Form 10-Q
period 1994-03-31
WEST CO INC
filed 1994-05-13
CIK 105770

                                                  This report contains 12 pages
                                                  (including cover page)



                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1994
                                                --------------
                         Commission File Number   0-5884
                                                --------
                          THE WEST COMPANY, INCORPORATED
           ----------------------------------------------------------
              (Exact name of registrant as specified in its charter)



             Pennsylvania                         23-1210010
             ------------                        ------------
     (State or other jurisdiction      (I.R.S. Employer Identification
   of incorporation or organization)                Number)




 101 Gordon Drive, PO Box 645, Lionville, PA      19341-0645
   -------------------------------------------    ----------
(Address of principal executive offices)          (Zip Code)

                                        N/A
   -----------------------------------------------------------------------------

   Former name, former address and former fiscal year, if changed since last report.

   Registrant's telephone number, including area code           215-594-2900
                                                                -------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X  .  No      .
                                                        -----     -----

                          March 31, 1994 - - - 15,981,774
   -----------------------------------------------------------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1994



                                                                  Page
                                                                 -----


               Part I - Financial Information

                    Item 1.  Financial Statements

                          Consolidated  Statements of  Income for
                              the  Three  Months ended  March 31,
                              1994 and April 4, 1993                 3
                          Condensed  Consolidated Balance  Sheets
                              as  of March 31,  1994 and December
                              31, 1993                               4
                          Condensed  Consolidated  Statements  of
                              Cash  Flows  for  the Three  Months
                              ended March 31, 1994  and April  4,
                              1993                                   5
                          Notes to Interim Financial Statements      6

                    Item 2.   Management's     Discussion     and
                              Analysis of Financial Condition and
                              Results of Operations                  8


               Part II - Other Information

                    Item 1.   Legal Proceedings                      10
                    Item 6.   Exhibits and Reports on Form 8-K       11

               SIGNATURES                                            12

                                                                        Page 3
     Item 1. Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands, except per share data)

                                                                            Quarter Ended

                                                                                -------------
                                                                     March 31, 1994         April 4, 1993
                                                                     --------------        --------------

     Net sales                                                        $ 87,100  100  %      $86,900   100   %
     Cost of goods sold                                                 58,200   67          62,800    72
                                                                      --------------        --------------
          Gross profit                                                  28,900   33          24,100    28
     Selling, general and administrative expenses                       15,500   18          14,900    17
     Other expense, (income) net                                           700    1          (1,000)   (1)
                                                                      --------------        --------------
          Operating profit                                              12,700   14          10,200    12
     Interest expense                                                      600    1             700     1
                                                                      --------------        --------------
          Income before income taxes and minority interests             12,100   13           9,500    11
     Provision for income taxes                                          4,700    5           3,800     5
     Minority interests                                                    500    -             300     -
                                                                      --------------        --------------
          Income from consolidated operations                            6,900    8  %        5,400     6   %
     Equity in net income of affiliated companies                          100                  200
                                                                      --------------        --------------
          Income before cumulative effect of change
           in accounting method                                          7,000                5,600
     Cumulative effect to January 1, 1993 of the change
           in accounting for income taxes                                    -                1,000
                                                                      --------------        --------------
          Net income                                                  $  7,000              $ 6,600
                                                                      --------------        --------------
                                                                      --------------        --------------
     Net income per share:
          Income before cumulative effect of change
           in accounting method                                       $    .44              $   .36
          Cumulative effect of change in accounting method                   -                  .06
                                                                      --------------        --------------
                                                                      $    .44              $   .42
                                                                      --------------        --------------
                                                                      --------------        --------------
     Average shares outstanding                                         15,956               15,764
                                                                      --------------        --------------
                                                                      --------------        --------------
     Interim results are based on the Company's accounts without audit.
     The Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.

                                                                     Page 4
     The West Company, Incorporated and Subsidiaries

     CONSOLIDATED BALANCE SHEETS
     (in thousands, except per share data)

                                                                   (Unaudited)
     ASSETS                                                      March 31, 1994        Dec. 31, 1993

     Current assets:                                             --------------        -------------
          Cash, including equivalents                              $  6,900              $  5,200
          Accounts receivable                                        51,500                43,300
          Inventories                                                36,500                34,500
          Other current assets                                       12,500                10,200
                                                                   -----------           ----------
     Total current assets                                           107,400                93,200
                                                                   -----------           ----------
     Net property, plant and equipment                              173,600               172,800
     Investments in affiliated companies                             17,600                17,800
     Intangibles and other assets                                    27,800                23,600
                                                                   -----------           ----------
     Total Assets                                                  $326,400              $307,400
                                                                   -----------           ----------
                                                                   -----------           ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long term debt                        $  4,800              $  5,400
          Notes payable                                               6,200                 2,300
          Accounts payable                                           14,300                14,100
          Other current liabilities                                  29,900                25,000
                                                                   -----------           -----------
     Total current liabilities                                       55,200                46,800
                                                                   -----------           -----------
     Long-term debt, excluding current portion                       25,200                24,600
     Deferred income taxes                                           19,100                18,400
     Other long-term liabilities                                     19,000                18,600
     Minority  interests                                             12,100                10,900
     Shareholders' equity                                           195,800               188,100
                                                                   -----------           -----------
          Total Liabilities and Shareholders' Equity               $326,400              $307,400
                                                                   -----------           -----------
                                                                   -----------           -----------
     Shareholders' equity per share                                $  12.25              $  11.82
                                                                   -----------           -----------
                                                                   -----------           -----------

     The West Company Incorporated and Subsidiaries

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)


																																								                     (Unaudited)
                                                              Quarter Ended
                                                              -------------
                                                     March 31, 1994  April 4, 1993
                                                     --------------  -------------
     Cash flows from operating activities:
          Net income, plus net non-cash items           $ 13,100         $ 7,200
          Changes in assets and liabilities               (6,100)         (4,400)
                                                        -----------      ----------
     Net cash provided by operating activities             7,000           2,800
     Cash flows from investing activities:
          Property, plant and equipment acquired          (4,400)         (6,500)
          Proceeds from sale of assets                       100           6,000
          Payment for acquisition, net of
          cash acquired                                   (2,900)             -
                                                        -----------      ----------
     Net cash used in investing activities                (7,200)           (500)
                                                        -----------      ----------
     Cash flows from financing activities:
          Repayment of long-term debt                       (900)           (400)
          Notes payable, net                               3,600           1,100
          Dividend payments                               (1,800)         (1,600)
          Sale of common stock, net                          900             800
                                                        -----------      ----------
     Net cash provided by (used in)
          financing activities                             1,800            (100)
                                                        -----------      ----------
     Effect of exchange rates on cash                        100               -
                                                        -----------      ----------
     Net increase in cash, including equivalents        $  1,700         $ 2,200
                                                        -----------      ----------
                                                        -----------      ----------
     See accompanying notes to financial statements.

                   The West Company, Incorporated and Subsidiaries
                   -----------------------------------------------
                        Notes to Interim Financial Statements
                        -------------------------------------


     The interim consolidated financial statements for the quarter ended March 31, 1994 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1993 Annual Report on Form 10-K.

     1. Interim Period Accounting Policy
       --------------------------------

       In  the  opinion of  management,  the  unaudited  Condensed  Consolidated
       Balance  Sheet   as  of  March  31,   1994  and   the  related  unaudited
       Consolidated Statement of Income and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative periods in 1993 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

       In the fourth quarter of 1993, the Company standardized its reporting year end to December 31 thereby eliminating the one month lag for all international operations. Consequently first quarter 1994, includes the first three calendar months for all operations, but 1993 comparative information reflects the December 1992 through February 1993 period for all international subsidiaries.

       Operating Expenses
       ------------------

       Certain operating expenses have been annualized for interim reporting purposes.

       Income Taxes
       ------------

       The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil are recorded on a basis discrete to the period and prior year adjustments, if any, are recorded as identified.

                   The West Company, Incorporated and Subsidiaries
                   -----------------------------------------------
                        Notes to Interim Financial Statements
                        -------------------------------------
                                     (Continued)


     2. Inventories at March 31, 1994 and December 31, 1993 are summarized as follows:
                                                             Audited
                                                             --------
             (in thousands)                       1994         1993
                                               --------      --------
             Finished goods                    $ 17,300      $ 14,100
             Work in process                      4,900         4,700
             Raw materials and supplies          14,300        15,700
                                               --------      --------
                                               $ 36,500      $ 34,500
                                               --------      --------
                                               --------      --------

     3. The carrying value of property, plant and equipment is determined as follows:
                                                              Audited
                                                            ---------
             (in thousands)                        1994          1993
                                               ---------    ---------
             Property, plant and equipment     $ 329,900    $ 322,800
             Less accumulated depreciation       156,300      150,000
                                               ---------    ---------
             Net property, plant and equipment $ 173,600    $ 172,800
                                               ---------    ---------
                                               ---------    ---------

     4.   Common stock issued  at March 31, 1994 was 16,844,735 shares, of which
          862,961 shares  were held in treasury.   Dividends of $.11  per common
          share were paid in the first quarter of 1994.


     5. The Company has accrued the estimated cost of environmental compliance expenses related to current and former manufacturing facilities. The ultimate cost to be incurred by the Company cannot be fully determined; however, based on information currently available, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions.

     Item 2.   Management's Discussion and Analysis of Financial Condition
               ------------------------------------------------------------
               and Results of Operations.
               --------------------------

     Results of Operations for the Quarter Ended March 31, 1994 Versus the
     ---------------------------------------------------------------------
     Quarter ended April 4, 1993.
     ---------------------------

     Net Sales
     ---------

     Net Sales for the first quarter of 1994 increased by only $0.2 million compared to the reported first quarter 1993 results. As disclosed, the reporting periods were standardized in the fourth quarter of 1993; this increased reported sales comparisons by $3.8 million. In addition sales to Consumer Products markets increased by 5% and machinery sales were $1.3 million higher. Offsetting these increases were lower domestic health care product sales, an absence of Tri/West Systems, Inc. sales (sold in third quarter of 1993) and unfavorable exchange rate variances due to the stronger U.S. dollar.

     Gross Profit
     ------------

     The Company enjoyed continuing improvement in manufacturing productivity. Gross margins increased as a percentage of sales to 33% in 1994 from 28% in 1993. Margins improved in all operating groups, but notable was a 150% increase in the gross margins on Consumer Products sales because of greater efficiencies and increased sales activity. The standardization of reporting periods accounted for $2.0 million of the increase in gross profit compared to the reported first quarter 1993 results.

     Selling, general and administrative expenses increased by $0.6 million, or 5%, in the first quarter 1994, compared to reported expenses in the first quarter 1993. Compared to a standardized reporting period in 1993, the increase was less than 1%. Outside service costs, rent expense and other expenses related to the new headquarters facility, and contributions increased 1994 spending. These expenses were offset by cost savings because of staff reductions, sale of Tri/West Systems, Inc. and favorable exchange rate variances.

     Other expense in 1994 was $0.7 million compared to other income of $1.0 million in 1993. Continued high inflation in Brazil increased translation losses while interest income was reduced. Also, other income for 1993 included a gain from the sale of the Company's former headquarters and research center facilities, which added $.05 per share to first quarter 1993 net income.

     Item. 2.  Management Discussion and Analysis of Financial Condition
               -------------------------------------------------------------
               and Results of Operations. (Continued)
               ---------------------------------------

     Interest Expense and Minority Interests
     ---------------------------------------

     Lower average debt levels and a stronger U.S. dollar in Europe helped reduce interest expense by $0.1 million in the first quarter 1994 compared to 1993.
     Higher minority interests primarily reflects the standardization of reporting periods.

     Taxes
     -----

     The estimated effective annual tax rate for 1994 is 39%. This is one percentage point lower than the rate in the first quarter of 1993. The lower tax rate reflects in part the reduction in the German statutory tax rate in mid-1993. The actual effective annual tax rate for 1993 was 38%, which also reflected the reversal of a tax reserve due to a favorable settlement of an audit issue in the fourth quarter of 1993.

     Net Income
     ----------

     Net income for the first quarter 1994 was $7.0 million, or $.44 per share, compared to net income for the first quarter 1993 of $5.6 million, or $.36 per share, (before the cumulative adjustment of deferred taxes to adopt Financial Accounting Standards No. 109, Accounting for Income Taxes). The Company's adoption of SFAS No. 109 added $1 million, or $.06 per share, to first quarter 1993 net income.

     Financial Position
     ------------------

     Working capital at March 31, 1994 was $52.2 million compared to $46.4 million at December 31, 1993. Working capital increases reflected higher levels of accounts receivable (higher sales late in the first quarter compared to lower sales late in the fourth quarter of 1993) and inventories. The working capital ratio at March 31, 1994 was 1.9 to 1.

     Cash flows from operations, common stock sale proceeds and available credit capacity were more than adequate to fund the acquisition of Senetics, Inc., capital expenditures and dividends. Total debt as a percentage of total invested capital was 14.9% at March 31, 1994, compared to 14.0% at December 31, 1993. At March 31, 1994, the Company had available unused lines of credit of $15 million.

     Management believes available credit lines and the Company's current capitalization will provide sufficient cash to meet cash flow requirements in the future.

                             Part II - Other Information
                        -------------------------------------

     Item 1.   Legal Proceedings
               -----------------
     A.     Wayne, New Jersey
            -----------------

     The Company is party to an Administrative Consent Order with the New Jersey Department of Environmental Protection & Energy (DEP&E) under which the Company is required to submit and perform a cleanup plan for property formerly owned by the Company in Wayne, New Jersey. The DEP&E has approved the Company's plan which permits a plastic waste disposal area to be capped and to remain in place, subject to placing a use restriction on that portion of the property, and subject to the DEP&E's further determination of the extent to which groundwater monitoring will be required. The present owner of the property has thus far declined to provide the use restriction and the Company is considering legal action against him to compel him to provide the use restriction. The DEP&E has not yet taken final action with respect to any further remedial steps such as ground water monitoring which may be required as part of the cleanup plan.

     B.     Vega Alta, Puerto Rico
            ----------------------

     Since 1987 the Company, along with several other major companies, has been considered by the Environmental Protection Agency to be potentially responsible for costs of an environmental clean-up of ground water contamination in an area which includes the site of one of the Company's existing plant locations in Puerto Rico. In this connection, EPA has issued two orders for corrective action work to clean up the ground water and the Company has been named a defendant in a cost recovery action brought by the United States in the United States District Court for the District of Puerto Rico against the Company and other potentially responsible parties.

     As a result of these orders, the Company and two other potentially responsible parties have been engaged in the design and construction of a ground water recovery and treatment well (the Ponderosa Well) as the first part of an overall remedy at the site.

     Effective June 30, 1993, the Company entered into an agreement with General Electric Company UNISYS Corporation, Motorola Corporation and Harman Automotive, Inc. under which the Company has paid General Electric Company $800,000 and General Electric and UNISYS Corporation have agreed to indemnify the Company against all future government claims relating to the contamination of the ground water by volatile organic compounds. As a part of this agreement, the Company has also obtained releases of cost recovery claims from all of the other parties to the agreement.

     Under the terms of this agreement, the Company will continue to be responsible for any required clean up of the soils at its facilities in Puerto Rico and for any future toxic tort or natural resource damage claims which may arise from the contamination of the ground water. The indemnity includes protection against any possible claim by the Puerto Rico Aqueduct and Sewer Authority, which once indicated that it might assert a claim against the potentially responsible parties for the cost of its development of other wellfields to replace the water formerly supplied by the contaminated aquifer.

     The Company also remains responsible with Motorola Corporation and Harman Automotive, Inc. for completing construction of the Ponderosa Well and the related initial testing program, the cost of which is being shared equally by these companies. Following the completion of that program, the cost of the operation of this well and any other remedy required for the ground water will be the obligation of General Electric Company and UNISYS Corporation among other potentially responsible parties.

     Pursuant to the terms of this Agreement, the Company has stipulated with the United States that it is a liable party.

     As a result of this agreement, the Company will avoid the costs of participation in the existing litigation and any further contribution to the cost of remedying the contaminated ground water at this site.

     See Notes to Interim Financial Statements beginning on page 5 of this report.

     Item 6.  Exhibits and Reports on Form 8-K
            -----------------------------------

       (a)  None
       (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1994.

                                      SIGNATURES
                                      ----------




     Pursuant to the requirements  of the Securities Exchange  Act of 1934,  the registrant  has duly caused this  report to be signed on  its behalf by the undersigned thereunto duly authorized.





                                                  THE WEST COMPANY, INCORPORATED
                                                  ------------------------------
                                                             (Registrant)


            May 13, 1994                          /s/ R. J. Land

     ---------------------------                  ------------------------------

            (Date)                                           (Signature)

                                                  R. J. Land
                                                  Sr. Vice President
                                                  Finance and Administration
                                                  and Chief Financial Officer


            May 13, 1994                          /s/ A. M. Papso
     --------------------------                   ------------------------------

           (Date)                                             (Signature)
                                                  A. M. Papso
                                                  Vice President and
                                                  Corporate Controller