Form 10-Q
period 1994-06-30
WEST CO INC
filed 1994-08-12
CIK 105770

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
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                           For The Quarterly Period Ended   June 30, 1994
                                                            --------------
                                   Commission File Number   0-5884
                                                           -------
                                    THE WEST COMPANY, INCORPORATED
- - ------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


            Pennsylvania                                        23-1210010
- - -----------------------------------------                       -----------
      (State or other jurisdiction              (I.R.S. Employer Identification
    of incorporation or organization)                                 Number)


101 Gordon Drive, PO Box 645, Lionville, PA                     1934100645
- - -------------------------------------------                     -----------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  215-594-2900
                                                     ------------
                                                  N/A
- - ------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .
                                        ----      ----

                          June 30, 1994 - - - 16,015,990
- - -----------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Index

                                           Form 10-Q for the
                                      Quarter Ended June 30, 1994


                                                                       Page
                                                                       ----

Part I - Financial Information

      Item 1. Financial Statements

              Consolidated Statements of Income for the Three and Six Months
                   ended June 30, 1994 and July 4, 1993                      3
              Condensed Consolidated Balance Sheets as of June 30, 1994 and
                   December 31, 1993                                         4
              Condensed Consolidated Statements of Cash Flows for the Six
                   Months ended June 30, 1994 and July 4, 1993               5
              Notes to Interim Financial Statements                          6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8


Part II - Other Information

      Item 1. Legal Proceedings                                             10
      Item 4. Submission of Matters to a Vote of Security Holder            11
      Item 6. Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                  12

Item 1.  Financial Statements
The West Company, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                Three Months Ended                    Six Months Ended
                                                         June 30, 1994       July 4, 1993       June 30, 1994   July 4, 1993
                                                         -------------       ------------       -------------   ------------
Net sales                                            $ 91,500   100  %     $87,100  100 %   $  178,600 100  %   $  174,000   100  %
Cost of goods sold                                     61,700    67         60,200   69        119,900  67         123,000    71
- - ------------------------------------------------------------------------------------------------------------------------------------
      Gross profit                                     29,800    33         26,900   31         58,700  33          51,000    29
Selling, general and administrative
       expenses                                        16,900    18         15,800   18         32,400  18          30,700    18
Other expense (income), net                               500     1            300    -          1,200   1            (700)   (1)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Operating profit                                 12,400    14         10,800   13         25,100  14           21,000   12
Interest expense                                          700     1            700    1          1,300   1            1,400    1
- - ------------------------------------------------------------------------------------------------------------------------------------
      Income before income taxes and
        minority interests                             11,700    13         10,100   12         23,800  13           19,600   11
Provision for income taxes                              4,200     4          3,800    4          8,900   5            7,600    4
Minority interests                                        600     1            500    1          1,100   -              800    1
- - ------------------------------------------------------------------------------------------------------------------------------------
      Income from consolidated operations               6,900     8  %       5,800    7 %       13,800   8  %        11,200    6  %
Equity in net income of
        affiliated companies                              600                  400                 700                  600
- - ------------------------------------------------------------------------------------------------------------------------------------
      Income before cumulative effect
        of change in accounting method                  7,500                6,200              14,500               11,800
Cumulative effect to January 1, 1993 of
        the change in accounting for
        income taxes                                        -                   -                    -                1,000
- - ------------------------------------------------------------------------------------------------------------------------------------
      Net income                                     $  7,500              $ 6,200          $   14,500          $    12,800
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income per share:
      Income before cumulative effect of
       change in accounting method                   $    .47              $   .39          $      .91          $       .75
      Cumulative effect of change in
       accounting method                                    -                   -                    -                  .06
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                     $    .47              $   .39          $      .91          $       .81
- - ------------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                             15,993               15,811              15,975               15,787


The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in
1993.
See accompanying notes to financial statements.

The West Company, Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS                                                  June 30, 1994         Dec. 31, 1993
Current assets:                                          ---------------      ------------
      Cash, including equivalents                        $      8,800         $      5,200
      Accounts receivable                                      54,900               43,300
      Inventories                                              38,100               34,500
      Other current assets                                     13,800               10,200
- - --------------------------------------------------------------------------------------------
Total current assets                                          115,600               93,200
- - -------------------------------------------------------------------------------------------
Net property, plant and equipment                             186,100              172,800
Investments in affiliated companies                            19,000               17,800
Intangibles and other assets                                   31,000               23,600
- - --------------------------------------------------------------------------------------------
Total Assets                                             $    351,700         $    307,400
- - --------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                  $     11,500         $      5,400
      Notes payable                                             9,400                2,300
      Accounts payable                                         15,200               14,100
      Other current liabilities                                32,100               25,000
- - --------------------------------------------------------------------------------------------
Total current liabilities                                $     68,200         $     46,800
- - --------------------------------------------------------------------------------------------
Long-term debt, excluding current portion                      26,000               24,600
Deferred income taxes                                          20,200               18,400
Other long-term liabilities                                    19,800               18,600
Minority  interests                                            13,700               10,900
Shareholders' equity                                          203,800              188,100
- - --------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity               $    351,700         $    307,400
- - --------------------------------------------------------------------------------------------
Shareholders' equity per share                           $      12.72         $      11.82
- - --------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


The West Company Incorporated and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               Six Months Ended
                                                        June 30, 1994     July 4, 1993
Cash flows from operating activities:
      Net income, plus net non-cash items                $    26,700      $    26,300
      Changes in assets and liabilities                       (9,500)         (11,200)
- - -----------------------------------------------------------------------------------------
Net cash provided by operating activities                     17,200           15,100
- - -----------------------------------------------------------------------------------------
Cash flows from investing activities:
      Property, plant and equipment acquired                 (11,000)         (19,000)
      Proceeds from sale of assets                               800            6,200
      Payments for acquisitions, net of
       cash acquired                                          (4,500)              -
- - -----------------------------------------------------------------------------------------
Net cash used in investing activities                        (14,700)         (12,800)
- - -----------------------------------------------------------------------------------------
Cash flows from financing activities:
      New long-term debt                                           -            2,200
      Repayment of long-term debt                               (900)            (600)
      Notes payable, net                                       3,800           (2,900)
      Dividend payments                                       (3,500)          (3,200)
      Sale of common stock, net                                1,500            1,700
- - -----------------------------------------------------------------------------------------
Net cash provided by (used in)
       financing activities                                      900           (2,800)
- - -----------------------------------------------------------------------------------------
Effect of exchange rates on cash                                 200                0
- - -----------------------------------------------------------------------------------------
Net increase (decrease) in cash,
       including equivalents                             $     3,600      $      (500)
- - -----------------------------------------------------------------------------------------
See accompanying notes to financial statements.

                            The West Company, Incorporated and Subsidiaries
                                 Notes to Interim Financial Statements




The interim consolidated financial statements for the three and six month periods ended June 30, 1994 are based on the Company's accounts without audit and should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1993 Annual Report on Form 10-K.

1. Interim Period Accounting Policy
   --------------------------------

   In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1994 and the related unaudited Consolidated Statement of Income for the three and six months periods then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the six month period then ended and for the comparative periods in 1993 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1994 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

   In the fourth quarter of 1993, the Company standardized its reporting year end to December 31 thereby eliminating the one month lag for all international operations. Consequently the first six months of 1994, include the first six calendar months for all operations, but 1993 comparative information reflects the six months from December 1992 through May 1993 for all international subsidiaries.

   Operating Expenses
   -------------------

   Certain operating expenses have been annualized for interim reporting purposes.

   Income Taxes
   -------------

   The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil are recorded on a basis discrete to the period and prior year adjustments, if any, are recorded as identified.

                            The West Company, Incorporated and Subsidiaries
                                 Notes to Interim Financial Statements
                                              (Continued)


2.  Inventories at June 30, 1994 and December 31, 1993 are summarized as follows:
                                                                Audited
          (in thousands)                           1994          1993
                                                --------       --------
          Finished goods                        $ 17,100      $ 14,100
          Work in process                          5,400         4,700
          Raw materials and supplies              15,600        15,700
                                                  ------        ------
                                                $ 38,100      $ 34,500
                                                  ------        ------
                                                  ------        ------

3.    The carrying value of property, plant and equipment is determined as follows:
                                                              Audited
          (in thousands)                           1994          1993
                                                  ------      --------
          Property, plant and equipment         $ 351,300    $ 322,800
          Less accumulated depreciation           165,200      150,000
                                                  -------      -------
          Net property, plant and equipment     $ 186,100    $ 172,800
                                                  -------      -------
                                                  -------      -------

4. Common stock issued at June 30, 1994 was 16,844,735 shares, of which 828,745 shares were held in treasury. Dividends of $.11 per common share were paid in each quarter of 1994.


5. The Company has accrued the estimated cost of environmental compliance expenses related to current and former manufacturing facilities. The ultimate cost to be incurred by the Company cannot be fully determined; however, based on information currently available, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions.

Management's Discussion and Analysis of Financial
- - -------------------------------------------------
Condition and Results of Operations.
- - ------------------------------------
Results of Operations for the Three and Six Months Ended
- - ---------------------------------------------------------
June 30, 1994 Versus the Comparable 1993 Periods.
- - -------------------------------------------------

Net Sales
- - ---------
Net sales for the quarter were $4.4 million higher in 1994 versus the same period in 1993. Increased demand for products in U.S. consumer products markets and higher sales in Europe due in large part to the acquisition of a 51% interest in Schubert Seals A/S were the primary reasons for the improvement. These increases were offset in part by lower sales in Brazil because of reduced government demand there.

For the six months, net sales were $4.6 million higher compared to the same period in 1993. The standardization of reporting periods in the fourth quarter of 1993 increased reported sales comparisons by $2.8 million. In addition, sales to U.S. consumer products markets and machinery sales increased. Offsetting these increases were the absence of Tri/West Systems, Inc. sales (sold in the third quarter of 1993) and unfavorable exchange rate variances due to a stronger U.S. dollar.


Gross Profit
- - ------------
Gross profit for the second quarter of 1994 increased 11% compared to the same quarter in 1993. Margins improved significantly to 32.6% from 30.8% because of operating efficiencies and increased sales activity. Especially notable is the improvement in margins on consumer products sales in the U.S., which doubled.

For the six month period, gross profit was 15% higher in 1994 versus the same period in 1993. Again, as it was for the quarter, improved operating efficiencies in the U.S. contributed to the improvement. Also, the standardization of reporting periods for international operations accounted for $2.0 million of the increase in gross profit comparisons.

Selling, general and administrative (SG&A) expenses increased by $1.1 million, or 7%, in the second quarter of 1994 versus the same quarter in 1993. For the six months, SG&A expenses are up $1.7 million, or 6%, in 1994 compared to 1993. Expenses for outside services, rental and other expenses related to the new headquarters facility and contributions increased 1994 spending. Reporting period standardization also contributed to the unfavorable variance. Part of these expenses were offset by cost savings because of staff reductions over the last three years and favorable exchange rate variances.

Other expense for the quarter increased to $0.5 million from   $0.3 million in
1993. For the first six months of 1994, other expense increased to $1.2 million from $0.7 million of other income in the comparable 1993 period. Continued high inflation in Brazil increased translation losses while interest income was lower. Also, other income for the six months 1993 included a gain from the sale of the Company's former headquarters and research center facilities.

Interest Expense and Minority Interests
- - ---------------------------------------
Interest expense for the second quarter of 1994 was unchanged from the same period in 1993 and interest expense was lower by $0.1 million for the six months 1994 compared to 1993. Lower average debt levels and a stronger U.S. dollar in Europe were the major causes.

Minority interests reflect higher earnings by the Company's majority-owned subsidiaries in Europe including 49% minority holding in Schubert Seals A/S, in which the Company acquired a 51% interest in May, 1994.

Taxes
- - -----
The tax rate for the quarter was 35.4%. This reflects the reduction of the current estimate of the 1994 effective tax rate to 37.25% because of lower state tax liabilities. The effective tax rate at the end of the first six months 1993 was 39%, but was 38% at the end of 1993, due to the favorable settlement of an audit issue in the fourth quarter 1993.

Net Income
- - ----------
Net income for the second quarter of 1994 was $7.5 million, or $.47 per share, compared to net income for the second quarter of 1993 of $6.2 million, or $.39 per share. Net income for six months ended June 30, 1994 was $14.5 million, or $.91 per share, compared to net income of $11.8 million, or $.75 per share, (before the cumulative adjustment of deferred taxes to adopt Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes) in the comparable period of 1993. The Company's adoption of SFAS 109 added $1 million, or $.06 per share, to the 1993 six months earnings.

Financial Position
- - ------------------
Working capital at June 30, 1994 was $47.4 million compared to $46.4 million at December 31, 1993. The working capital ratio at June 30, 1994 was 1.69 to 1.

Cash on hand and cash flows from operations were adequate to fund the acquisition payments for Schubert Seals A/S and Senetics, and capital expenditures, and to repay long-term debt and pay dividends equal to $.22 per share. Management believes the Company's current capitalization will provide sufficient cash to meet requirements in the near future. Total debt as a percentage of total invested capital was 17.4% at the end of June 30, 1994, compared to 14.0% at the end of December 31, 1993.

                                      Part II - Other Information
                                           -------------------

Item 1.   Legal Proceedings

A.    Wayne, New Jersey

The Company is a party to an Administrative Consent Order with the New Jersey Department of Environmental Protection (DEP) under which the Company is required to submit and perform a cleanup plan for property formerly owned by the Company in Wayne, New Jersey. The DEP has approved the Company's plan which permits a plastic waste-disposal area to be capped and to remain in place, subject to placing a use restriction on that portion of the property, and subject to the DEP's further determination of the extent to which groundwater monitoring will be required. The present owner of the property has thus far declined to provide the use restriction and the Company has initiated legal action against him to compel him to provide the use restriction. The DEP has not yet taken final action with respect to any further remedial steps such as ground water monitoring which may be required as part of the cleanup plan.

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

Effective June 30, 1993, the Company entered into an agreement with General Electric Company, UNISYS Corporation, Motorola Corporation and Harman Automotive, Inc. under which the Company has paid General Electric Company $800,000 and General Electric and UNISYS Corporation have agreed to indemnify the Company against all future government claims relating to the contamination of the ground water by volatile organic compounds. As a part of this agreement, the Company has also obtained releases of cost recovery claims from all of the other parties to the agreement.

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

See note number 5 of Notes to Interim Financial Statements beginning on page 6 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders
          --------------------------------------------------
    (a)      The Company held its annual meeting of shareholders on May 3, 1994.
    (c)      The following nominees were elected Class I directors (with a term expiring in 1997) by the following vote:

                                                        BROKER
                                  FOR     WITHHELD     NON-VOTES    ABSTENTIONS
                                 -----    --------     --------    ------------

      W. J. Avery                12,363,058   104,000         0            N/A
      G. J. Hauptfuhrer, Jr.     12,363,058   104,400         0            N/A
      W. G. Little               12,362,858   104,600         0            N/A
      M. E. Trout                12,363,058   104,400         0            N/A

      The appointment of Coopers & Lybrand as the Company's independent accounts for the year ending December 31, 1994 was approved by the following vote:

              FOR         WITHHELD        BROKER NON-VOTES         ABSTENTIONS
              ---         --------        -----------------       ------------

          12,376,747       79,399               6,126                 5,183


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
      (a)      None
      (b) No reports on Form 8-K have been filed for the three months ended June 30, 1994.

                                              SIGNATURES
                                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE WEST COMPANY, INCORPORATED
                                                ----------------------------
                                                (Registrant)


      August 11, 1994                           /s/ R. J. Land
- - ---------------------------------               -------------------------------
      (Date)                                                        (Signature)

                                                R. J. Land
                                                Sr. Vice President, Finance and
                                                Chief Financial Officer



      August 11, 1994                           /s/ A. M. Papso
- - ---------------------------------               --------------------------------
      (Date)                                                       (Signature)

                                                A. M. Papso
                                                Vice President and Corporate
                                                Controller
                                                (Chief Accounting Officer)