Form 10-Q
period 1994-09-30
WEST CO INC
filed 1994-11-14
CIK 105770

                      This report contains 12 pages (including cover page)




                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended   September 30, 1994
                                                -----------------------
                          Commission File Number   0-5884
                                                  -----------
                            THE WEST COMPANY, INCORPORATED
                (Exact name of registrant as specified in its charter)
   ----------------------------------------------------------------------------


                       Pennsylvania                        23-1210010
          -------------------------------------        ------------------
            (State or other jurisdiction of            I.R.S. Employer
          incorporation or organization)             Identification Number)



              101 Gordon Drive, PO Box 645,                19341-0645
          Lionville, PA                              ----------------------
          -------------------------------------            (Zip Code)
             Address of principal executive
          offices)



   Registrant's telephone number, including area code     610-594-2900

                                                          ------------
                                         N/A
   ----------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X  .      No    .
                                             ----------     --------

                         September 30, 1994 - - - 16,059,890
- - -------------------------------------------------------------------------------
Indicate the  number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1994



                                                                           Page


Part I - Financial Information

     Item 1.  Financial Statements

           Consolidated Statements  of Income for the Three and Nine Months
               ended September 30, 1994 and October 3, 1993                    3
           Condensed Consolidated Balance  Sheets as of September  30, 1994
               and December 31, 1993                                           4
           Condensed Consolidated  Statements of  Cash Flows  for the  Nine
               Months ended September 30, 1994 and October 3, 1993             5
           Notes to Interim Financial Statements                               6

     Item 2.   Management's Discussion and Analysis of  Financial Condition
               and Results of Operations                                       8


Part II - Other Information

     Item 1.   Legal Proceedings                                              11
     Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES

  Item 1.  Financial Statements
  The West Company, Incorporated and Subsidiaries
  CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                                Three Months Ended            Nine Months Ended
                                         Sept. 30, 1994    Oct. 3, 1993  Sept. 30, 1994  Oct. 3, 1993
                                        ---------------   -------------  --------------- ------------
  Net sales                               $ 87,400 100 %  $81,900 100 %   $266,000 100 % $255,900 100 %
  Cost of goods sold                        62,000  71     57,800  71      181,900  68    180,800  71
  ----------------------------------------------------------------------------------------------------
     Gross profit                           25,400  29     24,100  29       84,100  32     75,100  29
  Selling, general and
     administrative expenses                15,600  18     15,100  18       48,000  18     45,800  18
  Other (income) expense, net                 (200)  -        600   1        1,000   1       (100)  -
  ----------------------------------------------------------------------------------------------------
     Operating profit                       10,000  11      8,400  10       35,100  13     29,400  11
  Interest expense                           1,100   1        700   1        2,400   1      2,100   1
  ----------------------------------------------------------------------------------------------------
    Income before income taxes and
         minority interests                  8,900  10      7,700   9       32,700  12     27,300  10
  Provision for income taxes                 3,200   4      2,800   3       12,100   4     10,400   4
  Minority interests                           300   -        300   -        1,400   1      1,100   -
  ----------------------------------------------------------------------------------------------------
    Income from consolidated operations      5,400   6 %    4,600   6 %     19,200   7 %   15,800   6 %
  Equity in net income
    of affiliated companies                    200            200              900            800
  ---------------------------------------------------------------------------------------------------
    Income before cumulative effect of
       change in accounting method           5,600          4,800           20,100         16,600
  Cumulative effect to January 1, 1993 of the
       change in accounting for income taxes    -             -                  -          1,000
  ----------------------------------------------------------------------------------------------------
    Net income                             $ 5,600        $ 4,800         $ 20,100       $ 17,600

  ----------------------------------------------------------------------------------------------------
  Net income per share:
       Income before cumulative effect
        of change in accounting method     $   .35        $   .30         $   1.26       $   1.05
     Cumulative effect of change in
        accounting method                       -             -                 -             .06
                                           $   .35        $   .30         $   1.26       $   1.11
- - ----------------------------------------------------------------------------------------------------
  Average shares outstanding                16,049         15,879           16,000         15,817


The  Company adopted  Statement of  Financial Accounting  Standards No.  109, Accounting  for Income
Taxes, in 1993.
See accompanying notes to financial statements.

     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED BALANCE SHEETS
     (in thousands, except per share data)

     <A>
     ASSETS                                   Sept. 30, 1994      Dec. 31, 1993
                                            ------------------      ----------
     Current assets:
          Cash, including equivalents            $ 15,400             $  5,200
          Accounts receivable                      53,900               43,300
          Inventories                              37,700               34,500
          Other current assets                     12,800               10,200
     ---------------------------------------------------------------------------
     Total current assets                         119,800               93,200
     ---------------------------------------------------------------------------
     Net property, plant and equipment            188,900              172,800
     Investments in affiliated companies           22,200               17,800
     Intangibles and other assets                  32,800               23,600
     ---------------------------------------------------------------------------
     Total Assets                                $363,700             $307,400
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt      $ 13,000             $  5,400
          Notes payable                            14,100                2,300
          Accounts payable                         14,100               14,100
          Other current liabilities                32,300               25,000
     ---------------------------------------------------------------------------
     Total current liabilities                     73,500               46,800
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion     23,200               24,600
     Deferred income taxes                         21,100               18,400
     Other long-term liabilities                   20,500               18,600
     Minority  interests                           14,700               10,900
     Shareholders' equity                         210,700              188,100
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity $ 363,700             $307,400
     ---------------------------------------------------------------------------
     Shareholders' equity per share             $   13.12             $  11.82
     ---------------------------------------------------------------------------


     See accompanying notes to financial statements.

     The West Company Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                      Nine Months Ended
                                         September 30, 1994     October 3, 1993
                                       ----------------------   ---------------
     Cash flows from operating activities:
          Net income, plus net non-cash items       $38,800       $ 34,200
          Changes in assets and liabilities          (6,100)       (12,000)
     ---------------------------------------------------------------------------
     Net cash provided by operating activities       32,700         22,200
     ---------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired    (18,000)       (26,900)
          Proceeds from sales of assets                 900          8,000
          Payments for acquisitions,
            net of cash acquired                     (8,200)           -
     ---------------------------------------------------------------------------
     Net cash used in investing activities          (25,300)       (18,900)
     ---------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                              -          2,300
          Repayment of long-term debt                (1,300)        (3,100)
          Notes payable, net                          6,300           (800)
          Dividend payments                          (5,300)        (4,700)
          Capital contribution by minority owner        400             -
          Sale of common stock, net                   2,300          2,500
     ---------------------------------------------------------------------------
     Net cash provided by (used in)
       financing activities                           2,400         (3,800)
     ---------------------------------------------------------------------------
     Effect of exchange rates on cash                   400           (100)
     ---------------------------------------------------------------------------
     Net increase (decrease) in cash,
      including equivalents                         $10,200       $   (600)
     ---------------------------------------------------------------------------

     See accompanying notes to financial statements.

                   The West Company, Incorporated and Subsidiaries
                        Notes to Interim Financial Statements




  The interim consolidated financial statements for the three and nine month periods ended September 30, 1994 are based on the Company's accounts without audit and should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1993 Annual Report on Form 10-K.

  1.Interim Period Accounting Policy
    --------------------------------
    In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1994 and the related unaudited Consolidated Statement of Income for the three and nine months periods then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the nine month period then ended and for the comparative periods in 1993 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1994 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

    In the fourth quarter of 1993, the Company standardized its reporting year end to December 31 thereby eliminating the one month lag for all
    international  operations.   Consequently, the first nine  months of 1994,
    include the first nine calendar months for all operations, but 1993 comparative information reflects the nine months from December 1992 through August 1993 for all international subsidiaries.

    Operating Expenses
    ------------------
    Certain operating expenses have been annualized for interim reporting purposes.

    Income Taxes
    ------------
    The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil are recorded on a basis discrete to the period, and prior year adjustments, if any, are recorded as identified.

                The West Company, Incorporated and Subsidiaries
                     Notes to Interim Financial Statements
                                  (Continued)


  2. Inventories at September 30, 1994 and December 31, 1993 are summarized as follows:
                                                             Audited
          (in thousands)                            1994      1993
                                                   -----     -------
          Finished goods                        $ 16,800   $ 14,100
          Work in process                          5,300      4,700
          Raw materials and supplies              15,600     15,700
                                                  ------     ------
                                                $ 37,700   $ 34,500
                                                  ------     ------
                                                  ------     ------

  3.   The carrying value of  property, plant and equipment is  determined as follows:
                                                            Audited
          (in thousands)                          1994       1993
                                                --------    -------
          Property, plant and equipment        $ 360,700  $ 322,800
          Less accumulated depreciation          171,800    150,000
                                                 -------    -------
          Net property, plant and equipment    $ 188,900  $ 172,800
                                                 -------    -------
                                                 -------    -------

  4.   Common  stock issued at September  30, 1994 was  16,844,735 shares, of
       which 784,845 shares  were held in  treasury.   Dividends of $.11  per
       common share were paid in each quarter of 1994.

  5. The Company has accrued the estimated cost of environmental compliance expenses related to current and former manufacturing facilities. The ultimate cost to be incurred by the Company cannot be fully determined; however, based on information currently available, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions.

  Item 2.
  Management's Discussion and Analysis of Financial
  --------------------------------------------------------------------
  Condition and Results of Operations.
  ---------------------------------------------------
  Results of Operations for the Three and Nine Months Ended
  -----------------------------------------------------------------------
  September 30, 1994 Versus the Comparable 1993 Periods.
  -----------------------------------------------------------------------

  Net Sales
  ------------
  Net sales for the third quarter 1994 were $5.5 million, or 7%, higher than the same period in 1993. In the U.S., demand increased for Safety Squeeze, a  closure system used on an over-the-counter pain reliever, and Spout-Pak,
  a gable  beverage carton  fitment sold  in consumer  products markets.   In
  addition, higher sales reflect the acquisition of a 51% interest in Schubert Seals A/S, favorable foreign exchange rate differences, and volume increases in the Company's core health care markets. Especially notable was increased demand in Brazil related to the improved economic outlook there.

  For the nine months, net sales were $10.1 million higher compared to the same period in 1993. The variance in the reported periods (see note 1 to Interim Financial Statement) included in 1993 favorably impacted reported sales comparisons by $2.1 million. In addition, increased sales reflect consolidation of sales of companies acquired in 1994, sales to U.S. consumer products markets and machinery sales. Volume increases were evident in core health care markets. In part, these increases were offset by the absence of Tri/West Systems, Inc. sales (sold in the third quarter of 1993) and unfavorable exchange rate variances due to a stronger U.S. dollar.

  Gross Profit
  ----------------
  Gross profit for the third quarter ended 1994 was $1.3 million, or 5%, higher compared to the same quarter in 1993. Margins were flat compared to the 1993 period and the improvement reflects the sales increase. Vacation closedown at the Company's and its customers' facilities in the quarter negatively impact comparisons to earlier quarters.

  For the nine month period, gross profit margins were 2.2 percentage points higher in 1994 versus the same period in 1993. Improved operating efficiencies in the U.S.and higher product demand contributed to the increase over 1993. Also, the standardization of reporting periods accounted for $1.6 million of the comparative increase in gross profit, the majority of which was offset by the unfavorable foreign exchange impact of a stronger U.S. dollar.

  Selling, general and administrative expenses increased by $0.5 million for the third quarter 1994 versus the same 1993 quarter, and are $2.2 million
  higher  for the  nine months  of 1994  compared to  1993.   Higher expenses
  reflect acquired companies' costs, rental and other expenses related to the Company's new headquarters facility, and outside service costs. Reporting period standardization and charitable contributions also negatively impacted comparisons. Cost savings because of staff reductions over the last three years are evident in core operations costs.

  Other income  for the quarter was $0.2 million versus other expense of $0.6
  million  in  1993.   For the  nine month,  other  expense was  $1.0 million
  compared with $0.1 millon of other income in the 1993 period.
  Implementation of a new economic plan in Brazil, which recently established the new REAL currency in parity with the U.S. dollar, had the effect of significantly reducing translation losses primarily in the
  quarter.   However, interest  income earned in  Brazil was also lower  in
  1994 when compared to  the same  periods  in 1993.    The  other  significant
  event impacting nine month comparison is the first quarter 1993 gain from the sale of the Company's former headquarters and research center facilities.

  Interest Expense and Minority Interests
  ------------------------------------------------------
  Interest expense for the third quarter of 1994 increased by $0.4 million compared to the same period in 1993, and the nine month period was $0.3 million higher in 1994 compared to 1993. These increases reflect the May 1994 acquisition and consolidation of Schubert Seals A/S. Year-to-date interest expense increases are offset, in part, by lower average debt levels.

  Minority interests reflect higher earnings of the Company's subsidiaries in Europe and the 49% minority ownership in Schubert Seals A/S.

  Taxes
  --------
  The tax rate for the third quarter ended 1994 was 36.3%. This reflects the reduction of the estimated effective annual tax rate to 37% because of lower state tax liabilities and shifts in the geographic source of expected earnings. The effective annual tax rate at the end of 1993 was 38%.

  Net Income
  ---------------
  Net income for the third quarter 1994 was $5.6 million, or $.35 per share, compared to net income for the third quarter 1993 of $4.8 million, or $.30 per share. Net income for nine months was $20.1 million, or $1.26 per share, compared to net income of $16.6 million, or $1.05 per share (before the cumulative adjustment of deferred taxes to adopt Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes). The Company's adoption of SFAS 109 added $1 million, or $.06 per share, to the nine month 1993 earnings.

  Financial Position
  ------------------------
  Working capital at September 30, 1994 was $46.3 million, a ratio of 1.63 to Working capital of $46.4 million at December 31, 1993 reflected a ratio of
  1.99 to 1. Higher levels of receivables and cash at September 30, 1994, reflecting timing of sales in the quarter, were offset by higher short-term borrowings.

  Cash  flows  provided  by  operating  activities   were  adequate  to  fund
  acquisition payments for Schubert Seals A/S, Senetics Inc., and DanBioSyst (UK) Ltd, capital expenditures, long-term debt repayments
  and dividends.   However,  total debt increased as cash balances rose
  in the period. Total debt as a percentage of total invested capital was 18.2% at the end of September 30, 1994, compared to 14.0% at the end of
  December 31,  1993.   The Company  recently  signed  a new  long-term
  revolving credit facility which makes available $30 million in addition to existing unused credit facilities of $10 million at September 30, 1994.

                             Part II - Other Information
                             ----------------------------

     Item 1. Legal Proceedings

     Reference is made to certain legal proceedings contained in Part II, Item 1, of the Company's Form 10-Q for the quarter ended June 30, 1994.



     Item 6.  Exhibits and Reports on Form 8-K
          ----------------------------------------------
          (a) Exhibit 10(a) - The West Company Non-Qualified Deferred Compensation Plan for Designated Executive Officers
                 Exhibit 27.  Financial Data Schedule.

          (b) No reports on Form 8-K have been filed for the three months ended September 30, 1994.




                                      SIGNATURES
                                  -----------------







     Pursuant to  the requirements of the  Securities Exchange Act of  1934, the registrant has  duly caused this report  to be signed on its  behalf by the undersigned thereunto duly authorized.







                                             THE WEST COMPANY, INCORPORATED

                                        -----------------------------------
                                        (Registrant)



          November 14, 1994             /s/ R. J. Land
          --------------------          -----------------------------------
          Date                          (Signature)

                                        R. J. Land
                                        Sr. Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer




          November 14, 1994             /s/ A. M. Papso
          --------------------          -----------------------------------
          Date                          (Signature)

                                        A. M. Papso
                                        Vice   President    and   Corporate
                                        Controller
                                        (Chief Accounting Officer)