Form 10-K
WEST CO INC
filed 1995-03-30
CIK 105770

This report contains __ pages
                                                        including the cover page


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                ----------------
                         Commission File Number 0-5884
                                   ---------

                         THE WEST COMPANY, INCORPORATED
                        --------------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                             23-1210010
------------------------------------                       -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identificaton Number)


101 Gordon Drive, PO Box 645, Lionville, PA                    19341-0645
---------------------------------------------                ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            610-594-2900
                                                             --------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
-----------------------               ------------------------------------------
Common Stock, par value                      New York Stock Exchange
    $.25 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


As of March 17, 1995, the Registrant had 16,508,400 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $416,837,100.


             Exhibit Index appears on pages F-1, F-2, F-3 and F-4.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------

Documents incorporated by reference: (1) portions of the Registrant's Annual Report to Shareholders for the Company's 1994 fiscal year (the "1994 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

PART I

Item l.           Business
                  --------

                                  The Company
                                  -----------
The West Company, Incorporated is engaged in one industry segment - the design, development, manufacture and marketing of stoppers, closures, containers, medical device components and assemblies made from elastomers, metal, glass and plastic that meet the unique filling, sealing, dispensing and delivery needs of the health care and consumer products markets. The Company also manufactures related packaging machinery. The Company's products include pharmaceutical-packaging components (stoppers, seals, caps, containers and dropper bulbs), components for medical devices (parts for syringes and components for blood sampling and analysis devices and for intravenous administration sets) and packaging components for consumer products.

The Company was incorporated in 1923. The executive offices of the Company are located at 101 Gordon Drive, PO Box 645, Lionville, Pennsylvania 19341-0645, approximately 35 miles from Philadelphia. The telephone number at the Company's executive offices is 610-594-2900. As used herein, the term "Company" includes The West Company, Incorporated and its consolidated subsidiaries, unless the context otherwise indicates.

            Principal Products -Pharmaceutical Packaging Components
            --------------------------------------------------------
The Company manufactures a broad line of pharmaceutical stoppers from natural rubber and a variety of synthetic elastomers. Several hundred proprietary formulations of these substances are molded into a range of stopper sizes used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs. Most formulae are specially designed to be compatible with drugs so that the drugs will remain effective and unchanged during storage. The Company's rubber laboratories not only develop formulations, but also conduct preliminary compatibility tests on customers' new drugs, and in the United States file formulation information with the Food and Drug Administration to assist its customers' new drug applications.

A broad line of aluminum seals which securely hold the stoppers on glass or plastic containers is manufactured by the Company. The Company also makes a wide variety of seals lined with its specially formulated rubber discs or other materials. Aluminum seals include closures with tamper-evident tabs or plastic FlipOffR buttons which must be removed before the drug can be withdrawn. The Company also designs, manufactures and sells capping machines for use with Company-designed metal caps and seals and other packaging equipment.

The majority of pharmaceutical-packaging components currently manufactured by the Company are used in packaging injectable drugs. Included in this category of products are syringe parts used by pharmaceutical manufacturers to package their drugs in pre-filled unit-dose disposable syringes.

Products used in the packaging of non-injectable drugs include rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures. The Company also manufactures and markets a range of Counter CapR products. These devices are plastic child resistant caps that advance, or count, every time a bottle of oral medication is opened or closed, thereby promoting compliance with medication instructions. In addition, the Company manufactures injection blow-molded plastic bottles and containers for the pharmaceutical industry.


In January 1992, the Company entered into a partnership with Schott Corporation to continue the glass vial, ampoule and cartridge manufacturing operations formerly carried on by the Company at its Cleona, Pennsylvania site. The partnership, Schott West Pharmaceutical Glass Company, is owned 60% by Schott Corporation and 40% by the Company.

In January 1994, the Company acquired Senetics, Inc., a Boulder Colorado company specializing in the development of innovative closure and delivery systems for the oral and inhalation drug delivery markets.

In May 1994, the Company acquired a 51% interest in Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry.

              Principal Products - Components for Medical Devices
              ----------------------------------------------------
The Company manufactures rubber and plastic components for empty disposable syringes. Typical components include plungers, hubs and needle covers which are assembled into finished empty disposable syringes by the Company's customers.

Blood-sampling system components manufactured by the Company include vacuum tube stoppers and needle valves. The Company also makes a number of specialized rubber and plastic components for blood analyzing systems.

Also included in this category are Company-manufactured and Company-purchased components assembled into drug-transfer devices.

The Company also manufactures and sells disposable infant nursers and individual nurser components to infant formula manufacturers.

                               Principal Products
           Packaging Components for the Consumer Products Industries
       -----------------------------------------------------------------
The Company manufactures a wide range of plastic threaded closures for the personal-care industry, mainly for such products as cosmetics and toiletries. The Company offers many different standard threaded closure designs in a wide range of sizes and colors, in addition to closures designed for specific customers and specialty packaging. The Company also manufactures custom and stock plastic containers for personal-care products.

The Company manufactures a variety of custom-designed and proprietary plastic closures, some of which are tamper evident, for distillers and food and beverage processors.

                                 Order Backlog
                                 --------------
Orders on hand at December 31, 1994 were approximately $99 million, compared with approximately $90 million at the end of 1993. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

                                 Raw Materials
                                 --------------
The Company uses four basic raw materials in the manufacture of its products: rubber, aluminum, plastic and glass. Approximately 25% of the total rubber used by the Company is natural rubber, substantially all of which is imported from Sri Lanka and Malaysia. Plastics and aluminum are purchased as needed from several sources. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future. However, the political stability and seasonal weather conditions of countries which supply natural rubber may be significant factors in the continuing supply of this commodity. Synthetic elastomers and plastics currently purchased by the Company are made from petroleum derivatives, the cost and availability of which are dependent on the supply of petroleum feedstocks. Also, the Company is dependent on sole sources of supply with respect to certain other raw material ingredients in older product formulations. In the event the supplier discontinues production the Company may be required to stockpile these materials until new formulations are qualified with customers.

The Company is pursuing a supply chain management strategy of aligning with vertically integrated suppliers that control their own feed stocks. This will result in reducing the number of raw materials suppliers. In some cases, the Company will purchase raw materials from a single source. this strategy is expected to assure quality, secure supply and reduce costs. However, it could result in risks to the Company's supply lines in the event of a supplier production problem. These risks will be managed by selecting suppliers with backup plans and fail-safe mechanisms as part of their operating standards.

                      Laboratory, Research and Engineering
                     -------------------------------------
Pharmaceutical packaging components must meet the rigid specifications set by the pharmaceutical industry relating to the function of the package, material compatibility, and freedom from chemical and physical contamination. Rubber formulations that involve contact with injectable pharmaceutical products are required to pass shelf-life tests extending from six months to three years. New rubber compounds must be tested to show that they do not cause precipitation in the customer's product or affect its potency, sterility, effectiveness, color or clarity. In addition, in the United States the Food and Drug Administration may review and inspect certain of the Company's facilities for adequacy of methods and procedures and qualifications of technical personnel.

The Company maintains its own laboratories for testing raw materials and finished goods to assure adherence to customer specifications and to safeguard the quality of its products. The Company also uses its laboratory facilities for research and development of new rubber and thermoplastic compounds and for testing and evaluating new products and materials.

The Company maintains engineering staffs responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product research department develops new packaging and device concepts for identified market needs.

Research, development and engineering expenditures for the creation and application of new and improved products and processes were approximately $12,000,000 in 1994, $11,400,000 in 1993 and $11,100,000 in 1992. Approximately
140 professional employees were engaged full time in such activity in 1994.


                                   Employees
                                   ----------
As of December 31, 1994, the Company and its subsidiaries had 3,680 full-time employees.

                              Patents and Licenses
                             ---------------------
The patents owned by the Company have been valuable in establishing the Company's market share and in the growth of the Company's business and may continue to be of value in the future, especially in view of the Company's continuing development of its own proprietary products. Nevertheless, the Company does not consider its business or its earnings to be materially dependent upon any single patent or patent right.

The Company also has an agreement with Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership position, relating to the sharing and cross-licensing of certain technology.

                                Major Customers
                               -----------------
The Company serves major pharmaceutical and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also sells to many of the leading manufacturers of personal-care products. The Company distributes its products primarily through its own sales force and also through regional distributors in the United States and Asia/Pacific.

Becton Dickinson and Company ("B-D") accounted for approximately 11% of the Company's consolidated net sales during the Company's last fiscal year. The principal products sold to B-D are components made of rubber, metal and plastic used in their disposable syringes and blood sampling and analysis devices. B-D has manufactured a portion of its own rubber components for a number of years. The Company expects to continue as a major B-D supplier.

Excluding B-D, the next ten largest customers accounted for approximately 28% of the Company's consolidated net sales in 1994, and no one of these customers accounted for more than 6% of 1994 consolidated net sales.

                                  Competition
                                  ------------
The Company competes with several companies, some of which are larger than the Company, across its major pharmaceutical packaging component and medical device component product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, although there are no industry statistics available, the Company believes that it supplies a major portion of the domestic industry requirements for pharmaceutical rubber and metal packaging components, and has a significant share of the European market for these components. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming more important as health care markets worldwide face increasing government controls and pressure to control overall costs.

The Company is one of the leading domestic producers of threaded plastic closures, although there are numerous competitors in the field of plastics.

In addition, some of the Company's customers also manufacture a portion of their own plastic, rubber and glass components.

                             Environmental Matters
                            ------------------------
The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, incorporated by reference herein.

                                 International
                                ---------------
The Note "Affiliated Companies" and the Note "Industry Segment and Operations by Geographic Area" of Notes to Consolidated Financial
Statements of the 1994 Annual Report to Shareholders are incorporated herein by reference.

The Company believes that its international business does not involve a substantially greater business risk than its domestic business. However, economic and competitive factors vary in the countries in which the Company's international subsidiaries and affiliates do business. The future growth and performance of the Company's international subsidiaries and affiliates are dependent on these factors and the political stability of the countries where they do business.

The Company's financial condition and results are impacted by fluctuations in exchange rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, incorporated herein by reference.

Item 2.           Properties
                  -----------
The Company maintains eleven manufacturing plants and two mold and die production facilities in the United States, including one manufacturing plant in Puerto Rico, and a total of ten manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Argentina, Brazil and Singapore.


The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other Company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany and Boulder, Colorado are also used for research and development activities.

The manufacturing facilities of the Company are well-maintained, are operating generally on a two or three-shift basis and are adequate for the Company's present needs.

The principal facilities in the United States, including Puerto Rico, are as follows:

- United States facilities include approximately 1,036,000 square feet of owned and 332,000 square feet of leased space in Pennsylvania, Florida, Nebraska, North Carolina and Puerto Rico.



The principal international facilities are as follows:

- Europe facilities include approximately 346,000 square feet of owned space and 145,000 square feet of leased space in Germany, England, Denmark and France.

- Latin America facilities include approximately 99,000 square feet of owned space in Argentina and Brazil.

- Asia/Pacific facilities include approximately 92,000 square feet of owned space in Singapore.

  Of the aforementioned currently owned facilities, approximately 464,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, which information is incorporated herein by reference.


      Sales office facilities in separate locations are leased under short-term arrangements.

      The Company also holds for sale 106,100 square feet of former manufacturing facility space in the United States.

Item 3.           Legal Proceedings.
                  -----------------
A.    Wayne, New Jersey
      ------------------
The Company is a party to an Administrative Consent Order with the New Jersey Department of Environmental Protection (DEP) under which the Company is required to submit and perform a cleanup plan for property formerly owned by the Company in Wayne, New Jersey. The DEP has approved the Company's plan which permits a plastic waste- disposal area to be capped and to remain in place, subject to placing a use restriction on that portion of the property, and subject to the DEP's further determination of the extent to which groundwater monitoring will be required. The present owner of the property has thus far declined to provide the use restriction and the Company has initiated legal action against him to compel him to provide the use restriction. The DEP has not yet taken final action with respect to any further remedial steps such as ground water monitoring which may be required as part of the cleanup plan.

See the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
None.

Item 4 (a) Executive Officers of the Registrant
            -----------------------------------
The executive officers of the Company at March 28, 1995 were as follows:

Name                                   Age    Business Experience During Past Five Years
----                                   ---    ------------------------------------------
George Bennyhoff 1                     51     Senior Vice President, Human Resources
                                              and Public Affairs since March 1986.

Wendy Dixon1                           39     Group Vice President, The Americas,
                                              since March 1995;previously Executive
                                              Vice President and General Manager of
                                              International Operations for Osteotech,
                                              Inc. from May 1993 to February 1995; and
                                              prior thereto held the following
                                              positions with Centocor, Inc.:  Vice
                                              President, Business Development from
                                              August 1992 to April 1993, Vice
                                              President, European Marketing & Sales
                                              from October 1990 to August 1992, Vice
                                              President, European Marketing & Business
                                              Development from June 1989 to October
                                              1990.


Jerry E. Dorsey                         50    Executive Vice President and Chief
                                              Operating Officer since June 1994;
                                              previously Group President from August
                                              1993 to June, 1994; President, Health
                                              Care Division from May 1992 to July 1993
                                              for the Company; and prior thereto
                                              President and Chief Executive Officer of
                                              Foster Medical from 1990 to May 1992.


Steven A. Ellers1                      44     Vice President, Operations since June
                                              1994; previously Vice President
                                              Asia/Pacific and Managing Director,
                                              Singapore for the Company from May 1990
                                              to May 1994

--------
1 Holds position as corporate officer elected by the Board of Directors for one year term.

       There are no family relationships among the executive officers of the Company.


John R. Gailey III1                     40    General Counsel and Secretary since May
                                              1994; previously Corporate Counsel and
                                              Secretary of the Company from December
                                              1991 to April 1994 and; prior thereto an
                                              Associate with the law firm of Dechert
                                              Price & Rhoads.


Stephen M. Heumann1                     53    Vice President and Treasurer since May
                                              1994; previously Treasurer from December
                                              1990 to April 1994 and Assistant
                                              Treasurer from May 1990 through November
                                              1990 for the Company.

Raymond J. Land1                        50    Senior Vice President, Finance and
                                              Administration from October 1991;
                                              previously General Manager - Premium
                                              Meals for Campbell Soup Company.

William G. Little1                      52    Director, President and Chief Executive
                                              Officer from May 1991; previously
                                              Division President, Kendall, Inc. from
                                              1990 to May 1991.

Anna Mae Papso1                         51    Vice President since March 1991 and
                                              Corporate Controller since May 1989.


Ulf C. Tychsen                         50     Group Vice President, Europe and
                                              Asia/Pacific, since January 1995;
                                              previously President, Sales & Marketing
                                              from June 1994 to December 1994 and
                                              President, Europe Division from July
                                              1992 to June 1994 for the Company; and
                                              prior thereto Managing Director,
                                              Marketing and Sales for Schulke & Mayr
                                              Gmbh.


Victor E. Ziegler1                     64     Executive Vice President since January
                                              1992; previously Division President from
                                              July 1991 to January 1992 and Group
                                              President for the Company.
--------

1 Holds position as corporate officer elected by the Board of Directors for one year term.
       There are no family relationships among the executive officers of the Company.

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters
                  --------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1994 and 1993 were as follows:

          First Quarter     Second Quarter      Third Quarter       Fourth Quarter           Year
        High      Low       High      Low       High      Low       High      Low       High      Low
1994    25 3/4    23 3/4    24 3/4    21 1/4    25 3/4    21 5/8    29 1/8    25 1/2    29 1/8  21 1/4
1993    24 3/8    19 7/8    23 1/2    22 3/8    25 1/4    23 1/4    24 7/8    23 1/2    25 1/4  19 7/8

As of December 31, 1994, the Company had 1,344 shareholders of record. There were also 2,200 holders of shares registered in nominee names. The Company's Common Stock paid a quarterly dividend of $.10 per share in each of the first three quarters of 1993; $.11 per share in the fourth quarter of 1993 and each of the first three quarters of 1994; and $.12 per share in the fourth quarter of 1994.


Item 6.        Selected Financial Data.
               -----------------------
Information with respect to the Company's net sales, income (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 1994 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Year End Financial Position" of the 1994 Annual Report to Shareholders.

Item 7.        Management's Discussion and Analysis Financial Condition
               and Results of Operations.
               ---------------------------------------------------------
The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1994 Annual Report to Shareholders.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to the Consolidated Financial Statements", and "Quarterly Operating and

Per Share Data (Unaudited)" of the 1994 Annual Report to
Shareholders.

Subsequent Event
----------------
               On March 24, 1995, the Company announced that it had entered into a definitive merger agreement with PACO Pharmaceutical Services, Inc. pursuant to which the Company will acquire all of PACO's common stock at $12.25 per share in cash. The purchase price of approximately $54 million is being funded from cash balances and existing bank facilities.

               PACO's a provider of contract packaging and contract manufacturing services for pharmaceutical and personal health care companies. The following table presents selected financial information on PACO's financial results for its fiscal year ended March 31, 1994 and for the nine months ended December 31, 1994 and its financial position as of March 31, 1994 and December 31, 1994.

                                                          For the Year                         For the Nine Months
                                                  Ended March 31, 1994                     Ended December 31, 1994
                                                 ---------------------                     -----------------------
                                                                                            (unaudited)
Income Statement:
  Net Sales                                                   $ 68,000                                    $ 48,400
  Gross Profit                                                  10,600                                       6,500
  Income before taxes                                            2,900                                       2,300
  Income before account-
    ing change                                                   2,300                                       1,700
  Net Income                                                     1,900                                       1,700
                                                        --------------                          ------------------

Balance Sheet:                                          March 31, 1994                           December 31, 1994
                                                        --------------                          ------------------
  Currents assets                                             $ 24,300                                    $ 23,200
  Noncurrent assets                                             35,900                                      35,800
                                                        --------------                          ------------------
                                                              $ 60,200                                    $ 59,000
                                                        --------------                          ------------------
  Current liabilities                                         $  6,800                                    $  5,300
  Noncurrent liabilities                                         9,800                                       9,600
  Shareholders' equity                                          43,600                                      44,100
                                                        --------------                          ------------------
                                                              $ 60,200                                    $ 59,000
                                                        --------------                          ------------------

Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.
               -----------------------------------------------------------
None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "ELECTION OF DIRECTORS" and "STOCK OWNERSHIP OF DIRECTORS and EXECUTIVE OFFICERS - Section 16(a) Reporting" in the Proxy Statement.


Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11.        Executive Compensation.
                -----------------------
Information called for by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" and "BOARD OF DIRECTORS AND ITS COMMITTEES - Compensation of Directors" contained in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions.
                -----------------------------------------------
Information called for by this Item is incorporated by reference to "BOARD OF DIRECTORS AND ITS COMMITTEES - Compensation of Directors" and "BOARD OF DIRECTORS AND ITS COMMITTEES - Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.
                -------------------------------------------------------


(a) 1. The following report and consolidated financial statements, included in the 1994 Annual Report to Shareholders, have been incorporated herein by reference:

            Consolidated Statements of Income for the years ended
            December 31, 1994, 1993 and 1992

            Consolidated Balance Sheets at December 31, 1994 and
            1993

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

            Consolidated Statements of Cash Flows for years ended
            December 31, 1994, 1993 and 1992

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

(a) 2.      Supplementary Financial Information

            Schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)  3.           See Index to Exhibits on pages F-1, F-2, F-3 and F-4 of
                  this Report.

(b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1994.

(c) The exhibits are listed in the Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

(d) Financial Statements of affiliates are omitted because they do not meet the tests of a significant subsidiary at the 20% level.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The West Company, Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        (Registrant)
                                        By  Raymond J. Land
                                        ---------------------------------
                                        Raymond J. Land
                                        Senior Vice President,
                                        Finance and Administration
                                        (Principal Financial Officer)

                                        March 30, 1995
                                        ---------------------------------
                                        Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                               Title                                            Date
      ---------                               ------                                          -------
            William G. Little                 Director, President and                         March 30, 1995
---------------------------------             Chief Executive Officer
William G. Little
            (Principal Executive Officer)


            William S. West                   Director, Chairman                              March 30, 1995
----------------------------------
William S. West*


             Tenley E. Albright               Director                                        March 30, 1995
-----------------------------------
Tenley E. Albright *


             William J. Avery                 Director                                        March 30, 1995
-----------------------------------
William J. Avery*



             George W. Ebright                Director                                        March 30, 1995
------------------------------------
George W. Ebright*



          George J. Hauptfuhrer               Director                                        March 30, 1995
------------------------------------
George J. Hauptfuhrer*


            L. Robert Johnson                 Director                                        March 30, 1995
------------------------------------
L. Robert Johnson*


      Signature                               Title                                            Date
      ---------                               ------                                          -------

             Raymond J. Land                  Senior Vice President,                          March 30, 1995
--------------------------------------        Finance and Administration
Raymond J. Land                               Officer
            (Principal Financial Officer)


             John P. Neafsey                  Director                                        March 30, 1995
--------------------------------------
John P. Neafsey*


              Anna Mae Papso                  Vice President and                              March 30, 1995
--------------------------------------        Corporate Controller
Anna Mae Papso
            (Principal Accounting Officer)


              Walter F. Raab                  Director                                        March 30, 1995
---------------------------------------
Walter F. Raab*



             Monroe E. Trout                  Director                                        March 30, 1995
---------------------------------------
Monroe E. Trout*



             J. Roffe Wike, II                Director                                        March 30, 1995
---------------------------------------
J. Roffe Wike, II*



               Hans Wimmer                    Director                                        March 30, 1995
---------------------------------------
Hans Wimmer*



      Signature                               Title                                            Date
      ---------                               ------                                          -------
                  Geoffrey F. Worden          Director                                        March 30, 1995
----------------------------------------
Geoffrey F. Worden*


             Victor E. Ziegler                Director                                        March 30, 1995
----------------------------------------
Victor E. Ziegler


*  By Raymond J. Land pursuant to a power of attorney.

                                                 INDEX TO EXHIBITS

Exhibit                                                                                                       Page
Number                                                                                                       Number
------                                                                                                       ------
(3) (a)           Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit (4) to the Company's Registration Statement on Form S-8
                  (Registration No. 33-37825).

(3) (b)           Bylaws of the Company, as amended and restated December 13, 1994,

(4) (a)           Form of stock certificate for common stock incorporated by reference to Exhibit
                  (3) (b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1989 (File No. 0-5884).

(4) (b)           Flip-In Rights Agreement between the Company and American Stock Transfer
                  & Trust Company, as Rights Agent, dated as of January 16, 1990, incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement
                  (File No. 1-8036).

(4) (c)           Flip-Over Rights Agreement between the Company and American Stock
                  Transfer & Trust Company, as Rights Agent, dated as of January 16, 1990, incorporated by reference to Exhibit 2 to the Company's Form 8-A Registration
                  Statement (File No. 1-8036).

(5)               None.

(9)               None.

(10) (a)          Amended and Restated Put and Call Agreement dated as of March 23, 1993 between Hans Wimmer, Wimmer Holding GbR and the Company, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 5-0884).

(10) (b)          Registration Rights Agreement dated March 23, 1993 between the Company and Hans Wimmer, incorporated by reference to The Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992 (File No. 5-0884).

(10) (c)          Lease dated as of December 31, 1992 between Lion Associates, L.P. and
                  LuMont Keystone/Lionville Trust, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to The Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992 (File No.
                  5-0884).


Exhibit                                                                                                       Page
Number                                                                                                       Number
------                                                                                                       ------

(10) (d)          Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 5-0884).

(10) (e)          1995 Annual Incentive Bonus Plan, incorporated by reference to The
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993 (File No. 5-0884).

(10) (f)          Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 5-0884).

(10) (g)          Pension agreement dated February 17, 1994 between Pharma-Gummi Wimmer
                  West GmbH and Ulf Tychsen.


(10) (h)          Form of agreement between the Company and six of its executive officers, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.0-5884).

(10) (i)          Schedule of agreements with executive officers.

(10) (j)          Supplemental Employees' Retirement Plan, incorporated by reference to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1989 (File No. 0-5884).

(10) (k)          Retirement Plan for Non-Employee Directors of the Company, as amended
                  November 5, 1991, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 5-0884).

(10) (l)          Employment Agreement dated May 20, 1991 between the Company and
                  William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 5-0884).

(10) (m)          Management Contract dated as of March 7, 1986, between Hans Wimmer and
                  Pharma-Gummi Wimmer West GmbH, as amended, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December
                  31, 1992 (File No. 5-0884).

(10) (n)          Management Contract between Hans Wimmer and Pharma-Metall GmbH, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 5-0884).


Exhibit                                                                                                       Page
Number                                                                                                       Number
------                                                                                                       ------

(10) (o)          Management Contract between Hans Wimmer and Gressenicher Werkzeugbau
                  GmbH, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992 (File No. 5-0884).

(10) (p)          Management Contract dated May 8, 1986 between Hans Wimmer and Pharma-
                  Gummi Italia S.r.l, incorporated by reference to The
                  Company's Annual Report
                  on Form 10-K for the year ended December 31, 1992 (File
                  No. 5-0884).

(10) (q)          Contract of Employment dated April 2, 1992 between
                  Ulf C. Tychsen and
                  Pharma-Gummi Wimmer West GmbH, and related letter agreement of even date and Addendum No. 1 dated September 26, 1994.

(10) (r)          Extract from minutes of ordinary and extraordinary general meeting of the
                  partners of Pharma-Gummi France S.A.R.L. relating to remuneration of Hans
                  Wimmer as General Manager, incorporated by reference to The Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992 (File No.
                  5-0884).

(10) (s)          Non-qualified Deferred Compensation Plan for Designated Executive
                  Officers.

(10) (t)          Letter Agreement dated March 22, 1993 between the Company and Hans
                  Wimmer, incorporated by reference to The Company's Annual Report on Form
                  10-K for the year ended December 31, 1992 (File No. 5-0884).

(10) (u)          Non-qualified Deferred Compensation Plan for Outside Directors, incorporated
                  by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-5884).

(10) (v)          Agreement and Plan of Merger dated March 24, 1995 Among the
                  Company,
                  Stoudt Acquisition Corp. and Paco Pharmaceutical Services, Inc.
                  incorporated
                  by reference to the Company's Schedule 14 D-1 filed concurrently with this report.

(11)              Not Applicable.

(12)              Not Applicable.

(13)              1994 Annual Report to Shareholders.

(16)              Not applicable.

(18)              None.


Exhibit                                                                                                       Page
Number                                                                                                       Number
------                                                                                                       ------


(21)              Subsidiaries of the Company.

(22)              None.

(23)              Consent of Independent Accountants.

(24)              Powers of Attorney.

(27)              Financial Data Schedules.

(28)              Not applicable.

(99)              None.