Form 10-Q
period 1995-03-31
WEST CO INC
filed 1995-05-15
CIK 105770

                                                   This report contains 20 pages
                                                          (including cover page)
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended   March 31, 1995
                                                  ---------------
                          Commission File Number   0-5884
                                                   ------
                            THE WEST COMPANY, INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Pennsylvania                        23-1210010
           -------------------------------------     ----------------------
          (State   or  other   jurisdiction   of        (I.R.S. Employer
          incorporation or organization)             Identification Number)


              101 Gordon Drive, PO Box 645,
          Lionville, PA                                    19341-0645
          -------------------------------------      ----------------------
             (Address of principal executive         (Zip Code)
          offices)


     Registrant's telephone number, including area code  610-594-2900


                                         N/A
     ---------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to
     such filing requirements for the past 90 days.     Yes   X.  No.
                                                            ------    -------
                             March 31, 1995 --16,525,750
     ---------------------------------------------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1995



                                                                            Page


     Part I - Financial Information

          Item 1.  Financial Statements

                Consolidated  Statements of  Income  for  the Three  Months
                    ended March 31, 1995 and March 31, 1994                    3
                Condensed Consolidated Balance Sheets  as of March 31, 1995
                    and December 31, 1994                                      4
                Condensed Consolidated  Statements of  Cash Flows  for  the
                    Three Months ended March 31, 1995 and March 31, 1994       5
                Notes to Consolidated Financial Statements                     6

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations                        8


     Part II - Other Information

          Item 1.   Legal Proceedings                                         10

          Item 6.   Exhibits and reports on Form 8-K                          10

     SIGNATURES                                                               11

         Index to Exhibits                                                   F-1

     Part I - Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands, except per share data)

                                                                        Quarter Ended
                                                             March 31, 1995          March 31, 1994
                                                            ---------------          --------------
     Net sales                                                $95,200  100  %        $87,100   100  %
     Cost of goods sold                                        63,100   66            58,200    67
     ----------------------------------------------------------------------------------------------------
          Gross profit                                         32,100   34            28,900    33
     Selling, general and administrative expenses              16,800   18            15,500    18
     Other expense, net                                             -    -               700     1
     ----------------------------------------------------------------------------------------------------

          Operating profit                                     15,300   16            12,700    14
     Interest expense                                           1,400    2               600     1
     ----------------------------------------------------------------------------------------------------

          Income before income taxes and minority interests    13,900   14            12,100    13
     Provision for income taxes                                 5,100    5             4,700     5
     Minority interests                                           200    -               500     -
     ----------------------------------------------------------------------------------------------------

          Income from consolidated operations                   8,600    9  %          6,900     8  %
     Equity in net income (loss) of affiliated companies         (400)                   100
     ----------------------------------------------------------------------------------------------------

          Net income                                           $ 8,200               $ 7,000
     ----------------------------------------------------------------------------------------------------

     Net income per share                                      $   .50               $   .44
     ----------------------------------------------------------------------------------------------------

     Average shares outstanding                                 16,491                15,956




     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

     ASSETS                                       March 31, 1995   Dec. 31, 1994
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 28,900            $  27,200
          Accounts receivable                       59,000               57,800
          Inventories                               46,200               38,100
          Other current assets                      13,500               13,600
     ----------------------------------------------------------------------------
        Total current assets                       147,600              136,700
     ----------------------------------------------------------------------------
        Net property, plant and equipment          200,300              192,200
     Investments in affiliated companies            21,900               21,900
     Intangibles and other assets                   51,800               46,600
     ----------------------------------------------------------------------------
        Total Assets                              $421,600            $ 397,400
     ----------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  7,800            $  19,200
          Notes payable                              5,000                2,700
          Accounts payable                          17,000               19,300
          Other current liabilities                 29,100               45,100
     ----------------------------------------------------------------------------
        Total current liabilities                   58,900               86,300
     ----------------------------------------------------------------------------
     Long-term debt, excluding current portion      72,000               35,900
     Deferred income taxes                          24,400               24,400
     Other long-term liabilities                    24,500               21,600
     Minority  interests                             2,300                1,900
     Shareholders' equity                          239,500              227,300
     ----------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $421,600             $397,400
     ----------------------------------------------------------------------------

     See accompanying notes to interim financial statements.


     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                    Quarter Ended
                                                          March 31, 1995      March 31, 1994
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 16,000           $  13,100
          Changes in assets and liabilities                    (9,000)             (6,100)
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                  7,000               7,000
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired               (6,900)             (4,400)
          Proceeds from sale of assets                            100                 100
          Payment for acquisition, net of cash acquired       (16,500)             (2,900)
     -----------------------------------------------------------------------------------------
     Net cash used in investing activities                    (23,300)             (7,200)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                   27,800                   -
          Repayment of long-term debt                         (11,200)               (900)
          Notes payable, net                                    1,800               3,600
          Dividend payments                                    (2,000)             (1,800)
          Sale of common stock, net                               800                 900
     -----------------------------------------------------------------------------------------
     Net cash provided by financing activities                 17,200               1,800
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                             800                 100
     -----------------------------------------------------------------------------------------
     Net increase in cash, including equivalents             $  1,700           $   1,700
     -----------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements



          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the quarter ended March 31, 1995 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1994 Annual Report on Form 10-K.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 1995 and the related unaudited Consolidated Statement of Income and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative periods in 1994 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.


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


          2. Inventories at March 31, 1995 and December 31, 1994 are summarized as follows:
                                                             Audited
                  (in thousands)                 1995          1994
                                              --------       --------
                  Finished goods              $ 19,900       $ 17,000
                  Work in process                8,600          5,300
                  Raw materials and supplies    17,700         15,800
                                              --------       --------
                                              $ 46,200       $ 38,100
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)

          3. The carrying value of property, plant and equipment is determined as follows:
                                                                  Audited
                  (in thousands)                       1995          1994
                                                    --------     --------
                  Property, plant and equipment    $ 385,100    $ 366,800
                  Less accumulated depreciation      184,800      174,600
                                                    --------     --------
                  Net property, plant and equipment$ 200,300    $ 192,200
                                                    --------     --------
                                                    --------     --------
          4. Common stock issued at March 31, 1995 was 16,844,735 shares, of which 318,985 shares were held in treasury. Dividends of $.12 per common share were paid in the first quarter of 1995 and a dividend of $.12 per share payable to holders of record on April 19, 1995 was declared on March 7, 1995.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to current and former manufacturing facilities. The ultimate cost to be incurred by the Company cannot be fully determined; however, based on information currently available, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions.

          6. Subsequent event: On April 27, 1995 the Company announced that it completed its acquisition of PACO Pharmaceutical Services, Inc., a public company traded over-the-counter. The merger follows the completion of a cash tender offer for PACO common stock at $12.25 per share. PACO will become a wholly-owned subsidiary of the Company, and will be consolidated beginning in the second quarter of 1995.

               The following table presents selected financial information for the year ended December 31, 1994 on a proforma basis assuming the acquisition of 100% of PACO Pharmaceuticals Services, Inc. and subsidiaries had occured on January 1, 1994 and $1.4 million of savings related to synergies of the companies had been realized.

                  Net sales                         $429,900
                  Income before taxes                 43,500
                  Income from consolidated operations 28,100
                  Net income                          28,600
                  Net income per share                  1.78

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter Ended March 31, 1995 Versus
          -----------------------------------------------------------------
          the Quarter ended March 31, 1994.
          ---------------------------------

          Net Sales
          ---------
          Net sales for the first quarter of 1995 increased by $8.1 million, or 9%, compared with the same period in 1994. A weak U.S. dollar and inclusion of sales generated by Schubert Seals A/S, 51% of which was acquired in May 1994, were the primary reasons for the increase. Strong demand for products in international health care markets were offset in part by lower sales in U.S. markets and lower machinery sales. Demand for the Company's Spout-Pak closure system for gable-carton juice containers remained strong.

          Gross Profit
          ------------
          Gross margin as a percentage of sales increased to 33.7% in 1995 from 33.2% in the first quarter of 1994. The margin improvement reflects increased sales volume in international health care markets. Margins in the U.S. were lower because of product mix and higher material prices.

          Selling, general and administrative (SG&A) expenses increased by $1.3 million in the first quarter 1995 compared with first quarter 1994. SG&A expenses for Schubert Seals A/S and translation differences due to the weakening U.S. dollar were the primary causes.

          Other expense, net in 1995 decreased by $0.7 million compared with the same period in 1994. In 1995, foreign exchange losses in Europe because of a strong German mark, and in Brazil were offset by higher interest income earned on the large cash balances. In 1994, exchange losses in Brazil were significantly higher than in 1995, and more than offset other income sources resulting in net other expenses of $0.7 million.

          Interest Expense, Minority Interests and Equity in Affiliates
          --------------------------------------------------------------
          Higher average debt levels related to acquired companies and to the financing of acquisitions in 1994, including the minority interests in five European subsidiaries in the fourth quarter of 1994, and a weaker U.S. dollar compared to European currencies, increased interest expense

          Item. 2.
          Management Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------

          by $0.8 million in the first quarter 1995 compared with 1994.

          Minority interests are lower because of the minority buyout mentioned above.

          Equity in net income of affiliates showed a loss of $0.4 million for the first quarter of 1995 compared with income of $0.1 million for the same period in 1994.

          Further devaluation of the Mexican peso produced significant translation losses on net monetary assets of the Company's affiliate in Mexico, and was responsible for the reported loss.

          Taxes
          -----
          The estimated effective annual tax rate for 1995 is 37%. This is two percentage points lower than the rate estimated in the first quarter of 1994 primarily due to lower state taxes. The effective annual tax rate at the end of 1994 was 31.8%, reflecting the one-time impact of a net refund of foreign taxes paid by subsidiaries in prior years, triggered by the payment of dividends. No similar significant one-time benefits are expected in 1995.

          Net Income
          ----------
          Net income for the first quarter 1995 was $8.2 million, or $.50 per share, compared with net income for the first quarter 1994 of $7.0 million, or $.44 per share.

          Financial Position
          -------------------
          Working capital at March 31, 1995 was $88.7 million compared with $50.4 million at December 31, 1994. Working capital increased because of the long-term financing of the final payment for the acquisition of minority owners' interests in five European subsidiaries, and the settlement of liability on an interest rate swap agreement. U.S. inventory levels were also higher. The working capital ratio at March 31, 1995 was 2.5 to 1.

          Cash flow from operations and available cash funded capital expenditures and dividends.

          Total debt as a percentage of total invested capital rose to 25.9% at March 31, 1995 compared to 20.1% at December 31, 1994. At March 31, 1995 the Company had available unused lines of credit totaling $49.8 million.

          On April 27, 1995 the Company completed the acquisition of PACO Pharmaceutical Services, Inc. (see subsequent event in the Notes to Consolidated Financial Statements). The Company intends to finance the acquisition with available cash and drawdown of funds from available lines of credit.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  ------------------

          A.      Wayne, New Jersey
                  ------------------
          The Company is a party to an Administrative Consent Order with the New Jersey Department of Environment Protection (DEP) under which the Company is required to submit and perform a cleanup plan for property formerly owned by the Company in Wayne, New Jersey. The DEP has approved the Company's plan which permits a plastic waste-disposal area to be capped and to remain in place, subject to placing a use restriction on that portion of the property, and subject to the DEP's further determination of the extent to which groundwater monitoring will be required. The present owner of the property has thus far declined to provide the use restriction and the Company has initiated legal action against him to compel him to provide the use restriction. The DEP has not yet taken final action with respect to any further remedial steps such as ground water monitoring which may be required as part of the cleanup plan.

          See note number 5 of the Notes to Consolidated Financial Statments beginning on page 6 of this report.


          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

          (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1995.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          May  15, 1995                 R. J. Land
          --------------------          -----------------------------------
          Date                          (Signature)

                                        R. J. Land
                                        Sr. Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)


          May 15, 1995                  A. M. Papso
          --------------------          -----------------------------------
          Date                          (Signature)

                                        A. M. Papso
                                        Vice   President    and   Corporate
                                        Controller
                                        (Chief Accounting Officer)

                                  INDEX TO EXHIBITS

          Exhibit                                                      Page
          Number                                                     Number
          ------                                                   --------

          (3) (a) Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit
                    (4) to the Company's Registration Statement on Form S-8 (Registration No. 33-37825).

          (3) (b) Bylaws of the Company, as amended and restated December 13, 1994, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended 12/31/94 (File No.0-5884).

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


          (10) (a) Registration Rights Agreement dated March 23, 1993 between the Company and Hans Wimmer, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-5884).

          (10) (b) Lease dated as of December 31, 1992 between Lion Associates, L.P. and LuMont Keystone/Lionville Trust, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to

          Exhibit                                                      Page
          Number                                                     Number
          ------                                                    -------


                    The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-
                    5884).


          (10) (c) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-
                    5884).

          (10) (d)  1995    Annual    Incentive    Bonus    Plan,
                    incorporated  by  reference to  The Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1993 (File No. 0-5884).

          (10) (e) Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-5884).

          (10) (f) Pension agreement dated February 17, 1994 between Pharma-Gummi Wimmer West GmbH and Ulf Tychsen, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-
                    5884).


          (10) (g) Form of agreement between the Company and certain of its executive officers, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.0-5884).

          (10) (h)  Schedule   of   agreements   with   executive
                    officers.

          (10) (i) Supplemental Employees' Retirement Plan ("SERP"), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-5884).

          Exhibit                                                      Page
          Number                                                     Number
          -------                                                    ------

          (10 (j)   Amendment No. 1 to the Company's Supplemental
                    Employees' Retirement Plan.

          (10) (k) Retirement Plan for Non-Employee Directors of the Company, as amended November 5, 1991, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-5884).

          (10) (l) Employment Agreement dated May 20, 1991 between the Company and William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-5884).

          (10) (m) Management Contract dated as of March 7, 1986, between Hans Wimmer and Pharma-Gummi Wimmer West GmbH, as amended, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-5884).


          (10) (n) Contract of Employment dated April 2, 1992 between Ulf C. Tychsen and Pharma-Gummi Wimmer West GmbH, and related letter agreement of even date and Addendum No. 1 dated September 26, 1994, incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1994 (File No. 0-5884).


          (10) (o) Non-qualified Deferred Compensation Plan for Designated Executive Officers ("Officiers Deferred Comp Plan") incorporated by reference to Exhibit (10) (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-
                    5884).

          (10) (p)  Amendment No. 1 to the Non-qualified Deferred
                    Compensation  Plan  for Designated  Executive
                    Officers.

          Exhibit                                                      Page
          Number                                                     Number
          ------                                                     ------

          (10) (q) Non-qualified Deferred Compensation Plan for Outside Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-5884).

          (10) (r) Agreement and Plan of Merger dated March 24, 1995 Among the Company, Stoudt Acquisition Corp. and Paco Pharmaceutical Services, Inc. incorporated by reference to the Company's
                    Schedule 14 D-1 filed on March 31, 1995.


          (11)      Not applicable.

          (15)      Not applicable.

          (18)      None.

          (22)      None.

          (23)      Not applicable.

          (24)      None.

          (27)      Financial Data Schedules.

          (99)      None.