Form 10-Q
period 1995-06-30
WEST CO INC
filed 1995-08-14
CIK 105770

                                             This report contains 22 pages
                                                          (including cover page)




                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended   June 30, 1995
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
                                                    ------    -------
                             July 31, 1995 --16,573,177
     --------------------------------------------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended June 30, 1995



                                                                           Page


     Part I - Financial Information

          Item 1.  Financial Statements

                Consolidated  Statements of  Income for  the Three  and Six
                    Months ended June 30, 1995 and June 30, 1994               3
                Condensed Consolidated  Balance Sheets as of  June 30, 1995
                    and December 31, 1994                                      4
                Condensed Consolidated Statements of Cash Flows for the Six
                    Months ended June 30, 1995 and June 30, 1994               5
                Notes to Consolidated Financial Statements                     6

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations                        9


     Part II - Other Information

          Item 1.   Legal Proceedings                                         12

          Item 4.   Submission of Matters to a Vote of Security Holders       12

          Item 6.   Exhibits and Reports on Form 8-K                          13

     SIGNATURES                                                               13

          Index to Exhibits                                                  F-1

     Part I - Financial Information

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries

     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands, except per share data)

                                                  (Unaudited)                 (Unaudited)
                                              Six Months Ended              Six Months Ended
                                       June 30, 1995  June 30, 1994   June 30, 1995 June 30, 1994
     Net sales                             $109,000  100 % $91,500  100 %  $204,200 100 % $178,600 100 %
     Cost of goods sold                      77,100   71    61,500   67     139,800  68    119,400  67
     --------------------------------------------------------------------------------------------------

          Gross profit                       31,900   29      30,000   33      64,400 32     59,200  33
     Selling, general and
          administrative expenses            18,100   16      17,100   18      35,300 17     32,900  18
     Other (income) expense, net             (1,300)  (1)        500    1      (1,300) -      1,200   1
     --------------------------------------------------------------------------------------------------

          Operating profit                   15,100   14      12,400   14      30,400 15      25,100  14
     Interest expense, net                    2,000    2         700    1       3,400  2       1,300   1
     ---------------------------------------------------------------------------------------------------

          Income before income taxes
           and minority interests            13,100   12      11,700   13      27,000 13      23,800  13
     Provision for income taxes               4,700    4       4,200    4       9,800  5       8,900   5
     Minority interests                         300    -         600    1         500  -       1,100   -
     ---------------------------------------------------------------------------------------------------

          Income from consolidated


           operations                         8,100    8   %   6,900    8 %    16,700  8  %   13,800   8 %
     Equity in net income of
           affiliated companies                 600              600              200            700
     ---------------------------------------------------------------------------------------------------

          Net income                       $  8,700          $ 7,500         $ 16,900       $ 14,500
     ---------------------------------------------------------------------------------------------------

     Net income per share                  $    .52          $   .47         $   1.02       $    .91
     ----------------------------------------------------------------------------------------------------

     Average shares outstanding              16,531           15,993           16,511         15,975

     Certain items have been reclassed to conform with current classifications
     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                   (Unaudited)
     ASSETS                                       June 30, 1995    Dec. 31, 1994
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 15,300            $  27,200
          Accounts receivable, net                  66,200               57,800
          Inventories                               51,900               38,100
          Other current assets                      22,700               13,600
     ---------------------------------------------------------------------------
     Total current assets                          156,100              136,700
     ---------------------------------------------------------------------------
     Property, plant and equipment, net            230,500              192,200
     Investments in affiliated companies            24,900               21,900
     Intangibles and other assets, net              73,600               46,600
     --------------------------------------------------------------------------
     Total Assets                                 $485,100            $ 397,400
     --------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  6,200            $  19,200
          Notes payable                             36,000                2,700
          Accounts payable                          19,200               19,300
          Other current liabilities                 32,400               45,100
     ---------------------------------------------------------------------------
     Total current liabilities                      93,800               86,300
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      82,100               35,900
     Deferred income taxes                          33,900               24,400
     Other long-term liabilities                    23,500               21,600
     Minority  interests                             2,700                1,900
     Shareholders' equity                          249,100              227,300
     --------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $485,100             $397,400
     ---------------------------------------------------------------------------

     See accompanying notes to interim financial statements.



     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                          June 30, 1995       June 30, 1994
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 31,600           $  26,700
          Changes in assets and liabilities                   (15,800)             (9,500)
     ------------------------------------------------------------------------------------------
     Net cash provided by operating activities                 15,800              17,200
     ------------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (14,800)            (11,000)
          Proceeds from sale of assets                            100                 800
          Payments for acquisitions, net of cash acquired     (62,300)             (4,500)
          Customer advances                                    (4,700)                  -
     ------------------------------------------------------------------------------------------
     Net cash used in investing activities                    (81,700)            (14,700)
     ------------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                   38,100                   -
          Repayment of long-term debt                         (15,000)               (900)
          Notes payable, net                                   33,000               3,800
          Dividend payments                                    (3,900)             (3,500)
          Sale of common stock, net                               900               1,500
     ------------------------------------------------------------------------------------------
     Net cash provided by financing activities                 53,100                 900
     ------------------------------------------------------------------------------------------
     Effect of exchange rates on cash                             900                 200
     ------------------------------------------------------------------------------------------
     Net (decrease) increase in cash, including equivalents  $(11,900)           $  3,600
     ------------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                                                                    Page 7


                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements



          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the quarter ended June 30, 1995 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1994 Annual Report on Form 10-K.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1995 and the related unaudited Consolidated Statements of Income for the three and six months then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the six month period then ended and for the comparative periods in 1994 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.


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


          2. Inventories at June 30, 1995 and December 31, 1994 are summarized as follows:
                                                             Audited
                  (in thousands)                 1995          1994
                                              --------       --------
                  Finished goods              $ 21,400       $ 17,000
                  Work in process               11,000          5,300
                  Raw materials and supplies    19,500         15,800
                                              --------       --------
                                              $ 51,900       $ 38,100
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)

          3. The carrying value of property, plant and equipment is determined as follows:
                                                                  Audited
                  (in thousands)                        1995         1994
                                                     --------    --------
                  Property, plant and equipment      $ 433,000  $ 366,800
                  Less accumulated depreciation        202,500    174,600
                                                      --------   --------
                  Property, plant and equipment, net $ 230,500  $ 192,200
                                                      --------   --------
                                                      --------   --------
          4. Common stock issued at June 30, 1995 was 16,844,735 shares, of which 309,242 shares were held in treasury. Dividends of $.12 per common share were paid in the second quarter of 1995 and a dividend of $.12 per share payable to holders of record on July 19, 1995 was declared on May 2, 1995.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to current and former manufacturing facilities. The ultimate cost to be incurred by the Company cannot be fully determined; however, based on information currently available, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions.

          6. On April 27, 1995 the Company announced that it completed its acquisition of Paco Pharmaceutical Services, Inc. and subsidiaries, ("Paco") a public company traded over-the-counter. The merger followed the completion of a cash tender offer for Paco common stock at $12.25 per share. Paco became a wholly-owned subsidiary of the Company, and has been consolidated beginning on May 1, 1995.

               The following table presents selected financial information for the six months ended June 30, 1995 on a proforma basis assuming the acquisition of 100% of Paco had occurred on January 1, 1995 and $0.5 million of cost savings, (pro-rated over the first four months) related to synergies of the companies had been realized.

                  Net sales                                     $ 224,200
                  Income before taxes                              25,900
                  Income from consolidated operations              15,900
                  Net income                                       16,100
                  Net income per share                          $     .98

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for  the Quarter and Six Months  Ended June
          -----------------------------------------------------------------
          30, 1995 Versus the Comparable 1994 Periods
          -----------------------------------------------------------------


          Net Sales
          ---------
          Net sales for the second quarter of 1995 were $17.5 million, or 19.3%, higher versus the same quarter in 1994. For the six months, net sales were $25.6 million, or 14.4%, higher compared with the same period in 1994. For both the quarter and the six month period, net sales increases primarily reflect acquisitions, Paco Pharmaceutical Services, Inc. (Paco) in April 1995 and 51% of Schubert Seals A/S (Schubert) in May 1994. Also, sales increased because of favorable exchange rates, strong demand for the Company's Spout-Pak closure system for gable-carton juice containers, and continued strong demand in international health care markets. These increases were offset in part by lower machinery sales and lower sales to U.S. health care markets in the first quarter.

          Gross Profit
          ------------
          Gross profit increased 6.5% in the second quarter; however the gross margin was 29.2% for the second quarter 1995 which was 3.6 percentage points lower compared with the same quarter in 1994. Excluding the consolidation of Paco, the margin would have been 30.8%. Higher material costs and a change in product mix were the primary reasons for the lower margin. In addition in South America, government-mandated increases in salary and fringe benefits also had a negative effect on the gross margin.

          For the first six months of 1995, the gross margin was 31.5% which was 1.7 percentage points lower versus the same period in 1994. Excluding Paco, the gross margin would have been 32.5%. The reduced gross margin reflects product mix and higher material prices. However, gross margins continued to improve in Europe because of strong demand for the Company's products.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative expenses (SG&A) increased by $1.0 million for the second quarter 1995 versus 1994 and $2.4

          Item. 2.
          Management Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------
          million for the six month period. Additional expenses from the consolidation of Paco and Schubert and a weaker U.S. dollar were offset in part by cost savings from staff reductions and lower claim costs. However, SG&A is lower as a percentage of sales in 1995 compared with 1994.

          Other (income), expense, net
          ----------------------------
          Other income, net, for the second quarter increased by $1.8 million compared with the same quarter in 1994. For the six month period other income increased by $2.5 million compared with 1994. Lower foreign exchange losses in Brazil, a gain from the sale of a small unprofitable business line, and higher investment income were the primary reasons for the improvements.

          Interest Expense, Minority Interests and Equity in Affiliates
          --------------------------------------------------------------
          Higher average debt levels related to acquired companies, the financing of acquisitions in 1994 and 1995 and a weaker U.S. dollar increased interest expense by $1.3 million for the second quarter and by $2.1 million for the six month period compared with 1994.

          Minority interests are lower reflecting the buyout of the remaining minority ownerships in the Company's largest subsidiaries in Europe which occurred in the fourth quarter of 1994.

          Equity in the net income of affiliated companies was unchanged in 1995 compared with the same quarter in 1994. For the six months, the Company's share of net income was lower by $0.5 million compared with 1994. The devaluation of the Mexican peso was the primary reason and continues to have a negative effect on results.

          Taxes
          -----
          The tax rate for the second quarter 1995 was 35.9%. This reflects the reduction in the estimated effective annual tax rate to 36.5%. The lower estimated tax rate reflects the mix of earnings with a higher proportion of earnings in low tax jurisdictions. The estimated effective annual tax rate at June 30, 1994 was 37.25%. The effective annual tax rate at the end of 1994 was 31.8%, reflecting the one-time impact of a net refund of

          Item. 2.
          Management Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------

          foreign taxes paid by subsidiaries in prior years, triggered by the payment of dividends. No similar significant one-time benefits are expected in 1995.

          Net Income
          ----------
          Net income for the second quarter 1995 was $8.7 million, or $.52 per share, compared with net income for the second quarter 1994 $7.5 million, or $.47 per share. Net income for six months ended June 30, 1995 was $16.9 million, or $1.02 per share, compared with net income of $14.5 million, or $.91 per share.

          Financial Position
          -------------------
          Working capital at June 30, 1995 was $62.3 million compared with $50.4 million at December 31, 1994. Working capital increased because of the consolidation of Paco. The working capital ratio at June 30, 1995 was 1.66 to 1. Cash on hand and cash flows from operations were adequate to fund capital expenditures, repay long-term debt and pay dividends. Available cash and debt facilities were used to fund the acquisition of Paco and meet final obligations for the Company's purchase of the remaining minority interests in five subsidiaries in Europe.

          Total debt as a percentage of total invested capital was 33.1% at June 30, 1995, compared to 20.1% at December 31, 1994. At June 30, 1995, the Company had available unused lines of credit of $9.9 million.

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

          See note number 5 of the Notes to Consolidated Financial Statements beginning on page 8 of this report.

          Item 4. Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  (a) The Company held its annual meeting of shareholders on May 2, 1995.

                  (c) George W. Ebright, L. Robert Johnson, John F. Neafsey, Hans Wimmer and Geoffrey F. Worden were elected Class II directors (with a term expiring in 1998) by a vote of 12,979,139 for the election and 13,470 against.

                       The appointment of Coopers & Lybrand as the Company's independent accounts for the year ending December 31, 1995 was approved by the following vote:

                             FOR            AGAINST       ABSTENTIONS
                            -----           --------     ------------
                          12,957,606         25,708          9,292

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

                  -----------------------------


          (b) Form 8-K filed on May 10, 1995, covering the merger agreement on March 24, 1995 between The West Company, Incorporated, and Paco Pharmaceutical Services, Inc..

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          August 14, 1995               /s/ J. E. Dorsey
          --------------------          -----------------------------------
          Date                          (Signature)

                                        J. E. Dorsey
                                        Executive Vice President,
                                        Chief Operating Officer



          August 14, 1995               /s/ A. M. Papso
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