Form 10-K/A
period 1994-12-31
WEST CO INC
filed 1995-10-20
CIK 105770

This report contains      pages
                                                        including the cover page


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                ----------------
                         Commission File Number 1-8036
                                   ---------
                         THE WEST COMPANY, INCORPORATED
                        --------------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                                                                23-1210010
------------------------------------                                                            -------------------
(State or other jurisdiction of                                                                   (I.R.S. Employer
 incorporation or organization)                                                              Identification Number)


101 Gordon Drive, PO Box 645, Lionville, PA                                                            19341-0645
---------------------------------------------                                                      ----------------
(Address of principal executive offices)                                                               (Zip Code)

Registrant's telephone number, including area code                                                   610-594-2900
                                                                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                                                     Name of each exchange on which registered
-----------------------                                                  ------------------------------------------
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
                                             ---     ---



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

Exhibit Index appears on page 50.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------
None.

                                     PART I

Item l.     Business
            --------

                                  The Company
                                  -----------


     The West Company, Incorporated is engaged in one industry segment - the design, development, manufacture and marketing of stoppers, closures, containers, medical device components and assemblies made from elastomers, metal, glass and plastic that meet the unique filling, sealing, dispensing and delivery needs of the health care and consumer products markets. The Company also manufactures related packaging machinery. The Company's products include pharmaceutical - packaging components (stoppers, seals, caps, containers and dropper bulbs), components for medical devices (parts for syringes and components for blood sampling and analysis devices and for intravenous administration sets) and packaging components for consumer products.


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

            Principal Products - Pharmaceutical Packaging Components
            --------------------------------------------------------

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

In January 1994, the Company acquired Senetics, Inc., a Boulder Colorado company specializing in the development of innovative closure and delivery systems for the oral and inhalation drug delivery markets. The purchase price of the acquisition was $3 million, with additional payments to the former shareholders of up to $750,000, contingent upon achievement of specified technical milestones. Additional amounts are due based on license fees or royalty income and/or direct sales of the product until January 5, 1999.

In May 1994, the Company's German holding company The West Company GmbH acquired a 51% interest in Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry, for a purchase price of $4.8 million. At closing the parties entered into a shareholders agreement which contains limitations on the transfer of shares and provisions relating to voting on key corporate actions.

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

                             Environmental Matters
                            ------------------------
The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements contained in item 8 and incorporated by reference herein.

                                 International
                                ---------------
The Note "Affiliated Companies" and the Note "Industry Segment and Operations by Geographic Area" of Notes to Consolidated Financial Statements contained in item 8 are incorporated herein by reference.

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

The Company's financial condition and results are impacted by fluctuations in exchange rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency" and "Other Income (Expense)" of Notes to Consolidated Financial Statements, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements, incorporated herein by reference.

Item 4 (a) Executive Officers of the Registrant
            -----------------------------------
The executive officers of the Company at March 28, 1995 were as follows:


Name                     Age           Business Experience During Past Five
                                       Years
----                     ---           -----------------------------------------
George R. Bennyhoff 1    51            Senior Vice  President,  Human  Resources  and Public  Affairs  since
                                              March 1986.

Wendy Dixon              39            Group Vice President,  The Americas,  since March 1995; previously  Executive
                                              Vice President and General  Manager of  International  Operations for
                                              Osteotech,  Inc., a processor of medical implant  products,  from May
                                              1993  to  February   1995;  and  prior  thereto  held  the  following
                                              positions  with  Centocor,   Inc.,  a  biotechnology   pharmaceutical
                                              company:  Vice President,  Business  Development  from August 1992 to
                                              April 1993, Vice President,  European  Marketing & Sales from October
                                              1990 to August 1992,  Vice President,  European  Marketing & Business
                                              Development from June 1989 to October 1990.


Jerry E. Dorsey 1         50            Executive  Vice  President  and Chief  Operating  Officer  since  June 1994;
                                              previously   Group   President  from  August  1993  to  June,   1994;
                                              President,  Health Care  Division  from May 1992 to July 1993 for the
                                              Company;  and prior thereto  President and Chief Executive Officer of
                                              Foster Medical, a medical supply company, from 1990 to May 1992.


Steven A. Ellers 1       44            Vice  President,  Operations  since June  1994;  previously  Vice  President
                                              Asia/Pacific  and Managing  Director,  Singapore for the Company from
                                              May 1990 to May 1994.



John R. Gailey III 1     40            General  Counsel and Secretary since May 1994;  previously  Corporate
                                              Counsel and  Secretary  of the Company  from  December  1991 to April
                                              1994 and;  prior  thereto an  Associate  with the law firm of Dechert
                                              Price & Rhoads.


Stephen M. Heumann 1     53            Vice  President and Treasurer  since May 1994;  previously  Treasurer from  December 1990 to April 1994 and  Assistant  Treasurer  from May
                                              1990 through November 1990 for the Company.

Raymond J. Land 1        50            Senior  Vice  President,  Finance  and  Administration  from  October  1991;
                                              previously   General  Manager  -  Premium  Meals  for  Campbell  Soup
                                              Company.

William G. Little 1      52            Director,  President  and  Chief  Executive  Officer  from May  1991;
                                              previously  Division  President,  Kendall,  Inc.,  a  medical  device company, from 1990 to May 1991.

Anna Mae Papso 1         51            Vice President since March 1991 and Corporate Controller since May 1989.


Ulf C. Tychsen 1         50            Group  Vice  President,   Europe  and  Asia/Pacific,   since  January  1995;
                                              previously  President,  Sales & Marketing  from June 1994 to December
                                              1994 and President,  Europe  Division from July 1992 to June 1994 for the Company;  and prior  thereto  Managing  Director,  Marketing  and
                                              Sales for Schulke & Mayr Gmbh, a manufacturer  of  disinfectants  and conservation products.


Victor E. Ziegler 1      64            Executive  Vice  President  since January 1992;  previously  Division
                                              President  from July 1991 to  January  1992 and Group  President  for the Company.



-----------

     1 Holds position as corporate officer elected by the Board of Directors for one year term.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           ---------------------------------------------------------

FINANCIAL REVIEW
--------------------
   The Company operates in one industry segment: manufacturing and marketing specialized products that satisfy the unique filling, sealing, dispensing and delivery needs of the health care and consumer products industries. Over 85% of the Company's revenues are generated by the health care market. The Company's products include stoppers, closures, containers, medical device components and assemblies made from elastomers, metal, plastic and glass. The Company also manufacturers related packaging machinery.

   The following is management's discussion and analysis of the Company's operating results for the three years ended December 31, 1994 and its financial position as of year-end 1994. The information should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------
   The Company's 1994 net income was $27.3 million, or $1.70 per share, compared with net income of $23.5 million, or $1.48 per share, in 1993 and $19.7 million, or $1.26 per share, in 1992. In 1993, the Company standardized December 31 as the reporting year end for all consolidated subsidiaries. This change required all international subsidiaries to report December 1993 results in the reporting year 1993, resulting in the inclusion of 13 months of operating results in 1993 for these subsidiaries. Also in 1993 the Company lengthened the life of certain production equipment, which reduced depreciation expense. The depreciable life of this equipment now corresponds to its historical pattern of use and more closely matches industry practice. These two changes added approximately $.07 per share to 1993 earnings compared with 1992 and about $.01 per share to 1993 earnings compared with 1994. In 1993, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 109, which changed the Company's accounting for income taxes to the liability method. The cumulative impact of this method of income tax accounting was to reduce deferred tax liabilities recorded as of January 1, 1993, adding $.06 per share to 1993 net income.

NET SALES
----------
   Net sales were $365.1 million in 1994, an increase of 5% compared with reported sales in 1993, which included $8.8 million of international subsidiaries' sales attributable to December 1992 operations. Adjusting for that extra month would improve the annual sales increase to 7%. This improvement reflects increased sales to international health care markets, including the acquisition of a subsidiary in Europe, and increased domestic consumer product demand.

   Increased health care market sales were generated by continued market penetration in the Asia/Pacific region, acquisitions and volume increases in European and domestic health care markets. The volume increases were the result of new product offerings by customers and increased demand. Acquisitions during 1994 included Senetics, Inc., a domestic company specializing in innovative closure systems for oral and inhalation drug delivery, and a 51% interest in Schubert Seals A/S, a Danish manufacturer of metal seals for the European pharmaceutical industry. The acquired companies added $8.4 million to 1994 sales. Sales in domestic and European markets have been negatively impacted by price reductions on certain products due to government and consumer pressure to reduce health care costs and by competition. The weaker U.S. dollar compared with European and Asia/Pacific currencies added $2.3 million to reported 1994 sales amounts. Demand in Brazil for health care products increased during the later part of year as a result of that country's economic plan, which has stabilized the currency, but sales in South American health care markets were lower for the year. Measured at consistent currency exchange rates, health care sales increased by 5% over the comparable 12 months of 1993.

   Domestic consumer products sales rose 18% in 1994. This increase reflects primarily the increased demand for Spout-Pak(R) for gable carton juice containers manufactured by International Paper Company and for the SAFETY SQUEASE TM product manufactured for The Procter & Gamble Company's Scope(R) and Aleve(R) products. Also machinery sales increased by $2.4 million, returning to 1992 levels, following 1993 delays in customers' capital spending programs.

   In 1993, net sales increased by 3%, or $10.5 million, over 1992 levels. Compared with 1992, this reported sales increase was reduced by $10.6 million because of translation rate differences caused by the stronger U.S. dollar, but increased by $8.1 million due to the inclusion of December 1993 operating results of international subsidiaries. The inclusion of that additional month's results in 1993 standardized the reporting year end for all consolidated entities. Taking these two factors into account shows that worldwide health care market sales grew at more than 5% in 1993. The growth was evident in all markets served and came mainly from additional value-added products and services. Especially notable was market penetration in the Asia/Pacific region. Sales to consumer products markets declined by 8% compared with 1992, reflecting the combined impact of elimination of small-volume customers and less profitable product lines, and delays in customers' new product market introductions. Sales of machinery declined in 1993 by $3 million as health care reform proposals caused customers to delay their capital spending programs.

GROSS PROFIT
------------
   The consolidated gross margin improved in 1994 to 31.8%, and gross profit grew to $116.1 million, an 11% increase over 1993. This 1.8 percentage point improvement in the gross margin compared with 1993 was the result, in part, of higher sales volume. A significant portion of the increase reflects the use of Total Quality Management ("TQM") techniques and implementation of Manufacturing, Resource Planning systems ("MRP") and new technologies. Under TQM, employees work in multi-disciplined teams to resolve business and process problems. MRP is a software information management system that integrates data related to sales forecasts, production scheduling, purchasing, inventory control and capacity requirements planning. These programs and technologies combined to improve productivity, yields and logistics, and contributed to an 8% increase in the gross profit earned on sales to the health care markets. Higher contributions were generated from sales to all market regions served. Margin increases in domestic and South American operations improved significantly, while Asia/Pacific and European markets generated margins comparable to 1993.

   Gross profit on consumer products market sales more than doubled in 1994 compared with 1993. This reflects the significant increase in volume, the higher value-added product sales made possible through the product rationalization programs begun several years ago and the productivity improvements generated through the programs discussed above. Gross profit related to machinery operations increased primarily due to the volume of orders and higher sales in the year.

   The Company began installing Manufacturing Resource Planning systems in 1993. In addition, more than 90% of the Company's employees have been trained in Total Quality Management principles during 1993 and 1994. The remaining employees, most of whom are located at international manufacturing facilities, will be trained in 1995. The intent of these initiatives is to make the Company more responsive to customer requirements and to improve shareholder value. The continued benefits of these programs are expected to be evident in greater efficiencies and customer satisfaction.

   The gross margin in 1993 was 30%, and gross profit was $104.6 million, an 8% increase over 1992. The gross margin was 1.4 percentage points higher than in 1992. The reduction in depreciation expense caused by the extension of the useful life of certain production equipment was responsible for a .5 percentage point increase in the 1993 margin. The remaining improvement reflected the higher sales of value-added products, the benefits of restructuring activities and the Total Quality Management and Manufacturing Resource Planning initiatives begun in 1993. Gross profit on health care industry sales increased 7%, reflecting these factors. Margins improved in all regions served except Europe. European operations were adversely impacted by turbulent foreign exchange markets, recession in Germany, and the closing of a low-cost manufacturing facility in Serbia due to the United Nations embargo. Consumer products markets generated a lower gross profit in 1993 due to a volume decline, although mitigated by cost-savings programs. Consumer products operations continued to focus on leading consumer products manufacturers, such as Procter & Gamble and International Paper, and their need for innovative packaging systems that result in value-added products. New product introduction delays by such companies impacted 1993 negatively. Machinery operations achieved a higher gross margin on 1993 sales, although gross profit was down 15% due to lower volume.

EXPENSES
--------

   Selling, general and administrative expenses have absorbed a higher percentage of the sales dollar in each of the past three years. These expenses, as a percentage of sales, were 18.9% in 1994, 18.2% in 1993 and 16.9% in 1992. Selling, general and administrative expenses increased by $5.5 million in 1994, or 9%, over 1993 levels. The increase is attributable in part to $2.8 million of higher severance costs related to a global management reorganization and to productivity improvements. The global reorganization established worldwide functional responsibilities that had previously been carried out on a regional basis, thereby increasing management efficiencies and improving service to the Company's multi-national customers. The organization was restructured in anticipation of the year-end 1994 buyout of the minority owners of five European subsidiaries. The increase also reflects $1.1 million of rent and other expenses related to the Company's new headquarters facility, which became occupied in

September 1993, consolidation of $1.7 million of expenses of acquired companies as well as higher costs related to self-insured claims and outside service costs and exchange rate differences. Training and systems development will continue to improve productivity and reduce costs.

   The increase in 1993 selling, general and administrative expenses was 11%, amounting to a $6.4 million increase over 1992. Outside service costs, including training and systems development, and the move to the new corporate headquarters facility were the primary causes of the increase.

   Other expenses, net, in 1994 totaled $1.7 million compared with $.5 million in 1993 and $.9 million in 1992. Included in this item are foreign currency losses totaling $2.3 million, $5.4 million and $5.1 million, respectively. These translation losses are driven by the high inflation in Brazil, which has been significantly reduced since mid-1994 as a result of Brazil's economic plan designed to reduce inflation and stabilize the currency. Also included are foreign currency transaction losses of $.5 million in 1994, $.2 million in 1993 and $.5 million in 1992. The higher transaction losses in 1994 and 1992 were due primarily to the realignment of European currencies. Foreign exchange losses are offset in part by interest income totaling $1.2 million, $2.3 million, and $2.9 million in 1994, 1993, and 1992, respectively. Interest income was generated mainly in Brazil and has been reduced in 1994 due to the economic program that reduced interest rates and in 1993 due to reduced cash balances. Increased cash balances in other geographic areas have produced interest income, which partially offset the Brazilian reduction in 1994. In 1994, losses on real estate totaled $.5 million compared with $1.4 million of gains in 1993 from the Company's sale of its former headquarters and research center facilities and its ownership interest in Tri/West Systems, Inc.

INTEREST
---------
   Interest costs totaled $3.5 million in 1994, $3.4 million in 1993 and $4.1 million in 1992. Interest capitalized as a part of capital asset acquisitions was approximately the same in each of the three years. Interest expense attributable to the consolidation of companies acquired in 1994, mainly attributable to capitalized leases, masked the further reduction in 1994 interest expense. This reduction was attributable to lower average domestic debt levels and lower average interest rates on European debt. In 1993, the lower interest costs resulted from an approximate $13 million decline in average debt levels during the year. Average interest rates were also lower in 1993 compared with 1992; however, the net cost of interest rate swaps increased.

INCOME TAXES
-------------
The Company adopted the liability method of income tax accounting beginning in 1993 as mandated by SFAS No. 109 requirements. The effective tax rate in 1994 was 31.8% versus 38.2% in 1993. The unusually low 1994 tax rate reflects the one-time impact of a net refund of foreign taxes paid by subsidiaries in prior years. The refund was triggered by the payment of dividends. In addition, foreign tax loss carryforwards were assured realization due to the tax consolidation of several operating subsidiaries, thereby reducing the tax asset valuation allowance previously recorded on these potential tax benefits. The transactions were made possible by the acquisition of the minority ownership in these subsidiaries at year-end 1994. Finally, the 1994 effective income tax rate declined due to lower state income tax liabilities and due to the higher proportion of earnings being generated in lower-tax jurisdictions.

   The 1993 effective tax rate of 38.2% represented a 2.9 percentage point drop in the effective tax rate compared with 1992. The decline in the effective tax rate resulted from the favorable settlement of a foreign tax audit issue, the larger proportion of earnings generated in low-tax countries and a significant reduction in the effective tax rate in Brazil. The 1993 decrease in the statutory tax rate in Germany and lower state taxes offset the impact of the increase in the U.S. federal tax rate. Because these tax rate changes largely offset each other, the adoption of SFAS No. 109 did not have a material impact on the 1993 tax provision.

   The tax provision in 1992 was determined using previously accepted income tax accounting principles, and deferred taxes were provided on the differences in income for financial reporting and tax return purposes. At 41.1%, the 1992 effective tax rate reflected the mix of earnings, with higher-taxed European and Latin American earnings offset in part by lower-taxed operations in Singapore and Puerto Rico. The resulting effective rate was 3.2 percentage points above the rate on domestic operations.

MINORITY INTERESTS AND EQUITY IN AFFILIATES
-------------------------------------------
Minority interests increased to $1.9 million in 1994 compared with $1.7 million in 1993 and 1992. The increase primarily reflects the acquisition of a majority interest in Schubert Seals A/S in mid-1994. The increase was offset in part by the November 30, 1994 acquisition of the remaining minority ownership in five European subsidiaries. The terms of this transaction are incorporated herein by reference to the Note "Acquisitions and Investments" to the Consolidated Financial Statements.

Income from affiliates decreased in 1994 to half of the 1993 level. The reduction reflects the translation loss on net monetary assets of the Company's affiliates in Mexico due to the devaluation of the Mexican peso in late December. Offsetting these losses in part was continued improvement in the glass manufacturing operations of Schott West Pharmaceutical Glass Company in which the Company holds a 40% interest. After losses in 1992, this joint venture produced near breakeven results in 1993, and in 1994 has produced profits. The turnaround resulted from the technical expertise of the Company's joint venture partner, which improved product quality and increased productivity. Sales increased in each of the past three years. Operating results of the Company's affiliates in Japan and Mexico were lower in both 1994 and 1993 due to lower margins and sales.

CHANGES IN ACCOUNTING METHODS
------------------------------
The Company adopted SFAS No. 109 beginning in 1993. Prior financial statements were not restated, and the cumulative impact to January 1, 1993 of applying SFAS No. 109 principles was a $1.1 million reduction in the deferred tax liabilities reported at December 31, 1992. This cumulative impact was reported separately in the 1993 income statement, net of minority interest.

The Company also adopted SFAS No. 112, Employer's Accounting for Postemployment Benefits. This accounting standard covers all types of benefit plans provided to former or inactive employees and requires recognition of a liability under certain circumstances during employees' active service or when an employee is terminated. This accounting change did not have any significant impact on 1993 operating results.

FINANCIAL POSITION
--------------------
The Company's financial position continues to be strong. Working capital totaled $50.4 million at December 31, 1994, with a ratio of current assets to current liabilities of 1.6:1. That year-end level was reduced significantly by the liability to the former minority owners of five European subsidiaries for the final installment of the acquisition price, which was paid in early 1995. Receivable balances were higher at year-end 1994 as a function of a much stronger December sales period. Inventory levels, excluding inventories of companies acquired in 1994, were close to year end 1993 positions. Better production planning systems have aided the control of inventories while assuring customer needs can be met. Implementation of these systems at additional manufacturing sites is expected to further reduce inventory requirements.

Cash from operating activities totaled $49.8 million in 1994. In addition, the Company sold three former manufacturing properties, generating additional cash of $3.4 million. These available funds more than covered cash requirements in 1994 including $27.1 million of capital expenditures, $7.2 million of dividends to shareholders ($.45 per share) and $13.9 million of cash payments for 1994 acquisitions. Cash from exercise of employee stock options totaled $3.4 million. New debt increased the debt to invested capital (total debt, minority interests and shareholders' equity) ratio to 20.1%. Debt stood at $57.8 million at year-end 1994 compared with $32.3 million at year-end 1993. Cash balances also increased $22 million from December 31, 1993, and totaled $27.2 million at December 31, 1994. The increase in assets noted above decreased the asset turnover ratio to 1.04. Return on shareholders' equity was 13.2% equal to 1993.

1995 REQUIREMENTS
------------------
On January 2, 1995, the remaining 25.5 million deutsche marks due for the acquisition of the minority owners' interests in five European subsidiaries was paid using available cash and new debt facilities. Cash requirements for capital projects in 1995 are estimated at $44 million. These projects focus on new product tooling, cost reduction and quality improvements through technological upgrades. Acquisition and implementation of new information management systems will continue as will maintenance and improvements to the existing production capacity.

In accordance with the Company's foreign exchange management policy, the adverse consequences resulting from foreign currency exposure are mitigated by engaging in certain hedging activities. Foreign exchange forward contracts are used to minimize exposure related to foreign currency transactions and commitments for raw material purchases. The "Fair Value of Financial Instruments" note to the Consolidated Financial Statements, incorporated herein by reference, explains the impact of such hedges on the Company's results of operations and financial position. In 1986, the Company entered into a currency and interest rate swap agreement in connection with the acquisition of the majority interest in certain European companies. The agreement expired early in 1995 and the Company repaid DM20 million ($13.1 million at expiration) and received $7.2 million. The excess liability was funded with available cash and new debt facilities. Cash requirements for remedial activity related to environmental cleanup are not expected to exceed $1 million in 1995. In 1994, payments related to environmental cleanup totaled $.8 million. Included in these payments are amounts paid by the Company to perform testing and remedial work in Puerto Rico. These payments complete the Company's obligation under a settlement agreement with other potentially responsible parties signed in 1993 related to this site. The Company has been indemnified by other financially responsible parties against future government claims relating to groundwater contamination at the site. All of the payments made in 1994 were covered by the estimated liability recorded in prior years.

In 1995, in addition to cash flow from operations, the Company expects proceeds from sale of stock arising from the exercise expiring employee stock options to generate proceeds of $3.1 million. Management believes that this cash, available credit facilities ($30 million short-term and DM35 million long-term at year-end
1994) and the Company's current capitalization provide sufficient flexibility to meet cash flow requirements in the future.



Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Subsequent Event
----------------
   On March 24, 1995, the Company announced that it had entered into a definitive merger agreement with Paco Pharmaceutical Services, Inc. pursuant to which the Company will acquire all of Paco's common stock at $12.25 per share in cash. The purchase price of approximately $54 million is being funded from cash balances and existing bank facilities. Material terms and conditions of the merger agreement are contained in Section 13, "The Merger Agreement" of the Offer to Purchase by Paco Acquisition Corp., which is incorporated by reference herein.

   Paco is a provider of contract packaging and contract manufacturing services for pharmaceutical and personal health care companies. The following table presents selected financial information on Paco's financial results for its fiscal year ended March 31, 1994 and for the nine months ended December 31, 1994 and its financial position as of March 31, 1994 and December 31, 1994.


                                                          For the Year                         For the Nine Months
                                                  Ended March 31, 1994                     Ended December 31, 1994
                                                 ---------------------                     -----------------------
                                                                                                 (unaudited)


Income Statement:

  Net Sales                                                   $ 68,000                                    $ 48,400
  Gross Profit                                                  10,600                                       6,500
  Income before taxes                                            2,900                                       2,300
  Income before account-
    ing change                                                   2,300                                       1,700
  Net Income                                                     1,900                                       1,700
                                                        --------------                          ------------------

Balance Sheet:                                          March 31, 1994                           December 31, 1994
                                                        --------------                          ------------------
  Currents assets                                             $ 24,300                                    $ 23,200
  Noncurrent assets                                             35,900                                      35,800
                                                        --------------                          ------------------
                                                              $ 60,200                                    $ 59,000
                                                        --------------                          ------------------
  Current liabilities                                         $  6,800                                    $  5,300
  Noncurrent liabilities                                         9,800                                       9,600
  Shareholders' equity                                          43,600                                      44,100
                                                        --------------                          ------------------
                                                              $ 60,200                                    $ 59,000
                                                        --------------                          ------------------




CONSOLIDATED STATEMENTS OF INCOME
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



(in thousands, except per share data)                               1994                     1993                  1992




                                                            ----------------------------------------------------------------------
Net sales                                                   $365,100        100%     $348,700        100%     $338,200        100%
Cost of goods sold                                           249,000         68       244,100         70       241,500         71

                                                            ---------------------------------------------------------------------
Gross profit                                                 116,100         32       104,600         30        96,700         29
Selling, general and administrative expenses                  69,000         19        63,500         18        57,100         17
Other expense, net                                             1,700          1           500         --           900          1

                                                            ---------------------------------------------------------------------
 Operating profit                                             45,400         12        40,600         12        38,700         11
Interest expense                                               3,300          1         3,100          1         3,900          1

                                                            ---------------------------------------------------------------------
 Income before income taxes and minority interests            42,100         11        37,500         11        34,800         10
Provision for income taxes                                    13,400          3        14,300          4        14,300          4
Minority interests                                             1,900          1         1,700          1         1,700          1

                                                            ---------------------------------------------------------------------
 Income from consolidated operations                          26,800          7%       21,500          6%       18,800          5%
Equity in net income of affiliated companies                     500                    1,000                      900


                                                            ---------------------------------------------------------------------
 Income before cumulative effect of change in
 accounting method                                            27,300                   22,500                   19,700
Cumulative effect to January 1, 1993 of the change
in accounting for income taxes                                    --                    1,000                       --

                                                            ---------------------------------------------------------------------
 Net income                                                 $ 27,300                 $ 23,500                 $ 19,700

                                                            ---------------------------------------------------------------------
Net income per share:
 Income before cumulative effect of change in
 accounting method                                          $   1.70                 $   1.42                 $   1.26
 Cumulative effect of change in accounting method                 --                      .06                       --

                                                            ---------------------------------------------------------------------
                                                            $   1.70                 $   1.48                 $   1.26

                                                            ---------------------------------------------------------------------
Average shares outstanding                                    16,054                   15,838                   15,641

                                                            ---------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES AT DECEMBER 31, 1994 AND 1993

(in thousands, except per share data)



ASSETS                                                                                            1994                 1993
                                                                                                  ----                 ----
Current assets:
 Cash, including equivalents (1994--$15,900; 1993--$1,700)                                    $ 27,200              $  5,200
 Accounts receivable, less allowance (1994--$1,000; 1993--$1,100)                               57,800                43,300
 Inventories                                                                                    38,100                34,500
 Other current assets                                                                           13,600                12,000
                                                                                               -------               -------
Total current assets                                                                           136,700                95,000
                                                                                               -------               -------
Property, plant and equipment                                                                  366,800               322,800
Less accumulated depreciation and amortization                                                 174,600               150,000
                                                                                               -------               -------
                                                                                               192,200               172,800
Investments in affiliated companies                                                             21,900                17,800
Goodwill                                                                                        33,900                12,700
Assets held for disposition                                                                      1,400                 5,200
Deferred charges and other assets                                                               11,300                 5,700
                                                                                               -------               -------
                                                                                              $397,400              $309,200
                                                                                              --------              --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                                            $ 19,200              $  5,400
 Notes payable                                                                                   2,700                 2,300
 Accounts payable                                                                               19,300                14,100
 Accrued expenses:
  Salaries, wages and benefits                                                                  11,700                10,000
  Deferred revenue and deposits                                                                  3,700                 3,700
  Other                                                                                         29,700                13,100
                                                                                                ------               -------
Total current liabilities                                                                       86,300                48,600
                                                                                                ------               -------
Long-term debt, excluding current portion                                                       35,900                24,600
Deferred income taxes                                                                           24,400                18,400
Other long-term liabilities                                                                     21,600                18,600
Minority interests                                                                               1,900                10,900
Shareholders' equity:
 Preferred Stock, shares authorized: 3,000 shares; issued: 0
 Common Stock, par value $.25 per share; shares authorized: 50,000 shares issued: 1994--16,845; 1993--16,845
   shares outstanding: 1994--16,464; 1993--15,915                                                4,200                 4,200
 Capital in excess of par value                                                                 23,200                20,000
 Cumulative foreign currency translation adjustments                                            17,100                11,000
 Retained earnings                                                                             189,800               169,900
                                                                                               -------               -------
                                                                                               234,300               205,100
Less Treasury Stock (1994--381 shares; 1993--930 shares)                                         7,000                17,000
                                                                                               -------               -------
Total shareholders' equity                                                                     227,300               188,100
                                                                                               -------               -------
                                                                                              $397,400              $309,200
                                                                                              --------              --------


Certain items have been reclassified for 1993 to conform with 1994 classifications. The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                   Cumulative
                                                                                    foreign
                                                                      Capital in    currency
                                                         Common       excess of    translation   Retained     Treasury
(in thousands, except per share)                          Stock       par value    adjustments   earnings       Stock       Total
                                                        --------      ----------   -----------   --------     --------     --------


Balance, January 1, 1992                                $  4,100      $ 14,000      $ 11,900     $139,700     $(17,100)    $152,600
                                                        ---------------------------------------------------------------------------
Net income                                                                                         19,700                    19,700
Shares issued under stock option plans                       100         5,300                                     200        5,600
Cash dividends declared ($.40 per share)                                                           (6,300)                   (6,300)
Translation adjustments                                                                  300                                    300
Repurchase of Common Stock                                                                                      (3,300)      (3,300)
                                                        ---------------------------------------------------------------------------
Balance, December 31, 1992                                 4,200        19,300        12,200      153,100      (20,200)     168,600
                                                        ---------------------------------------------------------------------------
Net income                                                                                         23,500                    23,500
Shares issued under stock plans                                            700                                  3,200         3,900
Cash dividends declared ($.42 per share)                                                           (6,700)                   (6,700)
Translation adjustments                                                               (1,200)                                (1,200)
                                                        ---------------------------------------------------------------------------
Balance, December 31, 1993                                 4,200        20,000        11,000      169,900      (17,000)     188,100
                                                        ---------------------------------------------------------------------------
Net income                                                                                         27,300                    27,300
Shares issued under stock plans                                            300                                   3,400        3,700
Shares issued for acquisition                                            2,900                                   6,600        9,500
Cash dividends declared ($.46 per share)                                                           (7,400)                   (7,400)
Translation adjustments                                                                6,100                                  6,100
                                                        ---------------------------------------------------------------------------
Balance, December 31, 1994                              $  4,200      $ 23,200      $ 17,100     $189,800     $ (7,000)    $227,300
                                                        ---------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(in thousands)                                                                           1994              1993              1992
                                                                                         ----              ----              ----
Cash flows from operating activities:
 Net income                                                                            $ 27,300          $ 23,500          $ 19,700
 Adjustments to reconcile income before accounting
  change to net cash from operating activities:
  Depreciation and amortization                                                          23,100            22,000            23,600
  Loss (gain) on sales of real estate and investments                                       500            (1,400)               --
  Deferred income taxes                                                                  (2,700)            1,400               500
  Minority interests                                                                      1,900             1,800             1,700
  Equity in undistributed earnings of affiliated companies, net                            (200)             (500)             (100)
  (Increase) in accounts receivable                                                      (8,900)           (4,900)             (600)
  (Increase) decrease in inventories                                                       (700)            2,700            (4,400)
  (Increase) decrease in other current assets                                             2,500             3,000            (4,800)
  Increase (decrease) in other current liabilities                                        3,000            (7,100)           (2,900)
  Other operating items                                                                   4,000            (2,000)            1,300
                                                                                       --------------------------------------------
Net cash provided by operating activities                                                49,800            38,500            34,000
                                                                                       --------------------------------------------
Cash flows from investing activities:
 Property, plant and equipment acquired                                                 (27,100)          (33,500)          (22,400)
 Proceeds from sales of assets                                                            3,700             8,000             7,500
 Payments for acquisitions, net of cash acquired                                        (13,900)               --                --
                                                                                       --------------------------------------------
Net cash used in investing activities                                                   (37,300)          (25,500)          (14,900)
                                                                                       --------------------------------------------
Cash flows from financing activities:
 New long-term debt                                                                      18,100             1,600             5,500
 Repayment of long-term debt                                                             (3,000)           (6,500)          (26,700)
 Notes payable, net                                                                      (3,000)           (2,700)            5,900
 Issuance of Common Stock, net                                                            3,400             3,900             5,600
 Repurchase of Treasury Stock                                                                --                --            (3,300)
 Capital contribution by minority owner                                                     400                --               500
 Dividend payments                                                                       (7,200)           (7,000)           (6,300)
                                                                                       --------------------------------------------
Net cash provided by (used in) financing activities                                       8,700           (10,700)          (18,800)
                                                                                       --------------------------------------------
Effect of exchange rates on cash                                                            800              (100)               --
                                                                                       --------------------------------------------
Net increase in cash and cash equivalents                                                22,000             2,200               300
Cash and cash equivalents at beginning of year                                            5,200             3,000             2,700
                                                                                       --------------------------------------------
Cash and cash equivalents at end of year                                               $ 27,200          $  5,200          $  3,000
                                                                                       --------------------------------------------
Supplemental cash flow information:
 Interest paid (net of amounts capitalized)                                            $  3,000          $  3,000          $  4,600
 Income taxes paid                                                                     $ 13,700          $ 11,900          $ 10,300
                                                                                       --------------------------------------------


Certain items have been reclassified for 1993 to conform with 1994 classifications. The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all significant majority-owned subsidiaries. For years ending prior to 1993, international subsidiaries are included in consolidated financial statements based on fiscal years ending November 30. In 1993, international subsidiaries are included in consolidated financial statements based on the 13 months ended December 31. The inclusion of the additional month in 1993 added $8,100 to revenues, $2,100 to gross profit and net income per share of approximately $.01. Material intercompany transactions and accounts are eliminated in consolidation. An affiliated company reports on the basis of the fiscal year ending October 31. Investments in affiliated companies in which ownership exceeds 20% are accounted for on the equity method.

STATEMENT OF CASH FLOWS: Cash flows from operating activities are reported under the indirect method; cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

INVENTORIES: Inventories are valued at the lower of cost or market. The cost of inventories located in the United States is determined on the last-in, first-out
(LIFO) method; the cost of inventories located outside the United States is determined principally on the average cost method.

FOREIGN CURRENCY TRANSLATION: Foreign currency transaction gains and losses and translation gains and losses of subsidiaries operating in high-inflation economies are recognized in the determination of net income. Foreign currency translation adjustments of other subsidiaries and affiliates operating outside the United States are accumulated as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS: The Company uses interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains and losses on hedges of existing assets and liabilities are recognized monthly and offset gains and losses on the underlying transaction. Gains and losses of firm commitments, primarily raw material purchases including local needs in foreign subsidiaries, are deferred and recognized as part of the underlying transaction.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Upon sale or retirement of depreciable assets, costs and related depreciation are eliminated, and gains or losses are recognized in the determination of net income.

DEPRECIATION AND AMORTIZATION: For financial reporting purposes, depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is computed using accelerated methods. Goodwill is being amortized on the straight-line method over periods ranging from 30 to 40 years. The Company continually evaluates the appropriateness the remaining estimated useful life and the carrying value of goodwill and other intangible assets. Carrying values in excess of expected undiscounted associated cash flows are expensed when such determination is made.

RESEARCH AND DEVELOPMENT: Research, development and engineering expenditures for the creation and application of new or improved products and processes, which amounted to $12,000, $11,400 and $11,100 in 1994, 1993 and 1992, respectively, are expensed as incurred.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE COSTS: Environmental remediation costs are accrued when such costs are probable and reasonable estimates are determinable. Cost estimates are not discounted and include investigation, clean-up and monitoring activities; such estimates are adjusted if necessary based on additional findings. In general, environmental compliance costs are expensed. Environmental compliance costs at current operating sites are capitalized if they increase the value of the property and/or prevent environmental hazards from occurring.

INCOME TAXES: Beginning in 1993, the Company adopted Statement of Financial Accounting Standards (SEAS) No. 109, Accounting for Income Taxes, which provides that income taxes be accounted for under the liability method. Under the liability method, deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities. Prior-year financial statements have not been restated. The cumulative effect of adopting SEAS No. 109 is reported in the 1993 Consolidated Statement of Income net of applicable minority interests. In 1992, the provision for deferred income taxes is applicable to timing differences between taxable income and income for financial reporting purposes.

     United States income taxes and withholding taxes are accrued on the portion of earnings of international subsidiaries and affiliates (which qualify as joint ventures) intended to be remitted to the parent company.

NET INCOME PER SHARE: Net income per share is based on the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents are not material.


OTHER INCOME (EXPENSE)
Other income (expense) includes the following:





                                                                               1994                    1993                   1992
                                                                               ----                    ----                   ----

Interest income                                                               $ 1,200                $ 2,300                $ 2,900
Foreign exchange losses                                                        (2,800)                (5,600)                (5,600)
Gain (loss) on sales of real estate
  and investments                                                                (500)                 1,400                     --
Other                                                                             400                  1,400                  1,800
                                                                              -----------------------------------------------------
                                                                              $(1,700)               $  (500)               $  (900)
                                                                              -----------------------------------------------------


ACQUISITIONS AND INVESTMENTS

On November 30, 1994, the Company acquired the remaining minority ownership interests in five European subsidiary companies. The total purchase price for the minority interests in these subsidiaries was DM45,000 ($28.7 million at November 30, 1994). The cash portion of the purchase price totaled DM30,000 ($19.1 million) of which DM4,500 ($2.9 million) was paid at closing and DM25,500 ($16.2 million) on January 2, 1995; the balance of the consideration, DM15,000 ($9.5 million), was paid through delivery of 363,214 shares of the Company's Common Stock at closing.

On May, 20, 1994, the Company acquired a 51% ownership interest in Schubert Seals A/S, a Danish manufacturer of metal seals and related products mainly for the pharmaceutical industry. The total purchase was 31,000 kroner ($4.8 million at May 20, 1994). The cash portion of the purchase price for these acquisitions was financed principally using new debt facilities.

The acquisitions are being accounted for as purchases, and Schubert Seals A/S has been consolidated from June 1, 1994. The excess of the purchase price over the net assets acquired and minority interests acquired approximates $20,000 and is being amortized over 40 years. The following table presents selected financial information for the years ended December 31, 1994 and 1993 on a pro forma (unaudited) basis assuming the acquisitions noted above had occurred on January 1, 1994 and 1993:



                                                                                         1994              1993
                                                                                       ------------------------

Net sales                                                                              $369,300        $359,900
Income before taxes                                                                      40,100          35,700
Income from consolidated
 operations                                                                              27,200          21,800
Net income                                                                               27,700          23,800
Net income per share                                                                    $  1.72         $  1.50
                                                                                       ------------------------



         In 1994, the Company acquired Senetics, Inc., a company specializing in the development of innovative delivery technologies for oral and inhalation drug delivery markets and a 10% ownership interest in DANBIOSYST UK LIMITED, a company specializing in noninvasive drug delivery methods. The total consideration for these acquisitions was $5,600, all of which was paid in cash. The acquisition of Senetics is being accounted for as a purchase, and the company has been consolidated since the beginning of the year. Additional consideration may be due depending on the sales of Senetics' products and other conditions during the period from acquisition to January 5, 1999. Such additional consideration would be accounted for as goodwill. Pro forma results of the Senetics acquisition, assuming it had been made at beginning of 1993, would not be materially different from the results reported.

INCOME TAXES
Income before income taxes and minority interests was derived as follows:


                                                                        1994             1993              1992
                                                                       ----------------------------------------
Domestic operations                                                    $26,500         $ 24,100         $22,100
International operations                                                15,600           13,400          12,700
                                                                       ----------------------------------------
                                                                       $42,100          $37,500         $34,800
                                                                       ----------------------------------------



The related provision for income taxes consists of:



                                                                        1994             1993              1992
                                                                        ---------------------------------------

Currently payable:
 Federal                                                             $  9,500          $  7,100        $  7,100
 State                                                                    600             2,000           2,000
 International                                                          6,000             2,700           4,700
                                                                     ------------------------------------------
                                                                       16,100            11,800          13,800

                                                                     ------------------------------------------

 Deferred:
 Federal                                                                 (300)              300             300
 State                                                                     --               100              --
 International                                                         (2,400)            2,100             200
                                                                     ------------------------------------------
                                                                       (2,700)            2,500             500
                                                                     ------------------------------------------
                                                                     $ 13,400          $ 14,300        $ 14,300
                                                                     ------------------------------------------


A reconciliation of the United States statutory corporate tax rate to the Company's effective consolidated tax rate on income before income taxes and minority interests is as follows:




                                                                           1994           1993               1992
                                                                           --------------------------------------
Statutory corporate tax rate                                               35.0 %         35.0 %            34.0 %
Tax on international operations
 (less than) in excess of
  United States tax rate                                                   (3.4)           (.3)              2.1
Prior-year international
 tax adjustment                                                              -            (1.1)              1.2
State income taxes, net of Federal
 tax benefit                                                                 .9            3.7               3.9
Other                                                                       (.7)            .9               (.1)
                                                                           -------------------------------------
Effective tax rate                                                         31.8 %         38.2 %            41.1 %

                                                                           -------------------------------------


The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31, 1994 and 1993 are:


                                                                                            1994             1993
                                                                                         ------------------------
Net current assets                                                                       $ 3,100          $ 3,000
Net noncurrent liabilities                                                                24,400           18,400
                                                                                         ------------------------


The 1992 tax provision included deferred taxes related to the following timing differences between income for tax and financial reporting purposes:


                                                                                                            1992
                                                                                                          ------
Accelerated depreciation                                                                                  $ 500
Loss on asset dispositions                                                                                  400
Severance and deferred compensation                                                                        (700)
Capitalized interest                                                                                        100
Environmental compliance                                                                                    200
                                                                                                          ------
                                                                                                          $ 500
                                                                                                          ------

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 determined in accordance with the provisions of SFAS No. 109. The adoption of SFAS No. 109 did not have a material impact on the tax provision in 1993.


                                                                                            1994             1993
                                                                                            ---------------------
Deferred tax assets:
 Loss on asset dispositions
  and plant closings                                                                     $   700          $ 1,800
 Severance and deferred
  compensation                                                                             7,900            7,200
 Net operating loss carryovers                                                             2,600            3,900
 Foreign tax credit carryovers                                                             1,900            2,300
 Other                                                                                     1,900              500
 Valuation allowance                                                                      (4,100)          (5,700)
                                                                                         ------------------------
    Total deferred tax assets                                                            $10,900          $10,000
                                                                                         ------------------------

Deferred tax liabilities:
 Accelerated depreciation                                                                $29,600          $25,200
 Severance and deferred compensation                                                         600                -
 Other                                                                                     2,000              200
                                                                                         ------------------------
     Total deferred tax liabilities                                                      $32,200           25,400
                                                                                         ------------------------



         At December 31, 1994, subsidiaries had operating tax loss carryovers of $8,700, which will be available to apply against the future taxable income of such subsidiaries. The carryover periods expire beginning with $500 in 1995 and continue through 1998. A valuation allowance has been recognized to offset the related deferred tax asset to the extent realization is uncertain.
         At December 31, 1994, unremitted earnings of international subsidiaries, on which deferred income taxes have not been provided, amounted to $51,000. Tax credits that would become available upon distribution of such earnings could reduce income taxes then payable at the United States statutory rate. As of December 31, 1994, the Company had available foreign tax credit carryovers of approximately $1,900 expiring in 1995 through 1999. A valuation allowance has been recognized to offset the related deferred tax asset to the extent realizations is uncertain.

INVENTORIES
Inventories at December 31 include the following:


                                                                           1994                              1993
                                                                        -----------------------------------------
Finished goods                                                          $17,200                           $14,100
Work in process                                                           4,700                             4,700
Raw materials                                                            16,200                            15,700
                                                                        -----------------------------------------
                                                                        $38,100                           $34,500

                                                                        -----------------------------------------

Included above are inventories located in the United States that are valued on the LIFO basis, amounting to $16,200 and $14,300 at December 31, 1994 and 1993, respectively, which are approximately $8,000 and $8,500, respectively, lower than replacement value.

PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment at December 31 and the estimated useful lives is presented in the following table:


                                                          Years of
                                                          Expected
                                                           Useful
                                                            Life                   1994                       1993
                                                                              ------------------------------------
Land                                                                          $   4,000                  $   3,400
Buildings and improvements                                 7 - 50                97,000                     87,900
Machinery and equipment                                    3 - 20               196,400                    170,400
Molds and dies                                             4 -  6                53,600                     46,600
Construction in progress                                                         15,800                     14,500
                                                                              ------------------------------------
                                                                              $ 366,800                  $ 322,800
                                                                              ------------------------------------

Effective January 1, 1993, the Company changed the estimated life of its elastomer molds and dies to six and four years, respectively, from three years. The change allocates this equipment cost to better reflect expectations of production service and is more consistent with industry practice. The effect of the change was to reduce depreciation expense by $1,800 and increase net income by $.06 per share in 1993.

AFFILIATED COMPANIES
At December 31, 1994, the following affiliated companies were accounted for under the equity method:


                                                                               Location                  Ownership
                                                                                                          Interest
                                                                               -----------------------------------
West Rubber de Mexico S.A.                                                       Mexico                        49%
Aluplast S.A. de C.V.                                                            Mexico                        49%
Pharma-Tap S.A. de C.V.                                                          Mexico                        49%
Schott West Pharmaceutical
 Glass Company                                                                   U.S.A.                        40%
Daikyo Seiko, Ltd.                                                                Japan                        25%
                                                                               ----------------------------------


A summary of the financial information for these companies is presented below:


                                                                                   1994                      1993
                                                                               ----------------------------------

Balance Sheet:
Current assets                                                                 $ 91,800                  $ 72,900
Noncurrent assets                                                                84,800                    74,500
                                                                               ----------------------------------
Total assets                                                                   $176,600                  $147,400
                                                                               ----------------------------------
Current liabilities                                                            $ 46,400                  $ 36,700
Noncurrent liabilities                                                           64,400                    49,600
Owners' equity                                                                   65,800                    61,100
                                                                               ----------------------------------
 Total liabilities and owners' equity                                          $176,600                  $147,400
                                                                               ----------------------------------





                                                                                   1994           1993               1992
                                                                                -----------------------------------------
Income Statement:
Net sales                                                                       $89,600         $83,500           $74,600
Gross profit                                                                     23,700          21,100            18,000
Net income                                                                        1,800           2,700             2,800
                                                                                -----------------------------------------


Unremitted income of affiliated companies included in consolidated retained earnings amounted to $9,100, $8,900 and $8,400 at December 31, 1994, 1993 and 1992, respectively. Dividends received from affiliated companies in 1994, 1993 and 1992 were $600 in each of the years.

DEBT
SHORT-TERM: At December 31, 1994, the Company had available unused short-term lines of credit amounting to $30,000 and an unused long-term credit line of DM35,000; a fee ranging from 1/12% to 1/8% per annum is payable on the available credit lines. Other notes payable in the amounts of $2,700 and $2,300 at December 31, 1994 and 1993, respectively, are payable within one year and bear interest at weighted average interest rates of 7.4% and 8.2%, respectively.

LONG TERM:


At December 31,                                                                              1994                 1993
                                                                                          ----------------------------
Unsecured:
Tax-exempt industrial revenue bonds, due 1995
 to 2005 (3.67% to 3.97%) (a)                                                             $11,200              $11,600
Other notes, due 1995 to 1997
 (6.0% to 10.13%)                                                                          27,500               14,500
Collateralized:
Mortgage notes, due 1995 to 2006 (3.5% to
 11%) (b)                                                                                  16,400                3,900
                                                                                          ----------------------------
Total long-term debt                                                                       55,100               30,000
Less current portion                                                                       19,200                5,400
                                                                                          ----------------------------

                                                                                          $35,900              $24,600
                                                                                          ----------------------------

(a) The proceeds of industrial revenue bonds that were not required for the respective construction projects have been invested by the Company. Use of these excess funds and earnings thereon is restricted to servicing the debt. The aggregate of unexpended proceeds and earnings thereon of $1,300 is reflected as a reduction of the principal outstanding on the bonds. (b) Real estate, machinery and equipment with a carrying value of $22,000 at December 31, 1994 are pledged as collateral.

            Long-term debt maturing in the years following 1995 is: $6,000 in 1996, $11,600 in 1997, $600 in 1998 and $700 in 1999.
            Certain of the financing agreements, among other things, require the maintenance of certain working capital, interest coverage and debt to capitalization ratios and tangible net worth; restrict the sale of assets; and limit the payment of dividends. At December 31, 1994, under the most restrictive debt agreement, retained earnings free of restriction were $67,000.
            Interest costs incurred during 1994, 1993 and 1992 were $3,500, $3,400 and $4,100, respectively, of which $200, $300 and $200, respectively, were capitalized as part of the cost of acquiring certain assets.
            To finance and hedge a portion of the 1986 purchase of ownership interests in certain European subsidiaries, the Company entered into a currency and interest rate swap agreement which matured early in 1995. Under the agreement, the Company exchanged $7,200 bearing interest at LIBOR plus 1/8%
(7 1/8% at December 31, 1994) for DM20,000 ($12.9 million at December 31, 1994)
bearing interest at 7.5%. A swap agreement expired in 1994 under which the Company agreed to swap $2,700 bearing interest at LIBOR for DM5,000 ($2.8 million at March 30, 1994) bearing interest at 6.33%. The net interest expense recognized in connection with these agreements was $600 in 1994, $800 in 1993 and $800 in 1992.
            Principal and/or interest amounts due under swap agreements are presented in the financial statements on a net basis.


FAIR VALUE OF FINANCIAL INSTRUMENTS
            The following disclosure of estimated fair value of financial instruments as of December 31, 1994 is provided in accordance with the requirements of Statement of Financial Accounting Standards No. 119. The estimated fair values are based on methods appropriate to the circumstances:



                                                                          Carrying Value               Estimated Fair Value
                                                                -----------------------------------------------------------
                                                                    1994            1993              1994             1993
                                                                -----------------------------------------------------------
Cash and cash equivalents                                       $ 27,200          $5,200          $ 27,200           $5,200
Short- and long-term debt                                         57,800          32,300            56,200           32,600
Forward exchange contracts                                                                            (400)             800
                                                                -----------------------------------------------------------


Methods used to estimate the fair market values of the above listed financial instrument are as follows: cash and cash equivalents are estimated at carrying values that approximate market, due to the short-maturity of cash equivalents. Debt is estimated based on current market quotes for instruments of similar maturity. Interest rate swaps (see preceding Debt

Note) and forward exchange rate contracts are valued at published market prices, market prices of comparable instruments or quotes.
         Forward exchange contracts are used only to hedge raw material purchase commitments and foreign-currency-denominated loans. At December 31, 1994, the Company had a total of $14,200 of forward exchange rate contracts. Forward exchange contracts totalling $4,600 relate to raw material purchases mainly in German deutsche marks; these contracts expired monthly through June 1995. Gains/losses on contracts used to hedge raw material purchases are deferred and will adjust the cost of such inventory. A forward contract to cover a deutsche mark denominated loan totalling $9.6 million expired early in 1995 when the loan was paid.

BENEFIT PLANS
PENSION PLANS: The Company and certain international subsidiaries sponsor defined benefit pension plans. The United States plans cover substantially all domestic employees and members of the Company's Board of Directors. The plans call for benefits to be paid to eligible participants at retirement based on compensation rates near retirement and/or on length of service. Contributions to the United States employee plans reflect investment performance of plan assets, benefits attributed to employees' service to date and service expected in the future. Assets of the United States employee plans and one international subsidiary plan consist primarily of common and preferred stocks, investment-grade corporate bonds, guaranteed insurance contracts and United States government obligations; other international subsidiary plans and the plan for directors are not funded.
         Total pension expense for 1994, 1993 and 1992 includes the following:


                                                                            1994               1993                  1992
                                                                         ------------------------------------------------
Service cost                                                             $ 2,900           $  2,600              $ 2,400
Interest cost                                                              6,200              5,900                5,500
Actual return on assets                                                     (500)           (12,600)              (6,400)
Net amortization and deferral                                             (8,500)             4,500               (1,800)
                                                                         ------------------------------------------------
Pension expense (income)                                                  $  100           $    400              $  (300)
                                                                          -----------------------------------------------

The following sets forth the funded status of the employee pension plans and the amounts included in the accompanying balance sheets at December 31, 1994 and 1993:


                                                                   United States Plans                   International Plans
                                                                   -------------------                   -------------------

                                                                1994              1993                 1994             1993
                                                           -----------------------------------------------------------------
Vested benefit obligations
 (VBO)                                                     $(58,700)         $(66,300)             $(2,900)         $(2,300)
                                                           -----------------------------------------------------------------
Accumulated benefit
 obligations (ABO)                                         $(60,400)         $(68,200)             $(3,200)         $(2,500)
                                                           -----------------------------------------------------------------
Projected benefit
 obligations (PBO)                                         $(72,200)         $(84,200)            $(3,300)          $(2,500)
Plan assets at fair value                                    92,900            96,500                 -                  -
                                                           -----------------------------------------------------------------
Assets in excess of (less


than) PBO                                                    20,700            12,300              (3,300)           (2,500)
Unrecognized net gain                                       (11,300)           (5,700)                 -               (600)
Unrecognized prior
 service cost                                                  (300)            1,700                  -                600
Unamortized transition asset                                 (6,400)           (7,200)                 -                 -
                                                           -----------------------------------------------------------------
Prepaid pension cost
 (accrued liability)
 included in the balance sheet                             $  2,700         $   1,100             $(3,300)          $(2,500)
                                                           ----------------------------------------------------------------

Information with respect to the unfunded pension plan for the Company's nonemployee directors is as follows:


                                                                                   1994                                  1993
                                                                           ------------                          ------------
VBO                                                                              $(700)                                $(800)
                                                                           ------------                          ------------
ABO                                                                              $(800)                                $(800)
                                                                           ------------                          ------------
PBO                                                                              $(900)                                $(900)
Unrecognized net gain                                                              200                                     -
Unrecognized prior service
  cost                                                                             200                                   300
                                                                           ------------                          ------------
Balance sheet liability                                                          $(900)                                $(600)

                                                                           ------------                          ------------



                                                                    United States Plans                International Plans
                                                                       ---------------                   ---------------
                                                                     1994           1993                 1994      1993
                                                                     --------------------------------------------------
Assumptions:
  Discount rate                                                     8.25%           7.0%                 7.5%      7.5%
  Rate of increase in
    compensation                                                     6.0%          5.75%                 3.0%      3.0%
  Directors' retainer
    increase                                                         5.5%           5.5%                  -         -
  Long-term rate of
    return on assets                                                 9.0%           9.0%                  -         -
                                                                     --------------------------------------------------


OTHER RETIREMENT BENEFITS: The Company provides minimal life insurance benefits for certain United States retirees and pays a portion of health care (medical and dental) costs for retired United States salaried employees and their dependents. Benefits for plan participants age 65 and older are coordinated with Medicare. Retirees' contributions to the cost of such benefits may be adjusted from time to time. The Company's obligation is unfunded.
         Total expense recognized for 1994, 1993 and 1992 with respect to these nonpension retirement benefits includes the following:




                                                                         1994               1993              1992
                                                                     ---------------------------------------------
Service Cost                                                         $    500           $    500          $    500
Interest Cost                                                           1,000              1,000             1,000
                                                                     ---------------------------------------------
                                                                     $  1,500           $  1,500          $  1,500
                                                                     ---------------------------------------------

The following sets forth the accrued obligation included in the accompanying balance sheets at December 31, 1994 and 1993 applicable to each employee group for nonpension retirement benefits:


                                                                                            1994             1993
                                                                                       ---------------------------
Retired employees                                                                       $(4,600)         $ (6,000)
Active employees--fully eligible                                                         (1,700)           (2,100)
Active employees--
 not fully eligible                                                                      (5,400)           (6,600)
                                                                                       ---------------------------
Total                                                                                   (11,700)          (14,700)
Unrecognized (gain) loss from
 assumption changes                                                                      (2,900)            1,000
                                                                                       ---------------------------
Balance sheet liability                                                                $(14,600)         $(13,700)
                                                                                       ---------------------------

The discount rates used were 8.25% for 1994 and 7% for 1993; the health care cost trend was 14% in 1994 and 1993, decreasing to 5.5% by 2007. Increasing the assumed trend rate for health care costs by one percentage point would result in an accrued obligation of $12,200 at December 31, 1994 for these retirement benefits and an increase of $100 in the related 1994 expense.

OTHER
The Company provides certain postemployment benefits for terminated and disabled employees, including severance pay, disability-related benefits and health care benefits. Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits, requires these costs to be accrued over the employee's active service period under certain circumstances or at the date of the event triggering the benefit. The Company adopted this accounting practice in 1993, and the impact was insignificant.
       The Company also sponsors a defined contribution savings plan for salaried and certain hourly United States employees. Company contributions are equal to 50% of each participant's contribution up to 6% of their base compensation. Total expense under the plan in 1994, 1993 and 1992 was $800, $800 and $600, respectively.

CAPITAL STOCK
       Through December 31, 1994, the Company has acquired 1,113,900 shares of its Common Stock under a repurchase program covering up to 1,600,000 shares announced in 1989. Purchases (sales) of Common Stock held in treasury during the three years ended December 31, 1994 are as follows:



                                                                            1994                1993                1992
                                                                           ---------------------------------------------
Shares held at
 beginning of year                                                          929,700           1,103,900         950,200
Purchases, net,
  at fair market value                                                       11,200               9,400         163,700
Shares issued for acquisition                                              (363,200)                 -               -
Stock option exercises                                                     (196,600)           (183,600)        (10,000)
                                                                           ---------------------------------------------
Shares held at end of year                                                  381,100             929,700       1,103,900
                                                                           ---------------------------------------------

The Company's Shareholders Rights Plan entitles a shareholder to purchase 1/1000 of a share of a newly designated series of the Company's Preferred Stock at a price of $75.00 with each Right. A Right becomes exercisable if a person or group ("acquiror") acquires 15% or more of the Common Stock or commences a tender offer that would result in the acquiror owning 18% or more of the Common Stock. After the Rights become exercisable and in the event the Company is involved in a merger or other business combination, sale of 50% or more of its assets or earning power, or if an acquiror purchases 18% or more of the Common Stock or engages in self-dealing transactions, a Right will entitle its holder to purchase common stock of the surviving company having a market value twice the exercise price of the Right. The Rights may be redeemed by the Company at $.001 per Right at any time before certain events occur. Two Rights are attached to each share of Common Stock, and such rights will not trade separately unless they become exercisable. All Rights expire on January 15, 2000.
         In 1990, the Company made an offering under an employee stock purchase plan, which provides for the sale of the Company's Common Stock to substantially all employees at 85% of fair market value. An employee's purchases are limited annually to 10% of base compensation. The original offer expired on December 31, 1991, but was extended to December 31, 1995. Shares are purchased in the open market, or Treasury shares are used.

STOCK OPTION AND AWARD PLANS
The Company has a long-term incentive plan for officers and key management employees of the Company and its subsidiaries that provides for the grant through March 8, 1998 of stock options, stock appreciation rights, restricted stock awards and performance awards. A maximum of 2,125,000 shares of Common Stock or stock equivalents are available for issue under this plan of which 568,600 shares are available at December 31, 1994 for future grant. A committee of the Board of Directors determines the terms and conditions of grants, except that the exercise price of certain options cannot be less than 100% of the fair market value of the stock on the date of grant, no stock options or stock appreciation rights can be exercised during the six months immediately following the date of grant and all stock options and stock appreciation rights must expire no later than 10 years after the date of grant. All outstanding stock option grants expire five years from date of grant.
         Option activity under this plan during the three years ended December 31, 1994 is summarized below:




                                                                               1994                1993               1992
                                                                           ------------------------------------------------
Options outstanding, January 1                                              737,600             735,900            859,600
Granted                                                                     197,400             187,900            177,900
Exercised ($13.25 to $24.94
 per share)                                                                (193,600)           (181,700)          (290,600)
Forfeited                                                                   (15,000)             (4,500)           (11,000)
                                                                           ------------------------------------------------
Options outstanding, December 31                                            726,400             737,600            735,900
                                                                           ------------------------------------------------
Average option price                                                         $19.62              $17.95             $17.02
                                                                           ------------------------------------------------

Under the Company's management incentive plan, participants are paid cash bonuses on the attainment of certain financial goals. The bonuses awarded totaled $2,100 in 1994, $2,000 in 1993 and $1,800 in 1992. In 1993, bonus participants were offered the opportunity to purchase Common Stock with up to 25% of their cash bonus award. Beginning in 1994, bonus participants are required to use 25% of their cash bonus, after certain adjustments for taxes payable, to purchase Common Stock of the Company at current fair market value. Bonus participants are given a restricted stock award equal to one share for each four shares of Common Stock purchased bonus awards. These stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of the stock purchased. In 1994 and 1993, restricted stock awards for 3,000 shares and 1,900 shares, respectively, were granted, and in 1994, 500 shares were forfeited. Compensation expense is being recognized over the vesting period based on the fair market value of Common Stock on the award date: $24.94 per share in 1994 and $20.81 per share in 1993.
         An executive stock compensation plan, which expired in 1989, provided for the granting to key employees of shares without payment to the Company or incentive stock options. Grants were at the discretion of a committee of the Board of Directors, subject to certain conditions as to exercise price and time period. Option activity under this plan for the year ended December 31, 1992 is summarized below:





                                                                                                                       1992
                                                                                                       --------------------
Options outstanding, January 1                                                                                      68,200
Exercised ($14.00 to $19.25 per share)                                                                             (64,800)
Forfeited                                                                                                           (3,400)
                                                                                                       --------------------
Options outstanding, December 31                                                                                       -
                                                                                                       --------------------

A nonqualified stock option plan for nonemployee directors was approved in 1992. The plan provides for the annual granting to each eligible director of options covering 1,500 shares at an option price equal to 100% of the fair market value of the Company's Common Stock on the date of grant. Common Stock issued pursuant to the plan may not exceed 100,000 shares. Option activity under this plan during the three years ended December 31, 1994 is summarized below:



                                                                               1994                1993                1992
                                                                             ----------------------------------------------
Options outstanding, January 1                                               27,000              15,000                  --
Granted                                                                      16,500              15,000              15,000
Exercised ($20.625)                                                          (3,000)                 --                  --
Forfeited                                                                    (4,500)             (3,000)                 --
                                                                             ----------------------------------------------
Options outstanding, December 31                                             36,000              27,000              15,000
                                                                             ----------------------------------------------
Average option price                                                         $22.72             $21.875             $20.625
                                                                             ----------------------------------------------

COMMITMENTS AND CONTINGENCIES
At December 31, 1994, the Company was obligated under various operating lease agreements with terms ranging from one month to 20 years. Rental expense in 1994, 1993 and 1992 was $5,000, $4,000 and $2,300, respectively. Minimum rentals for noncancelable operating leases with initial or remaining terms in excess of one year are: 1995--$5,100; 1996--$4,700; 1997--$4,300; 1998--$4,000;
1999--$3,800 and thereafter $55,000.

         At December 31, 1994, outstanding contractual commitments for the purchase of equipment and raw materials amounted to $13,300, all of which is due to be paid in 1995.
         The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,700 at December 31, 1994 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.
         The Company guarantees 40% of the debt of Schott West Pharmaceutical Glass Company under a $5,000 line of credit, of which $4,400 was outstanding at December 31, 1994.

INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA
The West Company and its affiliated companies operate in one industry segment. The Company develops, manufactures and markets stoppers, closures, containers, medical device components and assemblies made from elastomers, metal, plastic and glass for the health care and consumer products markets. The Company also manufactures related packaging machinery. Total sales include sales to one customer of approximately $40,200, $41,900 and $38,800 in 1994, 1993 and 1992,
respectively. Operating information and identifiable assets by geographic area of manufacture are shown below:


                                                                                1994               1993               1992
                                                                            ---------------------------------------- ------
Net sales:
 United States                                                              $216,600           $207,500           $205,800
 Europe                                                                      114,200            107,000            102,800
 Other                                                                        34,300             34,200             29,600
                                                                            -----------------------------------------------
Total                                                                       $365,100           $348,700           $338,200
                                                                            -----------------------------------------------
Income from consolidated



 operations:
 United States                                                              $ 16,400           $ 14,400           $ 12,800
 Europe                                                                        5,500              3,700              3,600
 Other                                                                         4,900              3,400              2,400
                                                                            ----------------------------------------------
                                                                            $ 26,800           $ 21,500           $ 18,800
                                                                            ----------------------------------------------
Equity in net income (loss) of affiliated companies:
 United States                                                              $    200           $     -            $   (500)
 Other                                                                           300              1,000              1,400
                                                                            ----------------------------------------------
                                                                            $    500           $  1,000           $    900
                                                                            ----------------------------------------------
Income before cumulative effect
 of change in accounting method                                            $  27,300           $ 22,500           $ 19,700
                                                                           -----------------------------------------------
Identifiable assets:
 United States                                                             $ 179,000           $156,900           $147,800
 Europe                                                                      151,000             97,600            106,200
 Other                                                                        45,500             36,900             34,400
                                                                           -----------------------------------------------
                                                                           $ 375,500           $291,400           $288,400
                                                                           -----------------------------------------------
Investments in affiliated companies:
 United States                                                             $   3,300           $  2,800           $  2,800
 Europe                                                                        2,700                 -                  -
 Other                                                                        15,900             15,000             13,200
                                                                           -----------------------------------------------
                                                                           $  21,900           $ 17,800           $ 16,000
                                                                           -----------------------------------------------
Total assets                                                               $ 397,400           $309,200           $304,400
                                                                           -----------------------------------------------


QUARTERLY OPERATING AND PER SHARE DATA (UNAUDITED)
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES
(in thousands of dollars, except per share data)


                                        1994 Three Months Ended                 1993 Three Months Ended
                                 ----------------------------------------------------------------------------
                                 Dec. 31   Sept. 30  June 30   March 31   Dec. 31   Oct. 3   July 4   April 4
                                 ----------------------------------------------------------------------------
Net sales                         99,100   87,400     91,500     87,100    92,800   81,900   87,100    86,900
Gross profit                      32,000   25,400     29,800     28,900    29,500   24,100   26,900    24,100
Income before change
 accounting method                 7,200    5,600      7,500      7,000     5,900    4,800    6,200     5,600
Net income                         7,200    5,600      7,500      7,000     5,900    4,800    6,200     6,600
Net income before change in
 accounting method per share         .44      .35        .47        .44       .37      .30      .39       .36
Net income per share                 .44      .35        .47        .44       .37      .30      .39       .42
Dividends paid per share             .12      .11        .11        .11       .11      .10      .10       .10

Common Stock price:
  High                            29 1/8   25 3/4     24 3/4     25 3/4    24 7/8   25 1/4   23 1/2    24 3/8

  Low                             25 1/2   21 5/8     21 1/4     23 3/4    23 1/2   23 1/4   22 3/8    19 7/8
                                 ----------------------------------------------------------------------------
First quarter 1993 results include gains on sale of real estate amounting to
$.04 per share.
Fourth quarter 1993 results include the full-year  effect of a change in the life of certain  operating  assets,  which increased net income by $.06 per share,  and four months operating results for international subsidiaries.


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF THE WEST COMPANY,
INCORPORATED:

We have audited the accompanying consolidated balance sheets of The West Company, Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The West Company, Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
                  As discussed in the summary of Significant Accounting Policies Note to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1993.


Coopers and Lybrand, L.L.P.

600 Lee Road
Wayne, Pennsylvania
February 24, 1995

TEN YEAR SUMMARY
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)


                                                                       1994                 1993               1992
                                                                    -----------------------------------------------
SUMMARY OF OPERATIONS
Net sales                                                            $  365,100            348,700          338,200
Operating profit (loss)                                              $   45,400             40,600           38,700
Income (loss) before income taxes and minority interests             $   42,100             37,500           34,800
Provision for income taxes                                               13,400             14,300           14,300

Minority interests                                                        1,900              1,700            1,700

                                                                    -----------------------------------------------
Income (loss) from consolidated operations                               26,800             21,500           18,800
Equity in net income of affiliated companies                                500              1,000              900

                                                                    -----------------------------------------------
Income (loss) before change in accounting method                     $   27,300             22,500           19,700

                                                                    -----------------------------------------------
Income (loss) before change in accounting method per share (a)(b)    $     1.70               1.42             1.26
Average shares outstanding (b)                                           16,054             15,838           15,641

Dividends paid per common share (b)                                  $      .45                .41              .40
                                                                    -----------------------------------------------
Research, development and engineering expenses                       $   12,000             11,400           11,100

Capital expenditures                                                 $   27,100             33,500           22,400

                                                                    -----------------------------------------------
YEAR-END FINANCIAL POSITION
Working capital                                                      $   50,400             46,400           37,700

Total assets                                                            397,400            309,200          304,400

Total invested capital:
 Total debt                                                              57,800             32,300           42,000

 Minority interests                                                       1,900             10,900           10,100

 Shareholders' equity                                                   227,300            188,100          168,600

                                                                    -----------------------------------------------
 Total                                                               $  287,000            231,300          220,700

                                                                    -----------------------------------------------
PERFORMANCE MEASUREMENTS
Gross margin (c)                                                     %     31.8               30.0             28.6

Operating profitability (d)                                          %     12.4               11.7             11.5

Tax rate                                                             %     31.8               38.2             41.1

Asset turnover ratio (e)                                                   1.04               1.11             1.10

Return on average shareholders' equity                               %     13.2               13.2             12.3

Total debt as % of total invested capital                            %     20.1               14.0             19.1

                                                                    -----------------------------------------------
Shareholders' equity per share                                       $    13.81              11.82            10.71

Stock price range (b)                                                29 1/8-21 1/4   25 1/4-19 7/8    24 1/8-16 3/4
                                                                    -----------------------------------------------


(a) Based on average shares outstanding.
(b) Adjusted for 2-for-1 stock split effective May 18, 1987.
(c) Net sales minus cost of goods sold, including applicable depreciation and amortization, divided by net sales.
(d) Operating profit (loss) divided by net sales.
(e) Net sales divided by average total assets; 1993 asset turnover ratio is based on 12 months'sales for international subsidiaries.

1994 includes for the first time the results of two affiliates in which majority ownership was acquired in 1994.
1993 includes 13 months of operating results in international subsidiaries. Beginning in 1992 the Company's ownership interest in glass manufacturing operating results is reported as equity in net income of affiliates. Prior to the 1992 sale of a majority interest in such operation, operating results were fully consolidated.
1991 includes a restructuring charge that reduced operating results by $1.37 per share.
1990 includes a restructuring charge that reduced operating results by $.45 per share, and 1990 included for the first time the results of two companies in which controlling ownership was acquired in 1989.
1988 included for the first time the results of an affiliate in which majority ownership was acquired in 1988.
1986 included for the first time the results of five affiliates in which majority ownership was acquired in 1986.

TEN YEAR SUMMARY
THE WEST COMPANY, INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)


                1991           1990          1989            1988           1987           1986            1985
            -------------------------------------------------------------------------------------------------------

             329,600        323,200       308,700         285,400        253,300        235,600         190,100
              (1,600)        15,600        38,700          30,100         25,600         31,300          24,700
              (7,700)         9,600        34,400          26,100         22,100         29,400          23,400
               4,700          6,400        13,200          10,100          9,500         13,200          10,400
              (2,400)           300         2,100           1,400          1,000            900             100
            -------------------------------------------------------------------------------------------------------
             (10,000)         2,900        19,100          14,600         11,600         15,300          12,900
               1,500          1,400         1,600           2,800          2,100          1,700           2,100
            -------------------------------------------------------------------------------------------------------
              (8,500)         4,300        20,700          17,400         13,700         17,000          15,000
            -------------------------------------------------------------------------------------------------------
                (.55)           .27          1.28            1.07            .85           1.06             .95
              15,527         15,793        16,235          16,249         16,195         16,126          15,745
                 .40            .40           .31             .29            .27           .245            .225
            -------------------------------------------------------------------------------------------------------
              10,800         10,900        11,900          11,300          9,700          9,100           6,800
              25,600         33,200        34,300          29,700         43,100         29,300          19,800
            -------------------------------------------------------------------------------------------------------

              26,500         36,500        50,400          53,000         45,200         36,200          40,300
             313,200        343,500       313,000         298,900        280,100        238,200         179,200

              58,400         78,500        58,100          55,200         60,500         44,300          30,400
               8,400         11,700         9,100          10,600          6,200          5,500             500
             152,600        176,100       179,700         171,400        155,800        138,900         119,500
            -------------------------------------------------------------------------------------------------------
             219,400        266,300       246,900         237,200        222,500        188,700         150,400
            -------------------------------------------------------------------------------------------------------

                 25.4          24.4          26.5            25.0           25.3           26.5            26.8
                 (.5)           4.8          12.5            10.5           10.1           13.3            13.0
                61.7           66.5          38.5            38.6           42.9           45.0            44.5
                1.00            .98          1.01             .99            .98           1.13            1.13
                (8.9)           2.4          11.8            10.6            9.3           13.2            13.3
                26.6           29.5          23.5            23.3           27.2           23.5            20.2
            -------------------------------------------------------------------------------------------------------
                9.81          11.37         11.15           10.53           9.61           8.61            7.54
            18 3/4-11 1/8   20-10 1/2   22 5/8-14 7/8   17 1/2-12 1/4   22 1/8-12 1/2  17 1/8-12 1/4   13 5/8-8 3/4
            -------------------------------------------------------------------------------------------------------










PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------


George W. Ebright                Mr. Ebright, 57, has been a director since 1992.  He is a director and the former
                                 Chairman of the Board and Chief Executive Officer of Cytogen Corp., a
                                 biotechnology pharmaceutical company.  Mr. Ebright is a director of Univax
                                 Biologics, Inc. and Arrow International Incorporated.

L. Robert Johnson                Mr. Johnson, 53, has been a director since 1989.  He is Managing General
                                 Partner of Founders Capital Partners, L.P., a venture capital partnership.  Mr.
                                 Johnson currently serves as a director of Axint Technologies Corp., RSVP
                                 Information Inc., Agris Corporation, Digital Delivery Inc. and Symbiotics Inc.

John P. Neafsey                  Mr. Neafsey, 55, has been a director since 1987.  He is President of JN
                                 Associates, an investment consulting firm.  Previously, Mr. Neafsey was President and Chief Executive Officer of Greenwich Capital Markets, Inc., an investment banking firm.  He is an advisory director of The Beacon Group of New York and a director of the Management Policy Council, Provident Mutual Life
                                 Insurance Company of Philadelphia and the American Council for Capital
                                 Formation.

Hans Wimmer                      Mr. Wimmer, 65, has been a director
                                 since 1979. Prior to his retirement in November
                                 1994, he was President of Pharma-Gummi Wimmer
                                 West GmbH. Mr. Wimmer is also a director of
                                 Vetter Pharma, DIN Berlin/German Medical
                                 Standard Organization and Verien zur Normung im
                                 Bereich der Medizin.

Geoffrey F. Worden               Mr. Worden, 55, has been a director since 1993.  He has been President of
                                 South Street Capital, Inc., an investment company, since 1992.  Previously, Mr.
                                 Worden was a Managing Director of Kidder, Peabody & Co., Incorporated.



Tenley E. Albright, M.D.         Dr. Albright, 59, has been a director since 1993.  She is a physician and surgeon,
                                 Chairman of Western Resources, Inc. and member of the Corporation of the
                                 New England Baptist Hospital and Woods Hole Oceanographic Institution.
                                 From 1989 through 1993 Dr. Albright was Founder, President, then Chairman of the Institute for Clinical Applications/Vital Sciences Inc., a clinical diagnostic research laboratory.  She is also a director of State Street Bank and Trust
                                 Company, State Street Boston Corporation and Whitehead Institute for
                                 Biomedical Research.

Walter F. Raab                   Mr. Raab, 70, has been a director since 1973.  Prior to his retirement in 1990, he was Chairman and Chief Executive Officer of AMP Incorporated, producers of electrical/electronic connection devices, where he continues to serve as a director.  Mr. Raab is also a director of Dauphin Deposit Corporation, Harris
                                 Corporation and Holy Spirit Hospital.

William S. West                  Mr. West, 67, has been a director since 1958 and Chairman of the Board since
                                 July 1985.  Previously, he served as the Company's President and Chief
                                 Executive Officer.

J. Roffe Wike, II                Mr. Wike, 68, has been a director since 1962.  Prior to his retirement in January
                                 1994, Mr. Wike was Senior Partner and a director of Cooke & Bieler, investment counselors.

Victor E. Ziegler                Mr. Ziegler, 64, has been a director since 1991 and
                                 Executive Vice President since 1992. He was Division
                                 President, Health Care from 1991 to 1992 and Group President,
                                 Manufacturing prior to 1991.


William J. Avery                 Mr. Avery, 54, has been a director since 1992.  He is Chairman of the Board,
                                 President and Chief Executive Officer of Crown Cork & Seal Company, Inc.,
                                 manufacturer of cans, crowns and machinery.  He is also a director of Can
                                 Manufacturers Institute, the Connelly Foundation, Pennsylvania Chamber of
                                 Business & Industry and the YMCA.

George J. Hauptfuhrer, Jr.       Mr. Hauptfuhrer, 68, has been a director since 1973.  He is Of Counsel of
                                 Dechert Price & Rhoads, a law firm where he was a partner, Chairman and
                                 Chief Executive Officer until his retirement in 1990.

William G. Little                Mr. Little, 52, has been a director, President and
                                 Chief Executive Officer since 1991. He was Division President of Kendall Inc., a medical device manufacturer, from 1990 to
                                 1991 and Group Vice President and Division President of C.R.
                                 Bard, Inc., a medical device manufacturer, from 1975 to 1990.
                                 He is a director of Paoli Memorial Hospital and Fox Chase
                                 Cancer Center.

Monroe E. Trout, M.D.            Dr. Trout, 63, has been a director since 1991.  Dr. Trout is Chairman Emeritus of American Healthcare Systems, a network of integrated healthcare systems, where he served as Chairman of the Board, President and Chief Executive
                                 Officer until his retirement in January 1995.  Dr. Trout is a director of Gensia



                                 Inc., Science Applications International
                                 Corporation (SAIC), Baxter International Inc.,
                                 Cytyc Corporation and the University of
                                 California San Diego Foundation.






         Information about executive officers of the Company is set forth in
Item 4(a) of the report.

         Steven A. Ellers, the Company's Vice President, Operations, filed an initial report of ownership of Common Stock pursuant to Section 16 of the Securities Exchange Act of 1934, and regulations thereunder, 11 days following the due date. J. Roffe Wike, II, a director of the Company, reported in October 1994 a transaction by his daughter that was attributable to him under Commission regulations which should have been reported in August 1994.

Item 11. Executive Compensation.
         -----------------------


                   REPORT OF THE BOARD COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION


      Compensation Philosophy -- The Company's executive compensation philosophy is designed to further the following four objectives: (1) link shareholder and management interests; (2) reward management for producing superior corporate results relative to comparable companies; (3) recognize individual performance; and (4) assist the Company in attracting and retaining key executives of the highest calibre.

      These four principles are implemented through an executive compensation program that includes base salary, annual incentive bonus awards and long-term incentives in the form of non-qualified stock options. Base salaries are set to approximate the 50th percentile level of comparable positions, while total compensation (salary, bonus and stock options) is targeted to parallel the Company's competitive performance. The Company has a target financial performance objective of top quartile results, and thus, total compensation is generally targeted at the 75th percentile of comparable positions, subject to meeting corporate and individual performance goals.


      To further the goal of aligning management and shareholder interests, as well as providing executives an opportunity and incentive to realize long-term appreciation of assets, the Compensation Committee has established guidelines that call for executives to own, within five to seven years of attaining their respective positions, an amount of Common Stock with a market value equal to: five times base salary for the Chief Executive Officer; three times base salary for executive vice presidents; and two times base salary for other senior executives. Although the share ownership guidelines are not mandatory, the Committee reviews annually each executive's progress toward meeting his or her share ownership goal. The Committee has no set policy on failure to meet the guidelines.

      Principal Compensation Elements -- The Compensation Committee, which is composed entirely of independent directors, annually determines the targeted compensation for each of the Company's executive officers. In setting base salaries, annual incentive bonus awards and stock-option grants, the Committee relies primarily on compensation data from outside surveys of companies in general industry with comparable annual revenues and employee base. The Committee also takes into consideration recommendations of the President and Chief Executive Officer with regard to the performance and relative experience of the individual involved.

      Bonus awards are made under the Company's Management Incentive Bonus Plan (the "Bonus Plan"). These awards are contingent principally (75%) upon the Company attaining a pre-specified level of financial performance with additional weight (25%) given to achievement of individual objectives. Individual objectives focus on such factors as new product development, new business initiatives, productivity and quality improvements and are designed to correlate to the Company's overall strategic objectives for the year. Mr. Little's individual objectives are approved by the Committee, and objectives for each other executive officer are approved by that individual's direct supervisor.

      Annual-incentive bonus ranges are established for each job position. For 1994, the bonus target for the President and Chief Executive Officer was 75% of base salary. For other executive officers, the bonus targets range from 40% to 65% of base salary. Executives may receive a maximum of 150% of their target bonus if corporate financial performance meets or exceeds the target by 125%. No awards are granted if actual corporate performance is less than 90% of target. In support of the goal of linking shareholder and management interests, one-fourth of a Bonus Plan participant's after-tax annual bonus is paid in the form of Common Stock. Each participant also receives a number of additional restricted shares equal to 25% of the number of bonus shares received. The restricted shares are forfeited if the bonus shares are transferred within four years of the date of grant.

      The Company's long-term incentive program is designed to reward management for consistent improvement of shareholder value, primarily through the use of non-qualified stock options. Stock options are viewed as an excellent method of linking management interests with those of shareholders because the value of a stock option is created by increases in the market value of the Common Stock, an important indicator of shareholder value. Under the Committee's stock-option award program, a fixed number of shares are granted each year in amounts estimated to produce competitive long-term compensation when compared to general industry. Stock option values are determined using the Black-Scholes valuation method. Although there is no direct relationship between the size of option awards and the Company's share-ownership guidelines, stock options are considered the primary vehicle to assist executives in meeting these guidelines.

      Establishing Financial Performance Goals -- The Board of Directors annually establishes the corporate financial performance target under the Bonus Plan for the following year as part of the overall budget approval process with the advice and concurrence of the Committee. In providing this advice, the Committee reviews comparative financial-performance data of a self-selected peer group of 12 companies (the "Peer Group") and of the Standard & Poor's 400 index. The guidelines used for selecting the Peer Group companies were both quantitative and qualitative in nature and included such factors as nature of business, revenues, employee base, technology base, market share, customer type and customer relationship. The Peer Group is the same group used in the shareholder-return performance chart on page 15. Return-on-equity (ROE) was used as the financial-performance measurement for 1994. In November 1993, the Committee reviewed data compiled by an independent compensation consultant that indicated the Company's ROE performance equalled the Peer Group's actual 75th percentile performance, while being somewhat below that of the S&P 400. Based on this information, the Committee believes that the 1994 annual-incentive ROE target set by the Board was consistent with the Company's goal of matching executive pay with corporate performance.

      1994 Compensation -- For 1994, William G. Little, the Company's President and Chief Executive Officer, received a base salary of $363,684, an increase of 5.9% from the prior year. The Committee set Mr. Little's 1994 salary based upon compensation survey data that indicated this salary to be at the median level of chief executive officer positions of companies of comparable size in general industry. In setting this base salary, the Committee also considered the continued improvement in the Company's financial performance and the fact that Mr. Little met or exceeded each of his individual objectives for the prior year, including the Company's 1993 financial performance target. Each of the other named executive officers received salary adjustments to bring his base salary in line with median market practice as evidenced by executives with similar responsibilities in companies of comparable size in general industry.

      Annual incentive awards for each of the named executive officers, including Mr. Little, reflect the Company's attainment of the predetermined ROE target and the level of achievement of individual goals by each executive officer. The Company's actual 1994 ROE was 92% of the performance target. Accordingly, the Committee authorized a bonus award of $256,327 for Mr. Little for 1994. In accordance with the terms of the Bonus Plan, Mr. Little received a portion of his bonus in the form of 1,832 bonus shares and was granted 458 restricted shares of Common Stock.

      At the time of his hiring in 1991, Mr. Little was granted a non-qualified stock option for 150,000 shares that vests over a four-year period. The Committee considered comparable compensation data and competitive market factors in determining the terms of Mr. Little's stock option. During 1994, each of the Company's other executive officers received an additional grant of stock options consistent with the Committee's stock-option award program described above.

      The foregoing discussion does not apply to Mr. Wimmer whose 1994 compensation was determined by the terms of management contracts with various European subsidiaries and by a separate agreement under which he received an annual bonus based on European Division profits. Mr. Wimmer retired from his position in November 1994.

                                       John P. Neafsey, Chairman
                                       George Hauptfuhrer, Jr.
                                       Monroe E. Trout


Compensation of Named Executives

General

      The following table sets forth, for 1992, 1993 and 1994, compensation provided by the Company to each of the named executives in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE




                                                                                                          Long-Term
                                                     Annual Compensation                              Compensation Awards
                                                                                   Other
                                                                                   Annual      Restricted    Securities    All Other
                                                                                  Compensa-       Stock      Underlying    Compensa-
Name & Principal Position                   Year       Salary         Bonus         tion         Award(s)     Options        ation
                                                       ($)(A)         ($)(A)         ($)          ($)(B)          (#)        ($)(C)
William G. Little                           1994       363,684       256,327         4,329        11,624             0         8,904
  President and Chief                       1993       343,176       259,189         4,329        10,774             0         9,136
  Executive Officer                         1992       331,828       250,000         3,164        10,375             0         4,900

Victor E. Ziegler                           1994       219,628       104,691         4,095         4,695        12,000         6,583
  Executive Vice                            1993       212,271       107,379         4,095         4,389        12,000         6,362
  President                                 1992       206,992       100,754         2,993             0        12,000         4,914

J. E. Dorsey(D)                             1994       221,081       138,589         3,674         6,244         8,000         6,630
  Executive Vice                            1993       191,880       105,796         3,674         4,315         8,000         3,105
  President and                             1992       125,864        61,500         2,402         2,760         6,000             0
  Chief Operating
  Officer

Raymond J. Land                             1994       189,343        90,291         3,674         4,010         8,000         5,677
  Senior Vice President,                    1993       180,874        92,605         3,674         3,741         8,000         4,497
  Finance and                               1992       172,221        88,193         2,685             0         8,000           842
  Administration

Ulf C. Tychsen(D)                           1994       203,261        87,211         9,202         3,020         8,000             0
  Group Vice President,                     1993       194,649        86,339         6,344         3,940         8,000             0
   Europe & Asia Pacific                    1992          --            --            --            --            --            --

Hans Wimmer(D)                              1994       185,637       433,697         9,485             0             0             0
  Former President,                         1993       214,753       510,370         8,865             0             0             0
  Pharma-Gummi Wimmer                       1992       196,803       494,000          --               0             0             0
  West GmbH



-----------------

(A) Amounts shown reflect salary and bonuses earned by the named executives for the applicable fiscal year and include the value of any restricted and unrestricted shares awarded under the Company's Management Incentive Bonus Plan. Bonuses are paid in the fiscal year following the fiscal year for which they are earned. Mr. Tychsen's 1994 and 1993 compensation was paid in Deutsche Marks, as follows: Salary DM 329,282 and DM 321,171, respectively; and bonus DM 141,282 and DM 142,459, respectively. Mr. Wimmer's 1994, 1993 and 1992 compensation also was paid in Deutsche Marks, as follows: Salary DM 300,732, DM 354,342 and DM 307,012, respectively; and bonus DM 702,590, DM
      842,110 and DM 770,640, respectively. The U.S. dollar figures shown are based on average exchange rates of 1.62, 1.65 and 1.56 for 1994, 1993 and 1992, respectively.

(B) Restricted stock awards are made in the fiscal year following the fiscal year for which they are earned. Restricted stock awards vest four years from the grant date. Values are determined by multiplying the number of shares awarded by the closing market price of the Common Stock on the grant date, which was $20.75 for 1992 awards, $24.94 for 1993 awards and $25.38 for 1994 awards. Dividends are paid and reinvested on restricted shares.

      The following table contains information relating to the outstanding holdings of restricted stock of the named executives at December 31, 1994. The table does not include restricted stock granted in 1995 with respect to 1994 service. Values are determined by multiplying the number of shares by $27.50, the December 30, 1994 closing price for the Company's Common Stock.



                                                                      Current
                                                 Number of             Market
                                                 Restricted           Value of
                   Name                         Shares Held          Restricted
                                                                     Shares Held
William G. Little..........................         932               $25,630
Victor E. Ziegler..........................         176                 4,840
J. E. Dorsey...............................         306                 8,415
Raymond J. Land............................         150                 4,125
Ulf C. Tychsen.............................         158                 4,345
Hans Wimmer................................           0                    --

(C) Includes for 1994, 1993 and 1992: (i) term life insurance premiums paid by the Company for Mr. Little--$648, $648 and $536, respectively; and (ii) Company contributions under the Savings Plan for Mr. Little--$8,256, $8,488 and $4,364, respectively, Mr. Ziegler--$6,583, $6,362, and $4,914, respectively, Mr. Dorsey--$6,630, $3,105 and $0, respectively, and Mr. Land--$5,677, $4,497 and $842, respectively.

(D) Information is provided only for fiscal years during which the individual served as an executive officer. Mr. Tychsen first became an executive officer of the Company in 1993. Mr. Dorsey commenced his employment with the Company on April 21, 1992. Although Mr. Wimmer had been President of Pharma-Gummi Wimmer West GmbH, one of the Company's European subsidiaries, for many years, he first became an executive officer of the Company in 1992. Mr. Wimmer retired in November 1994.

Stock Options

      The following table provides information concerning the grant of stock options in 1994 under the Company's Long-Term Incentive Plan.


                             OPTION GRANTS IN 1994



                                    Individual Grants
------------------------------------------------------------------------------------------------------

                            Number of
                            Securities              % of
                            Underlying             Total                                                   Grant
                             Options              Options                                                  Date
                            Granted to           Granted to           Exercise                            Present
                            Employees            Employees            Price(B)      Expiration            Value(C)
Name                        in 1994(A)             in 1994              ($/Sh)        Date                  ($)
----                        -----------            --------             -------       -----                 ---
William G. Little                    0               --                     --            --                    --
Victor E. Ziegler               12,000              6.1%                 24.94        3/1/99                79,920
J. E. Dorsey                     8,000              4.1%                 24.94        3/1/99                53,280
Raymond J. Land                  8,000              4.1%                 24.94        3/1/99                53,280
Ulf C. Tychsen                   8,000              4.1%                 24.94        3/1/99                53,280
Hans Wimmer                          0               --                     --            --                    --

--------------

(A) Option grants are for a five-year term and first became exercisable six months after the date of grant.

(B) The exercise price of $24.94 represents the average of the highest and lowest reported sale price on March 1, 1994 (the date of grant). The exercise price (and any applicable withholding taxes) may be paid in cash, shares of Common Stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(C) The estimated value has been determined by application of the Black-Scholes option-pricing model, based upon the terms of the option grant and the Company's stock price performance history as of the date of grant (March 1, 1994). The key assumptions set forth below used in the valuation are based upon historical experience, and are not a forecast of future stock-price performance or volatility or of future dividend policy. No adjustments have been made for forfeitures or non-transferability.

         Dividend Yield:                1.8%
         Volatility:                    .277
         Risk-Free Rate of Return:      6.28%
         Expected Exercise Period:      5 Years

1994 Stock Option Exercises

      The following table provides information relating to the exercise of stock options by the named executives in 1994, as well as the number and value of their unexercised options as of December 31, 1994.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                Value                  Number of Shares                        Value of
                             Shares            Realized                   Underlying                          Unexercised
                            Acquired        (Market Value                 Unexercised                        In-the-Money
                               on              Less Any                 Options Held at                       Options at
         Name             Exercise(#)     Exercise Price)($)              12/31/94(#)                      12/31/94($)(A)(B)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Not                                 Not
                                                                 Exercisable       Exercisable       Exercisable       Exercisable


William G. Little                    0            --                  115,000           30,000            1,423,125      371,250
Victor E. Ziegler               12,000          41,250                 53,889                0              418,020         --
J. E. Dorsey                         0            --                   22,000                0              120,880         --
Raymond J. Land                      0            --                   24,000                0              142,500         --
Ulf C. Tychsen                       0            --                   24,000                0              142,500         --
Hans Wimmer                          0            --                        0                0                   --         --


---------------

(A) The value of unexercised options represents the difference between the closing price of the Company's Common Stock on December 30, 1994 ($27.50) and the exercise price of each unexercised option held by the named executives.

(B) All option grants to the named executives other than Mr. Little are for a five-year term and first became exercisable six months after the date of grant. Mr. Little was granted an option in 1991, which vests over a four-year period.

Retirement Plan

      The Company's Salaried Employees' Retirement Plan (the "Retirement Plan") is a non-contributory defined benefit plan. It provides for normal retirement at age 65 and permits early retirement in certain cases. Benefits are based upon years of service and compensation (including salary, bonuses and stock award distributions ("Covered Compensation")) for the five consecutive calendar years within the ten years prior to retirement during which the compensation was the highest.

      The Internal Revenue Code limits the maximum annual benefit which may be paid to any individual from the Retirement Plan's trust fund and the amount of compensation that may be recognized. Under the Company's Supplemental Employees' Retirement Plan (the "Supplemental Plan"), the Company will make supplemental, unfunded payments to offset any reductions in benefits that may result from such limitations.

      The following table shows the estimated annual retirement benefits payable (before reduction by the offset for Social Security payments) under the Retirement Plan and the Supplemental Plan at normal retirement date to all eligible employees, including the named executives, in specified remuneration and years of service classifications.

                               PENSION PLAN TABLE


                                                           Years of Service
                    -----------------------------------------------------------------------------------------------
     Five Year
      Average
   Compensation                 15                20                  25                30                 35
   ------------                 ---               ---                 ---               ---                --
    $ 200,000              $  57,000         $  76,000           $  95,000         $ 100,000          $ 105,000
      250,000                 71,250            95,000             118,750           125,000            131,250



      300,000                   85,500           114,000             142,500           150,000            157,500
      400,000                  114,000           152,000             190,000           200,000            210,000
      500,000                  142,500           190,000             237,500           250,000            262,500
      600,000                  171,000           228,000             285,000           300,000            315,000
      650,000                  185,250           247,000             308,750           325,000            341,250

      Amounts shown are calculated on a straight-line annuity basis. Under the Retirement Plan, credited years of service and Covered Compensation for 1994 are 19 years and $622,873 for Mr. Little, 34 years and $327,007 for Mr. Ziegler, 2 years and $326,877 for Mr. Dorsey, and 3 years and $281,948 for Mr. Land.

Employment and Other Agreements

      The Company has entered into an employment agreement with Mr. Little under which he serves as President and Chief Executive Officer of the Company for a base annual salary determined in accordance with Company compensation review policies. Mr. Little also is entitled to participate in the Company's annual and long-term incentive plans. The employment term may be ended by the Company upon two years' notice of termination but may be terminated earlier by the Company for cause, or due to disability or death.

      Mr. Wimmer, who retired in November 1994, is entitled to receive an annual pension in the amount of DM 360,000 ($222,222 at an average 1994 exchange rate of 1.62).

      The Company has entered into agreements with each of the named executive officers other than Messrs. Wimmer and Tychsen, which provide for benefits in the event of employment termination following a change in control of the Company. These agreements are designed to assist the Company in attracting and retaining highly qualified executives and to help ensure that if the Company is faced with an unsolicited tender offer proposal, its executives will continue to manage the Company without being unduly distracted by the uncertainties of their personal affairs and thereby will be better able to assist in evaluating such a proposal in an objective manner.

      Each executive is entitled to receive severance compensation under his agreement if, within two years following a change in control of the Company, he resigns following a constructive termination of his employment or his employment is terminated by the Company other than by reason of death, disability, willful misconduct, or normal retirement. Such severance compensation includes the immediate vesting of the executive's interest, if any, in the Company's employee benefit plans, continuing salary and bonus payments at the level prior to termination and continuation of certain health and welfare benefits for up to three years following such termination. A "change in control" is defined generally as a change in a majority of the Company's Board of Directors or purchase of more than 51% of the Company's stock. Each agreement also provides that during the term of the executive's employment with the Company and for a period of one year thereafter, whether or not a change in control of the Company occurs, the executive will neither be employed by any competitor of the Company nor compete with the Company in any part of the United States (any market or territory, in the case of Mr. Little). The payment of severance compensation is not conditioned upon the executive seeking other employment nor is it subject to reduction in the event the executive secures other employment consistent with the agreement.


                  SHAREHOLDER RETURN PERFORMANCE PRESENTATION

      The following graph compares for fiscal years 1990 through 1994 the yearly change in the cumulative total returns to holders of Common Stock with the cumulative total return of the Standard & Poor's 400 Industrials-Limited Index (the "S&P 400") and of a company-selected peer group. Cumulative total-return-to-shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 1989 and is compared to the cumulative total return of the S&P 400 and peer group over the period with a like amount invested.

      The peer-group companies were selected by the Company based principally on nature of business, revenues, employee base, technology base, market share, customer type and customer relationship. The peer group was developed initially as part of an assessment of the Company's executive compensation levels. The peer group is composed of Amphenol Corporation, Andrew Corporation, Applied Magnetics Corporation, Augat Inc., Beckman Instruments, Inc., C.R. Bard, Inc., CTS Corp., Millipore Corporation, Pall Corporation, The Perkin-Elmer Corporation, Sealed Air Corporation and Thomas & Betts Corporation.






           West Company    S&P 400    Peer Group

12/89        100.00        100.00      100.00
12/90         66.58         99.11       98.18
12/91        103.40        129.59      142.54
12/92        127.13        136.98      156.78
12/93        140.75        149.35      166.04
12/94        160.63        155.05      185.34



Compensation of Directors

      Each director who is not employed by the Company or one of its subsidiaries receives an annual retainer of $16,000 per year, plus attendance fees of $1,000 for board meetings and $750 for committee meetings. The Chairman of the Board receives an annual fee of $35,000. The chairman of each board committee and the Chairman, Independent Directors each receive an annual fee of $3,500. Directors may elect annually to defer all or any part of their director's fees, which deferred amounts will be payable upon their termination as a director.


      Each non-employee director who has completed five years of service as a director will be entitled to receive an annual retirement benefit, commencing at age 60, of between 50% and 100% of his or her base annual retainer at the time of retirement, depending on the length of service, for a maximum period of 15 years or until the director's earlier death. Non-employee directors are eligible to receive annually an option to acquire 1,500 shares of Common Stock under the Company's 1992 Non-Qualified Stock Option Plan for Non-Employee Directors. Each option will expire five years from the date of grant.







Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------




         The following table sets forth, as of March 20, 1995, certain information concerning each person known to the Company to have been the beneficial owner of more than 5% of the Common Stock. Except as indicated below, the Company is informed that the beneficial owners have sole voting and sole investment power over the shares shown opposite their names.



                                                                          Amount and                 Percent
    Name and Address of                                              Nature of Beneficial              of
     Beneficial Owner                                                       Ownership                 Class
Jean Wike Faust ..................................................       1,261,734(1)                   7.6%
  16 Fox Chase Road
  Malvern, PA 19355

Mitchell Hutchins Institutional Investors Inc.....................       1,351,100(2)                   8.2%
  1285 Avenue of the Americas
  New York, NY  10019

TriMark Investment Management Inc.................................         998,000                      6.0%
  One First Canadian Place, Suite 5600
  P.O. Box 487
  Toronto, Ontario M5X 1E5

Franklin H. West..................................................         839,939(3)                   5.1%
  619 Broad Acres Road
  Narberth, PA  19072

William S. West...................................................       1,274,956(3)(4)                7.7%
  101 Gordon Drive
  Lionville, PA  19341

J. Roffe Wike, II.................................................       1,741,554(1)(5)               10.5%
  2125 Twinbrook Road
  Berwyn, PA  19312

Wilmington Trust Company..........................................       1,314,360(6)                   8.0%
  1100 North Market Street
  Wilmington, DE  19890

---------------

(1) Includes 226,000 shares held by a trust of which Mrs. Faust is the sole beneficiary. J. Roffe Wike, II, the brother of Mrs. Faust, has sole investment and voting power over such shares in his capacity as trustee. Also includes 582,954 shares held by a trust as to which Mrs. Faust and Mr. Wike share voting and investment power.

(2)   Represents shared voting and investment power.


(3) Franklin H. West, William S. West and Fidelity Bank, N.A. share the investment power over the same 746,264 shares which are held by two trusts of which they are co-trustees. Does not include 134,785 shares owned by Franklin West's wife and children, as to which he disclaims beneficial ownership.


(4) Does not include 221,900 shares owned by Mr. West's wife, as to which he disclaims beneficial ownership.


(5) Includes options to acquire 4,500 shares. Does not include 7,840 shares owned by Mr. Wike's wife, as to which he disclaims beneficial ownership.

(6) Includes (i) sole voting power with respect to 440,620 shares, (ii) shared voting power with respect to 873,740 shares and shared investment power with respect to 866,640 shares.

              STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth, as of March 20, 1995, information concerning the beneficial ownership of Common Stock by each director and nominee for director, each of the Company's executive officers named in the Summary Compensation Table on page 10 of this proxy statement and all directors and executive officers as a group. No director or officer owns more than 1% of the outstanding Common Stock except William S. West, who owns 7.7% of the outstanding Common Stock, and J. Roffe Wike, II, who, including shares that may be acquired within 60 days, is the beneficial owner of 10.5% of the Common Stock. All directors and officers as a group are the beneficial owners of 23.2% of the Common Stock, including shares that may be acquired by them within 60 days. Additional information concerning the beneficial ownership of Messrs. West and Wike is contained in footnotes related to the table on the preceding page.



                                                                    Shares owned            Shares which
                          Name                                      directly and           may be acquired
                                                                    indirectly(1)          within 60 days(2)


Tenley E. Albright.......................................                    0                     1,500
William J. Avery.........................................                  500                     4,500
J. E. Dorsey.............................................                3,155                    22,000
George W. Ebright........................................                1,000                     3,000
George J. Hauptfuhrer, Jr................................                6,000                     4,500
L. Robert Johnson........................................                2,000                     4,500
Raymond J. Land..........................................                1,970                    24,000
William G. Little........................................               17,899                   115,000
John P. Neafsey..........................................                2,000                     4,500
Walter F. Raab...........................................                4,000                     4,500
Monroe E. Trout..........................................                2,000                     3,000
Ulf C. Tychsen...........................................                1,393                    24,000
William S. West..........................................            1,274,956                         0
J. Roffe Wike, II........................................            1,737,054                     4,500
Hans Wimmer..............................................              440,000                         0
Geoffrey F. Worden.......................................                1,500(3)                  1,500
Victor E. Ziegler........................................               23,447                    45,000
All directors and executive officers
    as a group (23 persons)..............................            3,558,766                   361,465


-----
(1) Includes shares allocated to individual accounts under the Company's Savings Plan and/or restricted shares granted under the Company's Stock Bonus Program as follows: Mr. Dorsey - 367 and 246 shares, respectively; Mr. Land - 425 and 158 shares, respectively; Mr. Little - 861 and 458 shares, respectively; Mr. Tychsen - 119 restricted shares; Mr. Ziegler - 5,936 and 185 shares, respectively; and all directors and executive officers as a group - 12,931 and 1,584 shares, respectively.
(2) Stock options available for exercise within 60 days under the Company's Long-Term Incentive Plan and 1992 Non-Qualified Stock Option Plan for Non-Employee Directors.
(3) Does not include 500 shares held by Mr. Worden's wife, as to which he disclaims beneficial ownership.




Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------


         In November 1994, the Company acquired from Hans Wimmer, a director and former executive officer of the Company, approximately 25.5% of the equity interests in five European-based companies, which were held by Mr. Wimmer, resulting in the Company owning 100% of those companies. The acquisition was completed pursuant to an amended and restated put and call agreement entered into in March 1993. The Company paid a total purchase price of DM 45,000,000 ($27,777,777 at an average 1994 exchange rate of DM 1.62), of which DM 30,000,000 ($18,518,519) was paid in cash. The remaining DM 15,000,000
($9,259,259) was paid by delivery of 363,214 shares of Common Stock. Mr. Wimmer has the right to require the Company to file a registration statement with the Securities and Exchange Commission on one occasion during each of the two years following the closing of the transaction to permit a public distribution of the shares. One of the Company's German subsidiaries leases its facilities from Henrik Wimmer, a son of Hans Wimmer. Lease payments totaled DM 99,564 ($61,459) during 1994.


         Geoffrey F. Worden and John P. Neafsey, directors of the Company, were separately engaged by the Company during 1994 as consultants in certain financial matters. The Company paid Mr. Worden and Mr. Neafsey a total of $59,000 and $32,000, respectively, in fees for their services during 1994.

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







                                     THE WEST COMPANY, INCORPORATED
                                     (Registrant)


                                     By /s/  Raymond J. Land
                                     ---------------------------------
                                     Raymond J. Land
                                     Senior Vice President,
                                     Finance and Administration
                                     (Principal Financial Officer)

                                     October 19, 1995
                                     ---------------------------------
                                     Date

                               INDEX TO EXHIBITS






         Exhibit                                                                                                      Page
         Number                                                                                                      Number

         (99) Excerpt from Offer to Purchase by Paco Acquisition Corp., relating to Agreement and Plan of Merger dated March 24, 1995, among Paco Pharmaceutical Services, Inc. The West
                     Company, Incorporated and Paco Acquisition Corp.
