Form 10-Q/A
period 1995-06-30
WEST CO INC
filed 1995-10-20
CIK 105770

                                                   This report contains   pages
                                                          (including cover page)
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q/A1


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended   March 31, 1995
                                                  ---------------
                          Commission File Number   1-8036
                                                   ------
                            THE WEST COMPANY, INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Pennsylvania                        23-1210010
           -------------------------------------     ----------------------
          (State   or  other   jurisdiction   of        (I.R.S. Employer
          incorporation or organization)             Identification Number)


              101 Gordon Drive, PO Box 645,
          Lionville, PA                                    19341-0645
          -------------------------------------      ----------------------
             (Address of principal executive         (Zip Code)
          offices)


     Registrant's telephone number, including area code  610-594-2900


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


             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

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

          5.   The Company has accrued  the estimated cost of environmental
               compliance   expenses   related   to soil or ground water
               contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability is sufficient to cover the future costs of required remedial actions, which will be carried out over the next two to three years.
               The Company has not anticipated any possible recovery from insurance or other sources.

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





          October 20, 1995              R. J. Land
          --------------------          -----------------------------------
          Date                          (Signature)

                                        R. J. Land
                                        Sr. Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)


          October 20 1995               A. M. Papso
          --------------------          -----------------------------------
          Date                          (Signature)

                                        A. M. Papso
                                        Vice   President    and   Corporate
                                        Controller
                                        (Chief Accounting Officer)