Form 10-Q/A
period 1995-06-30
WEST CO INC
filed 1995-10-20
CIK 105770

                                             This report contains     pages
                                                          (including cover page)




                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-Q/A-1


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended   June 30, 1995
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
                                                  ------    -------
                             July 31, 1995 --16,573,177
     ---------------------------------------------------------------------------

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

          Index to Exhibits                                                  F-1

     Part I - Financial Information

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries

     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands, except per share data)

                                                     (Unaudited)                    (Unaudited)
                                                 Three Months Ended               Six Months Ended
                                          June 30, 1995     June 30, 1994  June 30, 1995   June 30, 1995
                                                                                    < C>
     Net sales                             $109,000  100%    $91,500  100%   $204,200 100%  $178,600  100%
     Cost of goods sold                      77,100   71      61,500   67     139,800  68    119,400   67
     ----------------------------------------------------------------------------------------------------
          Gross profit                       31,900   29      30,000   33      64,400  32     59,200   33
     Selling, general and
          administrative expenses            18,100   16      17,100   18      35,300  17     32,900   18
     Other (income) expense, net             (1,300)  (1)        500    1      (1,300)  -      1,200    1
     ----------------------------------------------------------------------------------------------------
          Operating profit                   15,100   14      12,400   14      30,400  15     25,100   14
     Interest expense, net                    2,000    2         700    1       3,400   2      1,300    1
     ----------------------------------------------------------------------------------------------------
          Income before income taxes
           and minority interests            13,100   12      11,700   13      27,000  13     23,800   13
     Provision for income taxes               4,700    4       4,200    4       9,800   5      8,900    5
     Minority interests                         300    -         600    1         500   -      1,100    -
     ----------------------------------------------------------------------------------------------------
     Income from consolidated operations      8,100    8   %   6,900    8 %    16,700   8  %  13,800    8%
     Equity in net income of
           affiliated companies                 600              600              200            700
     ----------------------------------------------------------------------------------------------------
          Net income                       $  8,700          $ 7,500         $ 16,900       $ 14,500
     ----------------------------------------------------------------------------------------------------
     Net income per share                  $    .52          $   .47         $   1.02       $    .91
     ----------------------------------------------------------------------------------------------------
     Average shares outstanding              16,531           15,993           16,511         15,975

     Certain items have been reclassed to conform with current classifications
     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                   (Unaudited)
     ASSETS                                       June 30, 1995    Dec. 31, 1994
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 15,300            $  27,200
          Accounts receivable, net                  66,200               57,800
          Inventories                               51,900               38,100
          Other current assets                      22,700               13,600
     ---------------------------------------------------------------------------
     Total current assets                          156,100              136,700
     ---------------------------------------------------------------------------
     Property, plant and equipment, net            230,500              192,200
     Investments in affiliated companies            24,900               21,900
     Intangibles and other assets, net              73,600               46,600
     --------------------------------------------------------------------------
     Total Assets                                 $485,100            $ 397,400
     --------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  6,200            $  19,200
          Notes payable                             36,000                2,700
          Accounts payable                          19,200               19,300
          Other current liabilities                 32,400               45,100
     --------------------------------------------------------------------------
     Total current liabilities                      93,800               86,300
     --------------------------------------------------------------------------
     Long-term debt, excluding current portion      82,100               35,900
     Deferred income taxes                          33,900               24,400
     Other long-term liabilities                    23,500               21,600
     Minority  interests                             2,700                1,900
     Shareholders' equity                          249,100              227,300
     --------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $485,100             $397,400
     --------------------------------------------------------------------------
     See accompanying notes to interim financial statements.




     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                          June 30, 1995       June 30, 1994
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 31,600           $  26,700
          Changes in assets and liabilities                   (15,800)             (9,500)
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 15,800              17,200
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (14,800)            (11,000)
          Proceeds from sale of assets                            100                 800
          Payments for acquisitions, net of cash acquired     (62,300)             (4,500)
          Customer advances                                    (4,700)                  -
     -----------------------------------------------------------------------------------------
        Net cash used in investing activities                 (81,700)            (14,700)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                   38,100                   -
          Repayment of long-term debt                         (15,000)               (900)
          Notes payable, net                                   33,000               3,800
          Dividend payments                                    (3,900)             (3,500)
          Sale of common stock, net                               900               1,500
     ------------------------------------------------------------------------------------------
      Net cash provided by financing activities                53,100                 900
     ------------------------------------------------------------------------------------------
     Effect of exchange rates on cash                             900                 200
     ------------------------------------------------------------------------------------------
     Net (decrease) increase in cash, including equivalents  $(11,900)             $3,600
     ------------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                                                                       Page 6

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

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half-year convention, certain employee benefit costs, annual quantity discounts, and advertising.

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

          5. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,200 at June 30, 1995 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

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

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)



                  Net sales                                     $
                  Income before taxes
                  Income from consolidated operations
                  Net income
                  Net income per share                          $     .98

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





          October 20, 1995              /s/ J. E. Dorsey
          --------------------          -----------------------------------
          Date                          (Signature)

                                        J. E. Dorsey
                                        Executive Vice President,
                                        Chief Operating Officer



          October 20, 1995              /s/ A. M. Papso
          --------------------          -----------------------------------
          Date                          (Signature)

                                        A. M. Papso
                                        Vice   President    and   Corporate
                                        Controller
                                        (Chief Accounting Officer)