Form 10-Q
period 1995-09-30
WEST CO INC
filed 1995-11-14
CIK 105770

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

                For The Quarterly Period Ended   September 30, 1995
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


                                         N/A
          -----------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for
          the past 90 days.  Yes   X  .  No      .
                                 ------    -------
                           October 31, 1995 -- 16,619,839
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1995



                                                                       Page


          Part I - Financial Information

               Item 1.  Financial Statements

                     Consolidated  Statements of Income  for the Three
                         and Nine Months ended September 30, 1995  and
                         September 30, 1994                               3
                     Condensed  Consolidated  Balance  Sheets   as  of
                         September 30, 1995 and December 31, 1994         5
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Nine Months ended  September 30, 1995
                         and September 30, 1994                           6
                     Notes to Consolidated Financial Statements           8

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      11


          Part II - Other Information


               Item 6.   Exhibits and Reports on Form 8-K                16

          SIGNATURES                                                     17

               Index to Exhibits                                        F-1

     Part I - Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands, except per share data)

                                               (Unaudited)                           (Unaudited)
                                             Three Months Ended                     Nine Months Ended
                                            --------------------                 ----------------------
                                        Sept. 30, 1995    Sept.30, 1994    Sept.30, 1995  Sept. 30,1994
                                   ------------------    ---------------   -------------  ------------
     Net sales                         $ 101,100  100  %  $87,400  100  % $ 305,300 100   % $266,000 100%
     Cost of goods sold                   76,400   76      61,700   71      216,200  71      181,100  68
     ----------------------------------------------------------------------------------------------------

          Gross profit                    24,700   24      25,700   29       89,100  29       84,900  32
     Selling, general and
          administrative expenses         16,600   16      15,900   18       51,900  17       48,800  18
     Other (income) expense, net              -     -        (200)   -       (1,300) (1)       1,000   1
     ----------------------------------------------------------------------------------------------------

          Operating profit                 8,100    8      10,000   11       38,500  13       35,100  13
     Interest expense, net                 2,100    2       1,100    1        5,500   2        2,400   1
     ----------------------------------------------------------------------------------------------------

          Income before income taxes
           and minority interests          6,000    6       8,900   10       33,000  11       32,700  12
     Provision for income taxes            2,500    3       3,200    4       12,300   4       12,100   4
     Minority interests                      200    -         300    -          700   -        1,400   1
     ----------------------------------------------------------------------------------------------------

          Income from consolidated
           operations                      3,300    3  %    5,400    6  %    20,000   7   %   19,200   7%


                                                                                                   Page 4


     Equity in net income of
           affiliated companies              600              200               800              900
     ----------------------------------------------------------------------------------------------------

          Net income                   $   3,900          $ 5,600         $  20,800         $ 20,100
     ----------------------------------------------------------------------------------------------------

     Net income per share              $     .24          $   .35         $    1.26         $   1.26
     ----------------------------------------------------------------------------------------------------

     Average shares outstanding           16,586           16,049            16,536           16,000

     Certain items have been reclassed to conform with current classifications.
     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                   (Unaudited)
     ASSETS                                       September 30, 1995       Dec. 31, 1994
                                                  --------------------     -------------
     Current assets:
          Cash, including equivalents             $ 17,300                  $    27,200
          Accounts receivable, net                  65,800                       57,800
          Inventories                               50,500                       38,100
          Other current assets                      21,500                       13,600
     --------------------------------------------------------------------------------------
        Total current assets                       155,100                      136,700
     --------------------------------------------------------------------------------------
    Property, plant and equipment, net             231,600                      192,200
     Investments in affiliated companies            21,000                       21,900
     Intangibles and other assets, net              70,000                       46,600
     --------------------------------------------------------------------------------------
        Total Assets                              $477,700                  $   397,400
     --------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  6,700                  $    19,200
          Notes payable                              7,500                        2,700
          Accounts payable                          19,700                       19,300
          Other current liabilities                 28,300                       45,100
     --------------------------------------------------------------------------------------
        Total current liabilities                   62,200                       86,300
     --------------------------------------------------------------------------------------
     Long-term debt, excluding current portion     105,500                       35,900
     Deferred income taxes                          33,600                       24,400
     Other long-term liabilities                    23,600                       21,600
     Minority  interests                             2,800                        1,900
     Shareholders' equity                          250,000                      227,300
     ---------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $477,700                     $397,400
     ---------------------------------------------------------------------------------------

     See accompanying notes to interim financial statements.




     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                         September 30, 1995    September 30, 1994
                                                     ----------------------    -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 43,700           $  38,800
          Changes in assets and liabilities                   (10,700)             (6,100)
     ------------------------------------------------------------------------------------------------
        Net cash provided by operating activities              33,000              32,700
     ------------------------------------------------------------------------------------------------
        Cash flows from investing activities:
          Property, plant and equipment acquired              (24,900)            (18,000)
          Proceeds from sale of assets                            400                 900
          Payments for acquisitions, net of cash acquired     (62,300)             (8,200)
          Customer advances                                    (7,000)                  -
     ------------------------------------------------------------------------------------------------
        Net cash used in investing activities                 (93,800)            (25,300)
     ------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
          New long-term debt                                   69,400                   -
          Repayment of long-term debt                         (20,400)             (1,300)
          Notes payable, net                                    4,700               6,300
          Dividend payments                                    (5,900)             (5,300)
          Capital contribution by minority owner                   -                  400
          Sale of common stock, net                             2,400               2,300
     ------------------------------------------------------------------------------------------------
        Net cash provided by financing activities              50,200               2,400
     ------------------------------------------------------------------------------------------------
        Effect of exchange rates on cash                          700                 400
     ------------------------------------------------------------------------------------------------
      Net (decrease) increase in cash, including equivalents  $(9,900)            $10,200
     -------------------------------------------------------------------------------------------------
    See accompanying notes to interim financial statements.


                                                                    Page 7


                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements



          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the quarter ended September 30, 1995 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1994 Annual Report on Form 10-K.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1995 and the related unaudited Consolidated Statements of Income for the three and nine months then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the nine month period then ended and for the comparative periods in 1994 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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


          2. Inventories at September 30, 1995 and December 31, 1994 are summarized as follows:
                                                             Audited
                  (in thousands)                   1995          1994
                                               --------       -------
                  Finished goods              $ 21,200       $ 17,000
                  Work in process               10,300          5,300
                  Raw materials and supplies    19,000         15,800
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)

                                              $ 50,500       $ 38,100
                                              --------       --------
                                              --------       --------


          3. The carrying value of property, plant and equipment is determined as follows:
                                                                  Audited
                  (in thousands)                        1995         1994
                                                     --------    --------
                  Property, plant and equipment      $ 439,400  $ 366,800
                  Less accumulated depreciation        207,800    174,600
                                                      --------   --------
                  Property, plant and equipment, net $ 231,600  $ 192,200
                                                      --------   --------
                                                      --------   --------
          4. Common stock issued at September 30, 1995 was 16,844,735 shares, of which 225,261 shares were held in treasury. Dividends of $.12 per common share were paid in the third quarter of 1995 and a dividend of $.13 per share payable to holders of record on October 18, 1995 was declared on August 29, 1995.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.1 million at September 30, 1995 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

          6. On April 27, 1995 the Company announced that it completed its acquisition of Paco Pharmaceutical Services, Inc. and subsidiaries ("Paco"), a public company traded over-the-counter. The merger followed the completion of a cash tender offer for Paco common stock at $12.25 per share. Paco became a wholly-owned subsidiary of the Company, and has been consolidated beginning on May 1, 1995.
               The following table presents selected financial information

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)



               for the nine months ended September 30, 1995 on a pro forma basis assuming the acquisition of 100% of Paco had occurred on January 1, 1995 and $0.5 million of cost savings, (pro-rated over the first four months) related to synergies of the companies had been realized. (In thousands, except per share data.)

                  Net sales                                     $ 325,300
                  Income before taxes                              31,900
                  Income from consolidated operations              19,200
                  Net income                                       20,000
                  Net income per share                          $    1.21

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter and Nine Months Ended
          ---------------------------------------------------------
          September 30, 1995 Versus the Comparable 1994 Periods
          -----------------------------------------------------------------


          Net Sales
          ---------
          Net sales for the third quarter of 1995 were $101.1 million, or 15.9% higher than the same quarter in 1994. Net sales increases primarily reflect the acquisition of Paco Pharmaceutical Services, Inc. ("Paco"), strong demand in international health care markets and favorable exchange rates with European currencies. These increases were offset, in part, by lower sales in U.S. markets in the third quarter. For the nine months, net sales were $305.3 million, or 14.9% higher compared with the same period in 1994. The increase reflects sales related to acquisitions, i.e., Paco acquired in April 1995 and 51% of Schubert Seals A/S acquired in May 1994. Also, sales increases reflect strong demand for the Company's products in international health care markets, strong U.S. demand for the Company's Spout-Pak closure system for gable-carton juice containers, and favorable European exchange rates. These increases were offset, in part, by lower sales to U.S. health care markets and by lower machinery sales.

          Gross Profit
          ------------
          Gross profit for the quarter was 4.0% lower compared with the third
          quarter  1994.    The gross  margin  for  the  quarter was  24.4%
          compared  with  29.5% in  1994.   Excluding the  consolidation of
          Paco,  the margin would have  been 25.9%.   Reduced gross margins
          for the quarter reflect raw material cost increases, unfavorable product mix, costs related to new products, which customers delayed introduction, and costs associated with consolidating global operations.

          For the first nine months of 1995, the gross margin was 29.2% compared with 32% for the prior year. The reduced gross margin reflects changes in the product mix and higher raw material and wage costs, costs related to delayed new products and costs associated with consolidating global operations. The lower margins at Paco account for about 1% of the margin shortfall compared with 1994.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          -------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) expenses increased by $0.7 million for the third quarter 1995 compared with 1994 and by $3.1 million for the nine month period 1995 compared with 1994. However, SG&A expenses were lower as a percentage of sales than in both comparable periods. Increased SG&A expenses reflect expenses of acquired companies and a weak U.S. dollar. These increases were offset in part by cost savings from staff reductions, lower bonus accruals, and lower claim costs.

          Other (Income) Expense,net
          --------------------------
          Miscellaneous income offset foreign exchange losses for the third quarter 1995. In the third quarter 1994, investment income was higher than foreign exchange losses. For the nine month period 1995, other income, net was $1.3 million compared with other expense, net, of $1.0 million in the comparable 1994 period. Lower foreign exchange losses in Brazil, a gain from the sale of a small unprofitable business line, and higher investment income were the primary reasons for the improvement.

          Interest Expense, Minority Interest and Equity in Net Income of
          --------------------------------------------------------------
          Affiliated Companies
          ---------------------
          Higher average debt levels related to acquired companies, the financing of acquisitions in 1994 and 1995 and a weaker U.S. dollar increased interest expense by $1.0 million for the third quarter and by $3.1 million for the nine month period compared with 1994.

          Minority interests are lower, reflecting the buyout of the remaining minority owners in the Company's largest subsidiaries in Europe, which occurred in the fourth quarter of 1994.

          Equity in net income of affiliated companies increased by $0.4 million for the third quarter 1995 compared with the same period in 1994. Daikyo Seiko Ltd., a Japanese company, in which the Company holds a 25% interest reported a strong third quarter in 1995 on higher sales and favorable exchange rates. For the nine months, the devaluation of the Mexican peso continues to have a negative effect on results, and the combined contribution from affiliated companies declined by $0.1 million in 1995 compared with 1994.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          -------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------

          Taxes
          -----
          The tax  rate for the third  quarter was 40.7%.   The higher rate
          includes a  year-to-date adjustment to reflect  a retroactive tax
          surcharge  recently  enacted   by  the French  government  and an
          adjustment to the deferred tax balances of the French subsidiary to reflect this rate increase. The current estimates of the full year effective tax rate, inclusive of these adjustments, is 37.0%. The estimated effective annual tax rate at September 30, 1994 was also 37.0%. However, the effective annual tax rate at the end of 1994 was 31.8%, reflecting the one-time impact of a net refund of foreign taxes paid by subsidiaries in prior years, triggered by the payment of dividends. No similar significant one-time benefits are expected in 1995.


          Net Income
          ----------
          Net income for the third quarter 1995 was $3.9 million, or $.24 per share, compared with net income for the third quarter 1994 of $5.6 million, or $.35 per share. Net income for the nine months ended September 30, 1995 was $20.8 million, or $1.26 per share, compared with net income at September 30, 1994 of $20.1 million, or $1.26 per share. Average common shares outstanding were 16.5 million for the 1995 periods compared with 16.0 million in the 1994 periods.

          Financial Position
          ------------------
          Working capital at September 30, 1995 was $92.9 million compared with $62.3 million at June 30, 1995 and $50.4 million at December 31, 1994. Working capital increased because of the consolidation of Paco in May 1995 and the long-term financing of the final payments for the Company's purchase of the remaining minority interests in five subsidiaries in Europe and other debt.

          In the third quarter 1995, the Company entered into a revolving credit agreement providing for debt facilities totalling $85 million. There are two committed facilities under the agreement, a 364 day facility, and a five year facility. The Company has drawn down $30 million and $0 million, respectively, under each facility. At September 30, 1995, the Company had available unused credit under each facility of $0 and $55 million, respectively. The Company intends to roll over the outstanding debt to the five year facility in August, 1996. The facility was used to finance payments previously covered with short-term credit lines.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          -------------------------------------------------------------
          Results of Operations. (Continued)
          ----------------------------------

          Based on the intent and the ability to finance long-term $30 million of debt has been classified as long-term at September 30, 1995.

          Cash on hand and cash flows from operations were adequate to cover capital expenditures, customer advances, and dividend payments. Available cash and net new debt facilities were used to fund payments for acquisitions. Total debt as a percentage of total invested capital was 32.1% at September 30, 1995, compared with 20.1% at December 31, 1994.

          Part II - Other Information


          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1 and F-2 of this Report.


          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          November 14,  1995            /s/ R. J. Land
          --------------------          -----------------------------------
          Date                          (Signature)

                                        R. J. Land
                                        Senior Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)


          November 14,  1995            /s/ A. M. Papso
          --------------------          -----------------------------------
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

          (3) (b) Bylaws of the Company, as amended and restated December 13, 1994, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended 12/31/94 (File No.1-8036).

          (4) (a) Form of stock certificate for common stock incorporated by reference to Exhibit (3) (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

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


                    The Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
                    8036).

          (10) (a)  Schedule   of   agreements   with   executive
                    officers.

          (10) (b)  Non-Qualified Stock Option Agreement dated
                    September 8, 1995 between the Company and
                    William G. Little

          Exhibit                                                      Page
          Number                                                     Number
          -------                                                    ------

          (10) (c)  Amendment No. 2 to the Company's Supplemental
                    Employees' Retirement Plan.

          (11)   Not applicable.

          (15)   Not applicable.

          (18)   None.

          (22)   None.

          (23)   Not applicable.

          (24)   None.

          (27)   Financial Data Schedules.

          (99)   None.