Form 10-K
period 1995-12-31
WEST CO INC
filed 1996-03-29
CIK 105770

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

                     For the fiscal year ended December 31, 1995
                                                ----------------
                            Commission File Number 1-8036
                                                  ---------
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

            Title of each class      Name of each exchange on which registered
          -----------------------------------------------------------------
          Common Stock, par value    New York Stock Exchange
              $.25 per share

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
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____


          As of March 18, 1996, the Registrant had 16,640,880 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $393,140,790.

          Exhibit Index appears on pages F-1, F-2, F-3, and F-4.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         ------------------------------------
          Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 1995 fiscal year (the "1995 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and (2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                        PART I

          Item l.   Business
                    --------

                                     The Company
                                     -----------
          The West Company, Incorporated is engaged in one industry segment
          - the design, development, manufacture and marketing of stoppers, closures, containers, medical device components and assemblies made from elastomers, metal and plastic that meet the unique filling, sealing, dispensing and delivery needs of the health care and consumer products markets. The Company also provides contract packaging and contract manufacturing services to these markets in the United States and Puerto Rico. In addition, the Company manufactures related packaging machinery. The Company's products include pharmaceutical packaging components (stoppers, seals, caps, containers and dropper bulbs), components for medical devices (parts for syringes and components for blood sampling and analysis devices and for intravenous administration sets) and packaging components for consumer products.

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

          A broad line of aluminum seals which securely hold the stoppers on glass or plastic containers is manufactured by the Company. The Company also makes a wide variety of seals lined with its specially formulated rubber discs or other materials. Aluminum seals include closures with tamper-evident tabs or plastic FlipOff^R buttons which must be removed before the drug can be
          withdrawn.   The Company  also  designs, manufactures  and  sells
          capping machines for use with Company-designed metal caps and seals and other packaging equipment.

          The majority of pharmaceutical-packaging components currently manufactured by the Company are used in packaging injectable drugs. Included in this category of products are syringe parts used by pharmaceutical manufacturers to package their drugs in pre-filled unit-dose disposable syringes.

          Products used in the packaging of non-injectable drugs include rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures. The Company also manufactures and markets a range of Counter Cap^R products. These devices are plastic child resistant caps that advance, or count, every time a bottle of oral medication is opened or
          closed,    thereby    promoting   compliance    with   medication
          instructions.    In addition, the  Company manufactures injection
          blow-molded plastic bottles and containers for the pharmaceutical industry.


          In January 1992, the Company entered into a partnership with Schott Corporation to continue the glass vial, ampoule and cartridge manufacturing operations formerly carried on by the Company at its Cleona, Pennsylvania site. In September 1995 the Company sold its 40% partnership interest to Schott Corporation.

          In January 1994, the Company acquired Senetics, Inc., a Boulder Colorado company specializing in the development of innovative closure and delivery systems for the oral and inhalation drug delivery markets. The purchase price of the acquisition was $3 million. Additional amounts are due based on license fees or royalty income and/or direct sales of the product until January 5, 1999.

          The Company's German holding company, The West Company GmbH, acquired Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry. A 51% ownership interest was acquired in May 1994 and the remainder in December 1995. The purchase price totaled DK 71 million ($12 million at exchange rates at the dates of the acquisitions).

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

          The  Company manufactures  a  variety  of custom-designed  and/or
          proprietary   plastic closures, some of which are tamper evident,
          for food and beverage processors.


                                  Principal Services
                    Contract Packaging and Contract Manufacturing
                  --------------------------------------------------

          In April 1995, the Company purchased Paco Pharmaceutical Services, Inc. ("Paco") for $52.4 million. Paco with facilities in Lakewood, New Jersey and Canovanas, Puerto Rico provides contract manufacturing and contract packaging services to pharmaceutical and personal-care consumer companies.

          Paco's contract manufacturing services capability covers liquids, creams, ointments, powders and semi-solids. These manufacturing capabilities are offered to pharmaceutical, personal health care and consumer products companies which supply the product formula and specifications and the majority of the necessary raw materials. Typical products manufactured by Paco are headache and cold medications, hair care products, lotions, oral hygiene products and deodorants. These manufactured products are packaged by Paco in bottles, pouches or tubes depending on the nature of the product and the customers' requirements.

          Paco also  manufactures  sterile ophthalmic  products  consisting primarily of contact lens solutions for major ophthalmic companies and manufactures and sells metaprotirenol, a hospital unit-dose product used for inhalation therapy.

          Paco's contract-packaging services include the design, assembly and filling of a broad variety of packages, including blister packages (a plastic bubble with a foil backing), bottles, tubes, laminated and other flexible pouches or strip packages, aluminum and plastic liquid cup containers, paperboard specialty packages and innovative tamper evident and child-resistant packages. The type of package depends on the requirements of the customer. Blister packaging or bottles typically are used for tablets and capsules while aluminum or plastic cups, pouches, bottles and tubes are used for liquids, creams, ointments and powder. The products to be inserted in the package are supplied by the customer in bulk. They are inserted in the package of choice, labeled, boxed and shipped back to the customer.

                                    Order Backlog
                                    --------------
          Product orders on hand at December 31, 1995 were approximately $108 million, compared with approximately $99 million at the end of 1994. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

          Paco's twelve-month backlog of unfilled customer orders was approximately $20 million at December 31, 1995. Backlog is defined at Paco as orders written and included in production schedules during the next 12 months. Such orders generally may be cancelled by the customer without penalty.

                                    Raw Materials
                                    --------------
          The Company uses three basic raw materials in the manufacture of its products: rubber, aluminum and plastic. Approximately 25% of the total rubber used by the Company is natural rubber, substantially all of which is imported from Sri Lanka and Malaysia. Plastic resins and aluminum are purchased as needed from several sources. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future. However, the political stability and seasonal weather conditions of countries which supply natural rubber are significant factors in the continuing supply of this commodity. Synthetic elastomers and plastics currently purchased by the Company are made from petroleum derivatives, the cost and availability of which are dependent on the supply of petroleum feedstocks. Also, the Company is dependent on sole sources of supply with respect to certain other raw material ingredients in older product formulations. In the event the supplier discontinues production, the Company may be required to stockpile these materials until new formulations are qualified with customers.

          The Company is pursuing a supply chain management strategy of aligning with vertically integrated suppliers that control their own feedstocks. This will result in reducing the number of raw materials suppliers. In some cases, the Company will purchase raw materials from a single source. This strategy is expected to assure quality, secure supply and reduce costs. However, it could result in risks to the Company's supply lines in the event of a supplier production problem. These risks will be managed by selecting suppliers with backup plans and fail-safe mechanisms as part of their operating standards.

          Paco's customers supply the bulk of raw materials as part of their contractual agreements. Items that Paco purchases for the accounts of customers include preformed plastic tubes and bottles and other packaging materials. Paco uses a variety of vendors and is not dependent on any single source of supply.


                         Laboratory, Research and Engineering
                        -------------------------------------
          Pharmaceutical   packaging  components   must   meet  the   rigid
          specifications set by the pharmaceutical industry relating to the function of the package, material compatibility, and freedom from chemical and physical contamination. Rubber formulations that involve contact with injectable pharmaceutical products are required to pass shelf-life tests extending from six months to three years. New rubber compounds must be tested to show that they do not cause precipitation in the customer's product or affect its potency, sterility, effectiveness, color or clarity. In addition, in the United States the Food and Drug Admin-istration may review and inspect certain of the Company's facilities for adequacy of methods and procedures and qualifications of technical personnel.

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

          Research, development and engineering expenditures for the creation and application of new and improved products and processes were approximately $12 million in 1995, $12 million in
          1994  and   $11.4  million  in   1993.       Approximately  140
          professional employees were engaged full time in such activity in 1995.


                                      Employees
                                      ----------

          As of December 31, 1995, the Company and its subsidiaries had 5,210 full-time equivalent employees.


                                 Patents and Licenses
                                ---------------------
          The patents owned by  the Company and its subsidiaries  have been valuable in establishing the Company's market share and in the growth of the Company's business and may continue to be of value in the future, especially in view of the Company's continuing development of its own proprietary products. Nevertheless, the Company does not consider its business or its earnings to be materially dependent upon any single patent or patent right.

                                   Major Customers
                                  -----------------
          The    Company   serves   major   pharmaceutical   and   hospital
          supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also sells to many of the leading manufacturers of personal-care products. The Company distributes its products primarily through its own sales force but also uses regional distributors in the United States and Asia/Pacific.

          Becton Dickinson and Company ("B-D") accounted for approximately 11% of the Company's consolidated net sales during the Company's last fiscal year. The principal products sold to B-D are components made of rubber, metal and plastic used in B-D's disposable syringes and blood sampling and analysis devices. B-D has manufactured a portion of its own rubber components for a number of years. The Company expects to continue as a major B-D supplier.

          Excluding B-D, the next ten largest customers accounted for approximately 29% of the Company's consolidated net sales in 1995, and no one of these customers accounted for more than 6% of 1995 consolidated net sales.

                                     Competition
                                     ------------
          The Company competes with several companies, some of which are larger than the Company, across its major pharmaceutical packaging component and medical device component product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, although there are no industry statistics available, the Company believes that it supplies a major portion of the domestic industry requirements for pharmaceutical rubber and metal packaging components, and has a significant share of the European market for these components. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming more important as healthcare markets worldwide face increasing government controls and pressure to control overall costs.

          The Company is one of the leading domestic producers of threaded plastic closures, although there are numerous competitors in the field of plastics.

          In addition, some of the Company's customers also manufacture a portion of their own plastic and rubber components.

          The contract packaging and manufacturing service industry is highly competitive. The Company believes that its contract packaging services subsidiary, Paco, competes with three significant companies, only one of which is larger than Paco. For contract manufacturing services, Paco competes with four major competitors and several smaller regional companies; several of these competitors are larger than Paco. In addition most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capacity to manufacture or package on a contract basis other manufacturers' products. However, most large pharmaceutical and personal health care companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

                   Government Regulations and Environmental Matters
                 ---------------------------------------------------
          The  Company  does not  believe that  it  will have  any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders, incorporated by reference herein.

          Paco's contract packaging and manufacturing processes and services are subject to the Good Manufacturing Practice standards applicable to the pharmaceutical industry. The Company's packaging and manufacturing services are subject to the Federal, Food, Drug and Cosmetic Act, the Comprehensive Drug Abuse Prevention and Control Act of 1970 and various rules and regulations of the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, the Bureau of Narcotics of the United States Department of Justice, the Drug Enforcement Agency and state narcotic regulatory agencies. Paco is regularly subjected to testing and inspection of its products and facilities by representatives of various Federal agencies.

          In addition, the Company comes under the regulation of various state and municipal health agencies in jurisdictions where the Company has facilities.

                                    International
                                   ---------------
          The Note "Affiliated  Companies" and the  Note "Industry  Segment
          and Operations by Geographic Area" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders are incorporated herein by reference.

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

          The Company's financial condition and results are impacted by fluctuations in exchange rate markets (See Notes "Summary of Significant Accounting Policies - "Foreign Currency" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders, incorporated herein by reference.


          Item 2.   Properties
                    -----------
          The Company maintains thirteen manufacturing plants and two mold and die production facilities in the United States, two manufacturing plants in Puerto Rico, and a total of ten manufacturing plants and one mold and die production facility in Germany, England, France, Denmark, Argentina, Brazil and Singapore.

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

          The principal facilities in the United States and Puerto Rico, are as follows:

          -  Approximately  1,036,000  square  feet of  owned  and  996,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Colorado, Nebraska, North Carolina and Puerto Rico.


          The principal international facilities are as follows:

          - Approximately 300,000 square feet of owned space and 145,000 square feet of leased space in Germany, England, Denmark and France.

          - Approximately 99,000 square feet of owned space in Argentina and Brazil.

          -  Approximately 92,000 square feet of owned space in Singapore.

            Of the aforementioned currently owned facilities, approximately 464,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


             Sales office facilities in separate locations are leased under short-term arrangements.

             The Company also holds for sale 106,100 square feet of former manufacturing facility space in the United States.

          Item 3.   Legal Proceedings.
                    -----------------
          A. Wayne, New Jersey
             ------------------
          The Company is a party to an Administrative Consent Order with the New Jersey Department of Environmental Protection (the "DEP") under which the Company is required to submit and perform a cleanup plan for property formerly owned by the Company in Wayne, New Jersey. The present owner of the property, who is currently in bankruptcy, has agreed pursuant to a litigation settlement between him and the Company to provide a Declaration of Environmental Restriction required by the DEP to complete the cleanup pursuant to the Administrative Consent Order. The settlement agreement also provides that the Company will complete the ongoing monitoring requirements of the cleanup plan and will complete the closure of a plastic waste disposal area on the property subject to the DEP's requirements for closure under a revised closure plan. The settlement agreement is pending before the Bankruptcy Court, which must approve it before it becomes effective.

          B. OCAP Litigation
             ---------------

          On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries and R. P. Scherer Corporation ("Scherer"), Paco's former parent company, (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Scherer has asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. Discovery with respect to the action has been completed and a trial date of March 21, 1996 has been set. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

          Scherer has agreed to indemnify Paco against any liabilities (including fees and expenses incurred after March 31, 1992) it may have as a result of this litigation matter.

          See the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

          Item 4.   Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------
          None.

          Item 4 (a) Executive Officers of the Registrant
                 -----------------------------------

          The executive officers of the Company at March 29, 1996 were as follows:

          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------

          George R. Bennyhoff1  52  Senior Vice  President, Human Resources
                                    and Public Affairs since March 1986.

          Wendy Dixon1          40  Group    Vice   President,    Strategic
                                    Planning since November 1995, and Group
                                    Vice  President,   The  Americas,  from
                                    March  1995 to  November  1995 for  the
                                    Company;  and  prior  to   joining  the
                                    Company  Executive  Vice President  and
                                    General  Manager  of  Biomaterials  for
                                    Osteotech, Inc., a medical  device
                                    company,  from   May   1993   to
                                    February 1995; and  prior thereto  held
                                    the following  positions with Centocor,
                                    Inc.,  a  biotechnology  pharmaceutical
                                    company:     Vice  President,  Business
                                    Development from August  1992 to  April
                                    1993,    Vice    President,    European
                                    Marketing & Sales  from October 1990 to
                                    August 1992.


          Jerry E. Dorsey1       51 Executive  Vice   President  and  Chief
                                    Operating  Officer   since  June  1994;
                                    previously Group  President from August
                                    1993  to  June 1994;  President, Health
                                    Care  Division  from May  1992  to July
                                    1993  for  the  Company; and  prior  to
                                    joining the Company President and Chief
                                    Executive Officer of Foster  Medical, a
                                    medical  supply  company, from  1990 to
                                    May 1992.


          Steven A. Ellers      45  Vice President, Global Sales since March
                                    1996, previously Vice  President,
                                    Operations from June 1994 to March 1996;
                                    and prior  thereto  Vice   President
                                    Asia/Pacific  and   Managing  Director,
                                    Singapore for the Company from May 1990
                                    to May 1994.

          1 Holds position as corporate officer elected by the Board of Directors for one year term.


          Name                  Age Business Experience During Past Five
                                    Years
          ----                  --- ---------------------------------------

          John R. Gailey III1    41 Vice  President  since  December  1995,
                                    General  Counsel  since  May  1994  and
                                    Secretary    since     December    1991
                                    previously  Corporate  Counsel for  the
                                    Company from December  1991 to May 1994
                                    and  prior to  joining the  Company, an
                                    Associate  with the law firm of Dechert
                                    Price & Rhoads.


          Stephen M. Heumann1    54 Vice  President  since  May  1994;  and
                                    Treasurer    since    December    1990;
                                    previously Assistant Treasurer from May
                                    1990  through  November  1990  for  the
                                    Company.

          Raymond J. Land1       51 Senior  Vice   President,  Finance  and
                                    Administration  for  the Company  since
                                    October  1991;  prior  to  joining  the
                                    Company General Manager - Premium Meals
                                    for Campbell Soup Company.

          William G. Little1     53 Chairman  of the  Board since  May 1995
                                    and   Director,  President   and  Chief
                                    Executive  Officer  since May  1991 for
                                    the Company;  and prior to  joining the
                                    Company,  Division President,  Kendall,
                                    Inc.,  a  medical device  company, from
                                    1990 to May 1991.


          Donald E. Morel, Jr.  38  Corporate  Vice  President,  Scientific
                                    Services  since  May  1995;  previously
                                    Vice President,  Research & Development
                                    from August 1993 to May 1995  and prior
                                    thereto     Director     Research     &
                                    Development,   Health   Care   Products
                                    Division from  May 1993 to  August 1993
                                    for  the Company; and  prior to joining
                                    the   Company   Director   Research   &
                                    Development   for    Applied   Research
                                    International,  a provider  of contract
                                    research  in  materials  science,  from
                                    1988.



          1 Holds position as corporate officer elected by the Board of Directors for one year term.

          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------
          Anna Mae Papso1        52 Vice President since March 1991 and
                                    Corporate Controller since May 1989.


          Victor E. Ziegler1     65 Executive Vice  President since January
                                    1992;  previously   Division  President
                                    from  July  1991  to  January  1992 and
                                    Group President for the Company.


          1 Holds position as corporate officer elected by the Board of Directors for one year term.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
                    --------------------------------------------------
          The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1995 and 1994 were as follows:

               First           Second          Third            Fourth
              Quarter          Quarter         Quarter          Quarter             Year
           High    Low      High     Low     High    Low      High    Low       High    Low
  1995    27 1/2  24 3/4   29      25 1/2   30 5/8   28      28      22 5/8    30 5/8  22 5/8
  1994    25 3/4  23 3/4   24 3/4  21 1/4   25 3/4   21 5/8  29 1/8  25 1/2    29 1/8  21 1/4

          As of December 31, 1995, the Company had 1,287 shareholders of record. There were also 2,200 holders of shares registered in nominee names. The Company's Common Stock paid a quarterly dividend of $.11 per share in each of the first three quarters of 1994; $.12 per share in the fourth quarter of 1994 and each of the first three quarters of 1995; and $.13 per share in the fourth quarter of 1995.


          Item 6. Selected Financial Data.
                  -----------------------
          Information  with  respect to  the  Company's  net sales,  income
          (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 1995 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Year End Financial Position" of the 1995 Annual Report to Shareholders.

          Item 7. Management's Discussion and Analysis Financial Condition and Results of Operations.
                  ---------------------------------------------------------
          The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1995 Annual Report to Shareholders.

          Subsequent Event
          ----------------
          On March 28, 1996, the Company approved a plan to restructure its global manufacturing operations. The plan provides for the closing or substantial downsizing of six manufacturing facilities and an approximate 5% reduction of its workforce. As part of the plan the Company will withdraw from its machinery systems business, which accounted for less than 1% of 1995 net sales. Implementation of the restructuring plan will begin immediately and be substantially complete by the end of the first quarter of 1997.

          The total estimated net charge related to these planned actions is $15 million, net of $6.5 million of income tax benefits. Approximately one-third of the net charge relates to reduction in personnel and covers severance pay and other benefits to be provided to terminated employees. The remaining accrued net charge relates to facility close down costs and to the reduction to net realizable value of related equipment and facilities.
          As a result of this net charge, the Company will report a net loss for the quarter ending March 31, 1996.

          These actions are intended to position the Company to better meet the demands of the rapidly changing healthcare market. Specifically the plan will create focused, more efficient factories and will enable the Company to shift production to lower-cost locations. These moves are made possible by the increasing willingness of our customers to accept the Company's products from alternate and multiple locations.

          These actions are components of an overall strategy that includes offering customers enhanced technical capabilities and product offerings to enable the Company to preserve its leadership position in its core business.

          Item 8. Financial Statements and Supplementary Data.
                  -------------------------------------------
          The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to the Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 1995 Annual Report to Shareholders.

          Subsequent Event
          ----------------
          On March 28, 1996, the Company approved a major restructuring plan which includes the closing or substantial downsizing of six manufacturing facilities, disposition of related excess equipment and properties and an approximate 5% reduction of the workforce. The total estimated charge related to these planned actions is $15 million, net of $6.5 million of income tax benefits, and will be accrued in the first quarter of 1996. Approximately one-third of the net charge relates to reduction in personnel, including manufacturing and staff positions, and covers severance pay and other benefits to be provided to terminated employees. The remaining accrued net charge relates to facility close down costs and to the reduction to estimated net realizable value of the carrying value of equipment and facilities made excess by the restructuring plan. The restructuring activities will be substantially complete by the end of the first quarter of 1997.



          Item 9.  Changes  in   and  Disagreements   With  Accountants   on
                   Accounting and Financial Disclosure.
                   --------------------------------------------------------

          None.


                                       PART III

          Item 10. Directors and Executive Officers of the Registrant.
                   ---------------------------------------------------
          Information called for by this Item is incorporated by reference to "ELECTION OF DIRECTORS" and "ELECTION OF DIRECTORS - Section 16(a) Reporting" in the Proxy Statement.


          Information about executive officers of the Company is set forth in Item 4 (a) of this report.

          Item 11. Executive Compensation.
                   -----------------------
          Information called for by this Item is incorporated by reference to "ELECTION OF DIRECTORS - Compensation of Directors; Board Compensation Committee Report on Executive Compensation; Compensation of Named Executive Officers" contained in the Proxy Statement.

          Item 12. Security  Ownership of  Certain  Beneficial  Owners  and
                   Management.
                   ---------------------------------------------------
          Information called for by this Item is incorporated by reference to "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "ELECTION OF DIRECTORS, Stock Ownership of Directors and Executive Officers" contained in the Proxy Statement.

          Item 13. Certain Relationships and Related Transactions.
                   -----------------------------------------------
          Information called for by this Item is incorporated by reference to "ELECTIONS OF DIRECTORS - Compensation of Directors" and "ELECTION OF DIRECTORS - Certain Transactions" in the Proxy Statement.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                   -------------------------------------------------------


          (a)  1.   The   following   report  and   consolidated  financial
                    statements,  included  in  the  1995  Annual Report  to
                    Shareholders,   have   been   incorporated  herein   by
                    reference:

                 Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

                 Consolidated Balance Sheets at  December 31, 1995 and
                 1994

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993


                 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

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

          (a)  3.   See Index to  Exhibits on pages F-1, F-2,  F-3 and
                    F-4 of this Report.

          (b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1995.

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







                                           THE WEST COMPANY, INCORPORATED
                                                     (Registrant)


                                           By /s/  Raymond J. Land
                                           --------------------------------
                                           Raymond J. Land
                                           Senior  Vice  President,  Finance
                                           and Administration
                                           (Principal Financial Officer)

                                            March 29, 1996
                                           --------------------------------
                                           Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                                   Title                         Date
        ---------                                    ------                       -------
               William G. Little                     Chairman, Director,        March 29, 1996
   ---------------------------------                 President,and Chief
   William G. Little                                 Executive Officer
             (Principal Executive Officer)



                Tenley E. Albright                   Director                   March 29, 1996
   -----------------------------------
   Tenley E. Albright *



                George W. Ebright                    Director                   March 29, 1996
   ------------------------------------
   George W. Ebright*



             George J. Hauptfuhrer                   Director                   March 29, 1996
   ------------------------------------
   George J. Hauptfuhrer*


                                                     Director                   March 29, 1996
   -------------------------------------
   L. Robert Johnson


                Raymond J. Land                      Senior Vice President,     March 29, 1996
   --------------------------------------            Finance and Administration
   Raymond J. Land
          (Principal Financial Officer)



                William H. Longfield
   --------------------------------------
   William H. Longfield*                             Director                   March 29, 1996






        Signature                                    Title                         Date
      ------------                                   ------                       ------
                John P. Neafsey                      Director                   March 29, 1996
   --------------------------------------
   John P. Neafsey*


                 Anna Mae Papso                      Vice President and         March 29, 1996
   --------------------------------------            Corporate Controller
   Anna Mae Papso
          (Principal Accounting Officer)



                Monroe E. Trout                      Director                   March 29, 1996
   ---------------------------------------
   Monroe E. Trout*


               William S. West                       Director, Chairman         March 29, 1996
   ----------------------------------
   William S. West*


                J. Roffe Wike, II                    Director                   March 29, 1996
   ---------------------------------------
   J. Roffe Wike, II*



                  Hans Wimmer                        Director                   March 29, 1996
   ---------------------------------------
   Hans Wimmer*


        Signature                                    Title                         Date
         ----------                                  -----                        ------
                     Geoffrey F. Worden              Director                   March 29, 1996
   ----------------------------------------
   Geoffrey F. Worden*


                Victor E. Ziegler                    Director                   March 29, 1996
   ----------------------------------------
   Victor E. Ziegler*


   *  By Raymond J. Land pursuant to a power of attorney.


                                  INDEX TO EXHIBITS

   Exhibit                                                                    Page
   Number                                                                   Number

   (3) (a)   Restated   Articles  of   Incorporation  of   the  Company,
             incorporated by  reference to Exhibit (4)  to the Company's
             Registration  Statement  on  Form  S-8   (Registration  No.
             33-37825).

   (3) (b) Bylaws of the Company, as amended and restated December 13, 1994, incorporated by reference to the Company's Annual
             Report  on Form 10-K for  the year ended  December 31, 1994
             (File No. 1-8036).

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

   (5)       None.

   (9)       None.

   (10) (a)  Amended  and Restated  Put and  Call Agreement dated  as of
             March 23, 1993 between Hans Wimmer, Wimmer Holding GbR and the Company, incorporated by reference to the Company's
             Annual  Report on Form 10-K for the year ended December 31,
             1992 (File No. 1-8036).

   (10) (b) Registration Rights Agreement dated March 23, 1993 between the Company and Hans Wimmer, incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
             December 31, 1992 (File No. 1-8036).

   (10) (c)  Lease  dated   as  of   December  31,  1992   between  Lion
             Associates, L.P. and the Company, relating to the  lease of the Company's headquarters in Lionville,  Pa., incorporated by reference to  The Company's Annual  Report on Form  10-K for the year ended December 31, 1992 (File No. 1-8036).


                                        F- 1

   Exhibit                                                                    Page
   Number                                                                   Number
   (10) (d)  First  Addendum to Lease dated  as of May  22, 1995 between
             Lion Associates, L.P. and the Company.

   (10) (e)  Long-Term  Incentive  Plan,  as  amended  March  2,   1993,
             incorporated by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1992 (File No. 1-
             8036), incorporated by  reference to  the Company's  Annual
             Report  on Form 10-K for  the year ended  December 31, 1993
             (File No. 1-8036).

   (10) (f) 1996 Annual Incentive Bonus Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-8036).

   (10) (g) Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
             8036).

   (10) (h)  Pension agreement  dated February 17,  1994 between Pharma-
             Gummi Wimmer West GmbH and Ulf Tychsen, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8036).


   (10) (i)  Form of  agreement between  the Company  and  eight of  its
             executive  officers,  incorporated  by  reference   to  the
             Company's Annual Report  on Form  10-K for  the year  ended
             December 31, 1991 (File No.1-8036).

   (10) (j)  Schedule   of   agreements    with   executive    officers,
             incorporated by reference to the Company's Quarterly Report on  Form 10-Q for the period ended September 30, 1995 (File
             No. 1-8036).

   (10) (k) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

   (10) (l)  Amendment No. 1 to Employees' Supplemental Retirement Plan.

   (10) (m) Amendment No. 2 to Supplemental Employee's Retirement Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File
             No. 1-8036).

   (10) (n) Retirement Plan for Non-Employee Directors of the Company, as amended November 5, 1991, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 (File No. 1-8036).

   (10) (o) Employment Agreement dated May 20, 1991 between the Company and William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 (File No. 1-8036).

   (10) (p)  Management Contract dated as of March 7, 1986, between Hans
             Wimmer and Pharma-Gummi Wimmer West GmbH, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
             8036).


                                        F- 2
                                                                         25

   Exhibit                                                                    Page
   Number                                                                   Number
   (10) (q)  Contract of  Employment dated April 2, 1992  between Ulf C.
             Tychsen  and  Pharma-Gummi Wimmer  West  GmbH, and  related letter  agreement of  even date  and Addendum  No. 1  dated
             September  26,  1994,  incorporated  by  reference  to  the
             Company's Annual  Report on Form  10-K for  the year  ended
             December 31, 1994 (File No. 1-8036).

   (10) (r)  Non-qualified  Deferred  Compensation  Plan for  Designated
             Executive  Officers,  incorporated  by  reference   to  the
             Company's  Quarterly Report  on  Form 10-Q  for the  period ended September 30, 1994 (File No. 1-8036).

   (10) (s)  Amendment No. 1 to Non-Qualified Deferred Compensation Plan
             for   Designated   Executive   Officers,  incorporated   by
             reference to the  Company's Annual Report on form  10-K for the years ended December 31, 1994 (File No. 1-8036).

   (10) (t)  Non-qualified  Deferred  Compensation   Plan  for   Outside
             Directors,  incorporated  by  reference  to  the  Company's
             Annual  Report on Form 10-K for the year ended December 31,
             1989 (File No. 1-8036).

   (10) (u)  Agreement and Plan of Merger dated March 24, 1995 among the
             Company, Stoudt Acquisition  Corp. and Paco  Pharmaceutical
             Services,  Inc. incorporated by  reference to the Company's
             Schedule  14 D-1, filed  with the  Commission on  March 30,
             1995.

   (10) (v)  Non-qualified Stock  Option  Agreement dated  September  8,
             1995   between   the  Company   and   William   G.  Little,
             incorporated herein by reference to the Company's Quarterly
             Report on Form 10-Q for the period ended September 30, 1995
             (File No. 1-8036).

   (10) (w)  Non-Compete Agreement  dated January  30, 1995  between the
             Company and Wendy L. Dixon.

   (10) (x)  Lease Agreement, dated August 31, 1978, between Paco Packaging,
             Inc. and Nineteenth Lakewood Corp., as amended by Amendment of Lease, dated November 30, 1978, Second Amendment of Lease, dated August 6, 1979, Third Amendment of Lease, dated July 24,
             1980 and Fourth Amendment of Lease, dated August 14, 1980, incorporated by reference to the Exhibits to Paco Pharmaceutical
             Services, Inc.'s Registration Statement on Form S-1,
             Registration No. 33-48754, filed with the Commission.

   (10) (y)  Fifth Amendment of Lease, dated May 13, 1994, to the Lease
             Agreement, dated August 31, 1978, between Paco Packaging, Inc.
             and Nineteenth Lakewood Corp., incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Annual
             Report on Form 10-K for the year ended March 31, 1994,
             Commission file number 0-20324.

   (10) (z)  Lease Agreement, dated December 9, 1977, between Paco Packaging,
             Inc. and New Oak Street Corp., as amended to Lease Agreement, dated August 31, 1978, Second Amendment of Lease, dated April 8,
             1979 and Third Amendment of Lease, dated November 16, 1983, incorporated by reference to the Exhibits to Paco Pharmacuetical
             Services, Inc.'s Registration Statement on Form S-1, Registration
             No. 33-48754, filed with the Commission.

  (10) (aa)  Lease Agreement, dated April 7, 1986, between Northlake Realty Co.
             Inc. and Paco Packaging, Inc., as amended by Amendment to Lease, dated July 1, 1986, Second Amendment of Lease, dated June 15,
             1987 between Paco Packaging and C.P. Lakewood, L.P., Agreement, dated December 29, 1987, and Lease Modification Agreement, dated
             December 13, 1989, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on
             Form S-1, Registration No. 33-48754, filed with the Commission.

  (10) (bb)  Collective Bargaining Agreement, dated November 30, 1994, by and between Paco Pharmaceutical Services, Inc. and Teamsters Local 35
             (affiliated with the International Brotherhood of Teamsters), incorporated by reference to the Exhibit to Paco Pharmaceutical
             Services, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 1994, Commission file number 0-20324.

  (10) (cc)  Indemnification Agreement, dated June 18, 1992, between Paco
             Pharmaceutical Services, Inc. and R. P. Scherer Corporation and R. P. Scherer International Corporation, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration
             No. 33-48754, filed with the Commission.

   (11)      Not Applicable

   (12)      Not Applicable

   (13)      1995 Annual Report to Shareholders.

   (16)      Not applicable.

   (18)      None.

   (21)      Subsidiaries of the Company.

   (22)      None.

                                        F- 3

   Exhibit                                                                    Page
   Number                                                                   Number
   (23)      Consent of Independent Accountants.

   (24)      Powers of Attorney.

   (27)      Financial Data Schedules.

   (28)      Not applicable.

   (99)      None.


                                        F - 4