Form 10-Q
period 1996-03-31
WEST CO INC
filed 1996-05-15
CIK 105770

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

                  For The Quarterly Period Ended   March 31, 1996
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
                                 ------    -------
                       March 31, 1996 -- 16,641,121
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1996



                                                                       Page


          Part I - Financial Information

               Item 1.  Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three Months  ended March 31,  1996 and March
                         31, 1995                                         3
                     Condensed Consolidated Balance Sheets as of March
                         31, 1996 and December 31, 1995                   4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Three Months ended March 31, 1996 and
                         March 31, 1995                                   6
                     Notes to Consolidated Financial Statements           7

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10


          Part II - Other Information

               Item 1.   Legal Proceedings                               13

               Item 6.   Exhibits and reports on Form 8-K                13

          SIGNATURES                                                     14

               Index to Exhibits                                        F-1

     Part I - Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (in thousands, except per share data)

                                                                          Unaudited
                                                                        Quarter Ended
                                                             March 31, 1996          March 31, 1995
                                                            ---------------          --------------
     Net sales                                              $ 113,900 100   %        $95,200   100  %
     Cost of goods sold                                        82,600  72             62,700    66
     --------------------------------------------------------------------------------------------------
          Gross profit                                         31,300  28             32,500    34
     Selling, general and administrative expenses              19,100  17             17,200    18
     Restructuring charge                                      21,500  19                -       -
     Other income, net                                           (100)  -                -       -
     --------------------------------------------------------------------------------------------------
          Operating profit                                     (9,200) (8)            15,300    16
     Interest expense                                           1,600   1              1,400     2
     --------------------------------------------------------------------------------------------------
          Income (loss) before income taxes                   (10,800) (9)            13,900    14
             and minority interests
     Provision for (recovery of) income taxes                  (2,400) (2)             5,100     5
     Minority interests                                            -     -               200     -
     --------------------------------------------------------------------------------------------------
          Income (loss) from consolidated operations           (8,400) (7)  %          8,600     9  %
     Equity in net income (loss) of affiliated companies          200                   (400)
     --------------------------------------------------------------------------------------------------
          Net income (loss)                                  $ (8,200)               $ 8,200
     --------------------------------------------------------------------------------------------------
     Net income (loss) per share                             $   (.49)               $   .50


     --------------------------------------------------------------------------------------------------
     Average shares outstanding                                16,631                 16,491


     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                    Unaudited         Audited
     ASSETS                                       March 31, 1996   Dec. 31, 1995
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 14,300            $  17,400
          Accounts receivable                       69,800               67,900
          Inventories                               50,400               48,300
          Other current assets                      16,900               14,800
     ---------------------------------------------------------------------------
     Total current assets                          151,400              148,400
     ---------------------------------------------------------------------------
     Net property, plant and equipment             211,500              229,300
     Investments in affiliated companies            21,200               21,600
     Intangibles and other assets                   85,600               80,800
     ---------------------------------------------------------------------------
     Total Assets                                 $469,700            $ 480,100
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  1,400            $   1,500
          Notes payable                              9,100                8,300
          Accounts payable                          22,600               22,500
          Salaries, wages, benefits                 11,300                9,700
          Income taxes payable                       4,000                3,400


          Other current liabilities                 25,400               16,400
     ---------------------------------------------------------------------------
     Total current liabilities                      73,800               61,800
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      97,900              104,500
     Deferred income taxes                          30,400               34,300
     Other long-term liabilities                    25,500               25,200
     Minority  interests                               200                  200
     Shareholders' equity                          241,900              254,100
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity  $ 469,700             $480,100
     ---------------------------------------------------------------------------

     See accompanying notes to interim financial statements.

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                      Unaudited
                                                                    Quarter Ended
                                                          March 31, 1996      March 31, 1995
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 17,500           $  16,000
          Changes in assets and liabilities                    (6,500)             (9,000)
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 11,000               7,000
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired               (8,600)             (6,900)
          Proceeds from sale of assets                            100                 100
          Payment for acquisition, net of cash acquired             -             (16,500)
     -----------------------------------------------------------------------------------------
     Net cash used in investing activities                     (8,500)            (23,300)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                    3,000              27,800
          Repayment of long-term debt                          (7,500)            (11,200)
          Notes payable, net                                    1,000               1,800
          Dividend payments                                    (2,200)             (2,000)
          Sale of common stock, net                               200                 800
     -----------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities       (5,500)             17,200
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (100)                800
     -----------------------------------------------------------------------------------------
     Net (decrease) increase in cash, including equivalents  $ (3,100)          $   1,700
     -----------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements

          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the quarter ended March 31, 1996 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1995 Annual Report on Form 10-K.


          1. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of January 1, 1996, no material impact resulted from the adoption of this accounting standard.

          2. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 1996 and the
             related unaudited Consolidated Statement of Operations and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 1995 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.


             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates
             of  full  year  results,  except  that  taxes   applicable  to
             operating results in Brazil and the restructuring charge are recorded on a basis discrete to the period; prior year adjustments, if any, are recorded as identified.


          3. Inventories at March 31, 1996 and December 31, 1995 are summarized as follows:
                                                             Audited
                  (in thousands)                  1996          1995
                                              --------       --------
                  Finished goods              $ 20,700       $ 17,600
                  Work in process               10,800         10,300
                  Raw materials and supplies    18,900         20,400
                                              --------       --------
                                              $ 50,400       $ 48,300
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)

          4. The carrying value of property, plant and equipment is determined as follows:
                                                                  Audited
                  (in thousands)                       1996          1995
                                                    --------     --------
                  Property, plant and equipment    $ 426,900    $ 440,100
                  Less accumulated depreciation      215,400      210,800
                                                    --------     --------
                  Net property, plant and equipment$ 211,500    $ 229,300
                                                    --------     --------
                                                    --------     --------
          5. Common stock issued at March 31, 1996 was 16,844,735 shares, of which 203,614 shares were held in treasury. Dividends of $.13 per common share were paid in the first quarter of 1996 and a dividend of $.13 per share payable to holders of record on April 17, 1996 was declared on March 11, 1996.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.6 million at March 31, 1996 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

          7. On March 29, 1996, the Company approved a major restructuring plan which includes the closing or substantial downsizing of six manufacturing facilities, disposition of related excess equipment and properties and an approximate 5% reduction of the workforce. The total estimated charge related to these planned actions is $15 million, net of $6.5 million of income tax benefits, and was accrued in the first quarter of 1996. Approximately one-third of the net charge relates to reduction in personnel, including manufacturing and staff positions, and covers severance pay and other benefits to be provided to terminated employees. The remaining accrued net charge relates to facility close down costs and to the reduction to estimated net realizable value of the carrying value of equipment and facilities made excess by the restructuring plan. The restructuring activities will be substantially complete by the end of the first quarter of 1997.

                                                                    Page 9
                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


          8. On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries and R. P. Scherer Corporation ("Scherer"), Paco's former parent company, (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Scherer asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the
               Purchase Agreement. This matter went to trial in late March, 1996, and on April 10, 1996, at the close of trial, the court dismissed all of the plaintiffs' claims and all of defendants' counterclaims, with each side to bear its own costs. A proposed form of judgement has been submitted to the court but has yet to be entered. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

               Scherer has agreed to indemnify Paco against any liabilities (including fees and expenses incurred after March 31, 1992) it may have as a result of this litigation matter.

          9. Subsequent event: On April 30, 1996 the Company announced that its Board of Directors approved an agreement to purchase 440,000 shares of its common stock owned by a director who retired from the Board of Directors, for an aggregate purchase price of approximately $10 million.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter Ended March 31, 1996 Versus
          -----------------------------------------------------------------
          March 31, 1995.
          ------------------------

          Net Sales
          ---------
          Net sales for the first quarter of 1996 were $113.9 million, 19.7% or $18.7 million higher compared with the same quarter in 1995. Net sales of Paco Pharmaceutical Services, Inc. (Paco) totalled $16.1 million which was acquired in the second quarter of 1995. The remaining part of the sales increase was the result of higher product sales to healthcare markets due to price increases initiated in the fourth quarter 1995 and volume and product mix changes. Only Latin America reported lower sales when compared with 1995 due to low demand as a result of government policies. Sales of the Company's Spout-Pak closure system for gable carton juice containers increased, but were more than offset by lower demand for other products sold in U.S. consumer products markets.

          Gross Profit
          ------------
          Gross profit for the quarter was 27.5% of net sales compared with 34.1% in the first quarter of 1995. Latin America's lower demand and low production levels had a significant impact on gross margins for the quarter, as did lower-margin service operations provided by Paco. Material costs and product mix also had a negative impact. Monthly trends in the core business are improving as raw material prices stabilize and pricing initiatives take hold. Future results will reflect the impacts of the restructuring plan which will create focused, more efficient factories and will enable the Company to shift certain production to lower-cost facilities. The plan calls for the closing or substantial downsizing of six manufacturing facilities. The total reduction in the workforce of approximately 5% includes both production and staff positions.

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) increased by $1.9 million for the first quarter 1996 compared with 1995. However, SG&A is lower as a percentage of sales for the comparable periods. Excluding the consolidation of Paco, the increase in SG&A is 5.4% compared with 1995, reflecting, in part, higher self-insured claims and other business taxes.

          Management's Discussion and Analysis of Financial Condition
          ---------------------------------------------------------------------
          and Results of Operations (Continued).
          --------------------------------------

          Other (Income), Expense
          -----------------------
          The restructuring charge totalled $21.5 million covering an approximate $8.4 million for severance and $13.1 million of losses on disposition of excess equipment and facilities.

          Miscellaneous income of $0.1 million includes foreign exchange gains and lower interest income versus exchange losses and higher interest income for the comparable period in 1995.

          Interest Expense, Minority Interests, and Equity in Affiliates
          --------------------------------------------------------------
          Higher average debt levels to finance acquisitions increased interest expense in 1996 by 13.5%, or $.2 million, when compared with 1995.

          Minority interests are lower reflecting the buyout in 1995 of the remaining minority ownership in Schubert Seals A/S.

          Equity in net income of affiliated companies increased by $0.6 million for the first quarter 1996 when compared to the same period in 1995. The Company's affiliate in Japan reported income for the quarter compared with a loss for the first quarter in 1995 and the Company's affiliate in Mexico reported breakeven results in 1996 versus a loss in the same period in 1995.

          Taxes
          -----
          Excluding the restructuring charge and the tax benefit on the restructuring charge the tax rate for the first quarter
          was 38.5%,  reflecting  a   higher proportion  of earnings in
          jurisdictions with higher rates. This is higher than the estimated annual effective tax rate of 37% in the first quarter of 1995.
          The effective annual tax rate for the full year 1995 was 32.8%, which reflected a change in the tax accounting method for
          Puerto Rico and the recorded benefit of tax credits which were assured realization. Excluding the impact of these adjustments,
          the  tax  rate   in  1995  would  have  been approximately 36%.

          Net Income/Loss
          ----------------
          Net loss for the first quarter 1996 was $8.2 million, or $.49 per share, compared with net income for the first quarter 1995 of $8.2 million, or $.50 per share. The total net restructuring charge in the first quarter 1996 was $15 million, or $.90 per share.

          Management's Discussion and Analysis of Financial Condition
          ---------------------------------------------------------------------
          and Results of Operations (Continued).
          --------------------------------------

          Financial Position
          ------------------
          Working capital at March 31, 1996 was $77.6 million compared with $86.6 million at December 31, 1995. Working capital decreased primarily because of the liabilities associated with the restructuring plan. The working capital ratio at March 31, 1996 was 2.05 to 1. Available cash, cash flows from operations and proceeds from new borrowings were adequate to cover capital expenditures, pay dividends and repay maturing debt.

          Total debt as a percentage of total invested capital was 30.9% at March 31, 1996, compared with 31.0% at December 31, 1995. At March 31, 1996, the Company had available unused lines of credit of $79.6 million. This available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to cover estimated cash requirements, including acquisition of 440,000 shares of the Company's common stock (see note 8), severance costs related to the restructuring plan, and capital expenditures.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  ------------------

          A. OCAP Litigation
            ---------------
          On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries and R. P. Scherer Corporation ("Scherer"), Paco's former parent company, (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Scherer asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. This matter went to trial in late March, 1996, and on April 10, 1996, at the close of trial, the court dismissed all of the plaintiffs' claims and all of defendants' counterclaims, with each side to bear its own costs. A proposed form of judgement has been submitted to the court but has yet to be entered. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

          Scherer has agreed to indemnify Paco against any liabilities (including fees and expenses incurred after March 31, 1992) it may have as a result of this litigation matter.

          See the Note 8 to Consolidated Financial Statements, which information is incorporated herein by reference.

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

          (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1996.

                                      SIGNATURES
                                      ----------







          Pursuant to  the requirements of  the Securities Exchange  Act of

          1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          May 15, 1996                  R. J. Land
          -------------                 -----------------------------------
          Date                          (Signature)

                                        R. J. Land
                                        Sr. Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)


          May 15, 1996                  A. M. Papso
          ------------                  -----------------------------------
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

          Exhibit                                                      Page
          Number                                                     Number


          (10) (d) First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                   8036).


          10) (e) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
                   8036), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-
                   8036).

          (10) (f) 1996 Annual Incentive Bonus Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8036).

          (10) (g) Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

          (10) (h) Pension agreement dated February 17, 1994 between Pharma-Gummi Wimmer West GmbH and Ulf Tychsen, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                   8036).

          (10) (i) Form of agreement between the Company and eight of its executive officers, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.1-8036).

          (10) (j) Schedule of agreements with executive officers, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

          (10) (k) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

          (10) (l) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                   8036).


                                        F - 2

          Exhibit                                                      Page
          Number                                                     Number


          (10) (m) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

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

          (10) (q) Contract of Employment dated April 2, 1992 between Ulf C. Tychsen and Pharma-Gummi Wimmer West GmbH, and related letter agreement of even date and Addendum No. 1 dated September 26, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                   8036).

          (10) (r) Non-qualified Deferred Compensation Plan for Designated Executive Officers, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994 (File No. 1-8036).

          (10) (s) Amendment No. 1 to Non-Qualified Deferred Compensation Plan for Designated Executive Officers, incorporated by reference to the Company's Annual Report on form 10-K for the years ended December 31, 1994 (File No. 1-
                   8036).

          (10) (t) Non-qualified Deferred Compensation Plan for Outside Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).




                                        F - 3

          Exhibit                                                      Page
          Number                                                     Number


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

          (10) (w) Non-Compete Agreement dated January 30, 1995 between the Company and Wendy L. Dixon, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8036).

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


          (10) (z) Lease Agreement, dated December 9, 1977, between Paco Packaging, Inc. and New Oak Street Corp., as amended to Lease Agreement, dated August 31, 1978, Second Amendment of Lease, dated April 8, 1979 and Third Amendment of Lease, dated November 16, 1983, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1 Registration No. 33-48754, filed with the Commission.


                                        F - 4

          Exhibit                                                      Page
          Number                                                     Number


          (10)(aa) Lease Agreement, dated April 7, 1986, between Northlake Realty Co. Inc. and Paco Packaging, Inc., as amended by Amendment to Lease, dated July 1, 1986, Second Amendment of Lease, dated June 15, 1987 between Paco Packaging and C. P. Lakewood, L. P., Agreement, dated December 29, 1987, and Lease Modification Agreement, dated December 13, 1989, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

          (10)(bb) Collective Bargaining Agreement, dated November 30, 1994, by and between Paco Pharmaceutical Services, Inc. and Teamster Local 35 (affiliated with the International Brotherhood of Teamsters), incorporated by reference to the Exhibit to Paco Pharmaceutical Services, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 1994, Commission file number 0-20324.

          (10)(cc) Indemnification Agreement, dated June 18, 1992, between Paco Pharmaceutical Services, Inc. and R. P. Scherer Corporation and R. P.
                   Scherer       International        Corporation,
                   incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

          (11)     Not Applicable.

          (15)     None.

          (18)     None.

          (19)     None.

          (22)     None.

          (23)     Consent of Independent Accountants.

          (24)     Powers of Attorney.

          (27)     Financial Data Schedules.

          (99)     None.
                                        F - 6
                                                         Page 20