Form 10-Q
period 1996-06-30
WEST CO INC
filed 1996-08-14
CIK 105770

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

                   For The Quarterly Period Ended   June 30, 1996
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
                                 ------    -------
                            June 30, 1996       16,235,296
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended June 30, 1996



                                                                       Page


          Part I - Financial Information

               Item 1.  Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three Months  and Six Months  ended June  30,
                         1996 and June 30, 1995                           3
                     Condensed Consolidated Balance Sheets as  of June
                         30, 1996 and December 31, 1995                   4
                     Condensed Consolidated Statements  of Cash  Flows
                         for  the Six Months  ended June  30, 1996 and
                         June 30, 1995                                    5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10


          Part II - Other Information

               Item 1.   Legal Proceedings                               14

               Item 4.   Submission of Matters to a Vote of
                         Security Holders                                14

               Item 6.   Exhibits and Reports on Form 8-K                14

          SIGNATURES                                                     16

               Index to Exhibits                                         17


                                                                      Page 3

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                               Three Months Ended               Six Months Ended
                                        June 30, 1996     June 30, 1995   June 30, 1996    June 30, 1995
                                        ----------------  ---------------  --------------  --------------
     Net sales                          $119,000 100  %   $109,000 100  %  $232,900 100 %   $204,200 100 %
     Cost of goods sold                   87,100  73        77,100  71      169,700  73      139,800  68
     ----------------------------------------------------------------------------------------------------
          Gross profit                    31,900  27        31,900 29        63,200  27       64,400  32
     Selling, general and
         administrative expenses          18,100  15        18,100 16        37,200  16       35,300  17
     Restructuring charge                      -   -             -  -        21,500   9           -    -
     Other (income) expense, net            (100)  -        (1,300)(1)         (200)  -       (1,300)  -
     ----------------------------------------------------------------------------------------------------
          Operating profit                13,900  12        15,100 14         4,700   2       30,400  15
     Interest expense                      1,800   2         2,000  2         3,400   2        3,400   2
     ----------------------------------------------------------------------------------------------------
          Income before income taxes
           and minority interests         12,100  10        13,100 12         1,300   -       27,000  13
     Provision for income taxes            4,600   4         4,700  4         2,200   1        9,800   5
     Minority interests                      100   -           300  -           100   -          500   -
     ----------------------------------------------------------------------------------------------------
          Income (loss) from consolidated
           operations                      7,400   6   %     8,100  8   %    (1,000) (1) %    16,700   8 %
                                                  ---              ---               ---             ----
     Equity in net income of
           affiliated companies              700               600              900              200
     ----------------------------------------------------------------------------------------------------
          Net income (loss)             $  8,100          $  8,700         $   (100)        $ 16,900
     ----------------------------------------------------------------------------------------------------
     Net income per share:              $    .50          $    .52         $    .00         $   1.02
     ----------------------------------------------------------------------------------------------------
     Average shares outstanding            16,398           16,531            16,514          16,511

     See accompanying notes to interim financial statements.

                                                                         Page 4

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                  Unaudited           Audited
     ASSETS                                       June 30, 1996    Dec. 31, 1995
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 15,000            $  17,400
          Accounts receivable                       72,200               67,900
          Inventories                               49,200               48,300
          Other current assets                      12,700               14,800
     --------------------------------------------------------------------------
        Total current assets                       149,100              148,400
     --------------------------------------------------------------------------
        Net property, plant and equipment          211,200              229,300
     Investments in affiliated companies            22,400               21,600
     Intangibles and other assets                   84,700               80,800
     --------------------------------------------------------------------------
        Total Assets                              $467,400            $ 480,100
     --------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  1,500            $   1,500
          Notes payable                              7,600                8,300
          Accounts payable                          23,500               22,500
          Salaries, wages, benefits                 12,700                9,700
          Restructuring                              6,000                    -
          Income taxes payable                         700                3,400
          Other current liabilities                 15,800               16,400
     --------------------------------------------------------------------------
     Total current liabilities                      67,800               61,800
     --------------------------------------------------------------------------
     Long-term debt, excluding current portion     106,900              104,500
     Deferred income taxes                          29,100               34,300
     Other long-term liabilities                    25,700               25,200
     Minority  interests                               200                  200
     Shareholders' equity                          237,700              254,100
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $467,400             $480,100
     ---------------------------------------------------------------------------
     See accompanying notes to interim financial statements.


                                                                         Page 5

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                      Unaudited
                                                                    Quarter Ended
                                                          June 30, 1996       June 30, 1995
                                                        ----------------     ----------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 33,800           $  31,600
          Changes in assets and liabilities                   (11,200)            (15,800)
     --------------------------------------------------------------------------------------------------
        Net cash provided by operating activities              22,600              15,800
     --------------------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (17,200)            (14,800)
          Proceeds from sale of assets                            100                 100
          Payment for acquisitions, net of cash acquired           -              (62,300)
          Customer advance                                       (200)             (4,700)
     --------------------------------------------------------------------------------------------------
     Net cash used in investing activities                    (17,300)            (81,700)
     --------------------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                   20,000              38,100
          Repayment of long-term debt                         (13,500)            (15,000)
          Notes payable, net                                     (600)             33,000
          Dividend payments                                    (4,300)             (3,900)
          (Purchase) sale of common stock, net                 (9,100)                900
     --------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities       (7,500)              53,100
     --------------------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (200)                 900
     --------------------------------------------------------------------------------------------------
     Net decrease in cash, including equivalents               (2,400)          $ (11,900)
     --------------------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                                                                     Page 6

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements

          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the period ended June 30, 1996 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1995 Annual Report on Form 10-K.

          1. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of January 1, 1996, no material impact resulted from the adoption of this accounting standard.

          2. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1996 and the related unaudited Consolidated Statements of Operations for the three and six months then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the six months then ended and for the comparative periods in 1995 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.


             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil and the restructuring charge are recorded on a basis discrete to the period, and prior year adjustments, if any, are recorded as identified.

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


          3. Inventories at June 30, 1996 and December 31, 1995 are summarized as follows:
                                                             Audited
                  (in thousands)                 1996          1995
                                               -------       --------
                  Finished goods             $ 21,300        $ 17,600
                  Work in process              10,200          10,300
                  Raw materials and supplies   17,700          20,400
                                              --------       --------
                                             $ 49,200        $ 48,300
                                              --------       --------
                                              --------       --------


          4. The carrying value of property, plant and equipment is determined as follows:
                                                                   Audited
                  (in thousands)                         1996         1995
                                                      --------    --------
                  Property, plant and equipment      $ 429,800   $ 440,100
                  Less accumulated depreciation        218,600     210,800
                                                       --------   --------
                  Net property, plant and equipment  $ 211,200   $ 229,300
                                                       --------   --------
                                                       --------   --------
          5. On May 9, 1996 the Company purchased in accordance with an agreement approved by the Board of Directors, 440,000 shares of its common stock owned by a director who retired from the Board of Directors. The aggregate purchase price was $10.0 million.

               Common stock issued at June 30, 1996 was 16,844,735 shares, of which 609,439 shares were held in treasury. Dividends of $.13 per common share were paid in the second quarter of 1996 and a dividend of $.13 per share payable to holders of record on July 24, 1996 was declared on April 30, 1996.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.4 million at June 30, 1996 is sufficient to cover the future costs of these

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


               remedial actions, which  will be carried  out over the  next
               two to three  years.   The Company has  not anticipated  any
               possible recovery from insurance or other sources.


          7. On March 29, 1996, the Company approved a major restructuring plan which includes the closing or substantial downsizing of six manufacturing facilities, disposition of related excess equipment and properties and an approximate 5% reduction of the workforce. The total estimated charge related to these planned actions is $15 million, net of $6.5 million of income tax benefits, and was accrued in the first quarter of 1996. Approximately one-third of the net charge relates to reduction in personnel, including manufacturing and staff positions, and covers severance pay and other benefits to be provided to terminated employees. At June 30, 1996, 30 employees have been terminated and total payout of severance and benefits was $2.4 million. The remaining accrued net charge relates to facility close down costs and to the reduction to estimated net realizable value of the carrying value of equipment and facilities made excess by the restructuring plan. The restructuring activities will be substantially complete by the end of the first quarter of 1997.


          8. On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York,
               County   of  New   York,  against   Paco Pharmaceutical
               Services, Inc. ("Paco")  certain   of  its subsidiaries  and
               R.  P. Scherer  Corporation  ("Scherer"), Paco's   former
               parent company, (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the"Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Scherer asserted a counterclaim against OCAP for breach of contract and breach of

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)

          the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. This matter went to trial in late March, 1996, and on April 10, 1996, at the close of trial, the court dismissed all of the plaintiffs' claims and all of defendants' counterclaims, with each side to bear its own costs. Plantiffs have filed a notice of appeal, and the defendants have filed a notice of cross-appeal. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for  the Quarter and Six Months  Ended June
          ----------------------------------------------------------------
          30, 1996 Versus June 30, 1995
          -----------------------------

          Net Sales
          ---------
          Net sales for the  second quarter 1996 were  $119.0 million, a
          $10 million, or  9%, increase  compared with the  same quarter in
          1995.   The largest  component of  increase in  net sales  was an
          additional month  of  Paco sales.  Paco, acquired in 1995, has been
          consolidated since  May 1995.   In  addition  sales increased  due
          to the higher volume of healthcare product sales in Europe, price increases initiated in the fourth quarter 1995 and higher Spout-Pak closure sale in the U.S. These increases were offset in part by lower demand for other products sold to U.S. consumer products manufacturers and the impact of a stronger U.S. dollar.

          Net sales for the six months were $232.9 million, a $28.7 million,
          or  14% increase  compared with  the same  period in  1995.   The
          additional four months of Paco's sales accounted for $21.9 million of the increase. The remaining increase reflects the same factors noted in the discussion on the most recent quarter comparison above.

          Gross Profit
          ------------
          The gross profit for the quarter was $31.9 million, a margin of 26.8% on net sales, 2.4 percentage points below the 29.2% margin achieved on sales in the second quarter of 1995. An operating loss at Paco, due to poor efficiencies, is the cause of the
          margin decline.   The gross margin  on healthcare product  sales,
          increased due to a combination of price and volume increases and efficiencies offset, in part, by product mix.

          Gross profit for the six months was $63.2 million, a 26.4% margin on sales compared with 31.5% for the same period in 1995. Paco's service operations are lower-margin and due to inefficiencies were well below their normal margin levels. Therefore, Paco had a significant negative impact on consolidated gross margin comparisons. For health care product sales, margins reflect a less favorable product mix, higher material costs and in South America higher labor costs, offset, in part, by price increases.

          Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------------
          and Results of Operations, Con't.
          ----------------------------------

          Trends in the core health care business are improving monthly as raw material prices have stabilized and pricing initiatives have held. Future results will reflect the impact of the restructuring plan which will create focused, more efficient factories and will enable the Company to shift certain production to lower-cost facilities. The plan calls for the closing or substantial downsizing of six manufacturing facilities and a reduction of approximately 5% of the Company's workforce.

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) expenses were flat compared with the second quarter 1995. However, SG&A expenses are lower as a percentage of sales compared with the comparable period in 1995. Favorable exchange rate impacts from the stronger U.S. dollar offset the additional month of Paco SG&A expenses. Headcount reductions related to restructuring offset inflation. For the six months, SG&A expenses increased by $1.9 million, or
          5%  compared with  1995.   Excluding Paco expenses  for  an
          additional four months, SG&A expenses increased by $0.6 million, or 2%, compared with 1995.

          Restructuring Charge
          ---------------------
          The information contained in Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference to the Interim financial statements describes the restructuring plan approved in the first quarter of 1996 and is incorporated here by reference. The restructuring charge totalled $21.5 million and covers an estimated $8.4 million for severance and $13.1 million of losses on disposition of assets.


          Other (Income) Expense, net
          ---------------------------
          Other income, net, is $1.2 million lower compared with the same quarter in 1995 due to lower interest income and lower gains on dispositions of assets.

          Compared with the first six months of 1995, other income, net declined by $1.1 million because of reductions in foreign exchange losses, interest income and gains from sales of assets.

          Interest Expense, Minority Interests, and Equity in Affiliates
          --------------------------------------------------------------
          Lower average debt levels in the second quarter 1996 led to a decline in interest expense of $0.2 million compared with 1995. For the six months interest expense was flat compared with the 1995 period.
                                                                   Page 12

          Management's Discussion and Analysis of Financial Condition
          -------------------------------------------------------------
          and Results of Operations, Con't.
          ---------------------------------

          Minority interests are lower reflecting the buyout in 1995 of the remaining minority ownership in Schubert Seals A/S.

          For the quarter and the six months, equity in net income of affiliated companies increased when compared with the same periods in 1995. The Company's affiliate in Japan reported improved operating results and exchange losses related to the Company's affiliate in Mexico were lower.


          Taxes
          -----
          The effective tax rate for 1996, excluding the restructuring charge and the related tax benefit is 38.5%, unchanged from the first quarter. This is higher than the annual effective rate of 36.5% at the end of the second quarter of 1995. The estimated effective annual tax rate at December 31, 1995 was 32.8%, which reflected a change in the tax accounting method for Puerto Rico and the recorded benefit of tax credits which were assured realization. Excluding the impact of these adjustments, the tax rate in 1995 would have been approximately 36%. The higher 1996 estimated tax rate reflects the higher proportion of earnings being generated in higher tax jurisdiction.

          Net Income
          ----------------
          Net income for the second quarter 1996 was $8.1 million, or $.50 per share, compared with net income for the second quarter 1995 of $8.7 million, or $.52 per share. The Company reported a net loss of less than $.1 million, or less than $.01 per share for the six months compared with net income of $16.9 million, or $1.02 per share, for the first six months of 1995. The total net charge to income in the first quarter 1996 for the restructuring plan was $15 million, or $.90 per share.

          Financial Position
          ------------------
          Working capital at June 30, 1996 was $81.3 million compared with $86.6 million at December 31, 1995. Working capital decreased
          primarily   because  of  the   liabilities  associated  with  the
          restructuring charge.  The working capital ratio at June 30, 1996
          was 2.2  to 1.   Available cash, cash  flows from operations  and
          proceeds from new borrowings were adequate to fund capital expenditures, pay dividends of $.26 per share, and fund purchases
          of  stock,  including  acquisition   of  440,000  shares  of  the
          Company's common stock (see note 5 to Interim Financial Statements).

          Total debt as a percentage of total invested capital was 32.8% at June 30, 1996, compared with 31.0% at December 31, 1995. At June

          Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations, Con't.
          ---------------------------------
          30, 1996, the Company had available unused lines of credit of $70.4 million. This available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to cover estimated cash requirements, including severance costs related to the restructuring plan and capital expenditures.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  ------------------
          The information contained in Note 8 to Consolidated Financial Statements, is incorporated herein by reference.


          Item 4.  Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                   (a) The Company held its annual meeting of shareholders on April 30, 1996.

                   (c) Class III directors (with a term expiring in 1999) were elected by the following vote:

                                                   For          Against
                                                   ---          -------
                        Tenley E. Albright     13,116,215       230,174
                        William S. West        13,116,993       229,396
                        J. Roffe Wike, II      13,116,807       229,581


                        George J. Hauptfuhrer, Jr., William G. Little, William H. Longfield, Monroe E. Trout, M.D., George
                        W. Ebright, L. Robert Johnson, John P. Neafsey and Geoffrey F. Worden continued their term of office after the meeting.

                        The appointment of Coopers & Lybrand as the Company's independent accountants for the year ending December 31, 1996 was approved by the following vote:

                            FOR             AGAINST        ABSTENTIONS
                            ---             -------        -----------
                         13,323,422          16,158           6,813

                        The amendment to the Non-Qualified Stock Option
                        Plan for Non-Employee Director's Option Plan to (i) authorize the issuance of additional shares and (ii) extend the term of the plan was approved by the following vote:

                            FOR              AGAINST         ABSTENTIONS
                            ---              -------         -----------
                         12,978,868          319,089           48,436

                        The amendment to the Long-Term Incentive Plan authorizing additional shares for issuance was approved by the following vote:

                            FOR               AGAINST        ABSTENTIONS
                            ---               -------        ------------
                         11,863,014          1,434,230         49,149

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

          (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1996.

                                      SIGNATURES
                                      ----------







          Pursuant to  the requirements of  the Securities Exchange  Act of

          1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          August 14, 1996               W. G. Little
          -------------                 -----------------------------------
          Date                          (Signature)

                                        W. G. Little
                                        Chairman of the Board
                                        President and Chief
                                        Executive Officer



          August 14, 1996               A. M. Papso
          ---------------               -----------------------------------
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

          (10) (a) Amendments to the Long Term Incentive Plan effective April 30, 1996.

          (10) (b) Amendments to the Non-Qualified Stock Option
                   Plan for Non-Employee Directors, effective
                   April 30, 1996.

          (10) (c) Severance and Non-Compete Agreement, dated
                   July 8, 1996, between Lawrence P. Higgins and the Company.

                                        F - 1


          Exhibit                                                      Page
          Number                                                     Number


          (11)     Not Applicable.

          (15)     None.

          (18)     None.

          (19)     None.

          (22)     None.

          (23)     None.

          (24)     None.

          (27)     Financial Data Schedules.

          (99)     Subsidiaries of the Company.