Form 10-Q
period 1996-09-30
WEST CO INC
filed 1996-11-14
CIK 105770

This report contains 17 pages
                                                     (including cover page)




                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended   September 30, 1996
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
                                 ------    -------
                        September 30, 1996 - 16,333,885
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1996



                                                                       Page


          Part I - Financial Information

               Item 1.  Financial Statements

                     Consolidated  Statements of Income  for the Three
                         Months  and Nine  Months ended  September 30,
                         1996 and September 30, 1995                      3
                     Condensed  Consolidated  Balance  Sheets   as  of
                         September 30, 1996 and December 31, 1995         4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Nine Months ended  September 30, 1996
                         and September 30, 1995                           5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10


          Part II - Other Information

               Item 1.   Legal Proceedings                               14


               Item 6.   Exhibits and Reports on Form 8-K                14

          SIGNATURES                                                     15

          Index to Exhibits                                              16

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
     (in thousands, except per share data)

                                               Three Months Ended                 Nine Months Ended
                                       Sept. 30, 1996    Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995
                                        ----------------  --------------- ---------------  --------------
     Net sales                          $111,300 100%     $101,100 100%    $344,200 100%    $305,300 100%
     Cost of goods sold                   81,700  74        76,400  76      251,400  73      216,200  71
     ----------------------------------------------------------------------------------------------------
          Gross profit                    29,600  26        24,700 24        92,800  27       89,100  29
     Selling, general and
         administrative expenses          18,100  16        16,600 16        55,300  16       51,900  17
     Restructuring charge                    -     -             -  -        21,500   6           -    -
     Other income, net                      (200)  -             -  -          (400)  -       (1,300) (1)
     ----------------------------------------------------------------------------------------------------
          Operating profit                11,700  10         8,100  8        16,400   5       38,500  13
     Interest expense                      2,000   2         2,100  2         5,400   2        5,500   2
     ----------------------------------------------------------------------------------------------------
          Income before income taxes
           and minority interests          9,700   8         6,000  6        11,000   3       33,000  11
     Provision for income taxes            3,700   3         2,500  3         5,900   2       12,300   4
     Minority interests                       -    -           200  -           100   -          700   -
     ----------------------------------------------------------------------------------------------------
          Income from consolidated
           operations                      6,000   5%        3,300  3%        5,000   1%      20,000   7%
                                                  ---              ---               ----             ----
     Equity in net income of
           affiliated companies              600               600            1,500              800
     ----------------------------------------------------------------------------------------------------
           Net income                   $  6,600          $  3,900         $  6,500         $ 20,800
     ----------------------------------------------------------------------------------------------------
     Net income per share               $    .40          $    .24         $    .40         $   1.26
     ----------------------------------------------------------------------------------------------------
     Average shares outstanding           16,275            16,586           16,434           16,536


     See accompanying notes to financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                    Unaudited         Audited
     ASSETS                                       Sept. 30, 1996   Dec. 31, 1995
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 22,100             $ 17,400
          Accounts receivable                       68,700               67,900
          Inventories                               45,100               48,300
          Other current assets                      11,800               14,800
     ---------------------------------------------------------------------------
     Total current assets                          147,700              148,400
     ---------------------------------------------------------------------------
     Net property, plant and equipment             211,200              229,300
     Investments in affiliated companies            24,400               21,600
     Intangibles and other assets                   84,700               80,800
     ---------------------------------------------------------------------------
     Total Assets                                 $468,000             $480,100
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  1,100             $  1,500
          Notes payable                             11,800                8,300
          Accounts payable                          23,300               22,500
          Salaries, wages, benefits                 13,500                9,700
          Restructuring                              5,900                   -
          Income taxes payable                       2,800                3,400
          Other current liabilities                 16,300               16,400
     ---------------------------------------------------------------------------
     Total current liabilities                      74,700               61,800
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      95,000              104,500
     Deferred income taxes                          28,900               34,300
     Other long-term liabilities                    25,300               25,200
     Minority  interests                               300                  200
     Shareholders' equity                          243,800              254,100
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $468,000             $480,100
     ---------------------------------------------------------------------------
     See accompanying notes to financial statements.

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                     Unaudited
                                                                  Nine Months Ended
                                                          Sept.30, 1996     Sept. 30, 1995
                                                        ----------------   ----------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 45,500           $  43,700
          Changes in assets and liabilities                     1,200             (10,700)
     -------------------------------------------------------------------------------------
     Net cash provided by operating activities                 46,700              33,000
     -------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (24,600)            (24,900)
          Proceeds from sale of assets                          1,200                 400
          Payment for acquisitions, net of cash acquired       (1,900)            (62,300)
          Customer advance                                       (200)             (7,000)
     -------------------------------------------------------------------------------------
     Net cash used in investing activities                    (25,500)            (93,800)
     -------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                   20,000              69,400
          Repayment of long-term debt                         (25,900)            (20,400)
          Notes payable, net                                    3,500               4,700
          Dividend payments                                    (6,400)             (5,900)
          (Purchase) sale of common stock, net                 (7,500)              2,400
     -------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities      (16,300)             50,200
     -------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (200)                700
     -------------------------------------------------------------------------------------
     Net increase (decrease) in cash, including equivalents  $  4,700           $  (9,900)
     -------------------------------------------------------------------------------------
     See accompanying notes to financial statements.

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements

          Interim  results  are based  on  the  Company's accounts  without audit. The interim consolidated financial statements for the period ended September 30, 1996 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1995 Annual Report on Form 10-K.

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

          2. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1996 and the related unaudited Consolidated Statements of Income for the three and nine months then ended and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months then ended and for the comparative periods in 1995 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil and the restructuring charge accrued in the first quarter of 1996 are recorded on a basis discrete to the period, and prior year adjustments, if any, are recorded as identified.

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


          3. Inventories at September 30, 1996 and December 31, 1995 are summarized as follows:
                                                             Audited
                  (in thousands)                 1996          1995
                                             --------       --------
                  Finished goods             $ 20,800        $ 20,400
                  Work in process               8,700          10,300
                  Raw materials and supplies   15,600          17,600
                                              --------       --------
                                             $ 45,100        $ 48,300
                                              --------       --------
                                              --------       --------

          4. The carrying value of property, plant and equipment is determined as follows:
                                                                   Audited
                  (in thousands)                         1996         1995
                                                      --------    --------
                  Property, plant and equipment      $ 434,900   $ 440,100
                  Less accumulated depreciation        223,700     210,800
                                                       --------   --------
                  Net property, plant and equipment  $ 211,200   $ 229,300
                                                       --------   --------
                                                       --------   --------
          5. On May 9, 1996 the Company purchased, in accordance with an agreement approved by a majority of non-interested member of the Board of Directors, 440,000 shares of its common stock owned by a director who retired from the Board of Directors. The aggregate purchase price was $10.0 million.

               Common stock issued at September 30, 1996 was 16,844,735 shares, of which 510,850 shares were held in treasury. Dividends of $.13 per common share were paid in the third quarter of 1996 and a dividend of $.14 per share payable to holders of record on October 23, 1996 was declared on August 6, 1996.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.2 million at September 30, 1996 is sufficient to cover the future costs of
                                                                    Page 8

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


               these remedial actions, which  will be carried out over  the
               next  two to three years.   The Company  has not anticipated
               any possible recovery from insurance or other sources.


          7. On March 29, 1996, the Company approved a major restructuring plan which includes the closing or substantial downsizing of six manufacturing facilities, disposition of related excess equipment and properties and an approximate 5% reduction of the workforce. The total estimated charge related to these planned actions is $15 million, net of $6.5 million of income tax benefits, and was accrued in the first quarter of 1996. Approximately one-third of the net charge relates to reduction in personnel, including manufacturing and staff positions, and covers severance pay and other benefits to be provided to terminated employees. At September 30, 1996, 163 employees have been terminated and total payout of severance and benefits was $4.6 million. The remaining accrued net charge relates to facility close down costs and to the reduction to estimated net realizable value of the carrying value of equipment and facilities made excess by the restructuring plan. Machinery manufacturing operations were sold effective August 30, 1996. The remaining restructuring activities will be substantially complete by the end of the first quarter of 1997.

          8. The Company uses interest rate swaps to minimize the economic exposure related to fluctuating interest rates. Amounts to be paid or received under interest rate swaps are accrued as interest expense. As of September 30, 1996, the Company has entered into three interest rate swaps, with notional value of $3 million each, to fix the interest rates, ranging from 6.51% to 6.775% for a five year period.

          9. On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State
               of  New   York,  County  of  New   York,  against  Paco
               Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries and R. P. Scherer Corporation ("Scherer"),
               Paco's  former  parent   company,  (collectively,   the
               "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants

                   The West Company, Incorporated and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Continued)


               providing  for the  purchase of  substantially all  the
               assets  of Paco.    On May  15,  1992, OCAP  served  an
               amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two
               additional   causes  of  action   that  were subsequently
               dismissed by order of the court. The Amended Complaint sought $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Scherer asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. This matter went to trial in late March, 1996, and on April 10, 1996, at the close of trial, the court dismissed all of the plaintiffs' claims and all of defendants' counterclaims, with each side to bear its own costs. Plaintiffs have filed a notice of appeal, and the defendants have filed a cross-appeal. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

               Scherer has agreed to indemnify Paco against any liabilities (including fees and expenses incurred after March 31, 1992) it may have as a result of this litigation matter.

          10. On September 3, 1996 the Company acquired an additional 10% ownership interest in DanBioSyst UK Ltd.(DBS), a company specializing in noninvasive drug delivery methods. Total consideration for the acquisition was $0.5 million in common stock and $1.4 million in cash. This purchase increases the Company's total ownership interest in DBS to 30%.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter and Nine Months Ended
          -----------------------------------------------------------------
          September 30, 1996 Versus September 30, 1995
          ------------------------------------------

          Net Sales
          ---------
          Net sales for the third quarter 1996 were $111.3 million, a $10.2 million, or 10%, increase compared with the same quarter in 1995. The sales increase reflects volume growth for healthcare products and services in Europe and other international markets and a combination of higher prices and volume increases in United States markets. Also, sales of Paco's services increased when compared with the same quarter in 1995. Sales of the Company's Spout-Pak closure system for gable carton juice containers decreased, and demand was lower for other products sold in U.S. consumer
          products  markets.   A  stronger U.S.  dollar  had the  effect of
          decreasing sales by $1.1 million.

          Net sales for the nine months were $344.2 million, a $38.9 million or 13%, increase compared with the same period in 1995. The inclusion of an additional four months of sales of Paco's services accounted for $21.9 million of the increase. Also, product sales to global healthcare markets as a result of increased demand and price increases, more than offset a stronger U.S. dollar and lower demand in consumer products markets.

          Gross Profit
          -------------
          Gross profit of $29.6 million was 20% higher when compared with the same period in 1995. The gross profit margin for the quarter was 26.5% of net sales, 2.1 percentage points above the 24.4% margin achieved in the third quarter of 1995. The Company realized increased profits on healthcare product sales, due to a combination of volume growth especially in Europe, increased pricing, and the benefits from restructuring and other cost-savings activities being implemented. Lower margin service operations provided by Paco continue to offset, in part, the improvements mentioned above.

          Gross profit for  the nine months  was $3.7 million, or 4%, higher
          when compared with  the same  period in 1995.   Volume increases,
          primarily in Europe, higher prices and benefits derived from the cost savings programs increased gross profit on healthcare sales of products manufactured for the health care industry. However, the gross profit margin for the nine months was lower, 27.0% compared with 29.2% for the same

          1996 Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------------
          and Results of Operations, Cont'd.
          ---------------------------------

          period in 1995. Paco's service operations generate a lower margin and are responsible for the consolidated margin decline.

          Selling, General and Administrative
          ------------------------------------
          Selling, general and administrative (SG&A) is up $1.5 million compared with the third quarter 1995. However, SG&A is flat as a percentage of sales with the comparable 1995 period. Accrued expenses related to incentive bonus compensation, absent in 1995, were the primary reason for the increase. This increase was offset in part by savings related to headcount reductions, lower U.S. employee fringe costs and the translation impact of the U.S. dollar.

          For  the  nine  months, SG&A  increased  by  $3.4  million, or 7%,
          compared  with the  same period  in 1995.   Accrued  expenses for
          incentive bonus compensation, and an additional four months of Paco SG&A expenses were the primary reasons for the increase, offset, in part, by savings from headcount reductions, lower U.S. employee fringe costs and the translation impact of the U.S. dollar.

          Restructuring Charge
          ------------------
          The information contained in Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference, describes the restructuring plan approved in the first quarter of 1996.
          The restructuring charge totalled $21.5 million and covers an estimated $8.4 million of severance and $13.1 million of losses on dispositions of assets.

          Other (Income) Expenses, Net
          ----------------------------
          Other income, net, increased by $0.2 million in the third quarter compared with the same period in 1995, primarily because of translation gains recorded in 1996 versus translation losses in 1995.

          Other income, net, declined by $0.9 million for the nine months compared with the same period in 1995 because of lower foreign exchange losses, interest income and gains from sales of assets.

          1996 Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------------
          and Results of Operations, Cont'd.
          ---------------------------------


          Interest Expense, Minority Interests, and Equity in Affiliates
          ---------------------------------------------------------------
          Interest expense was about equal compared with comparable periods in 1995.

          Minority interests are lower reflecting the buyout in 1995 of the remaining minority ownership in Schubert Seals A/S.

          Affiliated companies earnings were flat for the quarter. For the nine months, equity in net income increased compared with the
          same  period in  1995.   The operating results of Daikyo Seiko,
          Ltd., a Japanese Company in which the Company holds a 25% ownership interest, improved significantly and the exchange losses related to West Mexico, in which the Company owns a 49% interest, were lower.

          Taxes
          ------
          The effective tax rate for 1996, excluding the restructuring charge and the related tax benefit on the restructuring charge, is 38.5%, unchanged from the first half of 1996. This is higher than the estimated annual effective rate of 37.3% for 1995 at the end of nine months. The effective annual tax rate for the year 1995 was 32.8%, which reflected a change in the tax accounting method for Puerto Rico and the recorded benefit of tax credits which were assured realization. Excluding the impact of these adjustments, the tax rate would have been approximately 36%. The higher 1996 estimated tax rate reflects a higher proportion of earnings being generated in higher tax jurisdictions.

          Net Income
          ----------
          Net income for the third quarter 1996 was $6.6 million, or $.40 per share, compared with net income for the third quarter of 1995
          of $3.9  million, or $.24  per share.   The Company reported  net
          income of $6.5 million for the nine month period compared with net income of $20.8 million for the comparable nine months in 1995. The total charge to income in the first quarter 1996 related to the restructuring plan was $15 million, or $.90 per share.

          Financial Position
          -------------------
          Working capital at September 30, 1996 was $73.0 million compared with $86.6 million at December 31, 1995. Working capital decreased because of the liabilities associated with the restructuring plan, a decrease in inventories, mainly related to the sale of the machinery manufacturing operations, and an increase in short-term debt. The working capital ratio at September 30, 1996 was 2 to 1. Cash flows from operations were

          1996 Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------------
          and Results of Operations, Cont'd.
          ---------------------------------

          adequate to cover capital expenditures, fund an additional investment in DanBioSyst, pay dividends of $.39 per share, and meet other financing activities, including the acquisition of 440,000 shares of the Company's common stock (see note 5 to Financial Statements).


          Total debt as a percentage of total invested capital was 30.7% at September 30, 1996, compared with 31.0% at December 31, 1995. At September 30, 1996, the Company had available unused lines of credit of $77.8 million. This available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to cover estimated cash requirements, including severance costs related to the restructuring plan and capital expenditures.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  ------------------

          The information contained in Note 9 to the Consolidated Financial Statements is incorporated herein by reference.



          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

          (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

          (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1996.

                                      SIGNATURES
                                      ----------







          Pursuant to  the requirements of  the Securities Exchange  Act of

          1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)





          November 14, 1996             J. E. Dorsey
          --------------------          -----------------------------------
          Date                          (Signature)

                                        J. E. Dorsey
                                        Executive Vice President
                                        Chief Operating Officer


          November 14, 1996             A. M. Papso
          -------------------           -----------------------------------
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

          (10) (a) Amendments to  the  Long Term  Incentive  Plan,
                   effective   April 30,  1996,   incorporated
                   herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996, and effective Octofber 15, 1996.

          (10) (b) Amendments  to  the Non-Qualified  Stock Option
                   Plan  for  Non-Employee   Directors,  effective
                   April   30,   1996,   incorporated  herein   by
                   reference to the Company's Form 10Q for the quarter ended June 30, 1996.

          (10) (c) Severance  and  Non-Compete   Agreement,  dated
                   July 8, 1996, between Lawrence P. Higgins and the Company, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996.

          (11)     Not Applicable.

          (15)     None.

          (18)     None.
                                      F - 1
                                                                   Page 17

          Exhibit                                                      Page
          Number                                                     Number


          (19)     None.

          (22)     None.

          (23)     None.

          (24)     None.

          (27)     Financial Data Schedules.

          (99)     Subsidiaries of the Company.




                                F - 2