Form 10-K
period 1996-12-31
WEST CO INC
filed 1997-03-31
CIK 105770

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

                     For the fiscal year ended December 31, 1996
                                              ----------------
                            Commission File Number 1-8036
                                                  ---------
                              THE WEST COMPANY, INCORPORATED

                           --------------------------------
                (Exact name of registrant as specified in its charter)


                Pennsylvania                              23-1210010
          ------------------------------------          -------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)            Identification Number)


          101 Gordon Drive, PO Box 645, Lionville,             19341-0645
          ---------------------------------------------    ----------------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code  610-594-2900
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
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,

          and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
          III of this Form 10-K or any amendment to this Form 10-K.    X
                                                                      ----

          As of March 18, 1997, the Registrant had 16,425,183 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $445,533,089.

          Exhibit Index appears on pages F-1, F-2, F-3, and F-4.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         ------------------------------------
          Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 1996 fiscal year (the "1996 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and (2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                        PART I

          Item l.   Business
                    --------

                                     The Company
                                     -----------
          The West Company, Incorporated is engaged in one industry segment
          - products and services for packaging and delivery of healthcare and consumer products. The Company's products include pharmaceutical packaging components (stoppers, seals, caps, containers and dropper bulbs) and components for medical devices (parts for syringes and components for blood sampling and analysis devices and for intravenous administration sets) and packaging components for consumer products. The Company also provides contract packaging and contract manufacturing services for the pharmaceutical and consumer products markets in the United States and Puerto Rico.

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


               Principal Products -Pharmaceutical Packaging Components
               --------------------------------------------------------
          The Company manufactures a broad line of pharmaceutical stoppers from natural rubber and a variety of synthetic elastomers. Several hundred proprietary formulations of these substances are molded into a range of stopper sizes used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and
          other  drugs.    Most stopper formulations are specially  designed
          to be compatible with drugs so that the drugs will remain effective and unchanged during storage. The Company's rubber laboratories not
          only   develop   formulations,  but   also   conduct  preliminary
          compatibility tests on customers' new drugs, and in the United States, file formulation information with the Food and Drug Administration to assist its customers' new drug applications.

          A broad line of aluminum seals which securely hold the stoppers on glass or plastic containers is manufactured by the Company. Aluminum seals include closures with tamper-evident tabs or plastic FlipOffR buttons which must be removed before the drug can be withdrawn. The Company also makes a wide variety of seals lined with its specially formulated elastomeric discs.

          The majority of the pharmaceutical-packaging components currently manufactured by the Company are used in packaging injectable drugs, including syringe parts used by pharmaceutical manufacturers to package their drugs in pre-filled unit-dose disposable syringes.

          Products used in the packaging of non-injectable drugs include rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures. The Company also manufactures and markets a range of Counter Cap products. These devices are child resistant plastic caps that advance, or count, everytime a bottle of oral medication is opened or closed, thereby promoting compliance with medication instructions. In addition, the Company manufactures injection blow-molded plastic bottles and containers for the pharmaceutical industry and consumer products industry.

          In January 1994, the Company acquired Senetics, Inc., a Boulder Colorado company specializing in development of innovative closure and delivery systems for the oral and inhalation drug delivery markets. The purchase price of the acquisition was $3 million. Additional amounts are due based on license fees or royalty income and/or direct sales of the product until January 5, 1999.

          The Company's German holding company, The West Company GmbH, acquired Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry. A 51% ownership interest was acquired in May 1994 and
          the  remaining  49% in  December 1995.    The company's  name was
          changed in 1996  to The  West Company Danmark A/S.   The  purchase
          price totaled DK 71 million ($12 million at exchange rates at the dates of the acquisitions).

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

                                  Principal Products
              Packaging Components for the Consumer Products Industries
             ------------------------------------------------------------

          The Company manufactures a wide range of plastic threaded closures for the personal-care industry, mainly for cosmetics and toiletries. The Company offers many different standard threaded closure designs in a wide range of sizes and colors, in addition to closures designed for specific customers and specialty
          packaging.   The Company  also manufactures custom and stock
          plastic containers for personal-care products.

          The Company manufactures a variety of custom-designed and/or proprietary plastic closures, some of which are tamper evident, for food and beverage processors.

                                  Principal Services
                    Contract Packaging and Contract Manufacturing
                  --------------------------------------------------

          In April 1995, the Company purchased Paco Pharmaceutical Services, Inc. ("Paco") for $52.4 million. Paco, with facilities in Lakewood, New Jersey and Canovanas, Puerto Rico, provides contract manufacturing and contract packaging services to pharmaceutical and personal-care consumer companies.

          Paco's   contract-manufacturing   services   capabilities   cover
          liquids, creams, ointments, powders and semi-solids. These manufacturing capabilities are offered to pharmaceutical, personal health care and consumer products companies which supply the product formula and specifications and the majority of the necessary raw materials. Typical products manufactured by Paco are headache and cold medications, hair care products, lotions, oral hygiene products and deodorants. These manufactured products are packaged by Paco in bottles, pouches or tubes depending on the nature of the product and customer requirements.

          Paco also manufactures sterile ophthalmic products for major ophthalmic companies and contract manufactures metaproterenol and albuterol, products used for inhalation therapy.

          Paco's contract-packaging services include the design, assembly and filling of a broad variety of packages, including blister packages (a plastic bubble with a foil backing), bottles, tubes, laminated and other flexible pouches or strip packages, aluminum and plastic liquid cup containers, paperboard specialty packages and innovative tamper-evident and child-resistant packages. The type of package depends on the requirements of the customer. Blister packaging or bottles typically are used for tablets and capsules while aluminum or plastic cups, pouches, bottles and tubes are used for liquids, creams, ointments and powder. The products to be inserted in the package are supplied by the customer in bulk. They are inserted in the package of choice, labeled, boxed and shipped back to the customer.

                                  Principal Services
                      Development of Novel Drug Delivery Systems
              ---------------------------------------------------------

          In 1993, the Company began pursuing a strategy to develop drug-delivery systems for bio-pharmaceuticals and other drugs that are difficult to administer effectively through traditional intravenous or oral routes. Improving the therapeutic performance of these drugs in an economical fashion calls for sophisticated technical
          solutions.   To advance the  Company's efforts in  this area, the
          Company has acquired 30% of DanBioSyst UK Ltd. (DBS), with an option to acquire the remaining ownership interests within the next few years. DBS is a research company located in Nottingham,
          England, specializing  in delivery  systems for  such drugs.   In
          partnership with biopharmaceutical and other drug companies, DBS works to link its delivery system technology to improve or manage the absorption rate of hard-to-deliver drugs or to assist in delivering these drugs to a specific site in the body.

          The Company also has an internal group focused on novel drug delivery systems. The Company's efforts are currently focused on the Ocufit SR system, a cylindrical rod molded from a variety of silicone elastomer polymers and small enough to fit into the fold between the eye and the eyelid. The Ocufit can be designed to release a number of different drugs in predefined quantities over time periods ranging from two weeks to several months without physical intervention. The Ocufit SR is being jointly developed with Escalon Medical Corporation, which owns the basic technology. The Company is also developing other delivery systems based on DBS patented technology.

                                    Order Backlog
                                    --------------
          Product orders on hand at December 31, 1996 were approximately $94 million, compared with approximately $108 million at the end of 1995. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

          Paco's twelve-month backlog of unfilled customer orders was approximately $24 million at December 31, 1996 compared with $20 million at December 31, 1995. Backlog is defined at Paco as orders written and included in production schedules during the next 12 months. Such orders generally may be cancelled by the customer without penalty.

                                    Raw Materials
                                    --------------
          The  Company uses three basic raw materials in the manufacture of
          its products:  rubber; aluminum; and plastic.   Approximately 50%
          of the total rubber used by the Company is natural rubber from Sri Lanka, Cameroon, Vietnam, and Malaysia. Plastic resins and
          aluminum  are  purchased as  needed  from several  sources.   The
          Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future. However, the political stability and seasonal weather conditions of countries that
          supply  natural   rubber  may  be  significant   factors  in  the
          continuing supply of  this commodity.   Synthetic elastomers  and
          plastics  currently  purchased  by  the  Company  are  made  from
          petroleum derivatives.   A significant portion of the world supply
          of petroleum feedstocks is concentrated in specific geographic areas, and the availability and cost of these feedstocks are dependent on the political stability of these areas. Also, the Company is dependent on sole sources of supply with respect to certain other raw material ingredients in older product formulations. In the event the supplier discontinues production, the Company may be required to stockpile these materials until new formulations are qualified with customers.

          The Company is pursuing a supply chain management strategy of aligning with vertically integrated suppliers that control their own feed stocks. This will result in reducing the number of raw materials suppliers. In some cases, the Company will purchase raw materials from a single source. This strategy is expected to assure quality, secure supply and lower costs. However, it could result in risks to the Company's supply lines in the event of a supplier production problem. These risks will be managed by selecting suppliers with backup plans and fail-safe mechanisms as part of their operating standards.

          Paco's customers supply the bulk of raw materials as part of their contractual agreements. Items that Paco purchases for the accounts of customers include preformed plastic tubes and bottles and other packaging materials. Paco uses a variety of vendors and is not dependent on any single source of supply.


                         Laboratory, Research and Engineering
                        -------------------------------------
          Pharmaceutical  packaging   components   must  meet   the   rigid
          specifications set by the pharmaceutical industry relating to the function of the package, material compatibility and freedom from chemical and physical contamination. Rubber formulations that involve contact with injectable pharmaceutical products are required to pass shelf-life tests extending from six months to three years. New rubber compounds must be tested to show that they do not cause precipitation in the customer's product or affect its potency, sterility, effectiveness, color or clarity.

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

          Research,  development  and  engineering  expenditures   for  the
          creation and application of new and improved products and processes were approximately $11.2 million in 1996 and $12 million in each of the years 1995 and 1994, net of cost reimbursements by customers. Approximately 120 professional employees were engaged full time in such activity in 1996.

                                      Employees
                                      ----------
          As of December 31, 1996, the Company and its subsidiaries had 5,040 full-time equivalent employees.

                                 Patents and Licenses
                                ---------------------
          The patents owned by  the Company and its subsidiaries  have been valuable in establishing the Company's market share and in the growth of the Company's business and may continue to be of value in the future, especially in view of the Company's continuing
          development of its own proprietary products.   Nevertheless, the
          Company does not consider its current business or its earnings to be materially dependent upon any single patent or patent right.

          Although not material at this time, the Company believes its investment in DBS and its own novel drug delivery development capabilities will play an increasingly important role in the future. DBS has a growing portfolio of patented technology, which is critical to its success because future income will derive from licensing this technology to its customers.


                                   Major Customers
                                  -----------------
          The    Company   serves   major   pharmaceutical   and   hospital
          supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides contract packaging and contract manufacturing services for many of the leading manufacturers of personal-care products. The Company distributes its products primarily through its own sales force but also uses regional distributors in the United States and Asia/Pacific.

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

          Excluding B-D, the next ten largest customers accounted for approximately 25% of the Company's consolidated net sales in 1996, but no one of these customers accounted for more than 5% of 1996 consolidated net sales.

                                     Competition
                                     ------------
          The Company competes with several companies, some of which are larger than the Company, across its major pharmaceutical-packaging component and medical-device component product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, although there are no industry statistics available, the Company believes that it supplies a major portion of the domestic industry requirements for pharmaceutical rubber and metal packaging components, and has a significant share of the European market for these components. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming more important as healthcare markets worldwide face increasing government controls and pressure to control overall costs.

          The Company is one of the leading domestic producers of threaded plastic closures, although there are numerous competitors in the field of plastics.

          In addition, some of the Company's customers also manufacture a portion of their own plastic and rubber packaging components.

          The contract packaging and manufacturing service industry is highly competitive. The Company believes that its contract packaging services subsidiary, Paco, competes with three significant companies, only one of which is larger than Paco. For contract manufacturing services, Paco competes with four major competitors and several smaller regional companies; several of these competitors are larger than Paco. In addition most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capability to manufacture or package other companies' products on a contract basis. However, most large pharmaceutical and personal healthcare companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

                   Government Regulations and Environmental Matters
                 ---------------------------------------------------

          The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated by reference herein, as contained in
          Exhibit 13.

          Paco's contract packaging and manufacturing processes and services are subject to the Good Manufacturing Practice standards applicable to the pharmaceutical industry. The Company's packaging and manufacturing services are subject to the Federal, Food, Drug and Cosmetic Act, the Comprehensive Drug Abuse Prevention and Control Act of 1970 and various rules and regulations of the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, the Bureau of Narcotics of the United States Department of Justice, the Drug Enforcement Agency and state narcotic regulatory agencies. Paco is regularly subjected to testing and inspection of its products and facilities by representatives of various Federal agencies.

          In addition, the Company comes under the regulation of various state and municipal health agencies in jurisdictions where the Company has facilities.

                                    International
                                   ---------------
          The Note "Affiliated  Companies" and the  Note "Industry  Segment
          and Operations by Geographic Area" of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders are incorporated herein by reference, as contained in Exhibit 13.


          The Company believes that its international business does not involve a substantially greater business risk than its domestic business.

          The Company's financial condition and results are impacted by fluctuations in exchange rate markets (See Notes "Summary of Significant Accounting Policies - "Foreign Currency" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated herein by reference, as contained in Exhibit 13). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, incorporated herein by reference, as contained in
          Exhibit 13.

          Item 2.   Properties
                    -----------
          The Company maintains twelve manufacturing plants and two mold and die production facilities in the United States, two manufacturing plant in Puerto Rico, and a total of eight manufacturing plants and one mold and die production facility in Germany, England, France, Denmark, Brazil and Singapore.

          The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other Company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany are also used for research and development activities.

          The manufacturing facilities of the Company are well-maintained, are operating generally on a two or three-shift basis and are adequate for the Company's present needs.

          The principal facilities in the United States and Puerto Rico are as follows:

          - Approximately 839,000 square feet of owned and 996,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Nebraska, North Carolina and Puerto Rico.

          The principal international facilities are as follows:

          - Approximately 481,000 square feet of owned space and 15,000 square feet of leased space in Germany, England, Denmark and France.

          -  Approximately 69,000 square feet of owned space in Brazil.

          -  Approximately 92,000 square feet of owned space in Singapore.

            Of the aforementioned currently owned facilities, approximately 277,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference, as contained in Exhibit 13.

             Sales office facilities in separate locations are leased under short-term arrangements.

             The Company also holds for sale former manufacturing facility space in the United States - totaling 106,000 square feet; and in Germany and Argentina totaling 46,000 square feet.

          Item 3.   Legal Proceedings.
                    -----------------


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

             This matter went to trial in late March, 1996, and on April 10, 1996, at the close of trial, the court dismissed all of the plaintiff's claims and all of defendants' counterclaims, with each side to bear its own costs. Plaintiff has filed a notice of appeal, and the defendants have filed a cross-appeal.

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

          The executive officers of the Company at March 31, 1997 were as follows:

          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------
          George R. Bennyhoff1  53  Senior Vice  President, Human Resources
                                    and Public Affairs.

          Jerry E. Dorsey1      52  Executive  Vice   President  and  Chief
                                    Operating  Officer   since  June  1994;
                                    previously Group  President from August
                                    1993  to  June 1994;  President, Health
                                    Care Division  from  May 1992  to  July
                                    1993  for the  Company;  and  prior  to
                                    joining the Company President and Chief
                                    Executive Officer of Foster  Medical, a
                                    medical supply company.

          Steven A. Ellers1     46  Corporate  Vice President,  Sales since
                                    April 1996,  previously Vice President,
                                    Operations  from  June  1994  to  March
                                    1996;  Vice President  Asia/Pacific and
                                    Managing  Director,  Singapore for  the
                                    Company from May 1990 to May 1994.


          John R. Gailey III1   42  Vice  President  since  December  1995,
                                    General  Counsel  since  May  1994  and
                                    Secretary    since    December    1991;
                                    previously  Corporate  Counsel for  the
                                    Company from December 1991 to May 1994.


          Stephen M. Heumann1   55  Vice  President  since  May  1994;  and
                                    Treasurer since December 1990.

          Larry P. Higgins      57  Corporate  Vice  President,  Operations
                                    since May 1996 and prior to joining the
                                    Company   an   international   business
                                    consultant from 1994 to 1996 and Senior
                                    Vice President International Operations
                                    for Revlon, Inc., a cosmetics company,
                                    from 1992 to 1994.



          1 Holds position as corporate officer elected by the Board of Directors for one year term.




          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------
          William G. Little1    54  Chairman  of the  Board since  May 1995
                                    and   Director,  President   and  Chief
                                    Executive  Officer  since May  1991 for
                                    the Company.

          Donald E. Morel, Jr.1 39  Corporate  Vice  President,  Scientific
                                    Services  since  May  1995;  previously
                                    Vice President,  Research & Development
                                    from August 1993 to May 1995  and prior
                                    thereto     Director     Research     &
                                    Development,   Health   Care   Products
                                    Division from May  1993 to August  1993
                                    for the  Company; and prior  to joining
                                    the   Company   Director   Research   &
                                    Development   for   Applied    Research
                                    International,  a provider  of contract
                                    research in materials science.

          Anna Mae Papso1       53  Corporate  Vice  President,  Accounting
                                    Services  since April  1996; previously
                                    Vice     President     and    Corporate
                                    Controller.

          John A. Vigna1        46  Senior  Vice   President,  Finance  and
                                    Administration  since  March 1997;  and
                                    prior to joining the  Company Executive
                                    Vice  President   and  Chief  Operating
                                    Officer for  Tseng  Labs Inc., supplier
                                    of graphics accelerators and video
                                    products for personal computer systems,
                                    from 1995 to December 1996; Senior  Vice
                                    President    Operations    and    Chief
                                    Financial  Officer  for Polygram  Group
                                    Distribution, an audio-video manufacturing
                                    and marketing group, from  1993  to 1995;
                                    and Senior Vice President, U.S.  Services
                                    for Unisys Corporation, a computer company,
                                    from 1990  to 1992.














          1 Holds position as corporate officer elected by the Board of Directors for one year term.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
                    --------------------------------------------------
          The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1996 and 1995 were as follows:

             First         Second      Third        Fourth
            Quarter        Quarter    Quarter       Quarter          Year
          High   Low     High  Low   High  Low     High  Low       High  Low
 1996  24 7/8  22 1/8  30  22 1/4  29 1/4  23 1/2 29 1/4 25 7/8   30     22 1/8
 1995  27 1/2  24 3/4  29  25 1/2  30 5/8  28     28     22 5/8   30 5/8 22 5/8


          As of December 31, 1996, the Company had 1,172 shareholders of record. There were also 2,900 holders of shares registered in nominee names. The Company's Common Stock paid a quarterly dividend of $.12 per share in each of the first three quarters of 1995; $.13 per share in the fourth quarter of 1995 and each of the first three quarters of 1996; and $.14 per share in the fourth quarter of 1996.


          Item 6. Selected Financial Data.
                  -----------------------
          Information  with  respect to  the  Company's  net sales,  income
          (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 1996 Annual Report to Shareholders, as contained in Exhibit
          13. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Year End Financial Position" of the 1996 Annual Report to Shareholders, as contained in Exhibit 13.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  ---------------------------------------------------------
          The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1996 Annual Report to Shareholders, as contained in
          Exhibit 13.

          Item 8. Financial Statements and Supplementary Data.
                  -------------------------------------------
          The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to the Consolidated Financial Statements", and "Quarterly Operating and

          Per Share Data (Unaudited)" of the 1996 Annual Report to Shareholders, as contained in Exhibit 13.


          Item 9.  Changes  in   and  Disagreements   With  Accountants   on
                   Accounting and Financial Disclosure.
                   --------------------------------------------------------
          None.


                                       PART III

          Item 10. Directors and Executive Officers of the Registrant.
                   ---------------------------------------------------
          Information called for by this Item is incorporated by reference to "ELECTION OF DIRECTORS" in the Proxy Statement.


          Information about executive officers of the Company is set forth in Item 4 (a) of this report.

          Item 11. Executive Compensation.
                   -----------------------
          Information called for by this Item is incorporated by reference to "ELECTION OF DIRECTORS - BOARD OF DIRECTORS; Compensation
          of Directors;  Board Compensation   Committee   Report   on
          Executive   Compensation; Compensation of Named Executive
          Officers" contained in the Proxy Statement.

          Item 12. Security  Ownership of  Certain  Beneficial  Owners  and
                   Management.
                   ---------------------------------------------------
          Information called for by this Item is incorporated by reference to "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "ELECTION OF DIRECTORS - Stock Ownership of Directors and Executive Officers" contained in the Proxy Statement.

          Item 13. Certain Relationships and Related Transactions.
                   -----------------------------------------------
          None

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                   -------------------------------------------------------

          (a)  1.   The   following   report  and   consolidated  financial
                    statements,  included in  the  1996  Annual  Report  to
                    Shareholders,   have   been   incorporated  herein   by
                    reference, as contained in Exhibit 13:

                 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                 Consolidated  Balance Sheets at December 31, 1996 and
                 1995

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994


                 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

          (a)  3.   See  Index to Exhibits on pages  F-1, F-2, F-3 and
                    F-4 of this Report.

          (b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1996.

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







                                           THE WEST COMPANY, INCORPORATED
                                                     (Registrant)


                                           By /s/ John Vigna
                                           --------------------------------
                                           John Vigna
                                           Senior Vice President,
                                           Finance and Administration

                                           March 31, 1997
                                           --------------------------------
                                           Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                                   Title                         Date
        ---------                                    ------                       -------
               William G. Little                     Chairman, Director,        March 31, 1997
   ---------------------------------                 President,and Chief
   William G. Little*                                Executive Officer
             (Principal Executive Officer)


                Tenley E. Albright                   Director                   March 31, 1997
   -----------------------------------
   Tenley E. Albright *


                George W. Ebright                    Director                   March 31, 1997
   ------------------------------------
   George W. Ebright*


             George J. Hauptfuhrer                   Director                   March 31, 1997
   ------------------------------------
   George J. Hauptfuhrer*


             L. Robert Johnson                       Director                   March 31, 1997
   ------------------------------------
   L. Robert Johnson*


             William H. Longfield                    Director                   March 31, 1997
   --------------------------------------
   William H. Longfield*


             John P. Neafsey                         Director                   March 31, 1997
   --------------------------------------
   John P. Neafsey*



         Signature                                   Title                         Date
        ---------                                    ------                       -------

                 Anna Mae Papso                      Corporate Vice President   March 31, 1997
   --------------------------------------            Accounting Services
   Anna Mae Papso
          (Principal Accounting Officer)



                Monroe E. Trout                      Director                   March 31, 1997
   ---------------------------------------
   Monroe E. Trout*


                John A. Vigna                        Senior Vice President,     March 31, 1997
   ---------------------------------------           Finance and Administration
   John A. Vigna


                Anthony Welters                      Director                   March 31, 1997
   ---------------------------------------
   Anthony Welters*


               William S. West                       Director                   March 31, 1997
   ----------------------------------------
   William S. West*


               J. Roffe Wike, II                     Director                   March 31, 1997
   ---------------------------------------
   J. Roffe Wike, II*

               Geoffrey F. Worden                    Director                   March 31, 1997
   ----------------------------------------
   Geoffrey F. Worden*



   *  By John A. Vigna pursuant to a power of attorney.

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

   (9)       None.

   (10) (a)  Lease  dated   as  of   December  31,  1992   between  Lion
             Associates, L.P. and the Company, relating  to the lease of the Company's headquarters  in Lionville, Pa., incorporated by  reference to the  Company's Annual Report  on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

   (10) (b)  First  Addendum to Lease dated  as of May  22, 1995 between
             Lion Associates, L.P. and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8036).

   (10) (c)  Long-Term  Incentive  Plan,  as   amended  March  2,  1993,
             incorporated by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1992 (File No. 1-
             8036).

   (10) (d)  Amendments to the Long Term Incentive Plan, dated April 30,
             1996,  incorporated herein  by  reference to  the Company's
             Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).



   Exhibit                                                             Page
   Number                                                            Number


   (10) (e)  Executive Incentive Bonus Plan 1997.

   (10) (f) Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
             8036).

   (10) (g)  Amendments to the Non-Qualified  Stock Option Plan for Non-
             Employee Directors, dated April 30, 1996, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996.

   (10) (h)  Form of agreement between the Company and certain of its
             executive  officers,  incorporated  by  reference   to  the
             Company's Annual Report  on Form  10-K for  the year  ended
             December 31, 1991 (File No.1-8036).

   (10) (i)  Schedule of agreements with executive officers.

   (10) (j) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

   (10) (k) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No.
             1-8036).

   (10) (l) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File
             No. 1-8036).

   (10) (m) Retirement Plan for Non-Employee Directors of the Company, as amended November 5, 1991, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 (File No. 1-8036).

   (10) (n) Employment Agreement dated May 20, 1991 between the Company and William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 (File No. 1-8036).

   (10) (o)  Non-qualified  Deferred  Compensation  Plan for  Designated
             Executive  Officers,  incorporated  by  reference   to  the
             Company's  Quarterly Report  on  Form 10-Q  for the  period ended September 30, 1994 (File No. 1-8036).






   Exhibit                                                             Page
   Number                                                             Number

   (10) (p)  Amendment No. 1 to Non-Qualified Deferred Compensation Plan
             for   Designated   Executive   Officers,  incorporated   by
             reference to the Company's Annual  Report on Form 10-K  for the year  ended December 31, 1994 (File No. 1-8036).

   (10) (q)  Non-qualified  Deferred  Compensation   Plan  for   Outside
             Directors,  incorporated  by  reference  to  the  Company's
             Annual  Report on Form 10-K for the year ended December 31,
             1989 (File No. 1-8036).

   10) (r)   Agreement and Plan of Merger dated March 24, 1995 among the
             Company,  Stoudt Acquisition Corp.  and Paco Pharmaceutical
             Services,  Inc. incorporated by  reference to the Company's
             Schedule  14 D-1,  filed with  the Commission on  March 30,
             1995.

   (10) (s)  Non-qualified  Stock Option  Agreement  dated September  8,
             1995   between   the  Company   and   William   G.  Little,
             incorporated herein by reference to the Company's Quarterly
             Report on Form 10-Q for the period ended September 30, 1995
             (File No. 1-8036).

   (10) (t)  Lease  Agreement,  dated  August  31,  1978,  between  Paco
             Packaging, Inc. and  Nineteenth Lakewood Corp.,  as amended by  Amendment of  Lease,  dated November  30, 1978,  Second
             Amendment of  Lease, dated August 6,  1979, Third Amendment of Lease,  dated  July 24,  1980  and Fourth  Amendment  of
             Lease, dated August 14,  1980, incorporated by reference to
             the  Exhibits   to  Paco  Pharmaceutical   Services,  Inc's
             Registration Statement  on Form  S-1, Registration  No. 33-
             48754, filed with the Commission.

   (10) (u)  Fifth  Amendment of Lease, dated May 13, 1994, to the Lease
             Agreement,  dated August 31,  1978, between Paco Packaging,
             Inc.  and   Nineteenth  Lakewood  Corp.,   incorporated  by
             reference to the Exhibits to Paco Pharmaceutical  Services,
             Inc.'s  Annual Report on Form 10-K for the year ended March
             31, 1994, Commission file number 0-20324.

   (10) (v)  Lease  Agreement, dated  December  9,  1977,  between  Paco
             Packaging,  Inc. and  New Oak  Street Corp., as  amended by the Amendment to Lease Agreement, dated August 31, 1978,
             Second Amendment of Lease, dated April  8, 1979 and
             Third Amendment of  Lease, dated November  16, 1983,
             incorporated by  reference to the Exhibits  to   Paco
             Pharmaceutical    Services,   Inc.'s Registration  Statement
             on Form  S-1, Registration  No. 33- 48754, filed with the
             Commission.





                                                                     Page
   Number                                                           Number
   (10) (w)  Lease  Agreement, dated  April  7, 1986,  between Northlake
             Realty Co.  Inc. and  Paco Packaging,  Inc., as  amended by
             Amendment to Lease, dated July 1, 1986, Second Amendment of
             Lease, dated June 15, 1987 between Paco Packaging and C. P.
             Lakewood, L.  P., Agreement,  dated December 29,  1987, and
             Lease  Modification  Agreement,  dated  December  13, 1989,
             incorporated  by   reference  to   the  Exhibits   to  Paco
             Pharmaceutical Services, Inc.'s  Registration Statement  on
             Form  S-1,  Registration  No.   33-48754,  filed  with  the
             Commission.

   (10) (x)  Collective  Bargaining Agreement, dated  November 30, 1994, by  and  between  Paco  Pharmaceutical  Services, Inc.  and
             Teamster  Local  35   (affiliated  with  the  International
             Brotherhood of Teamsters), incorporated by reference to the
             Exhibit to Paco  Pharmaceutical Services, Inc.'s  Quarterly
             Report on Form 10-Q for the period ended December 31, 1994,
             Commission file number 0-20324.

   (10) (y)  Indemnification  Agreement, dated  June  18, 1992,  between
             Paco  Pharmaceutical  Services,  Inc.  and  R.  P.  Scherer
             Corporation  and R.  P. Scherer  International Corporation,
             incorporated  by   reference  to   the  Exhibits   to  Paco
             Pharmaceutical Services, Inc.'s  Registration Statement  on
             Form  S-1,  Registration  No.  33-48754,   filed  with  the
             Commission.

   (10) (z) Severance and Non-Compete Agreement, dated July 8, 1996, between Lawrence P. Higgins and the Company, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

   (11)      Not Applicable.

   (12)      Not Applicable.

   (13)      1996 Annual Report to Shareholders.

   (16)      Not applicable.

   (18)      None.

   (21)      Subsidiaries of the Company.

   (22)      None.

   (23)      Consent of Independent Accountants.

   (24)      Powers of Attorney.

   (27)      Financial Data Schedules.

   (99)      None.


                                                                                24

                                        F - 4
