Form 10-Q
period 1997-03-31
WEST CO INC
filed 1997-05-15
CIK 105770

                                              This report contains 18 pages
                                                     (including cover page)
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended   March 31, 1997
                                                  ---------------
                          Commission File Number   1-8036
                                                   ------
                            THE WEST COMPANY, INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Pennsylvania                        23-1210010
           -------------------------------------     ----------------------
          (State   or  other   jurisdiction   of        (I.R.S. Employer
          incorporation or organization)             Identification Number)


              101 Gordon Drive, PO Box 645,
                    Lionville, PA                          19341-0645
          -------------------------------------      ----------------------
             (Address of principal executive                 (Zip Code)
          offices)


          Registrant's telephone number, including area code  610-594-2900
                                                            --------------

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
                                   ---       ---
                        March 31, 1997 -- 16,438,787
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1997



                                                                       Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three Months  ended March 31,  1997 and March
                         31, 1996                                         3
                     Condensed Consolidated Balance Sheets as of March
                         31, 1997 and December 31, 1996                   4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Three Months ended March 31, 1997 and
                         March 31, 1996                                   6
                     Notes to Consolidated Financial Statements           7

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10


          Part II - Other Information

               Item 1.   Legal Proceedings                               13

               Item 6.   Exhibits and reports on Form 8-K                13

          SIGNATURES                                                     14

               Index to Exhibits                                        F-1

     Part I - Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                                                        Quarter Ended
                                                             March 31, 1997          March 31, 1996
                                                            ---------------          --------------
     Net sales                                              $ 114,700 100   %       $113,900  100   %
     Cost of goods sold                                        82,000  71             82,600   72
     --------------------------------------------------------------------------------------------------
          Gross profit                                         32,700  29             31,300   28
     Selling, general and administrative expenses              18,000  16             19,100   17
     Restructuring charge                                           -  -              21,500   19
     Other income, net                                           (300) -                (100)   -
     --------------------------------------------------------------------------------------------------
          Operating profit (loss)                              15,000  13             (9,200)  (8)
     Interest expense                                           1,400   1              1,600    1
     --------------------------------------------------------------------------------------------------
          Income (loss) before income taxes                    13,600  12            (10,800)  (9)
             and minority interests
     Provision for (recovery of) income taxes                   5,200   5             (2,400)  (2)
     --------------------------------------------------------------------------------------------------
          Income (loss) from consolidated operations            8,400   7   %         (8,400)  (7)  %
     Equity in net income of affiliated companies                  -   ---               200   ---
     --------------------------------------------------------------------------------------------------
          Net income (loss)                                  $  8,400                 (8,200)
     --------------------------------------------------------------------------------------------------
     Net income (loss) per share                             $    .51               $   (.49)
     Average shares outstanding                                16,408                 16,631

     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
     (in thousands)

     ASSETS                                       March 31, 1997   Dec. 31, 1996
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 28,900            $  27,300
          Accounts receivable                       76,800               69,300
          Inventories                               43,700               44,000
          Current deferred income tax benefits       9,900               10,200
          Other current assets                       8,000                5,900
     ---------------------------------------------------------------------------
     Total current assets                          167,300              156,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             202,300              210,300
     Investments in affiliated companies            23,000               24,100
     Goodwill                                       55,500               58,900
     Intangibles and other assets                   28,400               27,400
     ---------------------------------------------------------------------------
     Total Assets                                 $476,500            $ 477,400
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    900            $   1,000
          Notes payable                              1,400                1,900
          Accounts payable                          21,600               23,900
          Salaries, wages, benefits                 13,200               13,900
          Income taxes payable                       7,300                3,100
          Other current liabilities                 25,300               21,800
     ---------------------------------------------------------------------------
     Total current liabilities                      69,700               65,600
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      90,600               95,500
     Deferred income taxes                          38,300               39,700
     Other long-term liabilities                    24,200               24,300
     Minority  interests                               300                  300
     Shareholders' equity                          253,400              252,000
     ---------------------------------------------------------------------------



     Total Liabilities and Shareholders' Equity  $ 476,500             $477,400
     ---------------------------------------------------------------------------

     See accompanying notes to interim financial statements.

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                    Quarter Ended
                                                          March 31, 1997      March 31, 1996
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 16,800           $  17,500
          Changes in assets and liabilities                    (5,800)             (6,500)
     ------------------------------------------------------------------------------------------
     Net cash provided by operating activities                 11,000              11,000
     ------------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired               (6,300)             (8,600)
          Proceeds from sale of assets                            200                 100
          Customer advances, net of repayments                   (300)                  -
     ------------------------------------------------------------------------------------------
     Net cash used in investing activities                     (6,400)             (8,500)
     ------------------------------------------------------------------------------------------
     Cash flows from financing activities:
          New long-term debt                                      100               3,000
          Repayment of long-term debt                            (300)             (7,500)
          Notes payable, net                                     (400)              1,000
          Dividend payments                                    (2,300)             (2,200)
          Sale of common stock, net                               800                 200
     ------------------------------------------------------------------------------------------
     Net cash used in financing activities                     (2,100)             (5,500)
     ------------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (900)               (100)
     ------------------------------------------------------------------------------------------
     Net increase (decrease) in cash, including equivalents   $ 1,600             $(3,100)
     -------------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)

          The interim consolidated financial statements for the quarter ended March 31, 1997 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1996 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 1997 and the related unaudited Consolidated Statement of Operations and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 1996 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil, and prior year adjustments, if any, are recorded as identified.

          2. Inventories at March 31, 1997 and December 31, 1996 are summarized as follows:

                  (in thousands)                 1997          1996
                                              --------       --------
                  Finished goods             $ 16,800        $ 18,000
                  Work in process              10,200           8,500
                  Raw materials and supplies   16,700          17,500
                                              --------       --------
                                             $ 43,700        $ 44,000
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          3. The carrying value of property, plant and equipment at March 31, 1997 and December 31, 1996 determined as follows:

                  (in thousands)                       1997          1996
                                                    --------     --------
                  Property, plant and equipment     $424,100     $431,600
                  Less accumulated depreciation      221,800      221,300
                                                    --------     --------
                  Net property, plant and equipment $202,300     $210,300
                                                    --------     --------
                                                    --------     --------
          4. Common stock issued at March 31, 1997 was 16,438,787 shares, of which 405,948 shares were held in treasury. Dividends of $.14 per common share were paid in the first quarter of 1997 and a dividend of $.14 per share payable to holders of record on April 23, 1997 was declared on March 7, 1997.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.1 million at March 31, 1997 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

          6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for calculating and presenting earnings per share
               (EPS). SFAS 128 replaces the current presentation of "primary"
               EPS with a presentation  of "basic" EPS.   Basic EPS will be
               calculated for the Company by dividing net income by the weighted average number of common shares outstanding during the period. The Company's basic EPS will be identical to its historical presentation of EPS, which has been calculated using on the weighted average common shares outstanding, because dilution from the Company's common stock equivalents was immaterial.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

               SFAS 128 also requires presentation of diluted EPS, which considers the issuance of common stock for all dilutive potential common shares. For the Company, it assumes issuance of common shares under the Company's stock option and award plans. The Company will adopt SFAS 128 effective with its 1997 year end, as required. The pro forma diluted EPS calculated in accordance with SFAS 128 for the three months ended March 31, 1997 and March 31, 1996, is as follows (in thousands, except per share data):
                                                           1997       1996
                                                          -----      -----
               Net income                              $  8,400  $ (8,200)
               Diluted EPS                             $    .51  $   (.49)
               Weighted average shares outstanding       16,515    16,631

          7. At March 31, 1997 the cumulative number of employees terminated under the restructuring plan announced on
               March  29, 1996 was 158  and the total payout of severance
               and  benefits was  $6.0  million.   Downsizing of  certain
               operations will be substantially complete by the end of the second quarter of 1997.

          8. On February 21, 1992, R. P. Scherer ("Scherer"), the former parent company of Paco Pharmaceutical Services, Inc. ("Paco") agreed to sell Paco and its subsidiaries to OCAP Acquistition Corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good faith. OCAP sought $75 million in actual damages, $100 million in punitive damages, plus costs and expenses. Scherer brought counterclaims against OCAP of a similar nature. Following a trial March 1996, the court dismissed all of OCAP's claims and all of Scherer's counterclaims. OCAP has filed a notice of appeal, and the defendants have filed a notice of cross-appeal. The court has allowed OCAP and the defendants until July, 1997 to perfect their appeals.

               In management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition because we believe OCAP's claims are without merit and even if they were, Scherer has agreed to indemnify Paco against all liabilities (including fees and expenses incurred after March 31, 1992) in the matter.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter Ended March 31, 1997 Versus
          -----------------------------------------------------------------
          March 31, 1996.
          ------------------------

          Net Sales
          ---------
          Net sales for the first quarter of 1997 were $114.7 million, a 1% increase compared with the same quarter in 1996. Sales increased for contract services in the United States but were almost entirely offset by the effect of a stronger U.S. dollar, which had the effect of reducing reported sales by $2.7 million. Increased sales for the Company's manufactured products sold to the U.S. health care market were offset by weaker sales in international markets. Sales of $1 million in the 1996 comparable period relate to the machinery business which was sold in August 1996.

          Gross Profit
          ------------
          The gross profit margin for the first quarter 1997 was 28.5% of net sales compared with 27.5% for the same period in 1996. Margins were boosted by a favorable product mix in the first
          quarter  for  the  Company's  manufactured   products  and
          improved cost efficiencies in our manufacturing operations. The Company implemented its plan to shift certain production to lower-cost facilities, as announced in the first quarter of 1996.


          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative expenses decreased $1.1 million compared with the first quarter 1996, and are 15.7% as a percentage of sales compared with 16.8% in 1996. The translation impact of a stronger U.S. dollar and workforce reductions related to the 1996 restructuring plan are the primary reasons for the favorable variance.

          Other Income and Expense
          --------------------------
          Other income increased by $0.2 million compared with the same period in 1996 due to higher interest income. The income relates to higher average temporary cash investments.

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          Interest Expense
          --------------------------------------------------------------
          Lower rates and lower average debt levels led to a reduction in interest expense versus the first quarter 1996.

          Equity in Net Income of Affiliated Companies
          --------------------------------------------
          Daikyo Seikyo, Ltd, a Japanese company in which the Company owns a 25% equity stake, had lower results for the first quarter 1997 versus the same quarter in 1996.

          Taxes
          -----
          The effective tax rate for the first quarter 1997 was 38.5% which is equivalent to the tax rate for the first quarter 1996, excluding the restructuring charge and the tax benefit on the restructuring charge. The final 1996 effective tax rate excluding the restructuring charge and the tax benefit on the charge, was 36.6%. The increase in the estimated 1997 tax relates to the mix in geographic source of the income.

          Net Income/Loss
          ----------------
          Net income for the first quarter 1997 was $8.4 million, or $.51 per share. This compares with $.41 per share for the first quarter 1996, excluding the 1996 first quarter restructure charge of $.90 per share. The net loss reported for the 1996 first quarter was $8.2 million, or $.49 per share.

          Financial Position
          ------------------
          Cash flow from operations was more than adequate to fund capital expenditures and make dividend payments of $.14 per share, and resulted in further reduction of debt and an increase in operating cash. The working capital ratio at March 31, 1997 was
          2.4 to 1.

          Total debt as a percentage of total invested capital was 26.8% at March 31, 1997, compared with 28.1% at December 31, 1996. Operating cash totaled $28.9 million at March 31, 1997. At March 31, 1997, the Company and subsidiaries had available unused lines of credit of $76.8 million. On April 7, 1997, the Company agreed to terms amending an existing revolving credit facility, increasing the amount available for borrowing and adjusting the rate schedule for applicable margins and facility fees. The amended agreement will provide for borrowings up to $70 million and $55 million, with a term of 364 days and five years, respectively, renewable at the lenders' option.

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          Management believes available  borrowing capacity  and cash  flow
          from   operations   indicates   the  ability   to   meet  current
          requirements and fund substantial future growth.

          Part II - Other Information

            Item 1. Legal Proceedings

                  On February 21, 1992, R. P. Scherer ("Scherer"), the former parent company of Paco Pharmaceutical Services, Inc. ("Paco") agreed to sell Paco and its subsidiaries to OCAP Acquistition Corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good faith. OCAP sought $75 million in actual damages, $100 million in punitive damages, plus costs and expenses. Scherer brought counterclaims against OCAP of a similar nature. Following a trial March 1996, the court dismissed all of OCAP's claims and all of Scherer's counterclaims. OCAP has filed a notice of appeal, and the defendants have filed a notice of cross-appeal. The court has allowed OCAP and the defendants until July, 1997 to perfect their appeals.

                  In management's opinion, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition because we believe OCAP's claims are without merit and even if they were, Scherer has agreed to indemnify Paco against all liabilities (including fees and expenses incurred after March 31, 1992) in the matter.


            Item 6. Exhibits and Reports on Form 8-K
                   __________________________________

            (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

            (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1997.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)






          May 15, 1997                  /s/ John A. Vigna
          -------------                 ---------------------------------
          Date                          (Signature)

                                        John A. Vigna
                                        Senior Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer

                                                                  Page 15

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


          (10) (a) Form of agreement between the Company and certain of its executive officers, incorporated by reference to Exhibit 10 (e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991
                    (File No. 1-8036).

          (10) (b)  Schedule   of   agreements   with   executive
                    officers.


          (11)      Not Applicable.

          (15)      None.

          (18)      None.

          Exhibit                                                      Page
          Number                                                     Number



          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedules.

          (99)      None.