Form 10-Q
period 1997-06-30
WEST CO INC
filed 1997-08-14
CIK 105770

                                              This report contains 15 pages
                                                     (including cover page)
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended   June 30, 1997
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
                                   ---       ---
                        June 30, 1997 -- 16,463,120
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended June 30, 1997



                                                                       Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three and Six Months  ended June 30, 1997 and
                         June 30, 1996                                    3
                     Condensed Consolidated Balance Sheets as  of June
                         30, 1997 and December 31, 1996                   4
                     Condensed Consolidated Statements  of Cash  Flows
                         for  the Six Months  ended June  30, 1997 and
                         June 30, 1996                                    5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10


          Part II - Other Information

               Item 1.   Legal Proceedings                               13

               Item 4.   Submission of Matters to a Vote of Security
                         Holders                                         13

               Item 6.   Exhibits and Reports on Form 8-K                13

          SIGNATURES                                                     13

               Index to Exhibits                                        F-1

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                                  Quarter Ended                Six Months Ended
                                         June 30, 1997   June 30, 1996      June 30, 1997  June 30, 1996
                                        ----------------  -------------    --------------- --------------
     Net sales                          $123,100 100%    $119,000 100%     $237,800 100%   $232,900 100 %
     Cost of goods sold                   86,800  70        87,100 73       168,800  71     169,700  73
     ----------------------------------------------------------------------------------------------------
     Gross profit                         36,300  30        31,900 27        69,000  29      63,200  27
     Selling, general and
         administrative expenses          19,100  16        18,100 15        37,100  16      37,200  16
     Restructuring charge                      -   -             -  -            -    -      21,500   9
     Other (income) expense, net            (200)  -          (100) -          (500)  -        (200)  -
     ----------------------------------------------------------------------------------------------------
     Operating profit                     17,400  14        13,900 12        32,400  13       4,700   2
     Interest expense                      1,400   1         1,800  2         2,800   1       3,400   2
     ----------------------------------------------------------------------------------------------------
     Income before income taxes
           and minority interests         16,000  13        12,100 10        29,600  12       1,300   -
     Provision for income taxes            6,200   5         4,600  4        11,300   5       2,200   1
     Minority interests                       -    -           100  -           100   -         100   -
     ----------------------------------------------------------------------------------------------------
     Income (loss) from consolidated
           operations                      9,800   8%        7,400  6%       18,200   7%     (1,000) (1) %
                                                  ---              ---                ---            ----
     Equity in net income of
           affiliated companies              300               700              300             900
     ----------------------------------------------------------------------------------------------------
     Net income (loss)                  $ 10,100          $  8,100         $ 18,500        $   (100)
     ----------------------------------------------------------------------------------------------------
     Net income per share:              $    .61          $    .50         $   1.12        $   0.00
     ----------------------------------------------------------------------------------------------------
     Average shares outstanding           16,451            16,398           16,430          16,514

     See accompanying notes to interim financial statements.

                                                                    Page 4

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                  Unaudited           Audited
     ASSETS                                       June 30, 1997    Dec. 31, 1996
                                                 --------------   -------------
     Current assets:
          Cash, including equivalents             $ 41,400            $  27,300
          Accounts receivable, less allowance       70,800               69,300
          Inventories                               40,100               44,000
          Current deferred income tax benefits      10,000               10,200
          Other current assets                       5,400                5,900
     ----------------------------------------------------------------------------------------------------
     Total current assets                          167,700              156,700
     ----------------------------------------------------------------------------------------------------
     Net property, plant and equipment             201,400              210,300
     Investments in affiliated companies            22,900               24,100
     Goodwill                                       53,900               58,900
     Deferred charges and other assets              29,700               27,400
     ----------------------------------------------------------------------------------------------------
     Total Assets                                 $475,600            $ 477,400
     ----------------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    800             $  1,000
          Notes payable                              1,100                1,900
          Accounts payable                          21,600               23,900
          Salaries, wages, benefits                 12,900               13,900
          Income taxes payable                       5,700                3,100
          Other current liabilities                 22,100               21,800
     ----------------------------------------------------------------------------------------------------
     Total current liabilities                      64,200               65,600
     ----------------------------------------------------------------------------------------------------
     Long-term debt, excluding current portion      89,100               95,500
     Deferred income taxes                          37,600               39,700
     Other long-term liabilities                    24,900               24,300
     Minority  interests                               400                  300
     Shareholders' equity                          259,400              252,000
     ----------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity  $ 475,600             $477,400
     ----------------------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.
                                                                     Page 5

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                   Six Months Ended
                                                          June 30, 1997       June 30, 1996
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 33,500           $  33,800
          Changes in assets and liabilities                     1,400             (11,200)
     ---------------------------------------------------------------------------------------
     Net cash provided by operating activities                 34,900              22,600
     ---------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (14,900)            (17,200)
          Proceeds from sale of assets                            200                 100
          Customer advances, net of repayments                      -                (200)
     ---------------------------------------------------------------------------------------
     Net cash used in investing activities                    (14,700)            (17,300)
     ---------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Net borrowings under revolving credit agreements         -                7,900
          Repayment of long-term debt                          (1,100)             (1,400)
          Notes payable, net                                     (600)               (600)
          Dividend payments                                    (4,600)             (4,300)
          Sale (purchase) of common stock, net                  1,300              (9,100)
     ---------------------------------------------------------------------------------------
     Net cash used in financing activities                     (5,000)             (7,500)
     ---------------------------------------------------------------------------------------
     Effect of exchange rates on cash                          (1,100)               (200)
     ---------------------------------------------------------------------------------------
     Net increase (decrease) in cash, including equivalents  $ 14,100             $(2,400)
     ---------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                                                                     Page 6

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)

          The interim consolidated financial statements for the period ended June 30, 1997 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1996 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1997 and the related unaudited Consolidated Statement of Operations for the three and six month period then ended and for the comparative period in 1996 and the unaudited Condensed Consolidated Statement of Cash Flows for the six months then ended and the comparative period in 1996 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

          2. Inventories at June 30, 1997 and December 31, 1996 are summarized as follows:
                                                             Audited
                  (in thousands)                 1997          1996
                                              --------       --------
                  Finished goods             $ 16,000        $ 18,000
                  Work in process               8,900           8,500
                  Raw materials and supplies   15,200          17,500
                                              --------       --------
                                             $ 40,100        $ 44,000
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          3. The carrying value of property, plant and equipment at June 30, 1997 and December 31, 1996 was determined as follows:
                                                                  Audited
                  (in thousands)                       1997         1996
                                                    --------     --------
                  Property, plant and equipment     $428,300     $431,600
                  Less accumulated depreciation      226,900      221,300
                                                    --------     --------
                  Net property, plant and equipment $201,400     $210,300
                                                    --------     --------
                                                    --------     --------
          4. Common stock issued at June 30, 1997 was 16,844,735 shares, of which 381,615 shares were held in treasury. Dividends of $.14 per common share were paid in the second quarter of 1997 and a dividend of $.14 per share payable to holders of record on July 23, 1997 was declared on April 30, 1997.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.1 million at June 30, 1997 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

          6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share
               (EPS). SFAS 128 replaces the current presentation of primary EPS with a presentation of basic EPS. Basic EPS will be calculated for the Company by dividing net income by the weighted average number of common shares outstanding during the period. The Company's basic EPS will be identical to its historical presentation of EPS, which has been calculated using weighted average common shares outstanding, because dilution from the Company's common stock equivalents was immaterial.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

               SFAS 128 also requires presentation of diluted EPS, which considers the potential issuance of common stock for all dilutive instruments. For the Company, it assumes issuance of common shares under the Company's stock option and award plans. The Company will adopt SFAS 128 effective with its 1997 year end, as required. The pro forma diluted EPS calculated in accordance with SFAS 128 for the quarter and six months ended June 30, 1997 and June 30, 1996, is as follows (in thousands, except per share data):

                                        Quarter Ended     Six Months Ended
                                       1997      1996       1997      1996
                                      -----     -----      -----     -----
               Net income           $10,100   $ 8,100   $ 18,500 $   (100)
               Diluted EPS          $   .61   $   .50   $   1.12 $    .00

               The Company is currently reviewing two new standards of disclosure required to be applied in 1998 financial statement preparation. SFAS No. 130, "Reporting Comprehensive
               No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.

          7. At June 30, 1997 the cumulative number of employees terminated in accordance with the restructuring plan announced on March 29, 1996 was 206 and total payout of severance and benefits was $6.4 million. Downsizing of operations is substantially complete.

          8.   On February  21, 1992, R.P. Scherer  ("Scherer"), the former
               parent   company  of  Paco   Pharmaceutical Services, Inc.
               (Paco"),

                     The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


               agreed to sell Paco and its subsidiaries to OCAP Acquisition Corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good faith. OCAP sought $75 million in actual damages, $100 million in punitive damages, plus costs and expenses. Scherer brought counterclaims against OCAP of a similar nature. Following a trial in March 1996, the court dismissed all of OCAP's claims and all of Scherer's counterclaims. Plaintiffs and defendants have each perfected their appeals, and argument is anticipated in September, 1997.

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

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Six Months Ended June 30,
          --------------------------------------------------------------
          1997 Versus Comparable 1996 Periods.
          ------------------------------------

          Net Sales
          ---------
          Net sales for the second quarter of 1997 were $123.1 million, a 3% increase compared with sales of $119.0 million for the same quarter in 1996. Without the effect of the strong U.S. dollar and eliminating the 1996 sales of the machinery business (sold in August 1996), sales would show a 7% improvement compared with 1996's second quarter. The strong U.S. dollar had the effect of reducing sales by $2.9 million. Volumes grew within expectations in the Company's healthcare products and consumer products businesses and were sharply higher in the contract services
          business.     Increased sales of the Company's  core products in
          the U.S. were offset, in part, by lower sales in Europe and Latin America.

          Net sales for the first six months of 1997 were $237.8 million, a 2% increase compared with sales in the same six months of 1996. The strong U.S. dollar reduced sales by $5.6 million; excluding this impact and eliminating machinery sales in 1996 would result in a 6% increase in sales, compared with 1996's first half. Higher sales of healthcare and consumer products in the U.S. and significant increases in contract services sales outpaced declines in sales to international healthcare products markets.

          Gross Profit
          ------------
          The gross profit margin in the second quarter 1997 was 29.5% of net sales compared with 26.8% for the same period in 1996. Gross profit margins also improved for the six month period to 29.0% from 27.2% in 1996. The primary reasons for these improvements are improved manufacturing efficiencies, cost saving initiatives, a favorable product mix, and benefits of production shifts to lower cost facilities.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Six Months Ended June 30,
          --------------------------------------------------------------
          1997 Versus Comparable 1996 Periods (continued).
          ------------------------------------------------

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) expenses increased $1.0 million compared with the second quarter 1996, and represent 15.5% of sales compared with 15.2% in 1996. For the six month period, SG&A expenses were virtually flat versus the comparable period, but as a percentage of sales, SG&A expenses declined to 15.6% from 16.0%. Increased research and development expenditures and business development costs offset the effects of the stronger U.S. dollar in both periods.

          Other Income and Expense
          --------------------------
          Other income increased by $0.1 million for the second quarter compared with the same 1996 quarter. Interest income increased because of higher average temporary cash investments. For the six months, other income increased by $0.3 million because of the higher interest income combined with lower losses related to the sale of fixed assets.

          Interest Expense and Equity in Affiliates
          --------------------------------------------------------------
          Lower rates and lower average debt levels helped to reduce interest expense compared with the same periods in 1996.

          Higher costs at Daikyo Seiko, Ltd., a Japanese company in which the Company owns a 25% equity stake, coupled with the weaker Japanese yen caused equity in net income of affiliates to drop for the quarter and six months 1997 compared with 1996. Also, the Company is accounting for its 30% stake in DanBioSyst under the equity method beginning in 1997, and goodwill amortization has been recorded.

          Taxes
          -----
          The effective tax rate for the first half of 1997 was 38.5% which was the same as the tax rate in the first half of 1996, excluding the restructuring charge and the tax benefit on the restructuring charge. The final 1996 effective tax rate, excluding the restructuring charge and the tax benefit on the charge, was 36.6%. The mix in geographic source of income in 1997 is responsible for the increase in estimated tax rate.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Six Months Ended June 30,
          --------------------------------------------------------------
          1997 Versus Comparable 1996 Periods (continued).
          ------------------------------------------------

          Net Income
          ---------------
          Net income for the second quarter 1997 was $10.1 million, or $.61 per share, compared with net income for the second quarter 1996 of $8.1 million, or $.50 per share. Net income for the six months 1997 was $18.5 million compared with net income of $14.9 million in 1996, excluding the first quarter restructuring charge of $15.0 million, or $.90 per share.

          Financial Position
          ------------------
          Working capital at June 30, 1997 was $103.5 million compared with $91.1 million at December 31, 1996. The working capital ratio at June 30, 1997 was 2.6 to 1. Cash flow from operations was more than adequate to fund capital expenditures and dividend payments of $.28 per share. The Company continued to reduce debt and cash and cash equivalent balances have increased to $41.4 million.

          Total debt as a percentage of total invested capital was 25.9% at June 30, 1997, compared with 28.1% at December 31, 1996. On April 7, 1997, the Company agreed to terms amending an existing revolving credit facility, increasing the amount available for borrowing and adjusting the interest rate and facility fees. The amended agreement will provide for borrowings up to $70 million and $55 million with a term of 364 days and five years, respectively. At June 30, 1997, the Company had available unused lines of credit of $131.6 million.

          The available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to meet estimated cash requirements and fund future growth.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  -----------------
            On February 21, 1992, R.P Scherer ("Scherer"), the former parent company of Paco Pharmaceutical Services, Inc. ("Paco"), agreed to sell Paco and its subsidiaries to OCAP Acquisition Corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good faith. OCAP sought $75 million in actual damages, $100 million in punitive damages, plus costs and expenses. Scherer brought counterclaims against OCAP of a similar nature. Following a trial in March 1996, the court dismissed all of OCAP's claims and all of Scherer's counterclaims. Plaintiffs and defendants have each perfected their appeals, and argument is anticipated in September, 1997.

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

          Item 4. Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
            (a) The Company held its annual meeting of shareholders on April 30, 1997.

            (c) Class I directors (with a term expiring in 2000) were elected by a vote of:
                                             For                Against
                                             ---                -------
                  William H. Longfield    12,743,618            239,559
                  Monroe E. Trout         12,741,654            241,526
                  Anthony Welters         12,745,608            237,570
                  William G. Little       12,742,980            240,197

                  Tenley E. Albright, George W. Ebright, L. Robert Johnson, John P. Neafsey, J. Roffe Wike, II and Geoffrey
                  F. Worden continued their term of office after the meeting.

                  The appointment of Coopers & Lybrand as the Company's independent accountants for the year ending December 31, 1997 was approved by a vote of 12,867,374 for the appointment and 89,520 against, with 26,286 abstentions.

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------

            (a)   See Index  to  Exhibits on  pages  F-1 of this Report.

            (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1997.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)






          August 14, 1997
          -------------                 ---------------------------------
          Date                          (Signature)

                                        Anna Mae Papso
                                        Vice President and
                                        Corporate Controller
                                        (Chief Accounting Officer)

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