Form 10-Q
period 1997-09-30
WEST CO INC
filed 1997-11-14
CIK 105770

                                          This report contains 17 pages
                                                    (including cover page)

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended   September 30, 1997
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
                                  ---       ---
                      September 30, 1997 -- 16,534,349
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                     Page 2


                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1997



                                                                       Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Income for the
                         Three  and  Nine Months  ended  September 30,
                         1997 and September 30, 1996                      3
                     Condensed  Consolidated  Balance  Sheets   as  of
                         September 30, 1997 and December 31, 1996         4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Nine Months ended  September 30, 1997
                         and September 30, 1996                           5
                     Notes to Consolidated Financial Statements           6

               Item 2.  Management's Discussion  and Analysis of
                        Financial   Condition  and   Results  of
                        Operations                                       10


          Part II - Other Information

               Item 1.   Legal Proceedings                               14

               Item 6.   Exhibits and Reports on Form 8-K                14

          SIGNATURES                                                     15

               Index to Exhibits                                        F-1

     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
     (in thousands, except per share data)

                                                Three Months Ended                 Nine Months Ended
                                       Sept. 30, 1997    Sept. 30,1996  Sept. 30, 1997     Sept. 30, 1996
                                       ----------------  -------------  ---------------    --------------
     Net sales                          $105,200 100%    $111,300 100%     $343,000 100%   $344,200 100 %
     Cost of goods sold                   76,000  72       81,700  74       244,800  71     251,400  73
     ----------------------------------------------------------------------------------------------------
     Gross profit                         29,200  28       29,600  26        98,200  29      92,800  27
     Selling, general and
         administrative expenses          16,300  15       18,100  16        53,400  16      55,300  16
     Restructuring charge                      -   -            -   -            -    -      21,500   6
     Other income, net                      (900)  -         (200)  -        (1,400)  -        (400)  -
     ----------------------------------------------------------------------------------------------------
     Operating profit                     13,800  13       11,700  10        46,200  13      16,400   5
     Interest expense                      1,400   1        2,000   2         4,200   1       5,400   2
     ----------------------------------------------------------------------------------------------------
     Income before income taxes
           and minority interests         12,400  12        9,700   8        42,000  12      11,000   3
     Provision for (recovery of)
           income taxes                   (4,600) (4)       3,700   3         6,700   2       5,900   2
     Minority interests                       -    -           -    -           100   -         100   -
     ---------------------------------------------------------------------------------------------------
     Income from consolidated
           operations                     17,000  16%       6,000   5%       35,200  10%      5,000   1%
                                                  ---              ---               ---            ----
     Equity in net income of
           affiliated companies              300              600               600           1,500
     ----------------------------------------------------------------------------------------------------
     Net income                         $ 17,300         $  6,600          $ 35,800        $  6,500
     ----------------------------------------------------------------------------------------------------
     Net income per share:              $   1.05         $    .40          $   2.18        $   0.40
     ----------------------------------------------------------------------------------------------------
     Average shares outstanding           16,481           16,275            16,447          16,434

     See accompanying notes to interim financial statements.

                                                                      Page 4

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                   Unaudited          Audited
     ASSETS                                       Sept. 30, 1997   Dec. 31, 1996
                                                 ---------------  -------------
     Current assets:
          Cash, including equivalents             $ 53,100            $  27,300
          Accounts receivable, less allowance       62,400               69,300
          Inventories                               39,600               44,000
          Current deferred income tax benefits      13,500               10,200
          Other current assets                       6,000                5,900
     ---------------------------------------------------------------------------
     Total current assets                          174,600              156,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             199,900              210,300
     Investments in affiliated companies            24,000               24,100
     Goodwill                                       52,600               58,900
     Deferred charges and other assets              34,700               27,400
     ---------------------------------------------------------------------------
     Total Assets                                 $485,800            $ 477,400
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    800            $   1,000
          Notes payable                              1,600                1,900
          Accounts payable                          16,700               23,900
          Salaries, wages, benefits                 15,200               13,900
          Income taxes payable                      10,400                3,100
          Other current liabilities                 21,700               21,800
     ---------------------------------------------------------------------------
     Total current liabilities                      66,400               65,600
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      88,000               95,500
     Deferred income taxes                          31,400               39,700
     Other long-term liabilities                    24,800               24,300
     Minority  interests                               400                  300
     Shareholders' equity                          274,800              252,000
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $485,800             $477,400
     ---------------------------------------------------------------------------
     See accompanying notes to interim financial statements.
                                                                       Page 5


     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)


                                                                  Nine Months Ended
                                                          Sept. 30, 1997      Sept. 30, 1996
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 46,200           $  45,500
          Changes in assets and liabilities                    10,400               1,200
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 56,600              46,700
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (23,500)            (24,600)
          Proceeds from sale of assets                            200               1,200
          Payments for acquisitions, net of cash acquired           -              (1,900)
          Customer advances, net of repayments                      -                (200)
     -----------------------------------------------------------------------------------------
     Net cash used in investing activities                    (23,300)            (25,500)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Net repayments under revolving credit agreements          -              (3,700)
          Repayment of long-term debt                          (1,100)             (2,200)
          Notes payable, net                                     (100)              3,500
          Dividend payments                                    (6,900)             (6,400)
          Sale (purchase) of common stock, net                  2,400              (7,500)
     -----------------------------------------------------------------------------------------
     Net cash used in financing activities                     (5,700)            (16,300)
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                          (1,800)               (200)
     -----------------------------------------------------------------------------------------
     Net increase in cash, including equivalents             $ 25,800           $   4,700
     -----------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.
                                                              Page 6


                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)

          The interim consolidated financial statements for the period ended September 30, 1997 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1996 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1997 and the related unaudited Consolidated Statements of Income for the three and nine month periods then ended and for the comparative periods in 1996 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months then ended and the comparative period in 1996 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on current estimates of full year results, except that taxes applicable to operating results in Brazil, the 1997 German Tax
             Reorganization, and the 1996 restructuring charge are recorded on a basis discrete to the period, and prior year adjustments, if any, are recorded as identified.

          2. Inventories at September 30, 1997 and December 31, 1996 are summarized as follows:
                                                             Audited
                  (in thousands)                  1997          1996
                                              --------       --------
                  Finished goods             $ 16,400        $ 18,000
                  Work in process               8,400           8,500
                  Raw materials and supplies   14,800          17,500
                                              --------       --------
                                             $ 39,600        $ 44,000
                                              --------       --------
                                              --------       --------

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          3.   The  carrying  value of  property,  plant  and equipment  at
               September 30,  1997 and December 31, 1996  was determined as follows:
                                                                  Audited
                  (in thousands)                       1997         1996
                                                    --------     --------
                  Property, plant and equipment     $431,600     $431,600
                  Less accumulated depreciation      231,700      221,300
                                                    --------     --------
                  Net property, plant and equipment $199,900     $210,300
                                                    --------     --------
                                                    --------     --------
          4. Common stock issued at September 30, 1997 was 16,844,735 shares, of which 310,386 shares were held in treasury. Dividends of $.14 per common share were paid in the third quarter of 1997 and a dividend of $.15 per share payable to holders of record on October 22, 1997 was declared on August 5, 1997.

          5. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.0 million at September 30, 1997 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to three years. The Company has not anticipated any possible recovery from insurance or other sources.

          6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share
               (EPS). SFAS 128 replaces the current presentation of primary EPS with a presentation of basic EPS. Basic EPS will be calculated for the Company by dividing net income by the weighted average number of common shares outstanding during the period. The Company's basic EPS will be identical to its historical presentation of EPS, which has been calculated using weighted average common shares outstanding, because dilution from the Company's common stock equivalents was immaterial.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

               SFAS No. 128 also requires presentation of diluted EPS, which considers the potential issuance of common stock for all dilutive instruments. For the Company, it assumes issuance of common shares under the Company's stock option and award plans. The Company will adopt SFAS No. 128 effective with its
               1997  year  end, as  required.   The  pro forma  diluted EPS
               calculated in accordance with SFAS No.128 for the quarter and nine months ended September 30, 1997 and September 30, 1996, is as follows (in thousands, except per share data):

                                   Three Months Ended    Nine Months Ended
                                       1997      1996       1997      1996
                                      -----     -----      -----     -----
               Net income           $17,300   $ 6,600    $35,800  $ 6,500
               Diluted EPS          $  1.05   $   .40    $  2.17  $   .40

               The Company is currently reviewing two new standards of disclosure required to be applied in 1998 financial statement preparation. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131, "Disclosure about
               Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.


          7. At September 30, 1997 the cumulative number of employees terminated in accordance with the restructuring plan announced on March 29, 1996 was 207 and total payout of severance and benefits was $6.6 million. Downsizing of operations is substantially complete.

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

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

               OCAP's   claims  and   all   of   Scherer's   counterclaims.
               Both plaintiffs and defendants appealed. On October 16,1997 defendants won their appeal. The plaintiffs has until November 24, 1997 to file a motion for permission to appeal to the New York Court of Appeals.

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

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Nine Months Ended
          ---------------------------------------------------------
          September 30, 1997 Versus Comparable 1996 Periods.
          --------------------------------------------------

          Net Sales
          ---------
          Net sales for the third quarter of 1997 were $105.2 million, 5% compared with net sales of $111.3 million for the same quarter in 1996. Measured at constant exchange rates and excluding 1996 machinery sales, (the machinery business was sold in August 1996), the decrease in sales is 1%. The U.S. dollar continued to strengthen during the third quarter and had the effect of reducing sales comparison by $3.9 million. Higher sales for the Company's contract services business and core products in the U.S. were more than offset by lower sales in international markets due primarily to a change in product mix.

          Net sales for the first nine months of 1997 fell slightly compared with the same nine months of 1996. However, measured at constant exchange rates and excluding 1996 machinery sales, sales actually increased 3%. Significant increases in contract service sales and higher product sales in the U.S. were offset, in part, by lower international sales primarily reflecting an unfavorable product mix.

          Gross Profit
          ------------
          The gross profit margin for the third quarter rose to 27.7% of net
          sales compared with  26.5% for the  same quarter in 1996.   Gross
          profit margins also improved for the nine month period to 28.6% from 27.0% in the like period of 1996. Margin improvement mainly reflects improved operating performance and efficiencies resulting from cost savings programs and from production shifts to lower-cost facilities. Higher margin business for contract services also contributed to the year-to-year improvement.

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) expenses are down $1.8 million compared with the third quarter 1996, and were 15.4% as a percentage of sales compared with 16.3% in 1996. The decrease in SG&A expenses primarily reflects lower pension costs due to
          higher   income  on  pension   assets  and  the   impact  of  the
          strengthening U.S.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------
          Results of Operations for the Three and Nine Months Ended
          ---------------------------------------------------------
          September 30, 1997 Versus Comparable 1996 Periods (continued).
          --------------------------------------------------------------

          dollar which reduced the reported U.S. dollar amounts for expenses of international subsidiaries.

          For the nine months ended September 30, 1997 SG&A expenses decreased as a percentage of sales to 15.5% from 16.1%. The decline mainly reflects higher pension investment income, the currency impact of the stronger U.S. dollar and 1996 restructuirng headcount reductions, which were offset in part by increased spending for research and development.

          Other Income and Expense
          --------------------------
          Other  income increased for the third quarter and the nine months
          period by  $0.7 million and  $1.0 million, respectively.   Income
          increased compared to  both prior  year periods  because of
          higher  interest  income  on   higher  average   temporary  cash
          investments and the absence of losses related to the sale of fixed assets in 1996.

          Interest Expense and Equity in Affiliates
          --------------------------------------------------------------
          Lower rates and lower average debt levels helped to reduce interest expense compared wtih the prior year periods.

          Lower operating results for Daikyo Seiko, Ltd., a Japanese company in which the Company owns a 25% equity stake, caused equity in net income of affiliates to decline for the quarter and nine months 1997, compared with 1996. Also, the Company is now required to account for its 30% stake in DanBioSyst U.K. Ltd., a drug delivery research and development firm, under the equity
          method  in 1997.   As a result,  $0.1 million of amortization
          expense is recognized each quarter for the goodwill applicable to in this investment.

          Taxes
          -----
          The tax provision for 1997 was significantly affected by two events: 1) a legal reorganization of a subsidiary located in Germany which resulted in a significant increase in tax basis for the assets of this entity and 2) repatriation of cash dividends from certain international subsidiaries. The net impact of these events was a tax benefit of $9.4 million recorded in the third quarter.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Nine Months Ended
          ---------------------------------------------------------
          September 30, 1997 Versus Comparable 1996 Periods (continued).
          --------------------------------------------------------------
          Excluding the restructuring charge and related tax benefit in 1996 and the benefit of the German tax reorganization and dividends noted above in 1997, the effective tax rate for 1997 of 38.5% is the same as the tax rate for the first nine months of 1996.
          The final full year 1996 tax rate was 36.6%, excluding the restructure charge and related benefit. The mix in geographic source of earnings is responsible for the increased tax rate, excluding the items noted earlier.

          Net Income
          ---------------
          Net income for the 1997 third quarter was $17.3 million, or $1.05 per share, compared with net income for the 1996 third quarter 1996 of $6.6 million, or $.40 per share. The increase in earnings was mainly due to the significant net tax benefit recorded in the quarter as noted above. Without this net tax benefit, net income for the third quarter 1997 increased by 21%.

          Net income for the 1997 nine months was $35.8 million, or $2.18 per share, compared with net income of $6.5 million, or $.40 per share in 1996. Excluding the net tax benefit in the third quarter 1997 and the restructuring charge in the first quarter 1996, net income was 23% higher.

          Financial Position
          ------------------
          Working capital at September 30, 1997 was $108.2 million compared with $91.1 million at December 31, 1996. The working capital ratio at September 30, 1997 was 2.63 to 1. Cash flow from operations was more than adequate to fund capital expenditures and dividend payments of $.42 per share. The Company continued to reduce debt and increase cash and cash equivalent balances.

          Total debt as a percentage of total invested capital was 24.7% at September 30, 1997, compared with 28.1% at December 31, 1996. At September 30, 1997, the Company had available unused lines of credit of $116.3 million. On April 7, 1997, the Company amended an existing revolving credit facility, increasing the amount available for borrowing and adjusting the interest rate and
          facility fees.   The amended agreement provides for borrowings
          up to $70 million and $55 million with a term of 364 days and five years, respectively, renewable at the lenders' option.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Nine Months Ended
          ---------------------------------------------------------
          September 30, 1997 Versus Comparable 1996 Periods (continued).
          ---------------------------------------------------------------

          The available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to meet estimated cash requirements and fund future growth.

          Part II - Other Information

          Item 1. Legal Proceedings.
                  -----------------
            On February 21, 1992, R.P Scherer ("Scherer"), the former parent company of Paco Pharmaceutical Services, Inc. ("Paco"), agreed to sell Paco and its subsidiaries to OCAP Acquisition Corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good
            faith.    OCAP  sought  $75 million  in  actual  damages,  $100
            million in punitive  damages, plus costs and expenses.  Scherer
            brought  counterclaims  against  OCAP  of  a  similar   nature.
            Following  a trial in  March 1996,  the court  dismissed all of
            OCAP's  claims  and  all  of  Scherer's  counterclaims.    Both
            plaintiffs and  defendants appealed.   On October 16, 1997,
            defendants  won  their  appeal.    The  plaintiffs  have  until
            November 24, 1997 to file a motion for permission to appeal to the New York Court of Appeals.

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

            (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1997.

                                      SIGNATURES
                                      ----------







          Pursuant to  the requirements of  the Securities Exchange  Act of

          1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)






          November 14, 1997             John A. Vigna
          -----------------             ---------------------------------
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