Form 10-K
period 1997-12-31
WEST CO INC
filed 1998-04-01
CIK 105770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                            ----------------
                          Commission File Number 1-8036
                                                ---------
                         THE WEST COMPANY, INCORPORATED
                        --------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                        23-1210010
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


101 Gordon Drive, PO Box 645, Lionville, PA                    19341-0645
---------------------------------------------               ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  610-594-2900
                                                    ------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
-----------------------               -----------------------------------------
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

As of March 16, 1998, the Registrant had 16,844,735 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $514,817,213.

Exhibit Index appears on pages F-1, F-2, F-3, and F-4.


                       DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------

Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 1997 fiscal year (the "1997 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I

Item l. Business
        --------

                                   The Company
                                   -----------

The West Company, Incorporated is one of the world's premiere suppliers of products and services for packaging and delivery of healthcare and consumer products. Over 85% of the Company's revenue is generated by the healthcare markets, mainly from sales to large, multinational pharmaceutical and medical device companies. The Company also provides contract packaging and contract manufacturing services for the pharmaceutical and consumer products markets in the United States and Puerto Rico. As of December 31, 1997, the Company and its subsidiaries had 4,800 employees.


The Company, a Pennsylvania business corporation, was founded in 1923. The executive offices of the Company are located at 101 Gordon Drive, PO Box 645, Lionville, Pennsylvania 19341-0645, approximately 35 miles from Philadelphia. The telephone number at the Company's executive offices is 610-594-2900. As used in this Item, the term "Company" includes The West Company, Incorporated and its consolidated subsidiaries, unless the context otherwise indicates.


                               Principal Products
                             Pharmaceutical Industry
                            -------------------------

Pharmaceutical Stoppers

The Company is the world's largest independent manufacturer of stoppers for sealing drug vials and other pharmaceutical containers. Several hundred proprietary formulations are molded from natural rubber and synthetic elastomers into a variety of stopper sizes, shapes and colors. The stoppers are used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs.

Most stopper formulations are specially designed to be compatible with drugs so that the drugs will remain effective and unchanged during storage. New rubber compounds must be tested to show that they do not leach into the customer's product or affect its potency, sterility, effectiveness, color or clarity. The Company's laboratories conduct tests to determine the compatibility of its stoppers with customers' drugs and, in the United States, file formulation information with the Food and Drug Administration in support of customers' new drug applications.

Stoppers usually are washed, sterilized and subject to other pre-use processes by the customer or a third-party before they are fitted on the container. However, the Company has recently introduced a value-added line of stoppers that are pre-washed and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also marketing a line of pre-sterilized stoppers that can be introduced directly into customers' sterile drug-filling operations.


Metal Seals

The Company also offers a broad line of aluminum seals in various sizes, shapes and colors. The seals are crimped onto glass or plastic pharmaceutical containers to hold the stoppers securely in place. The top of aluminum seals often contain tamper-evident tabs or plastic covers, which must be removed before the drug can be withdrawn.

Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper.

Other Products

Other products for the pharmaceutical industry include:

      o Products used in the packaging of non-injectable drugs such as rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures

      o     Plastic bottles and containers for the pharmaceutical industry

      o Rubber and plastic components for empty and pre-filled disposable syringes such as plungers, hubs and needle covers

      o Blood-sampling system components, including vacuum tube stoppers and needle valves, and a number of specialized rubber and plastic components for blood-analyzing systems and other medical devices

      o     Disposable infant nursers and individual nurser components

Research and Development

The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for research and development of new materials and products. Engineering staffs are responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product research department develops new packaging and device concepts. Approximately 111 professional employees were engaged full time in these activities in 1997. Including drug delivery development expenses (discussed later in this report), research, development and engineering expenditures for the creation and application of new and improved products and processes were approximately $12.0 million in 1997, $11.2 million in 1996 and $12.0 million in 1995, net of cost reimbursements by customers.

Recent Developments

The Company has taken steps to expand its product offerings and improve competitiveness in its core pharmaceutical packaging business.

In 1994, the Company acquired 100% ownership of certain European subsidiaries through the buyout of their minority shareholders. This acquisition allowed management to gain better control over its operations and more fully integrate European operations.

The Company increased its capacity in the components area with the acquisition of Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry. A 51% ownership interest was acquired in May 1994 and the remaining 49% in December 1995. The company's name was changed in 1996 to "The West Company Danmark A/S."

The Company also entered into the pharmaceutical services market in 1995 with its acquisition of Paco Pharmaceutical Services, Inc. ("Paco") for $52.4 million. Paco's business is described below under the caption "Principal Services -- Contract Manufacturing and Contract Packaging."

In 1996 and 1997, the Company implemented a major restructuring plan announced in 1996. The plan included the closing or downsizing of six manufacturing facilities, withdrawal from the machinery business and an approximate 5% reduction in the workforce. The restructuring was designed to reduce the cost associated with multiple plant sites and shift certain production capacity to lower-cost locations. (Additional information pertaining to these activities is incorporated by reference to the Note "Restructuring Charge" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders.)

                               Principal Products
                          Consumer Products Industries
          ------------------------------------------------------------

The Company manufactures a wide range of standard and custom-designed plastic threaded caps and containers for the personal-care industry. The caps, produced mainly for cosmetics and toiletries, come in many different sizes and colors. The Company also makes closures for food and beverage processors. The Company focuses its efforts on multiple-piece closures that require high-speed assembly.

                               Principal Services
                  Contract Packaging and Contract Manufacturing
               --------------------------------------------------

Paco is a contract manufacturer and packager of products for pharmaceutical and consumer-products companies. With its flexible manufacturing environment and workforce, Paco has the capability to quickly gear up to make and package products according to customers' specifications, usually employing customer-supplied raw materials. Once the operation is complete, Paco delivers the finished product to the customer for final sale and distribution to the end user.

Customers typically use Paco's services on a temporary basis to supplement their own manufacturing or packaging capability during a new-product introduction or special promotion. However, Paco does retain long-term business in both the manufacturing and packaging areas. Paco operates facilities in Lakewood, New Jersey and Canovanas, Puerto Rico.

Paco's contract packaging and manufacturing processes and services are subject to the Good Manufacturing Practice standards applicable to the pharmaceutical industry as well as to numerous other federal and state laws and regulations governing the manufacture, handling and packaging of drugs and other regulated substances.

Paco manufactures liquids and creams, solids, suspensions, and powders. These products produced include

      o     headache and cold medications

      o     skin lotions

      o     deodorants

      o     toothpaste and mouthwash

      o     metaproterenol and albuterol, products used for inhalation therapy.

Paco's contract-packaging services include the design, assembly and filling of a broad variety of packages, including

      o     "blister" packages (i.e., a plastic film with a foil backing)

      o     bottles and tubes

      o     laminated and other flexible pouches or strip packages

      o     aluminum and plastic liquid cup containers

      o     paperboard specialty packages

      o     innovative tamper-evident and child-resistant packages

Although the type of package depends on the requirements of the customer, blister packaging or bottles typically are used for tablets and capsules while aluminum or plastic cups, pouches, bottles and tubes are used for liquids, creams, ointments and powder.

                               Principal Services
                   Development of Novel Drug Delivery Systems
            ---------------------------------------------------------

In 1993, the Company began developing drug-delivery systems for bio-pharmaceuticals and other drugs that are difficult to administer effectively through traditional injectable or oral routes. Improving the therapeutic performance of these drugs in an economical fashion calls for sophisticated delivery solutions.

To advance the Company's efforts in this area, the Company has acquired 30% of DanBioSyst UK Ltd. (DBS), and is considering further investments. DBS is a research company located in Nottingham, England, which specializes in contract research utilizing their patented delivery systems for such drugs. In partnership with biopharmaceutical and other drug companies, DBS works to apply its delivery system technology to improve the performance of hard-to-deliver drugs or to assist in delivering these drugs to a specific site in the body.

The Company's internal group dedicated to drug delivery systems is focused on the Ocufit SR system, a silicone rod small enough to fit behind the eyelid. The Ocufit can be designed to release a number of different drugs in predefined quantities over time periods ranging from two weeks to several months without physical intervention. The Ocufit SR is being jointly developed with Escalon Medical Corporation, which owns the basic technology. The Company is also developing other products based on DBS patented technology. The Company had 31 employees directly engaged in these activities as of December 31, 1997.


                                  Order Backlog
                                 --------------

Product orders on hand at December 31, 1997 were approximately $88 million, compared with approximately $94 million at the end of 1996. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

Paco's twelve-month backlog of unfilled customer orders was approximately $18 million at December 31, 1997 compared with $24 million at December 31, 1996. Backlog is defined at Paco as orders written and included in production schedules during the next 12 months. Such orders generally may be cancelled by the customer without penalty.

                                  Raw Materials
                                 --------------

The Company uses three basic raw materials in the manufacture of its products: rubber; aluminum; and plastic. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future.

The Company is pursuing a supply chain management strategy, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw-materials suppliers used by the Company. In some cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. This strategy increases the risks that the Company's supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid-quality control systems, surplus inventory levels and other methods of maintaining supply in the face of interrupted production.


                              Patents and Licenses
                              ---------------------

The Company's patents and trademarks have been useful in establishing the Company's market share and in the growth of the Company's business and may continue to be of value in the future, especially in view of the Company's continuing development of its own proprietary products. Nevertheless, the Company does not consider its current business or its earnings to be materially dependent upon any single patent or trademark.

Although not material at this time, the Company believes its investment in DBS and in its own novel drug delivery development capabilities will play an increasingly important role in the future. DBS has a growing portfolio of patented technology, which is critical to its success because a significant amount of its future income will derive from licensing this technology to its customers.

                                 Major Customers
                                -----------------

The Company serves major pharmaceutical and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides contract-packaging and contract-manufacturing services for many of the leading manufacturers of personal-care products. The Company distributes its products primarily through its own sales force but also uses regional distributors in the United States and Asia/Pacific.

Becton Dickinson and Company ("B-D") accounted for approximately 11% of the Company's 1997 consolidated net sales. The principal products sold to B-D are rubber, metal and plastic components used in B-D's disposable syringes and blood sampling and analysis devices. The Company expects to continue as a major B-D supplier.

Excluding B-D, the next ten largest customers accounted for approximately 26% of the Company's consolidated net sales in 1997, but no one of these customers accounted for more than 6% of 1997 consolidated net sales.

                                   Competition
                                  ------------

The Company competes with several companies, some of which are larger than the Company, across its major pharmaceutical packaging product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, the Company believes that it supplies a major portion of the U.S. market requirements for pharmaceutical rubber and metal packaging components and has a significant share of the European market for these components.

Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly more important as pharmaceutical companies initiate aggressive cost-control measures across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a "full-service" supplier, which is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis.

The Company competes against numerous competitors in the field of plastic closures for consumer products, many of which are larger than the Company and command dominant market shares. The Company attempts to differentiate itself through its expertise in high-speed assembly of multiple-piece closures.

The U.S. contract-packaging and -manufacturing service industry is highly competitive. For packaging services, Paco competes with three significant companies, only two of which are larger than Paco. For contract-manufacturing services, Paco competes with four major competitors and several smaller regional companies; several of these competitors are larger than Paco. In addition, most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capacity to manufacture or package other companies' products on a contract basis. However, most large pharmaceutical and personal healthcare companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

                            Environmental Regulations
               ---------------------------------------------------

The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated by reference herein.


                                  International
                                 ---------------

The Note "Affiliated Companies" and the Note "Industry Segment and Operations by Geographic Area" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders are incorporated herein by reference.

The Company believes that its international business does not involve a substantially greater business risk than its domestic business. Current financial crises in the Asia/Pacific region have resulted in a decline in demand for the Company's products in this region, however, direct sales to customers in these markets have historically not been significant representing approximately 5% of consolidated sales.

The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Notes "Summary of Significant Accounting Policies Foreign Currency Translation" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, incorporated herein by reference.

Item 2. Properties
        -----------

The Company maintains ten manufacturing plants and two mold and die production facilities in the United States, two manufacturing plants in Puerto Rico, and a total of seven manufacturing plants and one mold and die production facility in Germany, England, France, Denmark, Brazil and Singapore.

The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other Company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany are also used for research and development activities.

The manufacturing facilities of the Company are well-maintained, are operating generally on a two-or three-shift basis and are adequate for the Company's present needs.

The principal facilities in the United States and Puerto Rico are as follows:

- Approximately 839,000 square feet of owned and 997,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Nebraska, North Carolina and Puerto Rico.

The principal international facilities are as follows:

- Approximately 530,000 square feet of owned space and 15,000 square feet of leased space in Germany, England, Denmark and France.

-     Approximately 69,000 square feet of owned space in Brazil.

-     Approximately 92,000 square feet of owned space in Singapore.

Of the aforementioned currently owned facilities, approximately 354,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

Sales office facilities in separate locations are leased under short-term arrangements.

The Company also holds for sale former manufacturing facility space in Puerto Rico - totaling 42,000 square feet; and in Germany totaling 4,000 square feet.

Item 3. Legal Proceedings.
        -----------------

On February 21, 1992, R. P. Scherer ("Scherer"), the former parent company of Paco Pharmaceutical Services, Inc. ("Paco") agreed to sell Paco and its subsidiaries to OCAP Acquisition corp. ("OCAP"). After Scherer terminated the sale contract in March of that year, OCAP sued Scherer and Paco, alleging breach of contract and breach of the implied covenant of good faith. Scherer brought counterclaims against OCAP of a similar nature. Following a trial in March 1996, the court dismissed all of OCAP's claims and all of Scherer's counterclaims. Both plaintiffs and defendants appealed. On October 16, 1997 defendants won their appeal. The plaintiffs did not file a motion for permission to appeal to the New York Court of Appeals, and this litigation has ended.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
None.

Item 4 (a) Executive Officers of the Registrant
           -------------------------------------

The executive officers of the Company at March 31, 1998 were as follows:



Name                              Age                  Business Experience During Past Five Years
----                              ---                  -----------------------------------------
George R. Bennyhoff 1             54                   Senior Vice President, Human Resources and Public Affairs.

Jerry E. Dorsey 1                 53                   Executive  Vice  President  and Chief  Operating  Officer  since  June 1994;
                                                       previously Group President from August 1993 to June 1994;
                                                       President, Health Care Division from May 1992 to July 1993 for the
                                                       Company.

Steven A. Ellers 1                47                   Senior  Vice  President,   Finance  and  Administration  since  March  1998;
                                                       previously Group President from August 1997 to February 1998;
                                                       Corporate Vice President, Sales from April 1996 to July 1997; Vice
                                                       President, Operations from June 1994 to March 1996; Vice President
                                                       Asia/Pacific and Managing Director, Singapore for the Company from
                                                       May 1990 to May 1994.


John R. Gailey III 1              43                   Vice President since December 1995, General Counsel since May 1994 and Secretary since December 1991;  previously  Corporate Counsel for the Company from December 1991 to May 1994.

Stephen M. Heumann 1              56                   Vice President since May 1994 and Treasurer.

Lawrence P. Higgins               58                   Corporate  Vice  President,  Operations  since  May 1996 and prior to joining the Company an  international  business  consultant from 1994 to 1996  and  Senior  Vice  President  International  Operations  for
                                                       Revlon, Inc., a cosmetics company,  from 1992 to 1994.


1 Holds position as corporate officer elected by the Board of Directors for one year term.

Name                               Age                 Business Experience During Past Five Years
----                               ---                 ------------------------------------------
William G. Little 1                55                  Chairman  of the Board  since May 1995 and  Director,  President  and
                                                       Chief Executive Officer for the Company.

Donald E. Morel, Jr. 1             40                  Group  President  since  March  1998;   previously,   Corporate  Vice
                                                       President,  Scientific  Services from May 1995 to February 1998; Vice
                                                       President,  Research &  Development  from August 1993 to May 1995 and prior thereto Director  Research & Development,  Health Care Products
                                                       Division from May 1993 to August 1993 for the Company.

Anna Mae Papso 1                   54                  Vice President and Corporate Controller


1 Holds position as corporate officer elected by the Board of Directors for one year term.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1997 and 1996 were as follows:


                   First                   Second                     Third                 Fourth
                  Quarter                  Quarter                   Quarter                Quarter                  Year
               High     Low               High   Low               High      Low          High     Low            High   Low
     1997      29 1/4   27                30     27 1/8            34 3/16   28 1/2       35 1/16  28 7/8         35 1/16   27
     1996      24 7/8   22 1/8            30     22 1/4            29 1/4    23 1/2       29 1/4   25 7/8         30        22 1/8


As of December 31, 1997, the Company had 1098 shareholders of record. There were also 2,900 holders of shares registered in nominee names. The Company's Common Stock paid a quarterly dividend of $.13 per share in each of the first three quarters of 1996; $.14 per share in the fourth quarter of 1996 and each of the first three quarters of 1997; and $.15 per share in the fourth quarter of 1997.


Item 6.        Selected Financial Data.
               -----------------------
Information with respect to the Company's net sales, income (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary Summary of Operations" of the 1997 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary
- Year End Financial Position" of the 1997 Annual Report to Shareholders.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
               -------------------------------------------------
The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1997 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------
The information called for by this Item is incorporated by reference to the Note "Financial Instruments" "Summary of Significant Accounting Policies" the Consolidated Financial Statements in the 1997 Annual Report to Shareholders.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------
The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to the Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 1997 Annual Report to Shareholders.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
               -----------------------------------------------------------

None.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "PROPOSAL #1 ELECTION OF DIRECTORS"; "OWNERSHIP OF COMPANY STOCK"; and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11.        Executive Compensation.
                -----------------------
Information called for by this Item is incorporated by reference to "PROPOSAL #1 ELECTION OF DIRECTORS" Compensation of Directors; BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION; COMPENSATION OF NAMED EXECUTIVE OFFICERS" contained in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "OWNERSHIP OF COMPANY STOCK" contained in the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions.
                -----------------------------------------------
None
                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                -------------------------------------------------------


(a)            1. The following report and consolidated financial statements, included in the 1997 Annual Report to Shareholders, have been incorporated herein by reference:

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            Consolidated Balance Sheets at December 31, 1997 and 1996

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995


            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

(b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1997.

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


                                               THE WEST COMPANY, INCORPORATED
                                                          (Registrant)


                                               By /s/ Steven A. Ellers
                                               --------------------------------
                                               Steven A. Ellers
                                               Senior Vice President,
                                               Finance and Administration


                                               March 31, 1998
                                               --------------------------------
                                               Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                               Title                             Date
      ---------                               -----                             ----

/s/ William G. Little                    Chairman, Director,                    March 31, 1998
---------------------------------        President,and Chief
William G. Little*                       Executive Officer
                                         (Principal Executive Officer)

/s/ Tenley E. Albright                   Director                               March 31, 1998
---------------------------------
Tenley E. Albright *


/s/ John W. Conway                       Director                               March 31, 1998
---------------------------------
John W. Conway*


/s/ George W. Ebright                     Director                              March 31, 1998
---------------------------------
George W. Ebright*

/s/ Steven A. Ellers                      Senior Vice President                 March 31, 1998
---------------------------------         Finance and Administration
Steven A. Ellers*


/s/ L. Robert Johnson                     Director                              March 31, 1998
---------------------------------
L. Robert Johnson*


/s/ William H. Longfield                  Director                              March 31, 1998
---------------------------------
William H. Longfield*


      Signature                               Title                             Date
      ---------                               -----                             ----

/s/ John P. Neafsey                       Director                              March 31, 1998
---------------------------------
John P. Neafsey*


/s/ Anna Mae Papso                        Vice President and                    March 31, 1998
---------------------------------         Corporate Controller
Anna Mae Papso                            (Principal Accounting Officer)



/s/ Monroe E. Trout                       Director                              March 31, 1998
---------------------------------
Monroe E. Trout*


/s/ Anthony Welters                       Director                              March 31, 1998
---------------------------------
Anthony Welters*


/s/ J. Roffe Wike, II                     Director                              March 31, 1998
---------------------------------
J. Roffe Wike, II*

/s/ Geoffrey F. Worden                    Director                              March 31, 1998
---------------------------------
Geoffrey F. Worden*


*  By William G. Little pursuant to a power of attorney.


                                INDEX TO EXHIBITS

Exhibit
Number
-------

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

                                      F - 1


Exhibit
Number
------
(10)    (e) Executive Incentive Bonus Plan 1998.

(10)    (f) Non-Qualified Stock Option Plan for Non-Employee Directors,
            incorporated by reference to the Company's Annual Report on Form
            10-K for the year ended December 31, 1992 (File No. 1-8036).

(10)    (g) Amendments to the Non-Qualified Stock Option Plan for
            Non-Employee Directors, dated April 30, 1996, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

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




                                      F - 2



Exhibit
Number
------
(10)    (p) Amendment No. 1 to Non-Qualified Deferred Compensation Plan for
            Designated Executive Officers, incorporated by reference to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1994 (File No. 1-8036).

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

(10)    (s) Lease Agreement, dated August 31, 1978, between Paco Packaging,
            Inc. and Nineteenth Lakewood Corp., as amended by Amendment of Lease, dated November 30, 1978, Second Amendment of Lease, dated
            August 6, 1979, Third Amendment of Lease, dated July 24, 1980 and
            Fourth Amendment of Lease, dated August 14, 1980, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc's
            Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

(10)    (t) Fifth Amendment of Lease, dated May 13, 1994, to the Lease
            Agreement, dated August 31, 1978, between Paco Packaging, Inc. and
            Nineteenth Lakewood Corp., incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1994, Commission (File number 0-20324).

(10)    (u) Lease Agreement, dated December 9, 1977, between Paco Packaging,
            Inc. and New Oak Street Corp., as amended by the Amendment to Lease
            Agreement, dated August 31, 1978, Second Amendment of Lease, dated
            April 8, 1979 and Third Amendment of Lease, dated November 16, 1983, incorporated by reference to the Exhibits to Paco Pharmaceutical
            Services, Inc.'s Registration Statement on Form S-1, Registration
            No. 33-48754, filed with the Commission.






Exhibit
Number
------
(10)   (v) Lease Agreement, dated April 7, 1986, between Northlake Realty
           Co. Inc. and Paco Packaging, Inc., as amended by Amendment to Lease, dated July 1, 1986, Second Amendment of Lease, dated June 15, 1987 between Paco Packaging and C. P. Lakewood, L. P., Agreement, dated
           December 29, 1987, and Lease Modification Agreement, dated December
           13, 1989, incorporated by reference to the Exhibits to Paco
           Pharmaceutical Services, Inc.'s Registration Statement on Form S-1,
           Registration No. 33-48754, filed with the Commission.

(10)   (w) Collective Bargaining Agreement, dated December 1, 1997, by and between Paco Pharmaceutical Services, Inc. and Teamster Local 35
           (affiliated with the International Brotherhood of Teamsters).


(10)   (x) Severance and Non-Compete Agreement, dated July 8, 1996, between
           Lawrence P. Higgins and the Company, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10)   (y) 1998 Key Employee Incentive Compensation Plan, dated March 10,
           1998.

(11)       Not Applicable.

(12)       Not Applicable.

(13)       1997 Annual Report to Shareholders.

(16)       Not applicable.

(18)       None.

(21)       Subsidiaries of the Company.

(22)       None.

(23)       Consent of Independent Accountants.

(24)       Powers of Attorney.

(27)       Financial Data Schedules

(27.1)     Financial Data Schedules. (3, 6, 9 and 12 mos., 1996; 12-mos 1995)

(27.2)     Financial Data Schedules. (3 and 12 mos. 1997)

(27.3)     Financial Data Schedules. (6 and 9 mos. 1997)






Exhibit
Number
------

(99)        None.

