Form 10-Q
period 1998-03-31
WEST CO INC
filed 1998-05-15
CIK 105770

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

                  For The Quarterly Period Ended   March 31, 1998
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
                         ---       ---
                        March 31, 1998 -- 16,980,762
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1998






          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated Statements of Operations
                         for the Three Months ended March 31, 1998 and
                         March 31, 1997                                   3
                     Condensed Consolidated Balance Sheets
                         at March 31, 1998 and December 31, 1997          4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Three Months ended March 31, 1998
                         and March 31, 1997                               6
                     Notes to Consolidated Financial Statements           7

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      11

               Item 3.   Quantitative and Qualitative Disclosure
                         about Market Risk                               13

          Part II - Other Information

               Item 1.   Legal Proceedings                               14

               Item 6.   Exhibits and reports on Form 8-K                14

          SIGNATURES                                                     15

               Index to Exhibits                                        F-1

     Part I - Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                                                         Quarter Ended
                                                             March 31, 1998          March 31, 1997
                                                            ---------------          --------------
     Net sales                                              $ 105,200 100   %       $114,700  100   %
     Cost of goods sold                                        73,900  70             82,000   71
     ------------------------------------------------------------------------------------------------
          Gross profit                                         31,300  30             32,700   29
     Selling, general and administrative expenses              16,800  16             18,000   16
     Acquired research and development                         28,200  27                 -    -
     Other income, net                                           (600) -                (300)  -
     ------------------------------------------------------------------------------------------------
          Operating profit (loss)                             (13,100)(13)            15,000   13
     Interest expense                                           1,200   1              1,400    1
     ------------------------------------------------------------------------------------------------
          Income (loss) before income taxes                   (14,300)(14)            13,600   12
             and minority interests
     Provision for income taxes                                 5,400   5              5,200    5
     ------------------------------------------------------------------------------------------------
          Income (loss) from consolidated operations          (19,700)(19)  %          8,400    7   %
                                                                      ----                    ----
     Equity in net income of affiliated companies                  -                      -
     ------------------------------------------------------------------------------------------------
          Net income (loss)                                 $ (19,700)              $  8,400
     ------------------------------------------------------------------------------------------------
     Net income (loss) per share:
          Basic                                              $  (1.19)              $    .51
          Assuming dilution                                  $  (1.19)              $    .51
     Average shares outstanding                                16,603                 16,408
     Average shares assuming dilution                          16,603                 16,551

     See accompanying notes to consolidated financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
     (in thousands)

     ASSETS                                       March 31, 1998   Dec. 31, 1997
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 66,400            $  52,300
          Accounts receivable                       70,000               60,400
          Inventories                               43,200               38,300
          Current deferred income tax benefits       9,700                9,400
          Other current assets                      10,200               10,300
     --------------------------------------------------------------------------
     Total current assets                          199,500              170,700
     --------------------------------------------------------------------------
     Net property, plant and equipment             201,600              202,200
     Investments in affiliated companies            14,400               22,700
     Goodwill                                       60,500               51,600
     Intangibles and other assets                   32,400               30,700
     --------------------------------------------------------------------------
     Total Assets                                 $508,400            $ 477,900
     --------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    600            $     700
          Notes payable                             40,300                  900
          Accounts payable                          18,600               18,600
          Salaries, wages, benefits                 11,900               13,400
          Income taxes payable                       9,600                5,400
          Other current liabilities                 23,700               19,000
     --------------------------------------------------------------------------
     Total current liabilities                     104,700               58,000
     --------------------------------------------------------------------------
     Long-term debt, excluding current portion      84,900               87,400
     Deferred income taxes                          29,900               30,100
     Other long-term liabilities                    24,800               24,700
     --------------------------------------------------------------------------
     Shareholders' equity                          264,100              277,700



     Total Liabilities and Shareholders' Equity   $508,400            $ 477,900
     --------------------------------------------------------------------------
     See accompanying notes to consolidated financial statements.

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                    Quarter Ended
                                                          March 31, 1998    March 31, 1997
                                                        ----------------   ----------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 14,400           $  15,900
          Changes in assets and liabilities                    (6,000)             (4,900)
     --------------------------------------------------------------------------------------
     Net cash provided by operating activities                  8,400              11,000
     --------------------------------------------------------------------------------------
        Cash flows from investing activities:
          Property, plant and equipment acquired               (7,600)             (6,300)
          Proceeds from sale of assets                            800                 200
          Payment for acquisition, net of cash acquired        (6,900)                  -
          Customer advances, net of repayments                   (900)               (300)
     --------------------------------------------------------------------------------------
     Net cash used in investing activities                    (14,600)             (6,400)
     --------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Proceeds from other long-term debt                        -                 100
          Repayment of long-term debt                          (2,400)               (300)
          Notes payable, net                                   23,900                (400)
          Dividend payments                                    (2,500)             (2,300)
          Sale of common stock, net                             1,400                 800
     --------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities       20,400              (2,100)
     --------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (100)               (900)
     --------------------------------------------------------------------------------------
     Net increase in cash, including equivalents             $ 14,100           $   1,600
     --------------------------------------------------------------------------------------
     Certain items in operating activities have been reclassified for 1997 to conform with 1998 classifications.

     See accompanying notes to consolidated financial statements.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)



          The interim consolidated financial statements for the quarter ended March 31, 1998 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1997 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 1998 and the
             related unaudited Consolidated Statement of Operations and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 1997 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results (excluding the charge for acquired research and development), except that taxes applicable to operating results in Brazil and prior year adjustments, if any, are recorded as identified.

             Net Loss Per Share
             ---------------------
             In the first quarter 1998 because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plans are not included in average shares assuming dilution.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          2. Inventories at March 31, 1998 and December 31, 1997 are summarized as follows:

                  (in thousands)                1998            1997
                                              --------       --------
                  Finished goods             $ 17,700        $ 15,800
                  Work in process              10,300           8,100
                  Raw materials                15,200          14,400
                                              --------       --------
                                             $ 43,200        $ 38,300
                                              --------       --------
                                              --------       --------

          3. The carrying value of property, plant and equipment at March 31, 1998 and December 31, 1997 is determined as follows:

                  (in thousands)                       1998          1997
                                                    --------     --------
                  Property, plant and equipment     $434,000     $428,600
                  Less accumulated depreciation      232,400      226,400
                                                    --------     --------
                  Net property, plant and equipment $201,600     $202,200
                                                    --------     --------
                                                    --------     --------
          4. In 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the disclosure of comprehensive income and its components. Comprehensive income is the total of net income and other revenue, expenses, gains and losses for the period which are excluded from net income under generally accepted accounting principles. For the three months ended March 31, 1998 and 1997, the Company's comprehensive income (loss) is as follows:

                                           March 31, 1998    March 31, 1997
                                           --------------    --------------
               Net income (loss)              $(19,700)          $8,400
               Foreign currency
                translation adjustments         (2,600)          (5,800)
                                              ---------        ---------
               Comprehensive income (loss)    $(22,300)          $2,600
                                              ---------        ---------
                                              ---------        ---------
               In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its Annual Report.


          5. Common stock issued at March 31, 1998 was 17,165,104 shares, of which 184,342 shares were held in treasury. Dividends of $.15 per common share were paid in the first quarter of 1998 and a dividend of $.15 per share payable to holders of record on April 22, 1998 was declared on March 10, 1998.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.5 million at March 31, 1998 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to five years. The Company has not anticipated any possible recovery from insurance or other sources.

          7.   At  March  31,  1998  the  cumulative  number  of  employees
               terminated   in  accordance  with   the  restructuring  plan
               announced on March 29, 1996 was 225 and total payout of severance and

                    The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

               benefits was $6.8 million.   Restructuring activities, except
               for the sale of one building and certain excess equipment and payout of remaining severance, have been completed.

          8. On March 31, 1998, the Company acquired for approximately BPS 20 million ($33.5 million at March 31, 1998) the remaining 70% interest in DanBioSyst U.K. Ltd. ("DBS"), making DBS a wholly-owned subsidiary. This transaction is accounted for by the purchase method, and was financed with cash of $9.4 million, 320,406 shares of restricted common stock valued at $8.7 million, and short-term notes of $15.4 million. Based on a preliminary appraisal of the assets acquired, the allocation of the purchase price has been estimated as follows:

               (in millions)
               Current assets                              1.3
               Equipment and leasehold improvements         .8
               In-process research & development          28.2
               Other intangibles                            .4
               Goodwill                                    2.8

               Estimated in-process research and development was written off at the date of acquisition. The purchase price allocation will be finalized in the second quarter of 1998 and operating results of DBS will be consolidated beginning on April 1, 1998.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Quarter Ended March 31, 1998 Versus
          -----------------------------------------------------------------
          March 31, 1997.
          ------------------------

          Net Sales
          ---------
          Net sales for the first quarter of 1998 were $105.2 million, an 8% decrease compared with sales for the same quarter in 1997. The anticipated sales decline is attributed primarily to lower sales and a reduction in several key healthcare customers' product
          sales.   Additionally,  customers' inventory reductions  impacted
          first quarter 1998 sales. Also, the strong U.S. dollar impacted sales, excluding this effect sales for the first quarter declined 6% when compared with the first quarter of 1997.

          Gross Profit
          ------------
          Gross profit margin for the first quarter was 29.8% of net sales compared with 28.5% for the same period in 1997. The Company continues to benefit from cost savings programs and margins on sales of contract services increased substantially compared with 1997's first quarter.

          Selling, General and Administrative
          -----------------------------------
          Selling, general and administrative (SG&A) expenses decreased by $1.3 million for the quarter and as a percentage of net sales rose slightly. SG&A expenses decreased primarily because of the impact of the strong U.S. dollar, lower pension costs due to higher income on pension plan assets, and lower expenses associated with bad debts and other claims.

          Acquired Research and Development
          ---------------------------------
          The information contained in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference, describes the Company's acquisition of DanBioSyst U.K. Ltd., and the estimated allocation of the purchase price based on preliminary appraisal work. Acquired in-process research and development estimated at $28.2 million was expensed, as required by Statement of Financial Accounting Standards (SFAS) No. 2, at the date of purchase.

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          Other Income and Expense
          --------------------------
          Other income increased in the first quarter 1998 compared with the same quarter in 1997, reflecting interest income earned on higher average temporary cash investments during the period.

          Interest Expense
          --------------------------------------------------------------
          Lower interest rates and lower average debt levels reduced interest expense by $.2 million in 1998 compared with first quarter 1997.

          Minority interest and the Company's equity in net income of affiliated companies for both comparable reporting periods were less than $.1 million. For the first quarter 1998, operating results improved at Daikyo Seiko, Ltd., a Japanese Company in which the Company owns a 25% equity stock, due to increased sales and margins. The increase was offset by operating losses and an unfavorable exchange rate impact at the Company's affiliates in Mexico.

          Taxes
          -----
          The  effective tax  rate  for the  first  quarter 1998  was  39%,
          excluding the charge for acquired research and development.   For
          the first quarter of 1997, the effective tax rate was 38.5%. This is higher than the actual effective rate of 23.2% at year end 1997, which was significantly affected by two events: a tax
          reorganization   of  the   Company's  German   subsidiaries,  and
          repatriation of cash dividends from certain subsidiaries, which resulted in a net benefit of $7.9 million to the Company. Excluding this net benefit, the 1997 effective tax rate was 37%. An increase in the statutory tax rate of France, enacted in the fourth quarter 1997, has increased the effective tax rate in 1998 for the Company.

          Net Income/Loss
          ----------------
          The net loss for the first quarter 1998 was $19.7 million, or $1.19 per share. The loss is a result of a charge of
          $28.2 million, or $1.70 per share, for the estimate of acquired research and development associated with the acquisition of
          DanBioSyst U.K. Ltd.   Excluding this charge, net income  for the
          quarter was $8.5 million,  or $.51 per share.   This compares with
          net income of $8.4 million, or $.51 per share, in the first quarter of 1997.

          Financial Position
          ------------------
          Working capital at March 31, 1998 was $94.8million compared with

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          $112.7 million at December 31, 1997. The working capital ratio at March 31, 1998 was 1.91 to 1. Cash provided by operations and available cash balances were used to fund capital expenditures, repay debt and make dividend payments.

          On March 30,  1998, the  Company borrowed $24.5  million under  a
          short-term   money  market  facility  to  finance  the
          DanBioSyst  acquisition,  (see disclosure  on the  acquisition in
          Note 8 to the Consolidated Financial Statements). However, the sellers elected to receive a portion of the purchase price, $15.4 million in short-term notes. This change in payment terms increased cash and short term notes payable at March 31, 1998. The Company intends to repay the borrowing under the short-term facility during the second quarter.

          As a result of the borrowing described above, total debt as a percentage of total invested capital was 32.2% at March 31, 1998, compared with 24.2% at December 31, 1997.

          At March 31, 1998 the Company had available unused lines of credit of $113.5 million.

          This available borrowing capacity and cash flow from operations is adequate, in the opinion of management, to meet estimated cash requirements and fund future growth.

          Item 3. Quantitative and Qualitative Disclosure about Market Risk
                   ------------------------------------------------------
          Not applicable.

          Part II - Other Information

            Item 1.  Legal Proceedings
                    -----------------
                    None.

            Item 6. Exhibits and Reports on Form 8-K
                   __________________________________

            (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

            (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE WEST COMPANY, INCORPORATED
                                        -----------------------------------
                                        (Registrant)






          May 15, 1998                  /s/ Steven A. Ellers
          -------------                 ---------------------------------
          Date                          (Signature)

                                        Steven A. Ellers
                                        Senior Vice President,
                                        Finance and Administration

                                  INDEX TO EXHIBITS

          Exhibit
          Number
          (3) (a)   Restated  Articles  of  Incorporation of  the
                    Company, incorporated by reference to Exhibit
                    (4) to the Company's Registration Statement on Form S-8 (Registration No. 33-37825).

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

          (9)       None.


          (10) (a)  Non-Qualified  Stock  Option  Plan  for  Non-
                    Employee  Directors, as  amended as  of April
                    28, 1998.

          (10) (b)  Form  of  amended   and  restated   agreement
                    between  the  Company  and  certain   of  its
                    executive officers.

          (10) (c)  Schedule   of   agreements   with   executive
                    officers.

          (10) (d)  Amendment  No.  2  to  Retirement   Plan  for
                    Non-Employee Directors of the  Company, dated
                    April 28, 1998.

          (10) (e)  Amendment  No.  2  to Non-Qualified  Deferred
                    Compensation  Plan  for Designated  Executive
                    Officers dated April 28, 1998.


          Exhibit
          Number

          (10) (f)  Amendment   No.   1  Non-qualified   Deferred
                    Compensation Plan for Outside Directors.

          (11)      Not Applicable.

          (12)      Not Applicable.

          (15)      None.

          (16)      Not applicable.

          (18)      None.

          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedule

          (99)      None.

