Form 10-Q
period 1998-06-30
WEST CO INC
filed 1998-08-14
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended   June 30, 1998
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
                                   ---       ---
                            June 30, 1998 -- 16,998,327
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Index

                               Form 10-Q for the Three
                          and Six Months Ended June 30, 1998



                                                                      Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three and Six Months  ended June 30, 1998 and
                         June 30, 1997                                    3
                     Condensed Consolidated Balance Sheets at June 30,
                         1998 and December 31, 1997                       4
                     Condensed Consolidated Statements  of Cash  Flows
                         for  the Six Months  ended June  30, 1998 and
                         June 30, 1997                                    5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's Discussion and Analysis of
                         Financial   Condition  and   Results   of
                         Operations                                      10

               Item 3.   Quantitative and Qualitative Disclosure
                         about Market Risk                               12

          Part II - Other Information

               Item 1.   Legal Proceedings                               16

               Item 4.   Submission of Matters to a  Vote of
                         Security Holders                                16

               Item 6.   Exhibits and Reports on Form 8-K                16

          SIGNATURES                                                     17

          Index to Exhibits                                             F-1


     Part I.  Financial Information
     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                                 Quarter Ended                    Six Months Ended
                                         June 30, 1998   June 30, 1997      June 30, 1998  June 30, 1997
                                        ----------------  -------------    --------------- --------------
     Net sales                         $115,800  100%    $123,100 100%   $221,000   100%   $237,800  100%
     Cost of goods sold                  81,000   70       86,800  70     154,900    70     168,800   71
     ----------------------------------------------------------------------------------------------------
        Gross profit                     34,800   30       36,300  30      66,100    30      69,000   29
     Selling, general and
        administrative expenses          18,400   16       19,100  16      35,200    16      37,100   16
     Acquired research and development        -    -            -   -      28,200    13          -     -
     Other (income), net                   (800)  (1)        (200)  -      (1,400)   (1)       (500)   -
     ----------------------------------------------------------------------------------------------------
        Operating profit                 17,200   15       17,400  14       4,100     2      32,400   13
     Interest expense                     1,900    2        1,400   1       3,100     1       2,800    1
     ----------------------------------------------------------------------------------------------------
        Income before income taxes
         and minority interests          15,300   13       16,000  13       1,000     1      29,600   12
     Provision for income taxes           5,800    5        6,200   5      11,200     5      11,300    5
     Minority interests                     100    -           -    -         100     -         100    -
     ----------------------------------------------------------------------------------------------------
        Income (loss) from consolidated
         operations                       9,400    8%       9,800   8%    (10,300)   (4)%    18,200    7%
                                                  ---             ---                 ---           ----
     Equity in net income of
           affiliated companies             500               300             500               300
     ----------------------------------------------------------------------------------------------------
         Net income (loss)             $  9,900           $10,100        $ (9,800)        $  18,500
     ----------------------------------------------------------------------------------------------------
     Net income (loss) per share:
          Basic                        $    .58          $    .61          $(0.59)         $   1.12
          Assuming dilution            $    .58          $    .61          $(0.59)         $   1.12
     ----------------------------------------------------------------------------------------------------
     Average common shares
          outstanding basic              16,991            16,451          16,798             16,430


     Average shares
          assuming dilution              17,071            16,583          16,798             16,554

     See accompanying notes to consolidated financial statements.
                                                                     Page 5

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                  Unaudited           Audited
     ASSETS                                       June 30, 1998    Dec. 31, 1997
                                                  --------------   -------------
     Current assets:
          Cash, including equivalents             $ 48,600            $  52,300
          Accounts receivable, less allowance       69,800               60,400
          Inventories                               42,800               38,300
          Current deferred income tax benefits       9,500                9,400
          Other current assets                      11,200               10,300
     ---------------------------------------------------------------------------
     Total current assets                          181,900              170,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             205,600              202,200
     Investments in affiliated companies            15,000               22,700
     Goodwill                                       60,200               51,600
     Deferred charges and other assets              33,800               30,700
     ---------------------------------------------------------------------------
     Total Assets                                 $496,500            $ 477,900
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    700            $     700
          Notes payable                             15,700                  900
          Accounts payable                          15,700               18,600
          Accrued expenses:
          Salaries, wages, benefits                 12,400               13,400
          Income taxes payable                       7,100                5,400
          Other current liabilities                 23,600               19,000
     ---------------------------------------------------------------------------
     Total current liabilities                      75,200               58,000
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      95,200               87,400
     Deferred income taxes                          30,300               30,100
     Other long-term liabilities                    24,700               24,700
     Shareholders' equity                          271,200              277,700
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $496,500            $ 477,900
     ---------------------------------------------------------------------------

     See accompanying notes to interim financial statements.

                                                                      Page 7

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                   Six Months Ended
                                                          June 30, 1998       June 30, 1997
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 31,500           $  33,500
          Changes in assets and liabilities                   (15,200)              1,400
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 16,300              34,900
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (18,700)            (14,900)
          Proceeds from sale of assets                            800                 200
          Payment for acquisitions, net of cash acquired       (6,900)                  -
          Customer advances, net of repayments                  1,000                   -
     -----------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities      (23,800)            (14,700)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Net borrowings under line of credit                   9,700                   -
          Repayment of long-term debt                          (1,900)             (1,100)
          Notes payable, net                                     (500)               (600)
          Dividend payments                                    (5,000)             (4,600)
          Sale (purchase) of common stock, net                  1,800               1,300
     -----------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        4,100              (5,000)
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                            (300)             (1,100)
     -----------------------------------------------------------------------------------------
     Net (decrease) increase in cash, including equivalents  $ (3,700)          $  14,100
     -----------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)


          The interim consolidated financial statements for the period ended June 30, 1998 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1997 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1998 and the related unaudited Consolidated Statement of Operations for the three and six month period then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the six month period then ended and for the comparative period in 1997 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

             Net Loss Per Share
             ---------------------
             For the first six months ended June 30, 1998, because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plan are not included in average shares assuming dilution.





                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          2. Inventories at June 30, 1998 and December 31, 1997 are summarized as follows:

                  (in thousands)                1998            1997
                                              --------       --------
                  Finished goods             $ 17,000        $ 15,800
                  Work in process              10,500           8,100
                  Raw materials                15,300          14,400
                                              --------       --------
                                             $ 42,800        $ 38,300
                                              --------       --------
                                              --------       --------

          3. The carrying value of property, plant and equipment at June 30, 1998 and December 31, 1997 is determined as follows:

                  (in thousands)                       1998          1997
                                                    --------     --------
                  Property, plant and equipment     $444,400     $428,600
                  Less accumulated depreciation      238,800      226,400
                                                    --------     --------
                  Net property, plant and equipment $205,600     $202,200
                                                    --------     --------
                                                    --------     --------

          4. In 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the disclosure of
               comprehensive  income and  its  components.    Comprehensive
               income is the total of net income and other revenue, expenses, gains and losses for the period which are excluded from net income under generally accepted accounting principles. For the three and six months ended June 30, 1998 and 1997, the Company's comprehensive income (loss) is as follows:

                               Three Months Ended     Six Months Ended
                               6/30/98     6/30/97    6/30/98    6/30/97
                               -------     -------    -------    -------
     Net income (loss)         $9,900    $ 10,100    $(9,800)    $18,500
     Foreign currency
      translation adjustments    (100)     (2,300)    (2,700)     (8,100)
                              --------    --------   --------    --------
     Comprehensive income





      (loss)                   $9,800      $7,800   $(12,500)    $10,400

                    The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


                              --------    --------   --------    --------
                              --------    --------   --------    --------

               In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an
               Enterprise and Related Information". As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

               On  June  16,  1998,  the  FASB  issued  SFAS  No. 133,
               "Accounting for Derivative Instruments and Hedging Activity". The statement is effective for fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as
               assets or  liabilities, measured  at fair value.   Gains  or
               losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The impact that this accounting standard will have on the Company's financial position and results of operations cannot be determined at this time.

               On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement establishes standards for determining the internal and external costs of developing software for internal use which must be capitalized and amortized over the useful life of the software. The Company adopted this Statement, but the effect was not material on the quarter or year-to-date financial statements.

          5. Common stock issued at June 30, 1998 was 17,165,141 shares, of which 166,814 shares were held in treasury. Dividends of $.15 per common share were paid in the second quarter of 1998, and a dividend of $.15 per share payable to holders of record on July 22, 1998 was declared on April 28, 1998.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.4 million at June 30, 1998 is sufficient to cover the future costs of these
                                                                  Page 11

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


               remedial actions,  which will be  carried out over  the next
               two  to five  years.   The Company  has not  anticipated any
               possible recovery from insurance or other sources.

          7. At June 30, 1998 the cumulative number of employees terminated in accordance with the restructuring plan announced on March 29, 1996 was 225 and total payout of severance and benefits was $7.0 million. Restructuring activities, except for the sale of one building and certain excess equipment and payout of remaining severance, have been completed.

          8. On March 31, 1998, the Company acquired for approximately BPS 20 million ($33.5 million at March 31, 1998) the remaining 70% interest in DanBioSyst U.K. Ltd. ("DBS"), making DBS a wholly-owned subsidiary. This transaction is accounted for by the purchase method, and was financed with cash of $9.4 million, 320,406 shares of restricted common stock valued at $8.7 million, and short-term notes of $15.4 million. The allocation of the purchase price follows:

               (in millions)
               Current assets                              $1.3
               Equipment and leasehold improvements          .8
               In-process research & development           28.2
               Other intangibles                             .4
               Goodwill                                     2.8

               Estimated in-process research and development was written off at the date of acquisition. Operating results of DBS were consolidated beginning on April 1, 1998.

               On  July 1, 1998 the Company acquired Betraine, Ltd. for BPS
               7.2 million ($11.8 million at July 1, 1998) Betraine manufacturers precision injection molded plastic components for the healthcare and consumer product industries. The acquisition will be accounted for as a purchase and will be consolidated beginning on July 1, 1998.

               The acquisitions described above would not have materially affected sales or earnings on the historical financial statements presented, had the business combinations been consummated at the beginning of the period.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Six Month Periods
          ---------------------------------------------------------
          Ended June 30, 1998 Versus Comparable 1997 Periods
          --------------------------------------------------

          Net Sales
          ---------
          Net sales for the second quarter of 1998 were $115.8 million, a 6% decrease compared with net sales of $123.1 million for the
          same quarter in 1997.   The anticipated sales decline  was caused
          by lower sales in U.S. markets and the strength of the U.S. dollar. U.S. sales declines are attributable to: reduced product sales to several key healthcare market customers in part due to customers' inventory level reductions, lower sales of contract packaging and manufacturing services largely due to customers' supply of a larger portion of materials used in 1998 production, and reduced sales in consumer markets, a combination of lower resin prices and loss of business at two accounts to competitors. Healthcare product sales increased in European markets; however, sales comparisons were flat for the quarter in Latin America and Asia Pacific regions.

          Net sales for the six months were $221.0 million, or 7%, lower in 1998 compared with 1997 net sales of $237.8 million. The major unfavorable variance was in domestic markets for the reasons
          noted above.   In addition, the strong U.S. dollar reduced reported
          sales dollars from international operations, more than offsetting increased volume in Europe and Asia Pacific.

          Gross Profit
          ------------
          Gross profit margins continued to improve for  the second quarter
          and  the  six  month period.    Margins  for  the second  quarter
          improved to 30.1% of net  sales compared with 29.5% for the  same
          period in 1997 and 29.8%  in the first quarter of 1998.   The
          gross margin for the 1998 six month  period was 29.9%  compared
          with 29.0% in 1997.   The Company continues to accrue benefits
          from emphasis on efficiencies and cost savings programs and from improved margins on sales of contract services.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative (SG&A) expenses decreased by $0.7 million for the quarter, but as a percentage of net sales
          rose slightly.   SG&A expenses decreased primarily because  of the
          impact of lower pension costs due to higher income on pension plan assets, lower cost of other employee benefits and exchange rates due to the stronger U.S. dollar. These favorable variances were partly offset by SG&A expenses associated with DanBioSyst UK Ltd. (DBS), which was consolidated in the Company's financial statements

          Management's  Discussion  and  Analysis  of Financial
          Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          for the  first time beginning on  April 1, 1998.   The same items
          impacted SG&A expenses in the six month period comparisons. SG&A expenses decreased $1.9 million for first six months of 1998 and as a percentage of net sales rose slightly due to the lower sales.

          Acquired Research and Development
          ---------------------------------
          The information contained in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference, describes the Company's acquisition of DBS and the allocation of the purchase price based on an appraisal. Acquired in-process research and development expense of $28.2 million was expensed, as required, at the time of purchase.

          Other Income and Expense
          --------------------------
          Other income increased in the second quarter and six months period, reflecting interest income earned on higher average temporary cash investments during the periods.

          Interest Expense and Equity in Affiliates
          -----------------------------------------
          Interest expense increased in the second quarter and six month period comparisons, due to additional debt associated with the DBS acquisition.

          Equity in DBS losses before the March 31, 1998 acquisition were included in equity in affiliates' income/losses. Consolidation of DBS operating results from April 1, 1998 coupled with improved sales in the Company's so Mexican affiliates were responsible for the favorable comparison to second quarter
          1997 income from equity in affiliates.

          For the six months 1998, improvement in first quarter sales and margins at Daikyo Seiko, Ltd., a Japanese Company in which the Company holds a 25% equity stake, and the consolidation of DBS accounts for the improvement compared with 1997. The second quarter improvement in results of the Mexican affiliates offset the first quarter unfavorable exchange rate impact related to these affilates.

          Taxes
          -----

          The effective tax rate for the first six months of 1998 was 38.5%,

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------
          excluding the charge for the acquired research and development. This is significantly higher than the annual effective rate of 23.2% for the year 1997, which was affected by two, third-quarter 1997 events: a tax reorganization of the Company's German subsidiaries and repatriation of cash dividends from certain subsidiaries. These two events resulted in a net benefit of $7.9 million to the Company in 1997; excluding this net benefit, the 1997 effective tax rate was 37%. The expected increase in the 1998 tax rate reflects the geographic mix of earnings.

          Net Income
          ----------
          The net income for the second quarter 1998 was $9.9 million, or $.58 per share, compared with net income of $10.1 million, or $.61 per share, in 1997.

          Net loss for the six months 1998 was $9.8 million, or $.59 per share. The loss is a result of a charge of $28.2 million, or $1.69 per share for in process research and development associated with the acquisition of DBS. Excluding this charge, net income for the six months would have been $18.4 million, or $1.10 per share, compared with net income of $18.5 million, or $1.12 per share, in 1997.

          Financial Position
          ------------------
          Working capital at June 30, 1998 was $106.7 million compared with $112.7 million at December 31, 1997. The working capital ratio at June 30, 1998 was 2.42 to 1. Cash provided from operations, stock option exercises, and other available cash were used to fund capital expenditures, make dividend payments of $.30 per share.

          The Company borrowed a net $6.9 million for a portion of the cash required for the DBS acquisition, (see disclosure on the acquisition in Note 8 to the Consolidated Financial Statements). In addition, the sellers received a portion of the purchase price,
          15.4 million, in short-term notes and 320,406 shares of common stock.

          Short-term debt of $9.7 million borrowed under a short-term line of credit was classified as long-term because of the Company's intent to renew the borrowings using available long-term credit facilities. Total debt as a percentage of total invested capital was 29.1% at June 30, 1998, compared with 24.2% at December 31, 1997.

          At June 30, 1998 the Company had available unused lines of credit of $113.8 million.

          This available borrowing capacity and cash flow from operations is
                                                                 Page 15

          Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
          and Results of Operations.(Continued)
          --------------------------------------

          adequate, in the opinion of management, to meet estimated cash requirements and fund future growth.


          Item  3.   Quantitative and  Qualitative Disclosure  about Market
          Risk
                  ------------------------------------------------------
          Not applicable. This requirement will become effective for all filings that include annual financial statements for years ending after June 15, 1998.

          Part II - Other Information

            Item 1.  Legal Proceedings
                    -----------------
                    None.

            Item 4. Submission of Matters to a Vote of Security Holders
                   ----------------------------------------------------

            (a) The Company held its annual meeting of shareholders on April 30, 1998.

            (c) Class I directors (with a term expiring in 2001) were elected by a vote of:

                                            For            Against
                                            ---            -------
                  George W. Ebright     11,492,448         43,887
                  L. Robert Johnson     11,495,291         41,047
                  John P. Neafsey       11,495,291         41,047
                  Geoffrey F. Worden    11,495,291         41,047

                  Tenley E. Albright, John W. Conway, William G. Little William H. Longfield, Monroe E. Trout, Anthony Welters, William G. Little, and J. Roffe Wike II continued their term of office after the meeting.

                  The appointment of PricewaterhouseCoopersLLP as the Company's independent accountants for the year ending December 1998 was approved by a vote of 11,501,086 for the appointment and 28,409 against, with 6,839 abstentions.

                  The 1998 Key Employee Incentive Compensation Plan was approved by a vote of 8,089,133 for the Plan and 2,268,104 against, with 23,014 abstentions.


            Item 6. Exhibits and Reports on Form 8-K
                  -----------------------------------
            (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

            (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1998.

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






          August 14, 1998               /s/ Steven A. Ellers
          -------------                 ---------------------------------
          Date                          (Signature)

                                        Steven A. Ellers
                                        Senior Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)

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

          (9)       None.


          (10) (a) Non-Qualified Stock Option Plan for Non-Employee Directors, as amended as of April 28, 1998, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-8036).

          (10) (b) Form of amended and restated agreement between the Company and certain of its executive officers, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-8036).

          (10) (c) Schedule of agreements with executive officers, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-8036).

          Exhibit
          Number

          (10) (d) Amendment No. 2 to Retirement Plan for Non-Employee Directors of the Company, dated April 28, 1998, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-8036).

          (10) (e) Amendment No. 2 to Non-Qualified Deferred Compensation Plan for Designated Executive Officers dated April 28, 1998, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-8036).


          (10) (f) Amendment No. 1 Non-qualified Deferred Compensation Plan for Outside Directors, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No.1-
                    8036).

          (11)      Not Applicable.

          (12)      Not Applicable.

          (15)      None.

          (16)      Not applicable.

          (18)      None.

          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedule

          (99)      None.











                                         F-2