Form 10-Q
period 1998-09-30
WEST CO INC
filed 1998-11-16
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended   September 30, 1998
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
                                   ---       ---
                      September 30, 1998 -- 17,004,827
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1998



                                                                       Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements of Income  for the Three
                         and Nine Months ended September 30, 1998  and
                         September 30, 1997                               3
                     Condensed  Consolidated  Balance  Sheets   as  of
                         September 30, 1998 and December 31, 1997         5
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Nine Months ended  September 30, 1998
                         and September 30, 1997                           6
                     Notes to Consolidated Financial Statements           7

               Item 2.   Management's Discussion  and Analysis of
                         Financial   Condition  and   Results  of
                         Operations                                      13


          Part II - Other Information

               Item 1.   Legal Proceedings                               20

               Item 6.   Exhibits and Reports on Form 8-K                20

          SIGNATURES                                                     21

               Index to Exhibits                                        F-1


     Item 1.  Financial Statements
     The West Company, Incorporated and Subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
     (in thousands, except per share data)

                                           Three Months Ended                 Nine Months Ended
                                       Sept. 30, 1998   Sept. 30,1997  Sept. 30, 1998     Sept. 30, 1997
                                      ----------------  -------------  ---------------    --------------
     Net sales                          $113,900 100%  $105,200 100%    $ 334,900 100%   $343,000 100%
     Cost of goods sold                   80,500  71     76,000  72       235,400  70     244,800  71
     ---------------------------------------------------------------------------------------------------
     Gross profit                         33,400  29     29,200  28        99,500  30      98,200  29
     Selling, general and
         administrative expenses          17,300  15        16,300 15        52,500  16      53,400  16
     Restructuring charge                  4,000   3             -  -         4,000   1          -    -
     Acquired research and development         -   -             -  -        28,200   8          -    -
     Other (income), net                    (300)  -          (900) -        (1,700)  -      (1,400)  -
     ---------------------------------------------------------------------------------------------------
     Operating profit                     12,400  11        13,800 13        16,500   5      46,200  13
     Interest expense                      1,800   2         1,400  1         4,900   1       4,200   1
     ---------------------------------------------------------------------------------------------------
     Income before income taxes
           and minority interests         10,600   9        12,400 12        11,600   4      42,000  12
     Provision for (recovery of)
           income taxes                    4,100   4        (4,600)(4)       15,300   5       6,700   2
     Minority interests                       -    -            -   -           100   -         100   -
     ---------------------------------------------------------------------------------------------------
     Income (loss) from consolidated
           operations                      6,500   5%       17,000 16%       (3,800) (1)%    35,200  10%
                                                  ---              ---               ---            ----
     Equity in net income of
           affiliated companies               -                300              500             600
     ---------------------------------------------------------------------------------------------------
     Net income (loss)                  $  6,500          $ 17,300         $ (3,300)       $ 35,800
     ---------------------------------------------------------------------------------------------------



     Net income (loss) per share:
           Basic                        $   0.38          $   1.05         $  (0.20)       $   2.18
           Assuming dilution            $   0.38          $   1.05         $  (0.20)       $   2.17
     ---------------------------------------------------------------------------------------------------
     Average shares outstanding           17,003            16,481           16,867          16,447
     Average shares outstanding
           assuming dilution              17,078            16,594           16,867          16,513

     See accompanying notes to interim financial statements.

     The West Company, Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                   Unaudited          Audited
     ASSETS                                       Sept. 30, 1998   Dec. 31, 1997
                                                  ---------------  -------------
     Current assets:
          Cash, including equivalents             $ 50,000            $  52,300
          Accounts receivable, less allowance       71,200               60,400
          Inventories                               44,800               38,300
          Current deferred income tax benefits       9,500                9,400
          Other current assets                      10,800               10,300
     ---------------------------------------------------------------------------
     Total current assets                          186,300              170,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             213,800              202,200
     Investments in affiliated companies            14,300               22,700
     Goodwill                                       71,100               51,600
     Intangibles and other assets                   36,200               30,700
     ---------------------------------------------------------------------------
     Total Assets                                 $521,700            $ 477,900
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    600            $     700
          Notes payable                             17,200                  900
          Accounts payable                          16,200               18,600
          Accrued expenses:
             Salaries, wages, benefits              18,900               13,400
             Income taxes payable                   11,500                5,400
             Other current liabilities              27,100               19,000
     ---------------------------------------------------------------------------
     Total current liabilities                      91,500               58,000
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion      94,900               87,400
     Deferred income taxes                          30,600               30,100
     Other long-term liabilities                    25,300               24,700
     Shareholders' equity                          279,400              277,700
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $521,700              $477,900
     ---------------------------------------------------------------------------

     See accompanying notes to interim financial statements.

     The West Company Incorporated and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)


                                                                  Nine Months Ended
                                                          Sept. 30, 1998      Sept. 30, 1997
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 45,800           $  46,200
          Changes in assets and liabilities                    (3,000)             10,400
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 42,800              56,600
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (27,900)            (23,500)
          Proceeds from sale of assets                            900                 200
          Payments for acquisitions, net of cash acquired     (19,500)                  -
          Customer advances, net of repayments                    900                   -
     -----------------------------------------------------------------------------------------
     Net cash used in investing activities                    (45,600)            (23,300)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Net borrowings under revolving credit agreement       5,800                   -
          Repayment of long-term debt                          (1,900)             (1,100)
          Notes payable, net                                      700                (100)
          Dividend payments                                    (7,500)             (6,900)
          Sale of common stock, net                             2,000               2,400
     -----------------------------------------------------------------------------------------
     Net cash used in financing activities                       (900)             (5,700)
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                           1,500              (1,800)
     -----------------------------------------------------------------------------------------
     Net (decrease) increase in cash, including equivalents  $ (2,200)            $25,800
     -----------------------------------------------------------------------------------------
     See accompanying notes to interim financial statements.

                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)


          The interim consolidated financial statements for the period ended September 30, 1998 should be read in conjunction with the consolidated financial statements and notes thereto of The West Company, Incorporated appearing in the Company's 1997 Annual Report on Form 10-K. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1998 and the related unaudited Consolidated Statement of Operations for the three and nine month period then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine month period then ended and for the comparative period in 1997 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include depreciation due to use of the half year convention, certain employee benefit costs, annual quantity discounts, and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results except that the 1998 charge for acquired research and development, the 1997 German tax reorganization, and taxes applicable to operating results in Brazil are recorded on a basis discrete to the period, and prior year adjustments, if any, are recorded as identified.

             Net Loss Per Share
             ---------------------
             For the nine months ended September 30, 1998, because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plan are not included in average shares assuming dilution.





                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          2. Inventories at September 30, 1998 and December 31, 1997 are summarized as follows:

                  (in thousands)                1998            1997
                                              --------       --------
                  Finished goods             $ 15,600        $ 15,800
                  Work in process              13,900           8,100
                  Raw materials                15,300          14,400
                                              --------       --------
                                             $ 44,800        $ 38,300
                                              --------       --------
                                              --------       --------

          3. The carrying value of property, plant and equipment at September 30, 1998 and December 31, 1997 is determined as follows:

                  (in thousands)                       1998          1997
                                                    --------     --------
                  Property, plant and equipment     $466,700     $428,600
                  Less accumulated depreciation      252,900      226,400
                                                    --------     --------
                  Net property, plant and equipment $213,800     $202,200
                                                    --------     --------
                                                    --------     --------

          4. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the disclosure of comprehensive income and its components. Comprehensive income is the total of net income and other revenue, expenses, gains and losses for the period, which are excluded from net income under generally accepted accounting principles. For the three and nine months ended September 30, 1998 and 1997, the Company's comprehensive income (loss) is as follows:

                               Three Months Ended      Nine Months Ended
                               9/30/98     9/30/97    9/30/98    9/30/97
     (in thousands)            -------     -------    -------    -------
     Net income (loss)         $6,500    $ 17,300    $(3,300)    $35,800
     Foreign currency
      translation adjustments   4,100        (900)     1,400      (9,000)
                              --------    --------   --------    --------




     Comprehensive income

                    The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


      (loss)                  $10,600     $16,400    $(1,900)    $26,800
                              --------    --------   --------    --------
                              --------    --------   --------    --------


               In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an
               Enterprise and Related Information". As required by the standard, the Company will begin reporting under SFAS No. 131 in its 1998 Annual Report.

               On June 16, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". The statement will be effective for the Company in the year 2000. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The impact that this accounting standard will have on the Company's financial position and results of operations cannot be determined at this time.

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

          5. Common stock issued at September 30, 1998 was 17,165,141 shares, of which 160,314 shares were held in treasury. A dividend of $.15 per common share was paid in the third quarter of 1998, and a dividend of $.16 per share payable on November 4, 1998 to holders of record on October 21, 1998 was declared on August 11, 1998.

          6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based

                                                                   Page 12
                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


               on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.3 million at September 30, 1998 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next two to five years. The Company has not anticipated any possible recovery from insurance or other sources.

          7. At September 30, 1998 the cumulative number of employees terminated in accordance with the restructuring plan announced on March 29, 1996 was 225 and total payout of severance and benefits was $7.0 million. Restructuring activities, except for the sale of one building and certain excess equipment and payout of remaining severance, have been completed.

               On September 8, 1998, the Company recorded a pre-tax charge of $4.0 million. The charge is related to employee reductions associated with identified manufacturing and other efficiencies. The charge covers severance and benefits for 92 employees and other related charges. At September 30, 1998, the total payout of severance and benefits associated with this charge was $0.2 million.

          8. On March 31, 1998, the Company acquired for approximately BPS 20 million ($33.5 million at March 31, 1998) the remaining 70% interest in DanBioSyst U.K. Ltd. ("DBS"), making DBS a wholly-owned subsidiary. This transaction is accounted for by the purchase method, and was financed with cash of $9.4 million, 320,406 shares of restricted common stock valued at $8.7 million, and short-term notes of $15.4 million. The preliminary allocation of the purchase price follows:

               (in thousands)
               Current assets                            $1,300
               Equipment and leasehold improvements         800
               In-process research & development         28,200
               Other intangibles                            400
               Goodwill                                   2,800

               Estimated in-process research and development was written off at the date of acquisition. Operating results of DBS were consolidated beginning on April 1, 1998.

               On  July 1, 1998 the Company acquired Betraine, Ltd. for BPS
               7.2 million ($11.8 million at July 1, 1998) Betraine manufactures precision injection molded plastic components for the healthcare and consumer products industries. The

                                                                   Page 13
                   The West Company, Incorporated and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


               acquisition is accounted for as a purchase and results were consolidated as of July 1, 1998. The acquisition was financed from existing cash. The assets and liabilities have been consolidated based on a preliminary allocation of the purchase price; final allocation is expected by year end 1998. The excess of the purchase price over the net assets acquired will be amortized over 20 years.

          9. On September 9, 1998 the Company commenced a "Dutch Auction" self-tender for up to 2,000,000 shares at a price range of not less than $27.00 per share and not more than $31.00 per share. The self-tender period expired on October 7, and on October 8 the Company announced that it would purchase approximately 2,000,000 shares at a price of $30.00 per share in accordance with the terms of the tender offer. The shares purchased represent approximately 11.8% of the shares outstanding immediately prior to the offer. The Company financed the purchase of the shares with funds borrowed under available lines of credit.


                                                                    Page 14

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations.
          ----------------------

          Results of Operations for the Three and Nine Month Periods
          ---------------------------------------------------------
          Ended September 30, 1998 Versus Comparable 1997 Periods
          --------------------------------------------------

          Net Sales
          ----------
          Net sales for the third quarter of 1998 were $113.9 million, an 8% increase compared with net sales of $105.2 million for the same quarter in 1997. Service sales to both healthcare and consumer product markets in the U.S. increased sharply over 1997 because of strong demand for contract packaging and manufacturing services. Product sales to healthcare customers were flat in North and South American markets, but 11% higher in European markets due to a combination of increased demand and the acquisition of Betraine, Ltd. on July 1, 1998. In addition product sales to consumer markets were 12% higher due largely to the introduction of Procter & Gamble's new Crest Multicare product and the acquisition of Betraine, Ltd. The total sales of companies acquired in 1998 included in the third quarter 1998 consolidated sales was $2.7 million. The impact on reported sales of foreign currency exchange rates was marginally favorable in the quarter as the U.S. dollar was stronger versus Asian currencies but weaker against European currencies.

          Net sales for the first nine months of 1998 were $334.9 million, a 2% decrease compared with $343.0 million for the first nine months of 1997. Product sales to U.S. healthcare and consumer markets were lower, a result of reduced sales to several key healthcare market customers, in part due to reductions in customers' inventory levels, and a combination of lower resin prices and loss of business at two accounts to competitors, respectively. Stronger sales in Europe due to demand and acquisitions (Betraine and DanBioSyst U.K. Ltd) partially offset this reduction. Other international markets had lower sales. Also, the stronger U.S. dollar reduced reported sales by $4.0 million.

          Gross Profit
          -------------
          Gross profit margins improved for the third quarter and for the nine months. The gross profit margin for the third quarter was 29.2% of net sales compared with 27.7% for the same period in 1997. The gross profit margin for the nine month period was 29.7% up from 28.6% in 1997.






                                                                    Page 15

          The Company continues to benefit from efficiencies and

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          -----------------------------------
          cost saving programs. In addition, margins on sales of contract services have improved due to mix, and margins on product sales to consumer markets has improved in part due to resin price decreases passed through to customers.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative (SG&A) expenses increased $1.0 million compared with the third quarter 1998, but declined as a percentage of sales from 15.4% in the third quarter 1997 to 15.2% in 1998. The impact of the stronger U.S. dollar and higher income on pension plan assets did not offset increased selling costs for contract services and the consolidation of SG&A expenses associated with companies acquired in 1998.

          In the nine month comparisons, SG&A expenses in 1998 decreased by $0.9 million compared with 1997 and rose slightly as a percentage of net sales. Higher income on pension plan assets, lower cost for other employee benefits and the impact of the stronger U.S. dollar more than offset SG&A expenses recorded by companies acquired in 1998.

          Restructuring Charge
          --------------------
          The information contained in Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference, describes the Company's charge to earnings in the third quarter of 1998, related to staff reductions, which are expected to reduce the headcount by about 1%.

          Acquired Research and Development
          ---------------------------------
          The information contained in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference, describes the Company's acquisition of DanBioSyst and the allocation of the purchase price based on an appraisal. Acquired in-process research and development expense of $28.2 million was expensed, as required, at the time of purchase.

          Other (income) expense
          ----------------------
          In the third quarter, provision for losses on certain investments and disputed claims of former employees and losses on sale of fixed assets, reduced third quarter other income by $0.6 million. However, interest income was higher in the third quarter and for the nine month period reflecting higher average temporary cash investments during the periods. The interest income declined in the third quarter due to the cashpurchase of Betraine on July 1,

                                                                  Page 16
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          -----------------------------------

          1998.

          Interest Expense and Equity in Affiliates
          --------------------------------------------
          Interest expense increased in  the third quarter and   nine month
          period comparisons, due to additional debt associated with the DanBioSyst acquisition.

          Equity in net income of affiliated companies was lower in both the quarter and nine months compared with the same periods in 1997. Lower income at Daikyo Seiko, Ltd., a Japanese company in which the Company owns a 25% equity stake, resulted from a sharp decline in third quarter sales, which drastically decreased margins and offset prior year-to-date comparative increases. Income at Mexican affiliates, in which the Company has a 49% equity stake, were also lower in part due to unfavorable currency exchange impacts.

          Taxes
          -----
          The effective tax rate for the 1998 nine month period was 38.5%, excluding the charge for the acquired research and development. This rate is significantly higher than the full year 1997 effective tax rate of 23.2% which was affected by two, third-quarter 1997 events: a tax reorganization of the Company's German subsidiaries and repatriation of cash dividends from certain subsidiaries. These two events resulted in a full year net tax benefit of $7.9 million to the Company in 1997; excluding this benefit, the 1997 effective tax rate was 37%. The expected increase in the 1998 tax rate reflects the geographic mix of earnings.

          Net Income
          ----------
          Net income for the third quarter 1998 was $6.5 million , or $.38 per share. Results include an after-tax restructuring charge of $2.5 million, associated mainly with staff reductions. In the third quarter of 1997, the Company reported net income of $17.3 million, or $1.05 per share, which included a net tax benefit of $9.4 million, or $.57 per share, associated mainly with the legal reorganization of German subsidiaries. Excluding these unusual items in both periods, net income increased by 13% in the quarter to $.53 per share from $.48 per share.

          The Company reported a net loss for the nine-month period of $3.3 million, or $.20 per share. Results include the $28.2 million charge relating to the in-process research and development associated with the acquisition of DanBioSyst and a net restructuring charge of $2.5 million.

                                                                 Page 17
          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          -----------------------------------

          In 1997, the year-to-date net income was $35.8 million, or $2.18 per share, which included a net tax benefit of $9.4 million related mainly to the tax reorganization of the Company's German subsidiaries. Excluding these unusual items in both periods, 1998 net income for the nine months increased by 4% to $1.62 per share from $1.60 per share in 1997.

          Financial Position
          -------------------
          Working capital at September 30, 1998 was $94.8 million compared with $112.7 million at December 31, 1997. The working capital ratio at September 30, 1998 was 2.0 to 1. Cash provided by operations, was adequate to fund capital expenditures and make dividend payments of $.45 per share. The cash portion of acquisitions was financed using available cash and borrowings totalling $6.9 million. The borrowings were used for a portion of the cash required for the DanBioSyst acquisition, (see disclosure on the acquisition in Note 8 to the Consolidated Financial Statements).
          In addition, sellers received a portion of the purchase price, $15.4 million, in short-term notes and 320,406 shares of common stock. The acquisition price of Betraine was all cash (see disclosure on the acquisition in Note 8 to the Consolidated Financial Statements).

          Total debt as a percentage of total invested capital was 28.7% at September 30, 1998, compared with 24.2% at December 31, 1997. At September 30, 1998, the Company had available unused lines of credit of $114.9 million. Net borrowings of $5.8 million under a short-term line of credit were classified as long-term because of the Company s intent to renew the borrowings using available long-term credit facilities. On October 8, 1998, the Company acquired 2,000,000 shares of Common Stock at $30.00 per share at the close of a "Dutch Auction" tender offer. The Company funded the stock purchase using available lines of credit, but is currently negotiating long-term financing. Available lines of credit and cash flow from operations are adequate, in the opinion of management, to meet future cash requirements.

                                                          Page 18
          YEAR 2000
          ---------
          Background
          ----------
          Many computer systems were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations.

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          -----------------------------------

          The Company's Year 2000 Program
          -------------------------------
          With the assistance of an independent consultant, the Company has developed a comprehensive, centrally maintained, corporate-wide Year 2000 project plan designed to manage and carry out activities to address the Year 2000 issue. The Company's plan is being implemented by a Project Team consisting of two-full-time staff members, representatives from staff functions, and at least one project manager from each of the Company's locations.

          The plan calls for the Company to have completed modifications necessary to address the Year 2000 issue by June 30, 1999. The progress of the Company's Year 2000 efforts is reviewed monthly by senior management and reports are provided to the Company's Audit Committee and Board of Directors on a periodic basis throughout the year.

          The Company has completed a risk assessment of the impact of the Year 2000. The assessment identified and prioritized critical business processes and plant locations to be targeted for remediation, replacement or other corrective action. The Company has also substantially completed an inventory of all application software, hardware, operating systems software, desktop software and computer-controlled manufacturing and facility equipment from all Company locations worldwide to identify potential Year 2000 problems.

          The Company has made significant progress in remediating or replacing critical information systems which support business functions. Due to multiple geographical locations, discrete computer systems exist in the U.S., Europe, South America and Asia/ Pacific regions. The U.S. (other than Paco Pharmaceutical Services) and European-based manufacturing, financial-reporting and payroll systems have been completed, and other systems, including Paco, are at various stages of completion, but are on-schedule to be completed during the first half of 1999. Desktop inventory and assessment audits are expected to be completed by the end of the year, with corrective action expected to be completed by July 1, 1999.

          The assessment of research and development, manufacturing processes and facility management systems is well underway at all plant locations. Remediation and replacement, as necessary, of all critical software-dependent systems are expected to be completed by June 30, 1999. The Company is relying on a combination of testing, replacement and certification letters from
                                                            Page 19

          Management's Discussion and Analysis of Financial Condition and
          --------------------------------------------------------------
          Results of Operations. (Continued)
          -----------------------------------

          equipment and system vendors as part of its Year 2000 program.

          The Company has received Year 2000 compliance certifications from all of its major raw-materials suppliers and major service providers to ensure that delivery of required supplies and services continues uninterrupted.

            Based on the progress to date, no contingency plans are expected to be needed, and therefore none have been developed.
          However,  because the  Company's  Year 2000  program schedule  is expected to be substantially complete by June 30, 1999, the Company believes adequate time will be available to address deficiencies without a material impact on manufacturing and operations, customer service and other critical business functions. Nonetheless, if such deficiencies are not addressed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

          Internal and external resources are being used to remediate or replace non-compliant technology, and to appropriately test Year 2000 modifications. The program and related expenditures are being funded through operating cash flows. The project to address Year 2000 began in April 1997. The pretax costs incurred to date for this effort were approximately $3.7 million and $1.0 million in 1998 and 1997, respectively. Generally, compliance software is being implemented for its improved functionally. As a result $3.3 million and $1.0 million have been capitalized in
          1998  and   1997, respectively.  The Company does not separately
          track the cost and time that its own internal employees spend on the Y2K project. Such costs are principally the related payroll costs for its management information systems group. The Company expects costs of approximately $5.0 million will be incurred in 1999 to substantially complete the effort.

          The cost of the Year 2000 project and the date on which the Company believes it will substantially complete modifications are based on management s best estimates. Such estimates were derived using project-management software and information from individual project team members. The estimates are based on numerous assumptions of future events, including the continued availability of certain resources and other factors. Because none of these estimates can be guaranteed, actual time and cost to complete modifications could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the reliability and timely receipt of vendor certifications, the appropriateness and effectiveness of testing and validation methods, the availability and cost of trained personnel and the timely availability of replacement hardware and software and similar uncertainties.




          Item  3.   Quantitative and  Qualitative Disclosure  about Market
          Risk
                  ------------------------------------------------------
          Not applicable.   This requirement will become  effective for the
          Company filings including annual financial statements for 1998.

          Part II - Other Information

            Item 1.  Legal Proceedings
                    -----------------
                    None.


            Item 6. Exhibits and Reports on Form 8-K
                  -----------------------------------
            (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

            (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1998.

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






          November 16, 1998             /s/ Steven A. Ellers
          -------------                 ---------------------------------
          Date                          (Signature)

                                        Steven A. Ellers
                                        Senior Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)

                                  INDEX TO EXHIBITS
          Exhibit
          Number

          (3) (a)   Amended  Articles  of  Incorporation  of  the
                    Company.

          (3) (b)   Amended By-Laws of the Company.

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

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedule

          (99)      None.

                                         F-1

                                                                  Page 24