Form 10-K
period 1998-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 1999-05-06
CIK 105770

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998
                                              ----------------
                            Commission File Number 1-8036
                                                  ---------
                    WEST PHARMACEUTICAL SERVICES, INC.
                    --------------------------------------
                (Exact name of registrant as specified in its charter)

                Pennsylvania                              23-1210010
          ------------------------------------          -------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)            Identification Number)


          101 Gordon Drive, PO Box 645, Lionville, PA          19341-0645
          ---------------------------------------------    ----------------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code  610-594-2900
                                                             ----------


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

          As of March 17, 1999, the Registrant had 15,099,072 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $514,312,140.

          Exhibit Index appears on pages F-1, F-2, F-3, and F-4.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         ------------------------------------
          Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 1998 fiscal year (the "1998 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and (2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                        PART I

          Item l.   Business
                    --------

                                     The Company
                                     -----------


          West Pharmaceutical Services, Inc. (formerly The West Company, Incorporated) applies value-added services to the process of bringing new drug therapies and healthcare products to global markets. West's technologies include the design and manufacture of packaging components for pharmaceutical, healthcare and consumer products; the research and development of drug delivery systems, and contract laboratory services and other services that support the manufacturing, filling and packaging of pharmaceutical, healthcare and consumer products. The Company's activities are organized in three operating segments: 1) the Device Product Development segment (consisting of four regional business units serving global markets) designs, manufactures, and sells stoppers, closures, medical device components and assemblies made from elastomers, metal and plastics; 2) the Contract Services segment (consisting of two business units serving the United States and Puerto Rico markets) provides contract manufacturing and contract packaging services to the pharmaceutical and personal care industries and contract laboratory services for testing injectable drug packaging; and
          3) the Drug Delivery Research and Development segment (consisting of two business units) identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. As of December 31, 1998, the Company and its subsidiaries had 4,800 employees.

          The Company, a Pennsylvania business corporation, was founded in 1923. The executive offices of the Company are located at 101 Gordon Drive, PO Box 645, Lionville, Pennsylvania 19341-0645, approximately 35 miles from Philadelphia. The telephone number at the Company's executive offices is 610-594-2900. As used in this Item, the term "Company" includes West Pharmaceutical Services, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

                              Device Product Development
                                  Principal Products
               --------------------------------------------------------

          Pharmaceutical Stoppers
          -----------------------
          The Company is the world's largest independent manufacturer of stoppers for sealing drug vials and other pharmaceutical containers. Several hundred proprietary formulations are molded from natural rubber and synthetic elastomers into a variety of



          stopper  sizes,  shapes and  colors.   The  stoppers are  used in
          packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs.

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

          Metal Seals
          -----------
          The Company also offers a broad line of aluminum seals in various sizes, shapes and colors. The seals are crimped onto glass or plastic pharmaceutical containers to hold the stoppers securely in place. The top of aluminum seals often contains tamper-evident tabs or plastic covers, which must be removed before the drug can be withdrawn.

          Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper.

          Other Products
          ---------------
          Other products for the pharmaceutical industry include:

                Products  used in  the packaging  of  non-injectable drugs such as rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures

                Plastic  bottles  and  containers  for the  pharmaceutical industry

                Rubber and  plastic  components for  empty and  pre-filled disposable syringes such as plungers, hubs and needle covers



                Blood-sampling system  components, including  vacuum  tube stoppers and needle valves, and a number of specialized rubber and plastic components for blood-analyzing systems and other medical devices

                Disposable infant nursers and individual nurser components

          The Company also manufactures a wide range of standard and custom-designed plastic threaded caps and containers for the personal-care industry. The caps, produced mainly for cosmetics and toiletries, come in many different sizes and colors. The Company also makes closures for food and beverage processors. The Company focuses its efforts on multiple-piece closures that require high-speed assembly.


          Product Development
          ------------------------
          The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering staffs are responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. Approximately 120 professional employees were engaged full time in these activities in 1998. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were approximately $9.2 million in 1998, $8.8 million in 1997 and $8.9 million in 1996, net of cost reimbursements by customers.

          Recent Developments
          -------------------
          The Company has taken  steps to expand its product  offerings and
          improve   competitiveness  of  its   Device  Product  Development
          operating segment.

          The Company increased its capacity in the components area with the acquisition of Schubert Seals A/S, a Danish manufacturer of rubber components and metal seals servicing the European pharmaceutical industry. A 51% ownership interest was acquired in May 1994 and the remaining 49% in December 1995. The company's name was recently changed to "West Pharmaceutical Services Danmark A/S."

          In 1996 and 1997, the Company implemented a major restructuring plan announced in 1996. The plan included the closing or downsizing of six manufacturing facilities, withdrawal from the machinery business and an approximate 5% reduction in the workforce. The restructuring was designed to reduce the costs associated with multiple plant sites and shift certain production capacity to lower-cost locations. In 1998, a further 1%



          reduction in the workforce, made possible by manufacturing and other operating efficiencies, was announced. (Additional information pertaining to these activities is incorporated by reference to the Note "Restructuring Charges" of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders.)

          In 1998, the Company acquired Betraine Limited, a company located in the U.K., which manufactures precision injection molded plastic components for the healthcare and consumer industries. The acquisition expanded global capabilities in the non-injectable market.

                                  Contract Services
                                  Principal Services
                           --------------------------------

          Contract Packaging and Contract Manufacturing
          ---------------------------------------------
          The Company entered into the pharmaceutical services market in 1995 with its acquisition of Paco Pharmaceutical Services, Inc. ("Paco"). Paco's name was recently changed to West Pharmaceutical Services Lakewood, Inc. (West Lakewood).

          West Lakewood provides contract manufacturing and packaging of products for pharmaceutical and consumer-products companies. With its flexible manufacturing environment and workforce, West Lakewood has the capability to quickly undertake to make and package products according to customers' specifications, usually employing customer-supplied raw materials. Once the operation is complete, West Lakewood delivers the finished product to the customer for final sale and distribution to the end user.

          Customers typically use West Lakewood services on a temporary basis to supplement their own manufacturing or packaging capability during a new-product introduction or special promotion. However, West Lakewood does retain long-term business in both the manufacturing and packaging areas. West Lakewood operates facilities in Lakewood, New Jersey and Canovanas, Puerto Rico.

          West Lakewood contract packaging and manufacturing processes and services are subject to the Good Manufacturing Practice standards applicable to the pharmaceutical industry as well as to numerous other federal and state laws and regulations governing the manufacture, handling and packaging of drugs and other regulated substances.

          West   Lakewood   manufactures   liquids   and   creams,  solids,
          suspensions, and powders.  These products produced include:

                headache and cold medications

                skin lotions



                deodorants

                toothpaste and mouthwash

                metaproterenol and albuterol, products used for inhalation therapy.

          West Lakewood contract-packaging services include the design, assembly and filling of a broad variety of packages, including

                "blister"  packages  (i.e.,  a plastic  film  with a  foil backing)

                 bottles and tubes

                 laminated and other flexible pouches or strip packages

                 aluminum and plastic liquid cup containers

                 paperboard specialty packages

                 innovative tamper-evident and child-resistant packages

          Although the type of package depends on the requirements of the customer, blister packaging or bottles typically are used for tablets and capsules while aluminum or plastic cups, pouches, bottles and tubes are used for liquids, creams, ointments and powders.

          Contract Laboratory Services
          -----------------------------
          In 1998, the Company established the contract laboratory services business, which provides testing services to analyze customers' injectable product packaging. Regulatory agencies require drug companies to demonstrate that packaging components will not contaminate the drug. The test data is generated in a format acceptable for U.S. Food and Drug Administration (FDA) submissions. The services offered include product/closure interaction testing, extractables testing, moisture analysis of closures, particle quantification/analysis, quantification of closure surface silicone, and other custom services. The Company's laboratory complies with applicable Good Manufacturing Practice standards and its laboratory will be FDA registered.

                               Research and Development
                                Drug Delivery Systems
              ---------------------------------------------------------

          In 1993, the Company began developing drug-delivery systems for bio-pharmaceuticals and other drugs that are difficult to administer effectively through traditional injectable or oral routes. Improving the therapeutic performance of these drugs in an economical fashion calls for sophisticated delivery solutions.



          To advance the Company's efforts in this area, in 1994 the Company began acquiring interests in DanBioSyst UK Ltd. (DBS) in 10% annual increments; and in March 1998, acquired the remaining 70% ownership interest, making DBS a wholly-owned subsidiary. DBS is a research company located in Nottingham, England, which specializes in identifying and developing systems for delivery of complex drug molecules, or to assist in delivering drugs to a specific site in the body. DBS engages in research to develop these unique systems and then patents this technology. DBS has patents or patent applications covering a range of delivery platforms including nasal, oral, parenteral, pulmonary and
          rectal/vaginal.        DBS    enters   into    agreements    with
          biopharmaceutical and other drug companies, to apply its delivery system technology to the customers' drug molecule to achieve the desired result.

          The Company's Lionville-based resources are dedicated to development of drug delivery systems. This group's work, until recently, was focused on the Ocufit SR system, a silicone rod small enough to fit behind the eyelid. The Ocufit SR can be designed to release a number of different drugs in predefined quantities over time periods ranging from two weeks to several months without physical intervention. The Ocufit SR is being jointly developed with Escalon Medical Corporation, which owns the basic technology. An Investigative New Drug Application was filed with the FDA late in 1998, and Escalon is now conducting Phase I clinical trials. The Lionville group is also developing products based on DBS patented technology. The current projects relate to nasal delivery of leuprolide and morphine and further development of the Targit delivery system, a coated starch capsule, designed to deliver medication to a specific site in the body.

          The Company had 58 employees directly engaged in these activities as of December 31, 1998 and total expenses were $5.3 million, net of revenues received, in 1998.


                                    Order Backlog
                                    --------------
          Device product orders on hand at December 31, 1998 were approximately $90 million, compared with approximately $80 million at the end of 1997. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

          West Lakewood's twelve-month backlog of unfilled customer orders was approximately $18 million at December 31, 1998 and December 31, 1997. Backlog is defined by West Lakewood as orders written and included in production schedules during the next 12 months. Such orders generally may be cancelled by the customer without penalty.

                                    Raw Materials
                                    --------------

          The Company uses three basic raw materials in the manufacture of its device products: rubber; aluminum; and plastic. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future.

          The Company is pursuing a supply chain management strategy, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw-materials suppliers used by the Company. In some cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. This strategy increases the risks that the Company's supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid-quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.


                                 Patents and Licenses
                                ---------------------
          The Company's device  products patents and  trademarks have  been useful in establishing the Company's market share and in the growth of the Company's manufactured device product business and may continue to be of value in the future, especially in view of the Company's continuing development of its own proprietary products. Nevertheless, the Company does not consider its current manufactured device product business or its earnings to be materially dependent upon any single patent or trademark.

          Although not material at this time, the Company believes its drug delivery development capabilities will play an increasingly important role in the future. DBS has a growing portfolio of patented technology, which is critical to our success because a significant amount of future income is expected to be derived from licensing this technology to customers.

                                   Major Customers
                                  -----------------
          The  Company  provides   manufactured  device  components  and/or
          contract services to major pharmaceutical and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides contract-packaging and contract-manufacturing services for many of the leading manufacturers of personal-care products. The Company distributes its products and services primarily through its own sales force but also uses regional distributors in the United States and Asia/Pacific. The business units have separate sales forces but the Company is increasing the sales effort of each group to sell all of the Company's capabilities.

          Becton Dickinson and Company ("B-D") accounted for approximately 12% of the Company's 1998 consolidated net sales. The principal products sold to B-D are synthetic rubber, natural rubber, metal and plastic components used in B-D's disposable syringes and blood sampling and analysis devices. The Company expects to continue as a major B-D supplier.

          Excluding B-D, the next ten largest customers accounted for approximately 30% of the Company's consolidated net sales in 1998, but no one of these customers accounted for more than 5% of 1998 consolidated net sales.

                                     Competition
                                     ------------
          The Company competes with several companies, some of which are larger than the Company, across its major Device Product Development product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, the Company believes that it supplies a major portion of the U.S. market requirements for pharmaceutical elastomer and metal packaging components and has a significant share of the European market for these components.

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

          The U.S. contract-packaging and manufacturing service industry is highly competitive. For packaging services, West Lakewood competes with three significant companies, only two of which are larger than it. For contract-manufacturing services, West Lakewood competes with four major competitors and several smaller regional companies; several of these competitors are larger than it. In addition, most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capacity to manufacture or package other companies' products on a contract basis. However, most large pharmaceutical and personal healthcare companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

          Many companies provide proprietary drug delivery technologies to the pharmaceutical and biotech markets. However, unlike West, the majority of these companies are focused on a single route of drug administration, and very few have capabilities necessary to take drug products through all stages of the development process and commercial manufacture. The three largest companies, the market leaders, have multiple-delivery technologies, but their strong franchises are in oral, controlled-release delivery systems. West's drug delivery technologies, none of which is currently in commercial production, are in less competitive segments that do not compete with the market leaders.

                              Environmental Regulations
                 ---------------------------------------------------
          The  Company  does not  believe that  it  will have  any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated by reference herein.


                                    International
                                   ---------------

          The Note "Affiliated Companies" and the Note "Segment Information" of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders are incorporated herein by reference.

          The Company believes that its international business does not involve a substantially greater business risk than its domestic business. Financial crises in the Asia/Pacific region and more recently in our major markets in South America have resulted in a decline in demand for the Company's products in these regions; however, direct sales to customers in these markets have historically not been significant, representing less than 10% of consolidated sales.

          The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency Translation" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Debt" and in the Note "Financial Instruments" of Notes to Consolidated Financial



          Statements   of  the   1998   Annual   Report  to   Shareholders,
          incorporated herein by reference.


          Item 2.   Properties
                    -----------
          In the Device Product Development operating segment, the Company maintains nine manufacturing plants and two mold and die production facilities in the United States, one manufacturing plant in Puerto Rico, and a total of eight manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Brazil and Singapore.

          In the Contract Services operating segment, the Company maintains one facility in the United States and one facility in Puerto Rico to provide contract manufacturing and packaging services. Contract Laboratory services are provided from the Company's Lionville, Pennsylvania facility.

          The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. The Company conducts drug delivery research and development in a leased facility located in Nottingham, England. All other company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany are also used for device product development activities.

          The production facilities of the Company are well-maintained, are operating generally on a two- or three-shift basis and are adequate for the Company's present needs.

          The principal facilities in the United States and Puerto Rico are as follows:

          - Approximately 839,000 square feet of owned and 997,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Nebraska, North Carolina and Puerto Rico.

          The principal international facilities are as follows:

          - Approximately 530,000 square feet of owned space and 67,700 square feet of leased space in Germany, England, Denmark and France.

          -  Approximately 69,000 square feet of owned space in Brazil.

          -  Approximately 92,000 square feet of owned space in Singapore.

            Of the aforementioned currently owned facilities, approximately 354,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1998 Annual

          Report to Shareholders, which information is incorporated herein by reference.

             Sales office facilities in separate locations are leased under short-term arrangements.

             The Company also holds for sale former manufacturing facility space in Puerto Rico - totaling 42,000 square feet.



          Item 3.   Legal Proceedings.
                    -----------------
          None

          Item 4.   Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------
          None.

          Item 4 (a) Executive Officers of the Registrant
                 -----------------------------------------

          The executive officers of the Company at March 31, 1999 were as follows:

          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------
          George R. Bennyhoff1  55  Senior Vice  President, Human Resources
                                    and Public Affairs.

          Jerry E. Dorsey1      54  President  and Chief  Operating Officer
                                    since   September    1998,   previously
                                    Executive  Vice   President  and  Chief
                                    Operating  Officer  from  June 1994  to
                                    August   1998;  Group   President  from
                                    August  1993  to June  1994; President,
                                    Health Care  Division from May  1992 to
                                    July 1993 for the Company.

          Steven A. Ellers1     48  Senior   Vice   President   and   Chief
                                    Financial  Officer  since  March  1998;
                                    previously Group  President from August
                                    1997 to February  1998; Corporate  Vice
                                    President,  Sales  from  April 1996  to
                                    July  1997; Vice  President, Operations
                                    from  June  1994  to March  1996;  Vice
                                    President  Asia/Pacific   and  Managing
                                    Director,  Singapore  from May  1990 to
                                    May 1994 for the Company.


          John R. Gailey III1   44  Vice  President  since  December  1995,
                                    General  Counsel  since  May  1994  and
                                    Secretary.

          Stephen M. Heumann1   57  Vice  President  since  May   1994  and
                                    Treasurer.

          Lawrence P. Higgins1  59  Vice  President,  Operations since  May
                                    1996 and prior  to joining the  Company
                                    an  international  business  consultant
                                    from  1994  to  1996  and  Senior  Vice
                                    President International Operations  for
                                    Revlon,  Inc.,   a  cosmetics  company,
                                    from 1992 to 1994.


          1 Holds position as corporate officer elected by the Board of Directors for one year term.

          Name                  Age Business  Experience  During Past  Five
                                    Years
          ----                  --- ---------------------------------------
          William G. Little1    56  Chairman  of the Board  since May 1995,
                                    Director  and  Chief Executive  Officer
                                    for  the Company  and President  of the
                                    Company until September 1998.

          Donald E. Morel, Jr.1 41  Group   President  since   March  1998;
                                    previously,  Corporate Vice  President,
                                    Scientific  Services  from May  1995 to
                                    February 1998; Vice President, Research
                                    &  Development from August  1993 to May
                                    1995   and   prior   thereto   Director
                                    Research  &  Development,  Health  Care
                                    Products  Division  from  May  1993  to
                                    August 1993 for the Company.

          Anna Mae Papso1       55  Vice President and Corporate Controller

          Anthony A. Sinkula    61  Vice  President  and  Chief  Scientific
                                    Officer  since July  1998 and  prior to
                                    joining  the  Company  a consultant  to
                                    several major  pharmaceutical companies
                                    and the National Cancer Institute.






          1 Holds position as corporate officer elected by the Board of Directors for one year term.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
                    --------------------------------------------------

          The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1998 and 1997 were as follows:

                First        Second       Third       Fourth
               Quarter       Quarter     Quarter      Quarter        Year
              High  Low    High   Low   High  Low    High  Low    High   Low
      1998    321/4 2815/16   33     28     30   25    3511/16  27   3511/16   25
      1997    291/4  27     30    27    343/16  281/2 351/16   28    351/16   27

          As of December 31, 1998, the Company had 1,903 shareholders of record. There were also 2,900 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.14 per share in each of the first three quarters of 1997; $.15 per share in the fourth quarter of 1997 and each of the first three quarters of 1998; and $.16 per share in the fourth quarter of 1998.


          Item 6. Selected Financial Data.
                  -----------------------
          Information  with  respect to  the  Company's  net sales,  income
          (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 1998 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Year-End Financial Position" of the 1998 Annual Report to Shareholders.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  ---------------------------------------------------------
          The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1998 Annual Report to Shareholders.

          Item 7A.  Quantitative  and Qualitative  Disclosure about  Market
          Risk
                   --------------------------------------------------------
          The information called for by this Item is incorporated by reference to the Notes "Financial Instruments", "Summary of
          Significant Accounting Policies" of Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders.

          Item 8. Financial Statements and Supplementary Data.
                  -------------------------------------------
          The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 1998 Annual Report to Shareholders.


          Item 9.  Changes  in   and  Disagreements   With  Accountants   on
                   Accounting and Financial Disclosure.
                   -------------------------------------------------------

          None.


                                       PART III

          Item 10. Directors and Executive Officers of the Registrant.
                   ---------------------------------------------------
          Information called for by this Item is incorporated by reference to "PROPOSAL #1: ELECTION OF DIRECTORS" and "OWNERSHIP OF COMPANY STOCK" in the Proxy Statement.


          Information about executive officers of the Company is set forth in Item 4 (a) of this report.

          Item 11. Executive Compensation.
                   -----------------------
          Information called for by this Item is incorporated by reference to "INFORMATION ABOUT THE BOARD AND BOARD COMMITTEES - Compensation of Directors"; "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION"; and "COMPENSATION OF NAMED EXECUTIVE OFFICERS" contained in the Proxy Statement.

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

          Item 13. Certain Relationships and Related Transactions.
                   -----------------------------------------------
          None
                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                   -------------------------------------------------------


          (a)  1.   The   following   report  and   consolidated  financial
                    statements,  included  in  the  1998  Annual  Report to
                    Shareholders,   have   been   incorporated  herein   by
                    reference:

                 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996


                 Consolidated    Statements   of   Comprehensive
                 Income for the years ended December 31, 1998, 1997 and 1996

                 Consolidated  Balance Sheets at December 31, 1998 and
                 1997

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

                 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

          (a)  3.   See Index to Exhibits  on pages F-1, F-2,  F-3 and
                    F-4 of this Report.

          (b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1998.

          (c) The exhibits are listed in the Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

          (d)    Financial  Statements  of   affiliates  are   omitted
                 because they do not meet the tests of a significant subsidiary at the 20% level.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      WEST PHARMACEUTICAL SERVICES, INC.
                                                  (Registrant)


                                      By /s/ Steven A. Ellers
                                      --------------------------------
                                      Steven A. Ellers
                                      Senior Vice President
                                      and Chief Financial Officer


                                      March 31, 1999
                                      --------------------------------
                                      Date




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                       Title                   Date
        ---------                        ------                 -------
               William G. Little        Chairman, Director    March 31, 1999
   ---------------------------------    and Chief Executive
   William G. Little                    Officer
     (Principal Executive Officer)


                Tenley E. Albright      Director               March 31, 1999
   -----------------------------------
   Tenley E. Albright *


                John W. Conway          Director               March 31, 1999
   ___________________________________
   John W. Conway*


                George W. Ebright        Director              March 31, 1999
   ------------------------------------
   George W. Ebright*

                Steven A. Ellers         Senior Vice President March 31, 1999
   ------------------------------------  and Chief Financial
   Steven A. Ellers                      Officer


             L. Robert Johnson           Director              March 31, 1999
   ------------------------------------
   L. Robert Johnson*


              William H. Longfield       Director              March 31, 1999
   --------------------------------------
   William H. Longfield*


         Signature                         Title                   Date
        ---------                          ------                 -------
              John P. Neafsey              Director            March 31, 1999
   --------------------------------------
   John P. Neafsey*


                 Anna Mae Papso             Vice President     March 31, 1999
   --------------------------------------   and Corporate Controller
   Anna Mae Papso
          (Principal Accounting Officer)


                                            Director           March 31, 1999
   ---------------------------------------
   Monroe E. Trout


                Anthony Welters              Director          March 31, 1999
   ---------------------------------------
   Anthony Welters*


                J. Roffe Wike, II            Director           March 31, 1999
   ---------------------------------------
   J. Roffe Wike, II*

                Geoffrey F. Worden           Director           March 31, 1999
   ----------------------------------------
   Geoffrey F. Worden*


   *  By William G. Little pursuant to a power of attorney.

                                  INDEX TO EXHIBITS

   Exhibit
   Number

   (3) (a)   Amended  and  Restated  Articles  of Incorporation  of  the
             Company through January 4, 1999.

   (3) (b)   Bylaws of the Company, as amended through October 27, 1998,
             incorporated  by   reference  to  Exhibit   (3)(b)  to  the
             Company's  Form 10-Q  for the  quarter ended  September 30,
             1998 (File No. 1-8036).

   (4) (a)   Form of stock certificate for common stock.

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

   (10) (d)  Amendments to the Long Term Incentive Plan, dated April 30,
             1996, incorporated  herein by  reference  to the  Company's
             Form  10Q for the quarter ended  June 30, 1996 (File No. 1-
             8036).

   (10) (e)  Executive Incentive Bonus Plan 1999.

                                        F - 1

   Exhibit
   Number

   (10) (f)  Non-Qualified Stock Option Plan for Non-Employee Directors,
             reflecting  amendments effective  April 30, 1996  and April
             28,  1998  incorporated  by  reference   to  the  Company's
             Quarterly Report on Form  10-Q for the quarter ended  March
             31, 1998 (File No. 1-8036).

   (10) (g) Form of amended and restated agreement between the Company and certain of its executive officers, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No.1-8036).

   (10) (h)  Schedule   of   agreements    with   executive    officers,
             incorporated herein by reference to the Company's Quarterly
             Report on Form  10Q for  the quarter ended  March 31,  1998
             (File No.1-8036).

   (10) (i) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

   (10) (j) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
             8036).

   (10) (k) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File
             No. 1-8036).

   (10) (l) Retirement Plan for Non-Employee Directors of the Company, as amended April 28, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-8036).

   (10) (m) Employment Agreement dated May 20, 1991 between the Company and William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 (File No. 1-8036).

   (10) (n)  Non-Qualified  Deferred  Compensation  Plan for  Designated
             Executive Officers and Amendments Nos. 1 and 2 thereto.

   (10) (o)  Non-qualified  Deferred  Compensation   Plan  for   Outside
             Directors and Amendment No. 1 thereto.

                                        F - 2

   Exhibit
   Number

   (10) (p)  Lease  Agreement,  dated  August  31,  1978,  between  Paco
             Packaging, Inc. and  Nineteenth Lakewood Corp., as  amended by  Amendment of  Lease,  dated November  30, 1978,  Second
             Amendment of  Lease, dated August 6,  1979, Third Amendment of  Lease,  dated July  24,  1980 and  Fourth  Amendment of
             Lease, dated August 14,  1980, incorporated by reference to
             the   Exhibits  to  Paco   Pharmaceutical  Services,  Inc's
             Registration  Statement on  Form S-1, Registration  No. 33-
             48754, filed with the Commission.

   (10) (q)  Fifth  Amendment of Lease, dated May 13, 1994, to the Lease
             Agreement, dated  August 31, 1978, between  Paco Packaging,
             Inc.   and  Nineteenth  Lakewood   Corp.,  incorporated  by
             reference to the Exhibits  to Paco Pharmaceutical Services,
             Inc.'s  Annual Report on Form 10-K for the year ended March
             31, 1994 (File number 0-20324).

   (10) (r)  Lease  Agreement,  dated  December  9,  1977, between  Paco
             Packaging, Inc. and New Oak Street Corp., as amended by the
             Amendment to Lease Agreement, dated August 31, 1978, Second
             Amendment of Lease, dated April 8, 1979 and Third Amendment
             of  Lease,  dated   November  16,  1983,   incorporated  by
             reference to the Exhibits to  Paco Pharmaceutical Services,
             Inc.'s Registration Statement on Form S-1, Registration No.
             33-48754, filed with the Commission.

   (10) (s)  Lease  Agreement, dated  April  7, 1986,  between Northlake
             Realty  Co. Inc. and  Paco Packaging,  Inc., as  amended by
             Amendment to Lease, dated July 1, 1986, Second Amendment of
             Lease, dated June 15, 1987 between Paco Packaging and C. P.
             Lakewood, L.  P., Agreement,  dated December 29,  1987, and
             Lease  Modification Agreement,  dated  December  13,  1989,
             incorporated  by   reference  to   the  Exhibits   to  Paco
             Pharmaceutical Services, Inc.'s  Registration Statement  on
             Form  S-1,  Registration  No.   33-48754,  filed  with  the
             Commission.

   (10) (t) Collective Bargaining Agreement, dated December 1, 1997, by and between Paco Pharmaceutical Services, Inc. and Teamster
             Local 35 (affiliated with  the International Brotherhood of
             Teamsters),  incorporated by  reference  to  the  Company's
             Annual  Report on Form 10-K for the year ended December 31,
             1997 (File No.1-8036).

   (10) (u)  1998 Key Employee Incentive Compensation  Plan, dated
             March 10, 1998, incorporated by reference to the Company's
             Annual Report on Form 10-K for the year ended
             December 31, 1997 (File No.1-8036).

   (10) (v)  Asset  Purchase  Agreement  Among   Collaborative  Clinical
             Research,  Inc., GFI Pharmaceutical Services, Inc., and WCE
             clinical Evaluations  and West Pharmaceuticals,  Inc. dated
             December 28, 1998.

                                        F - 3
   Exhibit
   Number

   (11)      Not Applicable.

   (12)      Not Applicable.

   (13)      Portions of 1998 Annual Report to Shareholders.

   (16)      Not applicable.

   (18)      None.

   (21)      Subsidiaries of the Company.

   (22)      None.

   (23)      Consent of Independent Accountants.

   (24)      Powers of Attorney.

   (27)      Financial Data Schedules

   (99)      None.

