Form 10-Q
period 1999-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 1999-05-17
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended   March 31, 1999
                                                  ---------------
                          Commission File Number   1-8036
                                                   ------
                          WEST PHARMACEUTICAL SERVICES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Pennsylvania                        23-1210010
           -------------------------------------     ----------------------
          (State   or  other   jurisdiction   of        (I.R.S. Employer
          incorporation or organization)             Identification Number)


              101 Gordon Drive, PO Box 645,
                    Lionville, PA                          19341-0645
          -------------------------------------      ----------------------
             (Address of principal executive                 (Zip Code)
          offices)


          Registrant's telephone number, including area code  610-594-2900
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
                         ---       ---
                        March 31, 1999 -- 15,033,072
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                     Page 2


                                        Index

                                  Form 10-Q for the
                             Quarter Ended March 31, 1999


                                                                     Page


          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three Months  ended March 31,  1999 and March
                         31, 1998                                         3
                     Condensed Consolidated  Balance Sheets  at  March
                         31, 1999 and December 31, 1998                   5
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Three Months ended March 31, 1999 and
                         March 31, 1998                                   7
                     Notes to Consolidated Financial Statements           8

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      12

               Item 3.   Quantitative and Qualitative Disclosure
                         about Market Risk                               16

          Part II - Other Information

               Item 1.   Legal Proceedings                               17

               Item 6.   Exhibits and reports on Form 8-K                17

          SIGNATURES                                                     18

               Index to Exhibits                                        F-1


                                                                      Page 4


     Part I - Financial Information
     Item 1.  Financial Statements
     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                                                        Quarter Ended
                                                             March 31, 1999        March 31, 1998
                                                            ---------------        --------------
     Net sales                                              $ 114,200 100   %       $105,200  100   %
     Cost of goods sold                                        79,800  70             73,900   70
     ---------------------------------------------------------------------------------------------------
          Gross profit                                         34,400  30             31,300   30
     Selling, general and administrative expenses              17,000  15             16,800   16
     Acquired research and development                             -   -              28,200   27
     Other income, net                                             -   -                (600)  -
     ---------------------------------------------------------------------------------------------------
          Operating profit (loss)                              17,400  15            (13,100) (13)
     Interest expense                                           2,000   2              1,200    1
     ---------------------------------------------------------------------------------------------------
          Income (loss) before income taxes
             and minority interests                            15,400  13            (14,300) (14)
     Provision for income taxes                                 5,900   5              5,400    5
     Minority interests                                           100   -                 -
     ---------------------------------------------------------------------------------------------------
          Income (loss) from consolidated operations            9,400   8   %        (19,700) (19)  %
                                                                      ----                    ----
     Equity in net income of affiliated companies                 100                      -
     ---------------------------------------------------------------------------------------------------
          Net income (loss)                                 $   9,500               $ (19,700)
     ---------------------------------------------------------------------------------------------------
     Net income (loss) per share:
          Basic                                              $    .63               $  (1.19)
          Assuming dilution                                  $    .63               $  (1.19)
     Average common shares outstanding                         15,082                 16,603
     Average shares assuming dilution                          15,133                 16,603

                                                         Page 5

     See accompanying notes to consolidated financial statements.

                                                         Page 6

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED BALANCE SHEETS (Unaudited)
     (in thousands)

                                                  March 31, 1999   Dec. 31, 1998
     ASSETS                                       --------------   -------------
     Current assets:
          Cash, including equivalents             $ 33,000            $  31,300
          Accounts receivable                       68,100               64,400
          Inventories                               41,200               43,500
          Current deferred income tax benefits       9,600                9,700
          Other current assets                      10,600               10,800
     --------------------------------------------------------------------------
     Total current assets                          162,500              159,700
     --------------------------------------------------------------------------
     Net property, plant and equipment             212,900              220,300
     Investments in affiliated companies            15,800               15,700
     Goodwill                                       58,100               61,200
     Deferred charges and other assets              51,000               48,700
     --------------------------------------------------------------------------
     Total Assets                                 $500,300            $ 505,600
     --------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $    700            $     800
          Notes payable                                  -               35,300
          Accounts payable                          18,400               20,800
          Salaries, wages, benefits                 12,700               17,100
          Income taxes payable                      13,000                8,500
          Other current liabilities                 22,800               21,700
     --------------------------------------------------------------------------
     Total current liabilities                      67,600              104,200
     --------------------------------------------------------------------------
     Long-term debt, excluding current portion     139,600              105,000
     Deferred income taxes                          39,000               39,100
     Other long-term liabilities                    26,300               26,600
     Minority interests                                500                  600
     --------------------------------------------------------------------------
     Shareholders' equity                          227,300              230,100
     --------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $500,300            $ 505,600

                                                                     Page 7

     --------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                    Quarter Ended
                                                          March 31, 1999      March 31, 1998
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 16,600           $  14,400
          Changes in assets and liabilities                    (3,200)             (6,000)
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 13,400               8,400
     ----------------------------------------------------------------------------------------
        Cash flows from investing activities:
          Property, plant and equipment acquired               (7,700)             (7,600)
          Proceeds from sale of assets                             -                  800
          Payment for acquisition, net of cash acquired            -               (6,900)
          Customer advances, net of repayments                    100                (900)
     ----------------------------------------------------------------------------------------
     Net cash used in investing activities                     (7,600)            (14,600)
     ----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Repayment of long-term debt                            (800)             (2,400)
          Notes payable, net                                    2,400              23,900
          Dividend payments                                    (2,400)             (2,500)
          Sale of common stock, net                             1,400               1,400
          Purchase of common stock                             (2,900)                  -
     ----------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities       (2,300)             20,400
     ----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                          (1,800)               (100)
     ----------------------------------------------------------------------------------------
     Net increase in cash, including equivalents             $  1,700           $  14,100
     ----------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)


          The interim consolidated financial statements for the quarter ended March 31, 1999 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 1998 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 1999 and the related unaudited Consolidated Statement of Operations and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 1998 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

             Operating Expenses
             ------------------
             To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include certain employee benefit costs, annual quantity discounts and advertising.

             Income Taxes
             -------------
             The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results (excluding the charge for acquired research and development in 1998), except that taxes applicable to operating results in Brazil and prior year adjustments, if any, are recorded as identified.

             Net Loss Per Share
             ---------------------
             In the first quarter 1998 because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plan are not included in average shares assuming dilution.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (continued)

          2. Inventories at March 31, 1999 and December 31, 1998 are summarized as follows:

                  (in thousands)                 1999            1998
                                              --------       --------
                  Finished goods             $ 16,100        $ 15,700
                  Work in process              11,400          13,700
                  Raw materials                13,700          14,100
                                              --------       --------
                                             $ 41,200        $ 43,500
                                              --------       --------
                                              --------       --------

          3. The carrying value of property, plant and equipment at March 31, 1999 and December 31, 1998 is determined as follows:

                  (in thousands)                       1999          1998
                                                    --------     --------
                  Property, plant and equipment     $464,500     $472,200
                  Less accumulated depreciation
                    and amortization                 251,600      251,900
                                                    --------     --------
                  Net property, plant and equipment $212,900     $220,300
                                                    --------     --------
                                                    --------     --------

          4. For the three months ended March 31, 1999 and 1998, the Company's comprehensive income (loss) is as follows:

                                     March 31, 1999  March 31, 1998
                                     -------------- ---------------
               Net income (loss)          $  9,500      $  (19,700)
               Foreign currency
                 translation adjustments    (8,600)         (2,600)
                                           --------        --------
               Comprehensive income (loss) $   900        $(22,300)
                                           --------        --------
                                           --------        --------

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

          5. Net sales to external customers and operating profit by operating segment for the three months ended March 31, 1999 and March 31, 1998 is as follows:

                                           Net Sales     Operating Profit
                                         1999     1998     1999      1998
                                         ----     ----     ----      ----
          Device product development  $93,400  $86,100  $21,500   $19,900
          Contract services            20,600   19,100    2,200       900
          Drug delivery research &
            development                   200       -    (1,400)     (800)
          Corporate and unallocated
            items                          -        -    (4,900)  (33,100)
                                      -------  -------   -------   -------
          Consolidated total         $114,200 $105,200   $17,400 $(13,100)
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

               Compared with December 31, 1998, there were no material changes in the amount of assets as of March 31, 1999 for any operating segment.

          6. Common stock issued at March 31, 1999 was 17,165,141 shares, of which 2,132,069 shares were held in treasury. Dividends of $.16 per common share were paid in the first quarter of 1999 and a dividend of $.16 per share payable to holders of record on April 21, 1999 was declared on March 6, 1999.

          7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.1 million at March 31, 1999 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

          8. On September 8, 1998, the Company recorded a pre-tax charge of $4.0 million. The charge is related to employee reductions associated with identified manufacturing and other efficiencies. The charge covers severance and benefits for 92 employees and other related charges. Through March 31, 1999, the total payout of severance and benefits associated with this charge was $2.4 million.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


          9. On April 20, 1999, West Pharmaceutical Services, Inc. announced the closing of its acquisition of assets of the Clinical Services Division of Collaborative Clinical Research, Inc. (CSD). The total purchase price of approximately $17 million is subject to final adjustment. The acquisition of CSD will be accounted for as a purchase and CSD will be consolidated beginning on May 1, 1999. On a proforma basis this acquisition would not have materially affected historical sales or earnings in the financial statements presented, had the purchase been consummated at January 1, 1998.

          10. On April 8, 1999 the Company entered into an agreement with five insurance companies to borrow a total of $100 million for ten years at a coupon rate of 6.81%, the effective interest rate is 6.91%. Interest is payable quarterly. The proceeds of the private placement were used to repay debt under existing lines of credit, for the acquisition of CSD and general corporate purposes.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations for the Quarter Ended March 31, 1999 Versus
          ----------------------------------------------------------------
          March 31, 1998.
          --------------

          Net Sales
          ----------
          Net Sales for the first quarter of 1999 were $114.2 million, an 8.5% increase compared with net sales of $105.2 million for the same quarter in 1998. In the device product development segment the sales increase was more than 8% driven by strong demand in Europe and Asia. This increase includes sales of $2.2 million in the first quarter generated from Betraine Limited acquired on July 1, 1998. The Company began consolidating Betraine operating results as of July 1, 1998. Sales also increased 7.6% in the contract services segment, and adjusting for the lower level of company supplied materials in 1999 revenues, the sales improvement is more than 17%. Revenue in our drug delivery research & development segment was not significant and as previously indicated is not anticipated to be significant for several years.

          Gross Profit
          ------------
          Consolidated gross profit was $34.4 million, an increase of 9.9% compared with the first quarter 1998. The gross margin for the first quarter was 30.2% of net sales compared with 29.8% in 1998. Gross margins on device product development sales were virtually flat, excluding the impact of low-margin Betraine sales. Continued cost savings through efficiency programs offset the impact of a lower-margin product mix and price competition. In the contract services segment, improved efficiencies, a shift to higher-margin, longer-running jobs and price increases improved the gross margin on sales significantly.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative expenses increased $0.2 million compared with the same period in 1998, but represented only 14.9% as a percentage of sales compared with 15.9% for 1998. The 1998 acquisition of two U.K. companies added to expenses, but these increases were offset, in part, by higher income from pension plan assets and a favorable exchange rate impact.

          Results of Operations for the Quarter Ended March 31, 1999 Versus
          -----------------------------------------------------------------
          March 31, 1998, continued
          --------------------------

          Other (income) expense
          ----------------------
          Reduced cash investment income and foreign currency transaction losses in Europe were the primary factors contributing to the decline in the other income category from $0.6 million of income in 1998 to less than $0.1 million of expense in 1999.

          Interest Expense and Equity in Affiliates
          -----------------------------------------
          Interest expense increased $.8 million in the first quarter comparisons, because of additional debt associated with the $60.0 million repurchase of shares in the fourth quarter of 1998, and the 1998 acquisitions.

          Equity in net income of affiliates increased by $0.1 million compared with first quarter 1998. The contribution to net income from Daikyo Seiko, Ltd. declined but was offset by a positive contribution versus losses from the Company's ownership interest in three Mexican companies.

          Taxes
          -----
          The  effective  tax rate  for the  three  months 1999  was 38.5%, slightly lower than the 39% rate for the same quarter in 1998, excluding the charge for the acquired research and development. The statutory rate reduction in Germany was the major contributor. The effective tax rate for the year 1998, excluding the impact of the charge for acquired research and development, was 37.8%. The estimated increase in the 1999 tax rate reflects the geographic mix of earnings.

          Net Income
          ----------
          Net income for the first quarter 1999 was $9.5 million , or $.63 per share, compared to a loss of $19.7 million, or $1.19 per share, in the same period of 1998. Excluding the charge for acquired research and development, net income for 1998 would have been $8.5 million, or $.51 per share. Average common shares outstanding in the first quarter were 15.1 million compared with
          16.6 million in the first quarter 1998. The reduction in average common shares outstanding is due to the Company's purchase of two million common shares following a Dutch Auction self-tender offer completed in October 1998.

          Financial Position
          ------------------
          Working capital at March 31, 1999 was$94.9 million compared with

          Results of Operations for the Quarter Ended March 31, 1999 Versus
          -----------------------------------------------------------------
          March 31, 1998, continued
          --------------------------

          $55.5 million at December 31, 1998. The working capital ratio at March 31, 1999 was 2.4 to 1. The primary reason for the increase in working capital is the Company's ability to finance $37.6 million of short-term notes payable on a long-term basis using proceeds from a $100 million, 10-year private debt placement closed on April 9, 1999. This private debt placement has a coupon rate of 6.81%, and an effective interest rate of 6.91%.

          Debt as a percentage of total invested capital at March 31, 1999 was 38.1% compared with 37.9% at December 31, 1998.

          In the quarter funds generated from operations more than covered capital spending of $7.7 million, cash dividends of $.16 per share and repurchase of 86,500 shares of common stock at an average price of $33.78 per share. The stock repurchases were made pursuant to a plan authorized by the Company's Board of Directors and announced on March 10, 1999. The plan provides for purchase of up to one million shares of the Company's common stock in open market or privately negotiated transactions.

          The   Company  believes  its   financial  condition  and  current
          capitalization indicate an ability to finance substantial future growth.

          Market Risk
          -----------
          The Company is exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and financial position. These risks are managed periodically with the use of derivative financial instruments such as interest rate swaps and forward exchange contracts. In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.

          At March 31, 1999 and December 31, 1998 the Company had three interest rate swap agreements in effect, with an estimated fair value less than $0.1 million. There were no forward exchange contracts in effect at March 31, 1999.

          Year 2000
          ---------
          The Company continues to execute its comprehensive, corporate-wide project plan designed to address the year 2000 issue using both internal and external resources. The plan is based on a risk assessment, which identified and prioritized critical business processes and plant locations, and an inventory of all computer

          Results of Operations for the Quarter Ended March 31, 1999 Versus
          -----------------------------------------------------------------
          March 31, 1998, continued
          --------------------------

          hardware and  software and computer-controlled  manufacturing and
          facility  equipment.    Remediation  or  replacement  plans  were
          developed, and the project began in April 1997.

          Since year-end 1998, significant progress has been made in the remediation or replacement of critical information systems which support business functions. West-Lakewood's manufacturing systems have been completed and other systems are on schedule to meet the targeted first half completion dates. Desktop computer hardware and software remediation or replacement is in progress with expected early summer completion. Remediation or replacement of software dependent research and development, manufacturing process and facility management systems and equipment is progressing well at all locations. The Company has completed on-site audits of 10 key suppliers in follow-up to previously received readiness disclosures; this program continues.

          Pretax costs incurred in 1999 through March 31 are approximately $0.6 million, of which $0.5 million has been capitalized. The Company expects to spend approximately $4.0 million during the remainder of the year on the project.

          The Company anticipates that required modifications to address substantially all of the year 2000 issues will be completed by June 30, 1999. However, the Company is developing a contingency plan for the year 2000 issues which is in the final stage of development. The Company believes there is adequate time during the last half of 1999 to address any deficiencies without any significant impact on critical business functions.

          The cost of the year 2000 project and the date on which the Company believes it will substantially complete modifications are based on management's best estimates. The estimates are based on numerous assumptions of future events, including the continued availability of certain resources and other factors. Because none of these estimates can be guaranteed, actual time and cost to complete modifications could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the reliability and timely receipt of vendor certifications, the appropriateness and effectiveness of testing and validation methods, the availability and cost of trained personnel and the timely availability of replacement computer hardware, software and equipment and similar uncertainties.

          Results of Operations for the Quarter Ended March 31, 1999 Versus
          -----------------------------------------------------------------
          March 31, 1998, continued
          --------------------------

          Item 3. Quantitative  and  Qualitative  Disclosure  about  Market
                  Risk
                  ----------------------------------------------
                  The information called for by this item is incorporated by reference to the text appearing in Item 2
                  "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk".

          Part II - Other Information

            Item 1.      Legal Proceedings
                         -----------------
                         None.

            Item 6.      Exhibits and Reports on Form 8-K
                         --------------------------------
                  (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

                  (b) No reports on Form 8-K have been filed for the quarter ended March 31, 1999.

                                      SIGNATURES
                                      ----------







          Pursuant to the  requirements of the  Securities Exchange Act  of

          1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        WEST PHARMACEUTICAL SERVICES,INC.
                                        -----------------------------------
                                        (Registrant)






          May 17, 1999                  /s/ Steven A. Ellers
          -------------                 ---------------------------------
          Date                          (Signature)

                                        Steven A. Ellers
                                        Senior Vice President and
                                        Chief Financial Officer

                                  INDEX TO EXHIBITS
          Exhibit
          Number

          (3) (a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-
                    8036).

          (3) (b) ByLaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

          (4) (a) Form of stock certificate for common stock, incorporated by reference to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1998 (File No. 1-8036).

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

          (10)      None.

          (11)      Not Applicable.

          (12)      Not Applicable.

          (15)      None.

          (16)      Not applicable.

          (18)      None.

          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.



                                        F - 1

                                                                    Page 21

          Exhibit
          Number


          (27)      Financial Data Schedule

          (99)      None.




















                                        F - 2