Form 10-Q
period 1999-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 1999-08-16
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended   June 30, 1999
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
                         ---       ---
                         June 30, 1999 -- 14,872,419
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                     Page 2


                                        Index

                                  Form 10-Q for the
                             Quarter Ended June 30, 1999



                                                                       Page
                                                                      -----

          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three and Six Months  ended June 30, 1999 and
                         June 30, 1998                                    3
                     Condensed Consolidated Balance Sheets at June 30,
                         1999 and December 31, 1998                       4
                     Condensed Consolidated Statements  of Cash  Flows
                         for  the Six Months  ended June  30, 1999 and
                         June 30, 1998                                    5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10

               Item 3.   Quantitative and Qualitative Disclosure
                         about Market Risk                               16

          Part II - Other Information

               Item 1.   Legal Proceedings                               18

               Item 2.   Changes in Securities and Use of Proceeds       18

               Item 3.   Defaults Upon Senior Securities                 18

               Item 4.   Submission of Matters  to a Vote of
                         Security Holders                                18

               Item 6.   Exhibits and Reports on Form 8-K                18

          SIGNATURES                                                     19

               Index to Exhibits                                        F-1


                                                                Page 3

     Part I.  Financial Information
     Item 1.  Financial Statements
     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)
                                                Quarter Ended                    Six Months Ended
                                         June 30, 1999   June 30, 1998      June 30, 1999  June 30, 1998
                                        ----------------  -------------    --------------- --------------
     Net sales                         $124,400  100%    $115,800 100%   $238,600   100%   $221,000 100%
     Cost of goods sold                  84,600   68       81,000  70     164,400    69     154,900  70
     ----------------------------------------------------------------------------------------------------
        Gross profit                     39,800   32       34,800  30      74,200    31      66,100  30
     Selling, general and
        administrative expenses          19,700   16       18,400  16      36,700    15      35,200  16
     Acquired research and development       -    -             -   -          -      -      28,200  13
     Other expense (income), net            300   -          (800) (1)        300     -      (1,400) (1)
     ----------------------------------------------------------------------------------------------------
        Operating profit                 19,800   16       17,200  15      37,200    16       4,100   2
     Interest expense                     2,800    2        1,900   2       4,800     2       3,100   1
     ----------------------------------------------------------------------------------------------------
        Income before income taxes
         and minority interests          17,000   14       15,300  13      32,400    14       1,000   1
     Provision for income taxes           6,600    6        5,800   5      12,500     6      11,200   5
     Minority interests                      -     -          100   -         100     -         100   -
     ----------------------------------------------------------------------------------------------------
        Income (loss) from consolidated
         operations                      10,400    8%       9,400   8%     19,800     8%    (10,300) (4)%
                                                  ---             ---                ---            ----
     Equity in net income of
           affiliated companies              -                500             100               500
     ----------------------------------------------------------------------------------------------------
         Net income (loss)             $ 10,400            $9,900        $ 19,900         $  (9,800)
     ----------------------------------------------------------------------------------------------------
     Net income (loss) per share:
          Basic                        $   0.70          $    .58        $   1.33         $   (0.59)
          Assuming dilution            $   0.69          $    .58        $   1.32         $   (0.59)
     ----------------------------------------------------------------------------------------------------
     Average common shares
          outstanding                    14,945            16,991          15,017            16,798
     Average shares
          assuming dilution              15,043            17,071          15,113            16,798


                                                                     Page 4

     See accompanying notes to consolidated financial statements.


                                                                     Page 5

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                     Unaudited
                                                  June 30, 1999    Dec. 31, 1998
     ASSETS                                       --------------   -------------
     Current assets:
          Cash, including equivalents             $ 39,600            $  31,300
          Accounts receivable                       75,200               64,400
          Inventories                               40,500               43,500
          Current deferred income tax benefits       9,600                9,700
          Other current assets                      11,500               10,800
     ---------------------------------------------------------------------------
     Total current assets                          176,400              159,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             214,500              220,300
     Investments in affiliated companies            15,500               15,700
     Goodwill                                       71,300               61,200
     Deferred charges and other assets              52,300               48,700
     ---------------------------------------------------------------------------
     Total Assets                                 $530,000            $ 505,600
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  2,700            $     800
          Notes payable                              2,400               35,300
          Accounts payable                          19,900               20,800
          Accrued expenses:
             Salaries, wages, benefits              14,800               17,100
             Income taxes payable                    9,900                8,500
             Other                                  28,500               21,700
     ---------------------------------------------------------------------------
     Total current liabilities                      78,200              104,200
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion     160,300              105,000
     Deferred income taxes                          39,300               39,100
     Other long-term liabilities                    26,700               26,600
     Minority interests                                600                  600
     ---------------------------------------------------------------------------
     Shareholders' equity                          224,900              230,100
     ---------------------------------------------------------------------------


                                                                      Page 6

     Total Liabilities and Shareholders' Equity   $530,000            $505,600
     ---------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                   Six Months Ended
                                                          June 30, 1999       June 30, 1998
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 35,000           $  31,500
          Changes in assets and liabilities                    (4,700)            (15,200)
     -----------------------------------------------------------------------------------------
     Net cash provided by operating activities                 30,300              16,300
     -----------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (19,500)            (18,700)
          Proceeds from sale of assets                            100                 800
          Payment for acquisitions, net of cash acquired      (15,900)             (6,900)
          Customer advances, net of repayments                 (1,400)              1,000
     -----------------------------------------------------------------------------------------
     Net cash used in investing activities                    (36,700)            (23,800)
     -----------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Proceeds from long-term debt                        100,000                   -
          Net (repayments) borrowings under revolving
           credit agreements                                  (71,600)              9,700
          Repayment of other long-term debt                      (900)             (1,900)
          Notes payable, net                                    1,600                (500)
          Dividend payments                                    (4,800)             (5,000)
          Sale of common stock, net                             1,600               1,800
          Purchase of treasury stock                           (9,000)                 -
     -----------------------------------------------------------------------------------------
     Net cash provided by financing activities                 16,900               4,100
     -----------------------------------------------------------------------------------------
     Effect of exchange rates on cash                          (2,200)               (300)
     -----------------------------------------------------------------------------------------
     Net increase (decrease) in cash, including equivalents  $  8,300           $  (3,700)
     -----------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                   (In thousands, except share and per share data)

          The interim consolidated financial statements for the six-month period ended June 30, 1999 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 1998 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 1999 and the related unaudited Consolidated Statements of Operations for the three and six-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the six-month period then ended and for the comparative period in 1998 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

             Net Loss Per Share
             ---------------------
             For the six months ended June 30, 1998, because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plans are not included in average shares assuming dilution.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (continued)

          2. Inventories at June 30, 1999 and December 31, 1998 are summarized as follows:

                                                 1999            1998
                                             --------        --------
                  Finished goods             $ 13,800        $ 15,700
                  Work in process              13,700          13,700
                  Raw materials                13,000          14,100
                                             --------        --------
                                             $ 40,500        $ 43,500
                                             --------        --------
                                             --------        --------

          3. The carrying value of property, plant and equipment at June 30, 1999 and December 31, 1998 is determined as follows:

                                                       1999         1998
                                                   --------     --------
                  Property, plant and equipment    $471,700     $472,200
                  Less accumulated depreciation
                    and amortization                257,200      251,900
                                                   --------     --------
                  Net property, plant
                    and equipment                  $214,500     $220,300
                                                   --------     --------
                                                   --------     --------

          4. For the three and six months ended June 30, 1999 and 1998, the Company's comprehensive income (loss) is as follows:

                               Three Months Ended       Six Months Ended
                              6/30/99     6/30/98    6/30/99     6/30/98
                             --------     -------    -------     -------
     Net income (loss)        $10,400     $ 9,900    $19,900     $(9,800)
     Foreign currency
      translation adjustments  (4,600)       (100)   (13,200)     (2,700)
                              -------     -------    -------     -------
     Comprehensive income
      (loss)                   $5,800      $9,800    $ 6,700    $(12,500)
                              -------     -------    -------     -------
                              -------     -------    -------     -------


                                                                   Page 10

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

     5. Net sales to external customers and operating profit (loss) by operating segment for the three and six months ended June 30, 1999 and June 30, 1998 are as follows:

                                    Three Months Ended       Six Months Ended
     Net Sales:                        1999      1998         1999        1998
     ----------                        ----      ----         ----        ----
     Device product development    $100,800   $93,400     $194,200    $179,500
     Contract services               23,400    21,800       44,000      40,900
     Drug delivery research
       and development                  200       600          400         600
                                    -------   -------     --------    --------
     Consolidated Total            $124,400  $115,800     $238,600    $221,000
                                    -------   -------     --------    --------
                                    -------   -------      --------   --------

                                   Three Months Ended        Six Months Ended
     Operating Profit (Loss):       1999        1998         1999        1998
     ------------------------       ----        ----         ----        ----
     Device product development  $26,000     $21,700      $47,500     $41,600
     Contract services             1,800       2,000        4,000       2,900
     Drug delivery research
       and development            (1,600)     (1,300)      (3,000)     (2,100)
     Corporate and unallocated
       items                      (6,400)     (5,200)     (11,300)    (38,300)
                                 -------     -------      -------     -------
     Consolidated Total          $19,800     $17,200      $37,200      $4,100
                                 -------     -------      -------     -------
                                 -------     -------      -------     -------

          Compared with December 31, 1998, the only material change in operating segment assets as of June 30, 1999 was the acquisition of the Clinical Services Division of Collaborative Clinical Research, Inc. on April 20, 1999 (see Note 9). This business unit is included in the Contract Services segment.

     6. Common stock issued at June 30, 1999 was 17,165,141 shares, of which 2,292,722 shares were held in treasury. Dividends of $.16 per common share were paid in the first quarter of 1999 and a dividend of $.16 per share payable to holders of record on July 21, 1999 was declared on April 27, 1999.

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


          accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,000 at June 30, 1999 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.


     8. On September 8, 1998, the Company recorded a pre-tax charge of $4,000. The charge is related to employee reductions associated with identified manufacturing and other efficiencies. The charge covers severance and benefits for 92 employees and other related charges. Through June 30, 1999, the total payout of severance and benefits associated with this charge was $3,000.


     9. On April 20, 1999, the Company acquired the assets of the Clinical Services Division (CSD) of Collaborative Clinical Research, Inc.. The cash purchase price was $15,900, which was financed with available cash, and the Company assumed $2,300 of current liabilities of CSD. The acquisition was accounted for as a purchase and CSD was consolidated on May 1, 1999. The preliminary allocation of the purchase price is as follows:

             Current assets                   $ 2,900
             Equipment and
               leasehold improvements             800
             Goodwill                          14,500
                                              -------
                                              $18,200
                                              -------
                                              -------
          Pro forma results assuming acquisition of CSD as of January 1, 1999 would not have had any material effect on consolidated results.

     10. On April 8, 1999, the Company entered into an agreement with five insurance companies to borrow a total of $100,000 for ten years at a coupon rate of 6.81%; the effective interest rate is 6.91%. Interest is payable quarterly. The proceeds were used to repay debt under existing lines of credit, for the acquisition of CSD, and for general corporate purposes.

          Item 2.
          Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------------
          Results of Operations for the Three and Six Months ended June 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------
          Net Sales
          ---------
          Net sales for the second quarter of 1999 were $124.4 million; a 7.5% increase compared with 1998's second quarter sales of $115.8 million. At constant exchange rates, consolidated net sales increased 9.5% in the second quarter.

          Device product development segment sales increased $7.4 million, or 7.9%, to $100.8 million; at constant exchange rates the increase was 10.5%. For this segment, sales showed strong increases in all regions with the exception of the South America region where sales were essentially flat at constant exchange rates. The primary growth driver for this segment was demand for packaging components for parenteral pharmaceuticals. Management believes three factors were the major reasons for this strong demand. First, customer demand for components for insulin and vaccines, typically high-value components, increased. Second, certain customers switched to higher value components to improve their production efficiency. Third, customers increased certain product inventories. The inventory adjustments relate in part to an earlier summer shutdown schedule in Europe compared with 1998, an event which normally prompts some customers to place additional orders ahead of shutdown to secure supply. Medical device component sales grew modestly, excluding the impact of the acquisition of Betraine Limited in July 1998. Personal care and food dispensing components declined, mainly due to lower Spout-Pak sales compared with last year.

          Contract services segment sales increased 7.6% to $23.4 million, with the growth attributable to the clinical services business unit acquired in April 1999. The contract manufacturing and packaging unit's sales were $1.1 million lower due to the switch by two customers to in-house production, as expected, and due to disappointing sales of several customers' new products resulting in customer reductions or stoppages of production. Revenues in the start-up contract labs business and in the drug delivery research and development segment were not significant, as expected.

          Net sales for the first half of 1999 were $238.6 million, 8% higher than sales in the same period of 1998 and 9.1% higher at constant exchange rates. Device product development sales were 8.2% higher and the contract services segment sales were 7.6% higher than first half 1998 sales. The major drivers for these increases are noted above.

          Results of Operations for the Three and Six Months ended June 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------
          Gross Profit
          ------------
          The 32% consolidated gross margin in the second quarter of 1999 was unusually high and resulted in gross profit of $39.8 million; a 14.3% increase compared with the same period of 1998. The margins in both the device product development segment and the contract services segment showed significant improvement. The high-margin product mix and another quarter of successful cost saving programs more than offset the impact of price competition in the device product development segment. In the contract services segment, the gross margin improvement reflects the combination of the addition of the higher-margin clinical services business unit and the successful operating efficiency initiatives and elimination of loss/low-margin business at the contract manufacturing and packaging business unit.

          The consolidated gross profit margin for the six-month period was 31.1% compared with 29.9% in the same period of 1998. The favorable product mix in second quarter sales of the device product development segment and the May 1999 addition of the higher margin clinical services business unit combined with continued operating efficiency improvements in both segments were the primary factors in the margin increase.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative (SG&A) expenses totaled $19.7 million, or 15.8% of net sales, in the second quarter of 1999 compared with $18.4 million, or 15.9% of net sales, in the comparable 1998 quarter. The increase of $1.3 million in total expenses includes $1.4 million of expenses related to acquired businesses; namely, Betraine Limited in July 1998 and the clinical services business unit in April 1999. In addition, the quarter includes expenses related to the completion of upgrades in our desktop computers for Year 2000 issues and related systems upgrades. Offsetting these increases, in part, were higher income from pension plan assets and a favorable exchange rate impact. These same factors were evident in the SG&A expense comparison for the first half of 1999 and 1998. Of the total 1999 SG&A expense increase of $1.5 million, acquired companies added $2.6 million. Higher income from pension plan assets and the impact of a stronger U.S. dollar offset the majority of the increased expenses. SG&A spending is being tightly controlled as the Company invests in drug delivery system research and development and the core manufacturing operations.

          Other (Income) Expense
          ----------------------
          Net losses on foreign currency transactions and the decline in interest income due to lower cash investments were largely responsible for the other expense in the quarter and first half of 1999 compared with income in the same periods of 1998.

          Results of Operations for the Three and Six Months ended June 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          Interest Expense
          ----------------
          Interest expense increased $.9 million and $1.7 million in comparisons of second quarter and first half 1999 results with comparable 1998 periods. Average borrowings have increased as a result of stock buybacks of two million shares in October 1998 at an average cost of $30.20 per share and 265,800 shares in 1999 at an average cost of $33.79 per share, and due to acquisitions of three business units since March 31, 1998.

          Equity in Affiliates
          --------------------
          Equity in net income of affiliates located in Japan and Mexico declined in both the quarter and the six months compared with 1998 due to poor market demand in those countries due largely to government spending and reimbursement policies.

          Income Taxes
          ------------
          The effective tax rate for the quarter and first half of 1999 was 38.5%, slightly higher than the tax rate in second quarter of 1998 but flat with the first-half 1998 tax rate, excluding the charge for the acquired research and development. The effective tax rate for the full year 1998, excluding the impact of the charge for acquired research and development, was 37.8%. The estimated increase in the 1999 tax rate reflects the geographic mix of earnings forecasted.

          Net Income (Loss)
          -----------------
          The net income for the second quarter of 1999 was $10.4 million, or $.70 per share, compared with $9.9 million, or $.58 per share, in 1998. Average common shares outstanding in the 1999 quarter were 14.9 million compared with 17.0 million in second quarter 1998.

          For the six-month period 1999 net income was $19.9 million, or $1.33 per share, compared to a loss of $9.8 million, or $.59 per share, in the same period of 1998. The net loss for the first six months includes a $28.2 million charge for acquired research and development related to the acquisition of DanBioSyst U.K. Ltd.; excluding the charge, net income for the first half of 1998 was $18.4 million, or $1.10 per share. Average shares outstanding for the first six months of 1999 were 15.0 million compared with 16.8 million in the like period of 1998. The reduction in average common shares outstanding reflects the Company's buyback of common shares as noted above.

          Financial Position
          ------------------

          Working capital at June 30, 1999 was $98.2 million compared with $55.5 million at December 31, 1998. The working capital ratio at June 30, 1999 was 2.3 to 1. The primary reason for the increase in working capital is the Company's ability to finance $37.6 million

          Results of Operations for the Three and Six Months ended June 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          of short-term notes payable on a long-term basis using proceeds from a $100 million, 10-year private debt placement closed on April 9, 1999. This private debt placement has a coupon rate of 6.81%, and an effective interest rate of 6.91%. Total debt outstanding at June 30, 1999 was $165.4 million, an increase of $24.3 million compared with year end 1998. Debt as a percentage of total invested capital at June 30, 1999 was 42.3% compared with 37.9% at December 31, 1998.

          In 1999, funds generated from operations covered capital spending of $19.5 million, cash dividends of $.32 per share, and repurchase of 265,800 shares of common stock at an average price of $33.79 per share. The stock repurchases were made pursuant to a plan authorized by the Company's Board of Directors and announced on March 10, 1999. The plan provides for purchase of up to one million shares of the Company's common stock in open market or privately negotiated transactions.

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

          At June 30, 1999 and December 31, 1998 the Company had three interest rate swap agreements in effect, with an estimated fair value less than $0.1 million. There were no forward exchange contracts in effect at June 30, 1999.

          Year 2000
          ---------
          The Company continues to execute a comprehensive plan to address the Year 2000 issue. Using internal and external resources the Company identified and prioritized critical business processes and plant locations, and completed an inventory of all computer hardware and software and computer-controlled equipment. As a result of this work, which started in April 1997, decisions were made to remediate or replace mission-critical items.

          Results of Operations for the Three and Six Months ended June 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          At June 30, 1999, the Company had completed remediation or replacement of all critical information systems that support business functions. This includes all manufacturing, financial-reporting and payroll systems, desktop computer hardware and software and software-dependent systems and equipment used in research and development, manufacturing processes and facility management.

          The Company also has received Year-2000 readiness certifications from its major supplier base. As a follow-up measure to the certification program, the Company completed on-site assessments of the 20 key suppliers to its device product development segment. On-site assessments of 15 additional suppliers are planned through the end of the year.

          The Company believes it has completed all modifications required to address critical information systems. Nonetheless, the Company is actively developing contingency plans and conducting related training to cover an unexpected interruption of critical systems and operations due to the Year 2000 problem.

          In addition, efforts to address any modifications to non-critical systems will continue through the end of the year and possibly into 2000, but the failure of such systems is not considered to have any significant impact on the Company's business or financial position or results.


          Total pretax costs incurred through June 30 are approximately $5.5 million, of which $4.9 million has been capitalized. The Company expects to spend approximately $2.0 million in the remainder of 1999 on the project.


          The cost of the Year 2000 project and the date on which the Company believes it will substantially complete all modifications are based on management's best estimates. The estimates are based on numerous assumptions of future events, including the continued availability of certain resources and other factors. Because none of these estimates can be guaranteed, actual time and cost to complete the project plan could differ materially from those anticipated. Specific factors that might cause such differences include, but are not limited to, the reliability and timely receipt of vendor certifications, the appropriateness and effectiveness of testing and validation methods, the availability and cost of trained personnel and the timely availability of replacement computer hardware, software and equipment and similar uncertainties.

            Item 3.

            Quantitive and Qualitative Disclosure about Market Risk
            -------------------------------------------------------

            The information called for by this item is incorporated by reference to the text appearing in
            Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk".

          Part II - Other Information

            Item 1.      Legal Proceedings
                         -----------------
                         None.

            Item 2.      Changes in Securities and Use of Proceeds
                         -----------------------------------------
                         None.

            Item 3.      Defaults Upon Senior Securities
                         -------------------------------
                         None.

            Item. 4.     Submission  of  Matters  to  a  Vote  of  Security
                         Holders
                         --------------------------------------------------

                         (a)  The   Company  held  its  annual  meeting  of
                              shareholders on April 27, 1999.

                         (c) Class II directors (with a term expiring in 2002) were elected by a vote of :

                                                      For     Against
                                                      ---     -------
                              Tenley E. Albright   9,100,521  168,652
                              John Conway          9,100,521  168,652
                              J. Roffe Wike, II    9,100,346  168,737

                              George W. Ebright, L. Robert Johnson, William
                              G. Little, William H. Longfield, John P. Neafsey, Monroe E. Trout, Anthony Welters and Geoffrey F. Worden continued their term of office after the meeting.

                              The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999 was approved by a vote of 9,260,257 for the appointment and 4,840 against, with 4,076 abstentions.

                              The 1999 Non-Qualified Stock Option Plan for Non-Employee Directors was approved by a vote of 8,243,031 for the Plan and 939,978 against, with 86,161 abstentions.


            Item 6.      Exhibits and Reports on Form 8-K
                         --------------------------------
                  (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

                  (b) No reports on Form 8-K have been filed for the quarter ended June 30, 1999.

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






          August 16, 1999               /s/ Steven A. Ellers
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

          (9)       None.

          (10) (a) Retirement Plan for Non-Employee Directors reflecting amendments effective on November 5, 1991, April 28, 1998 and May 27, 1999.

          (10) (b) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999.

          (10) (c) 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999.

          (10) (d)  Form of Director Stock Option Agreement

          (11)      Not Applicable.

          (12)      Not Applicable.

          (15)      None.


                                        F - 1

                                                                    Page 21

          Exhibit
          Number


          (16)      Not applicable.

          (18)      None.

          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedule

          (99)      None.



























                                        F - 2