Form 10-Q
period 1999-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 1999-11-15
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended   September 30, 1999
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
                                   ---       ---
                      September 30, 1999 -- 14,912,078
          -----------------------------------------------------------------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                     Page 2


                                        Index

                                  Form 10-Q for the
                           Quarter Ended September 30, 1999



                                                                       Page
                                                                      -----

          Part I - Financial Information

               Item 1.   Financial Statements

                     Consolidated  Statements  of  Operations  for the
                         Three  and  Nine Months  ended  September 30,
                         1999 and September 30, 1998                      3
                     Condensed   Consolidated    Balance   Sheets   at
                         September 30, 1999 and December 31, 1998         4
                     Condensed Consolidated Statements  of Cash  Flows
                         for the Nine Months ended  September 30, 1999
                         and September 30, 1998                           5
                     Notes to Consolidated Financial Statements           6

               Item 2.   Management's   Discussion  and   Analysis  of
                         Financial    Condition    and   Results    of
                         Operations                                      10

               Item 3.   Quantitative and Qualitative Disclosure
                         about Market Risk                               15

          Part II - Other Information

               Item 1.   Legal Proceedings                               16

               Item 2.   Changes in Securities and Use of Proceeds       16

               Item 3.   Defaults Upon Senior Securities                 16

               Item 4.   Submission  of Matters to a Vote of
                         Security Holders                                16

               Item 6.   Exhibits and Reports on Form 8-K                16

          SIGNATURES                                                     17

               Index to Exhibits                                        F-1
                                                             Page 3

     Part I.  Financial Information
     Item 1.  Financial Statements
     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     (in thousands, except per share data)

                                               Three Months Ended                 Nine Months Ended
                                         Sept. 30, 1999  Sept, 30, 1998    Sept. 30, 1999  Sept. 30, 1998
                                        ----------------  -------------    --------------- --------------
     Net sales                         $115,100  100%    $113,900 100%   $353,700   100%   $334,900 100%
     Cost of goods sold                  80,800   70       80,500  71     245,200    69     235,400  70
     ----------------------------------------------------------------------------------------------------
        Gross profit                     34,300   30       33,400  29     108,500    31      99,500  30
     Selling, general and
        administrative expenses          19,200   17       17,300  15      55,900    16      52,500  16
     Restructuring charge                     -    -        4,000   3           -     -       4,000   1

     Acquired research and development        -    -            -   -           -     -      28,200   8
     Other expense (income), net           (300)   -         (300)  -           -     -      (1,700)  -
     ----------------------------------------------------------------------------------------------------
        Operating profit                 15,400   13       12,400  11      52,600    15      16,500   5
     Interest expense                     2,900    2        1,800   2       7,700     2       4,900   1
     ----------------------------------------------------------------------------------------------------
        Income before income taxes
         and minority interests          12,500   11       10,600   9      44,900    13      11,600   4
     Provision for income taxes           4,000    4        4,100   4      16,500     5      15,300   5
     Minority interests                       -    -           -    -         100     -         100   -
     ----------------------------------------------------------------------------------------------------
        Income (loss) from consolidated
         operations                       8,500    7%       6,500   5%     28,300     8%     (3,800) (1)%
                                                  ---              ---               ---             ---
     Equity in net income of
           affiliated companies             100                               200               500
     ------------------------------   ----------       -----------      ----------         -----------
          Net income (loss)            $  8,600            $6,500        $ 28,500         $  (3,300)
     ------------------------------   ----------       -----------      ----------         -----------
     Net income (loss) per share:
          Basic                        $   0.58          $   0.38        $   1.91         $   (0.20)
          Assuming dilution            $   0.57          $   0.38        $   1.89         $   (0.20)
     ------------------------------   ----------       -----------      ----------         -----------
     Average common shares
          outstanding                    14,898            17,003          14,972            16,867
     Average shares
          assuming dilution              15,074            17,078          15,113            16,867

     See accompanying notes to consolidated financial statements.
                                                                    Page 4

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONSOLIDATED BALANCE SHEETS
     (in thousands)

                                                    Unaudited
                                                  Sept. 30, 1999   Dec. 31, 1998
     ASSETS                                       --------------   -------------
     Current assets:
          Cash, including equivalents             $ 37,500            $  31,300
          Accounts receivable                       74,900               64,400
          Inventories                               42,000               43,500
          Current deferred income tax benefits       9,600                9,700
          Other current assets                      11,800               10,800
     ---------------------------------------------------------------------------
     Total current assets                          175,800              159,700
     ---------------------------------------------------------------------------
     Net property, plant and equipment             222,400              220,300
     Investments in affiliated companies            17,100               15,700
     Goodwill                                       71,000               61,200
     Deferred charges and other assets              54,600               48,700
     ---------------------------------------------------------------------------
     Total Assets                                 $540,900            $ 505,600
     ---------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of long-term debt       $  4,600            $     800
          Notes payable                              3,600               35,300
          Accounts payable                          18,300               20,800
          Accrued expenses:
             Salaries, wages, benefits              16,100               17,100
             Income taxes payable                   11,900                8,500
             Other                                  29,100               21,700
     ---------------------------------------------------------------------------
     Total current liabilities                      83,600              104,200
     ---------------------------------------------------------------------------
     Long-term debt, excluding current portion     155,400              105,000
     Deferred income taxes                          39,700               39,100
     Other long-term liabilities                    27,000               26,600
     Minority interests                                600                  600
     ---------------------------------------------------------------------------
     Shareholders' equity                          234,600              230,100
     ---------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $540,900            $ 505,600
     ---------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.
                                                                     Page 5

     West Pharmaceutical Services, Inc. and Subsidiaries
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (in thousands)

                                                                  Nine Months Ended
                                                          Sept. 30, 1999      Sept. 30, 1998
                                                        ----------------   -------------------
     Cash flows from operating activities:
          Net income, plus net non-cash items                $ 49,700           $  45,800
          Changes in assets and liabilities                    (6,700)             (3,000)
     ------------------------------------------------------------------------------------------
     Net cash provided by operating activities                 43,000              42,800
     ------------------------------------------------------------------------------------------
     Cash flows from investing activities:
          Property, plant and equipment acquired              (32,600)            (27,900)
          Proceeds from sale of assets                            100                 900
          Payment for acquisitions, net of cash acquired      (17,200)            (19,500)
          Customer advances, net of repayments                    100                 900
     ------------------------------------------------------------------------------------------
     Net cash used in investing activities                    (49,600)            (45,600)
     ------------------------------------------------------------------------------------------
     Cash flows from financing activities:
          Proceeds from long-term debt                        100,000               5,800
          Net repayments under revolving
           credit agreements                                  (77,800)                  -
          Repayment of other long-term debt                    (1,300)             (1,900)
          Notes payable, net                                    7,200                 700
          Dividend payments                                    (7,200)             (7,500)
          Sale of common stock, net                             2,900               2,000
          Purchase of treasury stock                           (9,000)                 -
     ------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities       14,800                (900)
     ------------------------------------------------------------------------------------------
     Effect of exchange rates on cash                          (2,000)              1,500
     ------------------------------------------------------------------------------------------
     Net increase (decrease) in cash, including equivalents  $  6,200           $  (2,200)
     ------------------------------------------------------------------------------------------
     See accompanying notes to consolidated financial statements.


                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                   (In thousands, except share and per share data)

          The interim consolidated financial statements for the nine-month period ended September 30, 1999 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(The Company), appearing in the Company's 1998 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

          1. Interim Period Accounting Policy
             ---------------------------------
             In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 1999 and the related unaudited Consolidated Statements of Operations for the three and nine-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine-month period then ended and for the comparative period in 1998 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

             Net Loss Per Share
             ---------------------
             For the nine months ended September 30, 1998, because of the reported net loss, the incremental shares from potential issuance of common stock under the Company's stock option and award plansare not includedin averageshares assuming dilution.

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (continued)

          2. Inventories at September 30, 1999 and December 31, 1998 are summarized as follows:


                                                 1999            1998
                                             --------        --------
                  Finished goods             $ 14,000        $ 15,700
                  Work in process              14,800          13,700
                  Raw materials                13,200          14,100
                                             --------        --------
                                             $ 42,000        $ 43,500
                                             --------        --------
                                             --------        --------


          3. The carrying value of property, plant and equipment at September 30, 1999 and December 31, 1998 is determined as follows:

                                                       1999         1998
                                                   --------     --------
                  Property, plant and equipment    $486,700     $472,200
                  Less accumulated depreciation
                    and amortization                264,300      251,900
                                                   --------     --------
                  Net property, plant
                    and equipment                  $222,400     $220,300
                                                   --------     --------
                                                   --------     --------

          4. For the three and nine months ended September 30, 1999 and 1998, the Company's comprehensive income (loss) is as follows:

                              Three Months Ended     Nine Months Ended
                              9/30/99     9/30/98    9/30/99     9/30/98
                             --------     -------    -------     -------
     Net income (loss)        $ 8,600     $ 6,500    $28,500     $(3,300)
     Foreign currency
      translation adjustments   2,600       4,100    (10,600)      1,400
                              -------     -------    -------     -------

                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)


     Comprehensive income
      (loss)                  $11,200     $10,600    $17,900     $(1,900)
                              -------     -------    -------     -------
                              -------     -------    -------     -------


     5. Net sales to external customers and operating profit (loss) by operating segment for the three and nine months ended September 30, 1999 and September 30, 1998 are as follows:

                                    Three Months Ended       Nine Months Ended
     Net Sales:                        1999      1998         1999        1998
     ----------                        ----      ----         ----        ----
     Device product development    $ 92,700  $ 90,600     $286,900    $270,200
     Contract services               21,900    22,900       65,900      63,700
     Drug delivery research
       and development                  500       400          900       1,000
                                    -------   -------     --------    --------
     Consolidated Total            $115,100  $113,900     $353,700    $334,900
                                    -------   -------     --------    --------
                                    -------   -------     --------    --------

                                   Three Months Ended        Nine Months Ended
     Operating Profit (Loss):       1999        1998         1999        1998
     ------------------------       ----        ----         ----        ----
     Device product development  $20,800     $18,300      $68,300     $59,900
     Contract services             1,400       4,300        5,400       7,200
     Drug delivery research
       and development            (2,200)     (1,400)      (5,200)     (3,500)
     Corporate and unallocated
       items                      (4,600)     (8,800)     (15,900)    (47,100)
                                 -------     -------      -------     -------
     Consolidated Total          $15,400     $12,400      $52,600     $16,500
                                 -------     -------      -------     -------
                                 -------     -------      -------     -------

          Operating profit for the corporate segment includes a $4,000 restructuring charge in the 1998 third quarter and nine month results. The 1998 year-to-date period also includes a $28,200 charge for acquired research and development.

          Compared with December 31, 1998, the only material change in operating segment assets as of September 30, 1999 was the acquisition of the Clinical Services Division of Collaborative Clinical Research, Inc. on April 20, 1999 (see Note 9). This business unit is included in the Contract Services segment.

                                                             Page 9
                 West Pharmaceutical Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                                     (Continued)

     6. Common stock issued at September 30, 1999 was 17,165,141 shares, of which 2,253,063 shares were held in treasury. Dividends of $.16 per common share were paid in the third quarter of1999 and a dividend of $.17 per share payable to holders of record on October 20, 1999 was declared on August 3, 1999.

     7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined.

          However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,600 at September 30, 1999 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

     8. In September 1998, the Company recorded a pre-tax restructuring charge of $4,000. The charge is related to employee reductions associated with identified manufacturing and other efficiencies. The charge covers severance and benefits for 92 employees and other related costs. Through September 30, 1999, the total payout of severance and benefits associated with this charge was $3,000.

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


          Item 2.
          Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------------
          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------
          Net Sales
          ---------
          Net sales for the third quarter of 1999 were $115.1 million; a 1.0% increase compared with 1998 third quarter sales of $113.9 million. At constant exchange rates, consolidated net sales increased 3.4% in the third quarter.

          Device product development (DPD) segment sales increased $2.1 million, or 2.3%, to $92.7 million; at constant exchange rates the increase was 5.4%. Comparing sales at constant exchange rates, device product development segment sales increased in domestic and Asian markets, while European market sales were flat and South American sales declined. The primary growth driver for this segment was demand for packaging components for pharmaceutical products. Management believes three factors were the major reasons for this strong demand. First, customer demand for components for insulin and vaccines, typically high-value components, increased. Second, certain customers switched to higher value components to improve their production efficiency. Third, customers increased certain product inventories. Within the DPD segment, medical device component sales grew modestly, excluding the impact of the acquisition of Betraine Limited in July 1998. Personal care and food dispensing component sales were significantly lower, mainly due to lower Spout-Pak sales compared with last year. Additionally, some of the new products being made for the Company's customers have not come to market as rapidly as expected.

          Contract services segment sales declined 4.3% to $21.9 million. The sales decline relates to contract manufacturing and packaging services where sales were $4.1 million lower in the quarter. Postponements of new projects and disappointing market success for customers' new products were evident. Also contributing to the quarter-over-quarter sales decline was the loss of business from two customers that switched to in-house production and higher-than-usual 1998 third-quarter sales attributable to customer product launches. The sales decrease in the contract manufacturing and packaging area was partially offset by $3 million of sales from the clinical services unit acquired in April 1999. Revenues in the start-up contract labs business and in the drug delivery research and development segment were not significant, as expected.

          Net sales for the first nine months of 1999 were $353.7 million, 5.6% higher than sales in the same period of 1998 and 7.1% higher at constant exchange rates. Excluding exchange rate variances, device product development segment sales were 8.1% higher and contract services segment sales were 3.3% higher than year-to-date 1998 sales. The major drivers for these increases are noted above.
                                                               Page 11

          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------
          Gross Profit
          ------------
          The 29.8% consolidated gross margin in the third quarter of 1999 increased half a percentage point over the prior year third quarter margin. Margins in the device product development segment improved significantly due to strong demand for parenteral packaging components and successful cost saving programs. However, this improvement was substantially offset by lower margins in the contract services segment due to the contract manufacturing and packaging unit's loss of two high margin products to in-house production.

          The consolidated gross profit margin for the nine-month period was 30.7% compared with 29.7% in the same period of 1998. The favorable  product  mix  in third  quarter  sales  in the  device product development segment and the May 1999 addition of the higher margin clinical services business unit combined with continued operating efficiency improvements in both segments were the primary factors in the margin increase. These improvements were partially offset by lower margins in the contract manufacturing and packaging business unit.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative (SG&A) expenses totaled $19.2 million, or 16.7% of net sales, in the third quarter of 1999 compared with $17.3 million, or 15.2% of net sales, in the comparable 1998 quarter. The major contributors to this increase include the impact of the clinical services business unit acquired in April 1999, higher drug delivery development spending in preparation for planned Investigational New Drug filings later this year and an increase in environmental remediation cost estimates. Partially offsetting these increases were favorable exchange rate variances and the absence of expenses associated with bad debt reserves recognized in 1998. On a year-to-date basis, SG&A expenses remained roughly constant as a percentage of sales. SG&A expense increases resulting from acquisitions and higher drug delivery spending were largely offset by higher income from pension plan assets and the impact of a stronger U.S dollar.

          Restructuring Charge
          --------------------
          On   September  8,   1998,   the  Company   recorded a  pre-tax
          restructuring charge of $4.0 million. The charge is related to employee reductions associated with identified manufacturing and other efficiencies. The charge covers severance and benefits for 92 employees and other related charges.


          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------
          Acquired Research and Development
          ----------------------------------
          On  March  31, 1998,  the  Company  acquired  the  remaining  70%
          interest  in   DanBioSyst  U.K.  Ltd.  for   $33.5  million.  The
          transaction was accounted for by the purchase method and estimated in-process research and development of $28.2 million was expensed at the date of acquisition.

          Other (Income) Expense
          ----------------------
          For the year to date 1999 period, losses from foreign currency transactions and fixed asset disposals offset interest income from short-term investments. 1998 year-to-date other income consisted of foreign currency transaction gains and short term investment income. Lower investment balances in 1999 contributed to the decline of other income in the year to date comparisons.

          Interest Expense
          ----------------
          Interest expense increased $1.1 million and $2.8 million in comparisons of third-quarter and nine-month 1999 results with comparable 1998 periods. Average borrowings have increased as a result of stock buybacks, two million shares in October 1998 at an average cost of $30.20 per share and 265,800 shares in 1999 at an average cost of $33.79 per share, and due to acquisitions of three business units since March 31, 1998.

          Equity in Net Income of Affiliates
          ----------------------------------
          For the 1999 third quarter, the Company's equity method investments in Japan and in Mexico produced modest income as compared to the losses experienced in Mexico in the 1998 quarter. On a year-to-date basis, income trails prior year levels due to poor market demand in both countries due largely to government spending and reimbursement policies.

          Income Taxes
          ------------
          The Company lowered its previous effective tax rate estimate for the full year 1999 to 38.2% from 38.5%. The third quarter effective tax rate on ongoing operations for 1999 is more than one percentage point lower than in the prior year, largely as a result of recording the year-to-date adjustment to the estimated tax rate in the 1999 third quarter. In addition, the 1999 third quarter benefited from a favorable settlement of a prior years' tax appeal in the amount of $0.7 million. For the nine-month period, excluding the tax settlement benefit in 1999 and the acquired research and development charge in 1998, the 1999 effective tax rate of 38.2% compares favorably with the 1998 rate of 38.5%. The effective tax rate for the full year 1998, excluding the impact of the charge for acquired research and development, was 37.8%. The estimated increase in the 1999 tax rate reflects the geographic mix of earnings forecasted.

                                                                Page 13
          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          Net Income (Loss)
          -----------------
          The net income for the 1999 third quarter was $8.6 million, or $0.58 per share, including $0.7 million, or $0.05 per share, relating to the settlement of a prior years' tax appeal. In the third quarter of 1998, net income was $6.5 million, or $0.38 per share, which includes an after-tax restructuring charge of $2.5 million, or $0.15 per share. Excluding the effects of these items, net income was $7.9 million, or $0.53 in the third quarter of 1999 compared with $9.0 million, or $0.53 per share in the
          same  period of 1998.   Average common shares  outstanding in the
          1999 third quarter were 14.9 million compared with 17.0 million in third quarter 1998. The reduction in average common shares outstanding is due to the Company's purchase of two million common shares in an October 1998 self-tender and further open market purchases in 1999.

          For the nine-month period 1999 net income was $28.5 million, or $1.91 per share, compared with a loss of $3.3 million, or $.20 per share, in the same period of 1998. The net loss for the first nine months of 1998 includes a $28.2 million charge for acquired research and development related to the acquisition of DanBioSyst U.K. Ltd. and a net restructuring charge of $2.5 million. Excluding the $0.7 million tax settlement in 1999 and the items noted above in 1998, net income for the first nine months of 1999 was $27.8 million, or $1.86 per share, compared with $27.4 million, or $1.62 per share, in the comparable period of 1998. Average common shares outstanding for the first nine months of 1999 were 15.0 million compared with 16.9 million in the comparable 1998 period.

          Financial Position
          ------------------
          Working capital at September 30, 1999 was $92.2 million compared with $55.5 million at December 31, 1998. The working capital ratio at September 30, 1999 was 2.1 to 1. The primary reason for the increase in working capital is the Company's ability to finance $37.6 million of short-term notes payable on a long-term basis using proceeds from a $100 million, 10-year private debt placement closed on April 9, 1999. This private debt placement has a coupon rate of 6.81%, and an effective interest rate of 6.91%. Total debt outstanding at September 30, 1999 was $163.6 million, an increase of $22.5 million compared with year-end 1998. Debt as a percentage of total invested capital at September 30, 1999 was 41.0% compared with 37.9% at December 31, 1998.

          Net cash provided by operating activities of $43 million remained constant with the prior year. Cash used in capital spending increased to $32.6 million in 1999,$4.7 million more than in the

          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          prior year period, largely due to spending on new product lines.

          The Company also made two acquisitions in 1999: $15.9 million for the assets of the Clinical Services Division of Collaborative Clinical Research, Inc and a $1.3 million investment in a firm
          involved  in  genotyping   technology.  Financing  cash  in-flows
          during the year consisted of net debt proceeds of $28.1 million and employee stock option exercise proceeds of $2.9 million. Financing cash outflows consisted of $7.2 million of cash dividends totaling $.32 per common share, and the $9.0 million repurchase of 265,800 shares of common stock at an average cost of $33.79 per share. The stock repurchases were made pursuant to a plan authorized by the Company's Board of Directors and announced on March 10, 1999. The plan provides for the purchase of up to one million shares of the Company's common stock in open market or privately negotiated transactions.

          The  Company   believes  its  financial  condition   and  current
          capitalization allow for an ability to finance substantial future growth.

          Market Risk
          -----------
          The Company is exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can affect results of operations, cash flows and financial position. These risks are managed periodically with the use of derivative financial instruments such as interest rate swaps and forward exchange contracts. In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.

          At September 30, 1999 and December 31, 1998 the Company had three interest rate swap agreements in effect, with an estimated fair value less than $0.1 million. There were no forward exchange contracts in effect at September 30, 1999.

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

          At June 30, 1999, the Company had completed remediation or replacement of all critical information systems that support business functions. This includes all manufacturing, financial-reporting and payroll systems, desktop computer hardware and

          Results of Operations for the Three and Nine Months ended September 30, 1999 Versus Comparable 1998 Periods
          -----------------------------------------------------------------

          software and software-dependent systems and equipment used in research and development, manufacturing processes and facility management.

          The Company also has received Year-2000 readiness certifications from its major supplier base. As a follow-up measure to the certification program, the Company has completed on-site assessments of the key suppliers to the medical device products segment and contract services segments.

          The Company believes it has completed all modifications required to address critical information systems. Nonetheless, the Company is actively developing contingency plans and conducting related training to cover an unexpected interruption of critical systems and operations due to the Year 2000 problem. These contingency plans are currently being reviewed by consultants to assess their completeness and adequacy.

          In addition, efforts to address any modifications to non-critical systems will continue through the end of the year and possibly into 2000, but the failure of such systems is not expected to have any significant impact on the Company s business or financial position or results.

          Total pretax costs incurred through September 30 are approximately $6.3 million, of which $5.1 million has been capitalized. The Company expects to spend approximately $0.3 million in the remainder of 1999 on the project.

          The Company believes that it has successfully remediated its critical systems and facilities and that suppliers' year 2000 compliance programs have been completed in accordance with their certifications. The Company's established contingency plan covers unexpected interruptions. Management believes that all reasonable actions and plans have been completed to assure uninterrupted supply of its products and services to its customers. However, there can be no absolute assurance that problems will not arise from either internal or external systems that could have an adverse impact on the Company's ability to timely serve its customers or the estimated costs of its year 2000 program.


          Item 3.   Quantitative  and  Qualitative Disclosure  about Market
                    Risk
                 ----------------------------------------------------------

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

            Item 1.      Legal Proceedings
                         -----------------
                         None.

            Item 2.      Changes in Securities and Use of Proceeds
                         -----------------------------------------
                         None.

            Item 3.      Defaults Upon Senior Securities
                         -------------------------------
                         None.

            Item. 4.     Submission  of  Matters  to  a  Vote  of  Security
                         Holders
                         --------------------------------------------------
                         None.

            Item 6.      Exhibits and Reports on Form 8-K
                         --------------------------------
                  (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

                  (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1999.

                                      SIGNATURES
                                      ----------







          Pursuant  to the requirements  of the Securities  Exchange Act of

          1934, the registrant has duly caused this report to  be signed on its behalf by the undersigned thereunto duly authorized.







                                        WEST PHARMACEUTICAL SERVICES,INC.
                                        -----------------------------------
                                        (Registrant)






          November 15, 1999             /s/ Steven A. Ellers
          ------------------            ---------------------------------
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

          (10) (a)  1999  Stock-Equivalent Compensation  Plan for
                    Non-Employee Directors.

          (11)      Not Applicable.

          (15)      None.

          (18)      None.

          (19)      None.

          (22)      None.

          (23)      None.

          (24)      None.

          (27)      Financial Data Schedule

          (99)      None.



                                        F - 1