Form 10-K
period 1999-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2000-03-30
CIK 105770

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999
                                              ----------------
                            Commission File Number 1-8036
                                                    ---------
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

          As of March 27, 2000, the Registrant had 14,546,434 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $382,753,045.

          Exhibit Index appears on pages F-1, F-2, F-3, F-4 and F-5.





                         DOCUMENTS INCORPORATED BY REFERENCE
                         ------------------------------------
          Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 1999 fiscal year (the "1999 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and (2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                        PART I

          Item l.   Business
                    --------

                                     The Company
                                     -----------


          West Pharmaceutical Services, Inc. (formerly The West Company, Incorporated) applies value-added technologies to the process of bringing new drug therapies and healthcare products to global markets. West's technologies include the design and manufacture of packaging components for pharmaceutical, healthcare and consumer products; research and development of drug delivery systems; contract manufacturing and packaging services; clinical services; and contract laboratory services and other services that support the manufacturing, filling and packaging of pharmaceutical, healthcare and consumer products. The Company's activities are organized in three operating segments: 1) the Device Product Development segment (consisting of four regional business units serving global markets) designs, manufactures and sells stoppers, closures, medical device components and assemblies made from elastomers, metal and plastics; 2) the Contract Services segment (consisting of four business units serving mainly the United States and Puerto Rico markets) provides contract manufacturing and contract packaging services to the pharmaceutical and personal care industries, contract laboratory services for testing injectable drug packaging and clinical research for Phase I, II and III studies as well as post clinical studies; and 3) the Drug Delivery Research and Development segment (consisting of two business units) identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. As of December 31, 1999, the Company and its subsidiaries had 4,800 employees.

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

                              Device Product Development
                                  Principal Products
               --------------------------------------------------------

          Pharmaceutical Stoppers
          -----------------------
          The Company is the world's largest independent manufacturer of stoppers for sealing drug vials and other pharmaceutical containers. Several hundred proprietary formulations are molded from natural rubber and synthetic elastomers into a variety of stopper sizes, shapes and colors. The stoppers are used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs and solutions.

          Most stopper formulations are specially designed to be compatible with drugs so that the drugs will remain effective and unchanged during storage. New elastomeric compounds must be tested to show that they do not leach into the customer's product or affect its potency, sterility, effectiveness, color or clarity. The
          Company's laboratories conduct tests to determine the compatibility of its stoppers with customers' drugs and, in the United States, file formulation information with the Food and Drug Administration in support of customers' new drug applications.

          Stoppers usually are washed, sterilized and subject to other pre-use processes by the customer or a third-party before they are fitted on the container. The Company has introduced a value-added line of stoppers that are pre-washed and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also marketing a line of pre-sterilized stoppers that can be introduced directly into customers' sterile drug-filling operations.

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

          Other Products
          ---------------
          Other products for the pharmaceutical industry include:

             * Products used in the packaging of non-injectable drugs such as rubber dropper bulbs, plastic contraceptive drug packages and child-resistant and tamper-evident plastic closures

             * Plastic bottles and containers for the pharmaceutical industry

             * Elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, hubs and needle covers

             * Blood-sampling system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices

             *   Components for IV Sets

             *   Disposable infant nursers and individual nurser components

          The Company also manufactures a wide range of standard and custom-designed plastic threaded caps and containers for the personal-care industry. The caps, produced mainly for health and beauty aids, come in many different sizes and colors. The Company also makes closures for food and beverage processors. The Company focuses its efforts on multiple-piece closures that require high-speed assembly.


          Product Development
          ------------------------
          The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering staffs are responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. Approximately 90 professional employees were engaged in these activities in 1999. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were approximately $8.9 million in 1999, $8.9 million in 1998, and $8.8 million in 1997, net of cost reimbursements by customers.

          Recent Developments
          -------------------
          The Company has taken  steps to expand its product  offerings and
          improve   competitiveness  of  its   Device  Product  Development
          operating segment.

          In 1996 and 1997, the Company implemented a major restructuring plan announced in 1996. The plan included the closing or downsizing of six manufacturing facilities, withdrawal from the machinery business and an approximate 5% reduction in the workforce. The restructuring was designed to reduce the costs associated with multiple plant sites and shift certain production capacity to lower-cost locations. In 1998, a further 1% reduction in the workforce, made possible by manufacturing and other operating efficiencies, was announced. (Additional information pertaining to these activities is incorporated by reference to the Note "Restructuring Charges" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders.)

          In 1998, the Company acquired Betraine Limited, a company located in England, which manufactures precision injection molded plastic components for the healthcare and consumer industries. The acquisition expanded global capabilities in the non-injectable market. The Company's name was changed to West Pharmaceutical Services Lewes ("West-Lewes").

          In 1999, the Company changed its business plan with respect to its plastics strategy concerning future market demands and total capacity requirements. As a result, the Company reversed a portion of its 1996 restructuring reserve pertaining to its Puerto Rico facility and wrote off the assets associated with a proprietary plastic product line that had not gained market acceptance.

                                  Contract Services
                                  Principal Services
                           --------------------------------

          Contract Packaging and Contract Manufacturing
          ---------------------------------------------
          The Company entered into the pharmaceutical services market in 1995 with its acquisition of Paco Pharmaceutical Services, Inc. ("Paco"). Paco's name was recently changed to West Pharmaceutical Services Lakewood, Inc. ("West Lakewood").

          West Lakewood provides contract manufacturing and packaging of products for pharmaceutical and consumer-products companies. With its flexible manufacturing environment and workforce, West Lakewood has the capability to make and package a variety of products according to customers' specifications, usually employing customer-supplied raw materials. Once it's work is complete, West Lakewood delivers the finished product to the customer for final sale and distribution to the end user.

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

          West Lakewood manufactures liquids, creams, solids, suspensions, and powders. Products produced include:

             *   headache and cold medications

             *   skin lotions

             *   deodorants

             *   toothpaste and mouthwash

             *   albuterol, a product used for inhalation therapy.

          West Lakewood contract packaging services include the design, assembly and filling of a broad variety of packages, including:

             * blister packages (i.e., a plastic film with a foil backing)

             *   bottles and tubes

             *   laminated and other flexible pouches or strip packages

             *   aluminum and plastic liquid cup containers

             *   paperboard specialty packages

             *   innovative tamper-evident and child-resistant packages

          Although the type of package depends on the requirements of the customer, blister packaging or bottles typically are used for tablets and capsules while aluminum or plastic cups, pouches, bottles and tubes are used for liquids, creams, ointments and powders.

          CLINICAL SERVICES

          The Company entered into the clinical services market with its April 1999 acquisition of the Clinical Services division of Collaborative Clinical Research, Inc. The Clinical Services Group operates three business units. These business units, which are described more fully below, are : a site-management organization
          (SMO) that provides assistance for clinical trial studies (the
          "SMO Network"); a Phase I-through-IV Clinical Trial research facility (the "GFI Research Center"); and a research group that supports companies desiring to transition drugs from prescription to over-the-counter status (the "Consumer Healthcare Research"
          Unit).

          The SMO Network assists sponsor companies in conducting the clinical research necessary to obtain regulatory approval for new drugs using its network of approximately 270 affiliated sites in the U.S. and 52 sites in Canada. The SMO Network, focused in six therapeutic areas, provides clinical research sites and support services to sponsors conducting Phase II, III and IV clinical
          research  and  managed  care  studies.    The  clinical services
          consist of the following activities: identifying and recruiting appropriate sites and investigators for a given clinical research study, conducting prestudy start-up activities such as preparing and organizing Investigational Review Board (IRB) documentation
          and conducting pre-study  site  initiation  visits.   West's  SMO
          Network also provides assistance in patient recruitment and enrollment, study progress tracking and study grant management. Each clinical research site in the SMO Network is affiliated with West through a written agreement that describes a cooperative relationship between the Company and the site. The SMO
          Network supports its affiliated sites by marketing their services, credentials and capabilities to pharmaceutical
          companies   (Sponsors),   by  conducting quality  audits to
          assure integrity of research site quality standards, by conducting clinical research training courses to assist affiliated sites in enhancing their expertise and by centrally negotiating study budgets and contracts with Sponsors.

          West's Consumer Healthcare Research business unit provides services primarily aimed at OTC pharmaceutical companies. These services include consultation on and performance of studies necessary for FDA approval of the conversion from prescription to over the counter status. These studies consist of label comprehension evaluations, consumer actual use studies and pivotal clinical trials.

          West's GFI Research Center performs clinical research and provides other clinical research services in Phase I through Phase IV studies at its 80-bed clinic located in Evansville, Indiana. Phase I research is substantially more specialized and limited than other phases of the clinical research process because healthy volunteers or patients must typically be sequestered for the duration of the study.

          The Clinical Servoces Division contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, the number of patients to be enrolled and other
          services  required  by the  Sponsor.    These contracts range in
          duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage- o- completion method utilizing units of delivery. Costs associated with contract revenue are recognized as
          incurred.   Cash  flows vary  with each  contract, although
          generally a portion of  the contract fee is paid  at the time the  trial begins, with  the balance paid  as pre-determined
          contract  milestones are  satisfied.   Pre-payments received  are
          recorded  as a liability under   deferred revenue  until work has
          been  completed  and revenue  has  been  recognized.   Generally,
          Sponsors  may  terminate  a  contract with  the  Company  with or
          without  cause.   In  the event  of  termination, the  Company is
          entitled to payment for all work performed through the date of termination and for costs associated with termination of the study.


          Contract Laboratory Services
          ------------------------------

          In 1998, the Company established the contract laboratory services business, which provides testing services to analyze customers' injectable product packaging. Regulatory agencies require drug companies to demonstrate that packaging components will not contaminate the drug. The test data is generated in a format acceptable for U.S. Food and Drug Administration (FDA) submissions. The services offered include product/closure interaction testing, extractables testing, moisture analysis of closures, particle quantification/analysis, quantification of closure surface silicone, and other custom services. The Company's laboratory complies with applicable Good Manufacturing Practice standards and is FDA registered.

                               Research and Development
                                Drug Delivery Systems
              ---------------------------------------------------------

          In 1993, the Company began developing drug delivery systems for biopharmaceuticals and other drugs that are difficult to administer effectively through traditional injectable or oral routes. Improving the therapeutic performance of these drugs in an economical fashion calls for sophisticated delivery solutions.


          To advance the Company's efforts in this area, in 1994 the Company began acquiring interests in DanBioSyst UK Ltd (DBS), a research and development company located in Nottingham, England. The purchase was conducted in 10% annual increments in 1995, 1996, 1997, with the remaining 70% acquired in March 1998, making DBS a wholly-owned subsidiary. In 1999, DBS was re-named West Pharmaceutical Services Drug Delivery & Clinical Research Center, Ltd. (West Drug Delivery). West Drug Delivery specializes in identifying and developing systems for delivery of complex drug molecules, or to assist in delivering drugs to a specific site in the body. West Drug Delivery engages in research to develop these unique systems and then patents this technology. West Drug Delivery has patents or patent applications covering a range of delivery platforms including nasal, oral, parenteral, pulmonary, rectal and vaginal. West Drug Delivery enters into agreements with biopharmaceutical and other drug companies to apply its delivery system technology to customers' drug molecules to achieve the desired result.

          A portion of the Company's Lionville-based resources are dedicated to development of drug delivery systems. In 1999, this group's work was focused on developing formulations of morphine and leuprolide using the Company's proprietary chitosan-based nasal delivery system. The Lionville group is also developing products based on other West Drug Delivery patented technology. The current projects relate to nasal delivery of other established drugs and further development of the Targit delivery system, a coated starch capsule, designed to deliver medication to a specific site in the body.

          The Company had 59 employees directly engaged in these activities as of December 31, 1999, and total expenses, net of revenues received, were $7.7 million in 1999 and $5.3 million in 1998.

                                    Order Backlog
                                    --------------
          Device product orders on hand at December 31, 1999, were approximately $96 million, compared with approximately $90 million at the end of 1998. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

          West Lakewood's twelve-month backlog of unfilled customer orders was approximately $9 million at December 31, 1999 and $18 million at December 31, 1998. Backlog is defined by West Lakewood as orders written and included in production schedules during the next twelve months. Such orders generally may be cancelled by the customer without penalty.

          The Clinical Services division backlog consists of signed
          contracts yet to be  completed.   Contracts included in backlog
          are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of
          future results.   Delayed contracts  remain in the Company's
          backlog until canceled. As of December 31, 1999, the Clinical Services division's backlog was $6.2 million.

                                    Raw Materials
                                    --------------

          The Company uses three basic raw materials in the manufacture of its device products: elastomers, aluminum, and plastic. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future.

          The Company is pursuing a supply chain management strategy, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw materials suppliers used by the Company. In some cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. This strategy increases the risks that the Company's supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.


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

          Although not material at this time, the Company believes its drug delivery development capabilities will play an increasingly important role in the future. The Drug Delivery Systems Division has a growing portfolio of patented technology, which is critical to the Company's success because a significant amount of future income is expected to be derived from licensing this technology to customers.

                                   Major Customers
                                  -----------------
          The   Company  provides  manufactured  device  components  and/or contract services to major pharmaceutical, biotechnology and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides contract packaging and contract manufacturing services for many of the leading manufacturers of personal care products and clinical research services to full service contract research organizations. The Company distributes its products and services primarily through its own sales force but also uses regional distributors in the United States and in the Asia/Pacific region. The business units have separate sales forces but the Company is increasing the sales effort of each group to sell all of the Company's capabilities.

          Becton Dickinson and Company ("BD") accounted for approximately 12% of the Company's 1999 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD's disposable syringes and blood sampling and analysis devices. The Company expects to continue as a major BD supplier.

          Excluding BD, the next ten largest customers accounted for approximately 33% of the Company's consolidated net sales in 1999, but no one of these customers accounted for more than 5% of 1999 consolidated net sales.

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

          Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly more important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a "full-service" supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis.

          The Company competes against numerous competitors in the field of plastic closures for consumer products, many of which are larger than the Company and command significant market shares. The Company differentiates itself through its expertise in high-speed assembly of multiple-piece closure systems.

          The U.S. contract packaging and manufacturing service industry is highly competitive. For packaging services, West Lakewood competes with three significant companies, two of which are larger than it. For contract manufacturing services, West Lakewood competes with four major competitors and several smaller regional companies; several of these competitors are larger than it. In addition, most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capacity to manufacture or package other companies' products on a contract basis. However, most large pharmaceutical and personal healthcare companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

          The clinical research industry is highly fragmented and comprised of several large, full-service Contract Research Organizations
          (CROs)  and many small CROs  and limited service  providers.  The
          major   competitors  in   the  industry   include  the   research
          departments of pharmaceutical companies, CROs and other SMOs.
          The SMO Network competes in this market on the basis of ability to provide rapid access to high quality clinical investigators and patients through its site network, by providing specialized know-how to design and conduct OTC clinical studies and by providing high quality and responsive Phase I services. The
          SMO Network may also face competition from other networks of research sites in the recruitment of potential affiliated sites. Many companies provide proprietary drug delivery technologies to
          the  pharmaceutical and  biotechnology markets.   However, unlike
          West, the majority of these companies are focused on a single route of drug administration, and very few have capabilities necessary to take drug products through all stages of the
          development  process  and  commercial  manufacture.    The  three
          largest companies,  the  market leaders,  have  multiple-delivery
          technologies,   but  their   strong  franchises   are  in   oral,
          controlled-release  delivery  systems.     West's  drug  delivery
          technologies,   none   of  which   is  currently   in  commercial


                                                                       14
          production, are in less competitive segments that do not compete with the market leaders.


                              Environmental Regulations
                 ---------------------------------------------------
          The  Company  does not  believe that  it  will have  any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated herein by reference.

                                    International
                                   ---------------

          The Note "Affiliated Companies" and the Note "Segment Information" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders are incorporated herein by reference.

          The Company believes that its international business does not involve a substantially greater business risk than its domestic business. Although financial crises have been evident at various times during recent years in the Asia/Pacific region and in our major markets in South America and have at times resulted in a decline in demand for the Company's products in these regions, direct sales to customers in these markets have historically not been significant. In 1999, such sales represented less than 10% of consolidated sales.

          The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency Translation" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Summary of Significant Accounting Policies -Financial Instruments" and in the Note "Financial Instruments" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, incorporated herein by reference.


          Item 2.   Properties
                    -----------
          In the Device Product Development operating segment, the Company maintains eight manufacturing plants and two mold and die production facilities in the United States, one manufacturing plant in Puerto Rico, and a total of eight manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Brazil and Singapore.

          In the Contract Services operating segment, the Company maintains one facility in the United States and one facility in Puerto Rico to provide contract manufacturing and packaging services. Clinical research services are provided by West Cleveland from leased space in Cleveland, Ohio and Indianapolis, Indiana. West Evansville leases office and medical space in Evansville, Indiana. Contract laboratory services are provided from the Company's Lionville, Pennsylvania, facility.

          The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. The Company conducts drug delivery research and development in a leased facility located in Nottingham, England. All other company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany, are also used for development activities for device products.

          The manufacturing production facilities of the Company are well maintained, are operating generally on a two- or three-shift basis and are adequate for the Company's present needs.

          The principal facilities in the United States and Puerto Rico are as follows:

          - Approximately 786,000 square feet of owned and 1,212,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Nebraska, North Carolina, Ohio, Indiana and Puerto Rico.

          The principal international facilities are as follows:

          - Approximately 530,000 square feet of owned space and 86,000 square feet of leased space in Germany, England, Denmark and France.

          -  Approximately 200,000 square feet of owned space in Brazil.

          -  Approximately 92,000 square feet of owned space in Singapore.

            Of the aforementioned currently owned facilities, approximately 354,000 square feet are subject to mortgages to secure the Company's real estate mortgage notes. See the Note "Debt" of Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

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

          Item 3.   Legal Proceedings.

                    -----------------
          None

          Item 4.   Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------
          None.



          Item 4 (a) Executive Officers of the Registrant
                 -----------------------------------------

          The executive officers of the Company at March 30, 2000 were as follows:

          Name                 Age Business  Experience  During  Past  Five
          Years
          ----                 --- ----------------------------------------
          George R. Bennyhoff1 56  Senior  Vice President,  Human Resources
                                   and Public Affairs.

          Robert F. Doman      50  Division   President,   Device   Product
                                   Development since  November 1999.    Mr.
                                   Doman   previously    served   as   Vice
                                   President Global Accounts Management and
                                   Marketing from May 1999 for the Company.
                                   Prior to joining the Company, Mr. Doman was Vice President of U.S. Operations for Bristol Myers-Squibb-Convotec.

          Steven A. Ellers1    49  Senior   Vice    President   and   Chief
                                   Financial  Officer   since  March  1998;
                                   Group  President  from  August  1997  to
                                   February 1998; Corporate Vice President,
                                   Sales  from  April  1996  to July  1997;
                                   previously Vice President, Operations.

          John R. Gailey III1  45  Vice  President,  since  December  1995,
                                   General    Counsel   since    1994   and
                                   Secretary.

          Stephen M. Heumann1  58  Vice President and Treasurer.

          Lawrence P. Higgins1 60  Vice  President,  Operations  since  May
                                   1996.  Prior to joining the Company,
                                   Mr.   Higgins   was   an   international
                                   business consultant.









          1 Holds position as corporate officer elected by the Board of Directors for a one-year term.

          Name                   Age Business  Experience During  Past Five
                                     Years
          ----                   --- --------------------------------------
          Herbert F. Hugill      52  Division President, Clinical  Services
                                     since   November   1999   and  General
                                     Manager of the Clinical Services Group
                                     from its  acquisition in  April  1999.
                                     Previously Mr. Hugill  served as Chief
                                     Operating  Officer  and  Director from
                                     December   1997    of    Collaborative
                                     Clinical Research, Inc. from which the
                                     Company purchased the Clinical Service
                                     Division.    From  1996  to  1997  Mr.
                                     Hugill   was   President   and   Chief
                                     Executive Officer  and a  Director  of
                                     Mediscience   Technology   Corp.,    a
                                     development      stage      biomedical
                                     technology company,  and prior thereto
                                     President, RP Scherer North America, a
                                     drug delivery systems company.

          William G. Little1     57  Chairman  of  the   Board  and   Chief
                                     Executive  Officer,  President  of the
                                     Company until September 1998.

          Donald E. Morel, Jr.1  42  Division   President,   Drug  Delivery
                                     Development since November 1999; Group
                                     President from March  1998 to  October
                                     1999;   Corporate    Vice   President,
                                     Scientific Services from  May 1995  to
                                     February 1998; and  prior thereto Vice
                                     President, Research  & Development for
                                     the Company.

          Anna Mae Papso1        56  Vice    President     and    Corporate
                                     Controller.

          Anthony A. Sinkula     62  Vice  President  and  Chief Scientific
                                     Officer since July 1998  and prior  to
                                     joining the  Company a  consultant  to
                                     several major pharmaceutical companies
                                     and the National Cancer Institute.





          1 Holds position as corporate officer elected by the Board of Directors for a one-year term.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
                    ----------------------------------------------------
          The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 1999 and 1998 were as follows:


                   First       Second       Third     Fourth
                  Quarter      Quarter     Quarter    Quarter      Year
                 High  Low   High   Low   High  Low  High Low   High   Low
 1999 3611/16 3113/16  393/8 3113/16  407/16 375/8   381/4  307/8  407/16 307/8
 1998 321/4 2815/16   33    28    30   25   3511/16  27  3511/16  25



          As of December 31, 1999, the Company had 1,794 shareholders of record. There were also 1,900 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.15 per share in each of the first three quarters of 1998; $.16 per share in the fourth quarter of 1998 and each of the first three quarters of 1999; and $.17 per share in the fourth quarter of 1999.

          Item 6. Selected Financial Data.
                  -----------------------
          Information  with  respect to  the  Company's  net sales,  income
          (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 1999 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Year-End Financial Position" of the 1999 Annual Report to Shareholders.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  ---------------------------------------------------------
          The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 1999 Annual Report to Shareholders.

          Item 7A. Quantitative and  Qualitative  Disclosure about  Market Risk
                   --------------------------------------------------------
          The information called for by this Item is incorporated by reference to the Notes "Financial Instruments" and "Summary of
          Significant  Accounting   Policies"  of  Notes   to  Consolidated
          Financial Statements of the 1999 Annual Report to Shareholders.

          Item 8. Financial Statements and Supplementary Data.
                  -------------------------------------------
          The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 1999 Annual Report to Shareholders.


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

          Item 13. Certain Relationships and Related Transactions.
                   -----------------------------------------------
          None
                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                   -------------------------------------------------------


          (a)  1.   The   following   report  and   consolidated  financial
                    statements,  included  in  the  1999  Annual  Report to
                    Shareholders,   have   been   incorporated  herein   by
                    reference:

                 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997


                 Consolidated    Statements   of   Comprehensive
                 Income for the years ended December 31, 1999, 1998 and 1997

                 Consolidated  Balance Sheets at December 31, 1999 and
                 1998

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

          (a)2.  Supplementary Financial Information

                 Schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

          (a)3. See Index to Exhibits on pages F-1, F-2, F-3, F-4 and F-5 of this Report.

          (b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 1999.

          (c) The exhibits are listed in the Index to Exhibits on pages F-1, F-2, F-3, F-4 and F-5 of this Report.

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







                                      WEST PHARMACEUTICAL SERVICES, INC.
                                                  (Registrant)


                                      By /s/ Steven A. Ellers
                                      --------------------------------
                                      Steven A. Ellers
                                      Senior Vice President
                                      and Chief Financial Officer


                                      March 30, 2000
                                      --------------------------------
                                      Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                            Title                 Date
     ---------                            ------              -------
 /s/  William G. Little                   Chairman, Director   March 30, 1999
 ---------------------------------        and Chief Executive
      William G. Little                   Officer
     (Principal Executive Officer)


/s/  Tenley E. Albright                   Director             March 30, 1999
 -----------------------------------
     Tenley E. Albright *


/s/ John W. Conway                        Director             March 30, 1999
 ___________________________________
    John W. Conway*


/s/  George W. Ebright                    Director             March 30, 1999
 ------------------------------------
     George W. Ebright*

                                          Senior Vice President March 30, 1999
 ------------------------------------     and Chief Financial Officer
    Steven A. Ellers


/s/  L. Robert Johnson                    Director               March 30, 1999
 ------------------------------------
    L. Robert Johnson*


   Signature                                   Title                     Date
  ---------                                    ------                   -------

/s/  William H. Longfield                  Director              March 30, 1999
 --------------------------------------
     William H. Longfield*


/s/  John P. Neafsey                        Director             March 30, 1999
 --------------------------------------
     John P. Neafsey*

                                             Vice President      March 30, 1999
 --------------------------------------      and Corporate Controller
     Anna Mae Papso
     (Principal Accounting Officer)


/s/ Monroe E. Trout                           Director           March 30, 1999
 ---------------------------------------
    Monroe E. Trout*


/s/  Anthony Welters                           Director          March 30, 1999
 ---------------------------------------
     Anthony Welters*


/s/  J. Roffe Wike, II                         Director         March 30, 1999
---------------------------------------
          J. Roffe Wike, II*

/s/  Geoffrey F. Worden                        Director         March 30, 1999
 ----------------------------------------
     Geoffrey F. Worden*


          *  By John R. Gailey III pursuant to a power of attorney.

                                  INDEX TO EXHIBITS


          Exhibit
          Number

          (3) (a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-
                    8036).

          (3) (b) Bylaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

          (4) (a) Form of stock certificate for common stock incorporated by reference to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1998 (File No. 1-8036).

          (9)       None.

          (10) (a) Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

          (10) (b) First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-
                    8036).

          (10) (c) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
                    8036).

          (10) (d) Amendments to the Long Term Incentive Plan, dated April 30, 1996, incorporated herein by reference to the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-
                    8036).



                                        F - 1



          Exhibit
          Number

          (10) (f) 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-
                    8036).

          (10) (g) Form of Director Stock Option Agreement, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036)..

          (10) (h) Form of amended and restated agreement between the Company and certain of its executive officers, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No.1-8036).

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

          (10) (m) Retirement Plan for Non-Employee Directors reflecting amendments effective on November 5, 1991, April 28, 1998 and May 27, 1999,
                    incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036).



                                        F - 2



          Exhibit
          Number

           (10) (n) Employment Agreement dated May 20, 1991 between the Company and William G. Little, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8036).

           (10) (o) Non-Qualified Deferred Compensation Plan for Designated Executive Officers and Amendments Nos. 1 and 2 thereto, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

          (10) (p) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

          (10) (q) 1999 Stock-Equivalent Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036).

          (10) (r) Lease Agreement, dated August 31, 1978, between Paco Packaging, Inc. and Nineteenth Lakewood Corp., as amended by Amendment of Lease, dated November 30, 1978, Second Amendment of Lease, dated August 6, 1979, Third Amendment of Lease, dated July 24, 1980 and Fourth Amendment of Lease, dated August 14, 1980, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc's Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

          (10) (s) Fifth Amendment of Lease, dated May 13, 1994, to the Lease Agreement, dated August 31, 1978, between Paco Packaging, Inc. and Nineteenth Lakewood Corp., incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1994 (File number 0-20324).


                                        F - 3



          Exhibit
          Number

          (10) (t) Lease Agreement, dated December 9, 1977, between Paco Packaging, Inc. and New Oak Street Corp., as amended by the Amendment to Lease Agreement, dated August 31, 1978, Second Amendment of Lease, dated April 8, 1979 and Third Amendment of Lease, dated November 16, 1983, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.


          (10) (u) Lease Agreement, dated April 7, 1986, between Northlake Realty Co. Inc. and Paco Packaging, Inc., as amended by Amendment to Lease, dated July 1, 1986, Second Amendment of Lease, dated June 15, 1987 between Paco Packaging and C. P. Lakewood, L. P., Agreement, dated December 29, 1987, and Lease Modification Agreement, dated December 13, 1989, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

          (10) (v) Collective Bargaining Agreement, dated December 1, 1997, by and between Paco Pharmaceutical Services, Inc. and Teamster Local 35 (affiliated with the International Brotherhood of Teamsters), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

          (10) (w) 1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

          (10) (x) Asset Purchase Agreement Among Collaborative Clinical Research, Inc., GFI Pharmaceutical Services, Inc., and WCE clinical Evaluations and West Pharmaceuticals, Inc. dated December 28, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.1-
                    8036).

          (11)      Not Applicable.

          (12)      Not Applicable.



                                        F - 4



          Exhibit
          Number


          (13)      Portions of 1999 Annual Report to Shareholders.

          (16)      Not applicable.

          (18)      None.

          (21)      Subsidiaries of the Company.

          (22)      None.

          (23)      Consent of Independent Accountants.

          (24)      Powers of Attorney.

          (27)      Financial Data Schedules

          (99)      None.