Form 10-Q
period 2000-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2000-05-15
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000
                                 ---------------
                          Commission File Number 1-8036
                                     ------
                       WEST PHARMACEUTICAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                  Pennsylvania

                      -------------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)


                          101 Gordon Drive, PO Box 645,
                                  Lionville, PA

                      -------------------------------------
                         (Address of principal executive
                                    offices)



                                   23-1210010
                             ----------------------
                                (I.R.S. Employer
                             Identification Number)



                                   19341-0645
                             ----------------------
                                   (Zip Code)
        Registrant's telephone number, including area code 610-594-2900
                                 --------------

                                       N/A

        -----------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past
                             90 days. Yes X . No .
                                     --- ---
                          March 31, 2000 -- 14,497,080
       -----------------------------------------------------------------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Index

                               Form 10-Q for the
                          Quarter Ended March 31, 2000




Part I - Financial Information

    Item 1. Financial Statements

        Consolidated Statements of Income for the
           Three Months ended March 31, 2000 and March                   3
           31, 1999
        Condensed Consolidated Balance Sheets at March 31,
           2000 and December 31, 1999                                    4
        Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 2000 and
           March 31, 1999                                                5
        Notes to Consolidated Financial Statements                       6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

    Item 3. Quantitative and Qualitative Disclosure about Market Risk   12

Part II - Other Information

    Item 1. Legal Proceedings                                           13

    Item 6. Exhibits and reports on Form 8-K                            13

SIGNATURES                                                              14

Index to Exhibits                                                      F-1

Part I - Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                       Quarter Ended

                                              March 31, 2000   March 31, 1999
                                              ---------------  --------------
Net sales ..................................   $107,700  100%  $114,200   100%
Cost of goods and services sold ............     79,500   74     79,800    70
                                               ---------------------------------
         Gross profit ......................     28,200   26     34,400    30
Selling, general and administrative expenses     17,400   16     17,000    15
Other expense, net .........................        400   --         --    --
                                               ---------------------------------
         Operating profit ..................     10,400   10     17,400    15
Interest expense ...........................      3,000    3      2,000     2
                                               ---------------------------------
        Income before income taxes
            and minority interests .........      7,400    7     15,400    13
Provision for income taxes .................      2,700    3      5,900     5
Minority interests .........................        100   --        100    --
                                               ---------------------------------
         Income from consolidated operations      4,600    4%     9,400     8%
Equity in net income of affiliated companies        500             100
                                               ---------------------------------
         Net income ........................    $ 5,100         $ 9,500
                                               ---------------------------------
Net income per share:
         Basic .............................    $   .35         $   .63
         Assuming dilution .................    $   .35         $   .63
Average common shares outstanding ..........     14,546          15,082
Average shares assuming dilution ...........     14,562          15,133

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

                                            March 31,    December 31,
                                               2000         1999
                                           ----------    -----------
ASSETS ...................................
Current assets:
         Cash, including equivalents .....   $ 55,000   $ 45,300
         Accounts receivable .............     69,300     74,600
         Inventories .....................     43,100     42,100
         Deferred income tax benefits ....      7,200      7,300
         Other current assets ............     18,800     15,400
                                            ---------------------
Total current assets .....................    193,400    184,700
                                            ---------------------
Net property, plant and equipment ........    228,700    227,600
Investments in affiliated companies ......     20,600     20,200
Goodwill .................................     64,400     66,500
Deferred charges and other assets ........     55,700     52,800
                                            ---------------------
Total Assets .............................   $562,800   $551,800
                                            ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt   $ 11,500   $  2,200
         Notes payable ...................     52,800     27,400
         Accounts payable ................     22,400     25,500
         Salaries, wages, benefits .......     11,600     15,600
         Income taxes payable ............      6,400      5,500
         Other current liabilities .......     28,800     27,800
                                            ----------------------
Total current liabilities ................    133,500    104,000
                                            ----------------------
Long-term debt, excluding current portion     130,700    141,500
Deferred income taxes ....................     47,500     48,000
Other long-term liabilities ..............     25,600     26,300
Minority interests .......................        800        800
Shareholders' equity .....................    224,700    231,200
                                            ----------------------
Total Liabilities and Shareholders' Equity   $562,800   $551,800
                                            ----------------------

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                           Quarter Ended
                                                      March 31,      March 31,
                                                        2000           1999
                                                      --------       --------
Cash flows from operating activities:
         Net income, plus net non-cash items .........   $ 10,400    $ 16,600
         Changes in assets and liabilities ...........        100      (3,200)
                                                        -----------------------
Net cash provided by operating activities ............     10,500      13,400
                                                        -----------------------
  Cash flows from investing activities:

         Property, plant and equipment acquired ......    (14,200)     (7,700)
         Payment for acquisition                           (1,000)         --
         Customer advances, net of repayments ........     (1,400)        100
                                                        -----------------------
Net cash used in investing activities ................    (16,600)     (7,600)
                                                        -----------------------
Cash flows from financing activities:

         Repayment of long-term debt .................       (300)       (800)
         Notes payable, net ..........................     25,200       2,400
         Dividend payments ...........................     (2,500)     (2,400)
         Sale of common stock, net ...................        600       1,400
         Purchase of common stock ....................     (6,000)     (2,900)
                                                        -----------------------
Net cash provided by (used in) financing activities ..     17,000      (2,300)
                                                        -----------------------
Effect of exchange rates on cash .....................     (1,200)     (1,800)
                                                        -----------------------
Net increase in cash, including equivalents ..........   $  9,700    $  1,700
                                                        -----------------------

See accompanying notes to consolidated financial statements

                                                                        Page 6
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)


The interim consolidated financial statements for the quarter ended March 31, 2000 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 1999 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

1.    Interim Period Accounting Policy

      ---------------------------------
      In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 2000 and the related unaudited Consolidated Statement of Income and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 1999 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

      Operating Expenses

      ------------------
      To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include certain employee benefit costs, annual quantity discounts and advertising.

      Income Taxes

      -------------
      The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes applicable to operating results in Brazil and prior year adjustments, if any, are recorded as identified.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. Inventories at March 31, 2000 and December 31, 1999 are summarized as follows:

               (in thousands)      2000     1999
                                 -------   -------
               Finished goods....$14,200   $14,000
               Work in process... 14,800    12,800
               Raw materials..... 14,100    15,300
                                 -------   -------
                                 $43,100   $42,100
                                 -------   -------
                                 -------   -------

3. The carrying value of property, plant and equipment at March 31, 2000 and December 31, 1999 is determined as follows:

               (in thousands)                    2000       1999
                                               --------   --------
Property, plant and equipment...............   $491,800   $489,200
Less accumulated depreciation
  and amortization .........................    263,100    261,600
                                               --------   --------
Net property, plant and equipment ..........   $228,700   $227,600
                                               --------   --------
                                               --------   --------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


4. For the three months ended March 31, 2000 and 1999, the Company's comprehensive income is as follows:

                                March 31, 2000    March 31, 1999
                               --------------     ---------------
         Net income ..............   $ 5,100        $ 9,500
         Foreign currency
           translation adjustments    (3,700)        (8,600)
                                      -------       -------
         Comprehensive income ....   $ 1,400        $   900
                                      -------       -------
                                      -------       -------


5. Net sales to external customers and operating profit by operating segment for the three months ended March 31, 2000 and March 31, 1999 are as follows:

                                  Net Sales              Operating Profit
                                 2000        1999       2000        1999
                               -------    --------   ---------   --------
Device product development   $  92,100    $ 93,400   $ 19,800    $ 21,500
Contract services ........      15,300      20,600     (3,600)      2,200
Drug delivery research &
  development ............         400         200     (2,300)     (1,400)
Corporate and unallocated
  items ..................        (100)       --       (3,500)     (4,900)
                             ---------    --------   --------    --------
Consolidated total .......   $ 107,700    $114,200   $ 10,400    $ 17,400
                             ---------    --------   --------    --------
                             ---------    --------   --------    --------

          Compared with December 31, 1999, there were no material changes in the amount of assets as of March 31, 2000 for any operating segment.

     6. Common stock issued at March 31, 2000 was 14,497,080 shares, of which 2,668,061 shares were held in treasury. Dividends of $.17 per common share were paid in the first quarter of 2000 and a dividend of $.17 per share payable to holders of record on April 19, 2000 was declared on March 27, 2000.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


     7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1.4 million at March 31, 2000 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

     8. In January 2000, the Company paid $1 million to acquire additional ownership in a firm involved in developing genotyping technology. As of March 31, 2000 the Company's cumulative investment in this firm is $2.3 million, representing a 12.8% ownership interest. Upon the satisfaction of certain future milestones, the Company is conditionally committed to investing up to an additional $1.3 million, which would result in a cumulative ownership percentage of up to 19.95%.

Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Quarter Ended March 31, 2000 versus
----------------------------------------------------------------
March 31, 1999.
--------------

Net Sales
----------
Net Sales for the first quarter of 2000 were $107.7 million; a 5.6% decrease compared with net sales of $114.2 million for the same quarter in 1999. The U.S. dollar's continued strength accounted for $4 million, or 60%, of the drop in sales with the remainder due to low volume in the contract services segment that more than offset sales growth (at constant exchange rates) in the device product development segment.

First quarter 2000 sales of the device product development segment were $92.1 million, an increase of 3% at constant exchange rates. Sales to domestic markets increased by 2%; while sales to international markets grew at 4% (at constant exchange rates) despite the low plastic medical device sales of a United Kingdom
(UK) operation. The product mix for this segment had a higher ratio of lower margin medical device components compared with 1999, as some customers continued to work-down year end inventories of higher margin pharmaceutical packaging components.

The contract services segment's results were, as previously noted, significantly below last year's first quarter. Both of the major business units - contract manufacturing and packaging and clinical services - suffered from low volumes. In total, sales for the contract services segment were $15.3 million; $5.3 million, or 26%, below first quarter 1999 levels. Both of these business units have been experiencing low volumes since late in the second half of 1999 due to customers' delays, cancellations or reduced orders for specific products or projects. In response to these difficulties in the contract services segment, management has increased the sales force, strengthened the management team and is upgrading the equipment in the contract packaging area. Management now projects an operating loss for this segment to extend through the second quarter, with sales showing improvement compared with first quarter. Although management anticipates operating profit for this segment in the later half of the year, the slow recovery in the backlog for this segment has reduced full year earnings expectations.

Gross Profit
------------
The consolidated gross margin was 26.2%, compared with 30.2% in 1999. The low volumes in the contract manufacturing and packaging business unit were unable to absorb plant overhead costs resulting in a negative gross margin for the contract services segment. In addition, the lower value product mix experienced mainly in domestic markets within the device product development segment coupled with low utilization of a UK plastics medical device plant resulted in a lower margin for this business segment.

Results of Operations for the Quarter Ended March 31, 2000 versus
-----------------------------------------------------------------
March 31, 1999, continued
--------------------------

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses were 2% higher compared with the prior year. The added costs of the clinical services group acquired in April 1999, and the higher expenses incurred for drug delivery systems development were essentially offset by increased income from pension plan assets and the impact of favorable foreign exchange rates on non-U.S. dollar expenses. Drug delivery systems costs were higher as the Company initiated clinical trials for nasal delivery of morphine using the Company's proprietary chitosan-based delivery system at its Evansville, Indiana clinical facility. The Company is in active negotiations with several parties interested in licensing agreements covering products utilizing the Company's chitosan-based nasal delivery system.

Other expense
----------------------
The line item "other expense, net" mainly reflects a foreign currency transaction loss and a loss related to a one-time environmental action by Brazilian customs that resulted in the destruction of raw material and finished products that were imported into that country.

Interest Expense and Equity in Affiliates
-----------------------------------------
Interest expense increased by $1.0 million in the first quarter comparison, largely because of debt associated with the Company's stock buyback program. The Company has purchased 727,500 shares at an average cost of $33.18 per share under the one million share buyback program announced in March of 1999. In 2000's first quarter, 196,700 shares were purchased at an average cost of $30.67 per share. Higher interest rates and debt associated with acquisitions also contributed to the increase in interest expense.

Equity in net income of affiliates increased by $0.4 million compared with first quarter 1999. This increase reflects the improved operating results of Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest. Daikyo's improved results were generated from increased sales and a significant improvement in its gross margin.

Taxes
-----
The estimated tax rate in the quarter was 37% compared with 38.5% in the same period of 1999. The decrease in the effective tax rate is due to the European tax reorganization completed in the fourth quarter of 1999. However, the current expected geographic mix of earnings and the potential elimination of the U.S. tax benefit of foreign sales corporations is raising the rate above management's earlier expectation. The estimated 2000 tax rate of 37% is lower by half a percentage point compared with 1999's full year rate on operations of 37.5%.

                                                                        Page 12
Results of Operations for the Quarter Ended March 31, 2000 versus
-----------------------------------------------------------------
March 31, 1999, continued
--------------------------

Net Income
----------
Net income for the first quarter 2000 was $5.1 million, or $.35 per share, compared with net income of $9.5 million, or $.63 per share, in the same period of 1999. Average common shares outstanding in the first quarter were 14.5 million compared with 15.1 million in the first quarter 1999. The reduction in average common shares outstanding is due to the Company's stock buyback program noted above.

Financial Position
------------------
Working capital at March 31, 2000 was $59.9 million compared with $80.7 million at December 31, 1999. The working capital ratio at March 31, 2000 was 1.4 to 1. The primary reason for the decrease in working capital is due to the increase in current debt outstanding. The increase reflects maturities of long-term debt and borrowings related to share repurchases and capital spending. The Company's current revolving credit facility expires in August 2000. The Company is currently negotiating a replacement long-term credit facility. Debt as a percentage of total invested capital at March 31, 2000 was 46.4% compared with 42.5% at December 31, 1999.

Cash totaled $55 million at March 31, 2000. The net increase in cash for the first quarter of 2000 of $9.7 million is expected to reverse in the second quarter as certain loans resulting from the European tax reorganization are repaid. In the quarter, cash flows from operations of $10.5 million and $25.2 million of short-term borrowings were used to fund $14.2 million of capital spending primarily related to maintenance and efficiency upgrades on device product development segment assets, a $1 million additional investment in a genotyping technology company, and $1.4 million of advances for customer projects. In addition, the Company paid cash dividends of $.17 per share and purchased 196,700 of its common shares at an average cost of $30.67 per share.

The Company believes its financial condition and current capitalization indicate an ability to finance substantial future growth.

                                                                        Page 13
Results of Operations for the Quarter Ended March 31, 2000 versus
-----------------------------------------------------------------
March 31, 1999, continued
--------------------------

Recently Issued Accounting Pronouncements
------------------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Among other things, SAB 101 provides guidance for recording revenue related to non-refundable, up-front fees received in connection with conveying licensing or other intangible rights or for delivery of products or services. In general, SAB 101 requires the recognition of revenue from up-front payments over any continuing service period. While the Company's historical revenue recognition practices are in compliance with SAB 101, revenue recognition from up-front licensing and other fees that may result from agreements currently being negotiated for the Company's drug delivery technologies may be deferred depending on final terms of such agreements.

Market Risk
---------------
The Company is exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and financial position. These risks are managed periodically with the use of derivative financial instruments such as interest rate swaps and forward exchange contracts. In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes. At March 31, 2000 and December 31, 1999 the Company had three interest rate swap agreements in effect, with an estimated fair value less than $0.1 million. There were no forward exchange contracts in effect at March 31, 2000.

Statements concerning forecasted results, financial or otherwise, which are contained in the above material, constitute "forward looking statements" that involve risks and uncertainties. The Company's actual results may differ materially from those expressed in any forward looking statement and are dependent on a number of factors including but not limited to, sales demand, timing of customers' projects, competitive pressures, the strength or weakness of the U.S. dollar, inflation, the cost of raw materials, successful continuance of cost-improvement programs and statutory tax rates.

Item 3.        Quantitative and Qualitative Disclosure about Market Risk
               ---------------------------------------------------------
The information called for by this item is incorporated by reference to the text appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk".

Part II - Other Information

     Item 1.               Legal Proceedings

                           -----------------
                           None.

     Item 6.               Exhibits and Reports on Form 8-K
                           --------------------------------
               (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                                   SIGNATURES

                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WEST PHARMACEUTICAL SERVICES, INC.
                                            -----------------------------------
                                            (Registrant)







May 15, 2000                                 /s/ Steven A. Ellers
------------                                 -----------------------------------
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

(10)(a) Amended and Restated Employment Agreement dated as of March 25, 2000 between the Company and William G. Little.

(10)(b) Form of second amended and restated agreement between the Company and certain of its executive officers, dated as of March 25, 2000.

(10)(c)           Schedule of Agreements with Executive Officers.

(11)              Not Applicable.

(12)              Not Applicable.

(15)              None.

(16)              Not Applicable.

(18)              None.

(19)              None.

(22)              None.

Exhibit
Number

(23)              None.

(24)              None.

(27)              Financial Data Schedule

(99)              None.