Form 10-Q
period 2000-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2000-08-14
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000
                                 ---------------
                          Commission File Number 1-8036
                                     ------
                       WEST PHARMACEUTICAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                             90 days. Yes X . No .
                                     --- ---
                           June 30, 2000 -- 14,359,136
      -------------------------------------------------------------------
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Index

                                Form 10-Q for the
                           Quarter Ended June 30, 2000



                                                                         Page

                                                                         -----

Part I - Financial Information

   Item 1.  Financial Statements

        Consolidated Statements of Income for the
           Three and Six Months ended June 30, 2000 and
           June 30, 1999                                                 3
        Condensed Consolidated Balance Sheets at June 30,
           2000 and December 31, 1999                                    4
        Condensed Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 2000 and June 30, 1999      5
        Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

   Item 3.  Quantitative and Qualitative Disclosure
            about Market Risk                                           14

Part II - Other Information

   Item 1.  Legal Proceedings                                           14

   Item 2.  Change in Securities and Use of Proceeds                    14

   Item 3.  Defaults Upon Senior Securities                             14

   Item 4.  Submission of Matters to a Vote of Security Holders         15

   Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                              17

   Index to Exhibits                                                   F-1

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                  Quarter Ended                      Six Months Ended
                                         June 30, 2000     June 30, 1999      June 30, 2000   June 30, 1999
                                         ---------------   ---------------    -------------   --------------
Net sales ............................   $112,700   100%   $124,400   100%    $220,400 100%   $238,600  100%
Cost of goods and services sold.......     84,500    75      84,600    68      164,000  74     164,400   69
                                         ---------------   ---------------    -------------   --------------
   Gross profit ......................     28,200    25      39,800    32       56,400  26      74,200   31
Selling, general and
   administrative expenses ...........     17,000    15      19,700    16       34,400  16      36,700   15
Other expense, net....................         --    --         300    --          400  --         300   --
                                         ---------------   ---------------    -------------   --------------
   Operating profit ..................     11,200    10      19,800    16       21,600  10       37,200  16
Interest expense .....................      3,400     3       2,800     2        6,400   3        4,800   2
                                         ---------------   ---------------    -------------   --------------
   Income before income taxes
    and minority interests ...........      7,800     7      17,000    14       15,200   7       32,400  14
Provision for income taxes ...........      3,000     3       6,600     5        5,700   3       12,500   6
Minority interests ...................        100    --          --    --          200  --          100  --
                                         ---------------   ---------------    -------------   --------------
   Income from consolidated operations      4,700     4%     10,400     8%       9,300   4%      19,800   8%
                                                     ---               ---              ---              ---
Equity in net income of
    affiliated companies .............        300                --                800             100
                                         --------          --------           --------        --------
    Net income .......................   $  5,000          $ 10,400           $ 10,100        $ 19,900
                                         --------          --------           --------        --------
Net income per share:

     Basic ..............................$   0.35          $   0.70           $   0.70        $  1.33
     Assuming dilution ..................$   0.35          $   0.69           $   0.70        $  1.32
                                         --------          --------           --------        --------
Average common shares outstanding .......  14,463            14,945             14,487         15,017
Average shares assuming dilution ........  14,465            15,043             14,495         15,113

See accompanying notes to consolidated financial statements

                                                                        Page 4
West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                   Unaudited
                                                    June 30,         Dec. 31,
                                                      2000             1999
ASSETS                                              ---------        --------
Current assets:
         Cash, including equivalents ........        $ 37,300        $ 45,300
         Accounts receivable ................          69,800          74,600
         Inventories ........................          43,700          42,100
         Current deferred income tax benefits           7,200           7,300
         Other current assets ...............          20,100          15,400
                                                     --------        --------
Total current assets ........................         178,100         184,700
                                                     --------        --------
Net property, plant and equipment ...........         233,100         227,600
Investments in affiliated companies .........          21,700          20,200
Goodwill ....................................          63,200          66,500
Deferred charges and other assets ...........          59,700          52,800
                                                     --------        --------
Total Assets ................................        $555,800        $551,800
                                                     --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt ..        $  2,100        $  2,200
         Notes payable ......................           9,800          27,400
         Accounts payable ...................          22,600          25,500
         Accrued expenses:
            Salaries, wages, benefits .......          12,600          15,600
            Income taxes payable ............          11,900           5,500
            Other ...........................          27,600          27,800
                                                     --------        --------
Total current liabilities ...................          86,600         104,000
                                                     --------        --------
Long-term debt, excluding current portion ...         172,600         141,500
Deferred income taxes .......................          47,200          48,000
Other long-term liabilities .................          25,100          26,300
Minority interests ..........................             800             800
Shareholders' equity ........................         223,500         231,200
                                                     --------        --------
Total Liabilities and Shareholders' Equity ..        $555,800        $551,800
                                                     --------        --------

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                 Six Months Ended
                                                               June 30,     June 30,
                                                                 2000         1999
                                                               --------     --------
Cash flows from operating activities:

         Net income, plus net non-cash items ...............   $ 21,100     $ 35,000
         Changes in assets and liabilities .................      3,000       (4,700)
                                                               --------     --------
Net cash provided by operating activities ..................     24,100       30,300
                                                               --------     --------
Cash flows from investing activities:

         Property, plant and equipment acquired ............    (29,500)     (19,500)
         Proceeds from sale of assets ......................         --          100
         Payment for acquisitions, net of cash acquired ....     (1,000)     (15,900)
         Customer advances, net of repayments ..............     (1,900)      (1,400)
                                                               --------     --------
Net cash used in investing activities ......................    (32,400)     (36,700)
                                                               --------     --------
Cash flows from financing activities:

         Proceeds from senior debt .........................         --      100,000
         Net borrowings (repayments) under revolving
          credit agreements ................................      31,000     (71,600)
         Repayment of other long-term debt .................     (14,500)       (900)
         Notes payable, net ................................        (500)      1,600
         Dividend payments .................................      (5,000)     (4,800)
         Sale of common stock, net .........................         600       1,600
         Purchase of treasury stock ........................      (9,900)     (9,000)
                                                                --------    --------
Net cash provided by financing activities ..................       1,700      16,900

Effect of exchange rates on cash ...........................      (1,400)     (2,200)
                                                                --------    --------
Net (decrease) increase in cash, including equivalents .....    $ (8,000)   $  8,300
                                                                --------    --------
See accompanying notes to consolidated financial statements


               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

The interim consolidated financial statements for the six-month period ended June 30, 2000 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 1999 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

1.    Interim Period Accounting Policy
      ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of June 30, 2000 and the related unaudited Consolidated Statements of Income for the three and six-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the six-month period then ended and for the comparative period in 1999 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Operating  Expenses
     -------------------
     To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include certain employee benefit costs, annual quantity discounts and advertising.

     Income  Taxes
     -------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes applicable to operating results in Brazil and prior year adjustments, if any, are recorded as identified.

     The effective tax rate for 2000 is estimated at 37.5%, a .5% increase over the rate used for the first quarter of 2000. This change was made in response to the currently projected geographic mix of earnings and the potential elimination of a U.S. tax benefit on foreign sales corporations.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. Inventories at June 30, 2000 and December 31, 1999 are summarized as follows:


                                      6/30/00  12/31/99
                                      -------   -------
                    Finished goods    $16,000   $14,000
                    Work in process    14,400    12,800
                    Raw materials .    13,300    15,300
                                      -------   -------
                                      $43,700   $42,100
                                      -------   -------
                                      -------   -------


3. A summary of property, plant and equipment at June 30, 2000 and December 31, 1999 is presented in the following table:


                                        6/30/00    12/31/99
                                        --------   --------
        Property, plant and equipment   $500,500   $489,200

        Less accumulated depreciation
        and amortization ..........      267,400    261,600
                                        --------   --------
        Net property, plant
        and equipment .............     $233,100   $227,600
                                        --------   --------
                                        --------   --------

4. For the three and six months ended June 30, 2000 and 1999, the Company's comprehensive income (loss) is as follows:


                            Three Months Ended       Six Months Ended
                            6/30/00    6/30/99     6/30/00     6/30/99
                           --------    -------     -------     -------
Net income .............   $ 5,000     $10,400    $10,100     $ 19,900
Foreign currency
 translation adjustments      (500)     (4,600)    (4,200)     (13,200)
                           --------    -------    --------    --------
Comprehensive income....   $ 4,500     $ 5,800    $ 5,900     $  6,700
                           --------    -------    --------    --------
                           --------    -------    --------    --------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

5. Net sales to external customers and operating profit (loss) by operating segment for the three and six months ended June 30, 2000 and June 30, 1999 are as follows:

                              Three Months Ended      Six Months Ended
                                    June 30                June 30
Net Sales:                       2000       1999       2000        1999
----------                   --------   --------   --------    --------
Device product development   $ 94,600   $100,800   $186,700    $194,200
Contract services ........     18,100     23,400     33,400      44,000
Drug delivery research
  and development ........        300        200        700         400
Corporate and unallocated        (300)        --       (400)         --
                             --------   --------   --------    --------
Consolidated Total .......   $112,700   $124,400   $220,400    $238,600
                             --------   --------   --------    --------
                             --------   --------   --------    --------

                               Three Months Ended        Six Months Ended
                                     June 30                 June 30
Operating Profit (Loss):         2000        1999        2000        1999
------------------------     --------    --------    --------    --------
Device product development   $ 20,400    $ 26,000    $ 40,200    $ 47,500
Contract services ........     (3,800)      1,800      (7,400)      4,000
Drug delivery research
  and development ........     (2,400)     (1,600)     (4,700)     (3,000)
Corporate and unallocated
  items ..................     (3,000)     (6,400)     (6,500)    (11,300)
                             --------    --------    --------    --------
Consolidated Total .......   $ 11,200    $ 19,800    $ 21,600    $ 37,200
                             --------    --------    --------    --------
                             --------    --------    --------    --------

         Compared with December 31, 1999, there were no material changes in the amount of assets as of June 30, 2000 for any operating segment.

6. Common stock issued at June 30, 2000 was 17,165,141 shares, of which 2,806,005 shares were held in treasury. Dividends of $.17 per common share were paid in the second quarter of 2000 and a dividend of $.17 per share payable August 1, 2000 to holders of record on July 19, 2000 was declared on June 20, 2000.

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


          accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,400 at June 30, 2000 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

8. In January 2000, the Company paid $1 million to acquire additional ownership in a firm involved in developing genotyping technology. As of June 30, 2000 the Company's cumulative investment in this firm is $2.3 million, representing a 12.8% ownership interest. Upon the
          satisfaction   of   certain   future   milestones,   the   Company  is
          conditionally committed to investing up to an additional $1.3 million, which would result in a cumulative ownership percentage of up to 19.95%.

Item 2.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2000
----------------------------------------------------------------------
versus Comparable 1999 periods.
--------------------------------

Net Sales
------------
Net Sales for the second quarter of 2000 were $112.7 million compared to $124.4 million reported in the second quarter of 1999. At constant exchange rates, sales for the second quarter 2000 declined 5.9% versus the prior year quarter.

Second quarter 2000 sales for the Device Product Development segment were $94.6 million, a decline of 1.9% at constant exchange rates, as compared to the second quarter of 1999 which had an unusually high 10.5% growth rate. Sales in domestic markets declined by approximately 6% as a result of inventory reductions at certain customers of some high margin products. Excluding the plastic device facility in the United Kingdom, sales to international markets increased by 4.5% over the prior year quarter. The Company is transitioning its plastics manufacturing plant in Lewes, England to a facility focused on producing medical devices and multi-component consumer products. During the transition period, this plant will be under-utilized.

The Contract Services segment's results were significantly below 1999's second quarter. Sales were $18.1 million, $5.3 million, or 22.9% below second quarter 1999 levels. The contract manufacturing and packaging unit continues to experience a decline in volume over the prior year as a result of reduced demand, project cancellations and lower-than-anticipated market acceptance for customers' products. Although the Company is aggressively seeking new business, this segment operates in extremely competitive markets. A return to profitability is not forecasted until at least the fourth quarter of 2000.

Net sales for the first half of 2000 were $220.4 million, 7.6% lower than sales in the same period of 1999 and 4.1% lower at constant exchange rates. Excluding exchange rate variances, Device Product Development sales were .4% higher as strong results in international markets offset decreased sales in domestic markets. Year-to-date Contract Services segment sales declined by 24.2% from the prior year, from the same causes as were stated above for the second quarter decrease.

Gross Profit
---------------
The second quarter 2000 consolidated gross margin was 25.1%, compared with 32.0% in 1999. Lower margins were reported in both the Device Product Development and Contract Services segments. For Device Product Development, lower domestic sales volumes, lower-value product mix, severance costs and low volume at the UK plastic device facility, and the higher cost of dollar-based raw materials to international operations negatively impacted gross margins. Low demand, contract cancellations and severance costs within the contract manufacturing and packaging unit caused the Contract Services segment to operate below breakeven margins.

                                                                        Page 11
Results of Operations and Financial Condition for the Three and Six
Months Ended June 30, 2000 versus Comparable 1999 periods, continued
--------------------------------------------------------------------
The consolidated gross profit margin for the six-month period was 25.6% compared with 31.1% in the same period of 1999. The year-to-date negative gross margin of the Contract Services segment, largely from the contract manufacturing and packaging unit, accounts for the majority of the decline in the profit margin. Year-to-date gross margins in the Device Product Development segment also declined as a result of the U.K. Plastics facility volume reductions and severance costs, and the lower demand for high-value product mix in domestic markets.

Selling, General and Administrative Expenses
--------------------------------------------------------
Selling, general and administrative expenses were down $2.7 million (13.1%) as compared with the second quarter of 1999. Higher income on pension assets, the favorable impact of foreign exchange rates on non-U.S. dollar expenses, and lower incentive based compensation expenses more than offset higher drug delivery system research and development expenses, an additional month of clinical services expenses, and severance costs in several segments. Drug
Delivery Systems costs were higher as the Company continues to advance the development of several promising new products and interprets data from the Phase I clinical trials for nasal morphine. The Company and a potential licensee are in the due diligence process of negotiations which should lead to the first license agreement for several internally developed drug delivery products.

For the six-month period ending June 30 2000, selling, general and administrative expenses declined by $2.3 million versus the prior year. The same factors that influenced the second quarter comparisons also influenced the year to date figures. In addition, 2000 results include a full 6 months of clinical services costs (acquired April 20, 1999), versus 2 months in 1999.

Other expense
----------------------
For the second quarter of 2000, foreign currency transaction losses and losses on fixed asset disposals were offset by interest income. The 1999 second quarter contained higher fixed asset disposition losses as a result of Y2K remediation efforts. In addition, the six-month period for 2000 contains costs related to a one-time environmental action by Brazilian customs which resulted in the destruction of raw material and finished products which were imported into that country.

Interest Expense and Equity in Affiliates
-------------------------------------------------
Interest expense increased by $.6 million over 1999 in the second quarter comparison ($1.6 million in the year-to-date comparison), largely due to additional debt associated with stock repurchases under a one million share buyback program announced in March of 1999. During 2000, 358,700 shares have been purchased at an average cost of $27.49 per share, bringing the total shares repurchased to 889,500. Higher interest rates and acquisition financing also contributed to the increase over the prior year for both the quarter and year-to-date periods.

Results of Operations and Financial Condition for the Three and Six Months Ended June 30, 2000 versus Comparable 1999 periods, continued
--------------------------------------------------------------------

Equity in net income of affiliates increased by $0.3 million and by $0.7 million versus the second quarter and six-month 1999 periods, respectively. These increases were generated from increased sales and improved margins of Daikyo Seiko, Ltd., a Japanese company in which the Company holds a 25% ownership interest.

Taxes
-------
The tax rate in the quarter is 38% compared with 38.5% in the same period of 1999. The estimated effective tax rate for 2000 is 37.5%, a .5% increase over earlier estimates. The charge reflects expectations of the current geographic mix of earnings and the potential elimination of a U.S. tax benefit on foreign sales corporations. These factors largely offset the favorable impact of last year's European tax reorganization. The 2000 estimated tax rate of 37.5% is equal to 1999's full year rate on operations. Expected changes in the German tax law will result in adjustment of deferred tax liabilities for subsidiaries in that country in the period of enactment.

Net Income
----------
Net income for the second quarter 2000 was $5.0 million, or $.35 per share, compared with net income of $10.4 million, or $.70 per share, in the same period of 1999. Average common shares outstanding in the second quarter were 14.5 million, compared with 14.9 million during second quarter 1999. The reduction in average common shares outstanding is due to the Company's stock buyback program.

For the six-month period, 2000 net income was $10.1 million, or $.70 per share, compared with $19.9 million, or $1.33 per share, in 1999. Average common shares outstanding for the first six months of 2000 were 14.5 million compared with
15.0 million in 1999.

Financial Position
------------------
Working capital at June 30, 2000 was $91.5 million compared with $80.7 million at December 31, 1999. The working capital ratio at June 30, 2000 was 2.1 to 1. The improvement in the working capital ratio is due mostly to the Company's completion of a new credit facility replacing the revolving credit agreement expiring in August 2000 which allows it to refinance short-term notes payable on a long-term basis. In July 2000, the Company signed a $135 million revolving credit agreement with a group of six banks. The credit agreement consists of a $70 million five-year revolving credit facility and a $65 million 364-day line of credit. Interest cost on these facilities will be based on London Inter-Bank Offering Rates (LIBOR) plus a margin dependent on the Company's debt to total capital ratio. The interest rate on the initial borrowings under this facility was 7.4%. Commitment fees on these credit agreements fluctuate according to the Company's debt to total capital ratio with a maximum fee of
17.5 basis points on the 364-day facility and 20.0 basis points on the five-year facility. Debt as a percentage of total invested capital at June 30, 2000 was 45.1% compared with 42.5% at December 31, 1999.

                                                                         Page 13
Results of Operations and Financial Condition for the Three and Six
Months Ended June 30, 2000 versus Comparable 1999 periods, continued
--------------------------------------------------------------------
For the six-month period, funds generated from operations totaled $24.1 million versus $30.3 million in the prior year period as a result of the lower net income. Capital spending for the year-to-date period totaled $29.5 million, covering maintenance and efficiency upgrades on Device Product Development segment assets. Full year capital spending for 2000 is projected to be approximately $60.0 million. Other investment activity for the six months of 2000 included a $1.0 million additional investment in a genotyping technology company, and $1.9 million of spending on customer specific projects. The Company paid cash dividends totaling $5.0 million ($0.34 per share) and repurchased common stock at a total cost of $9.9 million (358,700 shares at an average price of $27.49 per share). These cash outflows were financed by $16.0 million of increased net borrowings.

The Company believes its financial condition and current capitalization indicate an ability to finance substantial future growth.

Recently Issued Accounting Pronouncements
------------------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Among other things, SAB 101 provides guidance for recording revenue related to non-refundable, up-front fees received in connection with conveying licensing or other intangible rights or for delivery of particular products or services. In general SAB 101 defers the recognition of revenue from such up-front payments over any related service period. While SAB 101 has no impact to the Company's current year-to-date or historic earnings recognition from the sale of intangible rights, it may impact recognition of any up front licensing and other fees that may result from licensing agreements currently being negotiated for the Company's drug delivery technologies.

In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a final consensus on Issue 00-10 "Accounting for Shipping and Handling Revenues and Costs". Issue 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling. The EITF concluded that amounts billed to customers for shipping and handling should be included in revenue, rather than netting the shipping revenue against the related cost. For the Company, the reclassification of these shipping costs will increase reported sales and cost of goods sold, with no
impact  on  reported  gross profit  amounts,   however  reported  gross  margin
percentages will decrease slightly. The Company will adopt EITF 00-10 in the fourth quarter of 2000 and will restate prior periods in accordance with the requirements.

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

                                                                         Page 14
Results of Operations and Financial Condition for the Three and Six
Months Ended June 30, 2000 versus Comparable 1999 periods, continued
--------------------------------------------------------------------
At June 30, 2000 and December 31, 1999 the Company had three interest rate swap agreements in effect, with an estimated fair value less than $0.1 million. There were no forward exchange contracts in effect at June 30, 2000.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk
               ----------------------------------------------------------
The information called for by this item is incorporated by reference to the text appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk".

Part II - Other Information

     Item 1.    Legal Proceedings
                -----------------
                None.

     Item 2.    Changes in Securities and Use of Proceeds
                -----------------------------------------
                None.

     Item 3.    Defaults Upon Senior Securities
                -------------------------------
                None.

     Item. 4.   Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                (a)  The Company held its annual meeting of
                     shareholders on April 25, 2000.

                (c) Class I directors (with a term expiring in 2003) were elected by a vote of :

                                                   For             Against
                                                   ---             -------
                     William G. Little          9,950,719           86,736
                     William H. Longfield       9,960,808           76,648
                     Monroe E. Trout            9,960,102           77,353
                     Anthony Welters            9,960,966           76,491

                    Tenley E. Albright, John Conway, George W. Ebright, L. Robert Johnson, John P. Neafsey, J. Roffe Wike, II and Geoffrey F. Worden continued their term of office after the meeting.

                    The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2000 was approved by a vote of 10,028,563 for the appointment and 5,416 against, with 3,476 abstentions.

     Item 6.               Exhibits and Reports on Form 8-K
                           --------------------------------
               (a)         See Index to Exhibits on page F-1 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended June 30, 2000.

                                   SIGNATURES

                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WEST PHARMACEUTICAL SERVICES, INC.
                                -----------------------------------
                                (Registrant)









August 14, 2000                         /s/ Anna Mae Papso
---------------                         ---------------------------------
Date                                        (Signature)




                                       Anna Mae Papso
                                       Corporate Vice President of Finance

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

(10)(a) Non-Qualified Deferred Compensation Plan for Designated Executive Officers, adopted August 30, 1994, reflecting amendments effective on March 7, 1995, April 28, 1998 and April 1, 2000.

(10)(b)           Schedule of Agreements with Executive Officers.

(11)              Not Applicable.

(12)              Not Applicable.

(15)              None.

(16)              Not applicable.

(18)              None.

(19)              None.

(22)              None.

(23)              None.

(24)              None.

(27)              Financial Data Schedule

(99)              None.