Form 10-Q
period 2000-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2000-11-13
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2000
                                                 ---------------
                          Commission File Number 1-8036
                                                ------
                       WEST PHARMACEUTICAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                  23-1210010
--------------------------------          -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number


 101 Gordon Drive, PO Box 645,
        Lionville, PA                                19341-0645
--------------------------------          -------------------------------
(Address of principal executive                      (Zip Code)
offices)


        Registrant's telephone number, including area code 610-594-2900
                                                           ------------

                                       N/A

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      ---       ---
                        September 30, 2000 -- 14,318,136
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                        Page 2
                                      Index

                                Form 10-Q for the
                        Quarter Ended September 30, 2000



                                                                        Page

                                                                       -----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income for the
              Three and Nine Months ended September 30, 2000
              and September 30, 1999                                       3

            Condensed Consolidated Balance Sheets at
              September 30, 2000 and December 31, 1999                     4

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2000
              and September 30, 1999                                       5

            Notes to Consolidated Financial Statements                     6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

    Item 3. Quantitative and Qualitative Disclosure
            about Market Risk                                             16

Part II -   Other Information

   Item 1.  Legal Proceedings                                             17

   Item 2.  Changes in Securities and Use of Proceeds                     17

   Item 3.  Defaults Upon Senior Securities                               17

   Item 4.  Submission of Matters to a Vote of
            Security Holders                                              17

   Item 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                18

         Index to Exhibits                                               F-1

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                            Three Months Ended                     Nine Months Ended
                                    Sept. 30, 2000     Sept, 30, 1999     Sept. 30, 2000    Sept. 30, 1999

                                     --------------    --------------     --------------    ---------------
Net sales ........................  $ 104,500   100%   $115,100   100%    $ 324,900  100%   $353,700   100%
Cost of goods and services sold ..     79,900    76      80,800    70       243,900   75     245,200    69
                                      --------------   ---------------    ---------------   ---------------
   Gross profit ..................     24,600    24      34,300    30        81,000   25     108,500    31
Selling, general and
   administrative expenses .......     16,500    16      19,200    17        50,900   16      55,900    16
Other (income) expense, net ......       (200)   --        (300)   --           200   --          --    --
                                      --------------    --------------     --------------    --------------
   Operating profit ..............      8,300     8      15,400    13        29,900    9      52,600    15
Interest expense .................      3,200     3       2,900     2         9,600    3       7,700     2
                                      --------------    --------------     --------------    --------------
   Income before income taxes
    and minority interests .......      5,100     5      12,500    11        20,300    6      44,900    13
Provision for income taxes .......        500     1       4,000     4         6,200    2      16,500     5
Minority interests ...............         --    --          --    --           200   --         100    --
                                     --------------    --------------     --------------    --------------
   Income from consolidated operations  4,600     4%      8,500     7%       13,900    4%     28,300     8%
                                                 ---               ---                ---               ---
Equity in net income of
   affiliated companies ..........         --               100                 800              200
                                     --------          --------           ---------         --------
     Net income ..................  $   4,600          $  8,600           $  14,700         $ 28,500
                                     --------          --------           ---------         --------
Net income per share:

     Basic ......................   $    0.32          $   0.58           $    1.02         $   1.91
     Assuming dilution ...........  $    0.32          $   0.57           $    1.02         $   1.89
                                     --------          --------           ---------         --------

Average common shares outstanding      14,337            14,898              14,437           14,972
Average shares assuming dilution       14,337            15,074              14,439           15,113

See accompanying notes to consolidated financial statements.


West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   Unaudited
                                                   Sept. 30,         Dec. 31,
                                                     2000              1999
                                                   ---------         --------
ASSETS
Current assets:
    Cash, including equivalents ..........         $ 41,600         $ 45,300
    Accounts receivable ..................           67,800           74,600
    Inventories ..........................           41,600           42,100
    Current deferred income tax benefits .            7,200            7,300
    Other current assets .................           24,700           15,400
                                                   --------         --------
Total current assets .....................          182,900          184,700
                                                   --------         --------
Net property, plant and equipment ........          235,700          227,600
Investments in affiliated companies ......           21,300           20,200
Goodwill .................................           60,500           66,500
Deferred charges and other assets ........           61,600           52,800
                                                   --------         --------
Total Assets .............................         $562,000         $551,800
                                                   --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ....         $    500         $  2,200
    Notes payable ........................               --           27,400
    Accounts payable .....................           25,700           25,500
    Accrued expenses:
      Salaries, wages, benefits ..........           10,500           15,600
      Income taxes payable ...............           10,800            5,500
      Other ..............................           30,600           27,800
                                                   --------         --------
Total current liabilities ................           78,100          104,000
                                                   --------         --------
Long-term debt, excluding current portion           192,000          141,500
Deferred income taxes ....................           46,600           48,000
Other long-term liabilities ..............           25,000           26,300
Minority interests .......................              900              800
Shareholders' equity .....................          219,400          231,200
                                                   --------         --------
Total Liabilities and Shareholders' Equity         $562,000         $551,800
                                                   --------         --------
See accompanying notes to consolidated financial statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                          Nine Months Ended
                                                         Sept. 30,   Sept. 30,
                                                           2000        1999
                                                         --------    --------
Cash flows from operating activities:

   Net income, plus net non-cash items ..........        $ 31,500    $ 48,100
   Changes in assets and liabilities ...........            4,600      (5,100)
                                                         --------    --------
Net cash provided by operating activities ......           36,100      43,000
                                                         --------    --------
Cash flows from investing activities:

   Property, plant and equipment acquired ........        (42,300)    (32,600)
   Proceeds from sale of assets ..................            400         100
   Payment for acquisitions, net of cash acquired          (2,000)    (17,200)
   Customer advances, net of repayments .............        (800)        100
                                                         --------    --------
Net cash used in investing activities .............       (44,700)    (49,600)
                                                         --------    --------
Cash flows from financing activities:

   Proceeds from senior debt ......................            --     100,000
   Net borrowings (repayments) under revolving
     credit agreements ............................        40,700     (77,800)
   Repayment of other long-term debt ..............       (15,500)     (1,300)
   Notes payable, net .............................            --       7,200
   Dividend payments ..............................        (7,400)     (7,200)
   Sale of common stock, net ......................           600       2,900
   Purchase of treasury stock .....................       (10,700)     (9,000)
                                                         --------    --------
Net cash provided by financing activities..........         7,700      14,800
                                                         --------    --------
Effect of exchange rates on cash ..................        (2,800)     (2,000)
                                                         --------    --------
Net(decrease)increase in cash, including equivalents     $ (3,700)   $  6,200
                                                         --------    --------
See accompanying notes to consolidated financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

The interim consolidated financial statements for the nine-month period ended September 30, 2000 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(The Company), appearing in the Company's 1999 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

1.   Interim Period Accounting Policy
     ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of September 30, 2000 and the related unaudited Consolidated Statements of Income for the three and nine-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine-month period then ended and for the comparative period in 1999 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

     The effective tax rate for 2000 is estimated at 38.5%, an increase of 1.0% over the tax rate used for the first six months of 2000. This change was made in response to the currently projected geographic mix of earnings. The 1999 full year effective tax rate (excluding unusual items) was 37.5%.

     In the third quarter of 2000, a net $1,600 tax benefit was recorded in response to a change in local tax laws in Germany that provided an additional tax benefit from the 1997 reorganization of the German subsidiaries. The 1999 third quarter included a $700 tax benefit from the settlement of a prior years' tax appeal.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


2. Inventories at September 30, 2000 and December 31, 1999 are summarized as follows:

                                      9/30/00     12/31/99
                                      -------     --------
                Finished goods        $15,300      $14,000
                Work in process        13,500       12,800
                Raw materials          12,800       15,300
                                      -------      -------
                                      $41,600      $42,100
                                      -------      -------
                                      -------      -------

3. The carrying value of property, plant and equipment at September 30, 2000 and December 31, 1999 is determined as follows:

                                              9/30/00   12/31/99
                                             --------   --------
             Property, plant and equipment   $505,200   $489,200

             Less accumulated depreciation
              and amortization ..........     269,500    261,600
                                             --------   --------
             Net property, plant
              and equipment .............    $235,700   $227,600
                                             --------   --------
                                             --------   --------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


4. For the three and nine months ended September 30, 2000 and 1999, the Company's comprehensive income (loss) is as follows:

                                      Three Months Ended     Nine Months Ended
                                     9/30/00     9/30/99    9/30/00     9/30/99
                                     --------   --------   --------    --------
        Net income .............     $ 4,600    $  8,600   $ 14,700    $ 28,500
        Foreign currency
         translation adjustments      (5,100)      2,600     (9,300)    (10,600)
                                     --------    --------   --------    --------
        Comprehensive (loss)income   $  (500)   $ 11,200   $  5,400    $ 17,900
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------



5. Net sales to external customers and operating profit (loss) by operating segment for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
        Net Sales:                       2000       1999       2000       1999
        ----------                   --------   --------   --------   --------
        Device product development   $ 86,800   $ 92,700   $273,500    $286,900
        Contract services ........     17,300     21,900     50,700      65,900
        Drug delivery research
          and development ........        300        500      1,000         900
        Corporate and unallocated.        100         --       (300)         --
                                     --------   --------   --------    --------
        Consolidated Total .......   $104,500   $115,100   $324,900    $353,700
                                     --------   --------   --------    --------
                                     --------   --------   --------    --------



               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
      Operating Profit (Loss):         2000        1999        2000        1999
      --------------------------   --------    --------    --------    --------
      Device product development   $ 16,000    $ 20,800    $ 56,200    $ 68,300
      Contract services ........     (2,000)      1,400      (9,400)      5,400
      Drug delivery research
        and development ........     (2,600)     (2,200)     (7,300)     (5,200)
      Corporate and unallocated      (3,100)     (4,600)     (9,600)    (15,900)
                                   --------    --------    --------    --------
      Consolidated Total .......   $  8,300    $ 15,400    $ 29,900    $ 52,600
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------

          Compared with December 31, 1999, there were no material changes in the amount of assets as of September 30, 2000 for any operating segment.

6. Common stock issued at September 30, 2000 was 17,165,141 shares, of which 2,847,005 shares were held in treasury. Dividends of $.17 per common share were paid in the third quarter of 2000 and a dividend of $.18 per share payable to holders of record on October 18, 2000 was declared on August 1, 2000.

7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined.

          However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,400 at September 30, 2000 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

8. In January 2000, the Company paid $1,000 to acquire additional ownership in a firm involved in developing genotyping technology. As of June 30, 2000 the Company's cumulative investment in this firm is $2,300 representing a 12.8% ownership interest. Upon the satisfaction of certain future milestones, the Company is conditionally committed to investing up to an additional $1,300 which would result in a cumulative ownership percentage of up to 19.95%.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


9. In July 2000, the Company signed a $135,000 revolving credit agreement with a group of six banks. The credit agreement consists of a $70,000 five-year revolving credit facility and a $65,000 364-day line of credit. Interest cost on these facilities will be charged at London Inter-Bank Offering Rates (LIBOR) plus a margin dependent on the Company's debt to total capital ratio. The interest rate on the initial borrowings under these facilities was 7.4%. Commitment fees on these credit agreements also fluctuate according to the Company's debt to total capital ratio with a maximum commitment fee of 17.5 basis points on the 364-day facility and 20.0 basis points on the five-year facility.

          As of September 30, 2000, the Company had borrowed $44,300 directly under the five-year facility. These borrowings were recorded as long-term debt. Additional notes payable of $20,800 under other uncommitted facilities were also classified as long-term debt, as the Company has the intent and ability to re-finance these obligations on a long-term basis under the 5-year facility.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------

Net Sales
------------
Net Sales for the third quarter of 2000 were $104.5 million compared to $115.1 million reported in the third quarter of 1999. At constant exchange rates, sales for the third quarter 2000 declined 5.2% versus the prior year quarter.

Third quarter 2000 sales for the Device Product Development segment were $86.8 million, a decline of 1.4% (at constant exchange rates) from 1999 sales of $92.7 million. Sales in European and Asian markets grew by 10%, largely as a result of increased demand in pre-filled syringe markets, the need for "clean products" in Europe and economic recovery in certain Asian countries. This increase was offset by low demand in domestic markets. Aggressive supply chain management, including targeted inventory reductions, and a lower-value product mix are the largest factors for the domestic decrease in Device Product Development sales.

The Contract Services segment experienced another slow quarter. Third quarter contract services sales were $17.3 million, down $4.6 million compared with the third quarter of 1999. The contract manufacturing and packaging unit continues to experience a decline in volume over the prior year. The current focus by pharmaceutical companies on managing a reduced pipeline of new products, often as a result of merger activities, has resulted in a reduction in the demand for outsourcing, all of which directly impacts the contract services segment. The Company is aggressively seeking new business, but to date has not been successful in converting new customer contacts into orders. Competition is aggressive and customers are often reluctant to change if their current supplier has met their service needs.

Net sales for the nine months of 2000 were $324.9 million, 8.1% lower than reported net sales in the same period of 1999. Measured at constant exchange rates, sales were 4.5% lower than in 1999. Excluding exchange rate variances, Device Product Development sales were .1% lower as increased demand in international markets was offset by decreased sales in domestic markets. Year-to-date Contract Services segment sales declined by 23.0% from the prior year level, from the same causes as were stated above for the third quarter decrease.

Gross Profit
---------------
The third quarter 2000 consolidated gross margin was 23.5% compared with 29.8% in third quarter 1999. Lower margins were reported in both the Device Product Development and Contract Services segments. For the Device Product Development segment, lower domestic sales volumes, lower-value product mix and the higher cost of dollar-based raw materials to international operations negatively impacted gross margins. For the Contract Services segment, low demand and contract cancellations within the contract manufacturing and packaging unit caused the segment to operate below breakeven margins. The Company does not expect the Contract Services segment to return to profitability in 2000.

Results of Operations for the Three and Nine Months ended September 30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------

The consolidated gross profit margin for the 2000 nine-month period was 24.9% compared with 30.7% in the same period of 1999. The year-to-date negative gross margin of the contract manufacturing and packaging unit caused the majority of the decline in the profit margin. Year-to-date gross margins in the Device Product Development segment also declined as a result of the lower demand for high-value product mix in the domestic market and U.K. Plastics facility volume reductions and severance costs.

Selling, General and Administrative Expenses
--------------------------------------------------------
Selling, general and administrative expenses were down $2.7 million (14.1%) as compared with the third quarter of 1999. Lower incentive based compensation expenses, higher income on pension assets and the favorable impact of foreign exchange rates on non-U.S. dollar expenses more than offset higher drug delivery systems research and development expenses. The research and development effort has led to the Company's first drug delivery system licensing agreement. This agreement and related revenue recognition issues are discussed more fully under the caption "Recently Issued Accounting Pronouncements".

For the nine-month period ending September 30, 2000, selling, general and administrative expenses declined by $5.0 million versus the prior year. The same factors that influenced the third quarter comparisons also influenced the year-to-date figures. In addition, 2000 results include a full 9 months of the clinical services unit's expenses (acquired April 20, 1999) versus only 5 months in 1999.

Other (income) expense
-----------------------------
In the third quarter of 2000, foreign currency transaction losses and an equipment loss largely offset interest income on investments. The nine-month period of 2000 contains costs related to a one-time environmental action by Brazilian customs which resulted in the destruction of raw material and finished products which were imported into that country.

Interest Expense
-------------------------------------------------
Interest expense increased by $.3 million over 1999 in the third quarter comparison ($1.9 million in the year-to-date comparison), largely due to additional debt associated with stock repurchases under a one million share buyback program announced in March of 1999. During 2000, 399,700 shares have been purchased at an average cost of $26.81 per share, bringing the total shares repurchased under this program to 930,500. Higher interest rates and the impact of lower operating cash flow also contributed to the increased interest expense, for both the quarter and year-to-date comparisons.

                                                                        Page 13
Results of Operations for the Three and Nine Months ended September
30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------
Taxes
-------
In the third quarter of 2000, a net $1.6 million tax benefit was recorded in response to a change in local tax laws in Germany that provided an additional tax benefit from the 1997 reorganization of the German subsidiaries. The 1999 third quarter included a $0.7 million tax benefit from the settlement of a prior years' tax appeal. Excluding the non-recurring benefit, the effective tax rate for the third quarter of 2000 was 41.5%, which includes the impact of increasing the estimated full-year tax rate to 38.5%. This increase is due to the change in the expected geographic mix of estimated 2000 income. The tax rate in the third quarter of 1999 was 37.4% excluding the non-recurring benefit. The effective tax rate was 38.5% versus 38.2% for the nine-month periods ending September 30, 2000 and 1999, respectively, excluding these non-recurring benefits.

Equity in Net income of Affiliated Companies
-----------------------------------------------------------------
The contribution to earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company holds a 25% ownership interest, and the Company's Mexican affiliates was very small during the quarter. Daikyo reported lower sales and profits during the quarter, after posting strong results in the first six months of 2000.

Net Income
----------
Net income for the third quarter 2000 was $4.6 million, or $0.32 per share, compared with net income of $8.6 million, or $.58 per share, in the same period of 1999. Excluding the non-recurring tax benefits noted above, third quarter 2000 earnings per share were $0.21 versus $0.53 in 1999. Average common shares outstanding in the third quarter of 2000 were 14.3 million compared with 14.9 million during third quarter of 1999. The reduction in average common shares outstanding is due to the Company's stock buyback program.

For the nine-month period, 2000 net income was $14.7 million, or $1.02 per share, compared with $28.5 million, or $1.91 per share, in 1999. Excluding the non-recurring tax benefits, net income for the nine-month period was $13.1 million, or $0.91 per share, in 2000 versus $27.8 million, or $1.86 per share, in 1999. Average common shares outstanding for the first nine months of 2000 were 14.4 million compared with 15.0 million in 1999.

Financial Position
------------------
Working capital at September 30, 2000 was $104.8 million compared with $80.7 million at December 31, 1999. The working capital ratio at September 30, 2000 was 2.3 to 1. The improvement in the working capital ratio is mostly due to the Company's new credit facility, which provides the ability to refinance short-term notes payable on a long-term basis. In July 2000, the Company signed a $135 million revolving credit agreement with a group of six banks. The credit agreement consists of a $70 million five-year revolving credit facility and a $65 million 364-day line of credit. Interest cost on these facilities will be charged on London Inter-Bank Offering Rates (LIBOR) plus a margin dependent on

Results of Operations for the Three and Nine Months ended September 30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------

the Company's debt to total capital ratio. The interest rate on the initial borrowings under this facility was 7.4%. Commitment fees on these credit agreements also fluctuate according to the Company's debt to total capital ratio with a maximum commitment fee of 17.5 basis points on the 364-day facility and
20.0 basis points on the five-year facility. Debt as a percentage of total invested capital at September 30, 2000 was 46.6% compared with 42.5% at December 31, 1999.

For the nine-month period, funds generated from operations totaled $36.1 million versus $43.0 million in the prior year period as a result of the lower net income. Capital spending for the year-to-date 2000 period increased to $42.3 million, primarily due to facility, maintenance and efficiency upgrades on Device Product Development segment assets. Full year capital spending for 2000 is projected to be approximately $60.0 million. Other investment activity for the nine-months of 2000 included a $1.0 million additional investment in a genotyping technology company, and $1.0 million payment to acquire an exclusive technology license, which will enable the Company to manufacture a patented reconstitution device to deliver lyophilized drugs. Cash flow from financing activities in the year-to-date 2000 period included cash dividends totaling $7.4 million ($0.51 per share) and $10.7 million of common stock repurchases (399,700 shares at an average price of $26.81 per share). These net cash outflows were financed through $25.2 million of increased borrowings.

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet cash flow requirements in the future. On October 16, 2000, the Company announced that its Board of Directors had authorized management to engage UBS Warburg LLC to review all of the Company's strategic alternatives and identify opportunities to enhance shareholder value, which may include disposition of assets or business combinations involving the Company.

Recently Issued Accounting Pronouncements
-------------------------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Among other things, SAB 101 provides guidance for recording revenue related to non-refundable, up-front fees received in connection with conveying licensing or other intangible rights or for delivery of particular products or services. In general, SAB 101 defers the recognition of revenue from such up-front payments over any related service period. During the third quarter of 2000, the Company completed agreements with Innovative Drug Delivery Systems, Inc. ("IDDS") granting IDDS exclusive rights to the Company's transmucosal drug delivery technologies for the delivery of morphine and fentanyl, both well-known pain medications, and midazolam, an anti-anxiety drug frequently administered prior

                                                                        Page 15
Results of Operations for the Three and Nine Months ended September
30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------
to surgery. In addition, the agreement grants an option on a fourth product, morphine-6-glucuronide, for the treatment of pain and sedation. The agreements provide for IDDS to make license, option and milestone payments to the Company that could total up to $30 million through year 2004. West would also be entitled to royalties on the sale of any licensed products that proceed through commercialization. As of September 30, 2000 the Company had received non-refundable license and option payments totaling $2.5 million from IDDS. In compliance with SAB 101, the Company has deferred recognition of the $2.5 million and will recognize this payment into income as the services under related agreements are performed.


In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Revenues and Costs". Issue 00-10 addresses the income statement presentation of amounts charged to customers for shipping and handling. The Company will adopt EITF 00-10 in the fourth quarter of 2000 and will reclassify shipping and handling costs to the cost of goods sold line. Currently the Company nets these costs against sales. This reclassification will have no impact on reported gross profit amounts.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities". Statement 133 was amended by Statement 137 in July 1999 and by Statement 138 issued in June 2000. Statement 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. Derivative instruments include interest rate swap agreements, forward exchange contracts and certain options, including such items "embedded" within host contracts such as sales agreements, leases, and supply contracts. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging transaction. Generally, the timing of gain or loss recognition in the income statement of such changes in fair value for a hedging instrument is matched with the recognition of the item or risk being hedged. Changes in fair value from derivative instruments with no hedging designation or purpose are recognized immediately into earnings. The Company will adopt Statement 133, as amended, as of January 1, 2001. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 will have a material effect on the Company's consolidated financial position and results of operations.

                                                                        Page 16
Results of Operations for the Three and Nine Months ended September
30, 2000 Versus Comparable 1999 Periods
-------------------------------------------------------------------

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

At September 30, 2000 the Company had four interest rate swap agreements in effect, with an estimated fair value of less than $0.1 million. The Company also had two forward contracts in effect at September 30, 2000. The forward contracts effectively hedge foreign currency commitments to purchase equipment. The fair value of the forward contracts at September 30, 2000 was less than $0.1 million.

Certain statements in this report that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward looking statements, including but not limited to (1) sales demand, (2) the timing and success of customer's projects, (3) competitive pressures, (4) the strength or weakness of the U.S. dollar, (5) inflation and (6) the cost of raw materials. The Company does not intend to update these forward-looking statements.



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

     Item 2.               Changes in Securities and Use of Proceeds
                           -----------------------------------------
                           None.

     Item 3.               Defaults Upon Senior Securities
                           -------------------------------
                           None.

     Item. 4.              Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------
                           None.

     Item 6.               Exhibits and Reports on Form 8-K
                           --------------------------------
               (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEST PHARMACEUTICAL SERVICES,INC.
                                    -----------------------------------
                                    (Registrant)


November 13, 2000                   /s/ Anna Mae Papso
------------------                  -----------------------------------
Date                                Corporate Vice President of Finance

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

(4) Miscellaneous long term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed as exhibits to this report pursuant to Section (b) (4) (iii) A of Item 601 of Reg S-K. The Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

(4) (a) Form of stock certificate for common stock, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4) (b) Note Purchase Agreement dated as of April 8, 1999 among the Company and several insurance companies.

(4) (c) Credit Agreement, dated as of July 26, 2000 among the Company, several banks, and PNC Bank, N.A., as agent for the banks.

(10)      None.

(11)      Not Applicable.

(12)      Not Applicable.

(15)      None.

(16)      Not applicable.

(18)      None.

(19)      None.

(22)      None.

(23)      None.

(24)      None.

(27)      Financial Data Schedule.

(99)      None.
                                     F - 1