Form 10-K
period 2000-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2001-03-30
CIK 105770

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                ----------------
                          Commission File Number 1-8036
                                    ---------
                       WEST PHARMACEUTICAL SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                     23-1210010
------------------------------------              -------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

 101 Gordon Drive, PO Box 645, Lionville, PA           19341-0645
 -------------------------------------------        ----------------
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

     Securities registered pursuant to Section 12(g) of the Act:      None
                                                                      ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      --- ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X_]

As of March 22, 2001, the Registrant had 14,335,556 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $331,151,344.

Exhibit Index appears on pages F-1, F-2, F-3, F-4 and F-5.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      ------------------------------------
Documents  incorporated  by reference:  1) portions of the  Registrant's  Annual
Report to Shareholders for the Company's 2000 fiscal year (the "2000 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART 1

Item 1.  Business

West Pharmaceutical Services, Inc. (formerly The West Company, Incorporated) applies value-added technologies to the process of bringing new drug therapies and healthcare products to global markets. West's technologies include the design and manufacture of packaging components for pharmaceutical, healthcare and consumer products; research and development of drug delivery systems;
contract manufacturing and packaging services; clinical services; contract laboratory services; and other services that support the manufacturing, filling and packaging of pharmaceutical, healthcare and consumer products. The Company's activities are organized in three operating segments: 1) the Device Product Development segment (consisting of four regional business units serving global markets) designs, manufactures and sells stoppers, closures, medical device components and assemblies made from elastomers, metal and plastics; 2) the Contract Services segment (consisting of three business units serving mainly the United States market) provides contract manufacturing and contract packaging services to the pharmaceutical and personal care industries, contract laboratory services for testing injectable drug packaging and clinical research for Phase I, II and III studies as well as post clinical studies; and the Drug Delivery Research and Development segment (consisting of two business units) identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. As of December 31, 2000, the Company and its subsidiaries had 4,700 employees.

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


                           Device Product Development
                               Principal Products
                          ----------------------------

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

Metal Seals
-----------
The Company also offers a broad line of aluminum seals in various sizes, shapes, and colors. The seals are crimped onto glass or plastic pharmaceutical containers to hold the stoppers securely in place. The top of aluminum seals often contains tamper-evident tabs or plastic covers, which must be removed before the drug can be withdrawn.

Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper.

Other Products
---------------
Other products for the pharmaceutical industry include:

      *   Products  used in the  packaging  of  non-injectable  drugs such as
          rubber  dropper  bulbs,  plastic  contraceptive  drug  packages,   and
          child-resistant and tamper-evident plastic closures

      * Plastic containers, bottles, and closures for the consumer and medical device and diagnostic markets.

      * Elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, hubs, and needle covers

      * Blood-sampling system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices

      *   Components for IV Sets

      *   Disposable infant nursers and individual nurser components

The Company also manufactures a wide range of standard and custom- designed plastic threaded caps and containers for the personal-care industry. The caps, produced mainly for health and beauty aids, come in many different sizes and colors. The Company also makes closures for food and beverage processors. The Company focuses its efforts on multiple-piece closures that require high-speed assembly.

Product Development
------------------------
The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering staffs are responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. Approximately 94 professional employees were engaged in these activities in 2000. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were approximately $9.3 million in 2000, $8.9 million in 1999, and $8.9 million in 1998, net of cost reimbursements by customers.

                                Contract Services
                               Principal Services
                             ---------------------

Contract Packaging and Contract Manufacturing
---------------------------------------------
The Company entered into the pharmaceutical services market in 1995 with its acquisition of Paco Pharmaceutical Services, Inc. ("Paco"). Paco's name was changed to West Pharmaceutical Services Lakewood, Inc. ("West Lakewood").

West Lakewood provides contract manufacturing and packaging of products for pharmaceutical and consumer-products companies. With its flexible manufacturing environment and workforce, West Lakewood has the capability to make and package a variety of products according to customers' specifications, usually employing customer-supplied raw materials. Once its work is complete, West Lakewood delivers the finished product to the customer for final sale and distribution to the end user.

Customers typically use West Lakewood services on a temporary basis to supplement their own manufacturing or packaging capability in times of peak demand and during a new-product introduction or special promotion. However, West Lakewood does retain long-term business in both the manufacturing and packaging areas. West Lakewood operates a facility in Lakewood, New Jersey. The Canovanas, Puerto Rico facility was closed in early 2001 in connection with the Company's 2000 restructuring plan.

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

Clinical Services
-----------------
The Company entered into the clinical services market with its April 1999 acquisition of the Clinical Services division of Collaborative Clinical Research, Inc. The Clinical Services Group operates three business units. These Business units, which are described more fully below, are: a Phase I-through-IV Clinical Trial research facility (the "GFI Research Center"); a clinical research group (CRO) that conducts marketing and clinical research studies for customers' prescription drugs, consumer products, and OTC switch projects; and a site management organization (SMO) that provides assistance for clinical trial studies. The SMO unit will be closed in early 2001, with ongoing studies being supported through their conclusion.

West's GFI Research Center conducts Phase I through Phase IV clinical research trials and provides other clinical research services including device and actual use studies at its 80-bed unit located in Evansville, Indiana. Phase I research is substantially more demanding than other phases of the clinical research process because healthy volunteers must typically be sequestered for the duration of the study. Phase II-IV studies are frequently more specialized with respect to therapeutic patient populations required. The diversity of GFI's service offering has aided the development of both their recruitment and clinical operations capabilities.

The CRO performs a variety of Rx clinical services that assist client companies in completing Phase II-IV clinical trials and consumer-related research that assists sponsor companies with Rx-to-OTC switch and other consumer product research studies. The CRO capabilities include project management, clinical study, site identification, patient recruitment, monitoring, data management/statistics and report writing. West is distinguished by its' unique blend of clinical research and marketing research as well as specialty patient recruitment services.

Clinical Services division contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, the number of patients enrolled and other services required by the Sponsor. These contracts range in duration from several months to several years. As services are performed over the life of the contract, revenue is earned under the percentage-of- completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as pre-determined contract milestones are satisfied. Pre-payments received are recorded as a liability under "deferred revenue" until work has been completed and revenue has been recognized. Generally, Sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the termination date and for costs associated with termination of the study.

Contract Laboratory Services
-----------------------------
In 1998, the Company established the contract laboratory services business, which provides testing services to analyze customers' drug product packaging. Regulatory agencies require drug companies to demonstrate that packaging components will not contaminate the drug. The test data generated is acceptable for U.S. Food and Drug Administration (FDA) submissions. The services offered include extractables testing, method development and validation, stability testing for extractables and active substances, moisture analysis of closures, quantification of closure surface silicone, and other custom services. The Company's laboratory complies with applicable Good Manufacturing Practice (GMP) standards and is FDA registered.

                            Research and Development
                              Drug Delivery Systems
                           --------------------------

Since 1993, the Company has been developing proprietary drug delivery systems for various drug and biological products for which alternative methods and routes of administration might improve therapeutic performance or the cost effectiveness of the therapy. In furtherance of that effort, in 1998 the Company completed the acquisition of DanBioSyst UK Ltd (DBS), a research and development company located in Nottingham, England. DBS was re-named West Pharmaceutical Services Drug Delivery & Clinical Research Center, LTD. in 1999 and its operations integrated with the Company's Lionville based drug delivery operations to form a new operating segment, Drug Delivery Research and Development.

West Drug Delivery engages in both independent and client-funded research to develop unique delivery technologies, patenting these where possible, and, subject to any rights granted or ceded in connection with client funding, retains the rights to exploit the patented technology. West Drug Delivery has patents or patent applications covering a range of delivery technologies for various routes of administration, including nasal, oral, parenteral, pulmunary, rectal and vaginal. West Drug Delivery then seeks to license the technologies to pharmaceutical companies for use in combination with their drug products. Alternatively, West will develop unique versions of generic drug products, which incorporate its proprietary delivery technologies, and then seek development and marketing partners or licensees for the resulting products. West Drug Delivery also maintains laboratory and clinical scale manufacturing capabilities that support client and internal development projects.

In 2000, West Drug Delivery's efforts were focused on: client-funded projects; on the further development of proprietary formulations of the drugs morphine and leuprolide, both using the Company's patented chitosan-based nasal delivery system; and on the development of a proprietary formulation of budesonide (a steroid) using the company's Targit(R) system, an orally administered, specially coated, starch capsule system designed to bypass normal digestion and deliver the drug to particular regions of the colon for local and systemic effect. Initial human studies of the nasal morphine product were completed and the product was licensed to a third party for further development in 2001.

West Drug Delivery had 65 employees as of December 31, 2000 and total expenses, net of revenues received, were $9.0 million in 2000 and $7.7 million in 1999.

                              Recent Developments
                              -------------------

The Company has taken steps to expand its product offerings and improve competitiveness of both its Device Product Development and Contract Services operating segments.

In 1996 and 1997, the Company implemented a major restructuring plan announced in 1996. The plan included the closing or downsizing of six manufacturing facilities, withdrawal from the machinery business and an approximate 5% reduction in the workforce. The restructuring was designed to reduce the costs associated with multiple plant sites and shift certain production capacity to lower-cost locations. In 1998, a further 1% reduction in the workforce, made possible by manufacturing and other operating efficiencies, was announced. (Additional information pertaining to the 1998 activities is incorporated by reference to the Note "Restructuring Charges" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders.)

In 1998, the Company acquired Betraine Limited, a company located in England, which manufactures precision injection molded plastic components for the healthcare and consumer industries. The acquisition expanded global capabilities
in the   non-injectable   market.  The Company's name was changed to West
Pharmaceutical Services Lewes (West-Lewes).

In 1999, the Company changed its business plan with respect to its plastics strategy concerning future market demands and total capacity requirements. As a result, the Company reversed a portion of its 1996 restructuring reserve pertaining to its Puerto Rico facility and wrote off the assets associated with a proprietary plastic product line that had not gained market acceptance.

In November 2000, the Company announced a plan to streamline operations and improve operating efficiencies by reducing or consolidating business units in its Contract Services and Device Product Development segments. The plan included the closure of two plants in Puerto Rico engaged in contract packaging and
plastics  device  molding and the   sterile-fill  suite at the Lakewood,  New
Jersey facility, and the initiation of other staff reduction cost control measures. In addition, the site management organization (SMO) business operations of the Clinical Services business unit was closed as the business model has proven unsuccessful in the marketplace and estimated growth has not materialized. An after-tax charge of $15.5 million was taken to fourth quarter 2000 earnings to reflect the writedown of goodwill, asset write-offs, severance charges, and other restructuring related costs.

                                  Order Backlog
                                 --------------

Device product orders on hand at December 31, 2000, was approximately $92 million, compared with approximately $96 million at the end of 1999. Orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. Orders are generally considered firm when goods are manufactured or orders are confirmed. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

West Lakewood's twelve-month backlog of unfilled customer orders was approximately $11 million at December 31, 2000 and $9 million at December 31, 1999. Backlog is defined by West Lakewood as orders written and included in production schedules during the next twelve months. Such orders generally may be cancelled by the customer without penalty.

The Clinical Services division backlog consists of signed contracts yet to be completed. Contracts included in backlog are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of future results. Delayed contracts remain in the Company's backlog until canceled. As of December 31, 2000, the Clinical Services division's backlog was $6.5 million; at December 31, 1999 the backlog was $6.2 million.

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

Although not material at this time, the Company believes its drug delivery development capabilities will play an increasingly important role in the future. The Drug Delivery operating segment has a growing portfolio of patented technology, which is critical to the Company's success because a significant amount of future income is expected to be derived from licensing this technology to customers.

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

Becton Dickinson and Company ("BD") accounted for approximately 13% of the Company's 2000 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD's disposable syringes and blood sampling and analysis devices. The Company expects to continue as a major BD supplier.

Excluding BD, the next ten largest customers accounted for approximately 35% of the Company's consolidated net sales in 2000 but no one of these customers accounted for more than 7% of 2000 consolidated net sales.

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

Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly more important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a "full-service" supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post- sale technical support on a global basis.

The Company competes against numerous competitors in the field of plastic closures for consumer products, many of which are larger than the Company and command significant market shares. The Company differentiates itself through its expertise in high-speed assembly of multiple-piece closure systems.

The U.S.  contract  packaging  and  manufacturing  service  industry  is  highly competitive. For packaging services, West Lakewood competes with three significant companies, all of which are larger than it. For contract manufacturing services, West Lakewood competes with four major competitors and several smaller regional companies; several of these competitors are larger than it. In addition, most domestic pharmaceutical companies maintain in-house manufacturing and packaging capabilities and at times will offer their excess capacity to manufacture or package other companies' products on a contract basis. However, most large pharmaceutical and personal healthcare companies have traditionally made extensive use of contract packagers and manufacturers during times of peak demand, during the introduction of a new product and for production of samples and special product promotions.

The clinical research industry is highly fragmented and comprised of several large, full-service Contract Research Organizations (CROs), many small CROs and limited services providers. The major competitors in the industry include the research departments of pharmaceutical companies and CROs.

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

                            Environmental Regulations
                            -------------------------

The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated herein by reference.

                                  International
                                 ---------------

The Note "Affiliated Companies" and the Note "Segment Information" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders are incorporated herein by reference.

The Company believes that its international business does not involve a substantially greater business risk than its domestic business. Although financial crises have been evident at various times during recent years in the Asia/Pacific region and in our major markets in South America and have at times resulted in a decline in demand for the Company's products in these regions, direct sales to customers in these markets have historically not been significant. In 2000, such sales represented less than 10% of consolidated sales.

The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency Translation" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Summary of Significant Accounting Policies - Financial Instruments" and in the Note "Financial Instruments" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, incorporated herein by reference.

Item 2.  Properties
        -----------

In the Device Product Development operating segment, the Company maintains eight manufacturing plants and two mold and die production facilities in the United States, one manufacturing plant in Puerto Rico, and a total of eight manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Brazil and Singapore. The Puerto Rico facility is scheduled to be closed in mid-year 2001.

In the Contract Services operating segment, the Company maintains one facility in Lakewood, New Jersey to provide contract manufacturing and packaging services. Clinical research services are provided by West Evansville from leased space in Indianapolis, Indiana and Evansville, Indiana. Contract laboratory services are provided from the Company's Lionville, Pennsylvania facility.

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

The principal facilities in the United States and Puerto Rico are as follows:


- Approximately 775,000 square feet of owned and 1,085,000 square feet of leased space in Pennsylvania, New Jersey, Florida, Nebraska, North Carolina, Ohio and Indiana.

The principal international facilities are as follows:

- Approximately 500,000 square feet of owned space and 86,000 square feet of leased space in Germany, England, Denmark and France.

-     Approximately 250,000 square feet of owned space in Brazil.

-     Approximately 90,000 square feet of owned space in Singapore.


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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
None.

Item 4 (a) Executive Officers of the Registrant

None.

Item 4 (a) Executive Officers of the Registrant

          -----------------------------------------

The executive officers of the Company at March 30, 2001 were as follows:

Name                          Age    Business Experience During Past Five Years
----                          ---    ----------------------------------------
Joseph E. Abbott 1             48    Corporate Controller. Previously Director
                                     of Internal Audit since 1997; Controller,
                                     Clopay Corp. from June 1996 to April 1997;
                                     previously Controller, ARCO Chemical
                                     Americas.

George R. Bennyhoff 1          57    Senior Vice President, Human Resources
                                     and Public Affairs.

Steven A. Ellers 1             50    Executive Vice President previously Senior
                                     Vice President and Chief Financial Officer since March 1998; Group President from
                                     August 1997 to February 1998; Corporate
                                     Vice President, Sales from April 1996 to
                                     July 1997; previously Vice President,
                                     Operations.

John R. Gailey III 1          46     Vice President, General Counsel and
                                     Secretary.

Stephen M. Heumann 1          59     Vice President, Treasurer and Assistant
                                     Secretary.

Lawrence P. Higgins 1         61     Vice President, Operations since May
                                     1996.  Prior to joining the Company,
                                     Mr. Higgins was an international business consultant.



1 Holds position as corporate officer elected by the Board of Directors for a one-year term.

Name                            Age  Business Experience During Past Five Years
----                            ---  --------------------------------------
Herbert F. Hugill 1              53  Division President, Sales and Contract
                                     Services since June 2000; previously
                                     Division President, Clinical Services
                                     since November 1999 and General Manager
                                     of the Clinical Services Group from its
                                     acquisition in April 1999.  Previously
                                     Mr. Hugill served as Chief Operating
                                     Officer and Director from December 1997
                                     of Collaborative Clinical Research,
                                     Inc. from which the Company purchased
                                     the Clinical Service Division.  From
                                     1996 to 1997 Mr. Hugill was President
                                     and Chief Executive Officer and a
                                     Director of Mediscience Technology
                                     Corp., a development stage biomedical
                                     technology company, and prior thereto
                                     President, RP Scherer North America, a
                                     drug delivery systems company.

William G. Little 1             58   Chairman of the Board and Chief
                                     Executive Officer, President of the
                                     Company until September 1998.

Donald E. Morel, Jr.,Ph.D.1     43   Division President, Drug Delivery
                                     Systems since November 1999; Group
                                     President from March 1998 to October 1999;
                                     Corporate Vice President, Scientific
                                     Services from May 1995 to February 1998.

Anna Mae Papso 1                57   Corporate Vice President, Finance since
                                     June 2000; Previously Vice President &
                                     Corporate Controller.

Anthony A. Sinkula, Ph.D.1      63   Vice President and Chief Scientific
                                     Officer since July 1998 and prior to
                                     joining the Company a consultant to
                                     several major pharmaceutical companies
                                     and the National Cancer Institute.


1 Holds position as corporate officer elected by the Board of Directors for a one-year term.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters
                  ----------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 2000 and 1999 were as follows:

            First             Second            Third          Fourth
           Quarter            Quarter          Quarter         Quarter            Year
         High     Low       High    Low       High   Low      High   Low       High    Low
2000    31.88    23.00      25.50  19.63     23.88  19.63    25.00  20.69     31.88   19.63
1999    36.69    31.81      39.38  31.81     40.44  37.63    38.25  30.88     40.44   30.88


As of December 31, 2000, the Company had 1,780 shareholders of record. There were also 2,200 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.16 per share in each of the first three quarters of 1999; $.17 per share in the fourth quarter of 1999 and each of the first three quarters of 2000; and $.18 per share in the fourth quarter of 2000.

Item 6.        Selected Financial Data.
               -----------------------
Information with respect to the Company's net sales, income (loss) from consolidated operations, income (loss) before change in accounting method, income (loss) before change in accounting method per share (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary - Summary of Operations" of the 2000 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Ten-Year Summary
- Year-End Financial Position" of the 2000 Annual Report to Shareholders.

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.
               ---------------------------------------------------------
The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 2000 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
         --------------------------------------------------------
The information called for by this Item is incorporated by reference to the Notes "Financial Instruments" and "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------
The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 2000 Annual Report to Shareholders.

Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.
               -------------------------------------------------------

None.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "PROPOSAL #1: ELECTION OF DIRECTORS" and "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement.

Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11.        Executive Compensation.
                -----------------------
Information called for by this Item is incorporated by reference to "COMPENSATION OF DIRECTORS AND NAMED EXECUTIVE OFFICERS"; and "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.
                ---------------------------------------------------
Information called for by this Item is incorporated by reference to "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions.
                -----------------------------------------------
None

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.
                -------------------------------------------------------


(a)1. The following report and consolidated financial statements, included in the 2000 Annual Report to Shareholders, have been incorporated herein by reference:

            Consolidated Statements of Income for the years ended
            December 31, 2000, 1999 and 1998

            Consolidated Statements of Comprehensive Income
            for the years ended December 31, 2000, 1999 and
            1998

            Consolidated Balance Sheets at December 31, 2000 and
            1999

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

(b) There were no reports on Form 8-K filed by the Company in the fourth quarter of 2000.

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

WEST PHARMACEUTICAL SERVICES, INC.
                                  (Registrant)

By /s/ A. M. Papso

--------------------------------
Anna Mae Papso
Corporate Vice President, Finance


March 30, 2001
--------------------------------
Date

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



      Signature                                                    Title                                  Date
      ---------                                                   ------                                -------
       /s/ William G. Little                                   Chairman, Director                     March 30, 2001
----------------------------------                             and Chief Executive Officer
William G. Little                                              (Principal Executive Officer)


       /s/    Joseph E. Abbott                                 Corporate Controller                   March 30, 2001
----------------------------------                             (Principle Accounting Officer)
Joseph E. Abbott


       /s/    Tenley E. Albright                               Director                               March 30, 2001
-----------------------------------
Tenley E. Albright *


          /s/ John W. Conway                                   Director                               March 30, 2001
-----------------------------------
John W. Conway*


        /s/  George W. Ebright                                 Director                               March 30, 2001
------------------------------------
George W. Ebright*


       /s/  L. Robert Johnson                                  Director                               March 30, 2001
------------------------------------
L. Robert Johnson*





      Signature                                                 Title                                     Date
      ---------                                                 ------                                   -------

       /s/  William H. Longfield                               Director                               March 30, 2001
--------------------------------------
William H. Longfield*


       /s/  John P. Neafsey                                    Director                               March 30, 2001
--------------------------------------
John P. Neafsey*


      /s/  Anna Mae Papso                                      Corporate Vice President,              March 30, 2001
--------------------------------------                         Finance
Anna Mae Papso                                                 (Chief Financial Officer)


         /s/ Monroe E. Trout                                   Director                               March 30, 2001
---------------------------------------
Monroe E. Trout*


         /s/  Anthony Welters                                  Director                               March 30, 2001
---------------------------------------
Anthony Welters*


         /s/  Geoffrey F. Worden                               Director                               March 30, 2001
----------------------------------------
Geoffrey F. Worden*

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

(4) Miscellaneous long term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report pursuant to Section
                  (b) (4) (iii) A of Item 601 of Reg S-K. The Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments. (File No. 1-8036).

(4) (a) Form of stock certificate for common stock incorporated by reference to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1998 (File No. 1-8036).

(4) (b) Note Purchase Agreement dated as of April 8, 1999 among the Company and the insurance companies identified on a schedule thereto, incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000. (File No. 1-8036).

(4) (c) Credit Agreement, dated as of July 26, 2000 among the Company, the banks identified on a schedule thereto, and PNC Bank, N.A., as agent for the banks, incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000. (File No. 1-8036).

(9)               None.

(10) (a) Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

Exhibit
Number

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

(10) (e) 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-
                  8036).

(10) (f) Form of Director Stock Option Agreement, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036)..

(10) (g) Form of second amended and restated agreement between the Company and certain of its executive officers dated as of March 25, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. (File No. 1-8036).

(10) (h) Schedule of agreements with executive officers, incorporated by reference to the Company's
                  Quarterly Report on Forms 10-Q for the quarter ended June 30, 2000. (File No.1-8036).

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

Exhibit
Number

(10) (k)          Amendment No. 2 to Supplemental Employees'
                  Retirement Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

(10) (l) Retirement Plan for Non-Employee Directors reflecting amendments effective on November 5, 1991, April 28, 1998 and May 27, 1999,
                  incorporated by reference to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036).

 (10) (m) Amended and Restated Employment Agreement dated as of March 25, 2000 between the Company and William G. Little, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. (File No. 1-8036).

 (10) (n) Non-Qualified Deferred Compensation Plan for Designated Executive Officers adopted August 30, 1994, reflecting amendments effective on March 7, 1995, April 28, 1998 and April 1, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
                  (File No. 1-8036).

(10) (o) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10) (p)          1999 Stock-Equivalent Compensation Plan for
                  Non-Employee Directors, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8036).

(10) (q) Lease Agreement, dated August 31, 1978, between Paco Packaging, Inc. and Nineteenth Lakewood Corp., as amended by Amendment of Lease, dated November 30, 1978, Second Amendment of Lease, dated August 6, 1979, Third Amendment of Lease, dated July 24, 1980 and Fourth Amendment of Lease, dated August 14, 1980, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc's Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

Exhibit
Number

(10) (r) Fifth Amendment of Lease, dated May 13, 1994, to the Lease Agreement, dated August 31, 1978, between Paco Packaging, Inc. and Nineteenth Lakewood Corp., incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1994 (File number 0-20324).

(10) (s) Lease Agreement, dated December 9, 1977, between Paco Packaging, Inc. and New Oak Street Corp., as amended by the Amendment to Lease Agreement, dated August 31, 1978, Second Amendment of Lease, dated April 8, 1979 and Third Amendment of Lease, dated November 16, 1983, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

(10) (t) Lease Agreement, dated April 7, 1986, between Northlake Realty Co. Inc. and Paco Packaging, Inc., as amended by Amendment to Lease, dated July 1, 1986, Second Amendment of Lease, dated June 15, 1987 between Paco Packaging and C. P. Lakewood, L. P., Agreement, dated December 29, 1987, and Lease Modification Agreement, dated December 13, 1989, incorporated by reference to the Exhibits to Paco Pharmaceutical Services, Inc.'s Registration Statement on Form S-1, Registration No. 33-48754, filed with the Commission.

(10) (u) Collective Bargaining Agreement, dated December 1, 1997, by and between Paco Pharmaceutical Services, Inc. and Teamster Local 35 (affiliated with the International Brotherhood of Teamsters), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

(10) (v) 1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997
                  (File No.1-8036).

Exhibit
Number


(10) (w) Asset Purchase Agreement Among Collaborative Clinical Research, Inc., GFI Pharmaceutical Services, Inc., and Collaborative Holdings, Inc. and the Company dated December 21, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.1-8036).

(10) (x) Form of Bonus Agreement between the Company and certain of its executive officers dated as of December 21, 2000. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(10) (y) Schedule of agreements with certain executive officers.

(11)              Not Applicable.

(12)              Not Applicable.

(13)              Portions of 2000 Annual Report to Shareholders.

(16)              Not applicable.

(18)              None.

(21)              Subsidiaries of the Company.

(22)              None.

(23)              Consent of Independent Accountants.

(24)              Powers of Attorney.

(27)              Financial Data Schedules

(99)              None.