Form 10-Q
period 2001-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2001-04-27
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001
                                 ---------------
                          Commission File Number 1-8036
                                     ------
                       WEST PHARMACEUTICAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past
                             90 days. Yes X . No .
                                     --- ---
                          March 31, 2001 -- 14,333,777
       -----------------------------------------------------------------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Index

                               Form 10-Q for the
                          Quarter Ended March 31, 2001




Part I - Financial Information

    Item 1. Financial Statements

        Consolidated Statements of Operations for the
           Three Months ended March 31, 2001 and March                   3
           31, 2000
        Condensed Consolidated Balance Sheets at March 31,
           2001 and December 31, 2000                                    4
        Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 2001 and
           March 31, 2000                                                5
        Notes to Consolidated Financial Statements                       6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

    Item 3. Quantitative and Qualitative Disclosure about Market Risk   14

Part II - Other Information

    Item 1. Legal Proceedings                                           14

    Item 6. Exhibits and reports on Form 8-K                            14

SIGNATURES                                                              15

Index to Exhibits                                                      F-1

Part I - Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

                                                                    Quarter Ended

                                                        March 31, 2001            March 31, 2000
                                                        -------------             -------------
Net sales ..................................            $116,200  100%           $108,700   100%
Cost of goods and services sold ............              85,500   74              80,500    74
                                                        -------------            --------------
         Gross profit ......................              30,700   26              28,200    26
Selling, general and administrative expenses              19,300   17              17,400    16
Other (income) expense, net.................                (300)  (1)                400    --
                                                        -------------            --------------
         Operating profit ..................              11,700   10              10,400    10
Interest expense ...........................               3,700    3               3,000     3
                                                        -------------            --------------
        Income before income taxes
            and minority interests .........               8,000    7               7,400     7
Provision for income taxes .................               2,900    3               2,700     3
Minority interests .........................                  --   --                 100    --
                                                        -------------            --------------
         Income from consolidated operations               5,100    4%              4,600     4%

Equity in net income of affiliated companies                 300                      500
                                                        -------------            --------------
         Net income ........................             $ 5,400                  $ 5,100
                                                        -------------            --------------
Net income per share:
         Basic .............................             $   .38                  $   .35
         Assuming dilution .................             $   .38                  $   .35
Average common shares outstanding ..........              14,320                   14,546
Average shares assuming dilution ...........              14,323                   14,562

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       Unaudited
                                                        March 31,         December 31,
                                                           2001               2000
                                                        --------           ----------
ASSETS ...........................................
Current assets:
   Cash, including equivalents ...................      $ 37,800             $ 42,700
   Accounts receivable ...........................        70,700               60,900
   Inventories ...................................        43,100               41,000
   Income tax refundable..........................         2,500                7,700
   Deferred income tax benefits ..................         7,800                7,700
   Other current assets ..........................        11,900               13,100
                                                        --------             --------
Total current assets .............................       173,800              173,100
                                                        --------             --------
Net property, plant and equipment ................       233,700              235,800
Investments in affiliated companies ..............        21,000               22,000
Goodwill .........................................        49,800               52,400
Prepaid pension asset.............................        42,500               40,200
Deferred income tax benefits......................        17,800               18,000
Other assets......................................        17,700               15,900
                                                        --------             --------
Total Assets .....................................      $556,300             $557,400
                                                        --------             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..............      $    500             $    500
   Notes payable .................................        13,400                3,100
   Accounts payable ..............................        25,400               27,600
   Salaries, wages, benefits .....................        11,500               11,300
   Income taxes payable ..........................         5,300                7,200
   Restructuring costs............................         3,500                4,200
   Other current liabilities .....................        27,200               25,400
                                                        --------             --------
Total current liabilities ........................        86,800               79,300
                                                        --------             --------
Long-term debt, excluding current portion.........       195,200              195,800
Deferred income taxes ............................        50,700               51,000
Other long-term liabilities ......................        25,000               25,500
Minority interests ...............................           900                1,000
                                                        --------             --------
Shareholders' equity .............................       197,700              204,800
                                                        --------             --------
Total Liabilities and Shareholders' Equity........      $556,300             $557,400
                                                        --------             --------

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                    Quarter Ended
                                                              March 31,        March 31,
                                                               2001              2000
                                                            --------           --------
Cash flows from operating activities:
         Net income, plus net non-cash items .........      $ 12,600           $ 10,400
         Changes in assets and liabilities ...........       (12,400)               100
                                                            --------           --------
Net cash provided by operating activities ............           200             10,500
                                                            --------           --------
Cash flows from investing activities:

         Property, plant and equipment acquired ......       (12,300)           (14,200)
         Payment for acquisition, net of cash acquired            --             (1,000)
         Customer advances, net of repayments ........          (200)            (1,400)
                                                            --------           --------
Net cash used in investing activities ................       (12,500)           (16,600)
                                                            --------           --------
Cash flows from financing activities:

         Repayment of long-term debt .................          (100)              (300)
         Notes payable, net ..........................         11,800            25,200
         Dividend payments ...........................         (2,600)           (2,500)
         Sale of common stock, net ...................            500               600
         Purchase of common stock ....................             --            (6,000)
                                                            ---------          --------
Net cash provided by financing activities ............          9,600            17,000
                                                            ---------          --------
Effect of exchange rates on cash .....................         (2,200)           (1,200)
                                                            ---------          --------
Net (decrease) increase in cash, including equivalents       $ (4,900)         $  9,700
                                                            ---------          --------

See accompanying notes to consolidated financial statements

                                                                         Page 6
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)

The interim consolidated financial statements for the quarter ended March 31, 2001 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 2000 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

1.   Interim Period Accounting Policy
     ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet as of March 31, 2001 and the related unaudited Consolidated Statement of Operations and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 2000 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     -----------------
     Certain items have been reclassified to conform to current classifications. In particular, freight charge reimbursements are reported as net sales and freight expenses are reported as costs of goods and services sold, rather than reported on a net basis. The impact of the reclassification of the freight expenses increased previously reported first quarter 2000 sales and cost of goods and services sold by $1,000 with no impact on gross profit.

     Operating Expenses
     ------------------
     To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include certain employee benefit costs, annual quantity discounts and advertising.

     Income Taxes
     -------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes applicable to prior year adjustments, if any, are recorded as identified.

                                                                        Page 7
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. Inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

               (in thousands)      2001     2000
                                 -------   -------
               Finished goods    $17,700   $17,300
               Work in process     9,900     9,400
               Raw materials      15,500    14,300
                                 -------   -------
                                 $43,100   $41,000
                                 -------   -------
                                 -------   -------

3. The carrying value of property, plant and equipment at March 31, 2001 and December 31, 2000 is determined as follows:

               (in thousands)                     2001       2000
                                                --------   --------
            Property, plant and equipment...... $517,900   $521,400
            Less accumulated depreciation
               and amortization ...............  284,200    285,600
                                                --------   --------
            Net property, plant and equipment.. $233,700   $235,800
                                                --------   --------
                                                --------   --------

4. For the three months ended March 31, 2001 and 2000, the Company's comprehensive income is as follows:

                                                   2001       2000
                                                --------     -------
            Net income .......................  $ 5,400      $ 5,100
            Foreign currency
              translation adjustments.........   (9,900)      (3,700)
            Fair value adjustment on
              derivative financial instruments     (400)          --
                                                --------      -------
            Comprehensive (loss) income ......  $(4,900)     $ 1,400
                                                --------      -------
                                                --------      -------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

     The Company adopted Financial Accounting Standards Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities," as amended, on January 1, 2001. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of hedging transactions is generally matched with the recognition of the item or risk being hedged. The Company had four interest rate swap agreements in effect at both January 1, 2001 and March 31, 2001. The swaps hedge cash flow risk associated with interest payments on variable rate debt. At the adoption date, the Company recorded a $300 charge to other comprehensive income to reflect the fair value of the swap agreements. This charge increased to $400 at March 31, 2001. Amounts recorded in comprehensive income are recognized in net income in the period when the hedged interest payment affects net income.

5. Net sales to external customers and operating profit by operating segment for the three months ended March 31, 2001 and March 31, 2000 is as follows:

                                            Net Sales              Operating Profit
                                            2001        2000       2001        2000
                                           -------    --------   ---------   --------
            Device product development   $ 95,300     $ 93,100   $ 18,700    $ 19,800
            Contract services ........     20,100       15,300       (400)     (3,600)
            Drug delivery research &
              development ............        800          400     (1,800)     (2,300)
            Corporate and unallocated
              items ..................         --         (100)    (4,800)     (3,500)
                                         ---------    --------   --------    --------
            Consolidated total .......   $116,200     $108,700   $ 11,700    $ 10,400
                                         ---------    --------   --------    --------
                                         ---------    --------   --------    --------

          Compared with December 31, 2000, there were no material changes in the amount of assets as of March 31, 2001 for any operating segment.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

    6. Common stock issued at March 31, 2001 was 17,165,141 shares, of which 2,831,364 shares were held in treasury. Dividends of $.18 per common share were paid in the first quarter of 2001 and a dividend of $.18 per share payable to holders of record on April 18, 2001 was declared on March 10, 2001.


     7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,500 at March 31, 2001 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

     8. In 2000, the Company recorded a pre-tax restructuring charge of $20,800, consisting of $16,900 of goodwill and asset write-downs to estimated net realizable value and a $3,900 accrual for severance, benefits and asset disposal costs. The restructuring initiatives included personnel reductions affecting approximately 180 employees. During the first quarter of 2001, the packaging plant in Puerto Rico was closed and severance and benefit costs of $700 were incurred, covering approximately 70 positions, reducing the accrual balance to $3,200 at March 31, 2001. The Company expects to substantially complete the restructuring plan by end of the third quarter of 2001.

                                                                       Page 10
Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Quarter Ended March 31, 2001 versus March 31, 2000
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Net Sales for the first quarter of 2001 were $116.2 million; a 6.9% increase compared with net sales of $108.7 million for the same quarter in 2000. Excluding the impact of exchange rates, sales increased by 10.2% over the prior year first quarter.

First quarter 2001 sales of the Device Product Development segment were $95.3 million, an increase over first quarter 2000 sales of 6.2% at constant exchange rates. Sales in international markets increased by 10.6%, led by strong demand for pharmaceutical packaging components including pre-filled injection and parenteral component products. Domestic sales grew at a more modest 2.5% rate.

Contract Services segment sales increased 30.8% over the prior year quarter, led by the improved performance of the contract manufacturing and packaging unit. The service component of this segment's sales was almost 18% higher than the prior year, with the balance of the sales increase due to the Company supplying a larger portion of the materials used in production.

Drug Delivery Systems Research and Development revenues doubled from first quarter 2000 levels to $0.8 million. Of this, $0.5 million relates to the recognition of the up-front license payment received in 2000 due to the progress of the nasal morphine project.

Gross Profit
---------------
The consolidated gross margin was 26.4%, compared with 25.9% in 2000. Gross profit levels improved due to the sales growth noted previously. This growth was partially offset by increased costs for raw materials and utilities as well as higher labor costs in European plants in the Device Product Development segment. Sales volume increases in Europe strained certain product capacity levels and required a higher use of overtime. Additional capacity scheduled to come on-line in 2002 through 2003 will alleviate this condition.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Quarter Ended March 31, 2001 versus March 31, 2000
--------------------------------------------------------------------------------
(continued)


Selling, general and administrative expenses
--------------------------------------------
Selling, general and administrative expenses were higher at $19.3 million, representing 16.6% of sales, compared with first quarter 2000 expenses of $17.4 million, or 16.0% of sales. The major factors contributing to the increased expenses were a $1.4 million reduction of the income generated from pension plan assets and the cost of the strategic review referred to below under the caption "Financial Condition". Other non-recurring expenses were offset by the strong U.S. dollar, lower costs in the contract services segment and continued tight control of spending.

Other (income) expense, net
---------------------------
First quarter 2001 other (income) expense is favorable by $0.7 million versus the comparative prior year period. The favorable variance is generated by lower foreign exchange transaction losses, an unusual loss in the first quarter of 2000 from a one-time environmental action by Brazilian customs and the partial recognition in 2001 of an industrial development grant.

Interest Expense
----------------
Interest expense increased by $0.7 million in the first quarter comparisons, largely due to the high level of capital spending relative to cash flow from operations and to a lesser extent, the share buybacks in 2000.

Provision for income taxes
--------------------------
The estimated annual tax rate for 2001 is 36% compared with a 37% estimated rate used in the first quarter of 2000. The reduction largely reflects lower statutory rates in certain international subsidiaries. The full year 2000 effective tax rate on operations, excluding unusual items, was 36.4%.

Equity in net income of affiliated companies
--------------------------------------------
Equity in net income of affiliates decreased by $0.2 million compared with first quarter 2000. Contributions from Daikyo Seiko, Ltd., the 25% owned affiliate operating in Japan, were comparable to prior year levels. However, operations at the 49% owned Mexican affiliates produced a small loss in 2001 versus a small gain in 2000.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Quarter Ended March 31, 2001 versus March 31, 2000
--------------------------------------------------------------------------------
(continued)


Net Income
----------
Net income for first quarter of 2001 was $5.4 million, or $.38 per share, compared with net income of $5.1 million, or $.35 per share, in the same period of 2000. Average common shares outstanding in the first quarter were 14.3 million compared with 14.5 million in the first quarter of 2000. The reduction in average common shares outstanding reflects the impact of shares purchased by the Company during 2000.

FINANCIAL CONDITION
-------------------

Working capital at March 31, 2001 was $87.0 million compared with $93.8 million at December 31, 2000. The working capital ratio at March 31, 2001 was 2 to 1. Accounts receivable increased significantly primarily reflecting the increase in sales levels in the first quarter 2001 versus fourth quarter 2000. This increase resulted in the low level, $0.2 million, of funds generated from operations for the quarter. Accounts receivable days sales outstanding comparisons remain consistent with year-end levels.

Capital spending of $12.3 million, primarily for facility expansions at two European plants, equipment upgrades in the Device Product Development segment and an enterprise resource planning initiative, coupled with cash dividends of $2.6 million ($.18 per share) during the quarter resulted in $11.7 million of additional net borrowings and reductions of existing cash on-hand.

Debt as a percentage of total invested capital at March 31, 2001 was 51.3% compared with 49.2% at December 31, 2000. Total debt increased to $209.1 million and shareholders' equity declined due to currency translation adjustments on non-U.S. dollar denominated assets of international subsidiaries.

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet cash flow requirements in the future. In late
2000, the Company's Board of Directors authorized management to engage UBS Warburg LLC to review all of the Company's strategic alternatives and identify opportunities to enhance shareholder value, which may include the disposition of assets or business combinations involving the Company.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Quarter Ended March 31, 2001 versus March 31, 2000
--------------------------------------------------------------------------------
(continued)


Accounting Changes
------------------
On January 1, 2001, the Company adopted Financial Accounting Standards Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of a hedging transaction is generally matched with the recognition of the item or risk being hedged. The Company had four interest rate swap agreements in effect at both January 1, 2001 and March 31, 2001. The swaps hedge the cash flow risk on variable interest rate debt. At the adoption date, the Company recorded a $0.3 million charge to other comprehensive income to reflect the fair value of the swap agreements. This charge increased to $0.4 million at March 31, 2001 and will be included in net income in the period when the hedged interest payment affects earnings.


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

Forward-Looking Information
---------------------------
Certain statements in the report, including management's discussion and analysis, that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including but not limited to (1) sales demand, (2) the timing and success of customers' projects, (3) competitive pressures, (4) the strength or weakness of the U.S. dollar, (5) inflation, (6) the cost of raw materials, (7) continued cost-improvement programs, (8) statutory tax rates and (9) significant asset dispositions. The Company does not intend to update these forward-looking statements.

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

               (b) No reports on Form 8-K have been filed for the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2001
-------------
Date

WEST PHARMACEUTICAL SERVICES, INC.
-----------------------------------
(Registrant)






/s/ Anna Mae Papso
---------------------------------
(Signature)

Anna Mae Papso
Corporate Vice President, Finance

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

(10)(a)           Collective Bargaining Agreement, dated April 2,
                  2001 by and between West Pharmaceutical Services, Lakewood, Inc. and Teamsters Local No. 35
                  (affiliated with the International Brotherhood of Teamsters).

(11)              Not Applicable.

(12)              Not Applicable.

(15)              None.

(16)              Not Applicable.

(18)              None.

(19)              None.

(22)              None.

(99)              None.