Form 10-Q
period 2001-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2001-08-10
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001
                                 ---------------
                          Commission File Number 1-8036
                                     ------
                       WEST PHARMACEUTICAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                             90 days. Yes X . No .
                                         ---     ---
                           June 30, 2001 -- 14,336,609
      -------------------------------------------------------------------
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Index

                                Form 10-Q for the
                           Quarter Ended June 30, 2001



                                                                         Page

                                                                         -----

Part I - Financial Information

   Item 1.  Financial Statements

        Consolidated Statements of Income for the
           Three and Six Months ended June 30, 2001 and
           June 30, 2000                                                 3

        Condensed Consolidated Balance Sheets at June 30,
           2001 and December 31, 2000                                    4

        Condensed Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 2001 and June 30, 2000      5

        Consolidated Statement of Shareholders' Equity
           at June 30, 2001 and December 31, 2000                        6

        Notes to Consolidated Financial Statements                       7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12

   Item 3.  Quantitative and Qualitative Disclosure
            about Market Risk                                           16

Part II - Other Information

   Item 1.  Legal Proceedings                                           17

   Item 4.  Submission of Matters to a Vote of Security Holders         17

   Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                              18

   Index to Exhibits                                                   F-1

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                  Quarter Ended                      Six Months Ended
                                         June 30, 2001     June 30, 2000      June 30, 2001   June 30, 2000
                                         ---------------   ---------------   --------------   --------------
Net sales ............................   $117,200   100%   $113,600   100%   $233,400  100%   $222,300  100%
Cost of goods and services sold.......     85,600    73      85,400    75     171,100   73     165,900   75
                                         ---------------   ---------------   --------------   --------------
   Gross profit ......................     31,600    27      28,200    25      62,300   27      56,400   25
Selling, general and
   administrative expenses ...........     19,000    16      17,000    15      38,300   17      34,400   15
Restructuring charge..................      4,500     4          --    --       4,500    2          --   --
Other expense, net....................         --    --          --    --        (300)  --         400   --
                                         ---------------   ---------------   --------------   --------------
   Operating profit ..................      8,100     7      11,200    10      19,800    8      21,600   10
Interest expense .....................      3,400     3       3,400     3       7,100    3       6,400    3
                                         ---------------   ---------------   --------------   --------------
   Income before income taxes
    and minority interests ...........      4,700     4       7,800     7      12,700    5      15,200    7
Provision for income taxes ...........      1,700     1       3,000     3       4,600    2       5,700    3
Minority interests ...................        100    --         100    --         100   --         200   --
                                         ---------------   ---------------   --------------   --------------
   Income from consolidated operations      2,900     3%      4,700     4%      8,000    3%      9,300    4%
                                                     ---               ---              ---              ---
Equity in net income of
    affiliated companies .............        200               300               500            800
                                         --------          --------          --------        --------
    Net income .......................      3,100          $  5,000          $  8,500        $ 10,100
                                         --------          --------          --------        --------
Net income per share:

     Basic ..............................$   0.22          $   0.35          $   0.59        $  0.70
     Assuming dilution ..................$   0.22          $   0.35          $   0.59        $  0.70
                                         --------          --------          --------        --------
Average common shares outstanding .......  14,336            14,463            14,328         14,487
Average shares assuming dilution ........  14,356            14,465            14,342         14,495

See accompanying notes to consolidated financial statements

                                                                        Page 4
West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       Unaudited
                                                        June 30,         Dec. 31,
                                                          2001             2000
ASSETS                                                  ---------        --------
Current assets:
         Cash, including equivalents ............       $ 39,300         $ 42,700
         Accounts receivable ....................         69,700           60,900
         Inventories ............................         41,300           41,000
         Income tax refundable...................          4,000            7,700
         Deferred income tax benefits............          8,200            7,700
         Other current assets ...................         10,100           13,100
                                                         --------        --------
Total current assets ............................        172,600          173,100
                                                         --------        --------
Net property, plant and equipment ...............        234,100          235,800

Investments in affiliated companies .............         20,400           22,000
Goodwill ........................................         48,600           52,400
Prepaid pension asset                                     44,200           40,200
Deferred income tax benefits......... ...........         17,700           18,000
Other assets.....................................         18,000           15,900
                                                         --------        --------
Total Assets ....................................        $555,600        $557,400
                                                         --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt ......        $    500        $    500
         Notes payable ..........................          14,400           3,100
         Accounts payable .......................          26,200          27,600
         Accrued expenses:
            Salaries, wages, benefits ...........          14,000          11,300
            Income taxes payable ................           4,700           7,200
            Restructuring costs..................           6,600           4,200
            Deferred income taxes................           1,900           1,900
            Other ...............................          22,400          23,500
                                                          --------        --------
Total current liabilities .......................          90,700          79,300
                                                          --------        --------
Long-term debt, excluding current portion .......         195,100         195,800
Deferred income taxes ...........................          50,700          51,000
Other long-term liabilities .....................          24,100          25,500
Minority interests ..............................           1,000           1,000
Shareholders' equity ............................         194,000         204,800
                                                          --------        --------
Total Liabilities and Shareholders' Equity ......        $555,600        $557,400
                                                          --------        --------

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                 Six Months Ended
                                                               June 30,     June 30,
                                                                 2001         2000
                                                               --------     --------
Cash flows from operating activities:

         Net income......................... ...............   $ 8,500      $ 10,100
         Depreciation and amortization.... .................    18,700        18,800
         Other non-cash items, net..........................    (4,300)       (7,800)
         Changes in assets and liabilities..................    (7,600)        3,000
                                                               --------     --------
Net cash provided by operating activities ..................    15,300        24,100
                                                               --------     --------
Cash flows from investing activities:

         Property, plant and equipment acquired ............   (23,400)      (29,500)
         Payment for acquisitions, net of cash acquired ....        --        (1,000)
         Customer advances, net of repayments ..............      (200)       (1,900)
                                                               --------     --------
Net cash used in investing activities ......................   (23,600)      (32,400)
                                                               --------     --------
Cash flows from financing activities:

         Net borrowings under revolving credit agreements ..    12,600        30,500
         Repayment of other long-term debt .................      (200)      (14,500)
         Dividend payments .................................    (5,100)       (5,000)
         Sale of common stock, net .........................       500           600
         Purchase of treasury stock ........................      (100)       (9,900)
                                                                --------    --------
Net cash provided by financing activities ..................     7,700         1,700

Effect of exchange rates on cash ...........................    (2,800)       (1,400)
                                                                --------    --------
Net (decrease) increase in cash, including equivalents .....   $(3,400)     $ (8,000)
                                                                --------    --------
See accompanying notes to consolidated financial statements


West Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
(in thousands)

                                                         Capital in                 Other
                                                Common    excess of   Retained  comprehensive   Treasury
                                                Stock     par value   Earnings  income (loss)    stock      Total
                                               -------------------------------------------------------------------

Balance, December 31, 2000                     $ 4,300    $ 32,100     $269,800  $ (14,500)   $ (86,900) $ 204,800

Net income                                                                8,500                              8,500

Shares issued under stock plans                               (500)                               1,000        500

Shares repurchased                                                                                 (100)      (100)

Cash dividends declared                                                  (5,100)                            (5,100)

Foreign currency translation adjustment                                            (14,400)                (14,400)

Fair value of financial instruments adjustment                                        (200)                   (200)
                                               --------------------------------------------------------------------

Balance, June 30, 2001                         $ 4,300    $ 31,600     $273,200  $ (29,100)   $ (86,000) $ 194,000
                                               --------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

The interim consolidated financial statements for the six-month period ended June 30, 2001 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc., appearing in the Company's 2000 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

1.   Interim Period Accounting Policy
     ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity as of June 30, 2001 and the related unaudited Consolidated Statements of Income for the three and six-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the six-month period then ended and for the comparative period in 2000 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain items have been reclassified to conform to current classifications. In particular, freight charge reimbursements are reported as net sales and freight expenses are reported as costs of goods and services sold, rather than reported on a net basis. The impact of the reclassification of the freight expenses increased previously reported second quarter and six-months 2000 sales and cost of goods and services sold by $900 and $1,900, respectively, with no impact on gross profit.

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

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2. Inventories at June 30, 2001 and December 31, 2000 are summarized as follows:


                                      6/30/01  12/31/00
                                      -------   -------
                    Finished goods    $16,100  $17,300
                    Work in process    10,200    9,400
                    Raw materials      15,000   14,300
                                      -------   -------
                                      $41,300  $41,000
                                      -------   -------
                                      -------   -------


3. A summary of property, plant and equipment at June 30, 2001 and December 31, 2000 is presented in the following table:


                                        6/30/01    12/31/00
                                        --------   --------
        Property, plant and equipment   $515,400   $521,400

        Less accumulated depreciation
        and amortization ..........      281,300    285,600
                                        --------   --------
        Net property, plant
        and equipment .............     $234,100   $235,800
                                        --------   --------
                                        --------   --------

4. For the three and six months ended June 30, 2001 and 2000, the Company's comprehensive income (loss) is as follows:


                            Three Months Ended       Six Months Ended
                            6/30/01    6/30/00     6/30/01     6/30/00
                           --------    -------     -------     -------
Net income .............   $ 3,100     $ 5,000     $ 8,500     $10,100
Foreign currency
 translation adjustments    (4,500)       (500)    (14,400)     (4,200)
Fair value adjustment on
 derivative financial
 instruments............       200          --        (200)         --
                           --------    -------    --------    --------
Comprehensive (loss)
  income................   $(1,200)    $ 4,500     $(6,100)    $ 5,900
                           --------    -------    --------    --------
                           --------    -------    --------    --------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


          The Company adopted Financial Accounting Standards Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, on January 1, 2001. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of a hedging transaction is generally matched with the recognition of the item or risk being hedged. At the adoption date the Company had four interest rate swap agreements in effect and recorded a $300 charge to other comprehensive income. The swaps hedge cash flow risk associated with interest payments on variable rate debt. This charge decreased to $200 at June 30, 2001 reflecting the maturity of one of the swap agreements and current market valuations. Amounts recorded in comprehensive income are recognized in net income in the period when the hedged interest payment affects net income.


5. Net sales to external customers and operating profit (loss) by operating segment for the three and six months ended June 30, 2001 and June 30, 2000 are as follows:


                              Three Months Ended      Six Months Ended
                                    June 30                June 30
Net Sales:                       2001       2000       2001        2000
----------                   --------   --------   --------    --------
Device product development  $ 94,500    $ 95,400   $189,800    $188,500
Contract services.........    20,300      18,100     40,400      33,400
Drug delivery research
  and development ........     2,400         300      3,200         700
Corporate and unallocated
  items...................        --        (200)        --        (300)
                             --------   --------   --------    --------
Consolidated Total .......  $117,200    $113,600   $233,400    $222,300
                             --------   --------   --------    --------
                             --------   --------   --------    --------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)




                               Three Months Ended        Six Months Ended
                                     June 30                 June 30
Operating Profit (Loss):         2001        2000        2001        2000
------------------------     --------    --------    --------    --------
Device product development   $ 17,800    $ 20,400    $ 36,500    $ 40,200
Contract services ........        700      (3,800)        300      (7,400)
Drug delivery research
  and development ........       (800)     (2,400)     (2,600)     (4,700)
Corporate and unallocated
  items ..................     (9,600)     (3,000)    (14,400)     (6,500)
                             --------    --------    --------    --------
Consolidated Total .......   $  8,100    $ 11,200    $ 19,800    $ 21,600
                             --------    --------    --------    --------
                             --------    --------    --------    --------

          Corporate  and  unallocated   items  include  a  second  quarter  2001
          restructuring charge of $4,500.

          Compared with December 31, 2000, there were no material changes in the amount of assets as of June 30, 2001 for any operating segment.

6. Common stock issued at June 30, 2001 was 17,165,141 shares, of which 2,828,532 shares were held in treasury. Dividends of $.18 per common share were paid in the second quarter of 2001 and a dividend of $.18 per share payable August 1, 2001 to holders of record on July 18, 2001 was declared on June 19, 2001.

7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,400 at June 30, 2001 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

8. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $4,500. The charge consists of severance, post-employment medical coverage and outplacement costs, resulting from the elimination of 25 senior and mid-level management positions. The remaining balance of this accrual at June 30, 2001 was $4,000. Under the restructuring plan, cash payments for severance and outplacement costs will be completed within two years and medical coverage for select members will continue through 2008.


          In 2000, the Company recorded a pre-tax restructuring charge of $20,800, consisting of $16,900 of goodwill and asset write-downs to estimated net realizable value and a $3,900 accrual for severance, benefits and asset disposal costs. The restructuring initiatives included personnel reductions affecting approximately 180 employees. As of June 30, 2001, the severance accrual balance was $2,200, reflecting the closure of the site management office, the closure of a packaging plant in Puerto Rico, and other personnel reductions. The remaining accrual relates primarily to the Company's plastic manufacturing plant in Puerto Rico, which is scheduled to cease operations by the end of the third quarter of 2001.

                                                                        Page 12
Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2001
----------------------------------------------------------------------
versus Comparable 2000 periods.
-------------------------------

Net Sales
---------
Net Sales for the second quarter of 2001 were $117.2 million compared to $113.6 million reported in the second quarter of 2000. At constant exchange rates, sales for the second quarter 2001 increased 6% versus the prior year quarter.

Second quarter 2001 sales for the Device Product Development segment, which represents 80% of total revenue, were $94.5 million representing a small decline versus prior year reported sales of $95.4 million. At constant exchange rates, sales increased by 3%. Demand in Latin American and Asian markets, remained strong with total international sales growing at 6% at constant exchange rates. Sales to domestic markets were level with the prior year quarter.

Contract Services segment sales were $20.3 million, $2.2 million, or 12% above second quarter 2000 levels. The sales increases for this segment were driven primarily by new customers in the contract manufacturing and packaging unit, as this unit continues to recover from the prior year's lower demand for outsourced services.

The Drug Delivery Research and Development segment had record revenues of $2.4 million for the quarter. These revenues include the recognition of $1.4 million of the up-front license payment received in 2000 for the nasal morphine project.

Net sales for the first half of 2001 were $233.4 million, 5% higher than sales in the same period of 2000 and 8% higher at constant exchange rates. Excluding exchange rate variances, Device Product Development sales were 5% higher led by strong results in international markets. Year-to-date Contract Services segment sales increased by 21% over the prior year, reflecting the recovery of the contract manufacturing and packaging unit. Drug Delivery segment revenues increased to $3.2 million in the six month 2001 period, as compared to $.7 million in the prior year period, benefiting primarily from progress on the nasal morphine project.

Gross Profit
------------
The second quarter 2001 consolidated gross margin was 27.0%, compared with 24.9% in 2000. The improvement in margins reflects the recovery of the contract manufacturing and packaging unit of the Contract Services segment, which is generating positive gross margins in 2001 versus below breakeven results in 2000. The increased revenues in the Drug Delivery segment also contributed to the gross margin improvement. These factors were partially offset by decreased margins in the Device Product Development segment reflecting higher raw material, utility and wage and benefit costs. In addition, sales volume increases in Europe strained certain product capacity levels and required a higher use of overtime. Additional capacity scheduled to come on-line in 2002 through 2003 will alleviate this condition.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2001
----------------------------------------------------------------------
versus Comparable 2000 periods(continued)
------------------------------------------
The consolidated gross profit margin for the six-month period was 26.7% compared with 25.4% in the same period of 2000. The same factors that influenced the quarter comparisons affect the six-month comparisons.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $2.0 million (11%) as compared with the second quarter of 2000. The major contributors to the increase include a reduction of income from pension assets, higher incentive bonus and stock-price based compensation costs, and the costs of the strategic review concluded in May, 2001. Partially offsetting these increases were lower costs in the Contract Services segment resulting from restructuring activities, and the effect of the stronger U.S. dollar.

For the six-month period ending June 30 2001, selling, general and administrative expenses increased by $3.9 million versus the prior year. Lower pension income, higher stock-price based compensation expenses, and strategic review costs more than offset the positive benefits of the restructuring cost savings achieved in the Contract Services segment and the favorable impact of foreign exchange rates on non-U.S. dollar expenses.

Restructuring charge
--------------------
In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.5 million, resulting in the elimination of approximately 25 mid-and senior level management positions in the global salaried workforce. The charge consists of severance, post-employment medical coverage and outplacement costs. Cash payments under the restructuring plan will be largely completed within two years.

Other (income) expense
----------------------
Foreign currency transaction losses and losses on fixed asset disposals were offset by interest income for both the 2001 and 2000 second quarter periods. The six-month period for 2000 contains costs related to a one-time environmental action by Brazilian customs which resulted in the destruction of raw material and finished products which were imported into that country, and a higher amount of foreign exchange transaction losses connected with the tax re-organization of the Company's European affiliates.

Interest Expense
----------------
Interest expense remained level with second quarter 2000, as higher debt levels were offset by decreases in second quarter 2001 interest rates on the Company's revolving credit facility. For the six-month period, interest expense exceeded the prior year by $.7 million. The increase in 2001 debt levels reflects the high level of capital spending relative to cash flow from operations.

                                                                        Page 14
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2001
----------------------------------------------------------------------
versus Comparable 2000 periods(continued)
------------------------------------------

Provision for income taxes
--------------------------
The estimated annual tax rate for the 2001 second quarter and six-month periods was 36% compared with a 38% rate used for second quarter 2000 and a 37.5% for the six-month 2000 period. The decrease in the Company's effective tax rate reflects the favorable impact of the tax reorganization of European affiliates which was fully implemented in the second half of 2000, and lower German statutory rates. Excluding unusual items, the full year effective tax rate in 2000 was 36.4%.

Equity in net income of affiliated companies
--------------------------------------------
Equity in net income of affiliates is lower in both the second quarter and six-month comparisons to the prior year. Contributions from Daikyo Seiko, Ltd., the 25% owned affiliate operating in Japan, were lower in the current quarter and six-month periods reflecting higher depreciation charges connected with recent capital improvements. Results from the 49% owned Mexican affiliates are approximately the same as in the prior year, with small losses reported in the quarter and six-month periods.

Net Income
----------
Net income for the second quarter of 2001 was $3.1 million, or $.22 per share. Excluding the $2.9 million (net of tax) impact of the restructuring charge, second quarter 2001 net income increased 20% to $6.0 million or $0.42 per share as compared to second quarter 2000 net income of $5.0 million or $0.35 per share. Average common shares outstanding in the second quarter were 14.3 million, compared with 14.5 million during second quarter 2000. The reduction in average common shares outstanding is due to the Company's stock buyback program.

For the six-month period, 2001 net income was $8.5 million, or $.59 per share. Excluding the restructuring charge, net income for the first half increased 13% to $11.4 million, or $0.80 per share, compared to $10.1 million, or $0.70 per share, in 2000. Average common shares outstanding for the first six months of 2001 were 14.3 million, compared with 14.5 million in 2000.

FINANCIAL CONDITION
-------------------
Working capital at June 30, 2001 was $81.9 million compared with $93.8 million at December 31, 2000. The working capital ratio at June 30, 2001 was 1.9 to 1. Accounts receivable increased significantly reflecting the increase in second quarter 2001 sales levels versus fourth quarter 2000. Cash flow from operations is lower than prior year six month results, largely as a result of the lower fourth quarter 2000 sales levels. Accounts receivable days sales outstanding comparisons remain consistent with prior year results.

                                                                        Page 15
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2001
----------------------------------------------------------------------
versus Comparable 2000 periods(continued)
------------------------------------------

For the six-month period, capital spending was $23.4 million, primarily for facility expansions at two European plants, equipment upgrades in the Device Product Development segment and an enterprise resource planning initiative. Full year 2001 capital spending is projected to be about even with prior year levels, in the range of $60 million. The Company paid cash dividends totaling $5.1 million ($0.36 per share) during first six months of 2001. These cash outflows were financed by operating cash flow and $12.4 million of increased net borrowings.

Debt as a percentage of total invested capital at June 30, 2001 was 51.9% compared with 49.2% at December 31, 2000. Total debt increased to $210 million and shareholder's equity declined due to currency translation adjustments on non-U.S. dollar denominated assets of international subsidiaries.

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet future cash flow requirements.

Accounting Changes
------------------
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, on January 31, 2001. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of a hedging transaction is generally matched with the recognition of the items being hedged. At the adoption date, the Company had four interest rate swap agreements in effect and recorded a $0.3 million charge to other comprehensive income. The swaps hedge cash flow risk associated with interest payments on variable rate debt. This charged decreased to $0.2 million at June 30, 2001 reflecting the maturity of one of the swap agreements and current market valuations. Amounts recorded in comprehensive income are recognized in net income in the period when the hedged interest payment affects net income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS 141 establishes specific criteria for identifying intangible assets that must be recognized separately from goodwill and establishes disclosure requirements for the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed.

                                                                      Page 16
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Six Months ended June 30, 2001
----------------------------------------------------------------------
versus Comparable 2000 periods(continued)
------------------------------------------

SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives will be tested for impairment on at least an annual basis. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS 142 on January 1, 2002. Impairment losses that arise due to the initial application of this statement are to be reported as a change in accounting principle. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position. Annual goodwill amortization in 2001 will be approximately $2 million.

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

Forward-Looking Information
---------------------------
Certain statements in this report, including management's discussion and analysis, that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including but not limited to (1) sales demand, (2) the timing and success of customers' projects, (3) competitive pressures, (4) the strength or weakness of the U.S. dollar, (5) inflation, (6) the cost of raw materials, (7) continued cost-improvement programs, (8) statutory tax rates and (9) significant asset dispositions. The Company does not intend to update these forward-looking statements.

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

Part II - Other Information

     Item 1.    Legal Proceedings
                -----------------
                None.


     Item. 4.   Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                (a)  The Company held its annual meeting of
                     shareholders on May 1, 2001.

                (c) Class II directors (with a term expiring in 2004) were elected by a vote of :

                                                   For             Against
                                                   ---             -------
                     George W. Ebright         11,477,382          931,987
                     L. Robert Johnson         11,485,284          924,085
                     John P. Neafsey           11,485,290          924,080
                     Geoffrey F. Worden        11,473,935          935,434

                    Tenley E. Albright, John W. Conway, William G. Little, William H. Longfield, Monroe E. Trout, Anthony Welters, J. Roffe Wike, II continued their term of office after the meeting.

                    The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2001 was approved by a vote of 12,321,773 for the appointment and 75,224 against, with 12,370 abstentions.

     Item 6.               Exhibits and Reports on Form 8-K
                           --------------------------------
               (a)         See Index to Exhibits on page F-1 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended June 30, 2001.

                                   SIGNATURES

                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WEST PHARMACEUTICAL SERVICES, INC.
                                -----------------------------------
                                (Registrant)









August 8, 2001                 /s/ Linda R. Altemus
---------------                 ---------------------------------
Date                            (Signature)



                                 Linda R. Altemus
                                 Vice President, Finance & Administration

                                INDEX TO EXHIBITS
Exhibit
Number

(2)               None.

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

(10)(a)           Form of Bonus Termination Agreement between the
                  Company and certain of its executive officers dated as of May 1, 2001.

(10) (b)          Schedule of agreements with executive officers.

(10) (c) Form of Amendment Agreement between the Company and certain of its executive officers dated as of May 1, 2001.

(10) (d)          Schedule of agreements with executive officers.

(10) (e)          Letter Agreement dated July 17, 2001.

(10) (f)          Letter Agreement dated June 25, 2001.

(10) (g)          Letter Agreement dated June 29, 2001.

(11)              Not Applicable.

(15)              None.

(18)              None.

(19)              None.

(22)              None.

                                INDEX TO EXHIBITS
Exhibit
Number

(23)              Not Applicable.

(24)              None.

(27)              None.

(99)              None.