Form 10-Q
period 2001-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2001-10-19
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001
                                                 ---------------
                          Commission File Number 1-8036
                                                ------
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
                                      ---       ---
                        September 30, 2001 -- 14,345,405
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                        Page 2
                                      Index

                                Form 10-Q for the
                        Quarter Ended September 30, 2001



                                                                        Page

                                                                       -----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income for the
              Three and Nine Months ended September 30, 2001
              and September 30, 2000                                       3

            Condensed Consolidated Balance Sheets at
              September 30, 2001 and December 31, 2000                     4

            Consolidated Statement of Shareholders' Equity
              at September 30, 2001 and December 31, 2000                  5

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2001
              and September 30, 2000                                       6

            Notes to Consolidated Financial Statements                     7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

    Item 3. Quantitative and Qualitative Disclosure
            about Market Risk                                             18


Part II -   Other Information

   Item 1.  Legal Proceedings                                             19

   Item 6.  Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                20

         Index to Exhibits                                               F-1

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                            Quarter Ended                        Nine Months Ended
                                    Sept. 30, 2001     Sept, 30, 2000     Sept. 30, 2001    Sept. 30, 2000

                                     --------------    --------------     --------------    ---------------
Net sales ........................   $112,900  100%    $105,300   100%    $346,300  100%   $327,600   100%
Cost of goods and services sold ..     84,900   75       80,700    76      256,000   74     246,600    75
                                      --------------   ---------------    ---------------   ---------------
   Gross profit ..................     28,000   25       24,600    24       90,300   26      81,000    25
Selling, general and
   administrative expenses .......     19,400   17       16,500    16       57,700   16      50,900    16
Restructuring (credit) charge.....     (1,700)  (1)          --    --        2,800    1          --    --
Other (income) expense, net ......       (600)  (1)        (200)   --         (900)  --         200    --
                                      --------------    --------------    --------------    --------------
   Operating profit ..............     10,900   10        8,300     8       30,700    9      29,900     9
Interest expense .................      3,300    3        3,200     3       10,400    3       9,600     3
                                      --------------    --------------    --------------    --------------
   Income before income taxes
    and minority interests .......      7,600    7        5,100     5       20,300   6       20,300     6
Provision for income taxes .......      1,700    2          500     1        6,300   2        6,200     2
Minority interests ...............         --   --           --    --          100  --          200    --
                                     --------------    --------------     ---------------    --------------
   Income from consolidated operations  5,900    5%       4,600     4%      13,900   4%      13,900     4%
                                                 ---              ---               ---                ---
Equity in net income of
   affiliated companies ..........         --                --                500              800
                                     --------          --------           ---------         --------
     Net income ..................  $   5,900          $  4,600           $ 14,400         $ 14,700
                                     --------          --------           ---------         --------
Net income per share:

     Basic ......................   $     .41          $   0.32           $   1.00         $   1.02
     Assuming dilution ...........  $     .41          $   0.32           $   1.00         $   1.02
                                     --------          --------           ---------         --------

Average common shares outstanding      14,343            14,337              14,333          14,437
Average shares assuming dilution       14,353            14,337              14,346          14,439

See accompanying notes to consolidated financial statements.


West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   Unaudited
                                                   Sept. 30,         Dec. 31,
                                                     2001              2000
                                                   ---------         --------
ASSETS
Current assets:
    Cash, including equivalents ................   $ 41,600         $ 42,700
    Accounts receivable ........................     75,000           60,900
    Inventories ................................     42,400           41,000
    Income tax refundable.......................      4,500            7,700
    Current deferred income tax benefits .......      8,800            7,700
    Other current assets .......................     10,900           13,100
                                                   --------         --------
Total current assets ...........................    183,200          173,100
                                                   --------         --------
Net property, plant and equipment ..............    241,400          235,800

Investments in affiliated companies ............     20,200           22,000
Goodwill .......................................     50,000           52,400
Prepaid pension asset...........................     46,500           40,200
Deferred charges and other assets ..............     17,700           18,000
Other assets....................................     17,500           15,900
                                                   --------         --------
Total Assets ...................................   $576,500         $557,400
                                                   --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ..........   $    500         $    500
    Notes payable ..............................     24,000            3,100
    Accounts payable ...........................     24,000           27,600
    Accrued expenses:
      Salaries, wages, benefits ................     16,400           11,300
      Income taxes payable .....................      5,900            7,200
      Restructuring costs.......................      3,900            4,200
      Deferred income taxes.....................      1,900            1,900
      Other ....................................     24,100           23,500
                                                   --------         --------
Total current liabilities ......................    100,700           79,300
                                                   --------         --------
Long-term debt, excluding current portion           195,400          195,800
Deferred income taxes ..........................     51,000           51,000
Other long-term liabilities ....................     24,300           25,500
Minority interests .............................      1,000            1,000
Shareholders' equity ...........................    204,100          204,800
                                                   --------         --------
Total Liabilities and Shareholders' Equity         $576,500         $557,400
                                                   --------         --------
See accompanying notes to consolidated financial statements

West Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
(in thousands)

                                                         Capital in                 Other
                                                Common    excess of   Retained  comprehensive   Treasury
                                                Stock     par value   Earnings  income (loss)    stock      Total
                                               -------------------------------------------------------------------

Balance, December 31, 2000                     $ 4,300    $ 32,100     $269,800  $ (14,500)   $ (86,900) $ 204,800

Net income                                                               14,400                             14,400

Shares issued under stock plans                               (500)                               1,300        800

Shares repurchased                                                                                 (100)      (100)

Cash dividends declared                                                  (7,900)                            (7,900)

Foreign currency translation adjustment                                             (7,500)                 (7,500)

Fair value of financial instruments adjustment                                        (400)                   (400)
                                               --------------------------------------------------------------------

Balance, September 30, 2001                    $ 4,300    $ 31,600     $276,300  $ (22,400)   $ (85,700) $ 204,100
                                               --------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                          Nine Months Ended
                                                         Sept. 30,   Sept. 30,
                                                           2001        2000
                                                         --------    --------
Cash flows from operating activities:

   Net income........................ ..........        $ 14,400    $  14,700
   Depreciation and amortization................          27,800       28,000
   Other non-cash items, net....................          (6,700)     (11,200)
   Changes in assets and liabilities ...........         (14,800)       4,600
                                                         --------    --------
Net cash provided by operating activities ......          20,700       36,100
                                                         --------    --------
Cash flows from investing activities:

   Property, plant and equipment acquired ........       (34,900)     (42,300)
   Proceeds from sale of assets ..................         3,100          400
   Payment for acquisitions, net of cash acquired.            --       (2,000)
   Customer advances, net of repayments ..........        (2,600)        (800)
                                                         --------    --------
Net cash used in investing activities .............      (34,400)     (44,700)
                                                         --------    --------
Cash flows from financing activities:

   Net borrowings under revolving
     credit agreements ............................       21,200       40,700
   Repayment of other long-term debt ..............         (300)     (15,500)
   Dividend payments ..............................       (7,700)      (7,400)
   Sale of common stock, net ......................          800          600
   Purchase of treasury stock .....................         (100)     (10,700)
                                                         --------    --------
Net cash provided by financing activities..........       13,900        7,700
                                                         --------    --------
Effect of exchange rates on cash ..................       (1,300)      (2,800)
                                                         --------    --------
Net(decrease)in cash, including equivalents........      $(1,100)    $ (3,700)
                                                         --------    --------
See accompanying notes to consolidated financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

The interim consolidated financial statements for the nine-month period ended September 30, 2001 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(The Company), appearing in the Company's 2000 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

     1. Interim Period  Accounting Policy
        ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet and Consolidated Statement of Shareholders Equity as of September 30, 2001 and the related unaudited Consolidated Statements of Income for the three and nine-month periods then ended, and the unaudited Condensed Consolidated Statement of Cash Flows for the nine-month period then ended and for the comparative period in 2000 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain items have been reclassified to conform to current classifications. In particular, freight charge reimbursements are reported as net sales and freight expenses are reported as costs of goods and services sold, rather than reported on a net basis. The impact of the reclassification of the freight expenses increased previously reported third quarter and nine-months 2000 sales and cost of goods and services sold by $800 and $2,700, respectively, with no impact on gross profit.

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

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


     In the third quarter of 2001, the Company recorded a net restructuring credit of $1.7 million related to the sale of a Puerto Rico manufacturing plant held for sale from the 2000 restructuring program. Excluding the restructuring item, the effective tax rate for the third quarter of 2001 was 30.6%.

     The estimated 2001 full-year effective tax rate is 34.5% compared to the 36% used in the first six months of 2001. Full year 2001 includes a $1.6 million tax benefit resulting from the restructuring charge taken in the second quarter 2001.

     In the third quarter of 2000, a net $1.6 million tax benefit was recorded in response to a change in German tax laws. Excluding this non-recurring tax benefit, the effective tax rate for the third quarter of 2000 was 41.5%, which included the impact of increasing the estimated full-year tax rate to 38.5%.

     The change in estimated tax rates in both years was made in response to the Company's then current projected geographic mix of income. Excluding unusual items, the full year effective tax rate in 2000 was 36.4%.


2. Inventories at September 30, 2001 and December 31, 2000 are summarized as follows:

                                      9/30/01     12/31/00
                                      -------     --------
                Finished goods        $15,500      $17,300
                Work in process        10,400        9,400
                Raw materials          16,500       14,300
                                      -------      -------
                                      $42,400      $41,000
                                      -------      -------
                                      -------      -------

                                                                        Page 9
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

3. The summary of property, plant and equipment at September 30, 2001 and December 31, 2000 is presented in the following table:

                                              9/30/01   12/31/00
                                             --------   --------
             Property, plant and equipment   $531,000   $521,400

             Less accumulated depreciation
              and amortization ..........     289,600    285,600
                                             --------   --------
             Net property, plant
              and equipment .............    $241,400   $235,800
                                             --------   --------
                                             --------   --------

4. For the three and nine months ended September 30, 2001 and 2000, the Company's comprehensive income (loss) is as follows:

                                      Three Months Ended     Nine Months Ended
                                     9/30/01     9/30/00    9/30/01     9/30/00
                                     --------   --------   --------    --------
        Net income .............     $ 5,900    $  4,600   $ 14,400    $ 14,700
        Foreign currency
         translation adjustments       6,900      (5,100)    (7,500)     (9,300)
        Fair value adjustment on
         derivative financial
         instruments                    (200)         --       (400)         --
                                     --------    --------   --------    --------
        Comprehensive (loss)income   $12,600    $   (500)   $ 6,500    $  5,400
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------

     The Company adopted Financial Accounting Standards Statement No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, on January 1, 2001. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of a hedging transaction is generally matched with the recognition of the item or risk being hedged. At the adoption date the Company had four interest rate swap agreements in effect and recorded a $300 charge to other comprehensive income. The swaps hedge cash flow risk associated with interest payments on variable rate debt. This charge increased to $400 at September 30, 2001 reflecting the maturity of three of the swap agreements and current market valuations on the remaining swap. Amounts recorded in comprehensive income are recognized in net income in the period when the hedged interest payment affects net income.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)



5. Net sales to external customers and operating profit (loss) by operating segment for the three and nine months ended September 30, 2001 and September 30, 2000 are as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
        Net Sales:                       2001       2000       2001       2000
        ----------                   --------   --------   --------   --------
        Device product development   $ 91,700   $ 87,600   $281,500   $276,100
        Contract services ........     19,400     17,400     59,800     50,800
        Drug delivery research
          and development ........      1,800        300      5,000      1,000
        Corporate and unallocated.          -          -          -       (300)
                                     --------   --------   --------    --------
        Consolidated Total .......   $112,900   $105,300   $346,300   $327,600
                                     --------   --------   --------    --------
                                     --------   --------   --------    --------



                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
      Operating Profit (Loss):         2001        2000        2001        2000
      --------------------------   --------    --------    --------    --------
      Device product development   $ 15,800    $ 16,000    $ 52,300    $ 56,200
      Contract services ........        300      (2,000)        600      (9,400)
      Drug delivery research
        and development ........     (1,400)     (2,600)     (4,000)     (7,300)
      Corporate and unallocated      (3,800)     (3,100)    (18,200)     (9,600)
                                   --------    --------    --------    --------
      Consolidated Total .......   $ 10,900    $  8,300    $ 30,700    $ 29,900
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------

          Corporate and unallocated items include a third quarter 2001 restructuring credit of $1,700 resulting from the sale of a facility held for sale from the 2000 restructuring. For the nine months ended September 2001 corporate and unallocated items include net restructuring charges totaling $2.8 million.

          Compared with December 31, 2000, there were no material changes in the amount of assets as of September 30, 2001 for any operating segment.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)



6. Common stock issued at September 30, 2001 was 17,165,141 shares, of which 2,819,736 shares were held in treasury. Dividends of $.18 per common share were paid in the third quarter of 2001 and a dividend of $.19 per share payable November 7, 2001 to holders of record on October 24, 2001 was declared on October 5, 2001.

7. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,500 at September 30, 2001 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

8. In the third quarter of 2001, the Company recorded a pre-tax restructuring credit of $1,700 related to the sale of a Puerto Rico manufacturing facility held for sale from the 2000 restructuring program.

          In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $4,500. The charge consists of severance, post-employment medical coverage and outplacement costs, resulting from the elimination of 25 senior and mid-level management positions. The remaining balance of this accrual at September 30, 2001 was $1,900. Under the restructuring plan, cash payments for severance and outplacement costs will be completed within two years and medical coverage for select members will continue through 2008.

          In 2000, the Company recorded a pre-tax restructuring charge of $20,800, consisting of $16,900 of goodwill and asset write-downs to estimated net realizable value and a $3,900 accrual for severance, benefits and asset disposal costs. The restructuring initiatives included personnel reductions affecting approximately 180 employees. As of September 30, 2001, the severance accrual balance was $1,400, reflecting the closure of the site management office, the closure of a packaging plant in Puerto Rico, and other personnel reductions. The remaining accrual relates primarily to the Company's plastic manufacturing plant in Puerto Rico, which ceased operations and began severance payments in the third quarter of 2001.

Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods.
-------------------------------

Net Sales
---------
Net Sales for the third quarter of 2001 were $112.9 million compared to $105.3 million reported in the third quarter of 2000. At constant exchange rates, sales for the third quarter 2001 increased 9% versus the prior year quarter.

Third quarter 2001 sales for the Device Product Development segment, which represents 81% of total revenue, were $91.7 million, a $4.1 million or 5% increase from prior year reported sales of $87.6 million. At constant exchange rates, sales increased by 6%. Continued strength in international markets resulted in 7% sales growth at constant exchange rates. Domestic markets also had a strong quarter with sales increasing 6% from the prior year quarter.

Contract Services segment sales were $19.4 million, $2 million, or 12% above third quarter 2000 levels. The sales increases for this segment were driven primarily by new customers in the contract manufacturing and packaging unit, as this unit continues to recover from the prior year's lower demand for outsourced services.

The Drug Delivery Research and Development segment had revenues of $1.8 million, a $1.5 million increase from the prior year quarter. The increased revenues resulted primarily from the licensing of West's Chysis TM technology for use in a nasal flu vaccine.

Net sales for the nine months of 2001 were $346.3 million, 6% higher than sales in the same period of 2000 and 8% higher at constant exchange rates. Excluding exchange rate variances, Device Product Development sales were 5% higher led by strong results in international markets. Year-to-date Contract Services segment sales increased by 18% over the prior year, reflecting the recovery of the contract manufacturing and packaging unit. Drug Delivery segment revenues increased to $5.0 million in the nine month 2001 period, as compared to $1.0 million in the prior year period, benefiting primarily from the Chysis TM technology license and progress on the nasal morphine project.

Gross Profit
------------
The third quarter 2001 consolidated gross margin was 24.8%, compared with 23.5% in 2000. The improvement in margins reflects the recovery of the contract manufacturing and packaging unit of the Contract Services segment, which is generating positive gross margins in 2001 versus below breakeven results in 2000. Increased revenues in the Drug Delivery segment were also a factor in the gross margin improvement. These factors were partially offset by decreased margins in the Device Product Development segment reflecting higher labor costs and production inefficiencies, primarily in Europe, resulting from strained product capacity levels and plant expansion activities. The plant expansion activities are scheduled to be completed in phases during 2002 through 2003 and should alleviate these production inefficiencies.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------

The consolidated gross profit margin for the nine-month period was 26.1% compared with 24.7% in the same period of 2000. The same factors that influenced the quarter comparisons affect the nine-month comparisons.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $2.9 million (18%) as compared with the third quarter of 2000. The major contributors to the increase include a reduction of income from pension assets, higher incentive compensation costs, and the costs associated with the Company's e-West business systems initiative.

For the nine-month period ending September 30 2001, selling, general and administrative expenses increased by $6.8 million versus the prior year. Lower pension income, higher stock-price and incentive based compensation expenses resulting from improved earnings, costs associated with the Company's e-West business systems initiative, and strategic review costs more than offset the positive benefits of the restructuring cost savings achieved in the Contract Services segment and the favorable impact of foreign exchange rates on non-U.S. dollar expenses.

Restructuring charge
--------------------

In the third quarter of 2001, the Company recorded a pre-tax restructuring credit of $1.7 million related to the sale of a Puerto Rico manufacturing facility held for sale from the 2000 restructuring program.

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

Other (income) expense
----------------------
Other (income) expense consists principally of interest income on investments, foreign exchange transaction items, and miscellaneous equipment sales. Third quarter 2001 other income exceeded the prior year quarter, principally due to a prior year equipment loss and current period foreign exchange transaction gains versus prior period losses. The nine-month 2000 period contains higher foreign exchange losses connected with the tax reorganization of the Company's European affiliates, the equipment loss, and costs related to a one-time environmental action in Brazil.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------


Interest Expense
----------------
Interest expense was approximately equal to the third quarter of 2000, as higher debt levels were offset by decreases in the third quarter interest rates on the Company's revolving credit facility. For the nine-month period, interest expense exceeded the prior year by $.8 million. The increase in 2001 debt levels reflects the high level of capital spending relative to lower cash flows from operations.

Provision for income taxes
--------------------------
In the third quarter of 2001, the Company recorded a net restructuring credit of $1.7 million related to the sale of a Puerto Rico manufacturing plant. Excluding the restructuring item, the effective tax rate for the third quarter of 2001 was 30.6%.

The estimated 2001 full-year effective tax rate is 34.5% compared to the 36% used in the first six months of 2001. Full year 2001 includes a $1.6 million tax benefit resulting from the restructuring charge taken in the second quarter 2001.

In the third quarter of 2000, a net $1.6 million tax benefit was recorded in response to a change in German tax laws. Excluding this non-recurring tax benefit, the effective tax rate for the third quarter of 2000 was 41.5%, which included the impact of increasing the estimated full-year tax rate to 38.5%.

The change in estimated tax rates in both years was made in response to the Company's then current projected geographic mix of income. Excluding unusual items, the full year effective tax rate in 2000 was 36.4%.

Equity in net income of affiliated companies
--------------------------------------------
The contribution to earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, and the Company's Mexican affiliates was negligible in both the current and prior year quarter. For the nine-month period, Daikyo's results trail the prior year, principally due to higher depreciation and other costs connected with a recently completed plant upgrade.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------

Net Income
----------
Net income for the third quarter of 2001 was $5.9 million, or $.41 per share, compared to $4.6 million, or $.32 per share in the third quarter 2000. Net income for the 2001 third quarter includes a $1.7 million or $.12 per share restructuring credit on the sale of a Puerto Rico manufacturing plant held for sale from the 2000 restructuring program. Third quarter 2000 net income includes a $1.6 million, or $.11 per share, one-time tax benefit. Excluding these non-recurring items, net income was $4.2 million, or $.29 per share, in the 2001 quarter, compared to $.21 per share in the prior year. Average common shares outstanding were 14.3 million in both periods.

For the nine-month period, 2001 net income was $14.4 million, or $1.00 per share compared to $14.7 million or $1.02 per share. Net income for the 2001 period includes an $.08 per share net restructuring charge. In the 2000 period, net income included an $.11 per share one-time tax benefit. Excluding these items, net income per share was $1.08 per share, compared to $.91 per share in the prior year. Average common shares outstanding for the nine-month period of 2001 were 14.3 million, compared with 14.4 million in 2000.

FINANCIAL CONDITION
-------------------
Working capital at September 30, 2001 was $82.5 million compared with $93.8 million at December 31, 2000. The working capital ratio at September 30, 2001 was 1.8 to 1. Accounts receivable increased significantly, reflecting the increase in third quarter 2001 sales levels versus fourth quarter 2000. Days sales outstanding increased slightly since the prior year. Cash flows from operations are lower than prior year nine month results, largely as a result of the lower fourth quarter 2000 sales levels.

For the nine-month period, capital spending was $34.9 million, primarily for facility expansions at two European plants, equipment upgrades in the Device Product Development segment, and costs associated with an enterprise resource planning initiative. Full year 2001 capital spending is projected to be approximately $53 million. The Company paid cash dividends totaling $7.7 million ($0.54 per share) during the nine months of 2001.

Debt as a percentage of total invested capital at September 30, 2001 was 51.7% compared with 49.2% at December 31, 2000. Total debt increased $21 million to $220 million. The increase in debt resulted from capital spending and dividend payments in excess of operating cash flows. Total shareholder's equity was $204.1 million at September 30, 2001 compared to $204.8 million at December 31, 2000.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet future cash flow requirements.

Accounting Changes
------------------
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended, on January 31, 2001. This accounting standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value as of the balance sheet date. The change in fair value of a derivative designated and qualified as part of a hedging transaction is generally matched with the recognition of the items being hedged. At the adoption date, the Company had four interest rate swap agreements in effect and recorded a $0.3 million charge to other comprehensive income. The swaps hedge cash flow risk associated with interest payments on variable rate debt. This charge increased to $0.4 million at September 30, 2001 reflecting the maturity of three of the swap agreements and current market valuations. Amounts recorded in comprehensive income are recognized in net income in the period when the hedged interest payment affects net income.

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

SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives will be tested for impairment on at least an annual basis. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS 142 on January 1, 2002, and expects an impairment loss associated with the contract services segment to arise due to the initial application of this statement. Management is continuing to assess the provisions of this statement to determine the ultimate impact on the Company's consolidated results of operations and financial position. Annual goodwill amortization in 2001 will be approximately $2 million.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows. This loss is included in income from continuing operations before income taxes. SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. SFAS 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity. The statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. The statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position.

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

Forward-Looking Information
---------------------------
Certain statements in this report, including management's discussion and analysis, that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including but not limited to
(1)sales demand, (2) the timing and success of customers' projects, (3) competitive pressures, (4) the strength or weakness of the U.S. dollar, (5) inflation, (6) the cost of raw materials, (7) continued cost-improvement programs, (8) statutory tax rates and (9) significant asset dispositions. The Company does not intend to update these forward-looking statements.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three and Nine Months ended September 30, 2001
----------------------------------------------------------------------------
versus Comparable 2000 periods(continued).
------------------------------------------



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

Part II - Other Information

     Item 1.               Legal Proceedings
                           -----------------
                           None.


     Item 6.               Exhibits and Reports on Form 8-K
                           --------------------------------
               (a) See Index to Exhibits on pages F-1 and F-2 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended September 30, 2001.

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

                                    WEST PHARMACEUTICAL SERVICES,INC.
                                    -----------------------------------
                                    (Registrant)

                                         Linda R. Altemus
October 19, 2001                   /s/ -------------------------------------
Date                                Vice President, Finance and Administration

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

(10)(a) Fourth Amendment dated as of July 13, 2001 to a Credit Agreement dated July 26, 2000 among the Company, the direct and indirect subsidiaries of the Company listed on the signature pages thereto, the several banks and other financial institutions parties to the Credit Agreement and PNC Bank, National Association, as Agent for the Banks.

(11)      Not Applicable.

(15)      None.

(18)      None.

(19)      None.

(22)      None.

(23)      Not Applicable.

(24)      None.

(27)      None.

(99)      None.