Form 10-K
period 2001-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2002-03-28
CIK 105770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                ----------------
                          Commission File Number 1-8036
                                    ---------
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

     Securities registered pursuant to Section 12(g) of the Act:      None
                                                                      ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      --- ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2002, the Registrant had 14,419,590 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $432,587,700.

Exhibit Index appears on pages F-1, F-2, F-3 and F-4.

                       DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------

Documents  incorporated  by reference:  1) portions of the  Registrant's  Annual
Report to Shareholders for the Company's 2001 fiscal year (the "2001 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART 1

Item 1.  Business

West Pharmaceutical Services, Inc. (the Company) applies value-added technologies to the process of bringing new drug therapies and healthcare products to global markets. The Company's technologies include drug formulation research and development, clinical research and laboratory services, and the design, development, and manufacture of components and systems for dispensing and delivering pharmaceutical, healthcare, and consumer products.

During 2001 the Company consolidated operations into two operating segments:

1) the Pharmaceutical Systems segment (consisting of four regional business units serving global markets) designs, manufactures and sells stoppers, closures, medical device components and assemblies made from elastomers, metal, and plastics and provides contract laboratory services for testing injectable drug packaging.

2) the Drug Delivery Systems segment (consisting of two business units) identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. This segment also provides clinical research for Phase I, II and III studies and clinical and marketing research services mostly for consumer products organizations.

As of December 31, 2001, the Company and its subsidiaries had 3,960 employees.

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


                         Pharmaceutical Systems Segment
                           Principal Products/Services
                          ----------------------------


Pharmaceutical Stoppers
-----------------------
The Company is the world's largest independent manufacturer of rubber stoppers for sealing injectable drug vials and other pharmaceutical containers. Several hundred proprietary rubber formulations are molded from natural rubber and synthetic elastomers into a variety of stopper sizes, shapes, and colors. The stoppers are used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs and solutions to assure the integrity of these solutions during the product's approved shelf life.

Most stopper formulations are specially designed to be compatible with a given drug so that the drug will remain safe and effective during storage. New elastomeric components must be tested with each drug solution to show that ingredients do not leach into the customer's product or affect the drug's potency, sterility, effectiveness, color or clarity. The Company's laboratories conduct tests to determine the compatibility of its rubber stoppers with customers' drugs and, in the United States, file formulation information in its Drug Master File with the Food and Drug Administration in support of customers' new drug applications.

Rubber stoppers are usually washed, sterilized and subject to other pre-use processes by the customer or a third-party before they are fitted on the filled container. The Company has introduced a value-added line of stoppers that are pharmaceutically pre-washed and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also developing a line of pre-sterilized stoppers that can be introduced directly into customers' sterile drug-filling operations.

Metal Seals
-----------
The Company also offers a broad line of aluminum seals in various sizes, shapes, and colors that help its customers differentiate and distinguish its drug solutions. The seals are crimped onto glass or plastic pharmaceutical containers to hold the rubber stoppers securely in place. The top of the aluminum seals often contains tamper-evident tabs or plastic covers, which must be removed before the drug can be withdrawn.

Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper. In recent years, the Company has upgraded production processes for metal seal manufacturing, clearly bringing them to state-of-the-art capability.

Other Products
---------------
Other products for the pharmaceutical industry include:

      *   Products used in the packaging of non-injectable  drugs such as rubber
          dropper   bulbs,    plastic    contraceptive   drug   packages,    and
          child-resistant and tamper-evident plastic closures,

      * Plastic systems used for lyophilized drug reconstitution and delivery, which are molded and fabricated in a clean room environment,

      * Plastic containers, bottles, and closures for the consumer and medical device and diagnostic markets,

      * Elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, hubs, and needle covers,

      * Blood-sampling system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices,

      *   Components for IV Sets, and

      *   Disposable infant nursers and individual nurser components.

The Company also makes closures for food and beverage processors, focusing its efforts on multiple-piece closures that require high-speed assembly.

Services
--------
In 1998, the Company established the contract laboratory services business, which provides testing services to analyze customers' drug product packaging and its interaction with drug product. Services offered include extractables and leachables testing, method development and validation, stability testing for extractables and active substances, moisture analysis of closures, quantification of closure surface silicone, and other custom services. The Company's laboratory complies with applicable Good Manufacturing Practice (GMP) standards, is FDA registered, and is also approved for handling DEA type I-IV products.

Product Development
-------------------
The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering staffs are responsible for product and tooling design and testing and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. Approximately 95 professional employees were engaged in these activities in 2001. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were approximately $10.0 million in 2001, $9.6 million in 2000, and $9.3 million in 1999, net of cost reimbursements by customers.


                         Drug Delivery Systems Segment
                         ------------------------------
Drug Delivery
-------------
Since 1993, the Company has been developing proprietary drug delivery systems for various drug and biological products for which alternative methods and routes of administration might improve therapeutic performance or the cost effectiveness of the therapy. In furtherance of that effort, in 1998 the Company completed the acquisition of DanBioSyst UK Ltd (DBS), a research and development company located in Nottingham, England. DBS was re-named West Pharmaceutical Services Drug Delivery & Clinical Research Center, LTD. in 1999 and its operations integrated with the Company's Lionville based drug delivery operations to form a new operating segment, Drug Delivery Research and Development.

West Drug Delivery engages in both independent and client-funded research to develop unique delivery technologies, patenting these where possible, and, subject to any rights granted or ceded in connection with client funding, retains the rights to exploit the patented technology. West Drug Delivery has patents or patent applications covering a range of delivery technologies for various routes of administration, including nasal, oral, parenteral, pulmonary, rectal and vaginal. West Drug Delivery then seeks to license the technologies to pharmaceutical companies for use in combination with their drug products. Alternatively, West will develop unique versions of generic drug products, which incorporate its proprietary delivery technologies, and then seek development and marketing partners or licensees for the resulting products. West Drug Delivery also maintains laboratory capabilities that support client and internal development projects. Research and development expenditures for the drug delivery business unit were $7.8 million in 2001, $7.5 million in 2000 and $4.9 million in 1999.

In 2001, West Drug Delivery's efforts were focused on: client-funded projects; on the further development of proprietary formulations of the drugs morphine, calcitonin, insulin, flu vaccine, and leuprolide, all using the Company's patented chitosan-based nasal delivery system (ChiSysTM) ; and on the development of a proprietary formulation of budesonide (a steroid) using the Company's TargitR system, an orally administered, specially coated, starch capsule system designed to bypass normal digestion and deliver the drug to the colon for local and systemic effect. The nasal morphine product was licensed to a third party for further development in 2000 and phase II clinical trials for nasal morphine were completed in 2001. The ChiSysTM technology was licensed to a third party for delivery of a flu vaccine in 2001; phase II clinical trials for the nasal flu vaccine were also completed in 2001. Phase I trials for nasal leuprolide, nasal insulin, and TargetR budesonide were also completed in 2001.

Clinical Services
-----------------
The Company entered into the clinical services market with its April 1999 acquisition of the Clinical Services division of Collaborative Clinical Research, Inc. Clinical Services operates two distinct divisions and performs as a business unit within the Drug Delivery Systems segment. The two business divisions, which are described more fully below, are: a Phase I-through-IV Clinical Trial research facility (the "GFI Research Center"); and a clinical research organization (CRO) that conducts marketing and clinical research studies for customers' prescription drugs, consumer products, and over-the-counter (OTC) switch projects.

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

West Consumer Healthcare Research (WCHR) is a niche CRO serving the biotech and pharmaceutical industries. WCHR conducts a unique blend of marketing research and clinical research "under one roof." These services include Phase III, Phase IV, Rx-to-OTC switch work and specialty work in naturalistic studies including label and package insert comprehension, consumer self-selection, self-diagnosis, and actual use studies. In addition, WCHR performs claims substantiation studies, experience trials, volumetric forecasting on IND drugs, and other unique and customized research solutions that include clinical and/or marketing research objectives. The Company has access to market research sites and clinical sites across the United States and utilizes a central medical operations group comprised of nurses and physicians for many of its studies.

Clinical Services' contracts provide a fixed price for each component or service delivered. The ultimate contract value depends on such variables as the number of research sites selected, the number of patients enrolled and other services required by sponsors. These contracts range in duration from several months up to two years. As services are performed over the life of the contract, revenue is earned under the percentage-of-completion method utilizing units of delivery. Costs associated with contract revenue are recognized as incurred. Cash flows vary with each contract, although generally a portion of the contract fee is paid at the time the trial begins, with the balance paid as pre-determined contract milestones are satisfied. Pre-payments received are recorded as a liability under "deferred revenue" until work has been completed and revenue has been earned. Generally, sponsors may terminate a contract with the Company with or without cause. In the event of termination, the Company is entitled to payment for all work performed through the termination date and for costs associated with termination of the study.

                              Recent Developments
                              -------------------

The Company has taken steps to expand its product offerings and improve the competitiveness of each of its operating segments.

In November 2001, the Company sold all the operating assets of its contract manufacturing and packaging business unit to DPT Lakewood, Inc., an affiliate of DPT Laboratories, Ltd. and DFB Pharmaceuticals, Inc. The sales price totaled $29.8 million, consisting of $28 million of cash and a $1.8 million note due in 2003. The sale resulted in a net loss of $25.2 million, or $1.76 per share. The balance of the proceeds received was used to repay outstanding debt. Following the sale, the Company announced that it had consolidated its operations into two segments: Pharmaceutical Systems and Drug Delivery Systems.

In 2001, the Company recorded a net restructuring charge of $2.9 million. The charge consisted of a restructuring provision of $4.9 million relating principally to the termination of approximately 25 mid-and senior level management positions, and a $2.0 million adjustment related to the sale of a Puerto Rico plastic device manufacturing facility held for sale from the 2000 restructuring program.

In 2000, the Company recorded a restructuring charge of $15.0 million. This charge covered a $9.2 million goodwill write-down to the site management organization of the clinical services business unit, a $2.7 million reduction to the estimated net realizable value of a plastic device manufacturing plant in Puerto Rico, and $3.1 million of accrued severance, benefit, and asset disposal costs.

Also, in 2000, the Company recorded $5.8 million of restructuring charges in connection with its contract manufacturing and packaging operations. This charge consisted of a $5.0 million reduction to the estimated net realizable value of assets to be sold and $0.8 million of accrued severance, benefit, and asset disposal costs. These costs are recorded as part of discontinued operations.

In 1999, the Company changed its business plan with respect to its plastics strategy concerning future market demands and total capacity requirements. As a result, the Company reversed a portion of its 1996 restructuring reserve pertaining to its Puerto Rico facility and wrote off the assets associated with a proprietary plastic product line that had not gained market acceptance.


                                  Order Backlog
                                 --------------

Pharmaceutical Systems orders on hand at December 31, 2001, were approximately $105 million, compared with approximately $92 million at the end of 2000. Firm orders on hand include those placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

Drug Delivery Systems segment backlog, which is primarily related to the clinical services business unit, consists of signed contracts yet to be completed. Contracts included in backlog are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of future results. Delayed contracts remain in the Company's backlog until cancelled. As of December 31, 2001, the Drug Delivery Systems segment backlog was $4.1 million; at December 31, 2000 the backlog was $6.5 million.

                                 Raw Materials
                                 --------------

The Company uses three basic raw materials in the manufacture of its device products: elastomers, aluminum, and plastic. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future.

The Company is pursuing a supply chain management strategy, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by the Company. In some cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. This strategy increases the risks that the Company's supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.

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

The Company believes its drug delivery development capabilities will play an increasingly important role in the future. The drug delivery business unit has a growing portfolio of patented technologies, which is critical to the Company's success because a significant amount of future income is expected to be derived from licensing this technology to customers.

                                 Major Customers
                                -----------------

The Company provides manufactured device components and/or contract services to major pharmaceutical, biotechnology and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides clinical research and market research services to full service contract research and consumer product organizations. The Company distributes its products and services primarily through its own sales force but also uses regional distributors in the United States and in the Asia/Pacific region.

Becton Dickinson and Company ("BD") accounted for approximately 13% of the Company's 2001 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD's disposable and pre-filled syringes and blood sampling and analysis devices. The Company expects to continue as a major BD supplier.

Excluding BD, the next ten largest customers accounted for approximately 30% of the Company's consolidated net sales in 2001 but no one of these customers accounted for more than 4% of 2001 consolidated net sales.

                                   Competition
                                   ------------

The Company competes with several companies, some of which are larger than the Company, across its major Pharmaceutical Systems product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, the Company believes that it supplies a major portion of the U.S. market requirements for pharmaceutical elastomer and metal packaging components and has a significant share of the European market for these components.

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

                            Environmental Regulations
                            -------------------------

The Company does not believe that it will have any material expenditures relating to environmental matters other than those discussed in the Note "Commitments and Contingencies" of Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated herein by reference.

                                  International
                                 ---------------

The Note "Affiliated Companies" and the Note "Segment Information" of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders are incorporated herein by reference.

The Company believes that its international business does not involve a substantially greater business risk than its domestic business. Although financial crises have been evident at various times during recent years in the Asia/Pacific region and in major markets in South America and have at times resulted in a decline in demand for the Company's products in these regions, direct sales to customers in these markets have historically not been significant. In 2001, such sales represented less than 11% of consolidated sales.

The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Notes "Summary of Significant Accounting Policies - Foreign Currency Translation" and "Other Income (Expense)" of Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in the Note "Summary of Significant Accounting Policies - Financial
Instruments" and in the Note "Financial Instruments" of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, incorporated herein by reference.

Item 2.  Properties
         -----------

In the Pharmaceutical Systems operating segment, the Company maintains eight manufacturing plants and two mold and die production facilities in the United States, and a total of eight manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Brazil and Singapore. Contract laboratory services are provided from the Company's Lionville, Pennsylvania facility.

In the Drug Delivery Services operating segment, the Company conducts drug delivery research and development in a leased facility located in Nottingham, England. Clinical research services are provided by West Evansville from leased space in Indianapolis, Indiana and Evansville, Indiana.

The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany, are also used for development activities for device products.

The manufacturing production facilities of the Company are well maintained and are operating generally on a two or three shift basis. The facilities in Germany and France are both being expanded to meet increased customer demand.

The principal facilities in the United States are as follows:

- Approximately 671,000 square feet of owned and 564,000 square feet of leased space in Pennsylvania, Florida, Nebraska, North Carolina, and Indiana.

The principal international facilities are as follows:

- Approximately 531,000 square feet of owned space and 91,000 square feet of leased space in Germany, England, Denmark, France, Spain, and Italy.

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


Item 3.  Legal Proceedings.
         -----------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 4 (a) Executive Officers of the Registrant
           ------------------------------------

The executive officers of the Company at March 28, 2002 were as follows:


Name                       Age    Business Experience During Past Five Years
----                       ---    ----------------------------------------

Joseph E. Abbott           49     Vice President and Corporate Controller since
                                  March 2002 and Corporate Controller since
                                  December 2000.  Previously Director of
                                  Internal Audit.

Linda R. Altemus           50     Vice President and Chief Financial Officer;
                                  Vice President, Finance and Administration from June 2001 to March 2002; Chief
                                  Information  Officer from June 2000 to
                                  June 2001;  Vice President, Management
                                  Information Systems from March 1999
                                  to June 2000 and  Director  Information
                                  Systems from May 1997 to March 1999.

Michael A. Anderson        46     Vice President and Treasurer since June 2001;
                                  Vice President, Finance & Administration  for
                                  Drug Delivery Systems  from  November 1999 to
                                  June 2001; Vice President, Business
                                  Development from April 1997 to October 1999.

George R. Bennyhoff        58     Senior Vice President, Human Resources
                                  and Public Affairs.


Steven A. Ellers           51     Executive Vice President  since  June  2000;
                                  Senior  Vice President and Chief  Financial
                                  Officer  from  March 1998 to June 2000.
                                  Previously Group President.

John R. Gailey III         47     Vice President, General Counsel and Secretary.

Name                       Age    Business Experience During Past Five Years
----                       ---    --------------------------------------

Herbert L. Hugill          54     President  of the  Americas,  Pharmaceutical
                                  Systems  Division since January 2002;
                                  President, Global Sales and Marketing from
                                  May 2001 until January 2002.  Division
                                  President, Clinical Services from November
                                  1999 until May 2001 and General Manager of the Clinical Services Group from April 1999 until November 1999. Previously Mr. Hugill served as Chief Operating Officer of Collaborative Clinical Research, Inc.

William G. Little          59     Chairman of the Board and Chief Executive
                                  Officer, President of the Company until
                                  September 1998.

Donald E. Morel, Jr.       44     President  and  Chief   Operating   Officer
                                  since  May  2001; Division  President, Drug
                                  Delivery  Systems from October 1999 to May
                                  2001;  Group President from April 1998 to
                                  October 1999.   Previously Corporate Vice
                                  President, Scientific Services.

Michael Myers              40     President, Drug Delivery Systems since
                                  December 2001. Previously Dr. Myers was
                                  Executive Vice President, Business Development at Flamel Technologies, Ltd., Washington, DC from 2000 to 2001, and former President, Pharmaceutical Division of Fuisz Technologies,
                                  Ltd., Chantilly,  Virginia  from 1995 to 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange and the high and low prices for the stock for each calendar quarter in 2001 and 2000 were as follows:

            First          Second           Third          Fourth
           Quarter         Quarter         Quarter         Quarter          Year
         High   Low      High    Low      High   Low      High   Low     High   Low
2001    26.16  22.75    27.60   22.80    28.35  23.12    28.30  23.30    28.35  22.75
2000    31.88  23.00    25.50   19.63    23.88  19.63    25.00  20.69    31.88  19.63

As of December 31, 2001, the Company had 1,792 shareholders of record. There were also 2,197 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.17 per share in each of the first three quarters of 2000; $.18 per share in the fourth quarter of 2000 and each of the first three quarters of 2001; and $.19 per share in the fourth quarter of 2001.

Item 6.   Selected Financial Data.
          -----------------------
Information with respect to the Company's net sales, income from continuing operations, (loss) income from discontinued operations, income per share from continuing operations (basic and assuming dilution), (loss) income per share from discontinued operations (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Summary of Operations" of the 2001 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Year-End Financial Position" of the 2001 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.
         ------------------------------------------------------------
The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 2001 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
         --------------------------------------------------------
The information called for by this Item is incorporated by reference to the Notes "Financial Instruments" and "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.
         ---------------------------------------------
The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 2001 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.
         -------------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------
Information called for by this Item is incorporated by reference to "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
None

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.
                -------------------------------------------------------


(a)1.
          The following report and consolidated financial statements, included in the 2001 Annual Report to Shareholders, have been incorporated herein by reference:

          Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2001, 2000 and 1999

          Consolidated Balance Sheets at December 31, 2001 and 2000

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

(a)3.     See Index to Exhibits on pages F-1, F-2, F-3 and F-4 of this Report.

(b)       Reports on Form 8-K

          Current Report on Form 8-K filed on November 20, 2001 announcing the disposition of all assets of West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc.

          Current Report on Form 8-K dated November 30, 2001 (date of earliest event reported), filed on December 17, 2001 including the unaudited pro forma Consolidated Balance Sheet as of September 30, 2001 and unaudited pro forma Consolidated Statements of Income for the year ended December 31, 2000 and the nine months ended September 30, 2001 for West Pharmaceutical Services, Inc. The unaudited pro forma consolidated financial statements reflect the sale of West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc.

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

WEST PHARMACEUTICAL SERVICES, INC.
                                  (Registrant)

By /s/ Linda R. Altemus

-----------------------------------------------
Linda R. Altemus
Vice President and Chief Financial Officer

March 28, 2002
-----------------------------------------------
Date

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



      Signature                                                    Title                                  Date
      ---------                                                   ------                                -------
       /s/ William G. Little                                   Chairman, Director                     March 28, 2002
----------------------------------                             and Chief Executive Officer
William G. Little                                              (Principal Executive Officer)


       /s/    Joseph E. Abbott                                 Vice President and                     March 28, 2002
----------------------------------                             Corporate Controller
Joseph E. Abbott                                               (Principle Accounting Officer)


       /s/    Tenley E. Albright                               Director                               March 28, 2002
-----------------------------------
Tenley E. Albright *


      /s/     Linda R. Altemus                                 Vice President and                     March 28, 2002
-----------------------------------                            Chief Financial Officer
Linda R. Altemus


          /s/ John W. Conway                                   Director                               March 28, 2002
-----------------------------------
John W. Conway*


        /s/  George W. Ebright                                 Director                               March 28, 2002
------------------------------------
George W. Ebright*


       /s/  L. Robert Johnson                                  Director                               March 28, 2002
------------------------------------
L. Robert Johnson*





      Signature                                                 Title                                     Date
      ---------                                                 ------                                   -------

       /s/  William H. Longfield                               Director                               March 28, 2002
--------------------------------------
William H. Longfield*


       /s/  John P. Neafsey                                    Director                               March 28, 2002
--------------------------------------
John P. Neafsey*


         /s/  Anthony Welters                                  Director                               March 28, 2002
---------------------------------------
Anthony Welters*


         /s/  Geoffrey F. Worden                               Director                               March 28, 2002
----------------------------------------
Geoffrey F. Worden*

* By John R. Gailey III pursuant to a power of attorney.


                                INDEX TO EXHIBITS
Exhibit
Number

(3) (a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999 incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

 (3) (b) Bylaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

 (4) Miscellaneous long term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report pursuant to Section (b) (4) (iii) A of Item 601 of Reg S-K. The Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments (File No. 1-8036).

(4) (a) Form of stock certificate for common stock incorporated by reference to Exhibit (4) (a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4) (b) Note Purchase Agreement dated as of April 8, 1999 among the Company and the insurance companies identified on a schedule thereto, incorporated by reference to Exhibit (4)(b) of the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8036).

(4) (c) Credit Agreement, dated as of July 26, 2000 among the Company, the banks identified on a schedule thereto, and PNC Bank, N.A., as agent for the banks (the "Credit Agreement"), incorporated by reference to Exhibit (4) (c) of the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8036).

(4) (c) (1)         First  Amendment  dated as of  September  14,  2000,  to the
                    Credit Agreement.

(4) (c) (2)         Second Amendment  dated as of  November  17,  2000,  to the
                    Credit Agreement.

(4) (c) (3)         Joinder and  Assumption  Agreement  dated as of February 28,
                    2001, with respect to the Credit Agreement.

(4) (c) (4)         Third Amendment dated as of February 28, 2001 to the Credit
                    Agreement.

(4) (c) (5)         Fourth Amendment dated as of July 13, 2001 to the Credit
                    Agreement, incorporated by reference to Exhibit (10) (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number

(4) (c) (6)         Extension  Agreement  dated  as of  January  5,  2001 to the
                    Credit Agreement.

(9)                 None.

(10) (a) Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

(10) (b) First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to Exhibit (10)(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10) (c) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
                    8036).

(10) (d) Amendments to the Long Term Incentive Plan, dated April 30, 1996, incorporated herein by reference to Exhibit (10)(a) of the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10) (d) (1)        Amendment to the Long Term Incentive Plan, Effective October
                    30, 2001.

(10) (e) 1999 Non-Qualified Stock Option Plan for Non- Employee Directors, effective as of April 27, 1999, incorporated by reference Exhibit (10)(c) of to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1- 8036).

(10) (f) Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, Effective October 30, 2001.

(10) (g) Form of Second Amended and Restated Change-in-Control Agreement between the Company and certain of its executive officers dated as of March 25, 2000, incorporated by reference to Exhibit(10)(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10) (g) (1)        Form  of  Amendment  No.1 to  Second  Amended  and  Restated
                    Change- in-Control Agreement dated as of May 1, 2001 between the Company and certain of its executive officers.

(10) (h)            Schedule of agreements with executive officers.

(10) (i) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

Exhibit
Number

(10) (j) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10) (k) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(c) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

(10) (l) Amended and Restated Employment Agreement dated as of March 25, 2000 between the Company and William G. Little, incorporated by reference to Exhibit (10)(a) of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10) (l) (1)        Amendment No.1 to Amended and Restated Employment Agreement,
                    dated as of May 1, 2001, between the Company and William G.
                    Little.

(10) (m) Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective April 1, 2000, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8036).

(10) (n) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to Exhibit(10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10) (o) 1999 Stock-Equivalents Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(p) 1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to Exhibit (10)(y) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

(10)(q) Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc.,
                    West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc., incorporated by reference to Exhibit 2.1 of the Company's Current Report on form 8-K dated November 20, 2001 (File No. 1-8036).

(10)(r)             Side  letter  dated  November  30,  2001,   incorporated  by
                    reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 20, 2001 (File No.1-8036).

Exhibit
Number

(10)(s) Amendment No.1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001.

(11)               Not Applicable.

(12)               Not Applicable.

(13)               Portions of 2001 Annual Report to Shareholders.

(16)               Not applicable.

(18)               None.

(21)               Subsidiaries of the Company.

(22)               None.

(23)               Consent of Independent Accountants.

(24)               Powers of Attorney.

(99)               None.