Form 10-Q
period 2002-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2002-05-08
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended March 31, 2002
                                               --------------

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



                        March 31, 2002 -- 14,422,573
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Index

                                Form 10-Q for the
                        Quarter Ended March 31, 2002



                                                                        Page

                                                                       -----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income for the
              Three Months ended March 31, 2002 and
              March 31, 2001                                               3

            Condensed Consolidated Balance Sheets at
              March 31, 2002 and December 31, 2001                         4

            Consolidated Statement of Shareholders' Equity
              at March 31, 2002 and December 31, 2001                      5

            Condensed Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2002
              and March 31, 2001                                           6

            Notes to Consolidated Financial Statements                     7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

    Item 3. Quantitative and Qualitative Disclosure
            about Market Risk                                             15


Part II -   Other Information

   Item 1.  Legal Proceedings                                             16

   Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17

         Index to Exhibits                                               F-1

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                                  Quarter Ended
                                                        March 31, 2002     March 31, 2001

                                                        --------------     --------------
Net sales ........................................      $103,700  100%     $ 99,300  100%
Cost of goods and services sold ..................        72,300   70        69,800   70
                                                        --------------     --------------
   Gross profit ..................................        31,400   30        29,500   30
Selling, general and administrative expenses .....        20,500   20        18,200   18
Other (income) expense, net ......................        (1,800)  (2)          100    1
                                                        --------------     --------------
   Operating profit ..............................        12,700   12        11,200   11
Interest expense, net.............................         2,400    2         3,300    3
                                                        --------------     --------------
   Income before income taxes
    and minority interests .......................        10,300   10         7,900    8
Provision for income taxes .......................         4,000    4         2,800    3
Minority interests ...............................            --    -           100    -
                                                        --------------     --------------
   Income from consolidated operations............         6,300    6%        5,000    5%
                                                                   ---                ---
Equity in net income of affiliated companies .....           200                300
                                                        --------           --------
   Income from continuing operations..............         6,500              5,300
Earnings (loss) from discontinued operations,
   net of tax.....................................            --                100
Loss on disposal of discontinued operations,
   net of tax.....................................          (400)                --
                                                        --------           --------
   Net income ....................................      $  6,100           $  5,400
                                                        --------           --------
Net income per share:
   Basic
      Continuing operations.......................      $   0.45           $   0.37
      Discontinued operations.....................      $  (0.03)          $   0.01
                                                        --------           --------
                                                        $   0.42           $   0.38
   Assuming Dilution
      Continuing operations.......................      $   0.45           $   0.37
      Discontinued operations.....................      $  (0.03)          $   0.01
                                                        --------           --------
                                                        $   0.42           $   0.38

Average common shares outstanding.................        14,366             14,320
Average shares assuming dilution..................        14,397             14,323

See accompanying notes to consolidated financial statements.


West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     Unaudited
                                                     March 31,         Dec. 31,
                                                       2002              2001
                                                     ---------         --------
ASSETS
Current assets:
    Cash, including equivalents ...................  $ 28,900          $ 42,100
    Accounts receivable ...........................    70,900            61,800
    Inventories ...................................    36,500            34,300
    Income tax refundable..........................     3,700             5,700
    Deferred income tax benefits ..................     2,300             2,400
    Other current assets ..........................    10,100            12,200
                                                      --------         --------
Total current assets ..............................   152,400           158,500
                                                      --------         --------
Property, plant and equipment .....................   465,800           459,500
Less accumulated depreciation and amortization.....   254,200           249,200
                                                      --------         --------
                                                      211,600           210,300

Investments in affiliated companies ...............    19,500            20,800
Goodwill ..........................................    32,100            32,600
Prepaid pension asset..............................    49,400            48,300
Deferred income tax benefits ......................    22,100            21,400
Other assets.......................................    19,600            19,400
                                                      --------         --------
Total Assets ......................................  $506,700          $511,300
                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .............  $ 11,300          $  4,300
    Notes payable .................................     3,700             4,400
    Accounts payable ..............................    22,000            22,600
    Accrued expenses:
      Salaries, wages, benefits ...................    12,900            16,000
      Income taxes payable ........................    11,000             5,400
      Restructuring costs..........................     2,000             2,200
      Deferred income taxes........................     1,500             1,600
      Other .......................................    19,300            18,800
                                                      --------         --------
Total current liabilities .........................    83,700            75,300
                                                      --------         --------
Long-term debt, excluding current portion..........   171,400           184,300
Deferred income taxes .............................    46,800            46,800
Other long-term liabilities .......................    28,200            28,100
Shareholders' equity...............................   176,600           176,800
                                                      --------         --------
Total Liabilities and Shareholders' Equity.........  $506,700          $511,300
                                                      --------         --------

See accompanying notes to consolidated financial statements

West Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
(in thousands)

                                                         Capital in                 Other
                                                Common    excess of   Retained  comprehensive   Treasury
                                                Stock     par value   Earnings  income (loss)    stock      Total
                                               -------------------------------------------------------------------

Balance, December 31, 2001                     $ 4,300    $ 31,600     $254,000  $ (27,400)   $ (85,700) $ 176,800

Net income                                                                6,100                              6,100

Shares issued under stock plans                               (400)                               2,400      2,000

Cash dividends declared                                                  (2,800)                            (2,800)

Foreign currency translation adjustment                                             (5,700)                 (5,700)

Minimum pension liability adjustment                                                   100                     100

Fair value of financial instruments adjustment                                         100                     100
                                               --------------------------------------------------------------------

Balance, March 31, 2002                        $ 4,300    $ 31,200     $257,300  $ (32,900)   $ (83,300) $ 176,600
                                               --------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                           2002        2001
                                                         --------    --------
Cash flows provided by operating activities:
   Income from continuing operations............        $ 6,500     $  5,300
   Depreciation and amortization................          7,900        8,000
   Other non-cash items, net....................         (1,100)      (2,200)
   Changes in assets and liabilities ...........         (6,300)      (9,500)
                                                         --------    --------
Net cash provided by operating activities ......          7,000        1,600
                                                         --------    --------
Cash flows used in investing activities:

   Property, plant and equipment acquired ........       (10,600)    (11,800)
   Customer advances, net of repayments ..........        (1,100)       (200)
                                                         --------    --------
Net cash used in investing activities .............      (11,700)    (12,000)
                                                         --------    --------
Cash flows(used in)provided by financing activities:

   Net borrowings under revolving
     credit agreements ............................       (1,800)         --
   Other long-term debt,net........................       (4,500)       (100)
   Other notes payable, net......... ..............         (100)     11,800
   Dividend payments ..............................       (2,800)     (2,600)
   Sale of common stock, net ......................        2,100         500
                                                         --------    --------
Net cash (used in) provided by financing activities.      (7,100)      9,600
                                                         --------    --------
Net cash used in discontinued operations............          --      (1,900)
                                                         --------    --------
Effect of exchange rates on cash ..................       (1,400)     (2,200)
                                                         --------    --------
Net(decrease)in cash, including equivalents........     $ (13,200)  $ (4,900)
                                                         --------    --------
See accompanying notes to consolidated financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)



The interim consolidated financial statements for the three-month period ended March 31, 2002 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(The Company), appearing in the Company's 2001 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

     1. Interim Period  Accounting Policy
        ---------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet and Consolidated Statement of Shareholders Equity as of March 31, 2002 and the related unaudited Consolidated Statements of Income and the unaudited Condensed Consolidated Statement of Cash Flows for the three month period then ended and for the comparative period in 2001 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain items have been reclassified to conform to current classifications. In particular, interest expense is recorded net of interest income. Interest income was previously recorded in other (income) expense. The impact of the reclassification decreased previously reported first quarter 2001 other (income) expense and decreased interest expense by $400.

     Operating  Expenses
     ------------------
     To better relate costs to benefits received or activity in an interim period, certain operating expenses have been annualized for interim reporting purposes. Such expenses include certain employee benefit costs and annual quantity discounts.

     Income Taxes
     -------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes applicable to prior year adjustments, if any, are recorded as identified.

     In the first quarter of 2002, the Company recorded a pre-tax foreign exchange gain of $1,700. Excluding, this non-recurring item, the effective tax rate for the first quarter 2002 was 35%.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)



2. Inventories at March 31, 2002 and December 31, 2001 are summarized as follows:

                                      3/31/02          12/31/01
                                      -------          --------
                Finished goods        $16,900           $15,700
                Work in process         7,500             6,300
                Raw materials          12,100            12,300
                                      -------           -------
                                      $36,500           $34,300
                                      -------           -------
                                      -------           -------



3. Comprehensive income (loss) for the three months ended March 31, 2002 and March 31, 2001 was as follows:

                                                  Three Months Ended
                                                 3/31/02        3/31/01
                                                 --------       --------
        Net income .........................    $   6,100       $ 5,400
        Foreign currency
         translation adjustments............       (5,700)       (9,900)
        Minimum pension liability
         adjustments........................          100             -
        Fair value adjustment on
         derivative financial instruments...          100          (400)
                                                 --------       --------
        Comprehensive income(loss)..........    $     600       $(4,900)
                                                 --------       --------
                                                 --------       --------

                                                                        Page 9
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


4. Net sales to external customers and operating profit (loss) by operating segment for the three months ended March 31, 2002 and March 31, 2001 are as follows:

                                               Three Months Ended
                                                    March 31
        Net Sales:                             2002            2001
        ----------                           --------       --------
        Pharmaceutical Systems..........    $ 99,100       $ 95,700
        Drug Delivery Systems...........       4,600          3,600
                                             --------       --------
        Consolidated Total .............    $103,700       $ 99,300
                                             --------       --------
                                             --------       --------

                                                Three Months Ended
                                                      March 31
        Operating Profit (Loss):                2002          2001
        -----------------------              --------       --------
        Pharmaceutical Systems..........    $ 20,600       $ 18,300
        Drug Delivery Systems...........      (2,200)        (2,300)
        Corporate and unallocated.......      (5,700)        (4,800)
                                             --------       --------
        Consolidated Total .............    $ 12,700       $ 11,200
                                             --------       --------
                                             --------       --------

          Corporate and unallocated items include a non-recurring foreign exchange gain of $1,700.

          Compared with March 31, 2001, there were no material changes in the amount of assets as of March 31, 2002 for any operating segment.

5. Common stock issued at March 31, 2002 was 17,165,141 shares, of which 2,742,568 shares were held in treasury. Dividends of $.19 per common share were paid in the first quarter of 2002 and a dividend of $.19 per share payable May 1, 2002 to holders of record on April 17, 2002 was declared on March 11, 2002.

6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,400 at March 31, 2002 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)



7. The following table details the activity related to the Company's restructuring reserve which consists of accrued severance and benefit costs:

          Balance, December 31,2001              2,200

          Payments                                (200)
                                                 -----
          Balance, March 31, 2002                2,000


          Reductions to the reserve balance represent severance and benefits payments. The Company expects to complete all payments within the next two years.

8. In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

          At December 31, 2001 the Company was required to hold $4.3 million of the sales proceeds in trust for the repayment of certain debentures, issued by the contract manufacturing and packaging business, that became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $400, net of tax, charge which was included in the loss on disposal of discontinued operations.

9. Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be impairment. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit, and the clinical services business unit. If the fair value of the reporting unit is less than the carrying value, the goodwill or intangible asset is considered impaired. Once impairment is determined, an impairment loss is recognized for the amount that the carrying amount exceeds the fair value. The Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in the first quarter of 2002 as compared to the $300, net of tax, recorded in the prior year quarter. The goodwill balance as of March 31, 2002 was $32,100 as compared to $32,600 as of December 31, 2001. The decrease of $500 is solely the result of foreign currency translation adjustments.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


          The cost and respective accumulated amortization for the Company's intangible assets, mainly patents, was $11,000 and $3,500, respectively, as of March 31, 2002, and $11,200 and $3,300, respectively, as of December 31, 2001. The cost basis of intangibles includes the effects of foreign currency translation adjustments. Intangible amortization expense for the quarter ended March 31, 2002 was $200 and is estimated to be $700 for the full year. Estimated amortization for each of the subsequent five fiscal years will be approximately $700 per year.

          The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month period ended March 31, 2001.

              As reported
                 Income from continuing operations           $5,300
                 Discontinued operations                        100
                                                             ------
                 Net income                                  $5,400
                 Goodwill amortization, net of tax              300
                                                             ------
              As adjusted                                    $5,700


              As reported basic earning per share
                 Continuing operations                       $ 0.37
                 Discontinued operations                     $ 0.01
                                                             ------
                                                             $ 0.38

              As adjusted                                    $ 0.40

              As reported diluted earnings per share
                 Continuing operations                       $ 0.37
                 Discontinued operations                     $ 0.01
                                                             ------
                                                             $ 0.38

              As adjusted                                    $ 0.40

10. During the first quarter of 2002, the Company's Argentina subsidiary recorded a foreign currency translation gain of $1,700 on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso and associated with a repatriation of funds to the United States. The foreign currency gain was subject to both Argentine federal income taxes and US dividend withholding taxes. The devaluation of assets denominated in the Argentine peso totaled $2,700 as of March 31, 2002 and is recorded as a cumulative translation adjustment to shareholder's equity.

Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months ended March 31, 2002
----------------------------------------------------------------------
versus March 31, 2001
-------------------------------

Net Sales
---------
Net sales for the first quarter of 2002 were $103.7 million, a 4% increase over the $99.3 million reported in the first quarter of 2001. At constant exchange rates, sales for the first quarter 2002 increased 7% from the prior year quarter.

First quarter 2002 sales for the Pharmaceutical Systems segment were $99.1 million, a $3.4 million or 4% increase from prior year reported sales of $95.7 million. At constant exchange rates, sales increased by 6%. International markets continued to grow significantly resulting in 8% sales growth at constant exchange rates. Sales in domestic markets increased 4% from the prior year quarter. The increase in both the international and domestic markets is primarily led by demand for pharmaceutical packaging products, including serum and lyo stoppers. This increase is offset slightly by a decline in sales of disposable medical devices in domestic markets.

The Drug Delivery Systems segment had revenues of $4.6 million, a $1.0 million or 28% increase from the prior year quarter. Higher sales of services in the consumer healthcare research unit of the clinical services business unit resulted in an increase in sales of $1.3 million from the prior year. After a difficult year in 2001, the recovery of this business unit is due to increased revenues from consumer response marketing studies. Drug delivery business unit sales are $0.3 million below those in the first quarter of 2001. This decrease is primarily the result of lower revenues from contract research services.

Gross Profit
------------
The consolidated gross margin in the quarter was 30.3%, compared with 29.7% in 2001. The increase in margins is primarily the result of improvements in the Pharmaceutical Systems division. Results in the North America region improved due to positive sales mix, favorable manufacturing variances, and lower raw material costs. The favorable results in North America were offset by decreased margins in Europe, primarily in the U.K., where the Company's plastic device facility is experiencing production delays and lower than anticipated demand for one of its principle products. Drug Delivery Systems segment gross profit was essentially equal to prior year levels, although margins declined slightly due to a lower volume of higher margin contract research services in the drug delivery business unit.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $2.3 million (13%) as compared with the first quarter of 2001. The major contributors to the increase include $1.3 million lower pension income, $1 million increase in information systems costs associated with the Company's e-West business systems initiative and increased incentive compensation costs of $0.9 million.

Other (Income) Expense
----------------------
Other (income) expense consists principally of foreign exchange transaction items and miscellaneous equipment sales. First quarter 2002 includes a $1.7 million non-recurring foreign exchange gain on the repatriation of funds from operations in Argentina.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months ended March 31, 2002
----------------------------------------------------------------------
versus March 31, 2001, continued
--------------------------------

Interest Expense, net
----------------------
Net interest costs declined by $0.9 million (27%). The decrease is due to lower interest rates as well as lower debt levels in the current year. Debt levels decreased as the Company formed an international financing structure in order to utilize existing cash balances to reduce debt.

Provision for Income Taxes
--------------------------
Including the effects of the $1.7 million foreign exchange gain the effective tax rate for the first quarter of 2002 was 38.4%. Excluding this non-recurring item, the estimated annual tax rate for 2002 is 35% compared with a 36% estimated rate used in the first quarter of 2001. The full year 2001 effective tax rate, excluding unusual items was 33%. The change in the estimated tax rate was made in response to the Company's current projected geographic mix of earnings.

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings in net income of affiliates decreased slightly from the prior year quarter. Earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, declined from the prior year due to sales decreases resulting from a loss of business from its European customers as well as increased depreciation and other costs connected with the plant upgrade completed in 2001. Results from the Company's Mexican affiliates were consistent with those reported in the first quarter of 2001.

Discontinued Operations
-----------------------
In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

At December 31, 2001 the Company was required to hold $4.3 million of the sales proceeds in trust for the repayment of certain debentures, issued by the contract manufacturing and packaging business, that became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million, net of tax, charge which was included in loss on disposal of discontinued operations.

Net Income
-----------
Net income for the first quarter of 2002 was $6.1 million, or $.42 per share, compared to $5.4 million, or $.38 per share in the first quarter 2001. Net income for the first quarter of 2002 included a $1.7 million non-recurring foreign exchange gain ($0.8 million net of tax or $0.05 per share) on the repatriation of funds from operations in Argentina. Also included was a loss on disposal of discontinued operations of $0.4 million, net of tax, or $0.03 per share. First quarter 2001 earnings included income from discontinued operations of $0.1, net of tax. Excluding these non-recurring items, first quarter earnings were $0.40 per share, in the 2002 quarter, compared to $.37 per share in the prior year quarter. Average common shares outstanding were 14.4 million in the first quarter compared to 14.3 million in the first quarter of 2000. The increase in shares outstanding is the result of employee stock option exercises.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months ended March 31, 2002
----------------------------------------------------------------------
versus March 31, 2001, continued
--------------------------------

FINANCIAL CONDITION
-------------------
Working capital at March 31, 2002 was $68.7 million compared with $83.2 million at December 31, 2001. The working capital ratio at March 31, 2002 was 1.8 to 1. Accounts receivable increased significantly, reflecting the increase in March 2002 sales levels versus December 2001. Days sales outstanding remained consistent with the fourth quarter of 2001. Cash flows from operations increased from the prior year first quarter due to improved earnings as well as the receipt of tax refunds related to 2001.

Capital spending was $10.6 million, primarily for facility expansions at two European plants, new equipment purchases and equipment upgrades used in the production of new products, and costs associated with an enterprise resource planning initiative. Full year 2002 capital spending is projected to be approximately $41 million. The Company paid cash dividends totaling $2.8 million ($0.19 per share) during the first quarter of 2002.

Debt as a percentage of total invested capital at March 31, 2002 was 51.3% compared with 52.2% at December 31, 2001. Debt levels decreased by $6.6 million as the Company formed an international financing structure in order to utilize existing cash balances to reduce debt. Total shareholder's equity was $176.6 million at March 31, 2002 compared to $176.8 million at December 31, 2001.

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet future cash flow requirements.

Accounting Changes
------------------
Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be impairment. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit, and the clinical services business unit. If the fair value of the reporting unit is less than the carrying value, the goodwill or intangible asset is considered impaired. Once impairment is determined, an impairment loss is recognized for the amount that the carrying amount exceeds the fair value. The Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in the first quarter of 2002 as compared to the $300 recorded in the prior year quarter.

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

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months ended March 31, 2002
----------------------------------------------------------------------
versus March 31, 2001, continued
--------------------------------

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk
-------------------------------------------------------------------
The information called for by this item is incorporated by reference to the text appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk".

Part II - Other Information

     Item 1.        Legal Proceedings
                    -----------------
                    None.


     Item 6.        Exhibits and Reports on Form 8-K
                    --------------------------------

               (a)  See Index to Exhibits on pages F-1 of this Report.

               (b) No reports on Form 8-K have been filed for the quarter ended March 31, 2002.

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

                                    WEST PHARMACEUTICAL SERVICES,INC.
                                    -----------------------------------
                                    (Registrant)

May 8, 2002                         Linda R. Altemus
----------------                /s/ -------------------------------------
Date                                Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS
Exhibit
Number

(2)       None.

(3) (a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999 (the "Articles of Incorporation"), incorporated by reference to Exhibit (3)(a)to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(3) (b) ByLaws of the Company, as amended through October 27, 1998 (the "ByLaws"), incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

(4) (a) Articles 5, 6, 8(c) and 9 of the Articles of Incorporation, incorporated by reference to Exhibit (3) (a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4) (b)   Articles I and V of the ByLaws, incorporated by reference to Exhibit 3
          (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

(4) (c) Form of stock certificate for common stock, incorporated by reference to Exhibit (4) (a) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(10)      2002 Management Incentive Bonus Plan.

(11)      Not Applicable.

(15)      None.

(18)      None.

(19)      None.

(22)      None.

(23)      Not Applicable.

(24)      None.

(27)      None.

(99)      None.