Form 10-Q
period 2002-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2002-08-07
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended June 30, 2002
                                               --------------

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



                        June 30, 2002 -- 14,462,107
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Index

                                Form 10-Q for the
                        Quarter Ended June 30, 2002



                                                                        Page

                                                                       -----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income for the
              Three Months and Six Months ended June 30, 2002
              and June 30, 2001                                           3

            Condensed Consolidated Balance Sheets at
              June 30, 2002 and December 31, 2001                         4

            Consolidated Statement of Shareholders' Equity
              at June 30, 2002 and December 31, 2001                      5

            Condensed Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 2002
              and June 30, 2001                                           6

            Notes to Consolidated Financial Statements                    7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13

    Item 3. Quantitative and Qualitative Disclosure
            about Market Risk                                            17


Part II -   Other Information

   Item 1.  Legal Proceedings                                            18

   Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                               19

         Index to Exhibits                                              F-1,
                                                                        F-2

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                                  Quarter Ended                      Six Months Ended
                                                        June 30, 2002     June 30, 2001       June 30, 2002     June 30, 2001

                                                        --------------     --------------     --------------     -------------
Net sales ........................................      $107,700  100%     $100,500  100%     $211,400  100%     $199,800  100%
Cost of goods and services sold ..................        76,700   71        70,900   71       149,000   70       140,700   70
                                                        --------------     --------------     --------------     -------------
   Gross profit ..................................        31,000   29        29,600   29        62,400   30        59,100   30
Selling, general and administrative expenses .....        21,800   20        18,000   18        42,300   20        36,200   18
Restructuring charge..............................             -    -         4,500    4             -    -         4,500    2
Other (income) expense, net ......................          (600)   -           400    -        (2,400)   1           500    -
                                                        --------------     --------------     --------------     --------------
   Operating profit ..............................          9,800   9         6,700    7        22,500   11        17,900    9
Interest expense, net.............................          2,400   2         3,000    3         4,800    2         6,300    3
                                                        --------------     --------------     --------------     --------------
   Income before income taxes
    and minority interests .......................          7,400   7         3,700    4        17,700    9        11,600    6
Provision for income taxes .......................          2,200   2         1,100    1         6,200    3         3,900    2
Minority interests ...............................              -   -             -    -             -    -           100    -
                                                        --------------     --------------     --------------     --------------
   Income from consolidated operations............          5,200   5%        2,600    3%       11,500    6%        7,600    4%
                                                                   ---                ---                ---                ---
Equity in net income of affiliated companies .....            100               200                300                500
                                                        ---------          --------           --------           --------
   Income from continuing operations..............          5,300             2,800             11,800              8,100
Earnings (loss) from discontinued operations,
   net of tax.....................................              -               300               (400)               400
                                                        ---------          --------           --------           --------
   Net income ....................................      $   5,300          $  3,100           $ 11,400           $  8,500
                                                        ---------          --------           --------           --------
Net income per share:
   Basic
      Continuing operations.......................      $    0.37          $   0.20           $   0.82           $   0.57
      Discontinued operations.....................      $       -          $   0.02           $  (0.03)          $   0.03
                                                        ---------          --------           --------           --------
                                                        $    0.37          $   0.22           $   0.79           $   0.60
   Assuming Dilution
      Continuing operations.......................      $    0.37          $   0.20           $   0.82           $   0.57
      Discontinued operations.....................      $       -          $   0.02           $  (0.03)          $   0.03
                                                        ---------          --------           --------           --------
                                                        $    0.37          $   0.22           $   0.79           $   0.60

Average common shares outstanding.................         14,430            14,336             14,398             14,328
Average shares assuming dilution..................         14,507            14,356             14,450             14,342

See accompanying notes to consolidated financial statements.


West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     Unaudited
                                                     June 30,          Dec. 31,
                                                       2002              2001
                                                     ---------         --------
ASSETS
Current assets:
    Cash, including equivalents ...................  $ 28,000          $ 42,100
    Accounts receivable ...........................    70,700            61,800
    Inventories ...................................    40,400            34,300
    Income tax refundable..........................     3,400             5,700
    Deferred income tax benefits ..................     2,400             2,400
    Other current assets ..........................     8,600            12,200
                                                      --------         --------
Total current assets ..............................   153,500           158,500
                                                      --------         --------
Property, plant and equipment .....................   491,800           459,500
Less accumulated depreciation and amortization.....   269,300           249,200
                                                      --------         --------
                                                      222,500           210,300

Investments in affiliated companies ...............    19,800            20,800
Goodwill ..........................................    35,600            32,600
Prepaid pension asset..............................    50,600            48,300
Deferred income tax benefits ......................    23,000            21,400
Intangible assets..................................     7,800             7,900
Other assets.......................................    12,300            11,500
                                                      --------         --------
Total Assets ......................................  $525,100          $511,300
                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .............  $  6,600          $  4,300
    Notes payable .................................     6,700             4,400
    Accounts payable ..............................    20,400            22,600
    Accrued expenses:
      Salaries, wages, benefits ...................    16,700            16,000
      Income taxes payable ........................    10,300             5,400
      Restructuring costs..........................     1,200             2,200
      Deferred income taxes........................     1,500             1,600
      Other .......................................    20,100            18,800
                                                      --------         --------
Total current liabilities .........................    83,500            75,300
                                                      --------         --------
Long-term debt, excluding current portion..........   172,000           184,300
Deferred income taxes .............................    47,700            46,800
Other long-term liabilities .......................    28,100            28,100
Shareholders' equity...............................   193,800           176,800
                                                      --------         --------
Total Liabilities and Shareholders' Equity.........  $525,100          $511,300
                                                      --------         --------

See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
(in thousands)

                                                         Capital in                 Other
                                                Common    excess of   Retained  comprehensive   Treasury
                                                Stock     par value   Earnings  income (loss)    stock      Total
                                               -------------------------------------------------------------------

Balance, December 31, 2001                     $ 4,300    $ 31,600     $254,000  $ (27,400)   $ (85,700) $ 176,800

Net income                                                               11,400                             11,400

Shares issued under stock plans                               (400)                               3,600      3,200

Cash dividends declared                                                  (5,500)                            (5,500)

Foreign currency translation adjustment                                              8,100                   8,100

Minimum pension liability adjustment                                                  (200)                   (200)

                                               --------------------------------------------------------------------

Balance, June 30, 2002                         $ 4,300    $ 31,200     $259,900  $ (19,500)   $ (82,100) $ 193,800
                                               --------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                          Six Months Ended
                                                         June 30,   June 30,
                                                           2002        2001
                                                         --------    --------
Cash flows provided by operating activities:
   Income from continuing operations............        $ 11,800    $  8,100
   Depreciation and amortization................          16,200      16,000
   Other non-cash items, net....................          (2,900)     (4,300)
   Changes in assets and liabilities ...........          (4,300)     (5,700)
                                                         --------    --------
Net cash provided by operating activities ......          20,800      14,100
                                                         --------    --------
Cash flows used in investing activities:

   Property, plant and equipment acquired ........       (20,700)    (22,600)
   Customer advances, net of repayments ..........        (1,300)       (100)
                                                         --------    --------
Net cash used in investing activities .............      (22,000)    (22,700)
                                                         --------    --------
Cash flows(used in)provided by financing activities:

   Net borrowings under revolving
     credit agreements ............................       (3,000)     12,600
   Other long-term debt,net........................       (9,300)       (200)
   Other notes payable, net......... ..............          600           -
   Dividend payments ..............................       (5,500)     (5,100)
   Sale of common stock, net ......................        3,200         500
   Purchase of treasury stock......................            -        (100)
                                                         --------    --------
Net cash (used in) provided by financing activities      (14,000)      7,700
                                                         --------    --------
Net cash provided by discontinued operations.......            -         300
                                                         --------    --------
Effect of exchange rates on cash ..................        1,100      (2,800)
                                                         --------    --------
Net(decrease)in cash, including equivalents........     $(14,100)    $(3,400)
                                                         --------    --------
See accompanying notes to consolidated financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

The interim consolidated financial statements for the six-month period ended June 30, 2002 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(the Company), appearing in the Company's 2001 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's accounts without audit.

     1. Interim Period  Accounting Policy
     ------------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet and Consolidated Statement of Shareholders Equity as of June 30, 2002 and the related unaudited Consolidated Statements of Income and the unaudited Condensed Consolidated Statement of Cash Flows for the three and six-month periods then ended and for the comparative periods in 2001 contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain items have been reclassified to conform to current classifications. In particular, interest expense is recorded net of interest income. Interest income was previously recorded in other (income) expense. The impact of the reclassification decreased previously reported second quarter and six-months 2001 other (income) expense and decreased interest expense by $400 and $800, respectively.

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

     The effective tax rate for the second quarter of 2002 was 30.7%. Excluding the non-recurring foreign exchange gain in the first quarter of 2002, the estimated annual tax rate for 2002 is 33%, compared with a 36% estimated rate used in the second quarter of 2001. The estimated annual rate for 2002 decreased from that of the first quarter due to expected benefits resulting from the utilization of foreign tax credits. The reduction in the annual rate resulted in a tax benefit of $200 in the second quarter of 2002. The 2002 estimated annual tax rate of 33% is equal to 2001's full year effective tax rate, excluding unusual items.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)



2. Inventories at June 30, 2002 and December 31, 2001 are summarized as follows:

                                      6/30/02          12/31/01
                                      -------          --------
                Finished goods        $19,400           $15,700
                Work in process         7,600             6,300
                Raw materials          13,400            12,300
                                      -------           -------
                                      $40,400           $34,300
                                      -------           -------
                                      -------           -------



3. Comprehensive income (loss) for the three and six-months ended June 30, 2002 and June 30, 2001 was as follows:

                                                  Three Months Ended        Six Months Ended
                                                 6/30/02      6/30/01      6/30/02     6/30/01
                                                 --------     --------    --------    --------
        Net income .........................    $  5,300     $  3,100    $ 11,400    $  8,500
        Foreign currency
         translation adjustments............      13,800       (4,500)      8,100     (14,400)
        Minimum pension liability
         adjustments........................        (300)           -        (200)          -
        Fair value adjustment on
         derivative financial instruments...        (100)         200           -        (200)
                                                 --------     --------    --------    --------
        Comprehensive income(loss)..........    $ 18,700     $ (1,200)   $ 19,300    $ (6,100)
                                                 --------     --------    --------    --------
                                                 --------     --------    --------    --------

                                                                        Page 9
               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


4. Net sales to external customers and operating profit (loss) by operating segment for the three and six-months ended June 30, 2002 and June 30, 2001 are as follows:

                                               Three Months Ended        Six Months Ended
                                                    June 30                  June 30
        Net Sales:                              2002           2001        2002       2001
        ----------                           --------       --------   --------   --------
        Pharmaceutical Systems..........    $104,300       $ 94,900    $203,400   $190,600
        Drug Delivery Systems...........       3,400          5,600       8,000      9,200
                                             --------       --------   --------   --------
        Consolidated Total .............    $107,700       $100,500    $211,400   $199,800
                                             --------       --------   --------   --------
                                             --------       --------   --------   --------

                                               Three Months Ended        Six Months Ended
                                                    June 30                  June 30
        Operating Profit (Loss):                2002           2001        2002        2001
        -----------------------              --------       --------   --------    --------
        Pharmaceutical Systems..........    $ 21,600       $ 17,300    $ 42,200    $ 35,600
        Drug Delivery Systems...........      (3,600)          (900)     (5,800)     (3,200)
        Corporate and unallocated.......      (8,200)        (9,700)    (13,900)    (14,500)
                                             --------       --------   --------    --------
        Consolidated Total .............    $  9,800       $  6,700    $ 22,500    $ 17,900
                                             --------       --------   --------    --------
                                             --------       --------   --------    --------



          Corporate  and   unallocated   items  include  a  first  quarter  2002
          non-recurring foreign exchange gain of $1,700 and a second quarter 2001 non-recurring restructuring charge of $4,500.

          Compared with December 31, 2001, there were no material changes in the amount of assets as of June 30, 2002 for any operating segment.

5. Common stock issued at June 30, 2002 was 17,165,141 shares, of which 2,703,034 shares were held in treasury. Dividends of $.19 per common share were paid in the second quarter of 2002 and a dividend of $.19 per share payable August 7, 2002 to holders of record on July 24, 2002 was declared on June 18, 2002.

6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The ultimate cost to be incurred by the Company and the timing of such payments cannot be fully determined. However, based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,400 at June 30, 2002 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


7. The following table details the activity related to the Company's restructuring reserve, which consists of accrued severance and benefit costs:

          Balance, December 31,2001            $ 2,200

          Payments                              (1,000)
                                                 -----
          Balance, June 30, 2002               $ 1,200
                                                 -----
                                                 -----

          The remaining restructuring accrual balance relates principally to restructuring programs announced in 2001 and 2000. Terminations under these programs totaled 215 employees as of June 30, 2002. The final severance actions under these plans commenced in the second quarter of 2002. The Company expects to complete all remaining payments, principally consisting of pre-retirement medical benefits, within the next two years.

8. In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

          At December 31, 2001 the Company was required to hold $4.3 million of the sales proceeds in trust for the repayment of certain debentures issued by the contract manufacturing and packaging business, which became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $400, net of tax, charge which was included in the loss on disposal of discontinued operations.

9. Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be impairment. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit, and the clinical services business unit. If the fair value of the reporting unit is less than the carrying value, the goodwill or intangible asset is considered impaired. Once impairment is determined, an impairment loss is recognized for the amount that the carrying amount exceeds the fair value. The Company performed an impairment test of its goodwill as of January 1, 2002 and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in 2002 as compared to the $300 and $600, net of tax, recorded in the prior year three and six-month periods. The goodwill balance as of June 30, 2002 was $35,600 as compared to $32,600 as of December 31, 2001. The increase of $3,000 is solely the result of foreign currency translation adjustments.

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)

          Goodwill by reportable segment as of June 30, 2002 and December 31, 2001 was as follows:

                                            6/30/02      12/31/01
                                           --------      --------
          Pharmaceutical Systems             31,700        28,700
          Drug Delivery Systems               3,900         3,900
                                           --------      --------
                                             35,600        32,600

          The cost and respective accumulated amortization for the Company's intangible assets, mainly patents, was $11,500 and $3,700, respectively, as of June 30, 2002, and $11,200 and $3,300, respectively, as of December 31, 2001. The cost basis of intangibles includes the effects of foreign currency translation adjustments. There were no intangibles purchased or acquired during 2002. Intangible amortization expense for the three and six-month periods ended June 30, 2002 was $200 and $400, respectively, and is estimated to be $700 for the full year. Estimated amortization for each of the subsequent five fiscal years will be approximately $700 per year.

          The following reconciles the reported net income and earnings per share to that which would have resulted had SFAS No. 142 been applied to the three and six-month periods ended June 30, 2001.

                                                            Three Months    Six Months
                                                               Ended          Ended
                                                             6/30/01        6/30/01
              As reported
                 Income from continuing operations           $ 2,800        $ 8,100
                 Discontinued operations                         300            400
                                                             -------        -------
                 Net income                                    3,100          8,500
                 Goodwill amortization, net of tax               300            600
                                                             -------        -------
              As adjusted                                    $ 3,400        $ 9,100
                                                             -------        -------
                                                             -------        -------
              As reported basic earnings per share
                 Continuing operations                       $  0.20        $  0.57
                 Discontinued operations                        0.02           0.03
                                                             -------        -------
                                                             $  0.22        $  0.60
                                                             -------        -------
                                                             -------        -------
              As adjusted                                    $  0.24        $  0.64
                                                             -------        -------
                                                             -------        -------
              As reported diluted earnings per share
                 Continuing operations                       $  0.20        $  0.57
                 Discontinued operations                        0.02           0.03
                                                             -------        -------
                                                             $  0.22        $  0.60
                                                             -------        -------
                                                             -------        -------
              As adjusted                                    $  0.24        $  0.64
                                                             -------        -------
                                                             -------        -------

               West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)


10. During the first quarter of 2002, the Company's Argentina subsidiary recorded a foreign currency translation gain of $1,700 on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso. The foreign currency gain was subject to both Argentine federal income taxes and US dividend withholding taxes. The devaluation of assets denominated in the Argentine peso totaled $3,200 as of June 30, 2002 and is recorded as a cumulative translation adjustment to shareholder's equity.

11. In July 2002, the Company announced that companies in which it has an equity investment, will consolidate two rubber molding operations in Mexico into a single facility. The Company therefore expects to take a third quarter 2002 charge of $0.07 per share, representing its pro rata share of the costs of consolidating the operations.

Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Six Months ended
---------------------------------------------------------------
June 30, 2002 versus June 30, 2001
-----------------------------------

Net Sales
---------
Net sales for the second quarter of 2002 were $107.7 million compared to $100.5 million in the second quarter of 2001. At constant exchange rates, sales for the second quarter 2002 increased 7% from the prior year quarter.

Second quarter 2002 sales for the Pharmaceutical Systems segment were $104.3 million, a $9.4 million increase from prior year reported sales of $94.9 million. At constant exchange rates, sales increased by 10%. International markets continued to grow significantly resulting in 13% sales growth at constant exchange rates. Sales in domestic markets increased 6% from the prior year quarter. The increase in both international and domestic markets is primarily due to volume increases in pharmaceutical packaging products, including serum and lyo stoppers in domestic markets and prefilled syringe systems in international markets.

The Drug Delivery Systems segment had second quarter 2002 revenues of $3.4 million, a $2.2 million or 39% decrease from the prior year quarter. The decline in revenues is attributed to the lack of current period licensing revenues in the drug delivery business unit.

Net sales for the first half of 2002 were $211.4 million compared to $199.8 million in the first six months of 2001. At constant exchange rates, sales for the first half of 2002 increased 7%. Excluding exchange rate variances, Pharmaceutical Systems segment sales were 8% higher than the prior year led primarily by increased sales in international markets. Drug Delivery Systems revenues decreased $1.2 million due to lower licensing revenues in the drug delivery business unit partially offset by increased revenues in the clinical services business unit.

Gross Profit
------------
The consolidated gross margin for the second quarter was 28.8%, compared with 29.4% in the second quarter of 2001. Pharmaceutical Systems margins increased to 29.4% as compared to 28.8% in the prior year quarter. Margins in the North America region improved due to positive sales mix, favorable material yields and lower lab and engineering costs. The favorable results in North America were offset by decreased margins in Europe, primarily in the U.K., where the Company's plastic device facility is experiencing production delays and lower than anticipated demand for one of its principal products. Production inefficiencies and capacity constraints at other plants also contributed to decreased margins in Europe. Expansions at two European plants are expected to come on-line during the fourth quarter 2002 and in mid 2003 providing additional capacity. Drug Delivery Systems segment margins declined significantly from the second quarter of 2001 mainly due to lower licensing revenues in the drug delivery business unit.

The consolidated gross profit margin for the six-month period was 29.5% compared with 29.6% in the same period of 2001. The same factors that influenced the quarter comparisons affected the six-month comparisons.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Six Months ended
---------------------------------------------------------------
June 30, 2002 versus June 30, 2001, continued
---------------------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased $3.8 million (21%) as compared with the second quarter of 2001. The major contributors to the increase include a $1.3 million decrease in pension income, a $1.1 million increase in research and development expenses in the drug delivery business unit and a $0.4 million increase in information systems costs associated with the Company's e-West business systems initiative.

For the six-month period ending June 30, 2002, selling, general and administrative expenses increased by $6.1 million (17%). Lower pension income, increased research and development costs in the drug delivery business unit, higher information systems costs and higher incentive compensation costs contributed to the increase.

Other (income) expense
----------------------------
Other (income) expense consists principally of foreign exchange transaction items and miscellaneous equipment sales. Second quarter 2002 other income exceeded the prior year quarter, primarily due to current period foreign exchange transaction gains versus prior period losses in the Company's European subsidiaries. The six-month period for 2002 contains the first quarter $1.7 million non-recurring foreign currency translation gain on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Operating Profit (Loss)
-----------------------------
Operating profit for the second quarter of 2002 was $9.8 million compared to $6.7 million in the second quarter 2001. Excluding the non-recurring restructuring charge, operating profit for the second quarter 2001 was $11.2 million. Pharmaceutical Systems operating profit was $21.6 million compared to $17.3 million in 2001. The increase in operating profit is due to increased sales in both the domestic and international markets and a slight shift in sales mix to higher value products, partially offset by production inefficiencies in Europe. Drug Delivery Systems had an operating loss of $3.6 million in the second quarter of 2002 as compared to a loss of $0.9 million in 2001. The absence of licensing revenues and increased research and development spending in the drug delivery unit were the main contributors to the additional operating losses. Corporate and unallocated operating losses were $8.2 million in 2002 compared to $9.7 million in 2001. Excluding the restructuring charge in the second quarter of 2001, corporate and unallocated operating losses for 2001 were $5.2 million. Additional losses are a result of decreased pension income and increased information systems costs.

For the six-month period, 2002 operating profit was $22.5 million compared to $17.9 million for the same period of 2001. Excluding the 2002 non-recurring foreign exchange gain and the 2001 restructuring charge, operating profit was $20.8 million in 2002 and $22.4 million in 2001. The same factors that influenced the quarter comparisons affected the six-month comparisons.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Six Months ended
---------------------------------------------------------------
June 30, 2002 versus June 30, 2001, continued
---------------------------------------------

Interest expense, net
--------------------------
Net interest costs declined by $0.6 million (18%) as compared to the second quarter of 2001. The decrease is due to lower interest rates as well as lower debt levels in the current year. For the six-month period, net interest expense declined by $1.5 million. This decrease is mainly due to the decrease in 2002 debt levels. Debt decreased as a result of the Company's formation of an international financing structure. This structure was formed to facilitate the use of existing cash balances to pay down outstanding debt.

Provision  for income taxes
--------------------------
The effective tax rate for the second quarter of 2002 was 30.7%. Excluding the non-recurring foreign exchange gain in the first quarter of 2002, the estimated annual tax rate for 2002 is 33% compared with a 36% estimated rate used in the second quarter of 2001. The estimated annual rate for 2002 decreased from the rate used in the first quarter due to expected benefits resulting from the utilization of foreign tax credits. The reduction in the annual rate resulted in a tax benefit of $0.2 million in the second quarter of 2002. The 2002 estimated annual tax rate of 33% is equal to 2001's full year effective tax rate, excluding unusual items.

Equity in net income of affiliated companies
--------------------------------------------
Earnings in net income of affiliates decreased slightly from the prior year quarter. Earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, were down for the six-month period due to increased depreciation and other costs connected with a manufacturing plant upgrade completed in 2001. Results from the Company's Mexican affiliates were consistent with those in the second quarter and six-month periods of 2001. The Company expects to take a third quarter charge of $0.07 per share for the Company's pro rata share of the costs to consolidate two rubber molding operations in Mexico.

Discontinued Operations
-----------------------------
In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

At December 31, 2001 the Company was required to hold $4.3 million of the sales proceeds in trust for the repayment of certain debentures issued by the contract manufacturing and packaging business, which became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million, net of tax, charge which was included in loss on disposal of discontinued operations.

                                                                        Page 16
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Six Months ended
---------------------------------------------------------------
June 30, 2002 versus June 30, 2001, continued
---------------------------------------------

Net Income
--------------
Net income for the second quarter of 2002 was $5.3 million, or $.37 per share, compared to $3.1 million, or $.22 per share, in the second quarter 2001. Second quarter 2001 results included a non-recurring restructuring charge of $.20 per share and earnings from discontinued operations of $0.02, net of tax. Excluding these non-recurring items, second quarter 2001 earnings were $0.40 per share. Average common shares outstanding were 14.4 million in the second quarter compared to 14.3 million in the second quarter of 2001. The increase in shares outstanding is the result of employee stock option exercises.

For the six-month period, 2002 net income was $11.4 million, or $0.79 per share. 2002 results include a non-recurring foreign exchange gain of $0.05 and a loss on discontinued operations of $0.03. Net income for the first six months of 2001 was $8.5 million, or $0.60 per share. 2001 results include a restructuring charge of $0.20 and earnings from discontinued operations of $0.03. Excluding non-recurring items, earnings per share were $0.77 for both the 2002 and 2001 six-month periods. Average common shares outstanding for the first six months of 2002 were 14.4 million, compared to 14.3 million in 2001.

FINANCIAL CONDITION
-------------------
Working capital at June 30, 2002 was $70.0 million compared to $83.2 million at December 31, 2001. The working capital ratio at June 30, 2002 was 1.8 to 1.
Accounts receivable increased significantly, reflecting the increase in June 2002 sales levels versus December 2001. Days sales outstanding increased slightly from 2001 due to increased sales in Europe where payment terms are typically longer. Cash flows from operations for the six-month period increased from the prior year due to improved earnings as well as to the receipt of tax refunds related to 2001.

For the six-month period, capital spending was $20.7 million, primarily for facility expansions at two European plants, new equipment purchases and equipment upgrades used in the production of new products and costs associated with an enterprise resource planning initiative. Full year 2002 capital spending is projected to be approximately $43.7 million. The Company paid cash dividends totaling $5.5 million ($0.38 per share) during the first six months of 2002.

Debt as a percentage of total invested capital at June 30, 2002 was 48.9% compared to 52.2% at December 31, 2001. Debt levels decreased by $7.7 million due to the formation of an international financing structure in the first quarter of 2002 designed to utilize existing cash balances to pay down debt. Total shareholder's equity was $193.8 million at June 30, 2002 compared to $176.8 million at December 31, 2001. The increase in equity is due to current year net income, positive currency translation adjustments and employee stock option exercises.

The Company believes its financial condition and current capitalization provide sufficient flexibility to meet future cash flow requirements.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Six Months ended
---------------------------------------------------------------
June 30, 2002 versus June 30, 2001, continued
---------------------------------------------

Accounting Changes
------------------
Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be impairment. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit and the clinical services business unit. If the fair value of the reporting unit is less than the carrying value, the goodwill or intangible asset is considered impaired. Once impairment is determined, an impairment loss is recognized for the amount that the carrying amount exceeds the fair value. The Company performed an impairment test of its goodwill as of January 1, 2002 and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in 2002 as compared to the $0.3 million and $0.6 million, net of tax, recorded in the prior year quarter and six-month periods.

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

               (b)  A current report on Form 8-K was filed on May 1,2002.

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

                                    WEST PHARMACEUTICAL SERVICES,INC.
                                    -----------------------------------
                                    (Registrant)




August 7, 2002                      Linda R. Altemus
----------------                /s/ -----------------------------------------
Date                                Vice President and Chief Financial Officer

                                  Certification



To the extent required by the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies, to their knowledge, that (i) this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


/s/ Donald E. Morel, Jr. Ph.D.
---------------------------------------------
Donald E. Morel, Jr., Ph.D.
President and Chief Executive Officer




/s/ Donald E. Morel, Jr. Ph.D.
----------------------------------------------
Linda R. Altemus
Vice President and Chief Financial Officer





August 7, 2002

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

(4) (c) Credit Agreement, dated as of July 26, 2000 among the Company, the banks and other financial institutions identified on a schedule thereto, and PNC Bank, N.A., as agent for the banks (the "Credit Agreement"), incorporated by reference to Exhibit (4) (c) of the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8036).

(4) (c) (1)    First  Amendment  dated as of September  14, 2000,  to the Credit
               Agreement, incorporated by reference to Exhibit(4) (c) (1) of the Company's Annual Report on Form 10-K for the year ended December
               31, 2001 (File No. 1-8036).

(4) (c) (2)    Second  Amendment  dated as of November 17,  2000,  to the Credit
               Agreement, incorporated by reference to Exhibit (4) (c) (2) of the Company's Annual Report on Form 10-K for the year ended
               December 31, 2001 (File No. 1-8036).

(4) (c) (3)    Joinder and Assumption  Agreement  dated as of February 28, 2001, with respect to the Credit Agreement, incorporated by reference to Exhibit (4) (c) (3) of the Company's Annual Report on Form
               10-K for the year ended December 31, 2001 (File No. 1-8036).

(4) (c) (4)    Third  Amendment  dated as of  February  28,  2001 to the  Credit
               Agreement, incorporated by reference to Exhibit (4) (c) (4) of the Company's Annual Report on Form 10-K for the year ended
               December 31, 2001 (File No. 1-8036).

                                INDEX TO EXHIBITS
Exhibit
Number


(4) (c) (5)    Fourth  Amendment  dated  as of  July  13,  2001  to  the  Credit
               Agreement, incorporated by reference to Exhibit (10) (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2001.

(4) (c) (6)    Extension  Agreement  dated as of  January  5, 2001 to the Credit
               Agreement, incorporated by reference to Exhibit (4) (c) (6) of the Company's Annual Report on Form 10-K for the year ended
               December 31, 2001 (File No. 1-8036).

(4) (c) (7)    Fifth  Amendment  dated  as  of  July  17,  2002  to  the  Credit
               Agreement.

(10) (a) Change-In-Control Agreement dated as of June 3, 2002 between the Company and Richard D. Luzzi.

(11)           Not Applicable.

(15)           None.

(18)           None.

(19)           None.

(22)           None.

(23)           Not Applicable.

(99)           None.