Form 10-Q/A
period 2002-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2002-08-07
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

        AMENDMENT No. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------

                                AMENDMENT NO. 1

This Amendment No. 1 is being filed for the purpose of correcting the signatures on the certifications on page 19; no other changes are being made by means of this filing.

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


/s/ Donald E. Morel, Jr. Ph.D.
---------------------------------------------
Donald E. Morel, Jr., Ph.D.
President and Chief Executive Officer




/s/ Linda R. Altemus
----------------------------------------------
Linda R. Altemus
Vice President and Chief Financial Officer





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