Form 10-Q/A
period 2002-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2002-08-14
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


       AMENDMENT No. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2002
                                 --------------

                          Commission File Number 1-8036
                                     ------

                       WEST PHARMACEUTICAL SERVICES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                               23-1210010
     --------------------------------         -----------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)


     101 Gordon Drive, PO Box 645,
           Lionville, PA                             19341-0645
   -----------------------------------             -------------
   Address of principal executive offices)           (Zip Code)



         Registrant's telephone number, including area code 610-594-2900
                      -------------------------------------

                                       N/A

     ----------------------------------------------------------------------
         Former name, former address and former fiscal year, if
                           changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .



                           June 30, 2002 -- 14,462,107
     ----------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                INTRODUCTORY NOTE
                        --------------------------------

West Pharmaceutical Services, Inc. is filing this Amendment No. 2 to Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002 (the "Form 10-Q"), in order to include information required by Part II, Item 4, which was inadvertently omitted from the Form 10-Q as originally filed; no other changes are being made by means of this filing.


                                     PART II


Item. 4. Submission of Matters to a Vote of Security Holders.

(a)  The Company held its annual meeting of shareholders on April 30, 2002.

(c) Three matters were voted on at the annual meeting: (1) the election of three directors in Class III; (2) the approval of an amendment to the Company's 1998 Key Employee Incentive Compensation Plan; and (3) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2002. The results of the voting are as follows:


     Proposal #1 - Election of Directors

                                            For               Withheld
                                         ---------            ---------
         Tenley E. Albright              9,609,296            1,634,404
         John W. Conway                  9,611,412            1,632,288
         Donald E. Morel, Jr.            9,609,296            1,634,404

     Proposal # 2 - Amendment  to the 1998 Key Employee  Incentive  Compensation
     Plan

         For                   Against                 Abstained
         ---------             ---------               ---------
         8,133,053             3,082,655               27,989

     Proposal # 3- Ratification of Appointment of Independent Accountants

         For                   Against                 Abstained
         ----------            ---------               ---------
         11,014,887            207,932                 20,878

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)


By  /s/    Joseph E. Abbott
-----------------------------------------------
Joseph E. Abbott
Vice President and Corporate Controller
(Chief Accounting Officer)


August 14, 2002
-----------------------------------------------
Date