Form 10-K/A
period 2001-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2002-08-29
CIK 105770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                    ---------

                          Commission File Number 1-8036

                                    ---------

                       WEST PHARMACEUTICAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Pennsylvania                    23-1210010
             ----------------------------------    ----------------------
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)     Identification Number)

             101 Gordon Drive, PO Box 645, Lionville, PA     19341-0645
             -------------------------------------------  ----------------
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

                                    ---------

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

The Exhibit Index appears on pages F-1, F-2, F-3, F-4 and F-5.


                       DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------

Documents incorporated by reference: (1) portions of the Registrant's Annual Report to Shareholders for the Company's 2001 fiscal year (the "2001 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.


                                INTRODUCTORY NOTE
                                -----------------

West Pharmaceutical Services, Inc. is filing this amended Annual Report on Form 10-K for its fiscal year ended December 31, 2001, in order to restate Item 1, as reported in the Company's Annual Report on Form 10-K filed on March 28, 2002, in its entirety and to include as exhibits management contracts which were inadvertently not included in the original filing.



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

2) the Drug Delivery Systems segment (consisting of two business units) identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. This segment also provides clinical research for Phase I, II, III and IV studies and clinical and marketing research services mostly for consumer products organizations.

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


                         Pharmaceutical Systems Segment
                           Principal Products/Services
                          ----------------------------

Pharmaceutical Stoppers
-----------------------

The Company is one of the world's largest manufacturers of rubber and elastomeric stoppers for sealing injectable drug vials and other pharmaceutical containers, a ranking that is supported by primary market research and the Company's own market resources. The Company offers several hundred proprietary natural rubber and synthetic elastomer formulations, which are molded into a variety of stopper sizes, shapes and colors. The stoppers are used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs and solutions. They are designed and manufactured to assure the integrity of these solutions during the packaging and throughout the drug product's approved shelf life.

Most stopper formulations are specially designed to be compatible with a given drug so that the drug will remain safe and effective during storage. New elastomeric components must be tested with each drug solution to show that ingredients do not leach into the customer's product or affect the drug's potency, sterility, effectiveness, color or clarity. The Company's laboratories conduct tests to determine the compatibility of its rubber stoppers with customers' drugs and, in the United States, file formulation information with the Food and Drug Administration ("FDA"), which is used in support of customers' new drug applications.

Rubber stoppers are usually washed, sterilized and subject to other pre-use processes by the customer or a third party before they are fitted on the filled container. The Company has introduced a value-added line of stoppers that are pharmaceutically pre-washed and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also developing a line of pre-sterilized stoppers that can be introduced directly into customers' sterile drug-filling operations.


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


Other Products
---------------
Other products for the pharmaceutical industry include:

     o Products used in the packaging of non-injectable drugs such as rubber dropper bulbs, plastic contraceptive drug packages, and child-resistant and tamper-evident plastic closures;

     o Plastic systems used for lyophilized drug reconstitution and delivery, which are molded and fabricated in a clean room environment;

     o Plastic containers, bottles, and closures for the consumer and medical device and diagnostic markets;

     o Elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, hubs, and needle covers;

     o Blood-sampling system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices;

     o    Closures and fitments used in intravenous drug delivery systems; and

     o    Disposable infant nursers and individual nurser components.

The Company also makes closures for food and beverage processors, focusing its efforts on multiple-piece closures that require high-speed assembly.

Services
--------

The contract laboratory services business was established in 1998. This business, provides a range of testing services for closures and similar drug product packaging as well as the effect of packaging on the stability of a drug product. Services include testing analysis for materials or other substances that may leach from the packaging into the drug product over time; development and validation of methods for conducting such testing; moisture analysis of closures used to package moisture-sensitive drugs; quantification of closure surface silicone; and other custom services.


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


                         Drug Delivery Systems Segment
                         ------------------------------

Drug Delivery
-------------

Since 1993, the Company has been developing proprietary drug delivery systems for various drug and biological products for which alternative methods and routes of administration might improve therapeutic performance or the cost effectiveness of the therapy. In furtherance of that effort, in 1998 the Company completed the acquisition of DanBioSyst UK Ltd (DBS), a research and development company located in Nottingham, England. DBS was re-named West Pharmaceutical Services Drug Delivery & Clinical Research Center, Ltd. in 1999 and its operations integrated with the Company's Lionville based drug delivery development operation.

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


Clinical Services
-----------------

In April 1999, the Company acquired the Clinical Services division of Collaborative Clinical Research, Inc. Clinical Services operates two distinct divisions and is a business unit within the Drug Delivery Systems segment. The two business divisions, which are described more fully below, are: a Phase I-through- IV Clinical Trial research facility (the "GFI Research Center"); and a clinical research organization ("CRO") that conducts marketing and clinical research studies for customers' prescription drugs, consumer products, and over-the-counter (OTC) switch projects.

The GFI Research Center performs human Phase I through Phase IV clinical research trials, which are conducted on behalf of applicants seeking marketing approval for their drug. The GFI Research Center performs these services at its 80-bed unit located in Evansville, Indiana.

In conducting the trials, the GFI Research Center contracts with licensed physicians who help develop testing protocols and oversee the administration of individual trials. In addition, an Institutional Review Board, an independent committee that includes medical and non-medical personnel charged with protecting the interest of study subjects, is involved in protocol development and other aspects of the clinical trial. The GFI Research Center employs a staff of approximately 100 people, including nurses, medical technicians and other support staff.

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

The Company may be subject to claims arising from the personal injury or death of persons participating in clinical trials, the professional malpractice of the physicians with whom the Company has contracted or the actions of its own employees in conducting the trials. The Company believes that these risks are mitigated by several factors. First, the physicians who perform the studies are required to carry their own malpractice insurance. Second, review by an Institutional Review Board helps to ensure that the trial is run safely and appropriately. Third, all study subjects are required to sign an informed consent prior to their participation in a particular study. Finally, regulations governing the conduct of clinical trials and the protection of human subjects place responsibility for proper study conduct and the protection of study subjects directly on the principal investigator at each location where a study is performed.

To further reduce its exposure to liability, the Company typically obtains indemnification from the trial sponsors, and in some cases, from investigators and affiliated sites contracted by the Company on behalf of the sponsor. However, the indemnification excludes actions by the Company such as negligence or misconduct, and the terms of each indemnification provision may vary. The Company does not believe that it is exposed to significant liability by the market research and other similar activities conducted by WCHR.


Government Regulation
---------------------

The Food and Drug Administration ("FDA") extensively regulates under the Food, Drug and Cosmetic Act and FDA regulations the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drugs. The Company's businesses are involved in a number of activities that the FDA regulates.


The Company's contract laboratory, which performs certain services for drug manufacturers, is subject to the FDA's current good manufacturing practices ("cGMP") regulations. It must also register as a contract laboratory with the FDA. Such contract laboratories are subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed the contract laboratory to handle and store controlled substances.

The Company's drug packaging components, including stoppers, seals and syringes, are used to package drug products that are regulated by the FDA. To accommodate the needs of its customers, which manufacture drug products, the Company must maintain detailed written procedures for the receipt, identification, storage, handling, sampling, testing and approval or rejection of its products. Before shipment, samples from each lot of components must be tested for conformance with applicable written requirements. Manufacturing facilities must establish and conform to written procedures for production and process controls and must create and retain records for a specified period of time.

The FDA regulates the work of the GFI Research Center in certain clinical trials. GFI must comply with the FDA's regulations applicable to activities a sponsor of certain trials delegates to it, such as recruitment of study subjects, documentation of the study, and conducting and monitoring the trial. In addition, the FDA regulates the conduct and activities of the GFI's Institutional Review Board.

To be approved for marketing in the United States, drugs must undergo an extensive development and approval process designed to ensure that only those products proven to be safe and effective are made available to the public. As part of that process, applicants seeking approval must conduct, through hospitals and other clinical research facilities, a series of clinical tests of the drug on humans. These clinical trials involve the administration or use of a drug in progressively larger populations of human volunteers, and in some cases, over long periods of time and in higher doses. Human clinical trials are a critical component of the drug development process as the FDA's ultimate approval for marketing of an applicant's drug will depend in large measure on the data and information obtained during the clinical trial work.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug exemption.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by the Institutional Review Board before it can begin. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage; identify possible adverse effects and safety risks; and evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. The FDA sometimes requires Phase IV studies to be conducted after a drug has been approved for marketing. These studies are used to monitor the long-term risks and benefits of a particular drug, to study the effect of alternative dosage levels, or to evaluate the safety and efficacy of a drug in targeted patient populations.


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


                                  Order Backlog
                                 --------------

At December 31, 2001 Pharmaceutical Systems segment order backlog was approximately $105 million, of which $104.7 million is expected to be filled during fiscal year 2002, compared with approximately $92 million at the end of 2000. Order backlog in this segment includes firm orders placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

Drug Delivery Systems segment backlog, which is primarily related to the clinical services business unit, consists of signed contracts yet to be completed. Contracts included in backlog are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of future results. Delayed contracts remain in the Company's backlog until cancelled. As of December 31, 2001, the Drug Delivery Systems segment backlog was $4.1 million, of which $3.2 million is expected to be filled during fiscal year 2002; at December 31, 2000 the backlog was $6.5 million.

                                  Raw Materials
                                  -------------

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


                                   Competition
                                   -----------

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


                                  International
                                  -------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

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

August 29, 2002


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


     Signature                                   Title                                    Date
     ---------                                   -----                                    ----

/s/ Donald E. Morel, Jr.                         Director                             August 29, 2002
----------------------------------------         and Chief Executive Officer
Donald E. Morel, Jr.                             (Principal Executive Officer)



/s/ Joseph E. Abbott                             Vice President and                   August 29, 2002
----------------------------------------         Corporate Controller
Joseph E. Abbott                                 (Principal Accounting Officer)



              *                                  Director                             August 29, 2002
----------------------------------------
Tenley E. Albright



/s/ Linda R. Altemus                             Vice President and                   August 29, 2002
----------------------------------------         Chief Financial Officer
Linda R. Altemus



              *                                  Director                             August 29, 2002
----------------------------------------
John W. Conway




              *                                  Director                             August 29, 2002
----------------------------------------
George W. Ebright



              *                                  Director                             August 29, 2002
----------------------------------------
L. Robert Johnson



              *                                  Director                             August 29, 2002
----------------------------------------
William H. Longfield



              *                                  Director                             August 29, 2002
----------------------------------------
John P. Neafsey



              *                                  Director                             August 29, 2002
----------------------------------------
Anthony Welters



              *                                  Director                             August 29, 2002
----------------------------------------
Geoffrey F. Worden

* By John R. Gailey III pursuant to a power of attorney.

                                INDEX TO EXHIBITS
Exhibit
Number

(3)(a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999 incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(3)(b) Bylaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

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

(4)(a) Form of stock certificate for common stock incorporated by reference to Exhibit (4) (a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(b) Note Purchase Agreement dated as of April 8, 1999 among the Company and the insurance companies identified on a schedule thereto, incorporated by reference to Exhibit (4)(b) of the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8036).

(4)(c) Credit Agreement, dated as of July 26, 2000 among the Company, the banks identified on a schedule thereto, and PNC Bank, N.A., as agent for the banks (the "Credit Agreement"), incorporated by reference to Exhibit (4) (c) of the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8036).

(4)(c)(1)       First Amendment dated as of September 14, 2000, to the Credit
                Agreement.

(4)(c)(2)       Second Amendment dated as of November 17, 2000, to the Credit
                Agreement.

(4)(c)(3) Joinder and Assumption Agreement dated as of February 28, 2001, with respect to the Credit Agreement.

(4)(c)(4)       Third Amendment dated as of February 28, 2001 to the Credit
                Agreement.

(4)(c)(5) Fourth Amendment dated as of July 13, 2001 to the Credit Agreement, incorporated by reference to Exhibit (10) (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)(c)(6)       Extension Agreement dated as of January 5, 2001 to the
                Credit Agreement.

(9)             None.

(10)(a) Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

(10)(b) First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to Exhibit (10)(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10)(c) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1- 8036).

(10)(d) Amendments to the Long Term Incentive Plan, dated April 30, 1996, incorporated herein by reference to Exhibit (10)(a) of the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10)(d)(1)      Amendment to the Long Term Incentive Plan, Effective October 30,
                2001.

(10)(e) 1999 Non-Qualified Stock Option Plan for Non- Employee Directors, effective as of April 27, 1999, incorporated by reference Exhibit (10)(c) of to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-
                8036).

(10)(f) Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, Effective October 30, 2001.

(10)(g) Change-In-Control Agreement dated as of July 5, 2000 between the Company and Linda R. Altemus.

(10)(g)(1) Amendment #1 to Change-In-Control Agreement dated May 1, 2001 between the Company and Linda R. Altemus.

(10)(h) Amended and Restated Change-In-Control Agreement dated as of March 25, 2000 between the Company and Michael A. Anderson.

(10)(i)(1) Second Amended and Restated Change-In-Control Agreement dated as of March 25, 2000 between the Company and Steven A. Ellers.

(10)(i)(2) Amendment #1 to Second Amended and Restated Change-In-Control Agreement dated as of May 1, 2001 between the Company and Steven A. Ellers.

(10)(j)(1) Second Amended and Restated Change-In-Control Agreement dated as of March 25, 2000 between the Company and John R. Gailey III.

(10)(j)(2) Amendment #1 to Second Amended and Restated Change-In-Control Agreement dated as of May 1, 2001 between the Company and John
                R. Gailey III.

(10)(k)(1) Change-In-Control Agreement dated as of July 10, 2000 between the Company and Herbert L. Hugill.

(10)(k)(2) Amendment #1 to Change-In-Control Agreement dated as of May 1, 2001 between the Company and Herbert L. Hugill.

(10)(l)(1) Second Amended and Restated Change-In-Control Agreement dated as of March 25, 2000 between the Company and Donald E. Morel, Jr.

(10)(l)(2) Amendment #1 to Second Amended and Restated Change-In-Control Agreement dated as of May 1, 2001 between the Company and Donald
                E. Morel, Jr.

(10)(m) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

(10)(n) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10)(o) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(c) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

(10)(p)         Amended and Restated Employment Agreement dated as of March
                25, 2000 between the Company and William G. Little, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10)(p)(1) Amendment No.1 to Amended and Restated Employment Agreement, dated as of May 1, 2001, between the Company and William G. Little.

(10)(q) Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective April 1, 2000, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8036).

(10)(r) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to Exhibit(10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(s) 1999 Stock-Equivalents Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(t)         1998 Key Employee Incentive Compensation Plan, dated March
                10, 1998, incorporated by reference to Exhibit (10)(y) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

(10)(u) Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc., incorporated by reference to Exhibit 2.1 of the Company's Current Report on form 8-K dated November 20, 2001 (File No. 1-8036).

(10)(v) Side letter dated November 30, 2001, incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 20, 2001 (File No.1-8036).

(10)(w) Amendment No.1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001.

(11)            Not Applicable.

(12)            Not Applicable.

(13)            Portions of 2001 Annual Report to Shareholders.

(16)            Not applicable.

(18)            None.

(21)            Subsidiaries of the Company.

(22)            None.

(23)            Consent of Independent Accountants.

(24)            Powers of Attorney.

(99)            None.