Form 10-Q
period 2002-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2002-11-14
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2002
                                               -----------------

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



                        September 30, 2002 -- 14,463,808
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Index

                                Form 10-Q for the
                        Quarter Ended September 30, 2002



                                                                        Page

                                                                       -----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Statements of Income for the
              Three Months and Nine Months ended September 30, 2002
              and September 30, 2001                                      3

            Condensed Consolidated Balance Sheets at
              September 30, 2002 and December 31, 2001                    4

            Consolidated Statement of Shareholders' Equity
              for the Nine Months ended September 30, 2002                5

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2002
              and September 30, 2001                                      6

            Notes to Condensed Consolidated Financial Statements          7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                14

    Item 3. Quantitative and Qualitative Disclosure
            About Market Risk                                            21

    Item 4. Controls and Procedures                                      21

Part II -   Other Information


   Item 6.  Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                               22

CERTIFICATIONS                                                           23,
                                                                         24

         Index to Exhibits                                              F-1,
                                                                        F-2

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                                  Quarter Ended                      Nine Months Ended
                                                        Sept. 30, 2002     Sept. 30, 2001     Sept. 30, 2002     Sept. 30, 2001

                                                        --------------     --------------     --------------     -------------
Net sales ........................................      $104,900 100%      $ 96,500  100%     $316,300  100%     $296,300 100%
Cost of goods and services sold ..................        78,200  75         69,900   72       227,200   72       210,600  71
                                                        --------------     --------------     --------------     -------------
   Gross profit ..................................        26,700  25         26,600   28        89,100   28        85,700  29
Selling, general and administrative expenses .....        19,300  18         18,300   19        61,600   19        54,500  18
Restructuring charge (credit).....................         9,700   9         (1,600)  (2)        9,700    3         2,900   1
Other (income) expense, net ......................           400   -           (300)   -        (2,000)  (1)          200   -
                                                        --------------     --------------     --------------     --------------
   Operating profit (loss)........................        (2,700) (3)        10,200   11        19,800    6        28,100   9
Interest expense, net.............................         2,200   2          3,000    3         7,000    2         9,300   3
                                                        --------------     --------------     --------------     --------------
   Income (loss) before income taxes
    and minority interests .......................        (4,900) (5)         7,200    7        12,800    4        18,800   6
Provision for income taxes .......................        (3,000) (3)         1,500    2         3,200    1         5,400   2
Minority interests ...............................             -   -              -    -             -    -           100   -
                                                        --------------     --------------     --------------     --------------
   Income (loss) from consolidated operations.....        (1,900) (2)%        5,700    6%        9,600    3%       13,300   4%
                                                                  ---                 ---                ---                ---
Equity in net income (loss) of affiliated companies         (400)                -                (100)               500
                                                        ---------          --------           --------           --------
   Income (loss) from continuing operations.......        (2,300)             5,700              9,500             13,800
Earnings from discontinued operations,
   net of tax.....................................         5,900                200              5,500                600
                                                        ---------          --------           --------           --------
   Net income ....................................      $  3,600           $  5,900           $ 15,000           $ 14,400
                                                        ---------          --------           --------           --------
Net income (loss) per share:
   Basic
      Continuing operations.......................      $  (0.16)          $   0.40           $   0.66           $   0.96
      Discontinued operations.....................      $   0.41           $   0.01           $   0.38           $   0.04
                                                        ---------          --------           --------           --------
                                                        $   0.25           $   0.41           $   1.04           $   1.00
   Assuming Dilution
      Continuing operations.......................      $  (0.16)          $   0.40           $   0.66           $   0.96
      Discontinued operations.....................      $   0.41           $   0.01           $   0.38           $   0.04
                                                        ---------          --------           --------           --------
                                                        $   0.25           $   0.41           $   1.04           $   1.00

Average common shares outstanding.................        14,463             14,343             14,420             14,333
Average shares assuming dilution..................        14,463             14,353             14,443             14,346

Dividends declared per common share...............      $   0.20           $   0.19           $   0.58           $   0.55

See accompanying notes to condensed consolidated financial statements.


West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     Unaudited
                                                     Sept. 30,          Dec. 31,
                                                       2002              2001
                                                     ---------         --------
ASSETS
Current assets:
    Cash, including equivalents ...................  $ 35,700          $ 42,100
    Accounts receivable ...........................    63,200            61,800
    Inventories ...................................    40,400            34,300
    Income tax refundable..........................     3,500             5,700
    Deferred income tax benefits ..................     2,700             2,400
    Other current assets ..........................     9,200            12,200
                                                      --------         --------
Total current assets ..............................   154,700           158,500
                                                      --------         --------
Property, plant and equipment .....................   490,000           459,500
Less accumulated depreciation and amortization.....  (272,700)         (249,200)
                                                      --------         --------
                                                      217,300           210,300

Investments in affiliated companies ...............    18,900            20,800
Goodwill ..........................................    35,100            32,600
Prepaid pension asset..............................    51,800            48,300
Deferred income tax benefits ......................    19,400            21,400
Intangible assets..................................     7,700             7,900
Other assets.......................................    11,500            11,500
                                                      --------         --------
Total Assets ......................................  $516,400          $511,300
                                                      --------         --------
                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .............  $    500          $  4,300
    Notes payable .................................     5,600             4,400
    Accounts payable ..............................    19,700            22,600
    Accrued expenses:
      Salaries, wages, benefits ...................    17,600            16,000
      Income taxes payable ........................     7,700             5,400
      Restructuring costs..........................     1,500             2,200
      Deferred income taxes........................     1,500             1,600
      Other .......................................    21,000            18,800
                                                      --------         --------
Total current liabilities .........................    75,100            75,300
                                                      --------         --------
Long-term debt, excluding current portion..........   172,000           184,300
Deferred income taxes .............................    47,900            46,800
Other long-term liabilities .......................    27,700            28,100
Shareholders' equity...............................   193,700           176,800
                                                      --------         --------
Total Liabilities and Shareholders' Equity.........  $516,400          $511,300
                                                      --------         --------
                                                      --------         --------
See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
(in thousands)

                                                         Capital in                 Other
                                                Common    excess of   Retained  comprehensive   Treasury
                                                Stock     par value   Earnings  income (loss)    stock      Total
                                               -------------------------------------------------------------------

Balance, December 31, 2001                     $ 4,300    $ 31,600     $254,000  $ (27,400)   $ (85,700) $ 176,800

Net income                                                               15,000                             15,000

Shares issued under stock option plans                        (400)                               3,600      3,200

Cash dividends declared                                                  (8,400)                            (8,400)

Foreign currency translation adjustment                                              7,400                   7,400

Minimum pension liability adjustment                                                  (200)                   (200)

Fair value of financial instruments adjustment                                        (100)                   (100)
                                               --------------------------------------------------------------------

Balance, September 30, 2002                    $ 4,300    $ 31,200     $260,600  $ (20,300)   $ (82,100) $ 193,700
                                               --------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                          Nine Months Ended
                                                         Sept. 30,   Sept. 30,
                                                           2002        2001
                                                         --------    --------
Cash flows provided by operating activities:
   Income from continuing operations............         $  9,500   $ 13,800
   Depreciation and amortization................           24,400     23,900
   Other non-cash items, net....................            5,800     (6,600)
   Changes in assets and liabilities ...........            4,000    (12,100)
                                                         --------    --------
Net cash provided by operating activities ......           43,700     19,000
                                                         --------    --------
Cash flows used in investing activities:

   Property, plant and equipment acquired ........        (30,200)   (33,700)
   Loan to affiliate..............................         (1,000)         -
   Proceeds from sale of assets...................            300      3,100
   Customer advances, net of repayments ..........         (1,300)    (2,600)
                                                         --------    --------
Net cash used in investing activities .............       (32,200)   (33,200)
                                                         --------    --------
Cash flows(used in)provided by financing activities:

   Net (repayments) borrowings under revolving
     credit agreements ............................        (7,900)    21,200
   Repayment of industrial revenue bond............        (6,100)         -
   Repayment of other long term debt...............        (4,700)      (300)
   Repayments of notes payable.....................        (1,100)         -
   Dividend payments ..............................        (8,200)    (7,700)
   Sale of common stock............................         3,300        800
   Purchase of treasury stock......................          (100)      (100)
                                                         --------    --------
Net cash (used in) provided by financing activities       (24,800)    13,900
                                                         --------    --------
Net cash provided by discontinued operations.......         6,100        500
                                                         --------    --------
Effect of exchange rates on cash ..................           800     (1,300)
                                                         --------    --------
Net(decrease)in cash, including equivalents........        (6,400)    (1,100)

Cash and cash equivalents at beginning of period...        42,100     42,700
                                                         --------    --------
Cash and cash equivalents at end of period.........      $ 35,700   $ 41,600
                                                         --------    --------
See accompanying notes to condensed consolidated financial statements

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (In thousands, except share and per share data)

1. The interim consolidated financial statements for the three and nine-month period ended September 30, 2002 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc.(the Company), appearing in the Company's 2001 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's unaudited accounts.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet, the unaudited Consolidated Statement of Shareholders Equity, the unaudited Consolidated Statements of Income and the unaudited Condensed Consolidated Statement of Cash Flows as of and for the periods ended September 30, 2002 and for the comparative periods in 2001 contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position as of September 30, 2002 and the results of operations and cash flows for the respective periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain items have been reclassified to conform to current classifications. In particular, beginning in 2002 interest expense is recorded net of interest income. Interest income was previously recorded in other (income) expense. Prior periods have been restated to reflect the reclassification. The impact of the reclassification decreased previously reported third quarter and nine-months 2001 other (income) expense and decreased interest expense by $300 and $1,100, respectively.

     Income Taxes
     -------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes applicable to prior year adjustments, if any, are recorded as identified.

     Excluding the $2,400 tax benefit associated with the restructuring charge (see footnote #7) and the $2,500 unusual tax benefit (see footnote #12), the effective tax rate for the third quarter of 2002 was 38.2%, compared with the 28.3% used in the third quarter of 2001. The estimated annual tax rate for 2002, excluding non-recurring items, is 34.2%, compared with the 32.8% estimated rate used for the nine-month period of 2001. The estimated annual rate for 2002 increased from the estimate used in the first half of 2002 due to a change in the expected full year geographic mix of earnings. The increase in the estimated annual rate resulted in additional tax expense of $200 in the third quarter of 2002. The full year 2001 effective tax rate, excluding unusual items, was 33%.

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (continued)



2. Inventories at September 30, 2002 and December 31, 2001 were as follows:

                                      9/30/02          12/31/01
                                      -------          --------
                Finished goods        $18,300           $15,700
                Work in process         7,400             6,300
                Raw materials          14,700            12,300
                                      -------           -------
                                      $40,400           $34,300
                                      -------           -------
                                      -------           -------



3. Comprehensive income for the three and nine-months ended September 30, 2002 and September 30, 2001 was as follows:

                                                  Three Months Ended        Nine Months Ended
                                                 9/30/02      9/30/01      9/30/02     9/30/01
                                                 --------     --------    --------    --------
        Net income .........................    $  3,600     $  5,900    $ 15,000    $ 14,400
        Foreign currency
         translation adjustments............        (700)       6,900       7,400      (7,500)
        Minimum pension liability
         adjustments........................           -            -        (200)          -
        Fair value of derivative
         financial instruments adjustments..        (100)        (200)       (100)       (400)
                                                 --------     --------    --------    --------
        Comprehensive income................    $  2,800     $ 12,600    $ 22,100    $  6,500
                                                 --------     --------    --------    --------
                                                 --------     --------    --------    --------

                                                                        Page 9
               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

4. Net sales to external customers and operating profit (loss) by operating segment for the three and nine-months ended September 30, 2002 and September 30, 2001 were as follows:

                                               Three Months Ended       Nine Months Ended
                                                  September 30            September 30
        Net Sales:                              2002        2001           2002        2001
        ----------                           --------    --------       --------    --------
        Pharmaceutical Systems..........    $102,900     $ 92,300       $306,300    $282,800
        Drug Delivery Systems...........       2,000        4,200         10,000      13,500
                                             --------    --------       --------    --------
        Consolidated Total .............    $104,900     $ 96,500       $316,300    $296,300
                                             --------    --------       --------    --------
                                             --------    --------       --------    --------

                                               Three Months Ended       Nine Months Ended
                                                  September 30            September 30
        Operating Profit (Loss):                2002        2001           2002        2001
        -----------------------              --------    --------       --------    --------
        Pharmaceutical Systems..........    $ 13,500     $ 12,600       $ 50,000    $ 42,700
        Drug Delivery Systems...........      (4,100)      (1,500)       (10,200)     (4,900)
        Corporate and unallocated.......     (12,100)        (900)       (20,000)     (9,700)
                                             --------    --------       --------    --------
        Consolidated Total .............    $ (2,700)    $ 10,200       $ 19,800    $ 28,100
                                             --------    --------       --------    --------
                                             --------    --------       --------    --------

          For the nine months ended September 30, 2002 Corporate and unallocated operating profit (loss) includes a $9,700 restructuring charge and a $1,700 foreign currency exchange gain. The restructuring charge was recorded in the third quarter of 2002.

          For the nine months ended September 30, 2001 Corporate and unallocated operating profit (loss) includes a $2,900 restructuring charge. A $1,600 restructuring credit was recorded in the third quarter of 2001.

          Certain costs previously reported as Corporate and unallocated have been allocated to the respective segment that they support. These costs consist principally of rent, information services and human resource functions incurred at the North American headquarters facility. All prior period information has been restated to reflect these allocations.

          Compared with December 31, 2001, there were no material changes in the amount of assets as of September 30, 2002 in the Pharmaceutical Systems and Drug Delivery Systems operating segments. As a result of the third quarter 2002 restructuring charge, Corporate and unallocated assets were reduced by $8,600.

5. Common stock issued at September 30, 2002 was 17,165,141 shares, of which 2,701,333 shares were held in treasury. Dividends of $.19 per common share were paid in the third quarter of 2002 and a dividend of $.20 per share payable November 6, 2002 to holders of record on October 23, 2002 was declared on July 30, 2002.

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

6. The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. In the third quarter of 2002, the
          Company reduced its accrued liability by $400 to reflect the acceptance of finalized remediation plans by relevant state regulatory agencies at two sites. Based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,000 at September 30, 2002 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years. The Company has not anticipated any possible recovery from insurance or other sources.


7. The following table details the activity related to the Company's restructuring reserve, which consists of accrued severance, benefits, contract termination costs and non-cash write-offs:

                                           Severance
                                          and benefits       Other           Total
                                          ------------    ------------    ------------
          Balance, December 31,2001         $  2,200       $     -         $  2,200

          2002 restructuring charge               -           9,700           9,700

          Non-cash write-off                      -          (9,200)         (9,200)

          Cash payments                       (1,200)            -           (1,200)
                                          ------------    ------------    ------------
          Balance, September 30, 2002       $  1,000       $    500        $  1,500
                                          ------------    ------------    ------------

          In the third quarter of 2002 the Company recorded a pre-tax restructuring charge of $9,700. The charge includes a $5,800 write-off of construction-in-progress and a $500 accrual for contract termination fees related to the discontinuance of the Company's information systems implementation project, a $2,800 impairment of its investment in a genetic research technology company and a $600 impairment of the Company's consumer healthcare research business (see footnote #10). These restructuring items generated a $2,400 tax benefit.

          The remaining restructuring accrual balance relates principally to restructuring programs announced in 2001 and 2000. Terminations under these programs are complete and totaled 215 employees. The Company expects to complete all remaining payments, principally consisting of pre-retirement medical benefits, within the next two years.

8. During the third quarter of 2002 the Company recorded an $800 charge, included in equity in net income (loss) of affiliated companies, for its share of the costs related to the consolidation of two rubber molding operations for one of its equity investments in Mexico. The charge represents severance costs for approximately 123 employees. As of September 30, 2002, 10 employees have been terminated with the remaining terminations expected to occur in the fourth quarter. The Company expects all remaining payments to be made in the fourth quarter of 2002.

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

9. In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

          In the third quarter of 2002, the Company recorded a tax benefit in income from discontinued operations of $5,900 principally related to a tax refund on the disposal of the facility. See footnote #12.

          At December 31, 2001, the Company was required to hold $4,300 of the sales proceeds in trust for the repayment of certain debentures issued by the contract manufacturing and packaging business, which became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $400, net of tax charge, which was included in the loss on disposal of discontinued operations.

 10. Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be an impairment. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit, and the clinical services business unit. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. The Company performed an impairment test of its goodwill as of January 1, 2002 and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in 2002 as compared to the $300 and $900, net of tax, recorded in the prior year three and nine-month periods.

          The goodwill balance as of September 30, 2002 was $35,100 compared to $32,600 as of December 31, 2001. The increase is due to positive foreign currency translation adjustments of $3,100 offset by an impairment loss of $600. Based on a third party offer to purchase the business, the Company recorded an impairment loss in the third quarter of 2002 on its consumer healthcare research business, a division of the clinical services business unit.

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)

          Goodwill by reportable segment as of September 30, 2002 and December 31, 2001 was as follows:

                                            9/30/02      12/31/01
                                           --------      --------
          Pharmaceutical Systems             31,800        28,700
          Drug Delivery Systems               3,300         3,900
                                           --------      --------
                                             35,100        32,600

          The cost and respective accumulated amortization for the Company's intangible assets, mainly patents, was $11,600 and $3,900, respectively, as of September 30, 2002, and $11,200 and $3,300, respectively, as of December 31, 2001. The cost basis of intangibles includes the effects of foreign currency translation adjustments. There were no intangibles purchased or acquired during 2002. Intangible amortization expense for the three and nine-month periods ended September 30, 2002 was $200 and $600, respectively, and is estimated to be $800 for the full year. Estimated amortization for each of the subsequent five fiscal years will be approximately $700 per year.

          The following reconciles the reported net income and earnings per share to that which would have resulted had the non-amortization provisions of SFAS No. 142 been applied to the three and nine-month periods ended September 30, 2001.

                                                            Three Months    Nine Months
                                                               Ended          Ended
                                                             9/30/01        9/30/01
              As reported
                 Income from continuing operations           $ 5,700        $13,800
                 Discontinued operations                         200            600
                                                             -------        -------
                 Net income                                    5,900         14,400
                 Goodwill amortization, net of tax               300            900
                                                             -------        -------
              As adjusted                                    $ 6,200        $15,300
                                                             -------        -------
                                                             -------        -------
              As reported basic earnings per share
                 Continuing operations                       $  0.40        $  0.96
                 Discontinued operations                        0.01           0.04
                                                             -------        -------
                                                             $  0.41        $  1.00
                                                             -------        -------
                                                             -------        -------
              As adjusted                                    $  0.43        $  1.07
                                                             -------        -------
                                                             -------        -------
              As reported diluted earnings per share
                 Continuing operations                       $  0.40        $  0.96
                 Discontinued operations                        0.01           0.04
                                                             -------        -------
                                                             $  0.41        $  1.00
                                                             -------        -------
                                                             -------        -------
              As adjusted                                    $  0.43        $  1.07
                                                             -------        -------
                                                             -------        -------

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   (Continued)


11. During the first quarter of 2002, the Company's subsidiary in Argentina recorded a foreign currency exchange gain of $1,700 on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso. The foreign currency gain was subject to both Argentine federal income taxes and US dividend withholding taxes. The devaluation of assets denominated in the Argentine peso totaled $3,200 as of September 30, 2002 and is recorded as a cumulative translation adjustment to other comprehensive income in shareholder's equity.

12.       In the third  quarter  of 2002,  the  Company  recorded  an $8,400 tax benefit associated with the 2001 disposition of its contract manufacturing and packaging business and the shutdown of a plastic device manufacturing facility. Of the $8,400 benefit, $5,900 was recorded in discontinued operations with the remaining $2,500 benefit reflected in continuing operations. The tax benefit and the related tax refund were a result of a change in U.S. tax law in 2002 related to loss disallowance rules.

Item 2.
Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001
--------------------------------------------

Net Sales
---------
Net sales for the third quarter of 2002 were $104.9 million compared to $96.5 million in the third quarter of 2001. At constant exchange rates, sales for the third quarter 2002 increased 7% from the prior year quarter.

Third quarter 2002 sales for the Pharmaceutical Systems segment were $102.9 million, a $10.6 million increase from prior year reported sales of $92.3 million. At constant exchange rates, sales increased by 10%. International markets continued to grow significantly resulting in 19% sales growth at constant exchange rates. Sales in domestic markets increased 3% from the prior year quarter. The increase in both international and domestic markets is primarily due to volume increases in pharmaceutical components, including ready to sterilize products in domestic markets and prefilled syringe systems in international markets.

The Drug Delivery Systems segment had third quarter 2002 revenues of $2.0 million compared to prior year third quarter sales of $4.2 million. The decline in revenues is attributed to an overall industry slowdown in the clinical services business unit and the absence of current period licensing revenues in the drug delivery business unit.

Net sales for the nine months of 2002 were $316.3 million compared to $296.3 million in the prior year period. At constant exchange rates, sales increased 7%. Excluding exchange rate variances, Pharmaceutical Systems segment sales were 9% higher than the prior year, led primarily by increased sales in international markets. Prefilled syringe systems and a variety of stopper products are the main contributors to increased international sales. Drug Delivery Systems revenues decreased $3.5 million solely due to lower licensing revenues in the drug delivery business unit. Year-to-date 2002 revenues in the clinical services business unit are consistent with those in 2001.

Gross Profit
------------
The consolidated gross margin for the third quarter was 25.4%, compared with 27.6% in the third quarter of 2001. Pharmaceutical Systems margins decreased to 25.7% compared to 26.8% in the prior year quarter. Margins in Europe decreased primarily because of losses at the Company's plastic device facility, which are due to production delays and lower-than-anticipated demand for its principal product. Margins in the North America region are consistent with the prior year quarter. Drug Delivery Systems segment margins declined significantly from the third quarter of 2001 due to decreased sales in the clinical services business unit and lower licensing revenues in the drug delivery business unit.

The consolidated gross profit margin for the nine-month period was 28.2% compared with 28.9% in the same period of 2001. Higher margins in the North America region due to increased sales volumes, favorable material yields, and lower lab and engineering costs, were offset by lower margins in Europe. Lower margins in the U.K. plastic device facility, as well as production inefficiencies caused by capacity constraints at other plants contributed to the decreased margins in Europe. The production efficiencies are expected to improve as additional capacity comes on-line during fourth quarter 2002 and in mid-2003.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses were $19.3 million, a $1.0 million (5%) increase from the $18.3 million incurred in the third quarter of 2001. A $1.3 million decrease in pension income and higher research and development expenses in the drug delivery business unit were partially offset by a decrease in incentive and stock-based compensation costs and lower information systems costs.

For the nine-month period ending September 30, 2002, selling, general and administrative expenses increased $7.1 million (13%) to $61.6 million. Lower pension income, increased research and development costs in the drug delivery business unit and higher information systems costs contributed to the increase.

Restructuring charge (credit)
-----------------------------
In the third quarter of 2002 the Company recorded a pre-tax restructuring charge of $9.7 million ($7.3 million, or $0.50 per share, net of tax). The charge includes a $5,800 write-off of construction-in-progress and a $500 accrual for contract termination fees related to the discontinuance of the Company's information systems implementation project, a $2.8 million impairment of an investment in a genetic research technology company, and a $0.6 million impairment of the Company's consumer healthcare research business.

For the nine-month period of 2001, the Company recorded a net pre-tax restructuring charge of $2.9 million ($1.1 million, or $0.08 per share, net of tax). The charge consisted of a second quarter $4.5 million restructuring charge for the elimination of several mid- and senior level management positions and a third quarter $1.6 million restructuring credit principally related to the sale of a manufacturing facility held for sale from the 2000 restructuring program.

Other (income) expense
----------------------
Other (income) expense consists principally of foreign exchange transaction items and miscellaneous equipment sales. Third quarter 2002 other income decreased from the prior year quarter, primarily due to current period foreign exchange transaction losses versus prior period gains in the Company's European subsidiaries.

The nine-month period for 2002 contains the first quarter $1.7 million non-recurring foreign currency exchange gain on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------

Operating  Profit  (Loss)
-----------------------
The Company recorded an operating loss for the third quarter of 2002 of $2.7 million compared to a $10.2 million operating profit in the third quarter 2001. Excluding non-recurring items, operating profit for the third quarter 2002 was $7.0 million compared to $8.6 million in the third quarter of 2001.
Pharmaceutical Systems operating profit was $13.5 million compared to $12.6 million in 2001. The increase in operating profit was due to increased sales in domestic and international markets, partially offset by production inefficiencies in one of the Company's U.K. facilities. Drug Delivery Systems operating losses of $4.1 million in the third quarter of 2002 compared to losses of $1.5 million in 2001. The absence of licensing revenues and increased research and development spending in the drug delivery unit were the main contributors to the additional operating losses. Corporate and unallocated operating losses were $12.1 million in 2002 compared to $0.9 million in 2001. Excluding non-recurring items, Corporate and unallocated operating losses for 2002 were $2.4 million compared to $2.5 million in 2001. The decrease in Corporate and unallocated operating losses was a result of decreased information technology and incentive compensation costs partially offset by a decrease in pension income.

For the nine-month period, 2002 operating profit was $19.8 million compared to $28.1 million for the same period of 2001. Excluding non-recurring items, operating profit was $27.8 million in 2002 and $31.0 million in 2001. Operating profit for the nine-month period decreased due to lower pension income, increased research and development costs in the drug delivery business unit and an increase in information technology expenses.

The following table reconciles reported operating profit (loss) to operating profit (loss) excluding unusual items:

                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
($ in millions)                                  2002          2001            2002        2001
                                              --------      --------        --------    --------
Operating profit (loss), as reported          $  (2.7)      $  10.2         $  19.8     $  28.1

Restructuring charge (credit)                     9.7          (1.6)            9.7         2.9

Foreign currency exchange gain                      -             -            (1.7)          -
                                              --------      --------        --------    --------
Operating profit, excluding unusual items     $   7.0       $   8.6         $  27.8     $  31.0


Interest expense, net
---------------------
Net interest costs declined by $0.8 million compared to the third quarter of 2001 and $2.3 million for the nine-month period. The decrease in both periods was mainly due to the decrease in 2002 debt levels as well as lower interest rates.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------

Provision for income taxes
--------------------------
In the third quarter of 2002, the Company recorded net tax benefits of $8.4 million associated with the 2001 disposition of its contract manufacturing and packaging business and the shutdown of a plastic device manufacturing plant. Of the total benefit, $2.5 million ($0.17 per share) was recorded in continuing operations and the remaining $5.9 million ($0.41 per share) in discontinued operations. The tax benefit and related tax refund resulted from a change in U.S. tax law in 2002 related to loss disallowance rules.

Excluding the $2.4 million tax benefit associated with the restructuring charge and the unusual tax benefit noted above, the effective tax rate for the third quarter of 2002 was 38.2%, compared with the 28.3% used in the third quarter of 2001. The estimated annual tax rate for 2002, excluding non-recurring items, is 34.2%, compared with the 32.8% estimated rate used for the nine-month period of 2001. The estimated annual rate for 2002 increased from the estimate used in the first half of 2002 due to a change in the expected full year geographic mix of earnings. The increase in the estimated annual rate resulted in additional tax expense of $0.2 million in the third quarter of 2002. The full year 2001 effective tax rate, excluding non-recurring items, was 33%.

Equity in net income (loss) of affiliated companies
---------------------------------------------------
Equity in net income (loss) of affiliated companies was a $0.4 million loss in the third quarter of 2002 compared to breakeven results for the prior year quarter. The decrease is mainly due to the $0.8 million (or $0.06 per share) charge recorded by the Company for restructuring costs of one of its 49% owned Mexican affiliates. The charge represented severance costs for the termination of approximately 123 people. This charge was partially offset by increased earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest. Earnings from Daikyo for the three and nine-month periods of 2002 were up as a result of increased sales growth in European and U.S. markets. Excluding the impact of the severance charge, results from the Company's Mexican affiliates were consistent with those in the third quarter and nine-month periods of 2001.

Discontinued Operations
-----------------------
In November 2001, the Company sold its contract manufacturing and packaging business located in Lakewood, NJ. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

As noted above, a 2002 change in U.S. tax loss disallowance rules generated a $5.9 million ($0.41 per share) tax benefit connected with the sale of the contract manufacturing and packaging business. This tax benefit was recorded in discontinued operations in the third quarter of 2002.

At December 31, 2001 the Company was required to hold $4.3 million of the sales proceeds in trust for the repayment of certain debentures issued by the contract manufacturing and packaging business, which became due and payable upon the sale. These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million ($0.03 per share) net of tax charge, which was included in loss on disposal of discontinued operations.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------

Net Income
----------
Net income for the third quarter of 2002 was $3.6 million ($.25 per share), compared to $5.9 million ($.41 per share), in the third quarter 2001. Net income for the nine-month period of 2002 was $15.0 million ($1.04 per share), compared to $14.4 million ($1.00 per share)for the 2001 nine-month period. The following table reconciles reported earnings per share to earnings per share excluding unusual items:

                                                      Three Months Ended       Nine Months Ended
                                                         September 30             September 30
                                                       2002       2001          2002       2001
                                                      -------    -------       -------    -------
Earnings per share, as reported                       $ 0.25     $ 0.41        $ 1.04     $ 1.00

Restructuring charge (credit)                         $ 0.50     $(0.12)       $ 0.50     $ 0.08

Foreign currency exchange gain                             -          -        $(0.05)         -

Non-recurring charge of equity affiliate              $ 0.06          -        $ 0.06          -

Unusual tax benefit                                   $(0.17)         -        $(0.17)         -

Discontinued operations                               $(0.41)    $(0.01)       $(0.38)    $(0.04)
                                                      -------    -------       -------    -------
Earnings per share, excluding unusual items           $ 0.23     $ 0.28        $ 1.00     $ 1.04

Average common shares outstanding were 14.5 million in the third quarter of 2002 compared to 14.3 million in the third quarter of 2001. The increase in shares outstanding is mainly the result of employee stock option exercises. Average common shares outstanding for the nine-month period of 2002 were 14.4 million, compared to 14.3 million in 2001.

FINANCIAL CONDITION
-------------------
Working capital at September 30, 2002 was $79.6 million compared to $83.2 million at December 31, 2001. The working capital ratio at September 30, 2002 was 2.1 to 1. Accounts receivable increased slightly, reflecting the increase in September 2002 sales levels versus December 2001. Days sales outstanding were consistent with 2001. Cash flows from operations for the nine-month period increased from the prior year due to improved sales as well as the receipt of significant tax refunds. Low fourth quarter 2000 sales negatively impacted 2001 cash flows.

For the nine-month period, capital spending was $30.2 million, primarily for facility expansions at two European plants, expenditures for tooling projects, new equipment purchases and equipment upgrades used in the production of new products, and costs associated with the information technology system implementation. Full year 2002 capital spending is projected to be approximately $40.0 million. The Company paid cash dividends totaling $8.2 million ($0.57 per share) during the nine-month period of 2002.

Debt as a percentage of total invested capital (debt plus shareholders' equity) at September 30, 2002 was 47.9% compared to 52.2% at December 31, 2001. Debt levels decreased by $14.9 million due to improved internal utilization of cash as well as the receipt of the previously mentioned tax refund.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------

Total shareholders' equity was $193.7 million at September 30, 2002 compared to $176.8 million at December 31, 2001. The increase in equity was due to current year net income, positive currency translation adjustments and employee stock option exercises, partially offset by dividend payments.

The Company believes that its financial condition, capitalization structure and expected income from operations will be sufficient to meet the Company's future expected cash requirements, at least through 2005, at which time the Company's revolving credit facility becomes due. The Company fully expects to obtain similar credit facilities at that time.

Accounting Changes
------------------
Effective January 1, 2002, the Company adopted Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminated the previous requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or sooner if an event occurs which indicates that there could be impairment. The Company has determined its reporting units to be each of the four geographic regions in the Pharmaceutical Systems Segment, the drug delivery business unit and the clinical services business unit. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. The Company performed an impairment test of its goodwill as of January 1, 2002 and determined that no impairment of the recorded goodwill existed. As required by the statement, the Company did not record amortization expense for goodwill in 2002 compared to the $0.3 million and $0.9 million, net of tax, recorded in the prior year quarter and nine-month periods.

New Accounting Standards
-----------------------
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 145 amends SFAS 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------
Results of Operations for the Three Months and Nine Months ended
---------------------------------------------------------------
September 30, 2002 versus September 30, 2001, continued
-------------------------------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003.


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

Forward-Looking  Information
---------------------------
Certain statements in this report, including management's discussion and analysis, that are not historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results may differ materially from those expressed in any forward looking statement and are dependent on a number of factors including, but not limited to (1)sales demand,
(2)timing of customers' projects, (3) successful development of proprietary drug delivery technologies and systems, (4)regulatory, licensee and/or market acceptance of products based on those technologies, (5)competitive pressures,
(6)the strength or weakness of the U.S. dollar, (7)inflation, (8)the cost of raw materials,(9)the availability of credit facilities and (10)statutory tax rates.

       Item 3. Quantitative and Qualitative Disclosure About Market Risk
               ---------------------------------------------------------

               The information called for by this item is included in the text appearing in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk".

       Item 4. Controls and Procedures
               -----------------------

       (a) In September 2002 the Company formed a Disclosure Committee whose members include the Chief Executive Officer and Chief Financial Officer, among other members of management. The Disclosure Committee's procedures are considered by the Chief Executive Officer and Chief Financial Officer in performing their evaluations of the Company's disclosure controls and procedures and in assessing the accuracy and completeness of the Company's disclosures.

       (b) The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective.

       (c) There were no significant changes in internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation referenced above.


Part II - Other Information



      Item 6. Exhibits and Reports on Form 8-K
              --------------------------------

      (a)      See Index to Exhibits on pages F-1 and F-2 of this Report.

      (b) On August 29, 2002, the Company filed a Current Report on Form 8-K. Under Item 9 of that Report, the Company disclosed pursuant to Regulation FD that the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer delivered to the Securities and Exchange Commission a certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. Copies of those certifications were filed as Exhibits to the Report.

               On August 29, 2002, the Company filed a Current Report on Form 8-K. Under Item 5 of that Report the Company provided five-year summary financial information that reflected disclosures required by paragraph 61 of SFAS 142.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEST PHARMACEUTICAL SERVICES,INC.
                                    -----------------------------------
                                    (Registrant)




November 14, 2002                   /s/ Linda R. Altemus
-----------------                   -----------------------------------------
Date                                Linda R. Altemus
                                    Vice President and Chief Financial Officer

                                                                        Page 23
CERTIFICATION

I, Donald E. Morel, Jr. Ph.D, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pharmaceutical Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 /s/ Donald E. Morel, Jr. Ph.D
       -----------------                 --------------------------------------
                                         Donald E. Morel, Jr. Ph.D.
                                         President and Chief Executive Officer

CERTIFICATION

I, Linda R. Altemus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Pharmaceutical Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November  14, 2002          /s/ Linda R. Altemus
        ------------------          ------------------------------------------
                                    Linda R. Altemus
                                    Vice President and Chief Financial Officer

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

(4)(a)(1) Article 5, 6, 8(c) and 9 of the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(a)(2) Article I and V of the Bylaws of the Company, as amended, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 1-8036).

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

(4) (c) (7)    Fifth  Amendment  dated  as  of  July  17,  2002  to  the  Credit
               Agreement.

(10) (a) Amendment to Amended and Restated Employment Agreement, dated as of April 30, 2002, between the Company and William G. Little.

(10) (b) Non-Competition Agreement, dated as of April 30, 2002, between the Company and William G. Little.

(10) (c) Employment Agreement, dated as of April 30, 2002, between the Company and Donald E. Morel, Jr.

(10) (d) Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between the Company and Donald E. Morel, Jr.

(11)           Not Applicable.

(15)           None.

(18)           None.

(19)           None.

(22)           None.

(23)           Not Applicable.

(99) (a)       Certification  by Donald E.  Morel,  Jr.,  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

(99) (b) Certification by Linda R. Altemus, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.