Form 10-K
period 2002-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2003-03-26
CIK 105770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             ----------------
                          Commission File Number 1-8036
                                                --------
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


         Registrant's telephone number, including area code 610-594-2900
                                                           -------------
           Securities registered pursuant to Section 12(b) of the Act:


 Title of each class           Name of each exchange on which registered
-----------------------        ------------------------------------------
Common Stock, par value               New York Stock Exchange
   $.25 per share

     Securities registered pursuant to Section 12(g) of the Act:      None
                                                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      --- ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No X.
                                      ---    ---
As of March 20, 2003, the Registrant had 14,488,069 shares of its Common Stock outstanding. The market value of Common Stock held by non-affiliates of the Registrant as of that date was $304,539,210.

Exhibit Index appears on pages F-1, F-2, F-3, F-4 and F-5.

                       DOCUMENTS INCORPORATED BY REFERENCE
                      ------------------------------------

Documents  incorporated  by reference:  1) portions of the  Registrant's  Annual
Report to Shareholders for the Company's 2002 fiscal year (the "2002 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART 1

Item 1.  Business.
         --------
West Pharmaceutical Services, Inc. (the "Company") applies value-added technologies to the process of bringing new drug therapies and healthcare products to global markets. The Company's technologies include drug formulation research and development, clinical research and laboratory services, and the design, development, and manufacture of components and systems for dispensing and delivering pharmaceutical, healthcare, and consumer products.

The Company is organized into two reportable segments:

1) the Pharmaceutical Systems segment consists of two regional operating units, the Americas and Europe/Asia, serving global markets. The Pharmaceutical Systems segment designs, manufactures and sells stoppers, closures, medical device components and assemblies made from elastomers, metals and plastics and provides contract laboratory services for testing injectable drug packaging.

2) the Drug Delivery Systems segment identifies and develops drug delivery systems for biopharmaceutical and other drugs to improve their therapeutic performance and/or their method of administration. This segment also includes a clinical services organization which conducts Phase I through Phase IV clinical trials.

As of December 31, 2002, the Company and its subsidiaries had 4,140 employees.

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

The Company makes its periodic and current reports available, free of charge on its website, www.westpharma.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

                          Pharmaceutical Systems Segment
                           ----------------------------

Pharmaceutical Stoppers
-----------------------
The Company is one of the world's largest manufacturers of rubber and elastomeric stoppers for sealing injectable drug vials and other pharmaceutical containers, a ranking that is supported by primary market research and the Company's own market resources. The Company offers several hundred proprietary natural rubber and synthetic elastomer formulations, which are molded into a variety of stopper sizes, shapes and colors. The stoppers are used in packaging serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs and solutions. They are designed and manufactured to assure the integrity of these solutions throughout the drug product's approved shelf life.

Most stopper formulations are specially designed to be compatible with a given drug formulation so that the drug will remain safe and effective during storage. New elastomeric components must be tested with each drug solution to show that ingredients do not leach into the customer's product or adversely affect the drug's safety and effectiveness. The Company's laboratories conduct tests to determine the compatibility of its rubber stoppers with customers' drugs and, in the United States, file formulation and process information with the Food and Drug Administration ("FDA"), which is used in support of customers' new drug applications.

Rubber stoppers are usually washed, sterilized and subjected to other pre-use processes by the customer or a third party before they are fitted on the filled container. The Company has introduced a value-added line of stoppers that are pharmaceutically pre-washed and packaged and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also developing a line of pre-sterilized stoppers that can be introduced directly into customers' sterile drug-filling operations.

Metal Seals
-----------
The Company also offers a broad line of aluminum seals in various sizes, shapes, and colors to secure its rubber stopper onto the vial and help its customers differentiate and distinguish its drug solutions. The seals are crimped onto glass or plastic pharmaceutical containers to hold the rubber stoppers securely in place. The top of the aluminum seals often contains tamper-evident tabs or plastic covers, which must be removed before the drug can be withdrawn. During 2002, the Company introduced improvements in its metal seals that help the customer protect against counterfeiting of injectible drug products and maintain better control and integrity of in-process filled vials prior to final labeling.

Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper. In recent years, the Company has expanded capacity and upgraded production processes for metal seal manufacturing, clearly bringing them to state-of-the-art capability.

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

   * Plastic containers, bottles, and closures for the consumer, medical device and diagnostic markets;

   * Elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, tip caps and needle covers;

   * Blood-collection system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices;

   *      Closures and fitments used in intravenous drug delivery systems; and

   *      Disposable infant nursers and individual nurser components.

The Company also makes closures for food and beverage processors, focusing its efforts on multiple-piece closures that require high-speed assembly.

Product Development
--------------------
The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering staffs are responsible for product and tooling design testing, and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. Approximately 95 professional employees were engaged in these activities in 2002. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were approximately $10.6 million in 2002, $10.0 million in 2001 and $9.6 million in 2000.


                         Drug Delivery Systems Segment
                         ------------------------------

Drug Delivery
--------------
Since 1993, the Company has been developing proprietary drug delivery systems for various drug and biological products for which alternative methods and routes of administration might improve therapeutic performance or the cost effectiveness of the therapy. In furtherance of that effort, in 1998 the Company completed the acquisition of DanBioSyst UK Ltd (DBS), a research and development company located in Nottingham, England. DBS was re-named West Pharmaceutical Services Drug Delivery & Clinical Research Center, Ltd. (noted as West Drug
Delivery herein) in 1999 and its operations integrated with the Company's Lionville based drug delivery development operation.

West Drug Delivery engages in both independent and client-funded research to develop unique delivery technologies, patenting these where possible, and subject to any rights granted or ceded in connection with client funding, retains the rights to exploit the patented technology. West Drug Delivery has patents or patent applications covering a range of delivery technologies for various routes of administration, including nasal, oral and parenteral. West Drug Delivery then seeks to license the technologies to pharmaceutical companies for use in combination with their drug products. Alternatively, West will develop versions of generic drug products, which incorporate its proprietary delivery technologies, and then seek development and marketing partners or licensees for the resulting products. West Drug Delivery also maintains laboratory capabilities that support client and internal development projects. Research and development expenditures for the drug delivery business unit were $10.9 million in 2002, $7.8 million in 2001 and $7.5 million in 2000.

In 2002, West Drug Delivery Systems completed a Phase I trial for nasal calcitonin and continued the development of proprietary formulations based on the Company's patented chitosan-based nasal delivery system (ChiSysTM). The Company also continued development of the TargitTM delivery system, an orally administered, specially coated, starch capsule designed to bypass normal digestion and deliver the drug to the colon for local and systemic effect. In addition, the Company funded studies related to a near term licensing opportunity for a generic version of a popular nasally delivered allergy product. The Company anticipates that the development work in 2002, together with increased focus on its ChiSysTM technology, will lead to additional licensing opportunities in 2003.

Clinical Services
-----------------
In April 1999, the Company acquired the Clinical Services division of Collaborative Clinical Research, Inc. Clinical Services operates as a business unit within the Drug Delivery Systems segment. The Clinical Services business unit consists of an 80-bed clinical trials research facility known as the "GFI Research Center" in Evansville, Indiana. In addition to performing clinical trials, limited contract research services such as protocol writing, case report form design and various aspects of early phase project management are at times provided to clients.

The GFI Research Center performs human clinical trials for pharmaceutical, medical device and consumer health products, which are conducted on behalf of applicants seeking marketing approval for their products. In the pharmaceutical arena, the GFI Research Center conducts Phase I through Phase IV clinical research trials covering a broad range of therapeutic applications.

In conducting the trials, the GFI Research Center contracts with licensed physicians who oversee the administration of individual trials. In addition, the Institutional Review Board ("IRB"), an independent committee that includes medical and non-medical personnel charged with protecting the safety of study subjects, provides review of both study protocols and trial administration. The GFI Research Center employs a staff of approximately 100 people, including nurses, medical technicians and other support staff.

The Company may be subject to claims arising from the personal injury or death of persons participating in clinical trials, the professional malpractice of the physicians with whom the Company has contracted or the actions of its own employees in conducting the trials. The Company believes that these risks are mitigated by several factors. First, physicians who perform the studies are required to carry their own malpractice insurance. Second, review by the IRB helps to ensure the protection of subjects enrolled in the trial. Third, all study subjects are required to sign an informed consent prior to their participation in a particular study. Finally, regulations governing the conduct of clinical trials and the protection of human subjects place shared responsibility for proper study conduct and the protection of study subjects onto the principal investigator, the IRB and the trial site. Extensive training programs are conducted at the site involving investigators, staff and IRB members regarding their respective responsibilities in the conduct of clinical research.

To further reduce its exposure to liability, the Company typically obtains indemnification from the trial sponsors. However, the indemnification excludes actions by the Company such as negligence or misconduct, and the terms of each indemnification provision may vary.

Government Regulation
---------------------
The FDA extensively regulates the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drugs under the Food, Drug and Cosmetic Act. The Company's businesses are involved in a number of activities regulated by the FDA.

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

The Company's contract laboratory, which performs certain services for drug manufacturers, is subject to the FDA's current good manufacturing practices ("cGMP") regulations. It must also register as a contract laboratory with the FDA and is subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed the contract laboratory to handle and store controlled substances.

The FDA regulates the work of the GFI Research Center in certain clinical trials. GFI must comply with the FDA's regulations applicable to activities a sponsor of certain trials delegates to it, such as recruitment of study subjects, documentation of the study and conducting and monitoring the trial. In addition, the FDA regulates the conduct and activities of GFI's IRB.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by the IRB before it can begin. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate the appropriate dosage and dosage tolerance; identify possible adverse effects and safety risks; and preliminarily evaluate the efficacy of the drug for specific indications.

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

Recent Developments
-------------------
On January 29, 2003, an explosion and fire occurred at the Company's Kinston, N.C. plant. Six people lost their lives and many others were injured in the accident, which caused substantial damage to the building, machinery, equipment and inventories. See Note 21 "Subsequent Event" of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, incorporated herein by reference.

In December 2002 the Company sold its consumer healthcare research unit for $2.0 million to Concentrics Research, LLC, a company formed by the former employee management team and Bindley Capital Partners, LLC. During 2002 but prior to the sale of the business, the Company recorded a goodwill impairment charge of $0.6 million; as a result, there was no gain or loss recorded on the sale of the business.

In 2001, the Company sold all the operating assets of its contract manufacturing and packaging business unit to DPT Lakewood, Inc. for a sales price of $29.8 million, consisting of $28.0 million in cash and a $1.8 million note due in 2003. The sale resulted in a loss on disposal of $25.2 million, or $1.76 per share.

For additional information see Note 2 "Discontinued Operations" of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, incorporated herein by reference.

Order Backlog
-------------
At December 31, 2002, the Pharmaceutical Systems segment order backlog was approximately $119 million, all of which is expected to be filled during fiscal year 2003, compared with approximately $105 million at the end of 2001. Order backlog in this segment includes firm orders placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

Drug Delivery Systems segment backlog, which is primarily related to the clinical services business unit, consists of signed contracts yet to be completed. Contracts included in backlog are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of future results. Delayed contracts remain in the Company's backlog until cancelled. As of December 31, 2002, the Drug Delivery Systems segment backlog was $1.3 million, of which $1.1 million is expected to be filled during fiscal year 2003; at December 31, 2001 the backlog was $2.0 million.

Raw Materials
-------------
The Company uses three basic raw materials in the manufacture of its Pharmeutical Systems products: elastomers, aluminum and plastic. The Company has been receiving adequate supplies of raw materials to meet its production needs, and it foresees no significant availability problems in the near future.

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

Patents, Trademarks and Proprietary Rights
------------------------------------------
The Company's policy is to apply for patent protection for the technology, inventions and improvements deemed important to the success of its business. The Company also relies upon trademarks, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and further develop its competitive position.

It is also the Company's policy to require that employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information, execute confidentiality agreements upon the commencement of employment or consulting relationships. The agreements provide that all inventions by an employee shall be the Company's property.

The Company's patents, trademarks and proprietary rights that relate to the Pharmaceutical Systems Segment have been useful in establishing the Company's market share and in the growth of the Company's business, and are expected to continue to be of value in the future, especially in view of the Company's continuing development of its own proprietary products in this segment. Although of importance in the aggregate, the Company does not consider its current Pharmaceutical Systems segment business or its earnings to be materially dependent on any single patent, trademark or proprietary right.

The Company's Drug Delivery Segment has acquired a significant portfolio of patents, pending patent applications and related proprietary rights for inventions relating to drug delivery systems technology developed primarily at its Nottingham, England research facility. While this portfolio has not produced significant tangible income to the Company in the past year, it is expected to be of major value to this segment going forward, particularly in the areas of attracting and developing strategic alliances with ethical drug manufacturers seeking proprietary systems for delivery of their products, and then developing, selling and licensing the Company's proprietary systems for use with the products of these manufacturers.

Major Customers
---------------
The Company provides components and/or contract services to major pharmaceutical, biotechnology and hospital supply/medical device companies, many of which have several divisions with separate purchasing responsibilities. The Company also provides clinical research to full service contract research organizations. The Company distributes its products and services primarily through its own sales force but also uses regional distributors in the United States and in the Asia/Pacific region.

Becton Dickinson and Company ("BD") accounted for approximately 13% of the Company's 2002 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD's disposable and pre-filled syringes and blood sampling and analysis devices. The Company expects to continue as a major BD supplier.

Excluding BD, the next ten largest customers accounted for approximately 31% of the Company's consolidated net sales in 2002 but no one of these customers accounted for more than 4% of 2002 consolidated net sales.

Competition
-----------
The Company competes with several companies, some of which are larger than the Company, across its major Pharmaceutical Systems product lines. In addition, many companies worldwide compete with the Company for business related to specific product lines. However, the Company believes that it supplies a major portion of the U.S. market requirements for pharmaceutical elastomer and metal packaging components and also has a significant share of the European market for these components.

Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a "full-service" supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis.

The Company competes against numerous competitors in the field of plastic closures for consumer products. Many of these competitors are larger than the Company and command significant market shares. The Company differentiates itself through its expertise in high-speed assembly of multiple-piece closure systems.

The clinical research industry is highly fragmented and comprised of several large full-service Contract Research Organizations (CROs), many small CROs and limited service providers. The major competitors in the industry include the research departments of pharmaceutical companies.

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

Environmental Regulations
--------------------------
The Company is subject to applicable federal, state, local and foreign health, safety and environmental laws, including those governing discharges of pollutants to air and water, the generation, management and disposal of hazardous materials and wastes and the remediation of contaminated sites. Some of the Company's manufacturing facilities have been issued environmental permits/certificates and have implemented controls to prevent or reduce discharges to air and water. These permits/certificates are subject to modification, renewal and revocation by the issuing authorities. The Company believes that its operations are currently in material compliance with all environmental laws, regulations and permits. The Company believes that ongoing environmental operating and capital expenditures will not be material.

Pursuant to applicable state programs, the Company is currently completing environmental remediation activities at one current and two former manufacturing facilities. Collectively, the Company has reserved $0.9 million to address the cost of remediation at these three facilities.

At its former Technical Center facility in Phoenixville, Pennsylvania, the Company has fully characterized contaminated soils and is about to complete groundwater characterization activities. Upon completion of the groundwater characterization in 2003, the Company believes that it will be able to obtain a release of liability from the Commonwealth of Pennsylvania.

The Company has completed remediation activities at its former plastics manufacturing facility in Wayne, New Jersey. Remaining work on the site involves re-grading a small area adjacent to the manufacturing area to comply with state solid waste management regulations. This work is expected to be completed in 2003, following which final approval is expected.

At its current operating plant in St. Petersburg, Florida, the Company has commenced remediation activities for contaminated groundwater. The Company expects that this project will be completed in 2004, subject thereafter to periodic monitoring.

International
-------------
The Company conducts business in most of the major markets in the world. Sales outside of the United States account for approximately 46% of consolidated net sales. Although the general business process is similar to the domestic business, international operations are exposed to additional risks including fluctuating foreign currency exchange rates, multiple tax jurisdictions and, particularly in Latin and South America, political and social issues that could destabilize local markets and affect the demand for the Company's products.

For additional information see Note 13 "Affiliated Companies" and Note 7 "Segment Information" of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders are incorporated herein by reference.

The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Note 1 "Summary of Significant Accounting Policies - Foreign Currency Translation" and Note 5 "Other Income (Expense)" of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in Note 1 "Summary of Significant Accounting Policies - Financial Instruments" and in Note 16 "Financial Instruments" of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, incorporated herein by reference.

Item 2.  Properties.
         -----------
In the Pharmaceutical Systems segment, the Company maintains eight manufacturing plants and two mold and die production facilities in the United States, and a total of eight manufacturing plants and two mold and die production facilities in Germany, England, France, Denmark, Brazil and Singapore. Contract laboratory services are provided from the Company's Lionville, Pennsylvania facility.

In the Drug Delivery Systems segment, the Company conducts drug delivery research and development in leased facilities located in Lionville, Pennsylvania and Nottingham, England. Clinical research services are provided by the GFI Research Center from leased space in Evansville, Indiana.

The Company's executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany, Montgomery, Pennsylvania and Clearwater, Florida, are also used for development activities for Pharmaceutical Systems products.

The manufacturing production facilities of the Company are well maintained and are operating generally on a two or three shift basis. The facilities in Germany and France are both being expanded to meet increased customer demand.

The principal facilities in the United States are as follows:

- Approximately 671,000 square feet of owned and 555,000 square feet of leased space in Pennsylvania, Florida, Nebraska, North Carolina and Indiana.

The principal international facilities are as follows:

- Approximately 809,000 square feet of owned space and 90,000 square feet of leased space in Germany, England, Denmark, France, Spain and Italy.

-    Approximately 250,000 square feet of owned space in Brazil.

-    Approximately  90,000 square feet of owned space in Singapore.

     Sales office facilities in separate locations are leased under short-term arrangements.


Item 3.  Legal Proceedings.
         -----------------
     On February 24, 2003, plaintiffs Terry Ellis, Rosalie Whitley and Gloria Young, on behalf of themselves and a purported class of residents of Craven County, North Carolina and the surrounding area, filed a lawsuit naming the Company and Thomas Clagon, its Kinston, North Carolina plant manager, as defendants. Plaintiffs allege negligence and strict liability arising out of the explosion at the Company's Kinston, North Carolina plant and seek unspecified compensatory and punitive damages. The lawsuit was filed before the state court in Craven County, North Carolina.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.

Item 4 (a) Executive Officers of the Registrant.
           ------------------------------------

The executive officers of the Company at March 26, 2003 were as follows:


Name                       Age    Business Experience During Past Five Years
----                       ---    ---------------------------------------------

Joseph E. Abbott           50     Vice President and Corporate Controller since
                                  April 2002 and Corporate Controller since
                                  December 2000. Previously Director of Internal
                                  Audit.

Linda R. Altemus           51     Vice President and Chief Financial Officer
                                  since March 2002;  Vice President, Finance and
                                  Administration from June 2001 to March 2002;
                                  Chief Information  Officer from June 2000 to
                                  June 2001;  Vice President, Management
                                  Information Systems from March 1999
                                  to June 2000 and Director, Information Systems from May 1997 to March 1999.

Michael A. Anderson        47     Vice President and Treasurer since June 2001;
                                  Vice President, Finance & Administration  for
                                  Drug Delivery Systems  from  November 1999 to
                                  June 2001; Vice President, Business
                                  Development from April 1997 to October 1999.


Steven A. Ellers           52     President, Pharmaceutical Systems Division
                                  since June 2002; Executive Vice President from June 2000 to June 2002; Senior Vice
                                  President and Chief Financial Officer from
                                  March 1998 to June 2000; Group President from
                                  April 1997 to March 1998.

John R. Gailey III         48     Vice President, General Counsel and Secretary.


Herbert L. Hugill          55     President  of the  Americas,  Pharmaceutical
                                  Systems  Division since January 2002;
                                  President, Global Sales and Marketing from
                                  May 2001 until January 2002;  Division
                                  President, Clinical Services from November
                                  1999 until May 2001 and General Manager of the Clinical Services Group from April 1999 until November 1999. Previously Mr. Hugill served as Chief Operating Officer of Collaborative Clinical Research, Inc.

Robert J. Keating          54     President, Europe and Asia Pacific,
                                  Pharmaceutical Systems Division since April
                                  2002; Regional Director Asia Pacific from
                                  June 1998 to April 2002; General Manager from
                                  July 1997 until June 1998.

Name                         Age    Business Experience During Past Five Years
----                         ---    --------------------------------------------

William G. Little            60     Chairman of the Board until March 2003;
                                    Chief Executive Officer until April 30, 2002 and President until September 1998.

Richard Luzzi                51     Vice President, Human Resources from June
                                    2002 to present; Vice President, Human
                                    Resources of GS Industries from July 1998 until May 2002. Previously Mr. Luzzi served as Vice President of Human Resources of
                                    Lukens, Inc.

Donald E. Morel, Jr., Ph.D.  45     Chairman of the Board since March 2003,
                                    Chief Executive Officer since April 2002 and
                                    President since May 2001; Chief Operating
                                    Officer from May 2001 to April 2002;
                                    Division President, Drug Delivery Systems from October 1999 to May 2001; Group
                                    President from April 1998 to October 1999.
                                    Previously Vice President, Scientific
                                    Services.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------
The Company's common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2002 and 2001 and full year 2002 and 2001 were as follows:

            First          Second           Third          Fourth
           Quarter         Quarter         Quarter         Quarter          Year
         High   Low      High    Low      High   Low      High   Low     High   Low
2002    30.53  25.00    32.50   27.90    31.99  21.08    24.80  16.25    32.50  16.25
2001    26.16  22.75    27.60   22.80    28.35  23.12    28.30  23.30    28.35  22.75

As of March 20, 2003, the Company had 1,665 shareholders of record. There were also 3,046 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.18 per share in each of the first three quarters of 2001; $.19 per share in the fourth quarter of 2001 and each of the first three quarters of 2002; and $.20 per share in the fourth quarter of 2002.

Item 6.   Selected Financial Data.
          -----------------------
Information with respect to the Company's net sales, income from continuing operations, income (loss) from discontinued operations, income per share from continuing operations (basic and assuming dilution), income (loss) per share from discontinued operations (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Summary of Operations" of the 2002 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Year-End Financial Position" of the 2002 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.
         ------------------------------------------------------------
The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section of the 2002 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
         ---------------------------------------------------------
The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The following describes the nature of these risks. All debt securities and derivative instruments are considered non-trading.

Foreign Currency  Exchange Risk
-------------------------------
The Company has subsidiaries outside the United States accounting for approximately 46% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary and are therefore translated into U.S. dollars, the foreign subsidiaries may hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result of the above, the Company's results of operations and financial position are exposed to changing exchange rates. The Company periodically uses forward contracts to hedge certain transactions, but generally does not hedge foreign currency exposures. In order to minimize the effect of foreign currency fluctuations, the Company attempts to pass foreign currency costs on to customers through price increases.

Interest Rate Risk
------------------
As a result of its normal borrowing activities the Company is exposed to fluctuations in interest rates, which the Company manages primarily through its financing activities. The Company has short- and long- term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of notes payable to banks under lines of credit at variable interest rates. Long-term debt consists of $100,000 in senior notes at a fixed rate of interest and revolving credit facilities and other notes at variable rates.

The Company also utilizes interest rate swaps to minimize interest rate fluctuations on certain debt obligations. As of December 31, 2002, the Company had one interest rate swap. The swap, with a notional amount of 6,950 British Pound Sterling ($11,200), converts variable rate debt to a fixed rate of 7.2%. The swap expires in October 2003.

The following table summarizes the Company's interest rate risk sensitive instruments:

                                                       Expected Maturity Date                December 31, 2002
                                                                                    There-   Carrying     Fair
($ in millions)                         2003     2004     2005     2006     2007    after       Value    Value
                                    ---------------------------------------------------------------------------

Notes Payable and Current
 Portion of Long-term Debt:

U.S. dollar denominated             $    500    $   -    $   -    $   -    $   -   $    -     $   500   $  500
  Average interest rate - fixed          9.1%
BPS denominated                       11,200        -        -        -        -        -      11,200   11,400
  Average interest rate - variable       4.5%
BPS denominated                        3,800        -        -        -        -        -       3,800    3,800
  Average interest rate - variable       5.2%
Euro denominated                         200        -        -        -        -        -         200      200
  Average interest rate - fixed          0.0%
Other denominations                      100        -        -        -        -        -         100      100
  Average interest rate - fixed          2.0%
                                     --------------------------------------------------------------------------
Long-Term Debt:

U.S. dollar denominated                    -        -        -        -        -  100,000     100,000  100,300
  Average interest rate - fixed                                                       6.8%
U.S. dollar denominated                    -        -   38,300        -        -        -      38,300   38,300
  Average interest rate - variable                         2.4%
BPS denominated                            -        -   20,900        -        -        -      20,900   20,900
  Average interest rate - variable                         5.0%
                                     --------------------------------------------------------------------------
Interest Rate Swaps:

Variable to fixed - BPS                  200        -        -        -        -        -         200      200
   Fixed pay rate                        7.2%
                                     --------------------------------------------------------------------------


Item 8.  Financial Statements and Supplementary Data.
         ---------------------------------------------
The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" of the 2002 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.
         -------------------------------------------------
None.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------
Information called for by this Item is incorporated by reference to "PROPOSAL #1: ELECTION OF DIRECTORS" in the Proxy Statement.

Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11.  Executive Compensation.
          -----------------------
Information called for by this Item is incorporated by reference to "COMPENSATION OF DIRECTORS AND NAMED EXECUTIVE OFFICERS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------
Information called for by this Item is incorporated by reference to "PRINCIPAL OWNERS OF COMMON STOCK", "INFORMATION ABOUT THE BOARD AND BOARD COMMITTEES - Stock Ownership of Directors and Executive Officers, Equity Compensation Plan Information" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
None

Item 14.  Controls and Procedures.
          -----------------------
In connection with the preparation and filing of the Company's Quarterly Report on Form 10-Q for the third quarter of 2002, the Company established disclosure controls and procedures (as defined under SEC Rules 13a-14 and 15d-14). These controls and procedures are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers") to allow timely decisions regarding required disclosure. As part of this process, the Company also established a Disclosure Committee of key management from a variety of functional areas. The Disclosure Committee monitors the Company"s disclosure controls and procedures, assists the Certifying Officers in evaluating their effectiveness and supports the Certifying Officers' certification of the Company's periodic reports as required by SEC Rule 13a-14 and 15d-14.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report and, based on such evaluation, have concluded that such disclosure controls and procedures are effective.

There were no significant changes in internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation mentioned above. In addition, no corrective actions were taken or required with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.        Exhibits, Financial Statement Schedule and Reports on
                Form 8-K.
                ------------------------------------------------------


(a)1. The following report and consolidated financial statements, included in the 2002 Annual Report to Shareholders, have been incorporated herein by reference:

          Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

          Consolidated  Statements of Comprehensive   Income (Loss)for the years
          ended December 31, 2002, 2001 and 2000

          Consolidated Balance Sheets at December 31, 2002 and 2001

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

(a)2.     Financial Statement Schedule

          Report of Independent Accountants on Financial Statement Schedule

          To the Board of Directors of West Pharmaceutical Services Inc.:

          Our audits of the consolidated financial statements referred to in our report dated March 3, 2003 appearing in the 2002 Annual Report to Shareholders of West Pharmaceutical Services Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


          /s/PricewaterhouseCoopers LLP
          -----------------------------
          PricewaterhouseCoopers LLP
          Philadelphia, Pennsylvania
          March 3, 2003

          Schedule II - Valuation and Qualifying Accounts


                                                        Balance at   Charged to                  Balance at
                                                      beginning of    costs and   Translation        end of
                                                            period     expenses   adjustments        period
                                                   --------------------------------------------------------
          Deferred tax asset valuation allowance:

          For the year ended December 31,

                                 2002                     $ 10,700     $ 3,100       $ (4,000)     $  9,800
                                 2001                       10,200        (500)         1,000        10,700
                                 2000                        4,900       1,900          3,400        10,200


          All  other   schedules  are  omitted   because  they  are  either  not
          applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)3.     See Index to Exhibits on pages F-1, F-2, F-3, F-4 and F-5 of this
          Report.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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


WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)



By: /s/ Linda R. Altemus
-----------------------------------------------
Linda R. Altemus
Vice President and Chief Financial Officer



March 26, 2003
--------------------------------------------
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



      Signature                                Title                            Date
      ---------                                ------                          -------

 /s/ Donald E. Morel, Jr., Ph.D.        Director, President,                March 26, 2003
--------------------------------        Chief Executive Officer
Donald E. Morel, Jr., Ph.D.             and Chairman of the Board
                                        (Principal Executive Officer)


 /s/ Joseph E. Abbott                   Vice President and                  March 26, 2003
-------------------------------         Corporate Controller
Joseph E. Abbott                        (Principal Accounting Officer)


 /s/ Tenley E. Albright                 Director                            March 26, 2003
-------------------------------
Tenley E. Albright *


 /s/ Linda R. Altemus                   Vice President and                  March 26, 2003
-------------------------------         Chief Financial Officer
Linda R. Altemus                        (Principal Financial Officer)


 /s/ John W. Conway                     Director                            March 26, 2003
-------------------------------
John W. Conway*


 /s/ George W. Ebright                  Director                            March 26, 2003
-------------------------------
George W. Ebright*


 /s/ L. Robert Johnson                  Director                            March 26, 2003
-------------------------------
L. Robert Johnson*


 /s/ William G. Little                  Director                            March 26, 2003
-------------------------------
William G. Little*





      Signature                         Title                                   Date
      ---------                         ------                                 -------

 /s/ William H. Longfield               Director                            March 26, 2003
--------------------------------
William H. Longfield*


 /s/ John P. Neafsey                    Director                            March 26, 2003
--------------------------------
John P. Neafsey*


 /s/ Anthony Welters                    Director                            March 26, 2003
--------------------------------
Anthony Welters*


 /s/ Geoffrey F. Worden                 Director                            March 26, 2003
--------------------------------
Geoffrey F. Worden*


 /s/ Robert C. Young                    Director                            March 26, 2003
--------------------------------
Robert C. Young*


 /s/ Patrick J. Zenner                  Director                            March 26, 2003
--------------------------------
Patrick J. Zenner*



* By John R. Gailey III pursuant to a power of attorney.


CERTIFICATION

I, Donald E. Morel, Jr. Ph.D., certify that:

1. I have reviewed this annual report on Form 10-K of West Pharmaceutical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

By: /s/ Donald E. Morel, Jr., Ph.D.
-----------------------------------
Donald E. Morel, Jr., Ph.D.
President and Chief Executive Officer

CERTIFICATION

I, Linda R. Altemus, certify that:

1. I have reviewed this annual report on Form 10-K of West Pharmaceutical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

By: /s/ Linda R. Altemus
-----------------------------------------
Linda R. Altemus
Vice President and Chief Financial Officer

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

(4) (a) (1)         Article  5,  6,  8(c)  and 9 of  the  Amended  and  Restated
                    Articles of Incorporation of the Company, incorporated by reference to Exhibit (3) (a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.
                    1-8036).

(4) (a) (2)         Article I and V of the Bylaws of the  Company,  as  amended,
                    incorporated   by  reference  to  Exhibit  (3)  (b)  to  the
                    Company's Form 10-Q for the quarter ended September 30, 1998
                    (File No. 1-8036).

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

(4) (c) (1)         First  Amendment  dated as of  September  14,  2000,  to the
                    Credit Agreement, incorporated by reference to Exhibit (4)
                    (c) (1) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

Exhibit
Number

(4) (c) (2)         Second  Amendment  dated as of  November  17,  2000,  to the
                    Credit  Agreement,  incorporated by reference to Exhibit (4)
                    (c) (2) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(4) (c) (3)         Joinder and  Assumption  Agreement  dated as of February 28,
                    2001, with respect to the Credit Agreement,  incorporated by reference  to Exhibit  (4) (c) (3) of the  Company's  Annual
                    Report on Form 10-K for the year  ended  December  31,  2001
                    (File No. 1-8036).
..
(4) (c) (4)         Third  Amendment dated as of February 28, 2001 to the Credit
                    Agreement, incorporated by reference to Exhibit (4) (c) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(4) (c) (5)         Fourth Amendment dated as of July 13, 2001 to the Credit
                    Agreement, incorporated by reference to Exhibit (10) (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8036).

(4) (c) (6)         Extension  Agreement  dated  as of  January  5,  2001 to the
                    Credit  Agreement,  incorporated by reference to Exhibit (4)
                    (c) (6) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(4) (c) (7)         Fifth  Amendment  dated  as of July 17,  2002 to the  Credit
                    Agreement, incorporated by reference to Exhibit (4) (c) (7) of the Company's Quarterly Annual Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-8036).

(9)                 None.

(10) (a) Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company's headquarters in Lionville, Pa., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

(10) (aa)           Discounted  Stock  Purchase  Plan,  as Amended and Restated,
                    dated as of November 5, 1991.

(10) (b) First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to Exhibit (10)(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10) (bb)           Amendment No. 1 to Discounted Stock Purchase Plan, effective as of December 31, 2001.

(10) (c) Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and the Company relating to the lease of the Company's site in Montgomery, Pa.

Exhibit
Number


(10) (d) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-
                    8036).

(10) (e) Amendments to the Long Term Incentive Plan, dated April 30, 1996, incorporated herein by reference to Exhibit (10)(a) of the Company's Form 10Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10) (e) (1)        Amendment to the Long Term Incentive Plan, Effective October
                    30, 2001, incorporated by reference to Exhibit 10(d)(1) of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2001 (File No. 1-8036).

(10) (f) 1999 Non-Qualified Stock Option Plan for Non- Employee Directors, effective as of April 27, 1999, incorporated by reference Exhibit (10)(c) of to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1- 8036).

(10) (g) 2002 Management Incentive Bonus Plan, incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-8036).

(10) (h) Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10) (i) Form of Second Amended and Restated Change-in-Control Agreement between the Company and certain of its executive officers dated as of March 25, 2000, incorporated by reference to Exhibit(10)(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10) (i) (1)        Form  of  Amendment  No.1 to  Second  Amended  and  Restated
                    Change-in-Control  Agreement dated as of May 1, 2001 between
                    the  Company  and   certain  of  its   executive   officers,
                    incorporated   by  reference  to  Exhibit  10(g)(1)  of  the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 31, 2001 (File No. 1-8036).

(10) (j) Schedule of agreements with executive officers, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10) (k) Amendment to Amended and Restated Employment Agreement, dated as of April 30, 2002, between the Company and William
                    G. Little, incorporated by reference to Exhibit 10 (a) of the Company's Quarterly Annual Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).

Exhibit
Number

(10) (l) Non-Competition Agreement, dated as of April 30, 2002, between the Company and William G. Little, incorporated by reference to Exhibit 10 (b) of the Company's Quarterly Annual Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).


(10) (m) Employment Agreement, dated as of April 30, 2002, between the Company and Donald E. Morel, Jr., incorporated by reference to Exhibit 10 (c) of the Company's Quarterly Annual Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).

(10) (n) Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between the Company and Donald E. Morel, Jr., incorporated by reference to Exhibit 10 (d) of the Company's Quarterly Annual Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).

(10) (o) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

(10) (p) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10) (q) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(c) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (File No. 1-8036).

(10) (r) Amended and Restated Employment Agreement dated as of March 25, 2000 between the Company and William G. Little, incorporated by reference to Exhibit (10)(a) of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10) (r) (1)        Amendment No.1 to Amended and Restated Employment Agreement,
                    dated as of May 1, 2001,  between the Company and William G.
                    Little, incorporated by reference to Exhibit 10(l)(1) of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2001 (File No. 1-8036).

(10) (s) Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective April 1, 2000, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8036).

(10) (t) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to Exhibit(10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

Exhibit
Number

(10) (u) 1999 Stock-Equivalents Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10) (v) 1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to Exhibit (10)(y) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.1-8036).

(10) (w) Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc.,
                    West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc., incorporated by reference to Exhibit 2.1 of the Company's Current Report on form 8-K dated November 20, 2001 (File No. 1-8036).

(10) (x)            Side  letter  dated  November  30,  2001,   incorporated  by
                    reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 20, 2001 (File No.1-8036).

(10) (y) Amendment No.1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001, incorporated by reference to Exhibit 10(s) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10) (z) 2003 Employee Stock Purchase Plan, effective as of June 1, 2003, incorporated by reference to Appendix A of the Company's 2003 Definitive Proxy Statement on Form 14A (File No. 1-8036).

(11)                Not Applicable.

(12)                Not Applicable.

(13)                Portions of 2002 Annual Report to Shareholders.

(16)                Not applicable.

(18)                None.

(21)                Subsidiaries of the Company.

(22)                None.

(23)                Consent of Independent Accountants.

(24)                Powers of Attorney.

(99) (a) Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) (b)            Certification  by Linda R.  Altemus,  pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.