Form 10-Q
period 2003-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2003-05-13
CIK 105770

                                          SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the Quarterly Period Ended March 31, 2003

                                            Commission File Number 1-8036

                                         WEST PHARMACEUTICAL SERVICES, INC.
                               (Exact name of registrant as specified in its charter)

                      Pennsylvania                                     23-1210010
    --------------------------------------------        ----------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer Identification Number)
          incorporation or organization)

          101 Gordon Drive, PO Box 645,
                Lionville, PA                                            19341-0645
   ---------------------------------------------        ----------------------------------------------
     (Address of principal executive offices)                             (Zip Code)

                             Registrant's telephone number, including area code 610-594-2900

                                                         N/A
--------------------------------------------------------------------------------------------------------------------

                  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 19434 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X.  No  .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes__
No   X .

                                             March 31, 2003 - 14,479,379

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Index

                                  Form 10-Q for the Quarter Ended March 31, 2003

                                                                                                             Page

Part I -Financial Information

        Item 1.    Financial Statements

                   Consolidated Statements of Income for the Three Months ended March 31,
                   2003 and March 31, 2002                                                                   3

                   Condensed Consolidated Balance Sheets at March 31, 2003 and December 31,
                   2002                                                                                      4

                   Consolidated Statement of Shareholder's Equity for the Three Months ended
                   March 31, 2003                                                                            5

                   Condensed Consolidated Statements of Cash Flows for the Three Months ended
                   March 31, 2003 and March 31, 2002                                                         6

                   Notes to Condensed Consolidated Financial Statements                                      7

        Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                12

        Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                 18

        Item 4.    Controls and Procedures                                                                   18

Part II - Other Information

        Item 6.    Exhibits and Reports on Form 8-K                                                          19

SIGNATURES                                                                                                   20

CERTIFICATIONS                                                                                               21, 22

                   Index to Exhibits                                                                         F-1,
                                                                                                             F-2,
                                                                                                             F-3

Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                               Quarter Ended
                                                    March 31, 2003     March 31, 2002
----------------------------------------------------------------------------------------
Net sales                                               $ 117,800           $ 101,700
Cost of goods and services sold                            81,400              70,900
----------------------------------------------------------------------------------------
    Gross profit                                           36,400              30,800
Selling, general and administrative expenses               24,400              20,300
Costs associated with plant explosion, net                  5,100                  -
Other (income) expense, net                                   400              (1,800)
----------------------------------------------------------------------------------------
   Operating profit                                         6,500              12,300
Interest expense, net                                       1,900               2,400
----------------------------------------------------------------------------------------
   Income before income taxes                               4,600               9,900
Provision for income taxes                                  1,300               3,800
----------------------------------------------------------------------------------------
   Income from consolidated operations                      3,300               6,100
Equity in net income of affiliated companies                  500                 200
----------------------------------------------------------------------------------------
   Income from continuing operations                        3,800               6,300
Discontinued operations, net of tax                             -                (200)
----------------------------------------------------------------------------------------
   Net income                                          $    3,800           $   6,100
========================================================================================
Net income (loss) per share:
   Basic
      Continuing operations                            $     0.26           $    0.44
      Discontinued operations                                   -               (0.02)
----------------------------------------------------------------------------------------
                                                       $     0.26           $    0.42
----------------------------------------------------------------------------------------

   Assuming dilution
      Continuing operations                            $     0.26           $    0.44
      Discontinued operations                                   -               (0.02)
----------------------------------------------------------------------------------------
                                                       $     0.26           $    0.42
----------------------------------------------------------------------------------------

Average common shares outstanding                          14,480              14,366
Average shares assuming dilution                           14,480              14,397

Dividends declared per common share                    $     0.20           $    0.19

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                           Unaudited
                                                            March 31,           Dec. 31,
                                                                2003                2002
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents                     $   37,100          $   33,200
     Accounts receivable                                      72,600              66,600
     Inventories                                              42,400              41,300
     Income tax refundable                                     3,000               3,600
     Deferred income tax benefits                              5,100               5,200
     Other current assets                                     12,300              11,900
-----------------------------------------------------------------------------------------
Total current assets                                         172,500             161,800
-----------------------------------------------------------------------------------------

Property, plant and equipment                                497,700             499,600
Less accumulated depreciation and amortization              (284,000)           (276,300)
-----------------------------------------------------------------------------------------
                                                             213,700             223,300
Investments in affiliated companies                           18,900              18,000
Goodwill                                                      36,300              35,500
Pension asset                                                 52,100              53,000
Deferred income tax benefits                                  20,600              19,900
Insurance receivable                                          10,600                   -
Patents                                                        7,000               7,300
Other intangibles                                              1,900               1,700
Other assets                                                   8,300               9,100
-----------------------------------------------------------------------------------------
Total Assets                                              $  541,900          $  529,600
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                    $   11,400          $   11,700
     Notes payable                                             1,500               4,100
     Accounts payable                                         21,600              19,200
     Accrued expenses:
        Salaries, wages and benefits                          15,800              17,000
        Income taxes payable                                  10,900               9,400
        Restructuring costs                                    1,000               1,400
        Deferred income taxes                                  2,400               2,400
        Other                                                 28,100              23,000
-----------------------------------------------------------------------------------------
Total current liabilities                                     92,700              88,200
-----------------------------------------------------------------------------------------
Long-term debt, excluding current portion                    160,700             159,200
Deferred income taxes                                         48,900              48,500
Other long-term liabilities                                   32,600              32,200
Shareholders' equity                                         207,000             201,500
-----------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                $  541,900          $  529,600
=========================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                                      Accumulated
                                                         Capital in                      other
                                              Common      excess of     Retained     comprehensive     Treasury
                                               stock      par value     earnings         (loss)          stock       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $  4,300    $  30,900     $ 261,200    $   (13,400)     $ (81,500)   $ 201,500

Net income                                                                 3,800                                      3,800

Cash dividends declared                                                   (2,900)                                    (2,900)

Foreign currency translation adjustment                                                   4,500                       4,500

Minimum pension liability
 translation adjustment                                                                     100                         100

--------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                      $  4,300    $  30,900     $  262,100   $    (8,800)     $ (81,500)   $ 207,000
================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                           Three Months Ended
                                                                       March 31,           March 31,
                                                                           2003                 2002
-----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                                      $     3,800         $     6,100
     Loss from discontinued operations                                         -                 200
     Depreciation and amortization                                         8,100               7,900
     Other non-cash items, net                                               900              (1,100)
     Changes in assets and liabilities, net of effects of
       discontinued operations                                             1,300             (10,200)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities
of continuing operations                                                  14,100               2,900
-----------------------------------------------------------------------------------------------------

Cash flows (used in) provided by investing activities:
     Property, plant and equipment acquired                               (7,300)            (10,600)
     Insurance proceeds received for explosion
      destroyed equipment                                                    500                   -
     Deposit held in trust from sale of assets                                 -               4,300
     Customer advances, net of repayments                                    100              (1,100)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities
of continuing operations                                                  (6,700)             (7,400)
-----------------------------------------------------------------------------------------------------

Cash flows (used in) provided by financing activities:
     Net borrowings (repayments) under revolving
       credit agreements                                                   1,200              (1,800)
     Repayment of subordinated debenture                                       -              (4,300)
     Repayment of other long-term debt                                      (100)               (200)
     Other notes payable, net                                             (2,600)               (100)
     Dividend payments                                                    (2,900)             (2,800)
     Issuance of common stock                                                  -               2,100
-----------------------------------------------------------------------------------------------------
Net cash used in financing activities
of continuing operations                                                  (4,400)             (7,100)
-----------------------------------------------------------------------------------------------------
Net cash used in discontinued operations                                       -                (200)
-----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                             900              (1,400)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       3,900             (13,200)
Cash, including cash equivalents at beginning of period                   33,200              42,100
-----------------------------------------------------------------------------------------------------
Cash, including cash equivalents at end of period                    $    37,100         $    28,900
=====================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                West Pharmaceutical Services, Inc. and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (in thousands, except share and per share data)

1.   The interim consolidated financial statements for the three-month period ended March 31, 2003 should be read in conjunction with the consolidated  financial statements and notes thereto of West Pharmaceutical
     Services, Inc. (the Company), appearing in the Company's  2002 Annual Report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  Interim results are based on the Company's unaudited accounts.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet, the unaudited Consolidated
     Statement of Shareholders' Equity, the unaudited Consolidated Statements of Income and the unaudited
     Condensed Consolidated Statements of Cash Flows as of and for the period ended March 31, 2003 and for the comparative period in 2002 contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position as of March 31, 2003 and the results of operations and cash flows for the respective periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.

     Reclassification
     ----------------
     Certain reclassifications were made to prior period financial statements to be consistent with the current period reporting presentation.

     Income Taxes
     ------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events and taxes applicable to prior year adjustments, if any, are recorded as identified.

     Stock-Based Compensation
     ------------------------
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                                West Pharmaceutical Services, Inc. and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (in thousands, except share and per share data)
                                                    (continued)

     The Company did not record compensation cost related to stock option and stock purchase plans for the three months ended March 31, 2003 and 2002 because grants are made at 100% of fair market value on the grant date.  If the fair value based method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation,"
     had been applied to stock option grants, the Company's net income and basic and diluted net income per share would have been reduced as summarized below:

                                                                       Three Months Ended
                                                                       3/31/03     3/31/02
           --------------------------------------------------------------------------------
           Net income, as reported:                                  $  3,800     $  6,100
             Deduct: Total stock-based compensation expense
              determined under the fair value based method
              for all awards, net of tax                                (200)        (400)
           --------------------------------------------------------------------------------

           Pro forma net income                                      $  3,600     $  5,700
           ================================================================================

           Net income per share:
            Basic, as reported                                       $   0.26     $   0.42
            Basic, pro forma                                         $   0.25     $   0.40

            Diluted, as reported                                     $   0.26     $   0.42
            Diluted, pro forma                                       $   0.25     $   0.39
           --------------------------------------------------------------------------------

2.       Inventories at March 31, 2003 and December 31, 2002  were as follows:

                                                        3/31/03           12/31/02
                         ----------------------------------------------------------
                         Finished goods            $     18,800     $       18,900
                         Work in process                  8,700              7,400
                         Raw materials                   14,900             15,000
                         ----------------------------------------------------------
                                                   $     42,400     $       41,300
                         ==========================================================

3.       Comprehensive income (loss) for the three months ended March 31, 2003 and March 31, 2002 was as follows:
                                                                           Three Months Ended
                                                                         3/31/03       3/31/02
         --------------------------------------------------------------------------------------
         Net income                                                  $   3,800      $   6,100
         Foreign currency translation adjustments                        4,500         (5,700)
         Minimum pension liability translation adjustments                 100            100
         Fair value adjustment on derivative
          financial instruments                                              -            100
         --------------------------------------------------------------------------------------
         Comprehensive income (loss)                                 $   8,400      $     600
         ======================================================================================

                                West Pharmaceutical Services, Inc. and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                (in thousands, except share and per share data)
                                                    (continued)

4.       Net sales to external customers and operating profit (loss) by operating segment for the three months ended March 31, 2003 and March 31, 2002 were as follows:

                                                             Three Months Ended
                                                                   March 31
           Net Sales:                                        2003             2002
           ------------------------------------------------------------------------
           Pharmaceutical Systems                       $ 116,200       $   99,100
           Drug Delivery Systems                            1,600            2,600
           ------------------------------------------------------------------------
           Consolidated Total                           $ 117,800       $  101,700
           ========================================================================

                                                             Three Months Ended
                                                                   March 31
           Operating Profit (Loss):                          2003             2002
           ------------------------------------------------------------------------
           Pharmaceutical Systems                       $  21,000       $   17,300
           Drug Delivery Systems                           (3,500)          (2,500)
           Corporate costs                                 (4,600)          (4,900)
           Pension income (expense)                        (1,300)             700
           Costs associated with plant explosion           (5,100)               -
           Argentina foreign exchange gain                      -            1,700
           ------------------------------------------------------------------------
           Consolidated Total                           $   6,500       $   12,300
           ========================================================================

     In the first quarter of 2003 approximately $11,100 of property, plant and equipment and $2,100 of inventory in the Pharmaceutical Systems segment were destroyed in a plant explosion (see footnote #10).  Compared with
     December 31, 2002, there were no other material changes in the amount of assets as of March 31, 2003 for any other operating segment.

5.   Common stock issued at March 31, 2003 was 17,165,141 shares, of which 2,685,762 shares were held in treasury.  Dividends of $.20 per common share were paid in the first quarter of 2003 and a dividend of $.20 per share payable May 7, 2003 to holders of record on April 23, 2003 was declared on March 24, 2003.

6.   The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  Based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $900 at March 31, 2003 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years.  The Company does not anticipate any possible recovery from insurance or other sources.

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

                                        Severance                Continuing     Discontinued
                                      and benefits     Other     operations     operations       Total
     -----------------------------------------------------------------------------------------------------

     Balance, December 31, 2002        $   800        $  500      $  1,300      $   100        $  1,400

     Cash payments                        (200)         (100)         (300)        (100)           (400)
     -----------------------------------------------------------------------------------------------------

     Balance, March 31, 2003           $   600        $  400      $  1,000      $    -         $  1,000                                                                                   $
     =====================================================================================================

     Reductions to the reserve balance represent severance and benefits payments and monthly payments for a terminated information systems contract.  The Company expects to complete all payments within the next twelve months.

8.   In December 2002, the Company sold its consumer healthcare research business located in Indianapolis,
     Indiana.  The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.

     The Company was required to hold $4,300 of the proceeds from the 2001 sale of the contract manufacturing and packaging business in trust for the repayment of certain debentures that became due and payable upon its sale in 2001.  These debentures were repaid in the first quarter of 2002 resulting in a $400, net of tax, charge which was included in discontinued operations.

9.   Other (income) expense for the three months ended March 31, 2003 and March 31, 2002 were as follows:

                                                                           Three Months Ended
                                                                       3/31/2003        3/31/2002
                                                                       ---------------------------
           Foreign exchange (gains) losses                             $      -        $  (1,600)
           Loss on sales of equipment and other assets                      300                -
           Other                                                            100             (200)
                                                                       ---------------------------
                                                                       $    400        $  (1,800)
                                                                       ===========================

     During the first quarter of 2002, the Company's Argentina subsidiary recorded a foreign exchange gain of
     $1,700 on assets denominated in non-peso currencies due to the devaluation of the Argentine peso.  The foreign currency gain was subject to both Argentine federal income taxes and related U.S. dividend withholding taxes.

                                West Pharmaceutical Services, Inc. and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                    (continued)

10.  On January 29, 2003, the Company's Kinston, North Carolina plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and inventories.  The Company recognized $5,100 of direct costs associated with the loss in the first quarter of 2003, primarily for uninsured costs, including deductibles, legal and investigational costs, and environmental response costs.

     In addition, at March 31, 2003 the Company recorded a $10,600 insurance receivable from its insurance provider.  The receivable includes $11,100 for the net book value of the Kinston plant's property, plant and equipment, $2,100 for the net book value of the inventory and $2,400 of other recoverable costs, offset by a
     $5,000 cash advance from the Company's insurance provider.

     The Company has been named a defendant in a lawsuit in connection with the explosion in which plaintiffs seek unspecified compensatory and punitive damages.  The Company is unable to estimate the possible range of loss at this time.

                                                                                                    Page  12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------------------------------------------------------------------------------

Net Sales
---------
Net sales for the first quarter of 2003 were $117.8 million compared to $101.7 million reported in the first quarter of 2002. Sales increased 16% from the prior year quarter with 7% of the increase due to the impact of foreign exchange.  Overall price increases accounted for 2.1% of the sales increase over the first quarter of
2002.

First quarter 2003 sales for the Pharmaceutical Systems segment were $116.2 million, a $17.1 million or 17%
increase from prior year reported sales of $99.1 million.  Approximately 7% of the increase is the result of foreign exchange. Segment sales increased in all geographic regions with significant increases in Europe mainly in prefilled syringe components. European sales grew 38% with 25% of the increase resulting from foreign exchange rates.  Sales in domestic markets increased 8% from the prior year quarter.  The increase in domestic markets is primarily led by demand for the Company's Westar(R) line of ready-to-sterilize components.

Drug Delivery Systems segment revenues were $1.6 million, compared to $2.6 million in the prior year quarter.
The decrease in revenue is due to the continued weakness in demand for clinical research in the contract research unit.  Drug delivery business unit revenues were consistent with those in the first quarter of 2002.

Operating Profit
----------------
The Company recorded operating profit of $6.5 million in the first quarter of 2003, compared to $12.3 million in the prior year quarter.  Operating profit (loss) by operating segment, including corporate costs, U.S. pension plan income (expense) and other charges recorded in operating profit for the quarter ended March 31, 2003 and
March 31, 2002 were as follows:

                                                         Quarter Ended
       ($ in millions)                     March 31, 2003          March 31, 2002
       ---------------------------------------------------------------------------

       Pharmaceutical Systems              $    21.0                $   17.3
       Drug Delivery Systems                    (3.5)                   (2.5)
       Corporate costs                          (4.6)                   (4.9)
       Pension income (expense)                 (1.3)                    0.7
       Argentina foreign
        exchange gain                              -                     1.7
       Costs associated with plant
        explosion                               (5.1)                      -
       ---------------------------------------------------------------------------
       Consolidated Total                  $     6.5                $   12.3
       ===========================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
------------------------------------------------------------------------------------------------

Pharmaceutical Systems' segment operating profit increased by $3.7 million, of which $1.7 million is due to the strength of foreign currencies, particularly in Europe, versus the U.S. dollar.  Improvements in 2003 resulted from increased gross profit generated by sales volume increases. Gross margin in the Pharmaceutical Systems segment increased to 31.2% compared to 30.6% in the prior year quarter, including the effects of improved production efficiencies in Europe mostly relating to facility expansion projects in France and Germany. The improvements in Europe were offset by higher domestic production costs resulting from the transfer of production from Kinston to other manufacturing locations. Selling, general and administrative expenses were approximately
13% of net sales in both quarters.

In the Drug Delivery Systems' segment, lower clinical services revenues and higher research and development costs on several near-term technology licensing opportunities contributed to an increased segment operating loss of
$1.0 million compared to 2002. During the first quarter of 2003, the Company completed a licensing agreement with
Chiron Corporation for the use of Chysis(TM) with a new vaccine product. West will conduct and receive reimbursement for toxicology and other studies beginning in 2003, in addition to milestone payments connected to regulatory filings and approvals, the majority of which are not expected to occur for two to three years.

Corporate costs were $4.6 million in 2003 down from the $4.9 million in 2002.  The decrease in Corporate costs is the result of a decrease in information systems project costs.  Corporate other (income) expense for the first quarter 2003 includes the impact of local rezoning activity which reduced the estimated fair value of a property held for sale by $0.3 million.

U.S. pension plan expenses were $1.3 million in 2003 compared to income of $0.7 million in 2002.  The additional expense is mainly the result of declining pension plan asset values.

First quarter 2002 results include a $1.7 million foreign exchange gain recorded by the Company's subsidiary in
Argentina on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Costs Associated With Plant Explosion
-------------------------------------
The Company recognized $5.1 million of direct costs associated with the Kinston plant casualty loss in the first quarter of 2003, primarily for uninsured costs, including deductibles, legal and investigational costs, and environmental response costs.  Certain additional costs associated with operating under the Company's manufacturing recovery plan, including production inefficiencies, additional freight and the use of overtime, are included in the results of operations for the quarter.  While the Company believes that these additional costs will be subject to insurance recovery, it is unable to estimate the ultimate amount of the recovery at this time.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
------------------------------------------------------------------------------------------------

As a result of higher than expected legal and investigatory costs associated with the accident, the Company has raised its full year 2003 estimate of uninsured costs associated with the Kinston loss to approximately $10 million, subject to continuing risks that the scope and cost of the legal response and investigation will increase.

Interest Expense, net
----------------------
Net interest costs were $1.9 million in 2003 a decline of $0.5 million from the prior year quarter.  The decrease is mainly due to increased interest income from customer advances as well as lower interest expense resulting from lower debt levels in the current year.

Provision for Income Taxes
--------------------------
The effective tax rate for the first quarter of 2003 was 29% compared to 39% in the first quarter of 2002.  The costs related to the Kinston casualty loss in 2003 resulted in a 3% decrease in the effective tax rate from the prior year. The foreign exchange gain in 2002 generated a 4% increase in the effective tax rate. The remaining decrease in the effective tax rate from the prior year quarter is a result of the utilization of foreign tax credits and a change in the geographic mix of earnings.

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, improved from the prior year quarter due to increased sales as well as decreases in manufacturing expenses.  Results from the Company's 49% owned Mexican affiliates were consistent with those reported in the first quarter of 2002.

Discontinued Operations
-----------------------
In December 2002, the Company sold its consumer healthcare research business located in Indianapolis, Indiana.
First quarter 2002 income for this business of $0.2 million has been reflected as discontinued operations in the accompanying consolidated financial statements.

The Company was required to hold $4.3 million of the proceeds of the 2001 sale of the contract manufacturing and packaging business in trust for the repayment of certain debentures that became due and payable upon the sale.
These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million, net of tax, charge which was included in discontinued operations.

Net Income
----------
Net income for the first quarter of 2003 was $3.8 million, or $.26 per share, compared to $6.1 million, or $.42 per share, in the first quarter of 2002.  Net income for the first quarter of 2003 included $5.1 million of pre-tax costs ($3.3 million, or $0.23 per share, net of tax) related to the explosion at the Kinston facility.
Net income for the first quarter of 2002 included a $1.7 million foreign exchange gain ($0.8 million, or $0.05 per share, net of tax) related to the devaluation of the Argentine peso.  Also included in 2002 was a loss on discontinued operations of $0.2 million, or $0.02 per share, net of tax.  Average common shares outstanding were
14.5 million in the first quarter of 2003 compared to 14.4 million in the first quarter of 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
------------------------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Working capital at March 31, 2003 was $79.8 million compared with $73.6 million at December 31, 2002.  The working capital ratio at March 31, 2003 was 1.9 to 1. Accounts receivable increased significantly, reflecting the increase in March 2003 sales levels versus December 2002.  Days sales outstanding remained consistent with 2002.
Cash flow from operations was $14.1 million in the first quarter of 2003, an increase of $11.2 million from the prior year quarter.  The increase is due to strong operating results in the Company's Pharmaceutical Systems segment as well as the net impact of a cash advance from its insurance carrier related to the Kinston casualty loss.  Low fourth quarter 2001 sales negatively impacted first quarter 2002 cash flows.

Capital spending was $7.3 million, approximately half of which was focused on new products and expansion activities, including the expansion of the Company's primary production facility for Westar products.  The remaining capital expenditures were for new equipment purchases and equipment upgrades used in the production of the Company's existing product lines.  Full year 2003 capital spending is projected to be approximately $45 million. The Company paid cash dividends totaling $2.9 million ($0.20 per share) during the first quarter of 2003.

Debt as a percentage of total invested capital at March 31, 2003 was 45.6% compared with 46.5% at December 31,
2002.  Total shareholder's equity was $207.0 million at March 31, 2003 compared to $201.5 million at December 31,
2002.  The increase in equity was due to current year net income and positive foreign currency translation adjustments partially offset by dividend payments.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company's future expected cash requirements, at least through July 2005, at which time the Company's revolving credit facility expires.  The Company fully expects to obtain similar credit facilities at that time.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company's Kinston,
NC plant.  See the text under the caption "Cautionary Statement Regarding Forward-Looking Information."

New Accounting Standards
------------------------
In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" (SFAS 146).  SFAS 146 requires that a liability for costs associated with a disposal activity, including those related to employee termination benefits, be recognized when the liability is incurred, and not necessarily at the date of an entity's commitment to an exit plan as had been the practice under the prior accounting guidance.  SFAS 146, which was adopted on January 1, 2003, did not have an impact on the Company's consolidated financial position or results of operations.
                                                                                                    Page 16

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
------------------------------------------------------------------------------------------------

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others" (FIN 45) was issued. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN 45 became effective for financial statements ending after December 15, 2002. FIN
45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions apply on a
prospective basis to guarantees issued or modified after December 31, 2002.   FIN 45 did not have a material
effect on the Company's consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, "Revenue
Arrangements with Multiple Deliverables."  The consensus provides guidance on the timing of revenue recognition for sales arrangements that deliver more than one product or service.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently analyzing the impact, if any, the adoption of EITF 00-21 will have on its financial statements.

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

In order to minimize the exposure to foreign currency fluctuations, the Company borrowed 10.0 million British
Pound Sterling (BPS) in 2002 and designated the borrowing as a hedge of the Company's net investment in its
U.K. subsidiaries.  Due to unfavorable interest rates, the 10.0 million BPS debt was repaid in the first quarter of 2003.  The mark to market adjustments recorded as a cumulative translation adjustment to shareholders' equity will remain there until the disposal of the investment.

Due to continuing fluctuations in the Japanese Yen, in January 2003, the Company entered into an arrangement to hedge its net investment in Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest.  The Company's strategy is to minimize the exposure to foreign currency fluctuations by employing borrowings in the functional currency of the investment. The Company borrowed 1.7 billion Yen under its five-year revolving credit facility and has designated the borrowing as a hedge of its net investment in the
Company's investment in Daikyo.

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
------------------------------------------------------------------------------------------------

In March 2003, the Company entered into two forward contracts in order to hedge foreign currency exposure on cross currency intercompany loans.  Both forward contracts, which were designated as fair value hedges, terminate in April 2003 when the intercompany loans will be repaid.  The notional amounts for the two forward contracts entered into by a subsidiary with a BPS functional currency were $3.0 million and 12.2 million Danish Krone.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
Certain statements contained in this Report or in other company documents and certain statements that may be made by management of the Company orally may contain forward-looking statements as defined in the Private Securities
Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historic or current facts.  They use words such as "estimate," "expect," "intend," "believe," "plan, "
"anticipate" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.  In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed or implied in any forward looking statement.

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand, timing of customers' projects; successful development of proprietary drug delivery technologies and systems; regulatory, licensee and/or market acceptance of products based on those technologies; competitive pressures; the strength or weakness of the U.S. dollar; inflation; the cost of raw materials; the availability of credit facilities; and, statutory tax rates.  With respect to the explosion and fire at the Company's Kinston, NC plant, the following factors should also be taken into consideration: the timely replacement of production capacity; the adequacy and timing of insurance recoveries for property losses; the unpredictability of existing and future possible litigation related to the explosion and the adequacy of insurance recoveries for costs associated with such litigation; government actions or investigations affecting the Company; the ability of the
Company to successfully shift production and compounding capacity to other plant sites in a timely manner, including the successful integration of experienced personnel to other production sites; the extent of uninsured costs for, among other things, legal and investigation services and incremental insurance; and regulatory approvals and customer acceptance of goods from alternate sites.

The Company assumes no obligation to update forward-looking statements as circumstances change.  Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's 10-K,
10-Q and 8-K reports.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk
          ---------------------------------------------------------
          The information called for by this item is included in the text under the caption "Market Risk" in
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
          should be read in conjunction with the Company's Form 10-K filed for the year ended December 31, 2002.

Item 4.  Controls and Procedures
         ------------------------
         In connection with the preparation and filing of the Company's Quarterly Report on Form 10-Q for the
         third quarter of 2002, the Company established disclosure controls and procedures (as defined under
         SEC Rules 13a-14 and 15d-14).  These controls and procedures are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's
         Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers") to allow timely decisions regarding required disclosure.  As part of this process, the Company also established a
         Disclosure Committee of key management from a variety of functional areas.  The Disclosure Committee monitors the Company's disclosure controls and procedures, assists the Certifying Officers in evaluating their effectiveness and supports the Certifying Officers' certification of the Company's periodic reports as required by SEC Rule 13a-14 and 15d-14.

         The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report, and based on such evaluation, have concluded that such disclosure controls and procedures are effective.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits on pages F-1, F-2 and F-3 of this Report.

         (b)      On February 5, 2003, the Company filed a Current Report on Form 8-K.
                  Under Item 5 of that Report, the Company furnished to the Commission press releases dated January 29, January 30 and February 4, 2003.

                  On February 13, 2003, the Company filed a Current Report on Form 8-K.
                  Under Item 5 of that Report, the Company furnished to the Commission the press release dated February 11, 2003.

                  On February 24, 2003, the Company filed a Current Report of Form 8-K.
                  Under Item 5 of that Report, the Company furnished to the Commission the press release dated February 20, 2003.

                  On April 22, 2003, the Company filed a Current Report on Form 8-K.
                  Under Item 12 of that Report, the Company furnished to the Commission the press release dated April 22, 2003.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of  1934, the registrant  has duly  caused  this report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                    WEST PHARMACEUTICAL SERVICES, INC.
                                                    ---------------------------------------------------
                                                    (Registrant)

May 13, 2003                                        /s/ Linda R. Altemus
-------------                                       ---------------------------------------------------
Date                                                Linda R. Altemus
                                                    Vice President and Chief Financial Officer

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

Date: May 13, 2003                                                     /s/ Donald E. Morel, Jr. Ph.D
                                                                       ------------------------------------
                                                                       Donald E. Morel, Jr. Ph.D.
                                                                       Chairman of the Board,
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

Date: May 13, 2003                                                     /s/ Linda R. Altemus
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

(2)               None

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

                                                       F - 1

                                                 INDEX TO EXHIBITS

Exhibit
Number

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

(4) (c) (5)       Fourth  Amendment  dated  as of  July  13,  2001  to  the  Credit Agreement,  incorporated by reference to Exhibit (10) (a) of the Company's  Quarterly  Report on Form 10-Q for the
                  quarter  ended September 30, 2001 (File No 1-8036).

(4) (c) (6)       Extension Agreement  dated as of  January  5, 2001 to the Credit Agreement,  incorporated by reference to Exhibit (4) (c) (6) of the Company's Annual Report  on Form  10-K for the year ended December 31, 2001 (File No. 1-8036).

(4) (c) (7)       Fifth  Amendment  dated  as  of  July  17,  2002  to  the  Credit Agreement, incorporated by reference to Exhibit (4) ( c) (7) of the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 2002 (File No. 1-8036).

                                                       F - 2

                                                 INDEX TO EXHIBITS

Exhibit
Number

(10)              Management Incentive Plan 2003.

(11)              Non applicable.

(15)              None.

(18)              None.

(19)              None.

(22)              None.

(23)              Non Applicable.

(24)              None.

(99) (a)          Certification by Donald E.  Morel, Jr., Ph.D., pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) (b)          Certification by Linda R. Altemus, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

                                                        F-3