Form 10-Q
period 2003-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2003-08-13
CIK 105770

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 2003

                              Commission File Number 1-8036

                           WEST PHARMACEUTICAL SERVICES, INC.
                 (Exact name of registrant as specified in its charter)

               Pennsylvania                                    23-1210010
-----------------------------------------    ---------------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification Number)
     incorporation or organization)

     101 Gordon Drive, PO Box 645,
             Lionville, PA                               19341-0645
-----------------------------------------    ---------------------------------------
(Address of principal executive offices)                 (Zip Code)

           Registrant's telephone number, including area code 610-594-2900

                                                    N/A

--------------------------------------------------------------------------------------

       Former name, former address and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19434 during the preceding
12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).  Yes_X_ No __

                         June 30, 2003 - 14,494,573

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Index

                    Form 10-Q for the Quarter Ended June 30, 2003

                                                                                             Page

Part I -Financial Information

   Item 1.    Financial Statements (unaudited)

              Consolidated Statements of Income for the Three Months and Six Months
              ended June 30, 2003 and June 30, 2002                                              3

              Condensed Consolidated Balance Sheets at June 30, 2003 and December 31,
              2002                                                                               4

              Consolidated Statement of Shareholders' Equity for the Six Months ended
              June 30, 2003                                                                      5

              Condensed Consolidated Statements of Cash Flows for the Six Months ended
              June 30, 2003 and June 30, 2002                                                    6

              Notes to Condensed Consolidated Financial Statements                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                        13

   Item 3.    Quantitative and Qualitative Disclosure about Market Risk                         19

   Item 4.    Controls and Procedures                                                           19

Part II - Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders                               20

   Item 6.    Exhibits and Reports on Form 8-K                                                  20

SIGNATURES                                                                                      21

              Index to Exhibits                                                                F-1,
                                                                                               F-2

Part I.  Financial Information
Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                         Three Months Ended                 Six Months Ended
                                                  June 30, 2003   June 30, 2002    June 30, 2003    June 30, 2002
------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 126,400       $ 106,500        $ 244,200        $ 208,200
Cost of goods and services sold                          85,000          75,800          166,400          146,700
------------------------------------------------------------------------------------------------------------------
    Gross profit                                         41,400          30,700           77,800           61,500
Selling, general and administrative expenses             26,800          21,500           51,200           41,800
Costs associated with plant explosion, net                3,700              -             8,800                -
Other (income) expense, net                                 100            (600)             500           (2,400)
-------------------------------------------------------------------------------------------------------------------
   Operating profit                                      10,800           9,800           17,300           22,100
Interest expense, net                                     1,700           2,500            3,600            4,900
-------------------------------------------------------------------------------------------------------------------
   Income before income taxes                             9,100           7,300           13,700           17,200
Provision for income taxes                                2,900           2,200            4,200            6,000
-------------------------------------------------------------------------------------------------------------------
   Income from consolidated operations                    6,200           5,100            9,500           11,200
Equity in net income of affiliated companies                700             100            1,200              300
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                      6,900           5,200           10,700           11,500
Discontinued operations, net of tax                           -             100                -             (100)
-------------------------------------------------------------------------------------------------------------------
   Net income                                         $   6,900       $   5,300        $  10,700        $  11,400
===================================================================================================================
Net income (loss) per share:
   Basic
      Continuing operations                           $    0.48       $    0.36        $   0.74         $    0.80
      Discontinued operations                                 -            0.01               -             (0.01)
-------------------------------------------------------------------------------------------------------------------
                                                      $    0.48       $    0.37        $   0.74         $    0.79
===================================================================================================================

   Assuming dilution
      Continuing operations                           $    0.48       $    0.36        $    0.74        $    0.80
      Discontinued operations                                 -            0.01                -            (0.01)
-------------------------------------------------------------------------------------------------------------------
                                                      $    0.48       $    0.37        $    0.74        $    0.79
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                        14,483          14,430           14,481           14,398
Average shares assuming dilution                         14,483          14,507           14,481           14,450

Dividends declared per common share                   $    0.20       $    0.19        $    0.40        $    0.38

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
                                                        June 30,     December 31,
                                                           2003             2002
--------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents                 $  44,300        $  33,200
     Accounts receivable                                 80,900           66,600
     Inventories                                         45,000           41,300
     Income tax refundable                                2,500            3,600
     Deferred income tax benefits                         5,300            5,200
     Other current assets                                11,300           11,900
--------------------------------------------------------------------------------
Total current assets                                    189,300          161,800
--------------------------------------------------------------------------------
Property, plant and equipment                           516,600          499,600
Less accumulated depreciation and amortization         (294,500)        (276,300)
--------------------------------------------------------------------------------
                                                        222,100          223,300
Investments in affiliated companies                      19,500           18,000
Goodwill                                                 38,200           35,500
Pension asset                                            50,700           53,000
Deferred income tax benefits                             21,400           19,900
Insurance receivable                                      6,600                -
Patents                                                   7,000            7,300
Other intangibles                                         1,900            1,700
Other assets                                             10,700            9,100
--------------------------------------------------------------------------------
Total Assets                                          $ 567,400        $ 529,600
================================================================================

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                $  11,800        $  11,700
     Notes payable                                        3,700            4,100
     Accounts payable                                    21,900           19,200
     Accrued expenses:
        Salaries, wages and benefits                     19,300           17,000
        Income taxes payable                              8,100            9,400
        Restructuring costs                                 900            1,400
        Deferred income taxes                             2,400            2,400
        Other                                            31,000           23,000
--------------------------------------------------------------------------------
Total current liabilities                                99,100           88,200
--------------------------------------------------------------------------------
Long-term debt, excluding current portion               164,100          159,200
Deferred income taxes                                    49,700           48,500
Other long-term liabilities                              32,800           32,200
Shareholders' equity                                    221,700          201,500
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $ 567,400        $ 529,600
================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                            Accumulated
                                                 Capital in                       other
                                         Common   excess of    Retained   comprehensive    Treasury
                                          stock   par value    earnings    income (loss)      stock       Total
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             $  4,300    $ 30,900   $ 261,200     $ (13,400)   $ (81,500)   $ 201,500

Net income                                                       10,700                                  10,700

Shares issued under stock plans                                                                400          400

Cash dividends declared                                          (5,800)                                 (5,800)

Foreign currency translation adjustment                                        15,000                    15,000

Minimum pension liability
translation adjustment                                                           (200)                     (200)

Fair value of financial instruments
adjustment                                                                        100                       100
----------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003                 $  4,300    $ 30,900   $ 266,100     $   1,500    $ (81,100)   $ 221,700
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                   Six Months Ended
                                                                June 30,      June 30,
                                                                   2003          2002
--------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                                $ 10,700      $ 11,400
     Loss from discontinued operations                               -            100
     Depreciation and amortization                               16,600        16,200
     Other non-cash items, net                                    2,400        (2,900)
     Changes in assets and liabilities, net of effects of
       discontinued operations                                   (4,000)       (9,600)
---------------------------------------------------------------------------------------
Net cash provided by operating activities
of continuing operations                                         25,700        15,200
---------------------------------------------------------------------------------------

Cash flows (used in) provided by investing activities:
     Property, plant and equipment acquired                     (18,100)      (20,600)
     Insurance proceeds received for explosion
      destroyed equipment                                         4,500             -
     Land acquired under government grant                        (2,000)            -
     Deposit held in trust from sale of assets                        -         4,300
     Customer advances, net of repayments                           700        (1,300)
---------------------------------------------------------------------------------------
Net cash used in investing activities
of continuing operations                                        (14,900)      (17,600)
---------------------------------------------------------------------------------------

Cash flows (used in) provided by financing activities:
     Net borrowings (repayments) under revolving
       credit agreements                                          4,500        (7,800)
     Repayment of subordinated debenture                              -        (4,300)
     Repayment of other long-term debt                             (200)         (200)
     Other notes payable, net                                      (600)          600
     Dividend payments                                           (5,800)       (5,500)
     Issuance of common stock                                         -         3,200
---------------------------------------------------------------------------------------
Net cash used in financing activities
of continuing operations                                         (2,100)      (14,000)
---------------------------------------------------------------------------------------
Net cash provided by discontinued operations                          -         1,200
---------------------------------------------------------------------------------------
Effect of exchange rates on cash                                  2,400         1,100
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             11,100       (14,100)
Cash, including cash equivalents at beginning of period          33,200        42,100
---------------------------------------------------------------------------------------
Cash, including cash equivalents at end of period              $ 44,300      $ 28,000
=======================================================================================

See accompanying notes to condensed consolidated financial statements.

                        West Pharmaceutical Services, Inc. and Subsidiaries
                  Notes to Condensed Consolidated Financial Statements (Unaudited)
                          (in thousands, except share and per share data)

1.   The interim consolidated financial statements for the six-month period ended June 30, 2003 should be read in conjunction with the consolidated  financial statements and notes thereto of West Pharmaceutical Services, Inc. (the Company), appearing in the Company's 2002 Annual
     Report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Interim results are based on the Company's unaudited accounts.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited Condensed Consolidated Balance Sheet, the unaudited Consolidated Statement of Shareholders' Equity, the unaudited Consolidated Statements of Income and the unaudited Condensed Consolidated Statements of Cash Flows as of and for
     the three and six-month periods ended June 30, 2003 and for the comparative periods in 2002 contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of operations and cash flows for the respective periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

                      West Pharmaceutical Services, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements (Unaudited)
                       (in thousands, except share and per share data)
                                           (continued)

     The Company did not record compensation cost for stock options for the three and six-months ended June 30, 2003 and 2002 because stock option grants were made at 100% of the fair market value of the stock on the grant date.  If the fair value  based method prescribed in SFAS
     No. 123, "Accounting for Stock-Based Compensation," had been applied to stock option grants, the Company's net income and basic and diluted net income per share would have been reduced as summarized below:

                                                    Three Months Ended          Six Months Ended
                                                   6/30/03      6/30/02        6/30/03      6/30/02
   -------------------------------------------------------------------------------------------------
   Net income, as reported:                        $ 6,900     $  5,300       $ 10,700     $ 11,400
     Deduct: Total stock-based compensation
      expense determined  under the fair value
      method for all awards, net of tax               (300)        (300)          (500)        (700)
   -------------------------------------------------------------------------------------------------

   Pro forma net income                            $ 6,600     $  5,000       $ 10,200     $ 10,700
   =================================================================================================

   Net income per share:
    Basic, as reported                             $   0.48    $   0.37       $   0.74     $   0.79
    Basic, pro forma                               $   0.46    $   0.34       $   0.71     $   0.74

    Diluted, as reported                           $   0.48    $   0.37       $   0.74     $   0.79
    Diluted, pro forma                             $   0.46    $   0.34       $   0.71     $   0.74
   ---------------------------------------------------------------------------------------------------

2. Inventories at June 30, 2003 and December 31, 2002  were as follows:

                                             6/30/03     12/31/02
                 -------------------------------------------------
                 Finished goods            $  18,000     $ 18,900
                 Work in process              10,100        7,400
                 Raw materials                16,900       15,000
                 -------------------------------------------------
                                           $  45,000     $ 41,300
                 =================================================

3. Comprehensive income (loss) for the three and six-months ended June 30, 2003 and June 30,
   2002 was as follows:

                                                     Three Months Ended            Six Months Ended
                                                     6/30/03     6/30/02        6/30/03       6/30/02
   --------------------------------------------------------------------------------------------------
   Net income                                      $  6,900     $  5,300       $ 10,700     $  11,400
   Foreign currency translation adjustments          10,500       13,800         15,000         8,100
   Minimum pension liability translation
   adjustments                                         (300)        (300)          (200)         (200)
   Fair value adjustment on derivative financial
   instruments                                          100         (100)           100             -
   --------------------------------------------------------------------------------------------------
   Comprehensive income (loss)                     $ 17,200     $ 18,700       $ 25,600      $ 19,300
   ==================================================================================================

                         West Pharmaceutical Services, Inc. and Subsidiaries
                   Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (in thousands, except share and per share data)
                                              (continued)

4.  Net sales to external customers and operating profit (loss) by reporting segment for the three and six-months ended June 30, 2003 and June 30, 2002 were as follows:

                                       Three Months Ended       Six Months Ended
     Net Sales:                        6/30/03    6/30/02       6/30/03    6/30/02
     -----------------------------------------------------------------------------
     Pharmaceutical Systems          $ 125,200  $ 104,300     $ 241,400  $ 203,400
     Drug Delivery Systems               1,200      2,200         2,800      4,800
     -----------------------------------------------------------------------------
     Consolidated Total              $ 126,400  $ 106,500     $ 244,200  $ 208,200
     =============================================================================

                                         Three Months Ended        Six Months Ended
     Operating Profit (Loss):           6/30/03      6/30/02     6/30/03       6/30/02
     ----------------------------------------------------------------------------------
     Pharmaceutical Systems            $ 25,200     $ 18,200    $ 46,100     $  35,400
     Drug Delivery Systems               (3,700)      (3,800)     (7,200)       (6,300)
     Corporate costs                     (5,100)      (5,300)     (9,600)      (10,100)
     Pension income (expense)            (1,900)         700      (3,200)        1,400
     Costs associated with plant
      explosion                          (3,700)          -       (8,800)            -
     Argentina foreign exchange gain         -            -           -          1,700
     ----------------------------------------------------------------------------------
     Consolidated Total                $ 10,800     $  9,800    $ 17,300     $  22,100
     ==================================================================================

     During 2003, approximately $11,100 of property, plant and equipment and $2,400 of inventory in the Pharmaceutical Systems segment were destroyed in a plant explosion (see footnote #11).
     Compared with December 31, 2002, there were no other material changes in the amount of assets as of June 30, 2003 for any other reporting segment.

5.   Common stock issued at June 30, 2003 was 17,165,141 shares, of which 2,670,568 shares were held in treasury.  Dividends of $.20 per common share were paid in the second quarter of 2003 and a dividend of $.20 per share payable August 6, 2003 to holders of record on
     July 23, 2003 was declared on June 17, 2003.

     Below are the calculations of earnings (loss) per share for the three and six-months ended June 30, 2003 and 2002. The computation of diluted earnings per share for the three and six-months ended June 30, 2003 excluded 2,059,416 and 2,088,469 options, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the three and six-months ended June 30, 2002 excluded 734,092 and 829,875 options, respectively, due to their antidilutive effect.

                         West Pharmaceutical Services, Inc. and Subsidiaries
                  Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (in thousands, except share and per share data)
                                             (continued)

                                              Three Months Ended     Six Months Ended
                                              6/30/03    6/30/02     6/30/03   6/30/02
     ---------------------------------------------------- -----------------------------
     Net income (loss):
       Income from continuing operations       $6,900     $5,200     $10,700   $11,500
       Discontinued operations                      -        100           -      (100)
                                               ------     ------     -------   -------
       Net income                              $6,900     $5,300     $10,700   $11,400

     Shares (in thousands):
       Average common shares outstanding       14,483     14,430      14,481    14,398
       Add: Dilutive stock options                  -         77           -        52
                                               ------     ------     -------   -------
     Average shares assuming dilution          14,483     14,507      14,481    14,450

     Basic net income (loss) per share:
       Income from continuing operations        $0.48      $0.36       $0.74     $0.80
       Discontinued operations                      -       0.01           -     (0.01)
                                               ------     ------      ------   -------
       Net income                               $0.48      $0.37       $0.74     $0.79

     Diluted net income (loss) per share:
       Income from continuing operations        $0.48      $0.36       $0.74     $0.80
       Discontinued operations                      -       0.01           -     (0.01)
                                                -----     ------       -----     -----
       Net income                               $0.48      $0.37       $0.74     $0.79

6.   The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.
     During the second quarter of 2003, the Company accrued $400 for environmental response activities at the Kinston facility.  Based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,300 at June 30, 2003 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years.  The
     Company does not anticipate any possible recovery from insurance or other sources.

7.   Goodwill by reportable segment as of June 30, 2003 and December 31, 2002 was as follows:

                                               6/30/03     12/31/02
                  -------------------------------------------------
                  Pharmaceutical Systems     $  36,200    $  33,500                                                                                                     $
                  Drug Delivery Systems          2,000        2,000
                  -------------------------------------------------
                                             $  38,200    $  35,500                                                                                                     $
                  =================================================

     The increase in the goodwill balance from December 31, 2002 is solely due to foreign currency translation adjustments.

                    West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share and per share data)
                                    (continued)

     The cost and respective accumulated amortization for the Company's patents, was $11,500 and $4,500, respectively, as of June 30, 2003, and $11,400 and $4,100, respectively, as of December 31, 2002.  The cost basis of patents includes the effects of foreign currency translation adjustments.  The Company recorded $200 and $400 of amortization expense for the three and six-months ended June 30, 2003 and 2002.  Amortization for the full year 2003 is estimated to be $700.  The estimated annual amortization expense for each of the next five years is approximately $700 per year.

8.   The following table details the activity related to the Company's restructuring reserve, which consists of accrued severance, benefits, contract termination costs and non-cash write-offs:

                                     Severance            Continuing   Discontinued
                                  and benefits    Other   operations     operations    Total
     ----------------------------------------------------------------------------------------

     Balance, December 31, 2002        $  800    $  500    $  1,300         $  100    $ 1,400                                                          $                                             $

     Cash payments                       (300)     (100)       (400)          (100)      (500)
     -----------------------------------------------------------------------------------------

     Balance, June 30, 2003            $  500    $  400    $    900         $    -    $   900                                                                                                       $
     =========================================================================================

     Reductions to the reserve balance represent severance and benefits payments and monthly payments for a terminated information systems contract.  The Company expects to complete all payments within the next twelve months.

9.   In December 2002, the Company sold its consumer healthcare research business, previously part of the Drug Delivery Systems segment.  The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.
     Revenues and pretax profit from the discontinued operation were $1,200 and $100 for the three months ended June 30, 2002 and $3,200 and $500 for the six months ended June 30, 2002.
     After-tax profit for the discontinued operation was $100 and $300, respectively, for the three and six-months ended June 30, 2002.

     The Company was required to hold $4,300 of the proceeds from the 2001 sale of its contract manufacturing and packaging business in trust for the repayment of certain debentures that the Company agreed to redeem as part of the sale.  These debentures were repaid in the first quarter of 2002 resulting in a $400, net of tax, charge which was included in discontinued operations.

10.  Other (income) expense for the three and six-months ended June 30, 2003 and June 30, 2002 were as follows:

                                                    Three Months Ended     Six Months Ended
                                                   6/30/03     6/30/02   6/30/03      6/30/02
     ----------------------------------------------------------------------------------------
     Foreign currency transaction (gains) losses    $ (400)    $ (700)    $ (400)   $ (2,300)
     Loss on sales of equipment and other assets       400          -        700           -
     Other                                             100        100        200        (100)
     ----------------------------------------------------------------------------------------
                                                    $  100     $ (600)    $  500    $ (2,400)
     ========================================================================================

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

11.  On January 29, 2003, the Company's Kinston, North Carolina plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and inventories. The Company recognized $3,700 and $8,800 of direct costs associated with the loss in the three and six-months ended June 30,
     2003, primarily for potentially uninsured costs, including deductibles, legal and investigational costs, and environmental response costs.  Certain additional costs associated with operating under the Company's manufacturing recovery plan, including production inefficiencies, additional freight and the use of overtime, are included in the results of operations.  In the second quarter of 2003, the Company recorded $2,600 in insurance recoveries related to these costs.
     While the Company believes that additional costs will be subject to insurance recovery, it is unable to estimate the ultimate amount of recovery at this time.

     As of June 30, 2003 the Company has recorded a $6,600 insurance receivable from its insurance provider.  The receivable includes $11,100 for the net book value of the Kinston plant's property, plant and equipment, $2,300 for the net book value of the inventory,
     $2,600 for business interruption recoveries and $5,600 of other recoverable costs, offset by a $15,000 cash advance from the Company's insurance provider.

     In the second quarter of 2003 the Company purchased land from Lenoir County, North Carolina for $2,000 on which the Company plans to rebuild its compression molding operation.  Under the terms of the agreement, commencing in 2005, the State will reimburse the Company $200 per year as long as the Company complies with certain capital investment and employment conditions.

     The Company has been named a defendant in a lawsuit in connection with the explosion in
     which plaintiffs seek unspecified compensatory and punitive damages.   Because this lawsuit
     is in its early stages, the Company is unable to state these plaintiffs' alleged damages.
     The Company believes that overall it has sufficient insurance to cover any actual injuries and damage related to the January incident.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002
         -------------------------------------------------------------------------------------

Net Sales
---------
Net sales for the second quarter of 2003 were $126.4 million compared to $106.5 million reported in the second quarter of 2002. Sales increased 19% from the prior year quarter with
9% of the increase due to the impact of foreign currency translation.

Second quarter 2003 sales for the Pharmaceutical Systems segment were $125.2 million, a
$20.9 million or 20% increase from prior year quarter reported sales of $104.3 million.
Approximately 9% of the increase is the result of foreign currency translation.  Segment sales increased in all geographic regions with significant increases in Europe from sales of prefilled syringe components.  Facility expansions in France and Germany resulted in increased sales volumes in the European region.  International sales grew 30% with 19%
of the increase resulting from foreign currency translation.  Sales in domestic markets increased 12% from the prior year quarter, led primarily by continued demand for the Company's
Westar(R)line of ready-to-sterilize components.

Drug Delivery Systems segment revenues for the second quarter were $1.2 million in 2003, compared to $2.2 million in the prior year quarter.  The decrease in revenue is due to the continued weakness in demand for clinical research in the contract research unit.
Drug delivery business unit revenues improved slightly from those in the second quarter of 2002.

Net sales in the first half of 2003 were $244.2 million compared to $208.2 million in the first six months of 2002. Sales increased 17% from the prior year with 8% of the increase due to the impact of foreign currency translation. Overall price increases accounted for
1.7% of the sales increase over the first six months of 2002.  Pharmaceutical Systems segment sales were 19% higher than the prior year with 8% of the increase resulting from foreign currency translation. Drug Delivery Systems'revenues for the six-month period decreased
$2.0 million due to lower revenues in the contract research unit. Year-to-date 2003 revenues in the drug delivery business unit were up slightly from those in 2002. The same factors that influenced the quarterly comparisons affected the six-month comparisons.

Operating Profit
----------------
The Company recorded operating profit of $10.8 million in the second quarter of 2003, compared to $9.8 million in the prior year quarter.  Operating profit (loss) by operating segment, including corporate costs, U.S. pension plan income (expense) and other charges recorded in operating profit, for the three and six-months ended June 30, 2003 and
June 30, 2002 were as follows:

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002, continued
---------------------------------------------------------------------------------------

       Operating Profit (Loss)        Three Months Ended               Six Months Ended
       ($ in millions)           June 30, 2003  June 30, 2002    June 30, 2003    June 30, 2002
       -----------------------------------------------------------------------------------------

       Pharmaceutical Systems           $ 25.2         $ 18.2           $ 46.1           $ 35.4
       Drug Delivery Systems              (3.7)          (3.8)            (7.2)            (6.3)
       Corporate costs                    (5.1)          (5.3)            (9.6)           (10.1)
       Pension income (expense)           (1.9)           0.7             (3.2)             1.4
       Argentina foreign
       exchange gain                         -              -                -              1.7
       Costs associated with plant
       explosion                          (3.7)             -             (8.8)               -
       -----------------------------------------------------------------------------------------
       Consolidated Total               $ 10.8         $  9.8           $ 17.3           $ 22.1
       =========================================================================================

Pharmaceutical Systems' segment operating profit for the second quarter increased by $7.0 million, of which $1.6 million is due to foreign currency translation, particularly in Europe, versus the
U.S. dollar.  Improvements in the 2003 second quarter resulted from increased gross profit generated by sales volume increases. Gross margins in the Pharmaceutical Systems segment increased to 32.9%
compared to 29.3% in the prior year quarter, including the effects of production efficiencies in
Europe resulting from facility expansion projects in France and Germany. The improvements in Europe were partially offset by additional costs resulting from the transfer of production from Kinston to other manufacturing locations, including production inefficiencies, additional freight and the use of overtime.  In the second quarter of 2003 the Company recorded $2.6 million in insurance recoveries related to these costs.  Approximately 30% of the estimated recovery pertained to operating expenses incurred in the first quarter of 2003. While the Company believes that additional costs from the first and second quarter will be subject to insurance recovery, it is unable to estimate the ultimate amount of the recovery at this time.  Selling, general and administrative expenses were approximately 13% of net sales in both quarters.

Pharmaceutical Systems' segment operating profit for the first half of 2003 increased by
$10.7 million, of which $3.4 million is due to foreign currency translation.  The same factors that influenced the quarterly comparisons affected the six-month comparisons.

In the Drug Delivery Systems' segment, second quarter 2003 operating losses decreased by
$0.1 million from the prior year quarter.  Operating losses in the clinical services business unit increased as the business continues to suffer from reduced demand and competition from full service clinical research organizations.  Modest improvements in drug delivery technology revenue as well as decreased compensation costs led to decreased operating losses in the drug delivery business unit.  Operating losses for the first half of 2003 were
$7.2 million compared to $6.3 million in 2002.  The increase in operating losses is due primarily to the decrease in sales in the clinical services business unit.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002, continued
---------------------------------------------------------------------------------------

Corporate costs were $5.1 million in the second quarter of 2003 down from $5.3 million in
2002.  The decrease in the second quarter 2003 is due to a $0.5 million decrease in information systems project costs partially offset by a $0.3 million increase in incentive compensation.
For the six-month period, Corporate costs were $9.6 million, a decrease of $0.5 million from the $10.1 million in 2002.  The decrease in the first half of 2003 is the result of a $1.2 million decrease in information systems project costs and a $0.2 million decrease in other Corporate costs partially offset by a $0.5 million increase in incentive compensation and a $0.4 million increase in outside services costs.

U.S. pension plan expenses were $1.9 million in the second quarter of 2003 compared to income of $0.7 million in the same period of 2002.  Year-to-date pension expense was $3.2 million in
2003 compared to income of $1.4 million in 2002.  The increase in pension expense is mainly the result of lower returns on pension plan assets.  The Company expects the increase in pension expense over comparable prior-year periods to continue at $2.3 million per quarter for the remainder of 2003.

First quarter 2002 results include a $1.7 million foreign exchange gain recorded by the
Company's subsidiary in Argentina on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Costs Associated With Plant Explosion
-------------------------------------
During the first six months of 2003, the Company recognized $8.8 million of direct costs associated with the January 29, 2003 Kinston explosion primarily for potentially uninsured legal, investigational, and environmental response costs.

The Company believes full year potentially uninsured direct costs related to the Kinston explosion will be approximately $10 million, subject to continuing risks that the scope and cost of the legal response and investigation may increase.

Interest Expense, net
---------------------
Net interest costs were $1.7 million in the second quarter 2003 a decline of $0.8 million from the $2.5 million in the prior year quarter.  For the six-months ended June 30, 2003 net interest costs were $3.6 million compared to $4.9 million in the prior year. The decrease for the three and six-months ended June 30, 2003 is due to increased interest income from customer advances of $0.3 million and $0.7 million, respectively, as well as a decrease in interest expense of $0.4 million and $0.5 million, respectively, resulting from lower average debt levels and lower interest rates in the current year. The remaining decrease is due to an increase in interest income from international banks.

Provision for Income Taxes
--------------------------
The effective tax rate for the second quarter of 2003 and 2002 was 31%.  The costs related to the Kinston casualty loss in 2003 resulted in a 1% decrease in the effective tax rate from the prior year quarter.  For the six-month period the effective tax rate was 30% in
2003 compared to 35% in 2002. The costs related to the Kinston casualty loss in 2003 resulted in a 2% decrease in the effective tax rate from the prior year.  The foreign exchange gain in 2002 generated a 2% increase in the effective tax rate.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002, continued
---------------------------------------------------------------------------------------

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings in net income of affiliated companies was $0.7 million in the second quarter of
2003 up from the $0.1 million in the second quarter of 2002.  Earnings for the six-month period were also up from the prior year with income of $1.2 million in 2003 compared to
$0.3 million in 2002.  Earnings from Daikyo Seiko, Ltd., a Japanese company in which the
Company has a 25% ownership interest, improved from the prior year due to increased sales.
Daikyo continues to experience increases in demand from its U.S. and European customers.
Results from the Company's 49% owned Mexican affiliates were up slightly from those in 2002.
Sales increases and efficiencies resulting from a restructuring completed in 2002 have begun to benefit 2003 earnings.

Discontinued Operations
-----------------------
In December 2002, the Company sold its consumer healthcare research business located in
Indianapolis, Indiana.  Second quarter 2002 income for this business of $0.1 million and year-to-date 2002 income of $0.3 million have been reflected in discontinued operations in the accompanying consolidated financial statements.

The Company was required to hold $4.3 million of the proceeds of the 2001 sale of the contract manufacturing and packaging business in trust for the repayment of certain debentures that the Company agreed to redeem as part of the sale. These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million, net of tax, charge which was included in discontinued operations.

Net Income
----------
Net income for the second quarter of 2003 was $6.9 million, or $.48 per share, compared to
$5.3 million, or $.37 per share, in the second quarter of 2002.  Net income for the second quarter of 2003 included $3.7 million of pre-tax costs ($2.5 million, or $0.17 per share, net of tax) related to the explosion at the Kinston facility.  Net income for the second quarter of 2002 included income from discontinued operations of $0.1 million, or $0.01 per share, net of tax.  Average common shares outstanding were 14.5 million in the second quarter of 2003 compared to 14.4 million in the second quarter of 2002.

Net income for the six-month period was $10.7 million, or $0.74 per share, compared to
$11.4 million, or $0.79 per share, for the 2002 period.  2003 results include $8.8 million of pre-tax costs ($5.8 million, or $0.40 per share, net of tax) related to the Kinston explosion.  2002 results include a $1.7 million foreign exchange gain ($0.8 million, or
$0.05 per share, net of tax) related to the devaluation of the Argentine peso and a loss on discontinued operations of $0.1 million, or $0.01 per share, net of tax. Average common shares outstanding were 14.5 million for the first six months of 2003 compared to
14.4 million in 2002.

Liquidity and Capital Resources
-------------------------------
Working capital at June 30, 2003 was $90.2 million compared with $73.6 million at
December 31, 2002.  The working capital ratio at June 30, 2003 was 1.9 to 1. Accounts receivable increased significantly, reflecting the increase in June 2003 sales levels versus December 2002.  Days sales outstanding remained consistent with 2002 at 53 days.
Cash flow from operations was $25.7 million for the first six months of 2003, an increase of $10.5 million from the prior year.  The increase is due to improved operating results in the Company's Pharmaceutical Systems segment.  As a result of the Kinston explosion, the Company has recorded a net insurance receivable of $6.6 million as of June 30, 2003.
The receivable includes $13.4 million for the net book value of property, plant, and equipment and inventory destroyed in the explosion as well as $8.2 million of recoverable costs and business interruption recoveries.  Theses costs were offset by the $15.0 million advance from the Company's insurance carrier.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002, continued
---------------------------------------------------------------------------------------

Capital spending for the six-month period ended June 30, 2003 was $18.1 million.  Expenditures include new equipment purchases and equipment upgrades used in the production of the Company's existing product lines, as well as expenditures focused on new products and expansion activities, including the expansion of the Company's primary production facility for Westar products and expansions at various European facilities.  Full year 2003 capital spending is projected to be approximately
$64.5 million, which includes $16 million related to the replacement of the damaged Kinston facility.
The Company expects that the Kinston construction project will be largely financed by replacement cost coverage provided by the Company's property insurance policy.  In the second quarter of
2003, the Company purchased land under an economic development grant with the state of North
Carolina.  Under the terms of the agreement, the state will reimburse a portion of the purchase price every year as long as the Company maintains minimum capital investment and workforce conditions.  The Company paid cash dividends totaling $5.8 million ($0.40 per share) during the first half of 2003.

Debt as a percentage of total invested capital (total debt and shareholders' equity) at
June 30, 2003 was 44.8% compared to 46.5% at December 31, 2002.  Total shareholders' equity was $221.7 million at June 30, 2003 compared to $201.5 million at December 31, 2002.  The increase in equity was due to current year net income and positive foreign currency translation adjustments partially offset by dividend payments.

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

New Accounting Standards
------------------------
In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on
EITF 00-21, "Revenue Arrangements with Multiple Deliverables."  The consensus provides guidance on the timing of revenue recognition for sales arrangements that deliver more than one product or service.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

In order to minimize the exposure to foreign currency fluctuations, the Company borrowed
10.0 million British Pound Sterling (BPS) in 2002 and designated the borrowing as a hedge of the Company's net investment in its U.K. subsidiaries.  Due to unfavorable interest rates, the 10.0 million BPS debt was repaid in the first quarter of 2003.  The mark-to-market currency adjustments recorded as a cumulative translation adjustment to shareholders'
equity will remain there until the disposal of the investment.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months and Six Months ended June 30, 2003 versus June 30, 2002, continued
---------------------------------------------------------------------------------------

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

In June 2003, the Company entered into a forward contract in order to hedge foreign currency exposure on a cross currency intercompany loan.  The forward contract, which is designated as a fair value hedge, terminated in July 2003 when the intercompany loan was repaid.
The notional amount for the forward contract taken out by a subsidiary with a BPS functional currency was 12.4 million Danish Krone.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
         ---------------------------------------------------------

         The information called for by this item is included in the text under the caption
         "Market Risk" in Item 2. "Management's Discussion and Analysis of Financial Condition
         and Results of Operations" and should be read in conjunction with the Company's Form
         10-K filed for the year ended December 31, 2002.

Item 4.  Controls and Procedures.
         -----------------------

         The Company has established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e) that are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's Chief Executive Officer and Chief
         Financial Officer (together, the "Certifying Officers") to allow timely decisions regarding required disclosure.

         The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, have concluded that such disclosure controls and procedures are effective.

         Additionally, based on their evaluation of the Company's internal control over financial reporting, the Certifying Officers have also concluded that there has been no change during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The Company held its annual meeting of shareholders on April 29, 2003.

         (c)  Three matters were voted on at the annual meeting:  (1) the election of four directors in Class I; (2) the approval of the Company's 2003 Employee Stock
              Purchase Plan; and (3) the ratification of the appointment of
              PricewaterhouseCoopers LLP as the Company's independent accountants for 2003.
              The results of the voting are as follows:

        Proposal #1 - Election of Directors
                                                       For           Withheld
                                                   ---------         --------
        William H. Longfield                       12,488,839         58,623
        Anthony Welters                            12,415,217        132,245
        Robert C. Young                            12,486,549         60,913
        Patrick J. Zenner                          12,486,646         60,816

        Proposal #2 - Approval of the 2003 Employee Stock Purchase Plan

                                 For                Against         Abstained
                              --------             ---------        ---------
                              7,537,311            3,494,767          12,456

        Proposal #3 - Ratification of Appointment of  Independent Accountants

                                 For                 Against       Abstained
                              12,259,350             282,337           5,774

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits on pages F-1 and F-2 of this Report.

                  On April 22, 2003, the Company filed a Current Report on Form 8-K.
                  Under  Item 12 of that Report, the Company furnished to the Commission the press release dated  April 22, 2003.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of  1934, the registrant has duly  caused  this report  to be signed on its  behalf by the undersigned thereunt duly authorized.

                               WEST PHARMACEUTICAL SERVICES, INC.
                               -------------------------------------------------
                               (Registrant)

August 13, 2003                /s/ Linda R. Altemus
----------------               -------------------------------------------------
Date                           Linda R. Altemus
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

(10) (a)    Change-In-Control Agreement, dated as of May 1, 2003, between the Company and
            Joseph E. Abbott.

(10) (b)    Second Amended and Restated Change-In-Control Agreement, dated as of May 1, 2003, between the Company and Michael A. Anderson.

(10) (c)    Change-In-Control Agreement, dated as of May 1, 2003, between the Company and
            Bruce S. Morra.

(10) (d)    Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between the Company and Bruce S. Morra.

                                        F - 1

                                  INDEX TO EXHIBITS

Exhibit
Number

(10) (e)      Amendment to Non-Competition Agreement, dated as of May 1, 2003, between the
              Company and Bruce S. Morra.

(10) (f) (1)  Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the "Credit Agreement") among the Company, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank,
              National Association, as Agent.

(10) (f) (2)  Commitment and Acceptance, dated as of July 21, 2003, with respect to the
              Credit Agreement among the Company, Manufacturers and Traders Trust Company and PNC Bank, N.A.

(11)          Non Applicable.

(15)          None.

(18)          None.

(19)          None.

(22)          None.

(23)          Non Applicable.

(24)          None.

(31) (a)      Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31) (b)      Section 302 Certification by Linda R. Altemus.

(32) (a)      Certification by Donald E.  Morel, Jr., Ph.D., pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

(32) (b)      Certification by Linda R. Altemus, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                          F-2