Form 10-Q
period 2003-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2003-11-10
CIK 105770

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2003

                            Commission File Number 1-8036

                         WEST PHARMACEUTICAL SERVICES, INC.
               (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-1210010
------------------------------------------   ----------------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification Number)
     incorporation or organization)

     101 Gordon Drive, PO Box 645,
             Lionville, PA                              19341-0645
------------------------------------------   ----------------------------------------
(Address of principal executive offices)                   (Zip Code)

              Registrant's telephone number, including area code 610-594-2900

                                          N/A
----------------------------------------------------------------------------------

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

                          September 30, 2003 - 14,560,598

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Index

               Form 10-Q for the Quarter Ended September 30, 2003

                                                                                           Page

Part I -Financial Information

     Item 1.    Financial Statements (Unaudited)

                Consolidated Statements of Income for the Quarter and Nine Months ended
                September 30, 2003 and September 30, 2002                                     3

                Condensed Consolidated Balance Sheets at September 30, 2003 and December
                31, 2002                                                                      4

                Consolidated Statement of Shareholders' Equity for the Nine Months ended
                September 30, 2003                                                            5

                Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                September 30, 2003 and September 30, 2002                                     6

                Notes to Condensed Consolidated Financial Statements                          7

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                   14

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   22

     Item 4.    Controls and Procedures                                                      22

Part II - Other Information

     Item 6.    Exhibits and Reports on Form 8-K                                             23

SIGNATURES                                                                                   24

                   Index to Exhibits                                                        F-1,
                                                                                            F-2

                                                                                            Page 3
Part I.  Financial Information
Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)
                                                         Quarter Ended                     Nine Months Ended
                                                 Sept. 30, 2003  Sept. 30, 2002    Sept. 30, 2003  Sept. 30, 2002
-------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 120,100       $ 104,100         $ 364,300       $ 312,300
Cost of goods and services sold                          84,300          77,800           250,700         224,500
-------------------------------------------------------------------------------------------------------------------
    Gross profit                                         35,800          26,300           113,600          87,800
Selling, general and administrative expenses             27,800          19,100            79,000          60,900
Costs associated with plant explosion, net                1,100            -                9,900             -
Restructuring charge                                        -             9,100                -            9,100
Other (income) expense, net                                 -               400               500          (2,000)
-------------------------------------------------------------------------------------------------------------------
   Operating profit (loss)                                6,900          (2,300)           24,200          19,800
Interest expense, net                                     2,000           2,100             5,600           7,000
-------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes                      4,900          (4,400)           18,600          12,800
Provision for income taxes                                1,500          (2,800)            5,700           3,200
-------------------------------------------------------------------------------------------------------------------
Income (loss) from consolidated operations                3,400          (1,600)           12,900           9,600
Equity in net income (loss) of affiliated companies         700            (400)            1,900            (100)
-------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations               4,100          (2,000)           14,800           9,500
Discontinued operations, net of tax                         -             5,600               -             5,500
-------------------------------------------------------------------------------------------------------------------
   Net income                                          $  4,100       $   3,600          $ 14,800        $ 15,000
===================================================================================================================
Net income (loss) per share:
   Basic
      Continuing operations                            $   0.28       $   (0.14)         $   1.02        $   0.66
      Discontinued operations                                -             0.39               -              0.38
-------------------------------------------------------------------------------------------------------------------
                                                       $   0.28       $    0.25          $   1.02        $   1.04
===================================================================================================================

   Assuming dilution
      Continuing operations                            $   0.28       $   (0.14)         $   1.02        $   0.66
      Discontinued operations                                -             0.39               -              0.38
-------------------------------------------------------------------------------------------------------------------
                                                       $   0.28       $    0.25          $   1.02        $   1.04
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                        14,506          14,463            14,490          14,420
Average shares assuming dilution                         14,599          14,463            14,497          14,443

Dividends declared per common share                    $   0.21       $    0.20          $   0.61        $   0.58

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
                                                      Sept. 30,      December 31,
                                                          2003              2002
---------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents               $   54,500       $    33,200
     Accounts receivable                                76,300            66,600
     Inventories                                        45,900            41,300
     Income tax refundable                                   -             3,600
     Deferred income tax benefits                        5,200             5,200
     Other current assets                               11,500            11,900
---------------------------------------------------------------------------------
Total current assets                                   193,400           161,800
---------------------------------------------------------------------------------

Property, plant and equipment                          524,400           499,600
Less accumulated depreciation and amortization        (291,500)         (276,300)
---------------------------------------------------------------------------------
Net property, plant and equipment                      232,900           223,300
Investments in affiliated companies                     20,200            18,000
Goodwill                                                38,600            35,500
Pension asset                                           49,500            53,000
Deferred income tax benefits                            21,900            19,900
Insurance receivable                                       300                 -
Patents                                                  6,800             7,300
Other intangibles                                        2,000             1,700
Other assets                                            10,000             9,100
---------------------------------------------------------------------------------
Total Assets                                        $  575,600        $  529,600
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt              $   11,600        $   11,700
     Notes payable                                       4,600             4,100
     Accounts payable                                   25,100            19,200
     Accrued expenses:
        Salaries, wages and benefits                    23,000            17,000
        Income taxes payable                             5,900             9,400
        Restructuring costs                                500             1,400
        Deferred income taxes                            2,400             2,400
        Other                                           31,100            23,000
---------------------------------------------------------------------------------
Total current liabilities                              104,200            88,200
---------------------------------------------------------------------------------
Long-term debt, excluding current portion              162,700           159,200
Deferred income taxes                                   49,400            48,500
Other long-term liabilities                             33,700            32,200
Shareholders' equity                                   225,600           201,500
---------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $  575,600        $  529,600
=================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                              Accumulated
                                                  Capital in                        other
                                        Common     excess of     Retained   comprehensive     Treasury
                                         stock     par value     earnings    income (loss)       Stock       Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             $ 4,300    $  30,900   $  261,200        $ (13,400)   $ (81,500)  $ 201,500

Net income                                                        14,800                                    14,800

Shares issued under stock plans                        (400)                                     2,200       1,800

Cash dividends declared                                           (8,800)                                   (8,800)

Foreign currency translation
adjustment                                                                         16,400                   16,400

Minimum pension liability
translation adjustment                                                               (200)                    (200)

Fair value of financial instruments
adjustment                                                                            100                      100
------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003            $ 4,300    $  30,500   $  267,200        $   2,900    $ (79,300)  $ 225,600
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                                 Nine Months Ended
                                                               Sept. 30,     Sept. 30,
                                                                   2003          2002
--------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                               $  14,800     $  15,000
     Income from discontinued operations                           -           (5,500)
     Depreciation and amortization                               24,400        24,400
     Other non-cash items, net                                    3,500         5,200
     Changes in assets and liabilities, net of effects of
       discontinued operations                                    7,600        (1,800)
--------------------------------------------------------------------------------------
Net cash provided by operating activities
of continuing operations                                         50,300        37,300
--------------------------------------------------------------------------------------

Cash flows (used in) provided by investing activities:
     Property, plant and equipment acquired                     (34,800)      (30,200)
     Insurance proceeds received for property damage             10,100            -
     Land acquired under government grant                        (2,000)           -
     Deposit held in trust from sale of assets                       -          4,300
     Customer advances, net of repayments                         1,400        (1,300)
     Loan to affiliate                                               -         (1,000)
     Proceeds from sale of assets                                    -            300
--------------------------------------------------------------------------------------
Net cash used in investing activities
of continuing operations                                        (25,300)      (27,900)
--------------------------------------------------------------------------------------

Cash flows (used in) provided by financing activities:
     Net borrowings (repayments) under revolving
       credit agreements                                          2,000        (7,900)
     Repayment of industrial revenue bond                            -         (6,100)
     Repayment of subordinated debenture                             -         (4,300)
     Repayment of other long-term debt                             (500)         (400)
     Other notes payable, net                                       400        (1,100)
     Dividend payments                                           (8,700)       (8,200)
     Issuance of common stock                                       300         3,300
     Purchase of treasury stock                                      -           (100)
--------------------------------------------------------------------------------------
Net cash used in financing activities
of continuing operations                                         (6,500)      (24,800)
--------------------------------------------------------------------------------------
Net cash provided by discontinued operations                        -           8,100
--------------------------------------------------------------------------------------
Effect of exchange rates on cash                                  2,800           900
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             21,300        (6,400)
Cash, including cash equivalents at beginning of period          33,200        42,100
--------------------------------------------------------------------------------------
Cash, including cash equivalents at end of period             $  54,500     $  35,700
======================================================================================

See accompanying notes to condensed consolidated financial statements.

                 West Pharmaceutical Services, Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                   (in thousands, except share and per share data)

1.   The interim consolidated financial statements for the three and nine-month periods ended September 30, 2003 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical
     Services, Inc. (the Company), appearing in the Company's 2002 Annual Report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company's financial position as of  September 30, 2003 and the results of operations and cash flows for the periods ended September 30, 2003 and 2002.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

                     West Pharmaceutical Services, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements (Unaudited)
                       (in thousands, except share and per share data)
                                         (continued)

     The Company did not record compensation cost for stock options for the three and nine-months ended September 30, 2003 and 2002 because stock option grants were made at 100% of the fair market value of the stock on the grant date.
     If the fair value based method prescribed in SFAS No. 123, "Accounting for
     Stock-Based Compensation," had been applied to stock option grants, the
     Company's net income and basic and diluted net income per share would have been reduced as summarized below:

                                                 Three Months Ended           Nine Months Ended
                                                9/30/03      9/30/02         9/30/03      9/30/02
   -----------------------------------------------------------------------------------------------
   Net income, as reported:                    $  4,100     $  3,600        $ 14,800     $ 15,000
     Add: Stock-based compensation expense
      included in net income, net of tax            400         (400)            500            -
     Deduct: Total stock-based compensation
      expense determined under the fair value
      method for all awards, net of tax            (700)         100          (1,300)      (1,000)
   -----------------------------------------------------------------------------------------------

   Pro forma net income                        $  3,800     $  3,300        $ 14,000     $ 14,000
   ===============================================================================================

   Net income per share:
    Basic, as reported                         $   0.28    $    0.25        $   1.02     $   1.04
    Basic, pro forma                           $   0.26    $    0.23        $   0.97     $   0.97

    Diluted, as reported                       $   0.28    $    0.25        $   1.02     $   1.04
    Diluted, pro forma                         $   0.26    $    0.23        $   0.97     $   0.97
   -----------------------------------------------------------------------------------------------

2. Inventories at September 30, 2003 and December 31, 2002 were as follows:

                                                   9/30/03           12/31/02
                    ---------------------------------------------------------
                    Finished goods            $     18,600     $       18,900
                    Work in process                 10,300              7,400
                    Raw materials                   17,000             15,000
                    ----------------------------------------------------------
                                              $     45,900     $       41,300
                    ==========================================================

3. Comprehensive income (loss) for the three and nine-months ended September 30, 2003 and September 30, 2002 was as follows:

                                              Three Months Ended     Nine Months Ended
                                             9/30/03   9/30/02      9/30/03     9/30/02
   ------------------------------------------------------------------------------------
   Net income                              $  4,100    $ 3,600     $ 14,800    $ 15,000
   Foreign currency translation
     adjustments                              1,400       (700)      16,400       7,400
   Minimum pension liability translation
     adjustments                                  -          -         (200)       (200)
   Fair value adjustment on derivative
     financial instruments                        -       (100)         100        (100)
   -------------------------------------------------------------------------------------
   Comprehensive income                    $  5,500   $  2,800     $ 31,100    $  22,100
   =====================================================================================

                 West Pharmaceutical Services, Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                   (in thousands, except share and per share data)
                                     (continued)

4.   Net sales to external customers and income (loss) before income taxes by reporting segment for the three and nine-months ended September 30, 2003 and September 30, 2002 were as follows:

                                              Three Months Ended           Nine Months Ended
     Net sales:                                 9/30/03    9/30/02       9/30/03      9/30/02
     -----------------------------------------------------------------------------------------
     Pharmaceutical Systems                   $ 118,200  $ 102,900      $ 359,600   $ 306,300
     Drug Delivery Systems                        1,900      1,200          4,700       6,000
     -----------------------------------------------------------------------------------------
     Consolidated total                       $ 120,100  $ 104,100      $ 364,300   $ 312,300
     =========================================================================================

                                                Three Months Ended       Nine Months Ended
     Operating profit (loss):                  9/30/03     9/30/02      9/30/03     9/30/02
     -----------------------------------------------------------------------------------------
         Pharmaceutical Systems              $ 19,400     $ 13,000     $ 65,500    $ 48,400
         Drug Delivery Systems                 (5,000)      (4,100)     (12,200)    (10,400)
         Corporate costs                       (4,800)      (2,800)     (14,400)    (12,900)
         Pension income (expense)              (1,600)         700       (4,800)      2,100
         Costs associated with plant
          explosion                            (1,100)          -        (9,900)       -
         Restructuring charge                       -       (9,100)           -      (9,100)
         Argentina foreign exchange gain            -           -             -       1,700
     -----------------------------------------------------------------------------------------
     Consolidated operating profit (loss)       6,900       (2,300)      24,200      19,800
     Interest expense, net                     (2,000)      (2,100)      (5,600)     (7,000)
     -----------------------------------------------------------------------------------------
     Consolidated income (loss) before
     income taxes                            $  4,900     $ (4,400)    $ 18,600    $ 12,800
     =========================================================================================

     During 2003, approximately $10,400 of property, plant and equipment and
     $2,500 of inventory in the Pharmaceutical Systems segment were destroyed in a plant explosion (see footnote #11).  Compared with December 31, 2002, there were no other material changes in the amount of assets as of
     September 30, 2003 for any other reporting segment.

5.   Common stock issued at September 30, 2003 was 17,165,141 shares, of which
     2,604,543 shares were held in treasury. Dividends of $.20 per common share were paid in the third quarter of 2003 and a dividend of $.21 per share payable November 5, 2003 to holders of record on October 22, 2003 was declared on August 12, 2003.

     Below are the calculations of earnings (loss) per share for the three and nine-months ended September 30, 2003 and 2002. Options to purchase
     805,192 and 2,062,927 shares of common stock that were outstanding during the quarter ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
     Antidilutive options outstanding during the nine months ended
     September 30, 2003 and 2002 were 2,074,767 and 993,098, respectively.

                 West Pharmaceutical Services, Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                   (in thousands, except share and per share data)
                                            (continued)

                                             Three Months Ended      Nine Months Ended
                                              9/30/03   9/30/02      9/30/03   9/30/02
     --------------------------------------- --------- ----------- ---------- -----------
     Net income (loss):
       Income from continuing operations     $  4,100  $ (2,000)   $  14,800  $  9,500
       Discontinued operations                      -     5,600            -     5,500
                                               ------    ------       ------    ------
     Net income                              $  4,100  $  3,600    $  14,800  $ 15,000

     Average common shares outstanding         14,506    14,463       14,490    14,420
     Add: Dilutive stock options                   93        -             7        23
                                               ------    ------       ------    ------
     Average shares assuming dilution          14,599    14,463       14,497    14,443

     Basic net income (loss) per share:
       Income from continuing operations     $   0.28  $  (0.14)  $    1.02  $   0.66
       Discontinued operations                      -      0.39           -      0.38
                                               ------    ------      ------    ------
     Net income                              $   0.28  $   0.25   $    1.02  $   1.04

     Diluted net income (loss) per share:
       Income from continuing operations     $   0.28  $  (0.14)  $    1.02  $   0.66
       Discontinued operations                      -      0.39           -      0.38
                                               ------    ------      ------    ------
     Net income                              $   0.28  $   0.25   $    1.02  $   1.04

6.   The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  During the second quarter of 2003, the Company accrued $400 for environmental response activities at the Kinston facility, of which $300 was paid in the third quarter of 2003.  Based on consultants'
     estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,000 at
     September 30, 2003 is sufficient to cover the future costs of these remedial actions, which will be carried out over the next several years.  The Company does not anticipate any recovery from insurance or other sources.

7.   Goodwill by reportable segment as of September 30, 2003 and December 31, 2002 was as follows:

                                                    9/30/03       12/31/02
                         --------------------------------------------------
                         Pharmaceutical Systems    $ 36,600     $   33,500                                                                                                     $
                         Drug Delivery Systems        2,000          2,000
                         --------------------------------------------------
                                                   $ 38,600     $   35,500                                                                                                     $
                         ==================================================

     The increase in the goodwill balance from December 31, 2002 is solely due to foreign currency translation adjustments.

                   West Pharmaceutical Services, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (in thousands, except share and per share data)
                                         (continued)

     The cost and respective accumulated amortization for the Company's patents, was $11,500 and $4,700, respectively, as of September 30, 2003, and $11,400 and $4,100, respectively, as of December 31, 2002.  The cost basis of patents includes the effects of foreign currency translation adjustments. The Company recorded $200 and $600 of amortization expense for the three and nine-months ended September 30, 2003 and 2002.  Amortization for the full year 2003 is estimated to be $800. The estimated annual amortization expense for each of the next five years is approximately $700 per year.

8.   The following table details the activity related to the Company's restructuring reserve, which consists of accrued severance, benefits, contract termination costs and non-cash write-offs:

                                      Severance            Continuing   Discontinued
                                   and benefits    Other   operations     operations    Total
     ------------------------------------------------------------------------------------------

     Balance, December 31, 2002       $ 800       $  500     $ 1,300      $   100      $ 1,400

     Cash payments                     (400)        (400)       (800)        (100)        (900)
     ------------------------------------------------------------------------------------------

     Balance, September 30, 2003      $ 400       $  100     $   500      $    -       $   500
     ==========================================================================================

     Reductions to the reserve balance represent severance and benefits payments and monthly payments for a terminated information systems contract. The
     Company expects to complete all payments within the next twelve months.

     In the third quarter ended September 30, 2002 the Company recorded a pre-tax restructuring charge of $9,100. The charge included a $5,800 write-off of construction-in-progress and a $500 accrual for contract termination fees related to the termination of the Company's information systems implementation project and a $2,800 impairment of its investment in a genetic research technology company. These restructuring items generated a $2,300 tax benefit.

9.   In December 2002, the Company sold its consumer healthcare research business, previously part of the Drug Delivery Systems segment. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements.  Revenues and pretax profit from the discontinued operation were $800 and $(500) for the three months ended
     September 30, 2002 and $4,000 and $0 for the nine months ended
     September 30, 2002. After-tax profit for the discontinued operation was
     $(300) and $0, respectively, for the three and nine-months ended
     September 30, 2002.

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

               West Pharmaceutical Services, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (in thousands, except share and per share data)
                                        (continued)

10.  Other (income) expense for the three and nine-months ended September 30, 2003 and September 30, 2002 were as follows:

                                                   Three Months Ended      Nine Months Ended
                                                   9/30/03   9/30/02    9/30/03      9/30/02
      ----------------------------------------------------------------------------------------
     Foreign currency transaction (gains) losses    $   -     $   -      $ (400)    $ (2,300)
     Loss on sales of equipment and other assets       100       100        800          100
     Other                                            (100)      300        100          200
     ----------------------------------------------------------------------------------------
                                                    $   -     $  400     $  500     $ (2,000)
     ========================================================================================

     During the first quarter of 2002, the Company's Argentina subsidiary recorded a foreign exchange gain of $1,700 on assets denominated in non-peso currencies due to the devaluation of the Argentine peso.  The foreign currency gain was subject to both Argentine federal income taxes and related U.S. dividend withholding taxes.

11.  On January 29, 2003, the Company's Kinston, North Carolina plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and inventories. The Company recognized $1,100 and $9,900 of direct costs associated with the loss in the three and nine-months ended
     September 30, 2003, primarily for potentially uninsured costs, including insurance deductibles, legal and investigational costs, and environmental response costs.  Certain additional costs associated with operating under the
     Company's manufacturing recovery plan, including production inefficiencies, additional freight and the use of overtime, are included in the results of operations. The Company recorded estimated insurance recoveries related to these costs and to margins on lost sales of $2,300 and $4,900, respectively, for the three and nine months ended September 30, 2003.  While the Company believes that additional costs will be recovered, it is unable to estimate the ultimate amount of recovery at this time.

     As of September 30, 2003 the Company has recorded a $300 net insurance receivable from its insurance provider.  The receivable includes $10,400 for the net book value of the Kinston plant's property, plant and equipment,
     $2,400 for the net book value of the inventory, $4,900 for business interruption recoveries and $7,600 of other recoverable costs, offset by $25,000 in cash advances from the Company's insurance provider.

     In the second quarter of 2003 the Company purchased land from Lenoir County,
     North Carolina for $2,000 on which the Company is in the process of rebuilding its compression molding operation.  Under the terms of the agreement, commencing in 2005, the County will reimburse the purchase price of the land in yearly increments of $200 as long as the Company complies with certain capital investment and employment conditions.

     The Company has been named a defendant in a lawsuit in connection with the explosion and related fire in which plaintiffs seek unspecified compensatory and punitive damages.  Because this lawsuit is in its early stages, the Company is unable to state these plaintiffs' alleged damages.  The Company believes that overall it has sufficient insurance to cover losses from expected litigation associated with the incident.

                  West Pharmaceutical Services, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (in thousands, except share and per share data)
                                        (continued)

12.  In the third quarter of 2002, the Company recorded an $8,300 tax benefit associated with the 2001 disposition of its contract manufacturing and packaging business and the shutdown of a plastic device manufacturing facility.  Of the $8,300 benefit,
     $5,900 was recorded in discontinued operations with the remaining $2,400 benefit reflected in continuing operations.  The tax benefit and the related tax refund were a result of a change in U.S. tax law in 2002 related to loss disallowance rules.

13.  During the third quarter of 2002, the Company recorded an $800 charge, included in equity in net income (loss) of affiliated companies, for its share of the costs related to the consolidation of two rubber molding operations for one of its equity investments in Mexico.  As of September 30, 2003, all employees have been terminated and all related payments have been made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
------------------------------------------------------------------------------------

Net Sales
---------
Consolidated net sales for the third quarter of 2003 were $120.1 million compared to
$104.1 million reported in the third quarter of 2002. Sales increased 15% from the prior year quarter with 6% of the increase due to the impact of foreign currency translation.
Overall price increases accounted for 1.3% of the sales increase over the quarter ended
September 30, 2002.

Third quarter 2003 sales for the Pharmaceutical Systems segment were $118.2 million, a $15.3 million or 15% increase from prior year quarter reported sales of $102.9 million.
Approximately 6% of the increase is the result of foreign currency translation. Sales in all geographic regions increased.  Sales in Europe increased 26% with 14% of the increase resulting from foreign currency translation.  Increased demand for prefilled syringe components facilitated by expansions in France and Germany resulted in increased sales volumes in the European region.  Sales in domestic markets increased 8% from the prior year quarter, led by demand for the Company's Westar(R)line of ready-to-sterilize components and pharmaceutical closures incorporating the Company's coating technologies.

Revenues for the quarter ended September 30, 3003 for the Drug Delivery Systems segment, which includes the clinical services business unit and the drug delivery business unit, were $1.9 million, compared to $1.2 million in the prior year quarter.  The increase in revenue is due to improved demand in the clinical services business unit for early phase clinical trials.  Drug delivery business unit revenues declined slightly from those in the third quarter of 2002 as there were no significant licensing or developmental milestone payments realized or recognized in the quarter.

Net sales for the nine months ended September 30, 2003 were $364.3 million compared to
$312.3 million in the prior year period. Sales increased 17% from the prior year with
7% of the increase due to the impact of foreign currency translation. Overall price increases accounted for 1.7% of the sales increase over the first nine months of 2002.
Pharmaceutical Systems segment sales were $359.6 million in the nine months ended
September 30, 2003, compared to $306.3 million for the nine months of 2002, 17% higher than the prior year with 7% of the increase resulting from foreign currency translation.
The same factors that influenced the quarterly comparisons affected the nine-month comparisons.  Drug Delivery Systems' revenues for the nine month period ended
September 30, 2003 decreased $1.3 million to $4.7 million from $6.0 million in the first nine months of 2002.  The decrease is due to lower revenues in the first half of 2003 in the Company's clinical services business unit, offset slightly by increased revenues from contract research services in the Company's drug delivery business unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
-----------------------------------------------------------------------------------

Operating Profit
----------------
The Company recorded operating profit of $6.9 million in the third quarter ended
September 30, 2003, compared to an operating loss of $2.3 million in the prior year quarter.  Operating profit (loss) by operating segment, including corporate costs, U.S.
pension plan income (expense) and other charges recorded in operating profit, for the three and nine-months ended September 30, 2003 and September 30, 2002 were as follows:

Operating Profit (Loss)       Three Months Ended                   Nine Months Ended
($ in millions)         Sept. 30, 2003   Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002
---------------------------------------------------------------------------------------------

Pharmaceutical Systems          $ 19.4           $ 13.0            $ 65.5            $ 48.4
Drug Delivery Systems             (5.0)            (4.1)            (12.2)            (10.4)
Corporate costs                   (4.8)            (2.8)            (14.4)            (12.9)
Pension income (expense)          (1.6)             0.7              (4.8)              2.1
Restructuring charge                -              (9.1)               -               (9.1)
Argentina foreign
exchange gain                       -                -                 -                1.7
Costs associated with plant
explosion                         (1.1)              -               (9.9)               -
---------------------------------------------------------------------------------------------
Consolidated Total              $  6.9           $ (2.3)           $ 24.2            $ 19.8
=============================================================================================

Pharmaceutical Systems' segment operating profit for the third quarter ended September 30, increased by $6.4 million, of which $1.0 million is due to foreign currency translation, particularly the Euro versus the U.S. dollar.  Improvements in the 2003 third quarter resulted from increased gross profit generated primarily by sales volume increases.
Gross margins in the Pharmaceutical Systems segment increased to 30.0% in the third quarter of 2003 compared to 25.7% in the prior year quarter, reflecting improved production efficiencies in Europe resulting from facility expansion projects in France and Germany.  The improvements in Europe were partially offset by additional costs resulting from the transfer of production from our Kinston plant to other manufacturing locations, including production inefficiencies and the use of overtime.  In the third quarter of 2003 the Company recorded insurance recoveries of $2.3 million as a reduction of cost of goods sold, of which $1.7 million related to the additional costs of production inefficiencies and overtime and $0.6 million related to margins on lost sales.
Approximately $0.4 million of the estimated recovery recorded in the third quarter pertained to lost sales incurred in the first and second quarters of 2003. For the nine month period ended September 30, 2003, approximately $4.9 million in insurance recoveries were recorded.  While the Company believes that other costs incurred in the nine months ended September 30, 2003 will be subject to further insurance recovery, it is unable to estimate the ultimate amount of the recovery at this time.  Selling, general and administrative expenses were approximately 14% of net sales in the third quarter of 2003 compared to 13% in the prior year quarter.  The increase is due to increased selling and marketing costs in Europe.

Pharmaceutical Systems' segment operating profit for the nine month period ended
September 30, 2003 increased by $17.1 million, of which $4.6 million is due to foreign currency translation.  The same factors that influenced the quarterly comparisons affected the nine-month comparisons.
                                                                         Page 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
----------------------------------------------------------------------------------

In the Drug Delivery Systems' segment, operating losses for the quarter ended
September 30, 2003, increased by $0.9 million from the prior year quarter.  Improvements in clinical services revenues resulted in breakeven results for the clinical services business unit.  Modest declines in drug delivery technology revenue as well as increased research and development and outside services costs for a near term licensing opportunity led to increased operating losses in the drug delivery business unit.

Drug Delivery Systems' Segment operating losses for the nine months ended September 30, 2003 increased $1.8 million from the prior year period.  The increase in operating losses is primarily due to decreased sales in the clinical services business unit. The clinical services business unit suffered from reduced demand and competition from full service clinical research organizations in the first half of 2003, with some improvement in the level of demand for early phase clinical trials in the third quarter ended September
30, 2003.  In the drug delivery business unit, the same factors that influenced the quarterly comparisons affected the nine-month comparisons.

Corporate costs were $4.8 million in the third quarter ended September 30, 2003 up from $2.8 million in 2002.  The increase in the third quarter 2003 includes a $1.2 million increase in stock-based directors' compensation resulting from the increase in the
Company's stock price in the third quarter of 2003, versus a decrease in the price in the third quarter of 2002.  In addition, management incentive compensation increased
$1.1 million reflecting the achievement of performance targets in 2003.  For the nine-month period ended September 30, 2003, Corporate costs were $14.4 million, up from the $12.9 million in 2002.  The increase in the nine months ended September 30, 2003 is mainly the result of a $1.6 million increase in incentive compensation and a $0.9 million increase in stock-based directors' compensation partially offset by $1.3 million decrease in information systems project costs.

U.S. pension plan expenses were $1.6 million in the third quarter ended September 30, 2003 compared to income of $0.7 million in the same period of 2002.  Year-to-date pension expense was $4.8 million in 2003 compared to income of $2.1 million in 2002.  The increase in pension expense is due to the continuing impact of lower returns on pension plan assets through 2002.

In the third quarter ended September 30, 2002, the Company recorded a pre-tax restructuring charge of $9.1 million ($6.8 million, or $0.47 per share, net of tax).  The charge included a $5.8 million write-off of construction-in-progress and a $0.5 million accrual for contract termination fees related to the termination of an information systems implementation project and a $2.8 million impairment of the Company's investment in a genetic research technology company.

The nine months ended September 30, 2002 includes a $1.7 million foreign exchange gain recorded by the Company's subsidiary in Argentina on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Costs Associated With Plant Explosion
-------------------------------------
During the three and nine months ended September 30, 2003, the Company recognized
$1.1 million and $9.9 million, respectively, of direct costs associated with the
January 29, 2003 Kinston explosion, primarily for potentially uninsured legal, investigational, and environmental response costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
-------------------------------------------------------------------------------------

The Company expects that it will continue to incur potentially uninsured costs in connection with ongoing investigations and legal matters associated with the Kinston accident, but believes that such expenses will continue to decline from current levels in the fourth quarter of 2003 and in 2004.

Interest Expense, net
---------------------
Net interest costs were $2.0 million in the third quarter ended September 30, 2003 compared to $2.1 million in the prior year quarter.  The modest decrease is due to increased interest income from customer advances.  For the nine months ended September 30, 2003, net interest costs were $5.6 million compared to $7.0 million in the prior year period.  The decrease for the nine month period ended September 30, 2003 is due to increased interest income from customer advances of $0.8 million and a decrease in interest expense of $0.4 million, resulting from lower average debt levels and lower interest rates in the current year.
The remaining decrease is due to an increase in interest income from higher cash balances.

Provision for Income Taxes
--------------------------
The effective tax rate for the third quarter ended September 30, 2003 was a 31% provision compared to a benefit of 65% in the prior year quarter.  In the third quarter ended
September 30, 2002, the Company recorded a tax benefit of $8.3 million associated with the
2001 disposition of its contract manufacturing and packaging business and the shutdown of a plastic device manufacturing plant.  Of the total benefit, $2.4 million ($0.17 per share)
was recorded in continuing operations and the remaining $5.9 million ($0.41 per share)
was recorded in discontinued operations.  The tax benefit and related tax refund resulted from a change in U.S. tax law in 2002 related to loss disallowance rules.  The remaining difference in the effective rate from the prior year quarter is due to the nondeductible write-down of the Company's investment in a genetic research company and a change in the geographic mix of earnings.

For the nine-month period ended September 30, the effective tax rate was 31% compared to 25% in 2002. The difference in the effective rate from the prior year nine month period is due to the net effect of the 2002 $2.4 million tax benefit noted above, offset slightly by the 2002 nondeductible write-down of the Company's investment in a genetic research company.
The 2003 utilization of foreign tax credits offset slightly by an increase in the valuation allowance on U.K. net operating losses also contributed to the change.

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings in net income of affiliated companies was $0.7 million in the third quarter ended
September 30, 2003 up from a $0.4 million loss in the third quarter of 2002.  Earnings for the nine-month period compare favorably to the prior year with income of $1.9 million in 2003 compared to a loss of $0.1 million in 2002.  Earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, increased $0.4 million from the prior year quarter as Daikyo continues to experience increases in demand from its U.S. and European customers as well as improved manufacturing efficiencies.  Full year results for Daikyo are up $0.9 million from the prior year.

Breakeven results in the third quarter ended September 30, 2003 from the Company's 49%
owned Mexican affiliates were up significantly from the losses incurred in the same period of 2002.  In the third quarter of 2002, the Company recorded a $0.8 million ($0.06 per share) charge for its share of the costs related to its Mexican affiliate's consolidation of two rubber molding operations.  Results for the nine month period for Mexico are also breakeven, up $1.1 million from the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
----------------------------------------------------------------------------------

Discontinued Operations
-----------------------
In December 2002, the Company sold its consumer healthcare research business located in
Indianapolis, Indiana.  Third quarter 2002 losses for this business of $0.3 million and breakeven results for the nine-month period of 2002 have been reflected in discontinued operations in the accompanying consolidated financial statements.

As noted above, the Company recorded a $5.9 million ($0.41 per share) tax benefit connected with the sale of the contract manufacturing and packaging business.  This tax benefit was recorded in the third quarter of 2002 and was included in discontinued
operations.

The Company was required to hold $4.3 million of the proceeds of the 2001 sale of the contract manufacturing and packaging business in trust for the repayment of certain debentures that the Company agreed to redeem as part of the sale. These debentures were repaid in the first quarter of 2002 resulting in a $0.4 million
($0.03 per share), net of tax charge, which was included in discontinued operations.

Net Income
----------
Net income for the third quarter ended September 30, 2003 was $4.1 million, or
$0.28 per share, compared to $3.6 million, or $0.25 per share, in the third quarter of 2002.  Net income for the third quarter ended September 30, 2003 included
$1.1 million of pre-tax costs ($0.7 million, or $0.05 per share, net of tax) related to the explosion at the Kinston facility.  Net income for the third quarter ended
September 30, 2002 included a pre-tax restructuring charge of $9.1 million
($6.8 million, or $0.47 per share, net of tax), a one-time tax benefit due to a change in tax law of $2.4 million ($0.17 per share) and income from discontinued
operations of $5.6 million, or $0.39 per share, net of tax.

Net income for the nine-month period ended September 30, 2003 was $14.8 million, or $1.02 per share, compared to $15.0 million, or $1.04 per share, for the 2002 period.  2003 results include $9.9 million of pre-tax costs ($6.5 million, or
$0.45 per share, net of tax) related to the Kinston explosion.  In addition to the restructuring and one-time tax benefit noted above, 2002 results include a
$1.7 million foreign exchange gain ($0.8 million, or $0.05 per share, net of tax)
related to the devaluation of the Argentine peso and income from discontinued
operations of $5.5 million, or $0.38 per share, net of tax.

Liquidity and Capital Resources
-------------------------------
Working capital at September 30, 2003 was $89.2 million compared with $73.6 million at December 31, 2002.  The working capital ratio at September 30, 2003 was 1.9 to 1.
Accounts receivable increased significantly, reflecting the increase in September 2003 sales levels versus December 2002.  Days sales outstanding was 52 days improving slightly from the 53 days in 2002. Cash flows from operations were $50.3 million for the nine months ended September 30, 2003, an increase of $13.0 million from the prior year.  The increase is due mainly to strong operating results in the
Company's Pharmaceutical Systems segment.  Timing of accounts payable and payroll payments also contributed to increased operating cash flow in the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
----------------------------------------------------------------------------------

As a result of the Kinston explosion, the Company has recorded a net insurance receivable of $0.3 million as of September 30, 2003.  The receivable includes
$12.8 million for the net book value of property, plant, and equipment and inventory destroyed in the explosion as well as $12.5 million of recoverable costs and business interruption recoveries.  These costs were offset by
$25.0 million in advances from the Company's insurance carrier.  The Company's property and business interruption insurance coverage provides for a maximum insurance recovery of $66.0 million.

Capital spending for the nine-month period ended September 30, 2003 was
$34.8 million.  Expenditures include new equipment purchases and equipment upgrades used in the production of the Company's existing product lines, as well as expenditures focused on new products and expansion activities, including the expansion of the Company's primary production facility for
Westar products located in Jersey Shore, PA and expansions at various European facilities.  As a result of the Kinston accident, the Company has spent approximately $5.6 million in capital related to expanding production capacity at several plants as well as the construction of a new compression molding
operation in Kinston.   Full year 2003 capital spending is projected to be
approximately $65.2 million, which includes $16.9 million related to the replacement of the damaged Kinston facility.

The Company expects that the Kinston construction project will be largely financed by replacement cost coverage provided by the Company's property insurance policy.
In the second quarter of 2003, the Company purchased land under an economic development grant with Lenoir County, North Carolina.  Under the terms of the agreement, the County will reimburse the purchase price in yearly increments as long as the Company maintains minimum capital investment and workforce conditions.

The Company paid cash dividends totaling $8.7 million ($0.60 per share) during the nine month period ended September 30, 2003.

Debt as a percentage of total invested capital at September 30, 2003 was 44.2%
compared to 46.5% at December 31, 2002.  Total shareholders' equity was
$225.6 million at September 30, 2003 compared to $201.5 million at December 31, 2002.
The increase in equity was due to positive foreign currency translation adjustments, current year net income and employee stock option exercises, partially offset by dividend payments.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company's future expected cash requirements, at least through July 2005, at which time the Company's revolving credit facility expires.  The Company fully expects to obtain similar credit facilities at that time.  The Company reviews its financing requirements and alternatives on a regular basis and, if market conditions are sufficiently attractive, the Company may consider issuing equity securities in order to strengthen its balance sheet and to provide greater flexibility to achieve its core Pharmaceutical Systems business objectives.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company's Kinston, NC plant.  See the text under the caption
"Cautionary Statement Regarding Forward-Looking Information."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
-----------------------------------------------------------------------------------

New Accounting Standards
------------------------
In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables."  The consensus provides guidance on accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, the consensus addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after
June 15, 2003. EITF 00-21 did not have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46).
FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003.  In October
2003, the FASB deferred the effective date of FIN 46 for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003 and issued an exposure draft to amend FIN 46.  The amended FIN 46 is expected to be effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003.  The Company is currently assessing the impact
FIN 46 will have on its financial statements.

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

In September 2003, the Company entered into a forward contract in order to hedge foreign currency exposure on a cross currency intercompany loan.  The forward contract, which is designated as a fair value hedge, terminated in October 2003 when the intercompany loan was repaid.  The notional amount for the forward contract taken out by a subsidiary with a BPS functional currency was 10.8 million
Danish Krone.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Nine Months ended September 30, 2003 versus
September 30, 2002
----------------------------------------------------------------------------------

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
Certain statements contained in this Report that are not historical are "forward looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. The words "estimate," "expect," "intend", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results may differ materially from those expressed in any forward looking statement and are dependent on a number of factors including, but not limited to: sales demand, timing of customers' projects; successful development of proprietary drug delivery technologies and systems; regulatory, licensee and/or market acceptance of products based on those technologies; competitive pressures; the strength or weakness of the U.S. dollar; inflation; the cost of raw materials; the availability of credit facilities; and, statutory tax rates. With respect to the explosion and fire at the Company's Kinston, NC plant, the following risks and uncertainties should also be taken into consideration: the timely replacement of production capacity; the adequacy and timing of insurance recoveries for property losses and/or liability to third parties and related costs; the unpredictability of existing and future possible litigation related to the explosion and the adequacy of insurance recoveries for costs associated with such litigation; government actions or investigations affecting the Company; the ability of the Company to successfully shift production and compounding capacity to other plant sites in a timely manner, including the successful integration of experienced personnel to other production sites; the extent of uninsured costs for, among other things, legal and investigation services and incremental insurance; and regulatory approvals and customer acceptance of goods from alternate sites.

The Company assumes no obligation to update forward-looking statements as circumstances change.  Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's 10-K, 10-Q and
8-K reports.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The information called for by this item is included in the text under the caption "Market Risk" in Item 2. "Management's Discussion and
         Analysis of Financial Condition and Results of Operations" and should be read in conjunction with the Company's Form 10-K filed for the year ended December 31, 2002.

Item 4.  Controls and Procedures.

         The Company has established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e)) that are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's Chief Executive Officer and Chief Financial
         regarding required disclosure.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Index to Exhibits on pages F-1 and F-2 of this Report.

                  On July 22, 2003, the Company filed a Current Report on
                  Form 8-K.  Under Item 12 of that Report, the Company furnished to the Commission the press release dated July 22, 2003.

                  On August 20, 2003, the Company filed a Current Report on
                  Form 8-K.  Under Item 5 of that Report, the Company furnished to the Commission two press releases dated August 18, 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WEST PHARMACEUTICAL SERVICES, INC.
                                  ------------------------------------
                                  (Registrant)

November 10, 2003                 /s/ William J. Federici
-----------------                 -------------------------------------
Date                              William J. Federici
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

(3) (b)      Bylaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's
             Form 10-Q for the quarter ended September 30, 1998 (File No.1-8036).

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

(10)         None.

(11)         Non applicable.

(15)         None.

(18)         None.

(19)         None.

(22)         None.

(23)         Non Applicable.

(24)         None.

                                   F - 1

                               INDEX TO EXHIBITS

Exhibit
Number

(31) (a)     Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31) (b)     Section 302 Certification by William J. Federici.

(32) (a)     Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

(32) (b)     Certification by William J. Federici, pursuant to 18 U.S.C.
             Section 1350,  as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

(99)         None.

                                     F-2