Form 10-K
period 2003-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2004-03-12
CIK 105770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                                             -----------------

                          Commission File Number 1-8036
                                                 ------

                       WEST PHARMACEUTICAL SERVICES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-1210010
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


  101 Gordon Drive, PO Box 645,
          Lionville, PA                                 19341-0645
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code 610-594-2900
                                                            ------------

           Securities registered pursuant to Section 12 (b)of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.25 per share          New York Stock Exchange


       Securities registered pursuant to Section 12 (g) of the Act: None.
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                       ---    ---

The aggregate market value of the Registrant's common equity held by non-affiliates as of June 30, 2003 was approximately $355,117,000.

As of February 24 2004, there were 14,740,214 shares of the Registrant's common stock outstanding.

Exhibit Index appears on pages F-1, F-2, F-3, F-4 and F-5.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: 1) portions of the Registrant's Annual Report to Shareholders for the Company's 2003 fiscal year (the "2003 Annual Report to Shareholders") are incorporated by reference in Parts I and II; and
(2) portions of the Registrant's definitive Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART 1

Item 1.   Business.
          --------
                                  Introduction
                                  ------------

West Pharmaceutical Services, Inc. (the "Company") provides closure systems and components, primarily for use with parenterally administered drugs, and conducts research and development of proprietary drug formulation and delivery technology for nasal and targeted oral delivery of drugs. The Company also provides clinical research and laboratory services. The Company is organized into two reportable segments:

     1) The Pharmaceutical Systems reporting segment consists of three operating segments, the Americas, Europe/Asia and Devices. The Pharmaceutical Systems reporting segment designs, manufactures and sells stoppers, closures, medical device components and assemblies made from elastomers, metals and plastics and provides contract laboratory services for testing drug packaging.

     2) The Drug Delivery Systems reporting segment identifies and develops products using the Company's proprietary drug delivery technologies to improve the pharmaceutical and biopharmaceutical drug's therapeutic performance and/or their method of administration. This segment also includes a clinical services organization, which conducts Phase I and II clinical trials, with capabilities available to support later phases of the drug development process.

Financial information about the Company's segments and geographic areas can be found in Note 8 "Segment Information" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference.

As of December 31, 2003, the Company and its subsidiaries had 4,365 employees.

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

The Company makes available its periodic and current reports, and amendments to those reports, free of charge on its website, www.westpharma.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.


                         Pharmaceutical Systems Segment
                         ------------------------------

Pharmaceutical Closures and Components
--------------------------------------

The Company is one of the world's largest manufacturers of rubber and elastomeric closures and components for sealing injectable drug vials, prefilled syringes and other pharmaceutical containers. This ranking is supported by primary market research and the Company's own market resources. The Company offers several hundred proprietary natural rubber and synthetic elastomer formulations, which are molded into closures and components in a variety of sizes, shapes and colors. The closures and components are used for containers holding serums, vaccines, antibiotics, anesthetics, intravenous solutions and other drugs and solutions. They are designed and manufactured to assure the integrity of these solutions throughout the product's approved shelf life.

Many elastomer component formulations are specially designed to be compatible with a given drug formulation so that the drug will remain safe and effective during storage. New elastomeric components must be tested with each drug solution to show that ingredients do not leach into the customer's product or adversely affect the drug's safety and effectiveness.

Rubber closures and components are usually washed, sterilized and subjected to other pre-use processes by the customer or a third party before they are fitted on the filled container. The Company has introduced a value-added line of closures and components that are pre-washed, packaged and ready to be sterilized, eliminating several steps in customers' incoming processes. The Company is also developing a line of pre-sterilized closures and components that can be introduced directly into customers' sterile drug-filling operations.

A growing portion of the Company's closure and components business involves elastomeric and plastic components for empty and pre-filled disposable syringes such as plungers, tip caps and needle covers. The Company also offers blood-collection system components, including vacuum tube stoppers and needle valves, and a number of specialized elastomeric and plastic components for blood-analyzing systems and other medical devices.

Metal Seals
-----------

The Company offers a broad line of aluminum seals which are crimped onto glass or plastic pharmaceutical vials and containers to hold the rubber stoppers securely in place. The top of the aluminum seals often contain tamper-evident tabs or Flip-Off (R) plastic covers, which must be removed before the drug can be withdrawn. The seals and Flip-Off covers are sold in a variety of sizes, shapes and colors to enable customers to differentiate and distinguish their drug solutions. The Company has introduced an improved version of its Flip-Off covers that helps the customer protect against counterfeiting of injectable drug products and maintains better control and integrity of in-process filled vials prior to final labeling.

Some aluminum seals are sold with specially formulated rubber or elastomeric discs pre-fitted inside the seal. These "lined" seals may be placed directly onto the pharmaceutical container, thus eliminating the need for a separate stopper. In recent years, the Company has expanded capacity and upgraded production processes for metal seal manufacturing, clearly bringing the facilities to state-of-the-art capability.

Device Group
------------

In 2003, the Company formed the Device Group, an operating segment within the Pharmaceutical Systems reporting segment, to strengthen its global strategic approach to market opportunities outside of the traditional injectable drug delivery systems business. With design, tooling and manufacturing centers in North America and Europe, the Device Group applies the Company's expertise in product design, precision injection molding and assembly for manufacturing sophisticated delivery devices and dispensing systems, with a focus on multiple-piece closures that require high-speed assembly. This group's product portfolio includes plastic contraceptive drug packages, child-resistant and tamper-evident plastic closures; plastic systems used for lyophilized drug reconstitution and delivery, which are molded and fabricated in a clean room environment; plastic containers, bottles and closures for the consumer, medical device and diagnostic markets; and closures for food and beverage processors.

Analytical Laboratory Services
------------------------------

The Company's laboratories conduct tests to determine the compatibility of its rubber components with customers' drugs and, in the United States, file formulation and process information with the Food and Drug Administration ("FDA"), which is used in support of customers' drug applications. The analytical laboratories provide specialized testing for drug delivery systems and container closure components for customers on a contract basis.

Product Development
-------------------

The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. Laboratory facilities are also used for development of new products. Engineering is responsible for product and tooling design and testing, and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. In 2003, 56 professional employees were engaged in these activities. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were $6.4 million in 2003, $5.4 million in 2002 and $4.8 million in 2001.

                          Drug Delivery Systems Segment
                          -----------------------------

Drug Delivery Business Unit
---------------------------

The drug delivery business unit engages in both independent and client-funded research to develop products using drug delivery technologies, patenting these where possible, and, subject to any rights granted or ceded in connection with client funding, retains the rights to exploit the patented technology. The Company has patents or patent applications covering a range of delivery technologies for various routes of administration, including nasal, oral and parenteral, and products that incorporate these technologies. It seeks to license internally developed products to pharmaceutical and biotechnology companies, as well as work with these companies to enhance their drug products through the application of the Company's technologies. The Company will also develop generic versions of drug products and then seek development and marketing partners or licensees for the resulting products. The Company also maintains laboratory capabilities that support client and internal development projects. Research and development expenditures for the drug delivery business unit were $12.3 million in 2003, $11.0 million in 2002 and $8.2 million in 2001.

The drug delivery business unit is focusing the majority of its efforts on developing products using its two key nasal delivery technologies. The first is ChiSys[trademark], a proprietary chitosan-based technology. Chitosan, a highly purified polysaccharide, acts as a bioadhesive excipient that increases the residence time of drugs on mucosal surfaces and may improve bioavailability. ChiSys can be formulated as a liquid or powder. The second nasal technology is based on proprietary pectin formulations that form gels in the nasal cavity. Pectin, a linear polysaccharide found in fruits and vegetables, is widely used in food and nutritional products. These pectin formulations allow the Company to attenuate the absorption profile of certain drugs in order to reduce peak concentrations and extend delivery times.

The Company is also developing orally delivered products using its TARGIT[trademark] system, a proprietary technology for drug release within the lower gastrointestinal tract. Advantages of targeted colonic delivery are its localized disease treatment for conditions such as ulcerative colitis and Crohn's disease (inflammatory bowel disease) and its ability to deliver molecules sensitive to low pH or enzyme action.

The TARGIT[trademark] technology is based on the application of a combination of enteric polymer coatings onto starch capsules. The choice and thickness of the coating determines the site of release, as targeting is based on both pH and time. The capsule can accommodate relatively large doses and can be filled with a wide range of formulations - powders, granules, tablets, mini-tablets, coated pellets, semisolids, or high-temperature liquid melts. The TARGIT[trademark] technology can be combined with several formulation approaches such as absorption enhancement or controlled release to provide sustained release characteristics.

As an extension of the Company's drug delivery and formulation expertise, the drug delivery business unit has been developing a generic version of a commercially available nasal product. The Company is in late-stage discussions with a potential licensing partner for the exclusive rights to market, sell and distribute the product when approved by the FDA.

The following chart identifies products that incorporate the ChiSys, pectin and TARGIT technologies, the products' development stage and licensing status:

PRODUCT                    INDICATION            CLINICAL STAGE    STATUS

Nasal Morphine             Cancer pain           Phase II          Licensed

Nasal Fentanyl             Cancer pain           Phase I           Available for licensing

Nasal Leuprolide           Endometriosis         Phase I           Available for licensing

Nasal PTH                  Osteoporosis          Phase I           Available for licensing

Nasal Diphtheria
& Tetanus                  Vaccination           Phase I           Licensed

Nasal Pertussis            Vaccination           Preclinical       Available for licensing

Nasal Influenza            Vaccination           Phase I           Available for licensing

Nasal Ketoprofen           Pain                  Preclinical       Available for licensing

Nasal Zolpidem             Insomnia              Preclinical       Available for licensing

Nasal Granisitron          Nausea                Preclinical       Available for licensing

Nasal Morphine -6 -
Glucuronide                Pain                  Preclinical       Available for licensing

Nasal NSAID                Pain                  Preclinical       Available for licensing

Oral Budesonide
(TARGIT[trademark])        Ulcerative Colitis    Phase I           Available for licensing

Clinical Services
-----------------

In April 1999, the Company acquired the Clinical Services division (GFI) of Collaborative Clinical Research, Inc., an 80-bed clinical trials research facility in Evansville, Indiana. GFI operates as a business unit within the Drug Delivery Systems reporting segment. GFI employs a staff of 88 people, including nurses, medical technicians and other support staff.

GFI performs human clinical trials for pharmaceutical and biologic, medical device, and consumer health products, which are conducted on behalf of sponsor applicants seeking marketing approval or post-marketing support for their products. In the pharmaceutical and biologic arena, GFI conducts primarily Phase I and II clinical trials, with capabilities available to support later phases of the drug development process. In addition to performing clinical trials, limited contract research services such as protocol writing, case report form design and various aspects of early phase project management are at times provided to clients.

In conducting the trials, GFI contracts with licensed physicians who oversee the administration of individual trials. In addition, an independent Institutional Review Board that includes medical and non-medical personnel is charged with protecting the safety of study subjects, provides review of both study protocols and trial administration.

The Company may be subject to claims arising from the personal injury or death of persons participating in clinical trials. The Company believes that these risks are mitigated by the following: the oversight of the Institutional Review Board; malpractice insurance coverage that is required to be carried by the physicians who perform the studies; contractual indemnification of the site by the trial sponsors; and the fact that all study subjects are required to sign an informed consent prior to their participation. Finally, government regulations place shared responsibility for proper study conduct and the protection of study subjects onto the principal investigator, the Institutional Review Board and the trial site.

                              Government Regulation
                              ---------------------

The FDA extensively regulates the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drugs in the United States under the Food, Drug and Cosmetic Act. The Company's businesses are involved in a number of activities regulated by the FDA and by comparable regulatory agencies in other countries.

The Company's drug packaging components, including stoppers, seals and syringe plungers, are used to package drug products that are regulated by the FDA. To accommodate the needs of its customers, which manufacture drug products, the Company must maintain detailed written procedures for the receipt, identification, storage, handling, sampling, testing and approval or rejection of its products. Before shipment, samples from each lot of components must be tested for conformance with applicable specifications. Manufacturing facilities must establish and conform to written procedures for production and process controls and must create and retain records for a specified period of time.

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

The FDA regulates the work of GFI in certain clinical trials. GFI must comply with the FDA's regulations applicable to activities a sponsor of certain trials delegates to it, such as recruitment of study subjects, documentation of the study and conducting the trial.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate the appropriate dosage and dosage tolerance; identify possible adverse effects and safety risks; and preliminarily evaluate the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. The FDA sometimes requires Phase IV studies to be conducted after a drug has been approved for marketing. These studies are used to monitor the long-term risks and benefits of a particular drug, to study the effect of alternative dosage levels, or to evaluate the safety and efficacy of a drug in targeted patient populations.

                                  Order Backlog
                                  -------------

At December 31, 2003, the Pharmaceutical Systems reporting segment order backlog was $131.6 million, of which $131.0 million is expected to be filled during fiscal year 2004, compared with $118.8 million at the end of 2002. Order backlog in this segment includes firm orders placed by customers for manufacture over a period of time according to a customer's schedule or upon confirmation by the customer. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company's backlog only as orders are received from those customers.

Drug Delivery Systems reporting segment backlog, which is primarily related to the clinical services business unit, consists of signed contracts yet to be completed. Contracts included in backlog are subject to termination or delay at any time and therefore the backlog is not necessarily a meaningful predictor of future results. Delayed contracts remain in the Company's backlog until cancelled. As of December 31, 2003, the Drug Delivery Systems reporting segment backlog was $3.8 million, of which $3.4 million is expected to be filled during fiscal year 2004; at December 31, 2002 the backlog was $1.3 million.

                                  Raw Materials
                                  -------------

The Company uses three basic raw materials in the manufacture of its Pharmaceutical Systems products: elastomers, aluminum and plastic. The Company has access to adequate supplies of raw materials to meet its production needs, and therefore foresees no significant availability problems in the near future.

The Company is pursuing a supply chain management strategy in its Pharmaceutical Systems reporting segment, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by the Company. In most cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, the Company relies on single source suppliers for many critical raw materials. This strategy increases the risks that the Company's supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.

The Company uses two main raw materials in its drug delivery business unit: chitosan and pectin. The Company purchases highly purified chitosan from a single source as there are limited vendors that provide the material. The Company mitigates the risk of supply interruption by maintaining enough chitosan in its inventory to meet demand for the foreseeable future. Although the Company currently purchases pectin from one vendor, there are various vendors that provide the material, and therefore the Company believes there is little risk of supply interruption.

                   Patents, Trademarks and Proprietary Rights
                   ------------------------------------------

It is the Company's policy to maintain a strong patent position by obtaining patent protection on products and processes deemed to possess potential commercial significance. This policy applies to patents resulting from the efforts of the Company's research and engineering staff or through the research and development of others financed by the Company. As a general rule, however, the Company does not seek patent protection on its rubber and elastomer formulations, which it regards as trade secrets. The Company also relies upon trademarks, know-how, continuing technological innovations and licensing opportunities to maintain and further develop its competitive position.

Employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information are required to execute confidentiality agreements upon the commencement of employment or consulting relationships. The agreements provide that all inventions by an employee shall be the Company's property.

The Company's patents, trademarks and proprietary rights that relate to the Pharmaceutical Systems reporting segment have been useful in establishing the Company's market share and in the growth of the Company's business, and are expected to continue to be of value in the future, as the Company continues to develop its proprietary products in this segment. Although of importance in the aggregate, the Company does not consider its current Pharmaceutical Systems segment business or its earnings to be materially dependent on any single patent, trademark or proprietary right.

The Company's Drug Delivery reporting segment has developed and maintained a significant portfolio of patents, pending patent applications and related proprietary rights for inventions relating to drug delivery systems technologies and products developed at its Nottingham, England and Lionville, Pennsylvania research facilities. While this portfolio has not produced significant revenues for the Company in the past year, it is expected to be of major value to this segment going forward, particularly in the areas of attracting and developing strategic alliances with ethical drug manufacturers and biotechnology and medical device companies seeking proprietary systems for delivery of their products, and then developing, selling and licensing the Company's proprietary systems for use with the products of these manufacturers, as well as licensing proprietary products taken through early stage development at the Company.

                           Markets and Major Customers
                           ---------------------------

The Company's Pharmaceutical Systems reporting segment provides components and/or contract services to major pharmaceutical, biotechnology and hospital supply/medical device companies. Products and services are distributed primarily through the Company's own sales force, with nominal use of regional distributors. The Company's Drug Delivery reporting segment also works with pharmaceutical and biotech customers, primarily in the United States and Europe in developing products using its drug delivery technologies and provides clinical research to full service contract research organizations in the United States.

Becton Dickinson and Company ("BD") accounted for approximately 12% of the Company's 2003 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD's disposable and pre-filled syringes and blood sampling and analysis systems. The Company expects to continue to be a major BD supplier.

Excluding BD, the next ten largest customers accounted for approximately 31% of the Company's consolidated net sales in 2003 but not one of these customers accounted for more than 4% of 2003 consolidated net sales.

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

Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a "full-service value added" supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis.

The Company competes against numerous competitors in the field of plastic closures for consumer products. Many of these competitors are larger than the Company and command significant market shares. The Company differentiates itself through its expertise in high-speed assembly of multiple-piece closure systems.

The clinical research industry is highly fragmented and comprised of several large, and many small, full-service Contract Research Organizations, as well as limited service providers. Other major competitors in the industry also include the research departments and owned clinical research units of pharmaceutical companies.

The drug delivery business unit competes in the United States, Europe and elsewhere with pharmaceutical, biotechnology and drug delivery companies, hospitals, universities, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems and products or new drug research and testing, as well as with entities already producing and marketing drugs. The biopharmaceutical industry is subject to rapid and substantial technological change. Competition is intense and based substantially on scientific and technological factors. These factors include the availability of patents and other intellectual property, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing.

The Company's ChiSys[trademark] and pectin-based nasal technologies and TARGIT[trademark] oral technologies, along with other technologies and products based on these technologies, provide certain important competitive advantages and are protected by patents. However, new drugs or developments in alternative drug delivery methods may provide greater therapeutic benefits, or comparable benefits at a lower cost. There are a number of companies currently seeking to develop new drug delivery technologies and products, including oral, intranasal, transdermal, buccal (or mouth cavity) and colonic absorption systems. Many of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than the Company has committed to the drug delivery business unit. Many of these companies also have exclusive license or co-development arrangements with market leaders for certain products. Accordingly, there can be no assurance that competitors will not introduce products or processes competitive with or superior to those of the Company that could render our technologies and products less competitive or obsolete.

                            Environmental Regulations
                            -------------------------

The Company is subject to applicable federal, state, local and foreign health, safety and environmental laws, including those governing discharges of pollutants to air and water, the generation, management and disposal of hazardous materials and wastes and the remediation of contaminated sites. Some of the Company's manufacturing facilities have been issued environmental permits or certificates and have implemented controls to prevent or reduce discharges to air and water. These documents are subject to modification, renewal and revocation by the issuing authorities. The Company believes that its operations are currently in material compliance with all environmental laws, regulations and permits. The Company believes that ongoing environmental operating and capital expenditures will not be material.

Information as to the material effects of compliance with federal, state and local environmental laws, contained in Note 20 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders is incorporated by reference.

                                  International
                                  -------------

The Company conducts business in most of the major pharmaceutical markets in the world. Sales outside of the United States account for approximately 50% of consolidated net sales. Although the general business process is similar to the domestic business, international operations are exposed to additional risks including fluctuating foreign currency exchange rates, multiple tax jurisdictions and, particularly in Latin and South America, political and social issues that could destabilize local markets and affect the demand for the Company's products.

For additional information see Note 8 "Segment Information" and Note 14 "Affiliated Companies" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference.

The Company's financial condition and results are impacted by fluctuations in exchange-rate markets (See Note 1 "Summary of Significant Accounting Policies - Foreign Currency Translation" and Note 6 "Other Income (Expense)" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference). Hedging by the Company of these exposures is discussed in Note 1 "Summary of Significant Accounting Policies - Financial Instruments" and in Note 17 "Financial Instruments" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference.

                               Recent Developments
                               -------------------

On January 29, 2003, the Company's Kinston, North Carolina plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. The Company's property and business interruption insurance coverage provides for a maximum insurance recovery of approximately $66.0 million. In February 2004, the Company and its insurer reached a consensus that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for $66.0 million. The Company began construction of a new rubber compression-molding facility at the new Kinston site in 2003 and expects that full production capacity will return to historical levels by September 2004. See Note 5 "Kinston" and Note 20 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference.

In December 2003, the Company recorded a $7.0 million charge associated with a product designed by a customer and intended for production at our plastics device plant in the United Kingdom. As a result of delays connected with the regulatory approval of the product, the marketing and distribution partner for our customer terminated its involvement with the product. The operating results of the U.K. plant are significantly dependent on the success and timing of this product. As a result of this decision and the resulting delay in product launch, including the possible termination of the product, management concluded that the future cash flows to be generated by this plant will not be sufficient to cover the book value of the property, plant and equipment at this site. Accordingly, the Company recorded a $6.0 million impairment charge for the difference between the carrying value and the expected fair value of these assets. A related charge of $1.0 million was also recorded for statutory post-employment benefit costs deemed probable of being paid. See Note 4 "Restructuring and Impairment Charges" of the Notes to Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, incorporated herein by reference.

Item 2.   Properties.
          ----------

In the Pharmaceutical Systems segment, the Company maintains eight manufacturing plants and two mold-and-die production facilities in the United States, and a total of nine manufacturing plants and two mold-and-die production facilities in Germany, England, France, Denmark, Yugoslavia, Brazil and Singapore. Contract laboratory services are provided from the Company's Lionville, Pennsylvania facility.

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

The manufacturing production facilities of the Company are well maintained and are operating generally on a two or three shift basis. An expansion of the Company's facility in France was completed during 2003 and an expansion of the facility in Germany is expected to be finished in 2004. The facilities are being expanded to meet increased customer demand.

The principal facilities in the United States are as follows:

- Approximately 696,000 square feet of owned and 491,000 square feet of leased space in Pennsylvania, Florida, Nebraska, North Carolina and Indiana.

The principal international facilities are as follows:

- Approximately 846,000 square feet of owned space and 90,000 square feet of leased space in Germany, England, Denmark, France, Spain, Yugoslavia and Italy.

-    Approximately 247,000 square feet of owned space in Brazil.

-    Approximately 90,000 square feet of owned space in Singapore.

Sales office facilities in separate locations are leased under short-term arrangements.

Item 3.   Legal Proceedings.
          -----------------

On February 24, 2003, plaintiffs Terry Ellis, Rosalie Whitley and Gloria Young, on behalf of themselves and a purported class of residents of Craven County, North Carolina and the surrounding area, filed a lawsuit naming the Company and Thomas Clagon, then its Kinston, North Carolina plant manager, as defendants. Plaintiffs allege negligence and strict liability arising out of the explosion at the Company's Kinston, North Carolina plant and seek unspecified compensatory and punitive damages. The lawsuit was filed before the state court in Craven County, North Carolina. On March 28, 2003, defendants removed the case to the United States District Court for the Eastern District of North Carolina. On April 22, 2003, both defendants filed answers to the complaint in federal court, denying liability and denying that class certification is appropriate. On September 29, 2003, the federal court remanded the case to the state court.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
None.

Item 4(a) Executive Officers of the Registrant.
          ------------------------------------

The executive officers of the Company were as follows:

Name                        Age     Business Experience During Past Five Years
----                        ---     ------------------------------------------

Joseph E. Abbott            51      Vice President and Corporate Controller since April 2002 and
                                    Corporate Controller since December 2000. Previously Director of
                                    Internal Audit.

Linda R. Altemus            52      Vice President and Chief Compliance Officer since August 2003;
                                    Vice President and Chief Financial Officer from March 2002 until
                                    August 2003; Vice President, Finance and Administration from
                                    June 2001 to March 2002; Chief Information Officer from June
                                    2000 to June 2001; Vice President, Management Information
                                    Systems from March 1999 to June 2000 and Director, Information
                                    Systems from May 1997 to March 1999.

Michael A. Anderson         48      Vice President and Treasurer since June 2001; Vice President,
                                    Finance & Administration for Drug Delivery Systems from
                                    November 1999 to June 2001; Vice President, Business
                                    Development from April 1997 to October 1999.

Steven A. Ellers            53      President, Pharmaceutical Systems Division since June 2002;
                                    Executive Vice President from June 2000 to June 2002; Senior
                                    Vice President and Chief Financial Officer from March 1998 to
                                    June 2000; Group President from April 1997 to March 1998.

William J. Federici         44      Vice President and Chief Financial Officer since August 2003;
                                    National Industry Director for Pharmaceuticals of KPMG LLP
                                    (accounting firm) from June 2002 until August 2003. Prior
                                    thereto, audit partner with Arthur Andersen, LLP.

John R. Gailey III          49      Vice President, General Counsel and Secretary.

Robert S. Hargesheimer      46      President of Device Group since April 2003; Corporate Vice
                                    President of Strategic Operations from December 2001 until April
                                    2003; prior thereto, General Manager of West Pharmaceutical
                                    Services Lakewood, Inc., a former contract manufacturing and packaging subsidiary of the Company.

Herbert L. Hugill           56      President of the Americas, Pharmaceutical Systems Division since
                                    January 2002; President, Global Sales and Marketing from May
                                    2001 until January 2002; President, Global Sales and Contract
                                    Services from June 2000 until May 2001; Prior thereto, President,
                                    Clinical Services Group from April 1999 until June 2000.

Name                        Age     Business Experience During Past Five Years
----                        ---     ------------------------------------------

Robert J. Keating           55      President, Europe and Asia Pacific, Pharmaceutical Systems
                                    Division since April 2002; Regional Director, Asia Pacific from
                                    June 1998 to April 2002; General Manager from July 1997 until
                                    June 1998.

Richard D. Luzzi            52      Vice President, Human Resources since June 2002; previously,
                                    Vice President Human Resources of GS Industries (a steel manufacturer).

Donald E. Morel, Jr., Ph.D. 46      Chairman of the Board of the Company since March 2003 and
                                    President and Chief Executive Officer since April 2002; President and Chief Operating Officer from May 2001 to April 2002;
                                    Division President, Drug Delivery Systems from October 1999 to
                                    May 2001; Group President from April 1998 to October 1999;
                                    previously Vice President, Scientific Services of the Company.

Bruce S. Morra, Ph.D.       49      President, Drug Delivery Systems Division since April 2003;
                                    Executive Vice President and Chief Business Officer of Progenitor
                                    Cell Therapy, LLC (cell-based drug development) from May 2002 until February 2003; President, Chief Operating Officer and Chief
                                    Financial Officer of Biopore Corporation and its sister company
                                    Polygenetics, Inc. (porous polymers for industrial, consumer and life science applications) from January 2000 until May 2002; and
                                    prior to that time President and Chief Operating Officer of Flamel
                                    Technologies, Inc. (a drug delivery systems and biomaterials company)
                                    from September 1993 until January 2000.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

The Company's common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2003 and 2002 and full year 2003 and 2002 were as follows:


                     First                Second                 Third                Fourth
                    Quarter               Quarter               Quarter               Quarter                Year
                 High       Low       High        Low       High       Low        High        Low       High       Low
  2003           24.87     16.65     26.16       19.90      34.75     23.20       35.80      30.90      35.80     16.65
  2002           30.53     25.00     32.50       27.90      31.99     21.08       24.80      16.25      32.50     16.25

As of February 24, 2004, the Company had 1,574 shareholders of record. There were also 3,903 holders of shares registered in nominee names. The Company's common stock paid a quarterly dividend of $.19 per share in each of the first three quarters of 2002; $.20 per share in the fourth quarter of 2002 and each of the first three quarters of 2003; and $.21 per share in the fourth quarter of 2003.

Item 6.   Selected Financial Data.
          -----------------------

Information with respect to the Company's net sales, income from continuing operations, income (loss) from discontinued operations, income per share from continuing operations (basic and assuming dilution), income (loss) per share from discontinued operations (basic and assuming dilution) and dividends paid per share is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Summary of Operations" included in the 2003 Annual Report to Shareholders. Information with respect to total assets and total debt is incorporated by reference to the line items corresponding to those categories under the heading "Five-Year Summary - Year-End Financial Position" included in the 2003 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

The information called for by this Item is incorporated by reference to the text appearing in the "Financial Review" section included in the 2003 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
          ---------------------------------------------------------

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The following describes the nature of these risks. All debt securities and derivative instruments are considered non-trading.

Foreign Currency Exchange Risk
------------------------------

The Company has subsidiaries outside the United States accounting for approximately 50% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary and are therefore translated into U.S. dollars, the foreign subsidiaries may hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result, the Company's results of operations and financial position are exposed to changing exchange rates. The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. The Company has a number of small forward contracts totaling $100,000 as of December 31, 2003 to purchase various currencies in Europe and Asia. In order to minimize the effect of foreign currency fluctuations, the Company attempts to pass foreign currency costs on to customers through price increases.

Interest Rate Risk
------------------

As a result of its normal borrowing activities the Company is exposed to fluctuations in interest rates, which the Company manages primarily through its financing activities. The Company has short- and long- term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of notes payable to banks under lines of credit at variable interest rates. Long-term debt consists of $100,000,000 in senior notes at a fixed rate of interest and revolving credit facilities at variable rates.

The following table summarizes the Company's interest rate risk sensitive instruments:


(dollars in thousands)                                                                                        December 31, 2003
                                                                                                            Carrying       Fair
                                              2004       2005      2006     2007     2008    Thereafter       Value       Value
                                         --------------------------------------------------------------------------------------
Notes Payable and Current
 Portion of Long-term Debt:

BPS denominated                          $  8,000                                                          $  8,000    $  8,000
  Average interest rate - variable           5.1%
                                         --------------------------------------------------------------------------------------

Long-Term Debt:

U.S. dollar denominated                                                                       100,000       100,000     110,900
  Average interest rate - fixed                                                                 6.8%
U.S. dollar denominated                                51,200                                                51,200      51,200
  Average interest rate - variable                      1.9%
YEN denominated                                        15,800                                                15,800      15,800
  Average interest rate - variable                       .8%
                                         --------------------------------------------------------------------------------------


Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

The information called for by this Item is incorporated by reference to "Consolidated Financial Statements", "Notes to Consolidated Financial Statements", and "Quarterly Operating and Per Share Data (Unaudited)" included in the 2003 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          ---------------------------------------------------------------

None.

Item 9A.  Controls and Procedures.
          -----------------------

The Company has established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e)) that are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's Chief Executive Officer and Chief Financial Officer regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, and based on such evaluation, have concluded that such disclosure controls and procedures are effective.

Additionally, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, these internal controls.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

Information called for by this Item is incorporated by reference to "GOVERNANCE OF THE COMPANY - AUDIT COMMITTEE," "GOVERNANCE OF THE COMPANY - INFORMATION ABOUT THE BOARD AND ITS COMMITTEES," "SHAREHOLDER PROPOSALS FOR 2005 ANNUAL MEETING," "STOCK OWNERSHIP - SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," "GOVERNANCE OF THE COMPANY - CODE OF BUSINESS CONDUCT," and "PROPOSAL #1: ELECTION OF DIRECTORS" in the Proxy Statement.

Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11.  Executive Compensation.
          ----------------------

Information called for by this Item is incorporated by reference to "EXECUTIVE COMPENSATION," "GOVERNANCE OF THE COMPANY - COMPENSATION OF DIRECTORS" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
          ------------------------------------------------------------------

Information called for by this Item is incorporated by reference to "EQUITY COMPENSATION PLAN INFORMATION" and "STOCK OWNERSHIP" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

None.

Item 14.  Principal Accountant Fees and Services.
          --------------------------------------

Information called for by this Item is incorporated by reference to "PROPOSAL #3
- RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - AUDIT AND NON-AUDIT FEES" and "PROPOSAL #3 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES" in the Proxy Statement.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
          --------------------------------------------------------------

(a) 1. The following report and consolidated financial statements, included in the 2003 Annual Report to Shareholders, have been incorporated herein by reference:

       Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001

       Consolidated Balance Sheets at December 31, 2003 and 2002

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

       Notes to Consolidated Financial Statements

       Report of Independent Auditors

(a) 2. Financial Statement Schedule

       Report of Independent Auditors on Financial Statement Schedule

       To the Board of Directors of West Pharmaceutical Services Inc.:

       Our audits of the consolidated financial statements referred to in our report dated February 17, 2004 appearing in the 2003 Annual Report to Shareholders of West Pharmaceutical Services Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


       /s/PricewaterhouseCoopers LLP
       -----------------------------
       PricewaterhouseCoopers LLP
       Philadelphia, Pennsylvania
       February 17, 2004

Schedule II - Valuation and Qualifying Accounts

                                                           Balance at    Charged to costs     Translation     Balance at end
                                                  beginning of period        and expenses     adjustments          of period
                                                  -------------------- ------------------- --------------- ------------------
Deferred tax asset valuation allowance:

For the year ended December 31,
                                            2003              $20,800              $4,300          $1,000            $26,100
                                            2002               15,700               5,200           (100)             20,800
                                            2001               15,500               (700)             900             15,700

       All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)3.  See Index to Exhibits on pages F-1, F-2, F-3, F-4 and F-5 of this Report.

(b)    Reports on Form 8-K.

       On October 21, 2003, the Company filed a Current Report on Form 8-K. Under Item 12 of that Report, the Company furnished to the Commission the press release dated October 21, 2003.

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


WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)



By: /s/ William J. Federici
------------------------------------------
William J. Federici
Vice President and Chief Financial Officer



March 12, 2004
------------------------------------------
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                            Title                                                      Date
---------                            -----                                                      ----

/s/ Donald E. Morel, Jr., Ph.D       Director, President, Chief Executive Officer and           March 12, 2004
------------------------------       Chairman of the Board, (Principal Executive Officer)
Donald E. Morel, Jr., Ph.D

/s/ Joseph E. Abbott                 Vice President and Corporate Controller (Principal         March 12, 2004
--------------------                 Accounting Officer)
Joseph E. Abbott

/s/ Tenley E. Albright               Director                                                   March 12, 2004
----------------------
Tenley E. Albright*

/s/ John W. Conway                   Director                                                   March 12, 2004
------------------
John W. Conway*

/s/ George W. Ebright                Director                                                   March 12, 2004
---------------------
George W. Ebright*

/s/ William J. Federici              Vice President and Chief Financial Officer                 March 12, 2004
-----------------------              (Principal Financial Officer)
William J. Federici

/s/ L. Robert Johnson                Director                                                   March 12, 2004
---------------------
L. Robert Johnson*

/s/ William H. Longfield             Director                                                   March 12, 2004
------------------------
William H. Longfield*

/s/ John P. Neafsey                  Director                                                   March 12, 2004
-------------------
John P. Neafsey*

/s/ Anthony Welters                  Director                                                   March 12, 2004
-------------------
Anthony Welters

/s/ Geoffrey F. Worden               Director                                                   March 12, 2004
----------------------
Geoffrey F. Worden*

/s/ Robert C. Young                  Director                                                   March 12, 2004
-------------------
Robert C. Young*

/s/ Patrick J. Zenner                Director                                                   March 12, 2004
---------------------
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

                                INDEX TO EXHIBITS
Exhibit
Number

(2)              None.

(3)(a) Amended and Restated Articles of Incorporation of the Company through January 4, 1999, incorporated by reference to Exhibit (3)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(3)(b) Bylaws of the Company, as amended through October 27, 1998, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the quarter ended September 30, 1998
                 (File No. 1-8036).

(4) Form of stock certificate for common stock, incorporated by reference to Exhibit (4) (a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File
                 No. 1-8036).

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

(10)(c) Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and the Company relating to the lease of the Company's site in Montgomery, Pa. , incorporated by reference to Exhibit (10) (c) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1- 8036).

(10)(d) Discounted Stock Purchase Plan, as Amended and Restated, dated as of November 5, 1991, incorporated by reference to Exhibit (10)(aa) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8036).

Exhibit
Index

(10)(d)(1) Amendment No. 1 to Discounted Stock Purchase Plan, effective as of December 31, 2001, incorporated by reference to Exhibit
                 (10) (bb) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8036).

(10)(e) Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992
                 (File No. 1-8036).

(10)(f) Amendments to the Long Term Incentive Plan, dated April 30, 1996, incorporated herein by reference to Exhibit (10)(a) of the Company's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10)(f)(1) Amendment to the Long Term Incentive Plan, Effective October 30, 2001, incorporated by reference to Exhibit 10(d)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(g) 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999, incorporated by reference to Exhibit (10)(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
                 (File No. 1- 8036).

(10)(h) Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, incorporated by reference to Exhibit 10 (f) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(i) 2002 Management Incentive Bonus Plan, incorporated by reference to Exhibit (10) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-8036).

(10)(j) Management Incentive Plan 2003, incorporated by reference to Exhibit (10) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-8036).

(10)(k) Form of Second Amended and Restated Change-in-Control Agreement between the Company and certain of its executive officers dated as of March 25, 2000, incorporated by reference to Exhibit (10)(b) of the Company's Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 2000
                 (File No. 1-8036).

(10)(k) (1)      Form of Amendment No. 1 to Second Amended and Restated
                 Change-in-Control Agreement dated as of May 1, 2001 between the Company and certain of its executive officers, incorporated by reference to Exhibit 10(g)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001
                 (File No. 1-8036).

(10)(l)          Schedule of agreements with executive officers.

Exhibit
Index

(10)(m) Non-Competition Agreement, dated as of April 30, 2002, between the Company and William G. Little, incorporated by reference to
                 Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-8036).

(10)(n) Employment Agreement, dated as of April 30, 2002, between the Company and Donald E. Morel, Jr., incorporated by reference to
                 Exhibit 10 (c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-8036).

(10)(o) Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between the Company and Donald E. Morel, Jr., incorporated by reference to Exhibit 10 (d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).

(10)(p) Supplemental Employees' Retirement Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

(10)(q) Amendment No. 1 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8036).

(10)(r) Amendment No. 2 to Supplemental Employees' Retirement Plan, incorporated by reference to Exhibit (10)(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-8036).

(10)(s) Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective January 1, 2004.

(10)(t) Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to Exhibit (10) (a) of the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999
                 (File No. 1-8036).

(10)(u) 1999 Stock-Equivalents Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit (10)(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(v) 1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to Exhibit (10)(y) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8036).

(10)(v)(1) Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001, incorporated by reference to
                 Exhibit 10 (s) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

Exhibit
Index


(10)(w) Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc., incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 20, 2001 (File No. 1-8036).

(10)(x) Side letter dated November 30, 2001, incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 20, 2001 (File No. 1-8036).

(10)(y) 2003 Employee Stock Purchase Plan, effective as of June 1, 2003, incorporated by reference to Appendix A of the Company's 2003 Definitive Proxy Statement on Form 14A (File No. 1-8036).

(10)(z) Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between the Company and Bruce S. Morra, incorporated by reference to Exhibit (10)(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(z)(1) Amendment to Non-Competition Agreement, dated as of May 1, 2003, between the Company and Bruce S. Morra, incorporated by reference to Exhibit (10)(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
                 (File No. 1-8036).

(10)(aa) Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the "Credit Agreement") among the Company, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank, National Association, as Agent, incorporated by reference to Exhibit (10)(f)(1) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(bb) Commitment and Acceptance, dated as of July 21, 2003, with respect to the Credit Agreement among the Company, Manufacturers and Traders Trust Company and PNC Bank, N.A., incorporated by reference to Exhibit (10)(f)(2) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(cc) Amendment to Letter Agreement, dated as of May 1, 2003, between the Company and Robert S. Hargesheimer.

(10)(dd) 2004 Stock-Based Compensation Plan, effective as of May 5, 2004, incorporated by reference to Appendix B to the Proxy Statement.

(11)             Not Applicable.

(12)             Not Applicable.

(13)             Portions of 2003 Annual Report to Shareholders.

Exhibit
Index

(16)             Not Applicable.

(18)             None.

(21)             Subsidiaries of the Company.

(22)             None.

(23)             Consent of Independent Accountants.

(24)             Powers of Attorney.

(31)(a)          Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)          Section 302 Certification by William J. Federici.

(32)(a)          Certification by Donald E. Morel, Jr., Ph.D., pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)          Certification by William J. Federici, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)             None.