Form 10-Q
period 2004-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2004-05-05
CIK 105770

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2004

                         Commission File Number 1-8036

                      WEST PHARMACEUTICAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

              Pennsylvania                             23-1210010
---------------------------------------   --------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

     101 Gordon Drive, PO Box 645,
             Lionville, PA                             19341-0645
---------------------------------------    -------------------------------------
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
                          ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).  Yes X  No    .
                               ---   ---

                          March 31, 2004 - 14,824,408

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                        Page 2

                                          Index

                  Form 10-Q for the Quarter Ended March 31, 2004

Part I -Financial Information

    Item 1.  Financial Statements (Unaudited)                                           Page

             Consolidated Statements of Income for the Three Months ended March 31,
             2004 and 2003                                                                 3

             Condensed Consolidated Balance Sheets at March 31, 2004 and December 31,
             2003                                                                          4

             Consolidated Statement of Shareholder's Equity for the Three Months ended
             March 31, 2004                                                                5

             Condensed Consolidated Statements of Cash Flows for the Three Months ended
             March 31, 2004 and 2003                                                       6

             Notes to Condensed Consolidated Financial Statements                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                   13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   19

    Item 4.  Controls and Procedures                                                      19

Part II - Other Information

    Item 6. Exhibits and Reports on Form 8-K                                              20

SIGNATURES                                                                                21

            Index to Exhibits                                                            F-1

                                                                          Page 3
Part I.  Financial Information
Item 1.  Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                   Three Months Ended
                                            March 31, 2004       March 31, 2003
--------------------------------------------------------------------------------
Net sales                                        $ 133,600            $ 117,800
Cost of goods and services sold                     93,000               81,400
--------------------------------------------------------------------------------
    Gross profit                                    40,600               36,400
Selling, general and administrative expenses        29,000               24,400
Costs associated with plant explosion                    -                5,100
Other expense, net                                     800                  400
--------------------------------------------------------------------------------
   Operating profit                                 10,800                6,500
Interest expense, net                                1,900                1,900
--------------------------------------------------------------------------------
   Income before income taxes                        8,900                4,600
Provision for income taxes                           2,900                1,300
--------------------------------------------------------------------------------
   Income from consolidated operations               6,000                3,300
Equity in net income of affiliated companies         1,000                  500
--------------------------------------------------------------------------------
   Net income                                    $   7,000            $   3,800
================================================================================

Net income per share:
   Basic                                         $    0.47            $    0.26
   Assuming dilution                             $    0.46            $    0.26

Average common shares outstanding                   14,722               14,480
Average shares assuming dilution                    15,067               14,480

Dividends declared per common share              $    0.21            $    0.20

See accompanying notes to condensed consolidated financial statements.

                                                                          Page 4
West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

                                                        March 31,      December 31,
                                                            2004              2003
----------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents                   $  40,600        $  37,800
     Accounts receivable                                   83,700           73,900
     Inventories                                           52,200           48,000
     Insurance receivable                                       -           41,000
     Deferred income taxes                                  6,000            6,100
     Other current assets                                  12,300            9,900
----------------------------------------------------------------------------------
Total current assets                                      194,800          216,700
----------------------------------------------------------------------------------

Property, plant and equipment                             572,700          563,600
Less accumulated depreciation and amortization            313,000          307,900
----------------------------------------------------------------------------------
                                                          259,700          255,700
Investments in and advances to affiliated companies        22,900           22,200
Goodwill                                                   41,200           41,500
Pension asset                                              49,800           50,500
Deferred income taxes                                      20,700           20,500
Patents                                                     7,000            6,900
Other assets                                                8,700            9,600
----------------------------------------------------------------------------------

Total Assets                                            $ 604,800        $ 623,600
==================================================================================

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                      $   3,600        $   8,000
     Accounts payable                                      26,600           29,400
     Accrued expenses:
        Salaries, wages and benefits                       19,900           24,500
        Income taxes payable                               11,800            8,400
        Restructuring costs                                 1,400            1,400
        Deferred income taxes                              16,600           16,600
        Other current liabilities                          29,900           30,600
----------------------------------------------------------------------------------
Total current liabilities                                 109,800          118,900
----------------------------------------------------------------------------------
Long-term debt                                            148,600          167,000
Deferred income taxes                                      45,100           44,800
Other long-term liabilities                                38,200           35,300
Shareholders' equity                                      263,100          257,600
----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity              $ 604,800        $ 623,600
==================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                     Accumulated
                                            Capital in                     other
                                    Common   excess of   Retained  comprehensive   Treasury
                                     stock   par value   earnings   income (loss)     stock       Total
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2003        $  4,300    $ 30,100  $ 281,200       $ 18,900  $ (76,900)  $ 257,600

Net income                                                  7,000                                 7,000

Shares issued under stock plans                   (500)                               5,500       5,000

Dividends declared                                         (3,200)                               (3,200)

Foreign currency translation
adjustment                                                                (3,200)                (3,200)

Minimum pension liability
translation adjustment                                                      (100)                  (100)

--------------------------------------------------------------------------------------------------------

Balance, March 31, 2004           $  4,300    $ 29,600  $ 285,000       $ 15,600  $ (71,400)  $ 263,100
========================================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                               Three Months Ended
                                                             March 31,     March 31,
                                                                 2004          2003
------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                              $  7,000      $  3,800
     Depreciation and amortization                              8,300         8,100
     Other non-cash items, net                                  1,000           900
     Changes in assets and liabilities                         (8,200)        1,300
------------------------------------------------------------------------------------
Net cash provided by operating activities                       8,100        14,100
------------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
     Property, plant and equipment acquired                   (16,500)       (7,300)
     Insurance proceeds received for property damage           31,800           500
     Repayment of affiliate loan                                  600             -
     Customer advances, net of repayments                         600           100
     Other                                                       (100)            -
------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            16,400        (6,700)
------------------------------------------------------------------------------------
Cash flows (used in) provided by financing activities:
     Net (repayments) borrowings under revolving
       credit agreements                                      (18,900)        1,200
     Repayment of other long-term debt                              -          (100)
     Other notes payable, net                                  (4,600)       (2,600)
     Dividend payments                                         (3,100)       (2,900)
     Issuance of common stock                                   4,800             -
------------------------------------------------------------------------------------
Net cash used in financing activities                         (21,800)       (4,400)
------------------------------------------------------------------------------------
Effect of exchange rates on cash                                  100           900
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       2,800         3,900
Cash, including cash equivalents at beginning of period        37,800        33,200
------------------------------------------------------------------------------------
Cash, including cash equivalents at end of period            $ 40,600      $ 37,100
====================================================================================

See accompanying notes to condensed consolidated financial statements.

                  West Pharmaceutical Services, Inc. and Subsidiaries
          Notes to the Unaudited Condensed Consolidated Financial Statements
                    (in thousands, except share and per share data)
                                    March 31, 2004

1.   The interim consolidated financial statements for the three-month period ended
     March 31, 2004 should be read in conjunction with the consolidated  financial statements and notes thereto of West Pharmaceutical Services, Inc. (the Company), appearing in the Company's  2003 Annual Report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited condensed consolidated financial statements, contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the periods ended March 31, 2004 and 2003.  The results of operations for any interim period are not necessarily indicative of results for the full year.

     Income Taxes
     ------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

     Stock-Based Compensation
     ------------------------
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for
     Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The Company has recorded stock-based compensation for employee restricted stock awards and for director stock-based compensation. The Company did not record compensation cost for stock options for the three months ended March 31, 2004 and 2003, because stock option grants are at 100% of fair market value of the stock on the grant date. The Company did not record compensation cost for shares issued under the noncompensatory employee stock purchase plan. If the fair value based method prescribed in Statement of Financial Accounting Standards (SFAS)
     No. 123, "Accounting for Stock-Based Compensation," had been applied to stock option grants and shares issued under the employee stock purchase plan, the
     Company's net income and basic and diluted net income per share would have been reduced as summarized below:

        Notes to the Unaudited Condensed Consolidated Financial Statements
                                    (continued)

                                                                    Three Months Ended
                                                                   3/31/04     3/31/03
   -------------------------------------------------------------------------------------
   Net income, as reported                                        $  7,000     $ 3,800

   Add: Stock-based compensation expense included
   in net income, net of tax                                           200        (200)

   Deduct: Total stock-based compensation expense determined
   under fair value based method for all awards, net of tax           (500)          -
   -------------------------------------------------------------------------------------
   Pro forma net income                                           $  6,700     $ 3,600
   =====================================================================================

   Net income per share:

      Basic, as reported                                          $   0.47     $  0.26
      Basic, pro forma                                            $   0.45     $  0.25

      Diluted, as reported                                        $   0.46     $  0.26
      Diluted, pro forma                                          $   0.44     $  0.25
   =====================================================================================

2.   Inventories at March 31, 2004 and December 31, 2003 were as follows:

                                                     3/31/04      12/31/03
                         --------------------------------------------------
                         Finished goods            $  22,800     $  21,700
                         Work in process              10,700         8,600
                         Raw materials                18,700        17,700
                         --------------------------------------------------
                                                   $  52,200     $  48,000
                         ==================================================

3.   Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was as follows:

                                                                  Three Months Ended
                                                                3/31/04        3/31/03
         ------------------------------------------------------------------------------
         Net income                                            $  7,000       $  3,800
         Foreign currency translation adjustments                (3,200)         4,500
         Minimum pension liability translation adjustments         (100)           100
         ------------------------------------------------------------------------------
         Comprehensive income                                  $  3,700        $ 8,400
         ==============================================================================

        Notes to the Unaudited Condensed Consolidated Financial Statements
                                    (continued)

4.   Net sales to external customers and income before income taxes by reportable segment for the three months ended March 31, 2004 and 2003 were as follows:

                                                       Three Months Ended
                                                            March 31
           Net sales:                                 2004            2003
           ---------------------------------------------------------------
           Pharmaceutical Systems                $ 130,400       $ 116,200
           Drug Delivery Systems                     3,200           1,600
           ---------------------------------------------------------------
           Total                                 $ 133,600       $ 117,800
           ===============================================================

                                                                Three Months Ended
                                                                     March 31
           Operating profit (loss):                            2004            2003
           -------------------------------------------------------------------------
               Pharmaceutical Systems                     $  20,600       $  20,900
               Drug Delivery Systems                         (2,800)         (3,500)
               Corporate costs                               (5,800)         (4,500)
               U.S. pension expense                          (1,200)         (1,300)
               Costs associated with plant explosion              -          (5,100)
           -------------------------------------------------------------------------
           Operating profit                                  10,800           6,500
           Interest expense, net                             (1,900)         (1,900)
           -------------------------------------------------------------------------
           Income before income taxes                     $   8,900       $   4,600
           =========================================================================

     At December 31, 2003 Corporate assets included a $41,000 insurance receivable.
     The receivable was collected in the first quarter of 2004 and proceeds of $23,500 were used to repay debt.  Compared with December 31, 2003, there were no other material changes in the amount of assets as of March 31, 2004 for any operating segment.

5.   Common stock issued at March 31, 2004 was 17,165,141 shares, of which 2,340,733 shares were held in treasury.  Dividends of $.21 per common share were paid in the first quarter of 2004 and a dividend of $.21 per share payable May 5, 2004 to holders of record on April 21, 2004 was declared on March 26, 2004.

     Below are the calculations of earnings per share for the three months ended
     March 31, 2004 and 2003.  Options to purchase 2,116,011 shares of common stock that were outstanding during the quarter ended March 31, 2003, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were no antidilutive options outstanding during the quarter ended March 31, 2004.

       Notes to the Unaudited Condensed Consolidated Financial Statements
                                  (continued)

                                                      Three Months Ended
                                                      3/31/04      3/31/03
         ------------------------------------------------------------------
         Net income                                  $  7,000     $  3,800

         Average common shares outstanding             14,722       14,480
         Add: Dilutive stock options                      345            -
         ------------------------------------------------------------------
         Average shares assuming dilution              15,067       14,480
         ------------------------------------------------------------------

         Basic net income per share                  $   0.47     $   0.26
         Diluted net income per share                $   0.46     $   0.26
         ------------------------------------------------------------------

6.   The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  Based on consultants' estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $1,000 at March 31, 2004 is sufficient to cover the future costs of these remedial actions.  Although the Company cannot be certain, the
     Company expects that remediation activities at all facilities will be completed in 2004, with the exception of periodic groundwater compliance monitoring activity.

7.   Goodwill by reportable segment as of March 31, 2004 and December 31, 2003 was as follows:
                                                           3/31/04     12/31/03
                         ------------------------------------------------------
                         Pharmaceutical Systems           $ 39,200     $ 39,500                                                                                    $
                         Drug Delivery Systems               2,000        2,000
                         ------------------------------------------------------
                                                          $ 41,200     $ 41,500                                                                                    $
                         ======================================================

     The decrease in the Pharmaceutical Systems segment goodwill balance from
     December 31, 2003 is solely due to foreign currency translation adjustments.

     The cost and respective accumulated amortization for the Company's patents, was $12,100 and $5,100, respectively, as of March 31, 2004, and $11,800 and
     $4,900, respectively, as of December 31, 2003.  The cost basis of patents includes foreign currency translation adjustments of $200 for the quarter ended
     March 31, 2004.  The Company recorded amortization expense of $200 for the three months ended March 31, 2004 and 2003.  Amortization for the full year 2004 is estimated to be $800.  The estimated annual amortization expense for each of the next five years is approximately $800 per year.

          Notes to the Unaudited Condensed Consolidated Financial Statements
                                     (continued)

8.   There were no changes in the Company's restructuring reserve for the quarter ended March 31, 2004.  The Company expects to complete payments of $1,400 within the next twelve months.

9.   Other expense for the three months ended March 31, 2004 and 2003 was as follows:

                                                            Three Months Ended
                                                      3/31/2004        3/31/2003
                                                     ---------------------------
       Foreign exchange transaction losses               $  400           $    -
       Loss on sales of equipment and other assets          400              300
       Other                                                  -              100
                                                     ---------------------------
                                                         $  800           $  400
                                                     ===========================

10.  The components of net pension expense for domestic and international plans for the three months ended March 31, 2004 and 2003 was as follows:

                                                                          Other retirement
                                                     Pension benefits         benefits
                                                     3/31/04   3/31/03    3/31/04  3/31/03
      ------------------------------------------------------------------------------------
      Service cost                                    $1,300    $1,000       $200     $100
      Interest cost                                    2,900     2,600        100      200
      Expected return on assets                       (3,600)   (3,000)         -        -
      Amortization of unrecognized transition asset        -      (100)         -        -
      Amortization of prior service cost                 200       200          -     (100)
      Recognized actuarial losses                        700       800          -        -
      ------------------------------------------------------------------------------------
      Pension expense                                 $1,500    $1,500       $300     $200
      ====================================================================================

                                                      Other retirement
                                 Pension benefits          benefits              Total
                                3/31/04   3/31/03     3/31/04  3/31/03     3/31/04   3/31/03
      --------------------------------------------------------------------------------------
      Domestic plans            $   900    $1,100        $300     $200      $1,200    $1,300
      International plans           600       400           -        -         600       400
      --------------------------------------------------------------------------------------
                                $ 1,500    $1,500        $300     $200      $1,800    $1,700
      ======================================================================================

11.  In the first quarter of 2004, the Company recorded a $600 gain, included in equity in net income of affiliated companies, for its share of the gain on the sale of property owned by a Mexican affiliate.  The facility was shut down during 2002 when the affiliate consolidated two of its rubber molding operations.

        Notes to the Unaudited Condensed Consolidated Financial Statements
                                    (continued)

12.  In the quarter ended March 31, 2004 and 2003, the Company recorded in cost of goods and services sold, $3,200 and $1,600, respectively, of additional production costs, and in 2004, added start up costs at the new Kinston facility.  The Company also recorded an additional $500 in Kinston related legal costs in selling, general and administrative expenses in the first quarter of 2004.

     In addition, in the first quarter of 2003, the Company recognized $5,100 of direct costs associated with the Kinston explosion.  These uninsured costs included insurance policy deductibles, legal and investigational costs, and environmental response costs.

     At December 31, 2003 the Company recorded a $41,000 receivable due from its insurance provider in connection with the settlement of its insurance claim for the Kinston accident.  The Company received the $41,000 in February 2004.

     The Company has been named a defendant in a lawsuit filed in connection with the explosion and related fire in which plaintiffs seek unspecified compensatory and punitive damages. Because this lawsuit is in its early stages, the Company is unable to estimate these plaintiffs' alleged damages. The Company believes that overall it has sufficient insurance to cover losses from expected litigation associated with the incident.

13.  In January 2003, the FASB released Interpretation No. 46, "Consolidation of
     Variable Interest Entities, an Interpretation of Accounting Research Bulletin
     No. 51" (FIN 46).  FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003.  The
     Company adopted FIN 46 on January 1, 2004. FIN 46 did not have an impact on the
     Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations for the Three Months ended March 31, 2004 versus March 31, 2003

Net Sales
---------
Consolidated net sales for the first quarter of 2004 were $133.6 million compared to $117.8 million reported in the first quarter of 2003. Sales increased 13% from the prior year quarter with 7% of the increase due to the impact of foreign currency translation.  Overall price increases accounted for 0.7% of the sales increase over the quarter ended March 31, 2003.

First quarter 2004 sales for the Pharmaceutical Systems segment were $130.4 million, a $14.2 million or 12% increase from prior year quarter reported sales of $116.2 million.  Approximately 8% of the increase is the result of foreign currency translation. Sales in Europe, Asia and South America increased 24% from the prior year quarter with 16% of the increase due to foreign exchange, while sales in domestic regions were essentially the same as prior year.  Continued demand for prefilled syringe components in Europe as well as increased sales of lyo and serum stoppers in all international regions resulted in the increase in sales compared to the prior year.

Revenues for the quarter ended March 31, 2004 for the Drug Delivery Systems segment, which includes the clinical services business unit and the drug delivery business unit, were $3.2 million, compared to $1.6 million in the prior year quarter.  The increase in revenue is due primarily to improved demand in the clinical services business unit.

Operating Profit
----------------
The Company recorded operating profit of $10.8 million in the first quarter ended
March 31, 2004, compared to operating profit of $6.5 million in the prior year quarter.  Operating profit (loss) for the three months ended March 31, 2004 and
2003 was as follows:

                                                 Three Months Ended
                                             3/31/04             3/31/03
-------------------------------------------------------------------------
Pharmaceutical Systems                         $20.6               $20.9
Drug Delivery Systems                           (2.8)               (3.5)
Corporate costs                                 (5.8)               (4.5)
U.S. pension expense                            (1.2)               (1.3)
Costs associated with plant explosion              -                (5.1)
-------------------------------------------------------------------------
  Operating profit                             $10.8                $6.5
=========================================================================

Pharmaceutical Systems' segment operating profit for the first quarter of 2004 decreased by $0.3 million from the prior year quarter. The loss of production capacity due to the 2003 explosion at the Kinston plant was addressed by increasing output at other Company facilities resulting in additional production costs and, in 2004, added start up costs at a new Kinston facility, totaling $3.2 million and
$1.6 million in the first quarters of 2004 and 2003,

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months ended March 31, 2004 versus March 31, 2003 respectively.  Related insurance recoveries were recognized only as those amounts became reasonably estimable, in the second and third quarters of 2003, with a final settlement recorded in the fourth quarter of 2003. As a result of the insurance settlement in 2003, no additional amounts are recoverable with regard to continuing business interruption losses that will be incurred in 2004. These increased production costs and an unfavorable sales mix in North America led to a decline in gross margins for the Pharmaceutical Systems segment to 30.3% in the first quarter of 2004 compared to 31.2% in the prior year quarter. The decline in margins was largely offset by the continued strength of the Euro and other currencies versus the U.S. dollar, resulting in a $1.6 million favorable translation variance in comparing first quarter 2004 operating profit versus first quarter 2003.  Selling, general and administrative expenses were approximately 14% of net sales in the first quarter of 2004 compared to 13% in the prior year quarter.  The increase is due mainly to increased severance, sales incentives and other compensation costs.

In the first quarter of 2003, the Company recognized $5.1 million of direct costs associated with the Kinston plant explosion.  These uninsured costs included insurance policy deductibles, legal and investigational costs, and environmental response costs.

In the first quarter of 2004 the Company decided to shut down its plastic device plant located in Lewes, England, for which an impairment charge was recorded in the fourth quarter of 2003. The Company is currently working with its customers to transfer portions of the remaining production to other plants and expects to cease all production and finalize shut down of the facility by the end of the fourth quarter of 2004.

In the Drug Delivery Systems segment, operating losses for the quarter ended
March 31, 2004, decreased by $0.7 million from the prior year quarter.  Significant improvements in clinical services revenues resulted in increased operating profit for the business unit.  This was offset slightly by increased research and development expense in the drug delivery business unit.

Corporate costs were $5.8 million in the first quarter ended March 31, 2004 up from
$4.5 million in 2003.  The increase in the first quarter 2004 includes a $1.3 million increase in outside services, including $0.5 million of legal costs related to the
Kinston incident, $0.3 million in FDA regulatory compliance costs and $0.2 million of additional Sarbanes-Oxley compliance costs.  Director stock-based compensation increased $0.6 million resulting from the increase in the Company's stock price in the first quarter of 2004, versus a decrease in the price in the first quarter of 2003.
These increases were slightly offset by a $0.3 million decrease in information systems project costs.

U.S. pension plan expenses were $1.2 million in the first quarter ended March 31, 2004 compared to $1.3 million in the prior year quarter.  The slight decrease in pension expense is due to the 2003 recovery of the U.S. stock market which resulted in unrealized gains that reduced current year expense.  The Company expects full year
2004 U.S. pension expense to be $5.0 million.

Interest Expense, net
---------------------
Net interest costs were $1.9 million in both the first quarter ended March 31, 2004 and 2003.  A decrease in interest expense of $0.3 million, resulting from decreased debt levels in the current year, was offset by a $0.3 million reduction in interest income from customer advances.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months ended March 31, 2004 versus March 31, 2003

Provision for Income Taxes
--------------------------
The effective tax rate for the first quarter ended March 31, 2004 was 32.8% compared to 28.7% in the prior year quarter.  The increase in the effective rate from the prior year quarter is due to a change in the geographic mix of earnings.

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings in net income of affiliated companies was $1.0 million in the first quarter ended March 31, 2004, up from the $0.5 million in the first quarter of 2003.  Earnings from the Company's 49% owned Mexican affiliates were up $0.7 million from the prior year quarter.  In the first quarter of 2004, the Company recorded $0.6 million for its share of the gain on the sale of property owned by its Mexican affiliate.  The facility was shut down during 2002 when the affiliate consolidated two of its rubber molding operations.  Results in the first quarter ended March 31, 2004 from Daikyo
Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, decreased approximately $0.2 million from the prior year quarter as export sales were down slightly from the prior year quarter.

Net Income
----------
Net income for the first quarter ended March 31, 2004 was $7.0 million, or $0.46 per diluted share, compared to $3.8 million, or $0.26 per diluted share, in the first quarter of 2003.  Net income for the first quarter of 2004 included $3.7 million
($2.5 million, or $0.17 per diluted share, net of tax) of additional production and selling, general and administrative costs related to the explosion at the Kinston facility.  Net income for the first quarter of 2004 also includes a $0.6 million, or $0.04 per diluted share, gain on the sale of property by the Company's equity affiliate in Mexico.  Net income for the first quarter of 2003 included $5.1 million of uninsured costs associated with the Kinston plant explosion and an additional
$1.6 million of business interruption losses, totaling $6.7 million ($4.3 million, or $0.30 per diluted share, net of tax).

Liquidity and Capital Resources
-------------------------------
Working capital at March 31, 2004 was $85.0 million compared with $97.8 million at
December 31, 2003.  The working capital ratio at March 31, 2004 was 1.8 to 1.
Accounts receivable increased significantly, mostly due to the increase in March 2004 sales levels versus December 2003.  Days sales outstanding was 52.8 days, increasing slightly from the 51.3 days in 2003. Cash flows provided by operations were $8.1 million for the three months ended March 31, 2004 compared to $14.1 million in the prior year quarter. The decrease in operating cash flow resulted from increases in accounts receivable, inventory and other assets which were mostly offset by the $9.2 million in operating cash flow provided by the Kinston insurance settlement.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months ended March 31, 2004 versus March 31, 2003

At December 31, 2003 the Company recorded a $41.0 million receivable due from its insurance provider in connection with the settlement of its insurance claim for the
Kinston accident.  The Company received the $41.0 million in February 2004.  Of the
$41.0 million received, $31.8 million was included in investing cash flows and the remaining $9.2 million was included in operating cash flow as it related to recoveries for business interruption and other out-of-pocket Kinston related costs.

Capital spending for the quarter ended March 31, 2004 was $16.5 million.  Expenditures included $8.1 million related to the construction of the new compression molding facility in Kinston, $2.0 million for the expansion of the facility in Stolberg,
Germany and $1.1 million for the expansion at the Westar facility in Jersey Shore,
Pennsylvania.  The remaining expenditures were for new equipment purchases and equipment upgrades.  Full year 2004 capital spending is projected to be approximately
$60 million, which includes $12 million related to the replacement of the Kinston facility.  The Company expects that the new Kinston facility will be completed by the end of the third quarter of 2004.

Cash flows from investing activities also included the $0.6 million repayment of an advance the Company had made to its equity affiliate in Mexico and $0.6 million in collections of advances made to customers.

The Company paid cash dividends totaling $3.1 million ($0.21 per share) during the three month period ended March 31, 2004 and received $4.8 million in proceeds from employee stock option exercises.

Debt as a percentage of total invested capital at March 31, 2004 was 36.6% compared to 40.5% at December 31, 2003.  Debt was $152.2 million at March 31, 2004, versus the $175.0 million at December 31, 2003.  The decrease in debt was made possible by the collection of the insurance receivable in the first quarter of 2004.  Total shareholders' equity was $263.1 million at March 31, 2004 compared to $257.6 million at December 31, 2003.  The increase in equity was due to current year net income and employee stock option exercises, partially offset by dividend payments and negative foreign currency translation adjustments.

The Company relies on operating cash flow, short-term lines of credit, and a long-term revolving credit facility to provide for working capital needs and capital expenditures.
The Company's multi-currency revolving credit agreement consists of a $70.0 million five year revolving credit facility and a $55.0 million 364-day line of credit.  As of March 31, 2004 the Company had borrowed $48.5 million under the five-year facility.

The Company believes that its financial condition, capitalization structure and expected income from operations will be sufficient to meet the Company's future cash requirements, at least through July 2005, at which time the Company's revolving credit facility expires.  The Company anticipates refinancing the existing facilities in the second quarter of 2004.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company's Kinston, NC plant.  See the text under the caption "Cautionary
Statement Regarding Forward-Looking Information."

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months ended March 31, 2004 versus March 31, 2003

New Accounting Standards
------------------------
In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable
Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46).
FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003.  The Company adopted FIN 46 on January 1, 2004.  FIN 46 did not have an impact on the Company's financial position or results of operations.

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
The Company has a number of forward contracts with fair values totaling $0.1 million as of March 31, 2004 to purchase various currencies in Europe and Asia.

Management's Discussion and Analysis of Financial Condition and Results of Operations
for the Three Months ended March 31, 2004 versus March 31, 2003

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements contained in this Report or in other company documents and certain statements that may be made by management of the Company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform
Act of 1995. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "estimate," "expect,"
"intend," "believe," "plan," "anticipate" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed or implied in any forward-looking statement.

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand, timing of customers'
projects; successful development of proprietary drug delivery technologies, systems and products, including but not limited to risks associated with clinical trials and with the creation, use and defense of intellectual property; regulatory, licensee and/or market acceptance of products based on those technologies or generic versions of commercial products; competitive pressures; the strength or weakness of the
U.S. dollar; inflation; the cost and availability of raw materials; the availability of credit facilities; and, statutory tax rates.

With respect to the explosion and fire at the Company's Kinston, NC plant, the following factors should also be taken into consideration: the timely completion of the new production facility at Kinston and customers approval of the facility and products produced there, and achieving cost efficient levels of production in the new facility; the costs associated with business interruption losses; the unpredictability of existing and future possible litigation related to the explosion and the adequacy of insurance recoveries for costs associated with such litigation;
government actions or investigations affecting the Company; the ability of the Company to continue to meet production requirements from other plant sites and third parties in a timely manner; the extent of uninsured costs for, among other things, legal and investigation services and incremental insurance; and regulatory approvals and customer acceptance of goods from alternate sites.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's 10-K, 10-Q and 8-K reports.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
         ---------------------------------------------------------
         The information called for by this item is included in the text under the caption "Market Risk" in Item 2. "Management's Discussion and Analysis of
         Financial Condition and Results of Operations" and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures.
         ------------------------
         The Company has established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e)) that are designed to, among other things, ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company's Chief Executive
         Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         Additionally, the Company's management, with the participation of the Chief
         Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      See Index to Exhibits on page F-1 of this Report.

(b)      On February 17, 2004, the Company filed a Current Report on Form 8-K.
         Under Item 12 of that Report, the Company furnished to the Commission the press release dated February 17, 2004.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WEST PHARMACEUTICAL SERVICES, INC.
                                  ---------------------------------------------
                                  (Registrant)

May 5, 2004                       /s/ William J. Federici
------------                      ---------------------------------------------
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

(3) (b)  Bylaws of the Company, as amended through March 6, 2004.

(4) (a)  Form of stock certificate for common stock incorporated by reference to
         Exhibit (4) (a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No.1-8036).

(4) (b)  Article 5, 6, 8(c) and 9 of the Amended and Restated Articles of Incorporation
         of the Company, incorporated by reference to Exhibit (3)(a) of the  Company's
         Annual Report on Form 10-K for the year ended December 31, 1998
        (File No. 1-8036).

(4) (c)  Article I and V of the Bylaws of the Company, as amended through March 6, 2004.

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

                                              F - 1