Form 10-Q
period 2004-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2004-08-04
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1210010 (I.R.S. Employer Identification No.)
101 Gordon Drive, PO Box 645, Lionville, PA (Address of principal executive offices)	19341-0645 (Zip code)
Registrant's telephone number, including area code 610-594-2900
N/A

        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X    No

June 30, 2003 – 15,245,661

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                               Index

                           Form 10-Q for the Quarter Ended June 30, 2004

                                                                                           Page

Part I -Financial Information

  Item 1.    Financial Statements (unaudited)

             Consolidated Statements of Income for the Three Months and Six Months
             ended June 30, 2004 and 2003                                                   3

             Condensed Consolidated Balance Sheets at June 30, 2004 and December 31,
             2003                                                                           4

             Consolidated Statement of Shareholders' Equity for the Six Months ended
             June 30, 2004                                                                  5

             Condensed Consolidated Statements of Cash Flows for the Six Months ended
             June 30, 2004 and 2003                                                         6

             Notes to Condensed Consolidated Financial Statements                           7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                    14

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk                     21

  Item 4.    Controls and Procedures                                                       21

Part II - Other Information

  Item 4.    Submission of Matters to a Vote of Security Holders                           22

  Item 6.    Exhibits and Reports on Form 8-K                                              22

SIGNATURES                                                                                 23

             Index to Exhibits                                                             F-1,
                                                                                           F-2

Part I.  Financial Information
Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                Three Months Ended              Six Months Ended
                                           June 30, 2004  June 30, 2003   June 30, 2004 June 30, 2003
------------------------------------------------------------------------------------------------------
Net sales                                      $ 138,100      $ 126,400       $ 271,700     $ 244,200
Cost of goods and services sold                   95,300         85,000         188,300       166,400
------------------------------------------------------------------------------------------------------
    Gross profit                                  42,800         41,400          83,400        77,800
Selling, general and administrative expenses      30,800         26,800          59,800        51,200
Costs associated with plant explosion                  -          3,700               -         8,800
Other expense, net                                   400            100           1,200           500
------------------------------------------------------------------------------------------------------
   Operating profit                               11,600         10,800          22,400        17,300
Interest expense, net                              1,600          1,700           3,500         3,600
------------------------------------------------------------------------------------------------------
   Income before income taxes                     10,000          9,100          18,900        13,700
Provision for income taxes                         3,200          2,900           6,100         4,200
------------------------------------------------------------------------------------------------------
   Income from consolidated operations             6,800          6,200          12,800         9,500
Equity in net income of affiliated companies         900            700           1,900         1,200
------------------------------------------------------------------------------------------------------
   Net income                                  $   7,700      $   6,900       $  14,700     $  10,700
======================================================================================================
Net income per share:
   Basic                                       $    0.51      $    0.48       $    0.99     $    0.74
   Assuming dilution                           $    0.50      $    0.48       $    0.96     $    0.74
------------------------------------------------------------------------------------------------------
Average common shares outstanding                 14,960         14,483          14,841        14,481
Average shares assuming dilution                  15,352         14,483          15,203        14,481

Dividends declared per common share            $    0.21      $    0.20       $    0.42     $    0.40

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
                                                         June 30,    December 31,
                                                            2004            2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents                  $  52,900      $  37,800
     Accounts receivable                                  81,000         73,900
     Inventories                                          55,500         48,000
     Insurance receivable                                      -         41,000
     Deferred income taxes                                 6,000          6,100
     Other current assets                                 13,100          9,900
--------------------------------------------------------------------------------
Total current assets                                     208,500        216,700
--------------------------------------------------------------------------------

Property, plant and equipment                            577,700        563,600
Less accumulated depreciation and amortization           316,300        307,900
--------------------------------------------------------------------------------
                                                         261,400        255,700
Investments in and advances to affiliated companies       22,900         22,200
Goodwill                                                  40,800         41,500
Pension asset                                             49,200         50,500
Deferred income taxes                                     20,700         20,500
Patents                                                    6,700          6,900
Other assets                                               8,100          9,600
--------------------------------------------------------------------------------
Total Assets                                           $ 618,300      $ 623,600
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                     $   4,800      $   8,000
     Accounts payable                                     24,500         29,400
     Accrued expenses:
        Salaries, wages and benefits                      22,500         24,500
        Income taxes payable                               9,800          8,400
        Restructuring costs                                1,400          1,400
        Deferred income taxes                             16,600         16,600
        Other current liabilities                         28,500         30,600
--------------------------------------------------------------------------------
Total current liabilities                                108,100        118,900
--------------------------------------------------------------------------------
Long-term debt                                           153,200        167,000
Deferred income taxes                                     45,400         44,800
Other long-term liabilities                               39,300         35,300
Shareholders' equity                                     272,300        257,600
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity             $ 618,300      $ 623,600
================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                              Accumulated
                                       Capital in                                   other
                             Common    excess of    Retained      Unearned  comprehensive       Treasury
                              Stock    par value    earnings   compensation  income (loss)         Stock      Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31,
2003                       $  4,300    $ 30,100     $ 281,200     $      -       $ 18,900      $ (76,900)  $ 257,600

Net Income                        -           -        14,700            -              -              -      14,700

Shares issued under
stock plans                       -       1,300            -        (8,100)             -         18,100      11,300

Amortization of unearned
compensation                      -           -            -         1,800              -             -        1,800

Dividends declared                -           -       (6,400)            -              -             -       (6,400)

Foreign currency
translation adjustment            -           -            -             -         (6,600)             -      (6,600)

Minimum pension
liability translation
adjustment                        -           -            -             -           (100)             -        (100)
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004     $  4,300    $ 31,400     $ 289,500     $ (6,300)      $ 12,200      $ (58,800)  $ 272,300
=====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                               Six Months Ended
                                                             June 30,    June 30,
                                                                2004        2003
---------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                             $ 14,700    $ 10,700
     Depreciation and amortization                            17,000      16,600
     Other non-cash items, net                                 3,700       2,400
     Changes in assets and liabilities                        (8,600)     (4,000)
---------------------------------------------------------------------------------
Net cash provided by operating activities                     26,800      25,700
---------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
     Property, plant and equipment acquired                  (28,800)    (18,100)
     Insurance proceeds received for property damage          31,800       4,500
     Land acquired under government grant                          -      (2,000)
     Repayment of affiliate loan                                 600           -
     Customer advances, net of repayments                       (800)        700
     Other                                                      (100)          -
---------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            2,700     (14,900)
---------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
     Net (repayments)  borrowings under revolving
       credit agreements                                     (13,600)      4,500
     Payment of fees under revolving credit agreements          (400)          -
     Repayment of other long-term debt                             -        (200)
     Other notes payable, net                                 (3,400)       (600)
     Dividend payments                                        (6,200)     (5,800)
     Issuance of common stock                                 10,200           -
---------------------------------------------------------------------------------
Net cash used in financing activities                        (13,400)     (2,100)
---------------------------------------------------------------------------------
Effect of exchange rates on cash                              (1,000)      2,400
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     15,100      11,100
Cash, including cash equivalents at beginning of period       37,800      33,200
---------------------------------------------------------------------------------
Cash, including cash equivalents at end of period           $ 52,900    $ 44,300
=================================================================================

See accompanying notes to condensed consolidated financial statements.

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)

1.   The interim consolidated financial statements for the six-month period ended June 30, 2004 should be read in conjunction with the consolidated  financial statements and notes thereto of West
     Pharmaceutical Services, Inc. (the Company), appearing in the Company's
     2003 Annual Report on Form 10-K.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Interim Period Accounting Policy
     --------------------------------
     In the opinion of management, the unaudited Condensed Consolidated
     Financial Statements contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the periods ended June 30, 2004 and 2003.
     The results of operations for any interim period are not necessarily indicative of results for the full year.

     Income Taxes
     ------------
     The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full-year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

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

     In the second quarter of 2004, the Company awarded 190,350 shares of performance vesting restricted shares to key employees under the 2004
     Stock-Based Compensation Plan. The shares vest over three performance periods as follows; 64,939 shares vest according to 2004 annual results,
     62,706 shares vest according to the combined 2004 and 2005 results, and the final 62,705 shares vest according to the results achieved over the three-year period ending December 31, 2006. The ultimate amount of shares that will vest is determined by the achievement of compound annual growth rates on revenue and return on invested capital targets. The awards will be forfeited if results for the respective performance period are less than 70% of the performance target. Achievement of between 70% and 100%
     of the designated plan targets will result in the vesting of 50% to 100%
     of the original award amounts. If performance targets are exceeded in the second and third performance periods, additional unrestricted shares could be awarded.  The maximum additional unrestricted share award for exceeding performance period targets is 31,353 shares and 62,705 shares for the second and third performance periods, respectively.  As the ultimate number of shares that will be awarded will not be known until the end of these performance periods, the plan is accounted for as a variable award plan under APB 25, and compensation expense is recognized over the performance period(s) based on an estimate of the number of shares that will vest considering the performance criteria and the market price of the stock at the end of each interim period until the final award is determined.

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                  (continued)

     Unearned compensation of $8,100 was recorded at the grant date of the awards in the second quarter of 2004 and is being amortized ratably over the vesting periods.  Compensation expense of $1,800 was recognized for the performance restricted stock during the three- and six-month periods ended June 30, 2004.  The unamortized balance of unearned compensation on performance restricted stock is included as a separate component of shareholders' equity.

     The Company has recorded stock-based compensation for other employee restricted stock awards and for director stock-based compensation.  The
     Company did not record compensation cost for stock options for the three and six months ended June 30, 2004 and 2003, because stock option grants are at 100% of fair market value of the stock on the grant date.  The
     Company also did not record compensation costs for shares issued under the noncompensatory employee stock purchase plan.  If the fair value based method prescribed in Statement of Financial Accounting Standards (SFAS)
     No. 123, "Accounting for Stock-Based Compensation," had been applied to restricted stock grants, stock option grants and shares issued under the employee stock purchase plan, the Company's net income and basic and diluted net income per share would have been reduced as summarized below:

                                                    Three Months Ended         Six Months Ended
                                                   6/30/04     6/30/03       6/30/04     6/30/03
   ----------------------------------------------------------------------------------------------
   Net income, as reported:                        $ 7,700     $ 6,900       $14,700     $10,700
     Add: Stock-based compensation expense
      included in net income, net of tax             1,700         300         1,900         100

     Deduct: Total stock-based compensation
      expense determined  under the fair value
      based method for all awards, net of tax       (2,200)       (600)       (2,700)       (600)
   ----------------------------------------------------------------------------------------------

   Pro forma net income                            $ 7,200     $ 6,600       $13,900     $10,200
   ==============================================================================================

   Net income per share:
    Basic, as reported                             $  0.51     $  0.48       $  0.99     $  0.74
    Basic, proforma                                $  0.48     $  0.46       $  0.94     $  0.71

    Diluted, as reported                           $  0.50     $  0.48       $  0.96     $  0.74
    Diluted, pro forma                             $  0.47     $  0.46       $  0.91     $  0.71
   ----------------------------------------------------------------------------------------------

2. Inventories at June 30, 2004 and December 31, 2003  were as follows:

                                            6/30/04           12/31/03
             ----------------------------------------------------------
             Finished goods            $     26,500     $       21,700
             Work in process                 10,600              8,600
             Raw materials                   18,400             17,700
             ----------------------------------------------------------
                                       $     55,500     $       48,000
             ==========================================================

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                  (continued)

3. Comprehensive income (loss) for the three and six months ended June
   30, 2004 and 2003 were as follows:

                                                Three Months Ended         Six Months Ended
                                               6/30/04      6/30/03        6/30/04    6/30/03
   -------------------------------------------------------------------------------------------
   Net income                                  $ 7,700     $  6,900       $ 14,700   $ 10,700
   Foreign currency translation adjustments     (3,400)      10,500         (6,600)    15,000
   Minimum pension liability translation
    adjustments, net of tax                          -         (300)          (100)      (200)
   Fair value adjustment on derivative
    financial instruments, net of tax                -          100             -         100
   -------------------------------------------------------------------------------------------
   Comprehensive income                        $ 4,300     $ 17,200        $ 8,000   $ 25,600
   ===========================================================================================

4.   Net sales to external customers and operating profit (loss) by reporting segment for the three and six months ended June 30, 2004 and
     2003 were as follows:

                                 Three Months Ended           Six Months Ended
     Net Sales:                  6/30/04     6/30/03         6/30/04     6/30/03
     ----------------------------------------------------------------------------
     Pharmaceutical Systems   $  136,200  $  125,200      $  266,600   $ 241,400
     Drug Delivery Systems         1,900       1,200           5,100       2,800
     ----------------------------------------------------------------------------
     Total                    $  138,100  $  126,400      $  271,700   $ 244,200
     ============================================================================

                                        Three Months Ended           Six Months Ended
     Operating Profit (Loss):          6/30/04      6/30/03        6/30/04      6/30/03
     -----------------------------------------------------------------------------------
     Pharmaceutical Systems           $ 24,400     $ 25,200       $ 45,000     $ 46,100
     Drug Delivery Systems              (4,200)      (3,700)        (7,000)      (7,200)
     Corporate costs                    (7,400)      (5,100)       (13,200)      (9,600)
     Domestic pension expense           (1,200)      (1,900)        (2,400)      (3,200)
     Costs associated with plant
      explosion                             -        (3,700)             -       (8,800)
     -----------------------------------------------------------------------------------
     Operating profit                   11,600       10,800         22,400       17,300
     Interest expense, net              (1,600)      (1,700)        (3,500)      (3,600)
      ----------------------------------------------------------------------------------
     Income before income taxes       $ 10,000     $  9,100       $ 18,900     $ 13,700
     ===================================================================================

     In June 2004, the Company issued a press release announcing its plans to explore strategic alternatives for its Drug Delivery Systems segment.

5.   Common stock issued at June 30, 2004 was 17,165,141 shares, of which
     1,919,480 shares were held in treasury.  Dividends of $.21 per common share were paid in the second quarter of 2004 and a dividend of $.21 per share payable August 4, 2004 to holders of record on July 21, 2004 was declared on June 29, 2004.

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                     (continued)

     Below are the calculations of earnings per share for the three and six
     months ended June 30, 2004 and 2003.   Options to purchase 2,059,416 and
     2,088,469 shares of common stock that were outstanding during the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 245,500 antidilutive options outstanding during both the three- and six-month periods ended June 30, 2004.

                                           Three Months Ended       Six Months Ended
                                            6/30/04    6/30/03     6/30/04     6/30/03
     ---------------------------------------------------------------------------------
     Net income                              $7,700     $6,900     $14,700     $10,700

     Average common shares outstanding       14,960     14,483      14,841      14,481
     Add: Dilutive stock options                392          -         362           -
     ---------------------------------------------------------------------------------
     Average shares assuming dilution        15,352     14,483      15,203      14,481
     ---------------------------------------------------------------------------------

     Basic net income per share               $0.51      $0.48       $0.99       $0.74
     Diluted net income per share             $0.50      $0.48       $0.96       $0.74
     ---------------------------------------------------------------------------------

6.   The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  Based on consultants'
     estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of
     $2,300 at June 30, 2004 is sufficient to cover the future costs of these remedial actions, including the expected demolition and environmental cleanup at the former Kinston, North Carolina site.

7.   Goodwill by reportable segment as of June 30, 2004 and December 31,
     2003 was as follows:

                                                6/30/04     12/31/03
            --------------------------------------------------------
            Pharmaceutical Systems             $ 38,800     $ 39,500                                                 $
            Drug Delivery Systems                 2,000        2,000
            --------------------------------------------------------
                                               $ 40,800     $ 41,500                                                 $
            ========================================================

     The decrease in the goodwill balance from December 31, 2003 is solely due to foreign currency translation adjustments.

     The cost and respective accumulated amortization for the Company's patents, was $12,000 and $5,300, respectively, as of June 30, 2004, and
     $11,800 and $4,900, respectively, as of December 31, 2003.  The cost basis of patents includes the effects of foreign currency translation adjustments.  The Company recorded amortization expense of $200 and $400, respectively, for the three and six months ended June 30, 2004 and 2003.
     Amortization for the full year 2004 is estimated to be $800.  The estimated annual amortization expense for each of the next five years is approximately
     $800 per year.

               West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                    (continued)

8.   There were no changes in the Company's restructuring reserve for the quarter ended June 30, 2004.  The Company expects to complete payments of
     $1,400 within the next twelve months.

9.   Other (income) expense for the three and six months ended June 30,
     2004 and 2003 was as follows:

                                                      Three Months Ended         Six Months Ended
                                                     6/30/04     6/30/03       6/30/04     6/30/03
     ----------------------------------------------------------------------------------------------
     Foreign currency transaction (gains) losses      $ (100)    $ (400)       $   300      $ (400)
     Loss on sales of equipment and other assets         400        400            800         700
     Other                                               100        100            100         200
     ----------------------------------------------------------------------------------------------
                                                      $  400     $  100        $ 1,200      $  500
     ==============================================================================================

10.  The components of net pension expense for domestic and international plans for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                                               Other retirement
                                                        Pension benefits           benefits
        Three months                                    6/30/04  6/30/03      6/30/04  6/30/03
        ----------------------------------------------------------------------------------------
        Service cost                                     $1,300   $1,100         $200      $200
        Interest cost                                     2,800    2,800          100       100
        Expected return on assets                        (3,700)  (3,100)           -         -
        Amortization of prior service cost                  200      200            -         -
        Recognized actuarial losses                         800    1,100            -      (100)
        ----------------------------------------------------------------------------------------
        Pension expense                                 $1,400    $2,100         $300      $200
        ========================================================================================

                                                     Other retirement
                                  Pension benefits        benefits           Total
        Three months            6/30/04   6/30/03    6/30/04  6/30/03    6/30/04   6/30/03
        ----------------------------------------------------------------------------------
        Domestic plans            $ 900    $1,700       $300     $200     $1,200    $1,900
        International plans         500       400          -        -        500       400
        ----------------------------------------------------------------------------------
                                 $1,400    $2,100       $300     $200     $1,700    $2,300
        ==================================================================================

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                  (continued)

                                                                                Other retirement
                                                           Pension benefits          benefits
        Six months                                        6/30/04   6/30/03    6/30/04   6/30/03
        -----------------------------------------------------------------------------------------
        Service cost                                       $2,600   $2,100        $300      $300
        Interest cost                                       5,700    5,400         300       300
        Expected return on assets                          (7,300)  (6,100)          -         -
        Amortization of unrecognized transition costs           -     (100)          -         -
        Amortization of prior service cost                    400      400           -      (100)
        Recognized actuarial losses                         1,500    1,900           -      (100)
        -----------------------------------------------------------------------------------------
        Pension expense                                    $2,900   $3,600        $600      $400
        =========================================================================================

                                                       Other retirement
                                 Pension benefits         benefits               Total
        Six months              6/30/04    6/30/03    6/30/04   6/30/03     6/30/04   6/30/03
        -------------------------------------------------------------------------------------
        Domestic plans           $1,800     $2,800       $600      $400      $2,400    $3,200
        International plans       1,100        800          -         -       1,100       800
        -------------------------------------------------------------------------------------
                                 $2,900     $3,600       $600      $400      $3,500    $4,000
        =====================================================================================

11.  On May 17, 2004, the Company replaced its existing revolving credit facility.  The new agreement, involving a group of six banks, provides a $125.0 million committed revolving credit facility through January 5, 2009. Financing costs on the new agreement of
     $0.4 million were deferred and are being amortized over the life of the agreement.  Under the new agreement, the Company's
     Leverage Ratio (the ratio of total debt less cash to
     consolidated capitalization) may not exceed 50% and Consolidated
     Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198.9 million plus half of any net income after taxes earned after December 31, 2003.  As of
     June 30, 2004 the Company's Leverage Ratio was 28.4% and its
     Consolidated Net Worth stood at $255.2 million. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100.0 million of senior notes, to become immediately due and payable and may trigger early payment penalties.

     Interest costs on notes drawn under the revolving credit
     facility are primarily based on London Interbank Offering Rates plus an applicable margin ranging from 0.70% to 1.20% dependent on the Company's Leverage Ratio. In addition, the Company must pay an annual facility fee ranging from 0.175% to 0.30% during the commitment period as determined by the Leverage Ratio. As of
     June 30, 2004, the Company had borrowed $53.2 million under the revolving credit facility.

12.  In the first quarter of 2004, the Company recorded a $600 gain, included in equity in net income of affiliated companies, for its share of the gain on the sale of property owned by a Mexican affiliate.  The facility was shut down during 2002 when the affiliate consolidated two of its rubber molding operations.

              West Pharmaceutical Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                (in thousands, except share and per share data)
                                  (continued)

13.  The Company continues to incur additional production and business interruption costs connected to interim production procedures put in place following the Kinston accident. For the three- and six-month periods ending June 30, 2004, these additional costs of goods sold totaled $3,100 and $6,400, respectively. For the three- and six-month periods ending June
     30, 2003, similar costs totaling $2,800 and $4,400, respectively, were incurred, however these costs were partially offset by a $2,600 insurance recovery recorded in the second quarter of 2003. As a result of the insurance recovery, the net impact of these costs was only $200 and
     $1,800 for the three- and six-month periods ending June 30, 2003.  A final insurance settlement was recorded in December 2003; no additional amounts are recoverable with regard to continuing business interruption losses incurred in 2004.  The Company has also incurred an additional $500 and
     $1,000 in Kinston related legal costs recorded in the selling, general and administrative expense line for the three- and six-month periods ending June 30, 2004, respectively.

     In addition, for the three- and six-month periods ended June 30, 2003, the
     Company recognized $3,700 and $8,800, respectively, of direct uninsured costs associated with the Kinston explosion.  These costs included insurance policy deductibles, legal and investigational costs, and environmental response costs.

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

14.  In January 2003, the Financial Accounting Standards Board ("FASB") released
     Interpretation No. 46, "Consolidation of Variable Interest Entities, an
     Interpretation of Accounting Research Bulletin No. 51" (FIN 46).  FIN 46
     requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before
     February 1, 2003.  The Company adopted FIN 46 on January 1, 2004.  The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003

Net Sales
---------
Consolidated net sales for the second quarter of 2004 were $138.1 million compared to $126.4 million reported in the second quarter of 2003. Sales increased 9% from the prior-year quarter with 3% of the increase due to the impact of foreign currency translation.  Overall price increases accounted for
0.2% of the sales increase over the quarter ended June 30, 2003.

Second quarter 2004 sales for the Pharmaceutical Systems segment were $136.2 million, an $11.0 million or 9% increase from prior-year quarter reported sales of $125.2 million.  Approximately 3% of the increase was the result of foreign currency translation. Domestic sales increased 10% over the prior-year quarter, driven by a range of factors including strong demand for serum stoppers and other coated closures, revenue from tooling and design services, and increased demand from a specific customer partially to support a product the customer only recently began purchasing from the Company. Sales increases were also recorded in the plastic device manufacturing group, due to increased demand for consumer packaging components and customer safety-stock increases in advance of the pending closure of the Company's facility in Lewes, England.
Following the strong results recorded in the first quarter of 2004, international sales grew at a slower rate during the second quarter, as customers sought to work down inventory levels. Second quarter 2004 international sales were 7% above second quarter 2003 levels, with 6% of the increase due to the impact of foreign currency translation.

Revenues for the quarter ended June 30, 2004 for the Drug Delivery Systems segment, which includes the clinical services business unit and the drug delivery business unit, were $1.9 million in 2004, compared to $1.2 million in the prior-year quarter.  The increase in revenue is primarily due to improved demand in the clinical services business unit.

Net sales in the first half of 2004 were $271.7 million compared to
$244.2 million in the first six months of 2003. Sales increased 11% from the prior year with 5% of the increase due to the impact of foreign currency translation. Overall price increases accounted for 0.4% of the sales increase over the first six months of 2003.  Pharmaceutical Systems segment sales were 10% higher than the prior year with 5% of the increase resulting from foreign currency translation. Drug Delivery Systems' revenues for the six-month period increased $2.3 million due to higher revenues in the clinical services business unit.

Operating Profit
----------------
Operating profit (loss) by operating segment, including corporate costs,
U.S. pension plan expense and other charges recorded in operating profit, for the three- and six-month periods ended June 30, 2004 and 2003 were as follows:

Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Months and Six Months ended June 30, 2004 versus
June 30, 2003, continued

                                       Three Months Ended     Six Months Ended
Operating Profit (Loss)                      June 30              June 30
 ($ in millions)                         2004      2003        2004       2003
------------------------------------------------------------------------------

Pharmaceutical Systems                 $ 24.4    $ 25.2      $ 45.0    $ 46.1
Drug Delivery Systems                    (4.2)     (3.7)       (7.0)     (7.2)
Corporate costs                          (7.4)     (5.1)      (13.2)     (9.6)
Domestic pension expense                 (1.2)     (1.9)       (2.4)     (3.2)
Costs associated with plant explosion      -       (3.7)          -      (8.8)
------------------------------------------------------------------------------
Consolidated Total                     $ 11.6    $ 10.8      $ 22.4    $ 17.3
==============================================================================

Pharmaceutical Systems segment operating profit for the second quarter of 2004 decreased by $0.8 million compared to the prior-year quarter. The majority of this decrease was due to $3.1 million of additional production and business interruption costs incurred in the 2004 quarter associated with interim production plans enacted after the 2003 explosion at the Kinston plant. In the second quarter of 2003, similar costs totaling $2.8 million were incurred, however these costs were largely offset by recorded insurance recoveries of
$2.6 million. As a result of the final insurance settlement recorded at the end of 2003, no additional amounts are recoverable with regard to continuing business interruption losses. These factors caused the gross margin for the
Pharmaceutical Systems segment to decline to 31.1% in the second quarter of
2004 compared to 32.9% in the prior-year quarter. The decline in margins was partially mitigated by a favorable product mix and production efficiencies in
European plant operations.  Selling, general and administrative expenses in the
Pharmaceutical Systems segment were approximately 13% of net sales in both the second quarter of 2004 and 2003.

Pharmaceutical Systems segment operating profit for the first half of 2004 declined by $1.1 million as compared to the prior year, again mostly due to
Kinston-related costs. Additional production costs related to the Kinston accident for the six-month period of 2004 totaled $6.4 million.  In the first half of 2003, these costs totaled $4.4 million and were partially offset by the $2.6 million insurance recovery noted above resulting in a net $1.8 million impact. As a result of these factors, the gross margin for the
Pharmaceutical Systems segment declined to 30.7% from 32.1% for the six-month periods ending June 30, 2004 and 2003, respectively.  The decline in margins was again partially mitigated by a favorable product mix and plant efficiency gains in Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003

In the second quarter of 2003, the Company incurred $3.7 million of direct uninsured costs associated with the Kinston plant explosion.  These costs included insurance policy deductibles, legal and investigational costs, and environmental response costs. These costs totaled $8.8 million for the six-month period ended June 30, 2003 and were accounted for outside of the Pharmaceutical
Systems segment.

In the Drug Delivery Systems segment, operating losses for the quarter ended
June 30, 2004, increased by $0.5 million from the prior-year quarter, principally due to spending on the nasal fentanyl, nasal leuprolide, and oral budesonide clinical development programs. These cost increases more than offset a modest improvement in operating profit generated by the clinical services unit. The same factors that influenced the quarterly comparison affected the six-month comparisons.

Corporate costs were $7.4 million in the second quarter of 2004 up from $5.1 million in 2003.  The increase in second quarter 2004 costs includes a $1.8 million expense related to a performance vesting restricted stock plan granted during the quarter. The Company estimates the full year cost of this plan will be approximately $3.6 million, however the ultimate amount of expense recorded under the plan is subject to the attainment of performance conditions and the market price of the stock at future measurement dates.  Other Corporate cost increases resulted from Sarbanes-Oxley and FDA compliance efforts.  Corporate costs for the three- and six-month periods ended June 30, 2004, include
$0.5 million and $1.0 million, respectively, of Kinston-related legal costs.
In 2003, Kinston-related legal costs were reported as part of the line entitled
"Costs associated with plant explosion".  On a year-to-date basis, Corporate costs were $3.6 million higher than the prior-year period due to the performance vesting restricted stock award, Kinston-related legal costs, increased stock-based directors' compensation costs and Sarbanes Oxley and other compliance costs, partially offset by lower incentive bonus and information systems costs.

U.S. pension plan expenses were $1.2 million in the second quarter of 2004 compared to $1.9 million in the same period of 2003.  Year-to-date pension expense was $2.4 million in 2004 compared to $3.2 million in 2003. The decrease in pension expense is due to the 2003 recovery of the U.S. stock market which resulted in unrealized gains that reduced current year expense.  The Company expects full-year 2004 U.S. pension expense to be approximately $5.0 million.

Interest Expense, net
---------------------
Net interest costs were $1.6 million in the second quarter 2004 down from
$1.7 million in the prior-year quarter.  For the six months ended June 30,
2004, net interest costs were $3.5 million compared to $3.6 million in the prior year.  The slight decrease in interest expense is a result of decreased average debt levels in the current year, partially offset by reduced interest income on customer advances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

Provision for Income Taxes
--------------------------
The effective tax rate for the second quarter ended June 30, 2004 was 32.0%
compared to 31.2% in the prior-year quarter.  For the six-month period, the effective tax rate was 32.4% in 2004 compared to 30.3% in 2003.  The increase in the effective rate from the prior year is due to a change in the geographic mix of earnings.

In a press release issued in the second quarter of 2004, the Company stated
that the effective tax rate would be negatively impacted by a change in Danish tax law.  The use of previously unrecognized net operating loss carryforwards has temporarily mitigated the impact of the law change.

Equity in Net Income of Affiliated Companies
--------------------------------------------
Earnings in net income of affiliated companies were $0.9 million in the second quarter of 2004 up from the $0.7 million in the second quarter of 2003.
Earnings for the six-month period were also up from the prior year with income of $1.9 million in 2004 compared to $1.2 million in 2003.  Earnings from
Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25%
ownership interest, benefited from increased customer purchases in advance of a pending formulation change.  Results from the Company's 49% owned Mexican affiliates were up from the same six-month period in 2003 as a result of the
Company's $0.6 million portion of the gain on the sale of property in 2004.

Net Income
----------
Net income for the second quarter of 2004 was $7.7 million, or $.50 per diluted share, compared to $6.9 million, or $.48 per diluted share, in the second quarter of 2003.  Net income for the second quarter of 2004 included $3.6 million of pre-tax costs ($2.4 million, or $0.16 per diluted share, net of tax) related to the explosion at the Kinston facility.  Net income for the second quarter of
2003 included $3.7 million of uninsured costs associated with the plant explosion and an additional $0.2 million of related net business interruption losses, totaling $3.9 million ($2.6 million, or $0.18 per diluted share, net of tax).
Average common shares outstanding assuming dilution were 15.4 million in the second quarter of 2004 compared to 14.5 million in the second quarter of 2003.

Net income for the six-month period in 2004 was $14.7 million, or $0.96 per diluted share, compared to $10.7 million, or $0.74 per diluted share, for the same period in 2003.  2004 results include $7.4 million of pre-tax costs
($4.9 million, or $0.33 per diluted share, net of tax) related to the
Kinston explosion.  Six-month results as of June 30, 2003 included
$8.8 million of uninsured costs associated with the plant explosion and an additional $1.8 million of related net business interruption losses, totaling
$10.6 million ($7.0 million, or $0.48 per diluted share, net of tax).  Average common shares outstanding assuming dilution were 15.2 million for the first six months of 2004 compared to 14.5 million for the same period in 2003.

Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

Average common shares outstanding assuming dilution increased significantly during 2004 due to stock option exercises and the dilutive effect of outstanding options resulting from the Company's rising stock price.

Liquidity and Capital Resources
-------------------------------
Working capital at June 30, 2004 was $100.4 million compared with $97.8 million at December 31, 2003. The working capital ratio at June 30, 2004 was 1.9 to 1. Days sales outstanding were 50.8 days, decreasing slightly from 51.3 in
2003. Cash flow from operations was $26.8 million for the first six months of
2004, an increase of $1.1 million from the prior year.  This slight increase is a result of $4.0 million higher net income in the six-month period in 2004 compared to 2003, partially offset by increases in accounts receivable, inventory and other current assets.

Capital spending for the six-month period ended June 30, 2004 was $28.8 million.  Expenditures included $10.9 million related to the construction of a new compression molding facility in Kinston, $3.1 million for the expansion of a metals and plastics production facility in Stolberg, Germany and $1.6 million for the expansion of Westar production at the Company's facility in
Jersey Shore, Pennsylvania.  The remaining expenditures were for new equipment purchases and equipment upgrades.  Full-year 2004 capital spending is projected to be approximately $60 million, which includes $14 million related to the replacement of the Kinston facility.  The Company expects that the new
Kinston facility will be fully operational by the end of 2004.

The Company paid cash dividends totaling $6.2 million ($0.42 per share) during the six-month period ended June 30, 2004 and received $8.9 million in proceeds from employee stock option exercises and $1.3 million from employee stock purchase plan contributions.

Debt as a percentage of total invested capital at June 30, 2004 was 36.7%
compared to 40.5% at December 31, 2003.  Total shareholders' equity was
$272.3 million at June 30, 2004 compared to $257.6 million at December 31, 2003.
The increase in equity was due to current year net income and employee stock option exercises, partially offset by dividend payments and negative foreign currency translation adjustments.

The Company relies on operating cash flow, short-term lines of credit, and a long-term revolving credit facility for working capital needs and capital expenditures.

Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

On May 17, 2004, the Company replaced its existing revolving credit facility.
The new agreement, involving a group of six banks, provides a $125.0 million committed revolving credit facility through January 5, 2009. Financing costs on the new agreement of $0.4 million were deferred and are being amortized over the life of the agreement.  Under the new agreement, the Company's
Leverage Ratio (the ratio of total debt less cash to consolidated capitalization) may not exceed 50% and Consolidated Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198.9 million plus half of any net income after taxes earned after December 31,
2003.  As of June 30, 2004, the Company's Leverage Ratio was 28.4% and its
Consolidated Net Worth stood at $255.2 million. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100.0 million of senior notes, to become immediately due and payable and may trigger early payment penalties.

Interest costs on notes drawn under the revolving credit facility are primarily based on London Interbank Offering Rates plus an applicable margin ranging from
0.70% to 1.20% dependent on the Company's Leverage Ratio. In addition, the Company must pay an annual facility fee ranging from 0.175% to 0.30% during the commitment period as determined by the Leverage Ratio. As of June 30, 2004, the Company had
borrowed $53.2 million under the revolving credit facility.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company's future expected cash requirements.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company's Kinston, NC plant.  See the text under the caption
"Cautionary Statement Regarding Forward-Looking Information."

New Accounting Standards
------------------------
In January 2003, the FASB released Interpretation No. 46, "Consolidation of
Variable Interest Entities, an Interpretation of Accounting Research Bulletin
No. 51" (FIN 46).  FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before
February 1, 2003.  The Company adopted FIN 46 on January 1, 2004.  The adoption of FIN 46 did not have an  impact on the Company's financial position or results of operations.

Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

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

During the second quarter of 2004, the Company entered into a forward exchange arrangement to protect against variability in future cash flows regarding raw material purchases by European subsidiaries denominated in U.S. dollars (USD).
This arrangement is divided into monthly contracts of $0.6 million each with the last contract ending in December 2004.  The terms of the arrangement set a base rate of 1.18 USD per Euro and a limit rate of 1.29 USD per Euro.  The
Company is protected against a strengthening USD by restricting the exchange rate to the base rate.  The Company would participate in gains caused by a weakening USD up to the limit rate.  If the limit rate is exceeded during the next six months, the Company agrees to buy USD at the base rate each month ending in December 2004.  There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates.
At June 30, 2004, the exchange rate was between these rates resulting in no cash payments and no income statement effect.

The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. The Company has a number of forward contracts with fair values totaling $0.1 million as of June 30, 2004 to purchase various currencies in Europe and Asia.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
Certain statements contained in this Report or in other company documents and certain statements that may be made by management of the Company orally may contain forward-looking statements as defined in the Private Securities
Litigation Reform Act of 1995. The words "estimate", "expect", "intent",
"believe" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks and uncertainties.  The Company's actual results may differ materially from those expressed in any forward-looking statement and are dependent on a number of factors including, but not limited to: sales demand; timing of customers'
projects; successful development of proprietary drug delivery technologies and systems; regulatory, licensee and/or market acceptance of products based on those technologies; competitive pressures; the strength or weakness of the U.S. dollar;
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

Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

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

Item 4.  Controls and Procedures
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

Additionally, the Company's management, with the participation of the Chief
Executive Officer and the Chief Financial Officer, has evaluated the
Company's internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company's internal control over financial reporting that occurred during the quarter ended
June 30, 2004 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management's Discussion and Analysis of Financial Condition and Results
of Operations for the Three Months and Six Months ended June 30, 2004 versus June 30, 2003, continued

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
(a)     The Company held its annual meeting of shareholders on May 4, 2004.

(c)     Three matters were voted on at the annual meeting:  (1) the election of four directors in Class II; (2) the approval of the Company's 2004
        Stock-Based Compensation Plan; and (3) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2004.  The results of the voting are as follows:

        Proposal #1 - Election of Directors
                                            For                Withheld
        George W. Ebright                 12,886,894            713,949
        L. Robert Johnson                 12,695,764            905,079
        John P. Neafsey                   12,704,552            896,291
        Geoffrey F. Worden                12,888,906            711,937

        Proposal #2 - Approval of the 2004 Stock-Based Compensation Plan

                          For                    Against             Abstained
                       10,232,802               1,893,546              33,565

        Proposal #3 - Ratification of Appointment of Independent Registered
        Public Accounting Firm

                          For                      Against            Abstained
                       13,261,470                  327,020              12,353

Item 6. Exhibits and Reports on Form 8-K

(a)     See Index to Exhibits on pages F-1 and F-2 of this Report.

(b)     On April 20, 2004, the Company filed a Current Report on Form 8-K.
        Under Item 12 of that Report, the Company furnished to the Commission the Press Release dated April 20, 2004.

        On May 28, 2004, the Company filed a Current Report on Form 8-K.  Under
        Item 5 of that Report, the Company furnished to the Commission the Press
        Release dated May 28, 2004.

        On June 30, 2004, the Company filed a Current Report on Form 8-K.  Under
        Item 9 of that Report, the Company furnished to the Commission the
        Press Release dated June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEST PHARMACEUTICAL SERVICES, INC.
                                --------------------------------------------
                                (Registrant)

August 4, 2004                  /s/ William J. Federici
--------------                  --------------------------------------------
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

(3) (b)   Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (3)(b) to the Company's Form 10-Q for the
          quarter ended March 31, 2004 (File No.1-8036).

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

(4) (c)   Article I and V of the Bylaws of the Company, as amended through
          March 6, 2004, incorporated by reference to Exhibit (4)(c) of the
          Company's Form 10-Q for the quarter ended March 31, 2004 (File No.
          1-8036).

(10) (a)  Change-In-Control Agreement, dated as of April 28, 2004, between the Company and William J. Federici.

(10) (b)  Credit Agreement, dated as of May 17, 2004, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated
          May 28, 2004 (File No. 1-8036).

(10) (c)  Form of 2004 Management Incentive Plan (Pharmaceutical Systems
          Division-Americas Region, Corporate, Pharmaceutical Systems Division-
          Device Group, Drug Delivery Division, Pharmaceutical Systems Division-
          Europe/Asia, and Pharmaceutical Systems Division).

(11)      Non applicable.

(15)      None.

(18)      None.

(19)      None.

(22)      None.

                                     F - 1

                                INDEX TO EXHIBITS

Exhibit
Number

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