Form 10-Q
period 2004-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2004-11-04
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

September 30, 2004 – 30,611,580

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                                Index

                         Form 10-Q for the Quarter Ended September 30, 2004

                                                                                              Page

Part I -Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Income for the Three Months and Nine Months
              ended September 30, 2004 and 2003                                                3

              Condensed Consolidated Balance Sheets at September 30, 2004 and December
              31, 2003                                                                         4

              Consolidated Statement of Shareholders' Equity for the Nine Months ended
              September 30, 2004                                                               5

              Condensed Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2004 and 2003                                                      6

              Notes to Condensed Consolidated Financial Statements                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                       15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       22

     Item 4.  Controls and Procedures                                                          22

Part II - Other Information

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities                                                                23

     Item 6.  Exhibits and Reports on Form 8-K                                                 23

SIGNATURES                                                                                     25

              Index to Exhibits                                                                F-1,
                                                                                               F-2

Part I.  Financial Information
Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                     Three Months Ended                 Nine Months Ended
                                              Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004   Sept. 30, 2003
----------------------------------------------------------------------------------------------------------------
Net sales                                          $ 135,300        $ 120,100        $ 407,000        $ 364,300
Cost of goods and services sold                       98,600           84,300          286,900          250,700
----------------------------------------------------------------------------------------------------------------
    Gross profit                                      36,700           35,800          120,100          113,600
Selling, general and administrative expenses          30,300           27,800           90,100           79,000
Costs associated with plant explosion                      -            1,100                -            9,900
Other expense, net                                         -                -            1,200              500
---------------------------------------------------------------------------------------------------------------
   Operating profit                                    6,400            6,900           28,800           24,200
Interest expense, net                                  1,900            2,000            5,400            5,600
---------------------------------------------------------------------------------------------------------------
   Income before income taxes                          4,500            4,900           23,400           18,600
Provision for income taxes                             1,400            1,500            7,500            5,700
---------------------------------------------------------------------------------------------------------------
   Income from consolidated operations                 3,100            3,400           15,900           12,900
Equity in net income of affiliated companies           1,200              700            3,100            1,900
---------------------------------------------------------------------------------------------------------------
   Net income                                      $   4,300        $   4,100        $  19,000        $  14,800
===============================================================================================================
Net income per share:
   Basic                                           $    0.14        $    0.14        $    0.64        $    0.51
   Assuming dilution                                    0.14             0.14             0.62             0.51
----------------------------------------------------------------------------------------------------------------
Average common shares outstanding                     30,172           29,012           29,847           28,980
Average shares assuming dilution                      31,271           29,198           30,725           28,994

Dividends declared per common share                $   0.110        $   0.105        $   0.320        $   0.305

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
                                                         September 30,   December 31,
                                                                 2004           2003
------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash, including cash equivalents                      $   63,300     $   37,800
     Accounts receivable                                       78,800         73,900
     Inventories                                               57,900         48,000
     Insurance receivable                                           -         41,000
     Deferred income taxes                                      6,100          6,100
     Other current assets                                      12,800          9,900
-------------------------------------------------------------------------------------
Total current assets                                          218,900        216,700
-------------------------------------------------------------------------------------

Property, plant and equipment                                 592,300        563,600
Less accumulated depreciation and amortization                322,500        307,900
------------------------------------------------------------------------------------
                                                              269,800        255,700
Investments in and advances to affiliated companies            23,800         22,200
Goodwill                                                       41,300         41,500
Pension asset                                                  48,500         50,500
Deferred income taxes                                          20,800         20,500
Patents                                                         6,400          6,900
Other assets                                                    6,700          9,600
------------------------------------------------------------------------------------
Total Assets                                               $  636,200     $  623,600
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                300          8,000
     Accounts payable                                          26,200         29,400
     Accrued expenses:
        Salaries, wages and benefits                           24,200         24,500
        Income taxes payable                                    9,400          8,400
        Restructuring costs                                     1,200          1,400
        Deferred income taxes                                  16,600         16,600
        Other current liabilities                              29,400         30,600
------------------------------------------------------------------------------------
Total current liabilities                                     107,300        118,900
------------------------------------------------------------------------------------
Long-term debt                                                162,400        167,000
Deferred income taxes                                          45,400         44,800
Other long-term liabilities                                    40,200         35,300
Shareholders' equity                                          280,900        257,600
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                 $  636,200     $  623,600
====================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

                                                                               Accumulated
                                         Capital                                     other
                              Common   in excess   Retained       Unearned    comprehensive   Treasury
                               Stock      of par    earnings  compensation    income (loss)       Stock       Total
                                          value
-------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2003          $  4,300  $   30,100   $ 281,200      $       -      $  18,900     $ (76,900)  $ 257,600

Net Income                        -           -      19,000              -              -             -      19,000

Stock split                   4,300      (4,300)          -              -              -             -           -

Shares issued under
stock plans                       -       1,300           -         (8,300)              -       19,600      12,600

Amortization of unearned
compensation                      -           -           -          3,200              -             -       3,200

Dividends declared                -           -     (9,700)              -              -             -      (9,700)

Foreign currency
translation adjustment            -           -           -              -         (1,700)            -      (1,700)

Minimum pension
liability translation
adjustment                        -           -           -              -           (100)            -        (100)
--------------------------------------------------------------------------------------------------------------------

Balance,
September  30, 2004        $  8,600  $   27,100   $ 290,500      $  (5,100)     $  17,100     $ (57,300)  $ 280,900
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                 Nine Months Ended
                                                              Sept. 30,    Sept. 30,
                                                                  2004         2003
------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income                                              $ 19,000      $ 14,800
     Depreciation and amortization                             25,600        24,400
     Other non-cash items, net                                  4,900         3,500
     Changes in assets and liabilities                         (4,700)        7,600
------------------------------------------------------------------------------------
Net cash provided by operating activities                      44,800        50,300
------------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
     Property, plant and equipment acquired                   (41,000)      (34,800)
     Insurance proceeds received for property damage           31,800        10,100
     Land acquired under government grant                           -        (2,000)
     Repayment of affiliate loan                                  600             -
     Customer advances, net of repayments                        (700)        1,400
------------------------------------------------------------------------------------
Net cash used in investing activities                          (9,300)      (25,300)
------------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
     Net (repayments) borrowings under revolving
       credit agreements                                       (4,200)        2,000
     Payment of fees under revolving credit agreements           (500)            -
     Repayment of other long-term debt                              -          (500)
     Other notes payable, net                                  (7,800)          400
     Dividend payments                                         (9,400)       (8,700)
     Issuance of common stock                                  12,100           300
------------------------------------------------------------------------------------
Net cash used in financing activities                          (9,800)       (6,500)
------------------------------------------------------------------------------------
Effect of exchange rates on cash                                 (200)        2,800
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      25,500        21,300
Cash, including cash equivalents at beginning of period        37,800        33,200
------------------------------------------------------------------------------------
Cash, including cash equivalents at end of period            $ 63,300      $ 54,500
====================================================================================

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

1.

The interim consolidated financial statements for the three and nine-month periods ended September 30, 2004 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (the Company), appearing in the Company’s 2003 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Interim Period Accounting Policy

In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the periods ended September 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of results for the full year.

        Stock Split

On September 29, 2004, the Company completed a two-for-one split on common stock to all shareholders of record as of September 15, 2004. All share and per share data included in the accompanying financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

        Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President of the United States. The Act includes numerous U.S. tax code changes, including the phase-out of extra-territorial income tax provisions, the establishment of a deduction for qualified domestic production activities and a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations.

While the Company is currently studying the impact of the Act, including the favorable foreign dividend provisions, as of September 30, 2004 and based on the tax laws in effect at that time, it was management’s intention to continue to indefinitely reinvest the Company’s undistributed foreign earnings, and, accordingly, no deferred tax liability has been recorded in connection therewith.

         Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

During 2004, the Company awarded 378,900 shares of performance vesting restricted shares to key employees under the 2004 Stock-Based Compensation Plan. The shares vest over three performance periods; a maximum of 129,232 shares could vest according to 2004 annual results, a maximum of 124,834 shares could vest according to the combined 2004 and 2005 results, and a maximum

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

of 124,834 shares could vest according to the results achieved over the three-year period ending December 31, 2006. The ultimate amount of shares that will vest is determined by the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital. The awards would be forfeited if results for the respective performance period are less than 70% of the targeted performance conditions. The achievement of performance conditions between 70% and 100% of the designated plan targets will result in the vesting of 50% to 100% of the original award amounts. For the first performance period ending in December 2004, no additional shares are earned if the Company’s results exceed the performance targets. For the second performance period ending in December 2005, achievement of between 100% and 150% of the performance target will result in the issuance of an additional unrestricted share award, up to a maximum of 50% of that performance period’s original targeted award. For the third performance period ending in December 2006, achievement of between 100% and 150% of the performance target will result in the issuance of an additional unrestricted share award, up to a maximum of 100% of that performance period’s original targeted award.

As the ultimate number of shares that will be awarded will not be known until the end of these performance periods, the plan is accounted for as a variable award plan under APB 25, and compensation expense is recognized over the performance period(s) based on an estimate of the number of shares that will vest taking into account the performance criteria and the market price of the stock at the end of each interim period until the final award is determined.

Unearned compensation of $8,000 was recorded for the performance vesting restricted shares at the date of grant. Compensation expense of $1,400 and $3,200 was recognized for these shares during the three- and nine-month periods ended September 30, 2004, respectively. In addition to the performance vesting restricted share awards, unearned compensation of $300 was recorded for time-vesting restricted shares. The remaining balance of unearned compensation on all restricted stock awards is included as a separate component of equity and will be recognized as an expense over the respective vesting periods.

The Company did not record compensation cost for stock options for the three and nine-months ended September 30, 2004 and 2003 because stock option grants were made at 100% of the fair market value of the stock on the grant date. The Company also did not record compensation costs for shares issued under the non-compensatory employee stock purchase plan. If the fair value based method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

                                                      Three Months Ended          Nine Months Ended
                                                    9/30/04      9/30/03        9/30/04       9/30/03
   ---------------------------------------------------------------------------------------------------
   Net income, as reported:                        $  4,300      $ 4,100       $ 19,000      $ 14,800
     Add: Stock-based compensation expense
     included in net income, net of tax                 900          400          2,900           500
     Deduct: Total stock-based compensation
      expense determined under the fair value
      method for all awards, net of tax              (1,200)        (700)        (4,000)       (1,300)
   ---------------------------------------------------------------------------------------------------

   Pro forma net income                            $  4,000      $ 3,800       $ 17,900      $ 14,000
   ===================================================================================================

   Net income per share:
    Basic, as reported                             $   0.14      $  0.14       $   0.64      $   0.51
    Basic, proforma                                $   0.13      $  0.13       $   0.60      $   0.48

    Diluted, as reported                           $   0.14      $  0.14       $   0.62      $   0.51
    Diluted, pro forma                             $   0.13      $  0.13       $   0.58      $   0.48
   ---------------------------------------------------------------------------------------------------

2.     Inventories at September 30, 2004 and December 31, 2003 were as follows:

                                              9/30/04           12/31/03
               ----------------------------------------------------------
               Finished goods            $     27,300     $       21,700
               Work in process                 11,000              8,600
               Raw materials                   19,600             17,700
               ----------------------------------------------------------
                                         $     57,900     $       48,000
               ==========================================================

3.     Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

                                               Three Months Ended         Nine Months Ended
                                              9/30/04     9/30/03       9/30/04      9/30/03
   ------------------------------------------------------------------------------------------
   Net income                               $   4,300   $   4,100     $  19,000     $ 14,800
   Foreign currency translation
     adjustments                                4,800       1,400        (1,700)      16,400
   Minimum pension liability translation
     adjustments, net of tax                        -           -          (100)        (200)
   Fair value adjustment on derivative
     financial instruments, net of tax              -           -              -         100
   ------------------------------------------------------------------------------------------
   Comprehensive income                     $   9,100   $   5,500     $  17,200     $ 31,100
   ==========================================================================================

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

4.	Net sales to external customers and operating profit (loss) by reporting segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                  Three Months Ended             Nine Months Ended
     Net sales:                                 9/30/04        9/30/03         9/30/04       9/30/03
     -----------------------------------------------------------------------------------------------
     Pharmaceutical Systems                  $ 133,100      $ 118,200         $ 399,700   $  359,600
     Drug Delivery Systems                       2,200          1,900             7,300        4,700
     ------------------------------------------------------------------------------------------------
     Consolidated total                      $ 135,300      $ 120,100         $ 407,000   $  364,300
     ================================================================================================

                                                 Three Months Ended                Nine Months Ended
     Operating profit (loss):                  9/30/04        9/30/03           9/30/04      9/30/03
     ------------------------------------------------------------------------------------------------
     Pharmaceutical Systems                  $  17,600      $  19,400         $  62,600    $  65,500
     Drug Delivery Systems                      (3,700)        (5,000)          (10,700)     (12,200)
     Corporate costs                            (6,200)        (4,800)          (19,400)     (14,400)
     Domestic pension expense                   (1,300)        (1,600)           (3,700)      (4,800)
     Costs associated with plant explosion           -         (1,100)               -        (9,900)
     ------------------------------------------------------------------------------------------------
     Operating profit                            6,400          6,900            28,800       24,200
     Interest expense, net                      (1,900)        (2,000)           (5,400)      (5,600)
     ------------------------------------------------------------------------------------------------
     Income before income taxes              $   4,500      $   4,900         $  23,400    $  18,600
     ================================================================================================
In June 2004, the Company issued a press release announcing its plans to explore strategic alternatives for its Drug Delivery Systems segment.

5.

Common stock issued at September 30, 2004 was 34,330,282 shares, of which 3,718,702 shares were held in treasury. Dividends of $.11 per common share were paid in the third quarter of 2004 and a dividend of $.11 per share payable November 3, 2004 to holders of record on October 20, 2004 was declared on August 24, 2004.

Below are the calculations of earnings per share for the three and nine months ended September 30, 2004 and 2003. Options to purchase 805,192 and 2,074,767 shares of common stock that were outstanding during the three and nine months ended September 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were 300,501 antidilutive options outstanding during the nine-month period ended September 30, 2004. No options were antidilutive for the three-month period ended September 30, 2004.

                                          Three Months Ended          Nine Months Ended
                                          9/30/04    9/30/03         9/30/04    9/30/03
     ----------------------------------------------------------------------------------
     Net income                            $4,300     $4,100         $19,000    $14,800

     Average common shares outstanding     30,172     29,012          29,847     28,980
     Add: Dilutive stock awards             1,099        186             878         14
     ----------------------------------------------------------------------------------
     Average shares assuming dilution      31,271     29,198          30,725     28,994
     ----------------------------------------------------------------------------------

     Basic net income per share             $0.14      $0.14           $0.64      $0.51
     Diluted net income per share           $0.14      $0.14           $0.62      $0.51
     ----------------------------------------------------------------------------------
                                                                                                                           Page 11

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

6.

The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. Based on consultants’ estimates of the costs of remediation in accordance with applicable regulatory requirements, the Company believes the accrued liability of $2,300 at September 30, 2004 is sufficient to cover the future costs of these remedial actions, including the expected demolition and environmental cleanup at the former Kinston, North Carolina site. The accrued liability at December 31, 2003 was $2,500.

7.     Goodwill by reportable segment as of September 30, 2004 and December 31, 2003 was as follows:

                                                    9/30/04     12/31/03
                --------------------------------------------------------
                Pharmaceutical Systems             $ 39,300     $ 39,500                                                                                                        $
                Drug Delivery Systems                 2,000        2,000
                --------------------------------------------------------
                                                   $ 41,300     $ 41,500                                                                                                        $
                ========================================================
The decrease in the goodwill balance from December 31, 2003 to September 30, 2004 is solely due to foreign currency translation adjustments.

The cost and respective accumulated amortization for the Company’s patents was $12,000 and $5,600, respectively, as of September 30, 2004, and $11,800 and $4,900, respectively, as of December 31, 2003. The cost basis of patents includes the effects of foreign currency translation adjustments. The Company recorded amortization expense of $200 and $700, respectively, for the three and nine months ended September 30, 2004 and recorded $200 and $600, respectively, for the same periods in 2003. Amortization for the full year 2004 is estimated to be $900. The estimated annual amortization expense for each of the next five years is approximately $900 per year.

8.

The Company’s restructuring liability was $1,200 at September 30, 2004, a decrease of $200 from December 31, 2003 due to severance and benefit payments to former employees. The remaining balance relates principally to the closure of a plastics manufacturing facility in the U.K. The severance and other payments connected with this plant closure will begin in the fourth quarter of 2004.

9.	Other (income) expense for the three and nine months ended September 30, 2004 and 2003 was as follows:

                                                   Three Months Ended      Nine Months Ended
                                                   9/30/04    9/30/03      9/30/04   9/30/03
     ---------------------------------------------------------------------------------------
     Foreign currency transaction (gains) losses    $ (100)    $    -      $   200    $ (400)
     Loss on sales of equipment and other assets       100        100          900       800
     Other                                               -       (100)         100       100
     ---------------------------------------------------------------------------------------
     Other expense, net                             $    -     $    -      $ 1,200    $  500
     =======================================================================================

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

10.	The components of net pension expense for domestic and international plans for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                                   Other retirement
                                           Pension benefits          benefits             Total
      Three months                        9/30/04   9/30/03     9/30/04   9/30/03    9/30/04  9/30/03
      ------------------------------------------------------------------------------------------------
      Service cost                         $1,300    $1,000        $200      $100     $1,500   $1,100
      Interest cost                         2,900     2,700         100       100      3,000    2,800
      Expected return on assets            (3,600)   (3,100)          -         -     (3,600)  (3,100)
      Amortization of prior service cost      200       200           -         -        200      200
      Recognized actuarial losses             800     1,000           -         -        800    1,000
      ------------------------------------------------------------------------------------------------
      Pension expense                      $1,600    $1,800        $300      $200     $1,900   $2,000
      ================================================================================================

                                                        Other retirement
                                 Pension benefits            benefits            Total
      Three months              9/30/04   9/30/03      9/30/04   9/30/03    9/30/04   9/30/03
      ---------------------------------------------------------------------------------------
      Domestic plans             $1,000    $1,400         $300      $200     $1,300    $1,600
      International plans           600       400            -         -        600       400
      ---------------------------------------------------------------------------------------
                                 $1,600    $1,800         $300      $200     $1,900    $2,000
      =======================================================================================

                                                                 Other retirement
                                            Pension benefits         benefits            Total
      Nine months                          9/30/04   9/30/03     9/30/04  9/30/03    9/30/04  9/30/03
      ------------------------------------------------------------------------------------------------
      Service cost                          $4,000    $3,200        $500     $400     $4,500   $3,600
      Interest cost                          8,600     8,100         400      400      9,000    8,500
      Expected return on assets            (11,000)   (9,200)          -        -    (11,000)  (9,200)
      Amortization of unrecognized

        transition (asset) obligation          100      (100)          -        -        100     (100)
      Amortization of prior service cost       600       500           -     (100)       600      400
      Recognized actuarial losses            2,200     2,900           -        -      2,200    2,900
      ------------------------------------------------------------------------------------------------
      Pension expense                       $4,500    $5,400        $900     $700     $5,400   $6,100
      ================================================================================================

                                                   Other retirement
                               Pension benefits         benefits            Total
      Nine months              9/30/04  9/30/03    9/30/04  9/30/03    9/30/04  9/30/03
      ----------------------------------------------------------------------------------
      Domestic plans            $2,800   $4,100       $900     $700     $3,700   $4,800
      International plans        1,700    1,300          -        -      1,700    1,300
      ----------------------------------------------------------------------------------
                                $4,500   $5,400       $900     $700     $5,400   $6,100
      ==================================================================================

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

11.

On May 17, 2004, the Company replaced its existing revolving credit facility. The new agreement involving a group of six banks, provides a $125,000 committed revolving credit facility through January 5, 2009. Financing costs on the new agreement of $500 were deferred and are being amortized over the life of the agreement. Under the new agreement, the Company’s Leverage Ratio (the ratio of total debt less cash to consolidated capitalization) may not exceed 50% and Consolidated Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198,900 plus half of any net income after taxes earned after December 31, 2003. As of September 30, 2004 the Company’s Leverage Ratio was 26.7% and its Consolidated Net Worth stood at $259.0 million. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100,000 of senior notes, to become immediately due and payable and may trigger early payment penalties.

Interest costs on notes drawn under the revolving credit facility are primarily based on London Interbank Offering Rates plus an applicable margin ranging from 0.70% to 1.20% depending on the Company’s Leverage Ratio. In addition, the Company must pay an annual facility fee ranging from 0.175% to 0.30% during the commitment period as determined by the Leverage Ratio. As of September 30, 2004, the Company had borrowed $62,400 under the revolving credit facility.

12.

In the first quarter of 2004, the Company recorded a $600 gain, included in equity in net income of affiliated companies, for its share of the gain on the sale of property owned by a Mexican affiliate. The facility was shut down during 2002 when the affiliate consolidated two of its rubber molding operations.

13.

The Company continues to incur additional production and business interruption costs connected to interim production procedures put in place following the January 2003 accident at its Kinston, NC production site. For the three- and nine-month periods ending September 30, 2004, these additional costs of goods sold totaled $3,100 and $9,400, respectively. For the three- and nine-month periods ending September 30, 2003, similar costs totaling $3,700 and $8,100, respectively, were incurred. The 2003 costs, however, were partially offset by insurance recoveries of $2,300 and $4,900 recorded in the three-and nine-month periods in 2003, respectively, yielding a net impact of $1,400 and $3,200 for those periods.

At December 31, 2003 the Company recorded a $41,000 receivable due from its insurance provider in connection with the settlement of its insurance claim for the Kinston accident. The Company received the $41,000 in February 2004, of which $31,800 was for property damage and reconstruction and $9,200 was for recovery of business interruption losses. No additional amounts are recoverable with regard to continuing business interruption losses incurred in 2004.

In addition, for the three and nine-month periods ended September 30, 2003, the Company recognized $1,100 and $9,900 of direct costs associated with the Kinston explosion. These uninsured costs included insurance policy deductibles, legal and investigational costs, and environmental response costs. The Company has also incurred an additional $300 and $1,400 in Kinston-related legal costs recorded in the selling, general and administrative expense line for the three- and nine-month periods ending September 30, 2004, respectively.

West Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(continued)

The Company has been named a defendant in three lawsuits filed in connection with the explosion and related fire. In the first, plaintiffs seek unspecified compensatory and punitive damages from the Company. Because this lawsuit is in its early stages, the Company is unable to estimate the plaintiffs’ alleged damages. The second is a subrogation action on behalf of local fire departments seeking reimbursement for equipment allegedly damaged while fighting the fire. Investigation to date indicates that the maximum amount in controversy in this matter is $200. In the third suit, plaintiffs did not name the Company as a defendant, but the Company has been brought in as an additional party by named defendants under a North Carolina procedure. Under this procedure a finding of liability against the Company would not result in a payment by the Company. Instead, the finding would reduce any damages awarded to plaintiffs against the named defendants by the amount that the Company and its workers’ compensation carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs. In addition, the finding would extinguish the right to subrogation of amounts paid by the Company’s carrier in workers’ compensation benefits to those plaintiffs. The Company believes that overall it has sufficient insurance to cover losses from expected litigation associated with the incident.

14.

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003

Net Sales

Consolidated net sales for the third quarter of 2004 were $135.3 million compared to $120.1 million reported in the third quarter of 2003. Sales increased 13% from the prior-year quarter with 4% of the increase due to the impact of foreign currency translation. Overall price increases accounted for 1% of the sales increase over the quarter ended September 30, 2003.

Third quarter 2004 sales for the Pharmaceutical Systems segment were $133.1 million, a $14.9 million or 13% increase from prior-year quarter reported sales of $118.2 million. Approximately 4% of the increase was the result of foreign currency translation. Domestic sales increased 12% over the prior-year quarter, driven by strong demand for Westar-treated components and coated closures, including products sold by West under a distribution agreement with Daikyo Seiko, Ltd of Japan, and increased revenue from tooling and design services. Sales increases were also recorded in the plastic device manufacturing group, due to increased demand for consumer packaging components and customer safety-stock increases in advance of the pending closure of the Company’s facility in Lewes, England. Third quarter 2004 international sales were 13% above third quarter 2003 levels, with 7% of the increase due to the impact of foreign currency translation. This strong growth was driven by an improving product mix and strong demand for parenteral packaging components in the Europe/Asia Pacific region.

Revenues for the quarter ended September 30, 2004 for the Drug Delivery Systems segment, which includes the clinical services business unit and the drug delivery business unit, were $2.2 million in 2004, compared to $1.9 million in the prior-year quarter.

Net sales in the nine months ended September 30, 2004 were $407.0 million compared to $364.3 million in the same period of 2003. Sales increased 12% from the prior year with 5% of the increase due to the impact of foreign currency translation. Overall price increases accounted for 0.6% of the sales increase over the first nine months of 2003. Pharmaceutical Systems segment sales were 11% higher than the prior year with 5% of the increase resulting from foreign currency translation. Drug Delivery Systems’ revenues for the nine-month period increased $2.6 million due to higher revenues in the clinical services business unit.

Operating Profit

Operating profit (loss) by operating segment, including corporate costs, U.S. pension plan expense and other charges recorded in operating profit, for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                        Three Months Ended        Nine Months Ended
Operating Profit (Loss)                    September 30              September 30
 ($ in millions)                        2004          2003        2004         2003
------------------------------------------------------------------------------------

Pharmaceutical Systems                  $17.6        $19.4       $62.6        $65.5
Drug Delivery Systems                    (3.7)        (5.0)      (10.7)       (12.2)
Corporate costs                          (6.2)        (4.8)      (19.4)       (14.4)
Domestic pension expense                 (1.3)        (1.6)       (3.7)        (4.8)
Costs associated with plant explosion       -         (1.1)          -         (9.9)
------------------------------------------------------------------------------------
Consolidated Total Operating Profit      $6.4         $6.9       $28.8        $24.2
====================================================================================

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

Pharmaceutical Systems segment operating profit for the third quarter of 2004 decreased by $1.8 million compared to the prior-year quarter. The majority of this decrease was due to $3.1 million of additional production and business interruption costs incurred in the 2004 quarter associated with interim production plans enacted after the 2003 explosion at the Kinston plant. In the third quarter of 2003, similar costs totaling $3.7 million were incurred, however these costs were largely offset by insurance recoveries of $2.3 million. As a result of the final insurance settlement recorded at the end of 2003, no additional amounts are recoverable with regard to continuing business interruption losses. The costs associated with interim production plans will decrease in early 2005 as the new Kinston facility is fully qualified by our customers to manufacture additional products. As of September 30, 2004 the Kinston plant was operating at approximately 60% of its planned production capacity. During the third quarter of 2004, the increased depreciation and overhead costs associated with the Kinston plant resuming production largely offset gross profit generated from the increase in product sales volumes in the Pharmaceutical Systems segment. These factors caused the gross margin for the Pharmaceutical Systems segment to decline to 27.0% in the third quarter of 2004 compared to 30.0% in the prior-year quarter. Selling, general and administrative expenses in the Pharmaceutical Systems segment were approximately 13% of net sales in both the third quarter of 2004 and 2003.

Pharmaceutical Systems segment operating profit for the nine months ended September 30, 2004 declined by $2.9 million as compared to the prior year, again mostly due to Kinston-related costs. Additional production costs related to the Kinston accident for the nine-month period of 2004 totaled $9.4 million. In the same nine-month period of 2003, these costs totaled $8.1 million and were partially offset by $4.9 million of insurance recoveries resulting in a net $3.2 million impact. As a result of these factors, the gross margin for the Pharmaceutical Systems segment declined to 29.5% for the nine-month period ended September 30, 2004, from 31.4% for the same period in 2003. The decline in margins was partially mitigated by a favorable product mix and plant efficiency gains in Europe.

In the third quarter of 2003, the Company incurred $1.1 million of direct uninsured costs associated with the Kinston plant explosion. These costs included insurance policy deductibles, legal and investigational costs, and environmental response costs. These costs totaled $9.9 million for the nine-month period ended September 30, 2003 and were accounted for outside of the Pharmaceutical Systems segment.

In the Drug Delivery Systems segment, operating losses for the three and nine months ended September 30, 2004, decreased by $1.3 million and $1.5 million, respectively, from the prior-year periods, principally due to lower program spending.

Corporate costs were $6.2 million in the third quarter of 2004 up from $4.8 million in 2003. The increase in third quarter 2004 costs includes a $1.4 million expense related to performance vesting restricted stock awards made under an incentive plan approved by shareholders in May 2004. The Company estimates that the full-year cost of awards under this plan will be approximately $4.3 million, however the ultimate amount of expense recorded under the plan is subject to the attainment of performance conditions and the market price of the stock at future measurement dates. Corporate costs for the three- and nine-month periods ended September 30, 2004 include $0.3 million and $1.4 million, respectively, of Kinston-related legal costs. In 2003, Kinston-related legal costs were reported as part of “Costs associated with plant explosion”. On a year-to-date basis, Corporate costs were $5.0 million higher than the prior-year period due to the performance vested restricted stock awards of $3.2 million, Kinston-related legal costs of $1.4 million, external consulting costs for Sarbanes Oxley and other compliance activities and higher patent and corporate legal costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

U.S. pension plan expenses were $1.3 million in the third quarter of 2004 compared to $1.6 million in the same period of 2003. Year-to-date pension expense was $3.7 million in 2004 compared to $4.8 million in 2003. The decrease in pension expense is due to the 2003 recovery of the U.S. stock market which resulted in unrealized gains that reduced current year expense. The Company expects full-year 2004 U.S. pension expense to be approximately $5.0 million.

Interest Expense, net

Net interest costs were $1.9 million in the third quarter 2004 down from $2.0 million in the prior-year quarter. For the nine months ended September 30, 2004, net interest costs were $5.4 million compared to $5.6 million in the prior year. The slight decrease in interest expense is a result of decreased average debt levels in the current year and higher capitalized interest related to the Kinston construction project, partially offset by lower interest income on customer advances and higher average interest rates.

Provision for Income Taxes

The effective tax rate for the third quarter ended September 30, 2004 was 30.3% compared to 31.3% in the prior-year quarter. For the nine-month period, the effective tax rate was 32.0% in 2004 compared to 30.6% in 2003. The increase in the effective rate from the prior year is due to a change in the geographic mix of earnings.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President of the United States. The Act includes numerous U.S. tax code changes, including the phase-out of extra-territorial income tax provisions, the establishment of a deduction for qualified domestic production activities and a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations.

While the Company is currently studying the impact of the Act, including the favorable foreign dividend provisions, as of September 30, 2004 and based on the tax laws in effect at that time, it was management’s intention to continue to indefinitely reinvest the Company’s undistributed foreign earnings, and, accordingly, no deferred tax liability has been recorded in connection therewith.

Equity in Net Income of Affiliated Companies

Earnings in net income of affiliated companies were $1.2 million in the third quarter of 2004 up from $0.7 million in the third quarter of 2003. Earnings for the nine-month period were also up from the prior year with income of $3.1 million in 2004 compared to $1.9 million in 2003. Earnings from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest, benefited from increased customer purchases in advance of a pending formulation change. Results from the Company’s 49% owned Mexican affiliates were up from the same nine-month period in 2003 as a result of the Company’s $0.6 million portion of the gain on the sale of property in 2004.

Net Income

On September 29, 2004, the Company completed a two-for-one split on common stock to all shareholders of record as of September 15, 2004. All share and per share data presented have been adjusted to retroactively reflect the stock split. Net income for the third quarter of 2004 was $4.3 million, or $.14 per diluted share, compared to $4.1 million, or $.14 per diluted share, in the third quarter of 2003. Net income for the third quarter of 2004 included $3.4 million of pre-tax business interruption and legal costs ($2.4 million, or $0.08 per diluted share, net of tax) related to the explosion at the Kinston facility. Net income for the third quarter of

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

2003 included $1.1 million of uninsured costs associated with the plant explosion and an additional $1.4 million of net business interruption losses, totaling $2.5 million on a pre-tax basis ($1.6 million, or $0.06 per diluted share, net of tax).

Net income for the nine-month period of 2004 was $19.0 million, or $0.62 per diluted share, compared to $14.8 million, or $0.51 per diluted share, for the same period in 2003. 2004 results include $10.8 million of pre-tax costs ($7.4 million, or $0.24 per diluted share, net of tax) related to the Kinston explosion and the Company’s $0.6 million ($0.02 per diluted share) portion of a gain on the sale of property recorded by our affiliate in Mexico. Nine-month results as of September 30, 2003 included $9.9 million of uninsured costs associated with the plant explosion and an additional $3.2 million of related net business interruption losses, totaling $13.1 million ($8.6 million, or $0.30 per diluted share, net of tax).

Average common shares outstanding assuming dilution were 31.3 million in the third quarter of 2004 compared to 29.2 million in the third quarter of 2003 after adjusting for the stock split. The increase in diluted shares outstanding was due to stock option exercises, the effect of outstanding options resulting from the Company’s rising stock price and the restricted stock grant. Average common shares outstanding assuming dilution were 30.7 million for the first nine months of 2004 compared to 29.0 million for the same period in 2003 after adjusting for the stock split. The same factors that influenced the quarterly comparison affected the nine-month comparison.

Liquidity and Capital Resources

Working capital at September 30, 2004 was $111.6 million compared with $97.8 million at December 31, 2003. The working capital ratio at September 30, 2004 was 2.0 to 1. The Accounts Receivable “Days Sales Outstanding” ratio was 50.6 days, decreasing slightly from 51.3 days in 2003. Cash flow from operations was $44.8 million for the first nine months of 2004, a decrease of $5.5 million from the prior year. This decrease is a result of strong September 2004 sales compared to December 2003 resulting in increased accounts receivable, and higher inventory balances partially related to the building of inventory pending a formulation change.

Capital spending for the nine-month period ended September 30, 2004 was $41.0 million. Expenditures included $12.3 million related to the construction of a new compression molding facility in Kinston, $3.7 million for the expansion of a metals and plastics production facility in Stolberg, Germany and $2.2 million for the expansion of Westar production at the Company’s facility in Jersey Shore, Pennsylvania. The remaining expenditures were primarily for new equipment purchases, maintenance and equipment upgrades. The Company expects that capital spending related to the new Kinston plant will be substantially finished by December 31, 2004. Full-year 2004 capital spending is projected to be approximately $60.0 million, including capital expenditures related to the Kinston facility of approximately $13.4 million.

The Company paid cash dividends totaling $9.4 million ($0.32 per share) during the nine-month period ended September 30, 2004 and received $10.6 million in proceeds from employee stock option exercises and $1.5 million from employee stock purchase plan contributions.

Debt as a percentage of total invested capital at September 30, 2004 was 36.7% compared to 40.5% at December 31, 2003. Total shareholders’ equity was $280.9 million at September 30, 2004 compared to $257.6 million at December 31, 2003. The increase in equity was due to current year net income and employee stock option exercises, partially offset by dividend payments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

The Company relies on operating cash flow, short-term lines of credit, and a long-term revolving credit facility for working capital needs and capital expenditures.

On May 17, 2004, the Company replaced its existing revolving credit facility. The new agreement, involving a group of six banks, provides a $125.0 million committed revolving credit facility through January 5, 2009. Financing costs on the new credit facility of $0.5 million were deferred and are being amortized over the life of the agreement. Under the new agreement, the Company’s Leverage Ratio (the ratio of total debt less cash to consolidated capitalization) may not exceed 50% and Consolidated Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198.9 million plus half of any net income after taxes earned after December 31, 2003. As of September 30, 2004, the Company’s Leverage Ratio was 26.7% and its Consolidated Net Worth stood at $259.0 million and the Company was in compliance with all debt covenants. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100.0 million of senior notes, to become immediately due and payable and may trigger early payment penalties.

Interest costs on notes drawn under the revolving credit facility are primarily based on London Interbank Offering Rates plus an applicable margin ranging from 0.70% to 1.20% dependent on the Company’s Leverage Ratio. In addition, the Company must pay an annual facility fee ranging from 0.175% to 0.30% during the commitment period as determined by the Leverage Ratio. As of September 30, 2004, the Company had borrowed $62.4 million under the revolving credit facility.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company’s future expected cash requirements.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company’s Kinston, NC plant. See the text under the caption “Cautionary Statement Regarding Forward-Looking Information.”

New Accounting Standards

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

Market Risk

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

During 2004, the Company was party to a forward exchange arrangement to protect against variability in future cash flows regarding raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into monthly contracts of $0.6 million each with the last contract ending in December 2004. The terms of the arrangement set a base rate of 1.18 USD per Euro and a limit rate of 1.29 USD per Euro. The Company is protected against a strengthening USD by restricting the exchange rate to the base rate. The Company would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded during the next three months, the Company agrees to buy USD at the base rate each month ending in December 2004. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. At September 30, 2004, the exchange rate was between these rates resulting in no cash payments and no income statement effect.

The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. The Company has a number of forward contracts with fair values totaling less than $0.1 million as of September 30, 2004 to purchase various currencies in Europe and Asia.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Report or in other company documents and certain statements that may be made by management of the Company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “estimate”, “expect”, “intent”, “believe”, “plan”, “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed in any forward-looking statement. It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand; timing of customers’ projects; continued plant operating efficiencies; successful development of proprietary drug delivery technologies, systems and products, including but not limited to risks associated with the success of clinical trials being conducted on the Company’s proprietary nasal and oral drug-delivery platforms and with the use and defense of intellectual property; regulatory, licensee and/or market acceptance of products based on those technologies or generic versions of commercial products; the Company’s ability to maintain its market position and pricing in the face of lower-cost competitors, particularly in the European marketplace; the Company’s ability to maintain a favorable mix of value-added products in its portfolio; continued strong contribution from the Company’s affiliates; strength or weakness of the U.S. dollar; inflation; potential price increases in raw materials, including those that are petroleum-based, and the continued availability of raw materials; and the impact of recent tax legislation relating to repatriation of foreign earnings.

With respect to the explosion and fire at the Company’s Kinston, NC plant, the following factors should also be taken into consideration: delays in receiving customer approvals of the facility and products produced there, and achieving cost-efficient levels of production in the new facility; continuing costs associated with

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2004 versus September 30, 2003, continued

the plant; the unpredictability of existing and future possible litigation related to the explosion and the adequacy of insurance recoveries for costs associated with such litigation; the impact of government actions or investigations affecting the Company; the extent of uninsured costs for, among other things, legal and investigation services; higher insurance policy premiums; and the impact of delays in regulatory approvals and customer acceptance of goods from alternate sites.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s 10-K, 10-Q and 8-K reports.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information called for by this item is included in the text under the caption “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e)) that are designed to, among other things, ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, have concluded that such disclosure controls and procedures are effective.

Additionally, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of common stock of the Company made during the three months ended September 30, 2004, by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

                                                                             Maximum nummber
                                                           Total Number of    of shares that
                               Total number               Shares Purchased     May Yet Be
                                of shares      Average   as Part of Publicly    Purchased
                                purchased    Price Paid    Announced Plan     Under the Plan
Period                          (1) (2)       per Share     or Programs         or Program
     ---------------------------------------------------------------------------------------
July 1, 2004
 through July 31, 2004            9,509         $21.06           -                   -

August 1, 2004
 through August 31, 2004          4,541          18.71           -                   -

September 1, 2004
  through September 30, 2004     13,823          19.68           -                   -
                                ------------------------------------------------------------
Total                            27,873         $20.00           -                   -
                                ------------------------------------------------------------
(1)	Includes 26,759 shares of common stock acquired from employees who tender already owned shares to satisfy the exercise price on option exercises as part of the Company's 2004 Stock-Based Compensation Plan.

(2)	Includes 1,114 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan's investment administrator, which upon receipt of the contributions purchases shares in the open market and credits the shares to individual plan accounts.

Item 6. Exhibits and Reports on Form 8-K

(a) See Index to Exhibits on pages F-1 and F-2 of this Report.

On July 20, 2004, the Company filed a Current Report on Form 8-K. Under Item 7 of that Report, the Company furnished to the Commission a press release announcing the Company’s second quarter financial results for the quarter ended June 30, 2004. The press release was dated July 20, 2004.

On August 24, 2004, the Company filed a Current Report on Form 8-K. Under Item 8.01 of that Report, the Company furnished to the Commission a press release announcing that its Board of Directors declared a quarterly cash dividend and approved a 2-for-1 stock split of its common stock. The press release was dated August 24, 2004.

On September 24, 2004, the Company filed a Current Report on Form 8-K. Under Item 7.01 of that Report, the Company furnished to the Commission a press release announcing the Company’s comments on the U.S. Chemical Safety and Hazard Investigation Board’s (the “CSB”) presentation regarding the CSB’s findings concerning the accident on January 29, 2003 at the Company’s Kinston manufacturing facility. The press release was dated September 23, 2004.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEST PHARMACEUTICAL SERVICES, INC.
                                    --------------------------------------------
                                    (Registrant)

November 4, 2004                    /s/ William J. Federici
-----------------                   --------------------------------------------
Date                                William J. Federici
                                    Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number

(2)	None.

(3)(a)	Amended and Restated Articles of Incorporation of the Company through January 4, 1999 incorporated by reference to Exhibit (3)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 No. 1-8036).

(3)(b)	Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (3)(b) to the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No.1-8036).

(4)(a)	Form of stock certificate for common stock incorporated by reference t Exhibit (4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(b)	Article 5, 6, 8(c) and 9 of the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit (3)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(c)	Article I and V of the Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (4)(c) of the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No.1-8036).

(10)(a)	Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(b)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(c)	Form of 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(d)	Form of Executive 2004 Bonus and Incentive Share Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(e)	Form of 2004 Performance Restricted Share Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan.

(11)	Non applicable.

(15)	None.

F — 1

INDEX TO EXHIBITS

Exhibit
Number

(18)	None.

(19)	None.

(22)	None.

(23)	Non applicable.

(24)	None.

(31)(a)	Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)	Section 302 Certification by William J. Federici.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

F — 2