Form 10-K
period 2004-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2005-03-09
CIK 105770

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-8036

WEST PHARMACEUTICAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1210010
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

101 Gordon Drive, PO Box 645, Lionville, PA 19341-0645 (610-594-2900)

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the Registrant’s common equity held by non-affiliates as of February 28, 2005 was approximately $796,344,000.

As of February 28, 2005, there were 30,986,133 shares of Registrant’s common stock outstanding.

Exhibit Index appears on pages F-1, F-2, F-3, F-4, F-5, F-6 and F-7.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) are incorporated by reference in Part III.

PART 1

Item 1. Business.

General

West Pharmaceutical Services, Inc. (“West” or “the Company”) was incorporated in 1923 under the laws of the State of Pennsylvania. The executive offices of the Company are located at 101 Gordon Drive, PO Box 645, Lionville, Pennsylvania 19341-0645, approximately 35 miles from Philadelphia. The telephone number at the Company’s executive offices is 610-594-2900. As used in this Item, the term “Company” includes West Pharmaceutical Services, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

Description of Business

West Pharmaceutical Services, Inc. develops, manufactures and sells components and systems used for injectable drug delivery. These components include elastomeric stoppers and aluminum seals for vials, multi-piece tamper-resistant plastic and aluminum closures and components used in syringe, intravenous and blood collection systems. West also provides plastic systems and components for use in over the counter (“OTC”) drugs, personal care and food and beverage applications.

West’s primary pharmaceutical packaging components (stoppers and plungers) are available with advanced coatings and barrier films such as FluroTec®, Teflon® and B2-Coating. (Teflon® is a registered trademark of E.I. DuPont de Nemours and Company.) FluroTec® is a fluoropolymer film applied to rubber stoppers and plungers to prevent the migration of rubber constituents into the formulation and to prevent the absorption of drug constituents into the rubber stopper resulting in additional protection of the shelf life of packaged drugs. B2-Coating technology applies a coating to the surface of rubber stoppers and plungers to improve surface lubricity and reduce the need for conventional silicon oil. The improved lubricity of these advanced technologies reduces friction on the packaging components as they pass through drug manufacturers’ filling lines, leading to significant improvements to the manufacturers’ production process without the use of silicon oil.

In addition to the coating technologies, the Company offers a post-manufacturing process, Westar® RS. Westar® RS (ready to sterilize) is a documented, fully validated procedure for washing and cleaning stoppers and syringe components to remove biological materials and endotoxins prior to sterilization. The Westar® process eliminates steps otherwise required in customers’ manufacturing processes. Westar® RU (ready to use), currently in development, will provide components pre-sterilized and ready for direct introduction into our customers’ aseptic filling suites.

The Company also manufactures secondary closures for pharmaceutical vials, called Flip-Off® aluminum seals. These secondary closures consist of an aluminum seal and removable plastic button, and in some applications, just an aluminum seal. These components are sold in various sizes and colors and provide customers with product identification, differentiation and tamper evidency. For secondary closures, the Company is working with customers to provide anti-counterfeiting features such as in-mold decorating, radio frequency identification (RFID) tags and infrared printing.

The Company’s quality control, regulatory and laboratory testing capabilities are used to ensure compliance within applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components.

Additional product offerings include components and systems for OTC drug and consumer markets. These products, manufactured from plastics, include child-resistant and tamper-evident closures; dispensers for personal care products, such as unique toothpaste dispensers; and Spout-Pak® components used to seal beverage containers. (Spout-Pak® is a registered trademark of International Paper.)

In addition to revenues from product sales, the Company offers contract analytical laboratory services for testing and evaluating primary drug packaging components and their compatability with the contained drug formulation and contract engineering design and development services to assist customers with new product development.

The Company operates in a single reportable segment referred to as the Pharmaceutical Systems segment. This reportable segment consists of three operating segments: the Americas, Europe/Asia and the Device Group. The Americas and Europe/Asia business units manufacture and sell products into the pharmaceutical and biopharmaceutical markets in their respective regions. The Device Group focuses on development and sale of products sold into the diagnostic, OTC drug and consumer markets. Manufacturing and distribution within the Pharmaceutical Systems segment is integrated as needed to satisfy global market demand.

Please see Note 7 “Segment Information” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

As of December 31, 2004, the Company and its subsidiaries had 4,350 employees.

Product Development

The Company maintains its own laboratories for testing raw materials and finished goods to assure conformity to customer specifications and to safeguard product quality. The Company’s laboratories also conduct tests to determine the compatibility of its rubber components with customers’ drugs. In the United States (“U.S.”), rubber formulation information is filed with the Food and Drug Administration (“FDA”), which is used in support of customers’ drug applications. The analytical laboratories also provide specialized testing for drug delivery systems and container closure components specializing in extractables and leachable testing for customers on a contract basis. The laboratory facilities are also used for development of new products. The Company’s engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. In addition, a corporate product development department develops new packaging and device concepts. In 2004, 57 professional employees were engaged in these activities. Development and engineering expenditures for the creation and application of new and improved device products and manufacturing processes were $6.4 million in 2004, $6.3 million in 2003 and $5.4 million in 2002.

Government Regulation

The FDA extensively regulates the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drugs in the U.S. under the Food, Drug and Cosmetic Act. The Company’s businesses are involved in a number of activities regulated by the FDA and by comparable regulatory agencies in other countries.

The Company’s drug packaging components, including stoppers, seals and syringe plungers, are used to package drug products that are regulated by the FDA. To accommodate the needs of its customers, which manufacture drug products, the Company must maintain detailed written procedures for the receipt, identification, storage, handling, sampling, testing and approval or rejection of its products. Before shipment, samples from each lot of components must be tested for conformance with applicable specifications. Manufacturing facilities must establish and conform to written procedures for production and process controls and must create and retain records for a specified period of time.

The Company’s analytical laboratory performs certain contract services for drug manufacturers and is subject to the FDA’s current good manufacturing practices (“cGMP”) regulations. It must also register as a contract laboratory with the FDA and is subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed the contract laboratory to handle and store controlled substances.

Order Backlog

At December 31, 2004, the Company’s order backlog was $152.7.million, of which $145.1 million is expected to be filled during fiscal year 2005. The order backlog was $131.6 million at the end of 2003. Order backlog includes firm orders placed by customers for manufacture over a period of time according to a customer’s schedule or upon confirmation by the customer. The Company also has contractual arrangements with a number of its customers, and products covered by these contracts are included in the Company’s backlog only as orders are received from those customers.

Raw Materials

The Company uses three basic raw materials in the manufacture of its Pharmaceutical Systems products: elastomers, aluminum and plastic. The Company has access to adequate supplies of raw materials to meet its production needs, and therefore foresees no significant availability problems in the near future.

The Company is pursuing a supply chain management strategy in its Pharmaceutical Systems reporting segment, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by the Company. In most cases, the Company will purchase raw materials from a single source to assure quality and reduce costs. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, the Company relies on single source suppliers for many critical raw materials. This strategy increases the risks that the Company’s supply lines may be interrupted in the event of a supplier production problem. These risks are managed by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.

Patents, Trademarks and Proprietary Rights

It is the Company’s policy to maintain a strong patent position by obtaining patent protection on products and processes deemed to possess potential commercial significance. This policy applies to patents resulting from the efforts of the Company’s research and engineering staff or through the research and development of others financed by the Company. The Company relies on trade secret protection for many of its rubber and elastomer formulations. The Company also relies upon trademarks, know-how, continuing technological innovations and licensing opportunities to maintain and further develop its competitive position.

Employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information are required to execute confidentiality agreements upon the commencement of employment or consulting relationships. The agreements provide that all inventions by an employee shall be the Company’s property.

The Company’s patents, trademarks and proprietary rights that relate to the Pharmaceutical Systems reporting segment have been useful in establishing the Company’s market share and in the growth of the Company’s business, and are expected to continue to be of value in the future, as the Company continues to develop its proprietary products in this segment. Although of importance in the aggregate, the Company does not consider its current Pharmaceutical Systems segment business or its earnings to be materially dependent on any single patent, trademark or proprietary right.

Markets and Major Customers

The Company provides components and/or contract services to major pharmaceutical, biotechnology and hospital supply/medical device companies. Products and services are distributed primarily through the Company’s own sales force, with nominal use of regional distributors.

Becton Dickinson and Company (“BD”) accounted for approximately 11% of the Company’s 2004 consolidated net sales. The principal products sold to BD are synthetic rubber, natural rubber, metal and plastic components used in BD’s disposable and pre-filled syringes and blood sampling and analysis systems. The Company expects to continue to be a major BD supplier.

Excluding BD, the next ten largest customers accounted for approximately 34% of the Company’s consolidated net sales in 2004 but not one of these customers accounted for more than 5% of 2004 consolidated net sales.

Competition

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

Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. The Company differentiates itself from its competition as a “full-service value-added” supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis.

The Company competes against numerous competitors in the field of plastic closures for consumer products. Many of these competitors are larger than the Company and command significant market shares. The Company differentiates itself through its expertise in high-speed assembly of multiple-piece closure systems.

Environmental Regulations

The Company is subject to applicable federal, state, local and foreign health, safety and environmental laws, including those governing discharges of pollutants to air and water, the generation, management and disposal of hazardous materials and wastes and the remediation of contaminated sites. Some of the Company’s manufacturing facilities have been issued environmental permits or certificates and have implemented controls to prevent or reduce discharges to air and water. These documents are subject to modification, renewal and revocation by the issuing authorities. The Company believes that its operations are currently in material compliance with all environmental laws, regulations and permits. The Company also believes that ongoing environmental operating and capital expenditures will not be material.

Information as to the material effects of compliance with federal, state and local environmental laws, contained in Note 19 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

International

The Company conducts business in most of the major pharmaceutical markets in the world. Sales outside of the U.S. account for approximately 50% of consolidated net sales. Although the general business process is similar to the domestic business, international operations are exposed to additional risks including fluctuating foreign currency exchange rates, multiple tax jurisdictions and, particularly in Latin and South America, political and social issues that could destabilize local markets and affect the demand for the Company’s products.

For additional information see Note 7 “Segment Information” and Note 13 “Affiliated Companies” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

The Company’s financial condition and results are impacted by fluctuations in currency exchange-rate markets (See Note 1 “Summary of Significant Accounting Policies — Foreign Currency Translation” and Note 5 “Other Expense (Income)” of the Notes to Consolidated Financial Statements included within Item 8 of this report). Hedging by the Company of these exposures is discussed in Note 1 “Summary of Significant Accounting Policies – Financial Instruments” and in Note 16 “Financial Instruments” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

Recent Developments

On December 24, 2004 the Company agreed to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners, in return for consideration of $7.1 million, consisting of cash and indebtedness assumed by Archimedes. In addition, West received a 14% ownership interest in Archimedes and is entitled to 3% of any future royalty income resulting from the commercial success of the technologies contributed to the new company. The Company also determined that it will dispose of its clinical services unit located in Evansville, Indiana. For financial reporting purposes, the operating results of the drug delivery business and clinical services unit have been classified as discontinued operations for all periods presented. See Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

In December 2003, the Company recorded a $7.0 million charge associated with the closure of a manufacturing site in the United Kingdom (“U.K.”). The decision to close the site followed a decision by the marketing and distribution partner for our customer to terminate its involvement with the principal product manufactured at the U.K. plant. During 2004 an additional $1.0 million of charges was recorded upon the exit from this site. See Note 3 “Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

On January 29, 2003, the Company’s Kinston, North Carolina plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. The Company’s property and business interruption insurance coverage provided for a maximum insurance recovery of approximately $66.0 million. The Company and its insurer reached an agreement in February 2004 that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for $66.0 million. During 2003, the Company began construction of a new molding facility at Kinston. The new facility was completed and placed in service during the second half of 2004. See Note 4 “Kinston” and Note 19 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included within Item 8 of this report.

Available information:

The Company makes available its periodic and current reports, and amendments to those reports free of charge on its website, www.westpharma.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2. Properties.

In the Pharmaceutical Systems segment, the Company maintains eight manufacturing plants and two mold-and-die production facilities in the U.S., and a total of eight manufacturing plants and one mold-and-die production facility in Germany, England, France, Denmark, Yugoslavia, Brazil and Singapore. Contract laboratory services are provided from the Company’s Lionville, Pennsylvania facility. Clinical research services are provided by the GFI Research Center from leased space in Evansville, Indiana.

The Company’s executive offices, U.S. research and development center and pilot plant are located in a leased facility at Lionville, Pennsylvania, about 35 miles from Philadelphia. All other company facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany, Montgomery, Pennsylvania and Clearwater, Florida, are also used for development activities for Pharmaceutical Systems products.

The manufacturing production facilities of the Company are well maintained and are operating generally on a two or three shift basis. An expansion of the Company’s facility in France was completed during 2003 and an expansion of the facility in Germany was finished in 2004. Other facilities are being expanded to meet increased customer demand.

The principal facilities in the U.S. are as follows:

–   Approximately 696,000 square feet of owned and 491,000 square feet of leased space in Pennsylvania, Florida, Nebraska, North Carolina and Indiana.

The principal international facilities are as follows:

–   Approximately 900,000 square feet of owned space and 90,000 square feet of leased space in Germany, England, Denmark, France, Spain, Yugoslavia and Italy.

–   Approximately 247,000 square feet of owned space in Brazil.

–   Approximately 90,000 square feet of owned space in Singapore.

Sales office facilities in separate locations are leased under short-term arrangements.

Item 3. Legal Proceedings.

On February 24, 2003, plaintiffs Terry Ellis, Rosalie Whitley and Gloria Young, on behalf of themselves and a purported class of residents of Craven County, North Carolina and the surrounding area, filed a lawsuit naming the Company and Thomas Clagon, then its Kinston, North Carolina plant manager, as defendants. Plaintiffs allege negligence and strict liability arising out of the explosion at the Company’s Kinston, North Carolina plant and seek unspecified compensatory and punitive damages. The lawsuit was filed before the state court in Craven County, North Carolina. On March 28, 2003, defendants removed the case to the United States District Court for the Eastern District of North Carolina. On April 22, 2003, both defendants filed answers to the complaint in federal court, denying liability and denying that class certification is appropriate. On September 29, 2003, the federal court remanded the case to the state court.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4 (a) Executive Officers of the Registrant.

The executive officers of the Company were as follows:

Name                         Age   Business Experience During Past Five Years

Joseph E. Abbott             52    Vice President and Corporate Controller since April 2002 and
                                   Corporate Controller since December 2000. Previously Director of
                                   Internal Audit.

Linda R. Altemus             53    Vice President and Chief Compliance Officer since August 2003;
                                   Vice President and Chief Financial Officer from March 2002 until
                                   August 2003; Vice President, Finance and Administration from June
                                   2001 to March 2002; Chief Information Officer from June 2000 to
                                   June 2001; Vice President, Management Information Systems from
                                   March 1999 to June 2000 and Director, Information Systems from May
                                   1997 to March 1999.

Michael A. Anderson          49    Vice President and Treasurer since June 2001; Vice President,
                                   Finance and Administration for Drug Delivery Systems from November
                                   1999 to June 2001; Vice President, Business Development from April
                                   1997 to October 1999.

Steven A. Ellers             54    President, Pharmaceutical Systems Division since June 2002;
                                   Executive Vice President from June 2000 to June 2002; Senior Vice
                                   President and Chief Financial Officer from March 1998 to June
                                   2000.

William J. Federici          45    Vice President and Chief Financial Officer since August 2003;
                                   National Industry Director for Pharmaceuticals of KPMG LLP
                                   (accounting firm) from June 2002 until August 2003.   Prior
                                   thereto, audit partner with Arthur Andersen, LLP.

John R. Gailey III           50    Vice President, General Counsel and Secretary.

Robert S. Hargesheimer       47    President of Device Group since April 2003; Corporate Vice
                                   President of Strategic Operations from December 2001 until April
                                   2003; prior thereto, General Manager of West Pharmaceutical
                                   Services Lakewood, Inc., a former contract manufacturing and packaging subsidiary of the Company.

Herbert L. Hugill            57    President of the Americas, Pharmaceutical Systems Division since
                                   January 2002; President, Global Sales and Marketing from May 2001 until January 2002; President, Global Sales and Contract Services
                                   from June 2000 until May 2001;   Prior thereto, President,
                                   Clinical Services Group from April 1999 until June 2000.

Robert J. Keating            56    President, Europe and Asia Pacific, Pharmaceutical Systems
                                   Division since April 2002; Regional Director, Asia Pacific from
                                   June 1998 to April 2002.

Richard D. Luzzi             53    Vice President, Human Resources from June 2002 to present;
                                   previously, Vice President Human Resources of GS Industries (a
                                   steel manufacturer).

Donald E. Morel, Jr., Ph.D.  47    Chairman of the Board of the Company since March 2003 and
                                   President and Chief Executive Officer since April 2002; President and Chief Operating Officer from May 2001 to April 2002; Division
                                   President, Drug Delivery Systems from October 1999 to May 2001;
                                   Group President from April 1998 to October 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

The Company’s common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2004 and 2003 and full year 2004 and 2003 were as follows:

       First Quarter    Second Quarter   Third Quarter   Fourth Quarter     Year
       High     Low      High    Low      High    Low     High    Low    High    Low
2004   19.00   16.38    21.65   18.40    21.67   18.30   25.49   20.36   25.49  16.38
2003   12.44    8.33    13.08    9.95    17.38   11.60   17.90   15.45   17.90   8.33

As of February 14, 2005, the Company had 1,622 shareholders of record. There were also 2,241 holders of shares registered in nominee names. The Company’s common stock paid a quarterly dividend of $.10 per share in each of the first three quarters of 2003; $.105 per share in the fourth quarter of 2003 and each of the first three quarters of 2004; and $.11 per share in the fourth quarter of 2004.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of common stock of the Company made during the three months ended December 31, 2004, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

                                                   Total number          Maximum
                                                     of shares          number of
                        Total number   Average     purchased as      shares that may
                         of shares      price       part of a        yet be purchased
                         purchased    per paid   publicly announced   under the plan
Period                    (1) (2)     per share  plan or programs       or program
--------------------------------------------------------------------------------------
October 1, 2004 -
   October 31, 2004       11,447        $22.01            -                  -

November 1, 2004 -
   November 30, 2004       2,108         23.31            -                  -

December 1, 2004 -
   December 31, 2004       3,771         23.99            -                  -
                       ---------------------------------------------------------------
Total                     17,326        $22.60            -                  -
                       ===============================================================

(1)     Includes 16,482 shares of common stock acquired from employees who tender already owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

(2)     Includes 844 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, which upon receipt of the contributions purchases shares in the open market and credits the shares to individual plan accounts.

Item 6. Selected Financial Data.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in thousands of dollars, except per share data)             2004         2003        2002        2001        2000
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales                                              $     541,600     483,400     412,800     376,400     362,900
Operating profit                                       $      48,200      72,000      41,700      44,200      50,000
Income from continuing operations                      $      33,500      42,900      22,600      22,500      26,300
Income (loss) from discontinued operations             $     (14,100)    (11,000)     (4,200)    (27,700)    (24,700)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $      19,400      31,900      18,400     (5,200)       1,600
---------------------------------------------------------------------------------------------------------------------
Income per share from continuing operations:
   Basic (a)                                           $        1.12        1.48         .78        .78          .91
   Assuming dilution (b)                               $        1.09        1.48         .78        .78          .91
Income (loss) per share from discontinued operations:
   Basic (a)                                           $       (.47)       (.38)       (.14)       (.97)       (.86)
   Assuming dilution (b)                               $       (.46)       (.38)       (.14)       (.97)       (.86)
Average common shares outstanding                             29,955      29,026      28,868      28,672      28,814
Average shares assuming dilution                              30,842      29,092      28,868      28,696      28,818
Dividends paid per common share                        $        .425        .405        .385        .365        .345
---------------------------------------------------------------------------------------------------------------------
Research and development expenses                      $       6,400       6,300       5,400       4,800       2,900
Capital expenditures                                   $      57,400      60,400      36,000      44,000      46,800
---------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Working capital                                        $     110,000      97,800      73,600      83,200      93,800
Total assets                                           $     658,700     623,600     529,600     508,200     554,100
Total invested capital:
   Total debt                                          $     160,800     175,000     175,000     193,000     199,400
   Minority interests                                  $           -           -           -           -       1,000
   Shareholders'equity                                 $     301,100     257,600     201,500     176,800     204,800
---------------------------------------------------------------------------------------------------------------------
Total invested capital                                 $     461,900     432,600     376,500     369,800     405,200
---------------------------------------------------------------------------------------------------------------------
PERFORMANCE MEASUREMENTS
Gross margin (c)                                       %        28.8        31.7        28.5        28.4        28.8
Operating profitability (d)                            %         8.9        14.9        10.1        11.7        13.8
Effective tax rate                                     %        27.0        36.0        28.9        31.0        34.8
Asset turnover ratio (e)                                         .84         .84         .80         .71         .66
Return on average shareholders' equity                 %         7.0        13.9         9.8        (2.7)        0.7
Total debt as a percentage of total invested capital   %        34.8        40.5        46.5        52.2        49.3
---------------------------------------------------------------------------------------------------------------------
Stock price range                                      $ 25.49-16.38  17.90-8.33  16.25-8.13 14.18-11.38  15.94-9.82
---------------------------------------------------------------------------------------------------------------------

Performance measurements represent indicators commonly used in the financial community. They are not measures of financial performance under generally accepted accounting principles. All share and per share data included in the preceding table for all periods presented have been adjusted to retroactively reflect the classification of the Drug Delivery segment as a discontinued operation and the two-for-one split on common stock to all shareholders of record as of September 15, 2004.

(a)     Based on average common shares outstanding.

(b)     Based on average shares, assuming dilution.

(c)     Net sales minus cost of goods sold, including applicable depreciation and amortization, divided by net sales.

(d)     Operating profit divided by net sales.

(e)     Net sales divided by average total assets.

•	2004 income from continuing operations includes incremental manufacturing costs of $7.9 million (net of tax) in connection with the interim production processes that were put in place following the Kinston accident, along with Kinston-related legal expenses of $1.2 million (net of tax), restructuring charges related to the closure of the U.K. manufacturing plant of $1.0 million, an affiliate real estate gain of $0.6 million and $2.1 million of favorable tax adjustments resulting from a change in French tax law extending the life of net operating loss carryforwards, the use of U.S. foreign tax credits that were previously expected to expire unutilized and the favorable resolution of several prior year tax issues.

•	2003 income from continuing operations includes a net gain from an insurance settlement of $12.1 million (net of tax) and includes asset impairment and post-employment benefit charges of $7.5 million (including a related tax charge).

•	2002 income from continuing operations includes a net restructuring charge of $7.4 million (net of tax), tax benefits of $2.4 million resulting from a change in tax law, a $0.8 million charge related to the restructuring of one of the Company’s affiliates and a foreign currency exchange gain of $0.8 million (net of tax).

•	2001 includes a net restructuring charge that reduced income from continuing operations by $1.3 million (net of tax).

•	2000 income from continuing operations includes tax benefits totaling $1.5 million realized upon the favorable resolution of tax issues connected to the 1997 reorganization of the Company’s German subsidiaries, and includes a restructuring charge of $4.9 million (net of tax).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

BUSINESS OVERVIEW

West Pharmaceutical Services, Inc. (“the Company”) is the world’s leading manufacturer of primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. West’s customers include the world’s leading pharmaceutical, biotechnology, generic drug and medical device producers. The Company has manufacturing locations in North and South America, Europe and Singapore, with partners in Mexico and Japan.

The Company’s business is organized into a single reportable segment referred to as the Pharmaceutical Systems segment. The Pharmaceutical Systems segment consists of three operating segments: the Americas, Europe/Asia and the Device Group. The Americas and Europe/Asia business units manufacture and sell the majority of the Company’s elastomer and metal component products in their respective geographic regions. The Device Group focuses on the development and sale of product delivery systems relying heavily on plastic injection molding.

The Pharmaceutical Systems segment operates in a global market growing annually at a rate of approximately 2% to 3% in unit volume. The Company has achieved growth above this level by introducing value-adding enhancements such as advanced coating technologies (FluroTec® and Teflon®) and post-manufacturing processes (Westar®) that promote drug formulation, stability and eliminate time and capital-intense operations from customers’ manufacturing processes, respectively.

Favorable business drivers for the Pharmaceutical Systems segment include the increase in FDA regulations and enforcement of good manufacturing processes, which create a need for stable sourcing of critical components used in both pharmaceutical and biotechnology products, increased customer demand for anti-counterfeiting technology, and global demographics.

The Company’s ability to achieve its long-term goals depends upon a number of factors, including possible healthcare cost containment initiatives, increased competition, and changes in global economic conditions including the strength or weakness of the U.S. dollar relative to other foreign currencies. Although inflation has not had a material impact in recent years, the impact of continuing demand in China and high energy costs is expected to increase the Company’s cost of raw materials, particularly with regard to plastic resins, aluminum and synthetic and natural rubber materials that are used in the manufacture of most of the Company’s products.

The financial position of the Company remains strong. Debt to total capitalization improved to 35% and cash on hand increased to $68.8 million at December 31, 2004. The recent divestiture of the drug delivery business will free up additional resources and provide for increased funding of innovative new product offerings along with business development opportunities for the Pharmaceutical Systems segment product group. As further discussed below and in Note 2 of the Notes to the Consolidated Financial Statements included within Item 8 of this report, on December 24, 2004, the Company agreed to sell its drug delivery business in return for cash, assumed debt and a 14% ownership interest in a new company. In addition, the Company has also determined that it will dispose of its clinical services unit located in Evansville, Indiana. For financial reporting purposes, the operating results of the drug delivery business and clinical services unit have been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes the Company’s sales by product group:

   ($ in millions)                                  2004     2003     2002
   ------------------------------------------------------------------------
   Pharmaceutical packaging                       $382.9   $341.2   $286.2
   Disposable medical components                    99.6    100.4     88.6
   Personal care/food packaging                     40.0     32.2     30.7
   Laboratory and other services                    19.1      9.6      7.3
   ------------------------------------------------------------------------
      Net sales                                   $541.6   $483.4   $412.8
   ========================================================================

Consolidated 2004 net sales increased 12% over sales reported in 2003. Approximately 5% of the sales increase resulted from the strengthening of the Euro and other currencies against the U.S. dollar. Sales in the U.S. were almost 10% above prior year levels, while sales in international markets increased by 14% over 2003, 9% of which was due to foreign currency translation. Sales of specially treated stoppers used in serum and lyophilized pharmaceutical packaging products led the sales growth over the prior year. Approximately $10.0 million of the pharmaceutical packaging sales growth is attributed to products sold under a distributorship arrangement with Daikyo Seiko Ltd., the Company’s 25% owned affiliate located in Japan, and is partially attributed to customers increasing inventory levels in advance of a formulation change in the B2–Coating process. The Company also experienced a $4.8 million increase in sales of components used in the packaging of an ulcer treatment drug with continued demand expected in 2005. An additional $4.2 million in sales growth is attributed to other customers’ build of inventory prior to a formulation change in Teflon® film barriers and the recapture of business from multiple competitors. The sales of disposable medical components were affected by the loss of orders for an applicator device used to apply a hair growth stimulant. Within products destined for the personal care/food packaging market, the sales growth was led by increased demand in domestic markets for custom plastic fittings used in beverage containers and an increase in baby nurser nipples produced in Brazil. The increase in the laboratory and other service category is largely attributed to increased tooling and engineering design and development service revenue on product development projects. Overall price increases accounted for less than 1.0% of the sales increase over 2003. The sales order backlog at December 31, 2004, was $152.7 million, versus $131.6 million at December 31, 2003. The increase in the backlog is attributed to growth in the U.S. mostly due to the advance orders from a biotechnology firm ($7.7 million), favorable foreign exchange rates ($7.2 million) and generally strong demand in international markets ($6.2 million).

Consolidated 2003 net sales increased 17% over sales reported in 2002. Approximately 7% of the sales increase resulted from the strengthening of the Euro and other currencies against the U.S. dollar. Sales were strong both in international markets (25% growth over 2002, 16% of which was due to foreign currency translation) and in domestic markets (10% growth). The success of customer products for the treatment of diabetes and oncology, as well as various dental applications, led to increased sales of component parts for both prefillable injection systems (pharmaceutical packaging) and non-filled syringes (disposable medical components) in Europe. The increased sales volumes in Europe were made possible by plant expansions in Germany and France that started to come on-line in the fourth quarter of 2002. Overall price increases accounted for 1.6% of the sales increase over 2002.

GROSS PROFIT

Although 2004 sales volumes improved $58.2 million over the prior year, gross profit improved by only $2.5 million over 2003 levels. The consolidated gross margin declined by three basis points to 29% in 2004 versus 32% in 2003. The majority of the decrease in the gross margin is associated with costs incurred in implementing the Company’s interim production strategies following the January 2003 explosion at the Company’s production facility in Kinston, North Carolina. During 2003, these costs totaled $9.8 million, but were completely offset by business interruption insurance reimbursements. As a result of the final insurance settlement recorded at the end of 2003, no additional insurance coverage was available for costs incurred in subsequent periods. In 2004, similar costs totaling $11.6 million were incurred, resulting in a 2.1 percentage point decrease in gross margin. During 2004, the Company completed the construction of molding operations at a new facility in Kinston and by the fourth quarter of 2004 the majority of the costs associated with the interim production plans had ceased. The new plant was operating at 75% of planned capacity at December 31, 2004. Management expects gross margin to improve to approximately 30% in 2005 as the new plant comes to full utilization, but increased depreciation charges and higher oil-based resin and other raw material costs will partially offset the efficiency improvement gains.

SELLING, GENERAL and ADMINISTRATIVE COSTS

($ in millions)                                            2004     2003     2002
----------------------------------------------------------------------------------
Pharmaceutical Systems selling and administrative costs    $72.6    $65.5    $52.8
Corporate costs:
   General corporate costs                                  20.8     18.4     14.1
   Kinston legal expenses                                    1.7        -        -
   Restricted stock plan                                     5.1        -        -
   U.S. pension plan expense (income)                        5.0      6.4     (2.7)
   Information system project costs                            -      0.8      3.4
----------------------------------------------------------------------------------
  Total Selling, General and Administrative costs         $105.2    $91.1    $67.6
==================================================================================

Pharmaceutical Systems segment selling and administrative costs in 2004 increased by $7.1 million over 2003 levels. The strength of European currencies versus the U.S. dollar contributed $3.0 million of the cost increase. Higher compensation costs, including personnel increases in the quality assurance function in North America along with sales and marketing staff increases in the Company’s plastic device and South American operations, accounted for $3.0 million of the 2004 increase over 2003. Other Pharmaceutical Systems administrative cost increases in 2004 included $0.6 million of business development consulting costs and $0.5 million in audit fee increases associated with Sarbanes-Oxley compliance activities. In 2003, Pharmaceutical Systems selling and administrative costs were $12.7 million higher than in 2002, with an increase of $9.0 million mostly due to compensation and headcount increases including higher sales commission bonuses, and foreign exchange rate changes of $3.7 million. Selling, general and administrative costs in the Pharmaceutical Systems segment were approximately 13% of total net sales in each of the 2004, 2003 and 2002 annual periods.

General corporate costs encompass executive officers’ costs, Board of Directors’ compensation, and legal, compliance, finance and communication expenses. In 2004, these costs exceeded 2003 levels by $2.4 million. Increases in the Company’s stock price resulted in a $1.0 million charge associated with stock-based Board of Directors’ fees. Other general corporate cost increases in 2004 included a $0.8 million increase in legal and patent costs, a $0.5 million increase in FDA information system compliance programs, and an additional $0.4 million of Sarbanes-Oxley related audit costs. These cost increases were partially offset by lower management incentive compensation costs. In 2003, general corporate costs were $4.3 million above those incurred in 2002. The increase in 2003 general corporate costs over 2002 was led by higher insurance costs of $1.5 million and stock-based Board of Directors’ fee increases of $1.0 million. The remaining 2003 over 2002 general corporate cost increases were principally attributed to expenses associated with implementing Sarbanes-Oxley requirements, including the newly created position of Chief Compliance Officer, increased internal audit staffing and higher incentive bonus awards.

In 2004, the Company incurred $1.7 million in legal costs associated with finalizing regulatory investigations and responding to plaintiffs in three lawsuits filed in connection with the Kinston explosion and related fire. Similar costs in 2003 were reported as part of the Insurance Settlement line of the income statement.

During 2004, the Company awarded 378,900 shares of performance vesting restricted shares to key employees under the 2004 Stock-Based Compensation Plan. The shares vest over three performance periods; a maximum of 129,232 shares were eligible to vest according to 2004 annual results, a maximum of 124,834 shares could vest according to the combined 2004 and 2005 results, and a maximum of 124,834 shares could vest according to the results achieved over the three-year period ending December 31, 2006. The ultimate amount of shares that will vest is determined by the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital. For the performance periods ending in 2005 and 2006, additional shares may be granted if the performance levels exceed certain targets. As the ultimate number of shares that will be awarded will not be known until the end of these performance periods, the plan is accounted for as a variable award plan and compensation expense is recognized over the performance period(s) based on an estimate of the number of shares that will vest, taking into account the performance criteria and the market price of the stock at the end of each period until the final award is determined. Based upon the performance targets achieved in 2004 and management’s estimate of the results expected for the awards earned over the two- and three-year performance periods ending in 2005 and 2006, the Company recognized a charge of $5.1 million in 2004. Of the 129,232 shares eligible to vest in 2004, 117,782 shares vested and 11,450 shares expired according to the performance levels achieved for the year.

The recovery of the U.S. stock market in 2003 and its continued positive performance in 2004 has increased the value of the Company’s pension plan assets, resulting in greater investment income in the pension plan and a $1.4 million decrease in U.S. pension plan expenses in 2004. In 2005, U.S. pension plan expenses are expected to remain approximately even with 2004 levels, as the favorable impact of higher asset values and investment returns will be offset by higher benefit obligation liabilities resulting from the decrease in the discount rate (5.75% at December 31, 2004, versus 6.00% at December 31, 2003) used to measure plan liabilities.

During 2003, the Company completed the implementation of a new financial consolidation system and finalized several electronic billing and website improvement projects initiated in 2002. In 2005, the Company will begin a project to upgrade cash disbursement, general ledger and other production control systems in North America. Management estimates incremental project expenses of $1.2 million in 2005, with additional related capital spending of $4.8 million.

INSURANCE SETTLEMENT

On January 29, 2003, the Company’s Kinston, N.C., plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. The Company’s property and business interruption coverage with its principal insurer provided for a maximum insurance recovery of $66 million. The Company and its insurer reached a consensus that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for the full $66 million reimbursement. The final accounting for the insurance settlement and related costs is presented below:

     ($ in millions)                                                   2003
     -----------------------------------------------------------------------
     Insurance coverage reimbursement                                $ 66.0
     -----------------------------------------------------------------------
     Costs and expenses:
     Business interruption costs                                        9.8
     Insured incremental costs                                         15.8
     Book value of property and equipment                              11.7
     Uninsured legal and investigation costs                           11.4
     -----------------------------------------------------------------------
     Total costs and expenses                                          48.7
     -----------------------------------------------------------------------
     Gain on insurance settlement, net of related costs               $17.3
     =======================================================================

RESTRUCTURING CHARGES

During 2004, the Company finalized the closure of a plastic device manufacturing plant in the U.K. The plant operations utilized leased facilities, with lease terms ending in 2010. In connection with the exit from the plant, the Company recorded $1.0 million of restructuring charges in 2004, principally consisting of the excess of future lease costs over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition.

In December 2003, the Company recorded a $7.0 million charge associated with the planned closure of the plastic device manufacturing plant located in the U.K. referred to above. The decision to close the plant followed a decision by a marketing and distribution partner for the Company’s customer to terminate its involvement with the principal product produced by the facility. Accordingly, the Company recorded a $6.0 million impairment charge for the difference between the carrying value and the expected fair value of the equipment at this site. A related charge of $1.0 million was also recorded for statutory post-employment benefit costs deemed probable of being paid.

OTHER EXPENSE (INCOME)

Other Expense (Income) was $1.5 million, $0.6 million and $(1.6) million for years 2004, 2003 and 2002, respectively. In 2004, the majority of the expense related to losses on surplus equipment sales and asset impairment adjustments. The 2003 expense principally represents foreign currency transaction losses. As a result of the devaluation of the Argentine peso, the Company’s subsidiary in Argentina recorded a foreign exchange gain of $1.7 million on assets denominated in non-peso currencies in 2002.

INTEREST EXPENSE (NET)

The following table summarizes the Company’s net interest expense for the three-year period ended December 31, 2004:

     ($ in millions)                                 2004      2003       2002
     --------------------------------------------------------------------------
     Interest expense                               $ 9.8     $ 10.4    $ 11.3
     Capitalized interest                            (1.3)      (0.7)     (0.7)
     Interest income                                 (1.5)      (2.2)     (1.1)
     --------------------------------------------------------------------------
     Interest expense (net)                          $7.0       $7.5      $9.5
     ==========================================================================

Net interest expense declined $0.5 million in 2004 compared to 2003 results, largely as a result of lower average debt levels and an increase in capitalized interest associated with the Kinston construction project. In 2003, net interest expense declined $2.0 million from 2002 levels. The majority of the 2003 decrease was due to interest income generated from advances made to customers in connection with tooling and mold design projects. The remaining decrease in 2003 net interest expense was attributed to lower interest rates, as average debt levels remained essentially constant with those of 2002.

INCOME TAXES

The effective tax rate on consolidated income from continuing operations was 27.0% in 2004, 36.0% in 2003 and 28.9% in 2002.

The 2004 effective tax rate was favorably impacted by a change in French tax law extending the life of net operating loss carryforwards, the use of U.S. foreign tax credits that were previously expected to expire unutilized and the favorable resolution of several prior year tax issues. The combined impact of these items, offset partially by the non-deductible restructuring charge, resulted in a 4.5% reduction in the 2004 effective tax rate. The 2003 effective tax rate was unfavorably affected by the impairment charge in the U.K., which did not result in a tax benefit, as management did not expect to generate future taxable income in the specific U.K. legal entity sufficient to utilize net operating loss carryforwards. Additionally, management provided a $0.5 million valuation allowance on a deferred tax asset connected with this location that was unlikely to be realized. These items increased the 2003 effective tax rate by 3.7%. The 2002 effective tax rate was favorably affected by a $2.4 million tax benefit realized upon the change in a U.S. tax law related to loss disallowance rules, partially offset by the tax impact of a foreign exchange gain in Argentina and a non-deductible restructuring charge related to the impairment of a technology investment, resulting in a 4.0% decrease to the 2002 effective tax rate.

EQUITY IN AFFILIATES

The contribution to earnings from a 25% ownership interest in Daikyo Seiko, Ltd. in Japan and a 49% ownership interest in three companies in Mexico was income of $3.4 million in 2004, income of $1.6 million in 2003, and a loss of $0.3 million in 2002. The 2004 results from Daikyo improved by $1.0 million over 2003, reflecting a combination of improved sales results, a non-recurr ing investment gain, a decrease in income tax rates and the continuing strength of the Japanese Yen versus the U.S. dollar. Daikyo’s improved sales results were favorably affected by orders from customers in advance of raw material changes initiated by suppliers of coating materials and by increased sales of pre-fillable syringes using Resin CZ® plastics. (Resin CZ® is a registered trademark of Daikyo Seiko, Ltd.) The 2004 results of the Mexican affiliates improved by $0.8 million over 2003 levels, including a $0.6 million gain on the sale of real estate. Equity earnings in 2003 were $1.9 million above 2002 levels, reflecting a strong sales year for Daikyo and break-even results for the Mexican affiliates following losses in 2002 associated with the restructuring of plant operations.

Company purchases from all affiliates totaled approximately $28.6 million in 2004, $18.4 million in 2003 and $11.5 million in 2002, the majority of which relates to a distributorship agreement allowing the Company to purchase and re-sell Daikyo products. Sales to affiliates were $0.6 million, $0.7 million and $1.0 million in 2004, 2003 and 2002, respectively.

INCOME FROM CONTINUING OPERATIONS

Net income from continuing operations in 2004 was $33.5 million, or $1.09 per diluted share. Results for 2004 include incremental manufacturing costs of $11.6 million ($7.9 million, net of tax, or $0.26 per share) in connection with the interim production processes that were put in place following the Kinston accident. In the prior year these incremental manufacturing costs were reimbursed under insurance coverage. 2004 results also include Kinston-related legal expenses of $1.7 million ($1.2 million net of tax, or $0.04 per share). The closure of a manufacturing plant in the U.K. resulted in 2004 restructuring charges of $1.0 million ($0.03 per share). Equity income included a $0.6 million ($0.02 per share) real estate gain. 2004 results also include $2.1 million ($0.07 per share) of favorable tax adjustments resulting from a change in French tax law extending the life of net operating loss carryforwards, the use of U.S. foreign tax credits that were previously expected to expire unutilized and the favorable resolution of several prior year tax issues.

Net income from continuing operations in 2003 was $42.9 million, or $1.48 per diluted share. Results for 2003 included a net gain from an insurance settlement of $17.3 million ($12.1 million, net of tax), or $0.42 per share, and asset impairment and post-employment benefit charges at the U.K. device operation of $7.0 million ($7.5 million including a related tax charge), or $0.26 per share.

The Company’s 2002 net income from continuing operations was $22.6 million, or $0.78 per share. These results included restructuring charges of $9.9 million ($7.4 million, net of tax), or $0.26 per share, primarily related to the termination of an information systems project and a write-down of an investment in a genetic research technology company. Results also included $0.8 million, or $0.03 per share, of severance and plant shutdown costs from the Company’s 49% ownership interest in Mexico. Offsetting these costs was a $1.7 million ($0.8 million, net of tax), or $0.03 per share, foreign exchange gain associated with the devaluation of the Argentine peso and a $2.4 million, or $0.09 per share, tax benefit associated with the 2001 sale of a manufacturing facility in Puerto Rico.

DISCONTINUED OPERATIONS

In December 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. At the February 2005 closing date, the Company received consideration of $7.1 million, consisting of cash and indebtedness assumed by the new company. In addition, the Company received a 14% ownership interest in the new company valued at $1.0 million which will be accounted for under the cost method. As a result of the transaction, the Company recorded a pre-tax loss of $4.7 million ($5.2 million after-tax, or $0.17 per diluted share). The $0.5 million net tax expense is primarily the result of the reversal of current and prior year tax benefits that may no longer be available as a result of the transaction.

The Company also announced in December of 2004 that it intends to exit the clinical services business within the next year. The net book value of the facility and goodwill connected with the clinical services unit totaled $2.2 million at December 31, 2004. Based on current positive operating trends for this business and preliminary discussions with potential buyers, management believes that it will recover the book value of the assets in a disposal transaction, and accordingly no impairment loss was recorded in 2004.

The pre-tax loss from discontinued drug delivery and clinical services operations was $13.5 million, $17.5 million and $15.7 million for each of the years 2004, 2003 and 2002, respectively. The 2002 results include $0.7 million of costs associated with the former contract manufacturing and consumer healthcare units.

In 2002, the Company also recorded a $5.9 million, or $0.20 per share, tax benefit in discontinued operations connected with the 2001 disposition of the contract manufacturing and packaging business. This tax benefit and related refund resulted from a change in U.S. tax law in 2002 related to loss disallowance rules.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The collection of insurance receivables and strong cash flow from operations led to a $31.0 million increase in the cash balance at December 31, 2004 compared to 2003. Accounts receivable and inventory turnover ratios remained consistent with prior year results. Working capital totaled $110.0 million and the ratio of current assets to current liabilities was 1.9 to 1 at December 31, 2004.

Consolidated debt was $160.8 million at December 31, 2004. Debt to total invested capital (total debt and shareholders’ equity) was 34.8% at December 31, 2004, a 5.7 percentage point improvement over year-end 2003, with shareholders’ equity benefiting from additional capital provided by stock option exercises and from favorable currency translation on non-U.S. dollar net assets.

Cash flows generated from operations totaled $81.0 million in 2004, compared to $83.7 million in 2003. The Company’s European and Asian business units continued to provide strong cash flow results, offsetting declining results in the Americas’ region, which were affected by increased costs related to Kinston interim production programs and start-up costs at the new plant. Other operating cash flows include $9.2 million of insurance collections received in 2004 that helped offset the payment of liabilities related to the 2003 Kinston accident.

Capital spending for 2004 totaled $57.4 million. The construction of the new Kinston molding operation accounted for $13.1 million of the 2004 capital spent. Other major capital projects included the expansion of the Stolberg, Germany, metal and plastics facility ($5.1 million) and additional manufacturing capacity for the Westar® product line at the Jersey Shore, Pa., plant ($2.4 million). The remaining capital spending consists of efficiency, safety and infrastructure improvements ($11.6 million), new manufacturing equipment purchases ($11.5 million), additional new product and expansion projects ($7.3 million), plastic and rubber tooling projects ($3.4 million), and information system upgrades ($3.0 million). The Company anticipates that total 2005 capital spending will be approximately $50.0 million, of which 60% is scheduled to be used for new equipment, efficiency, safety and infrastructure improvements and tooling projects, 27% for new product and expansion projects and the remainder for information technology systems and equipment.

Cash provided by investing activities in 2004 includes $31.8 million of insurance proceeds related to the Kinston accident, which helped to fund construction of the new facility. Other investing cash flows included $0.5 million of proceeds received on miscellaneous equipment sales and a $0.6 million payment from the Company’s affiliate in Mexico in partial satisfaction of a note receivable.

Financing cash flows include proceeds from stock option exercises of $13.5 million and dividends paid to shareholders totaling $12.8 million ($0.425 per share). The Board of Directors intends to continue the practice of declaring dividends following its quarterly review of the Company’s financial condition. Management expects that cash flows from continuing operations, net of capital spending requirements, will provide sufficient funding for the current dividend policy.

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect the obligations are expected to have on its liquidity and cash flow in future periods:

                                                       Payments Due By Period
                                             Less
                                           than 1  1 to 3    4 to 5   After 5
($ in millions)                              year   years     years     years    Total
---------------------------------------------------------------------------------------
Unconditional purchase obligations           $2.7     $ -       $ -       $ -     $2.7
Notes payable                                10.0       -         -         -     10.0
Long-term debt (1)                              -       -     150.8              150.8
Operating lease obligations                   7.9    14.0      13.8      20.1     55.8
Pension and other post-retirement
     benefit obligations                      1.6     3.9       3.9      18.5     27.9
---------------------------------------------------------------------------------------
Total contractual obligations               $22.2   $17.9    $168.5     $38.6   $247.2
=======================================================================================

(1)     At December 31, 2004, the $50.8 million of borrowings under the revolving credit facility maturing in January 2009 bear interest at LIBOR plus a margin (0.7% at December 31, 2004) and the $100.0 million of senior notes maturing in April 2009 bear interest at 6.81% payable quarterly and such interest payments are expected to be $1.2 million and $6.8 million, respectively, per year until the maturity of the agreements. Expected interest payments related to the revolving credit facility will fluctuate based on changes in LIBOR, the Company’s debt to total capital ratio, and changes in the amount of outstanding borrowings.

The Company has letters of credit totaling $4.0 million supporting the reimbursement of workers’ compensation and other claims paid on West’s behalf by insurance carriers. The Company’s accrual for insurance obligations was $3.4 million at December 31, 2004.

On May 17, 2004, the Company replaced its existing revolving credit facility. The new agreement, involving a group of six banks, provides a $125.0 million committed revolving credit facility through January 5, 2009. Financing costs on the new credit facility of $0.5 million were deferred and are being amortized over the life of the agreement. Under the new agreement, the Company’s Leverage Ratio (the ratio of total debt less cash to consolidated capitalization) may not exceed 50% and its Consolidated Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198.9 million plus half of any net income after taxes earned after December 31, 2003. As of December 31, 2004, the Company’s Leverage Ratio was 24.9%, its Consolidated Net Worth stood at $258.3 million and the Company was in compliance with all debt covenants. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100.0 million of senior notes, to become immediately due and payable and may trigger early payment penalties.

Interest costs on notes drawn under the revolving credit facility are primarily based on London Interbank Offering Rates plus an applicable margin ranging from 0.70% to 1.20% dependent on the Company’s Leverage Ratio. In addition, the Company must pay an annual facility fee ranging from 0.175% to 0.30% during the commitment period as determined by the Leverage Ratio. As of December 31, 2004, the Company had borrowed $50.8 million under the revolving credit facility.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company’s future expected cash requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis addresses consolidated financial statements that are prepared in accordance with accounting principles generally accepted in the United States. The application of these principles requires management to make estimates and assumptions, some of which are subjective and complex, that affect the amounts reported in the consolidated financial statements. Management believes the following accounting policies and estimates are critical to understanding and evaluating the results of operations and financial position of the Company:

REVENUE RECOGNITION: Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. The Company also establishes product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated. Revenue associated with tooling and other engineering service agreements is recognized as services are performed in relation to management’s estimate of the total costs to be incurred on the agreement. For agreements with multiple deliverables, the Company assesses whether more than one unit of accounting exists. If more than one unit exists, revenue for each separate unit is recorded as earned.

IMPAIRMENT OF ASSETS: The Company reviews goodwill and long-lived assets (principally property, plant and equipment and patents) annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. The Company has determined its reporting units to be the Americas, Europe/Asia and Device Group divisions of the Pharmaceutical Systems segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. For assets held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less costs to sell. Changes in management’s estimate of fair value, including management’s estimate of future cash flows, could have a material impact on the Company’s future results of operations and financial position.

EMPLOYEE BENEFITS: The measurement of the obligations under the Company’s defined benefit pension and post-retirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. For U.S. plans, which account for over 90% of global plan assets, the long-term rate of return assumption remained at 9.0%. This return assumption was determined by reviewing the expected mix of plan assets (approximately 65% equity and 35% debt securities) and the projected return over a 10-year period. The discount rate was reduced 25 basis points to 5.75% on December 31, 2004, to reflect current market conditions. Changes in these estimates, including the market performance of plan assets and other actuarial assumptions, could have a material impact on the Company’s future results of operations and financial position. Every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by approximately $0.4 million. A 25 basis point reduction in the discount rate would increase pension expense by approximately $0.6 million. In addition, restructuring events such as plant closures or changes in pension plan provisions could result in curtailment or settlement of pension plan obligations, which would result in gain or loss recognition in the period when such an event occurs.

STOCK-BASED COMPENSATION: The Company currently accounts for employee stock options and other stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. According to the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the option grant over the exercise price. The Company has not recorded any compensation cost for stock options as the grants were made at 100% of the fair market value of the stock at the grant date. As permitted under Statement of Financial Accounting Standard 123 “Share-Based Payment” (FAS 123), the Company discloses the impact of applying a fair value approach to measure stock option expense in the Notes to the Consolidated Financial Statements included within Item 8 of this report.

In December 2004, the Financial Accounting Standards Board revised FAS 123. The revised statement prohibits the use of the intrinsic value method and requires the use of a fair-value based measurement method in accounting for share-based payment transactions with employees. The requirements of the revised FAS 123 standard are mandatory for interim reporting periods beginning after June 15, 2005. The Company plans to adopt the statement early on January 1, 2005 using the modified prospective method. Under this method, stock-based employee compensation cost will be recognized for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under FAS 123. Management expects the compensation expense associated with stock options and employee stock purchase programs to impact full year diluted earnings per share from continuing operations by approximately $.03 – $.05 per share in 2005.

INCOME TAXES: The Company estimates income taxes payable based upon current domestic and international tax legislation. In addition, deferred income tax assets and liabilities are established to recognize differences between the tax basis and financial statement carrying values of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The recoverability of tax assets is subject to the Company’s estimates of future profitability, generally at the local subsidiary company and country level. Changes in tax legislation, business plans and other factors may affect the ultimate recoverability of tax assets or final tax payments, which could result in adjustments to tax expense in the period such change is determined.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. On March 5, 2005, the Company’s Board of Directors approved a plan to repatriate up to $70 million, representing existing cash balances at qualified controlled foreign corporations. The repatriated funds will principally be used to pay down existing domestic debt. The Company will be required to allocate tax expense to repatriating distributions under the Act in its 2005 quarterly and annual financial statements. The Act ’s 85 percent exclusion of qualifying dividends reduces the 35% U.S. federal statutory rate to 5.25% of distributions. However, the determination of allocable expense to distributions will depend on, among other things, the Company's affirmative elections to apply the special tax law to each distribution, the 2005 actual earnings and tax expense of each distributing entity and of the U.S. parent company, the Company's ability to credit foreign taxes against the resulting federal tax, the effect of U.S. state taxes on the distribution and the reversal of provisions for deferred taxes on certain unremitted earnings of prior periods. The Company currently estimates that its first quarter 2005 tax expense allocable to the distribution resulting from the March 2005 Board of Directors’ action will be between $2 million and $4 million, or between $0.06 and $0.13 per diluted share. The Company expects to be in a position to finalize its assessment of possible additional amounts to be remitted under the Act by December 31, 2005.

Please refer to Note 1: Summary of Significant Accounting Policies and Note 20: New Accounting Standards of the Notes to Consolidated Financial Statements included within Item 8 of this report for additional information on accounting and reporting standards considered in the preparation and presentation of the Company’s financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Report or in other Company documents and made by management of the Company orally may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

Because actual results are affected by risks and uncertainties, the Company cautions investors that actual results may differ materially from those expressed or implied in any forward-looking statement.

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand; the timing of customers’ projects and the commercial success of customers’ new products incorporating the Company’s products and services; the maintenance or improvement of production efficiencies and overhead absorption; the Company’s ability to maintain its market position and pricing in the face of lower-cost competitors, particularly in the European marketplace; the Company’s ability to develop and market value-added proprietary products; the average profitability, or mix, of products sold in a reporting period; financial performance of uncontrolled affiliates; strength or weakness of the U.S. dollar, particularly in relation to the Euro, U.K. pound, Danish Krone and Singapore Dollar; inflation; potential price increases in raw materials, including those that are petroleum-based, and the continued availability of raw materials; the successful resolution of Kinston-related litigation and the adequacy of applicable insurance coverage; realization by the Company of its investment in the clinical services operation upon disposition; and the impact of recent tax legislation relating to repatriation of foreign earnings.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised to consult any further disclosures that the Company makes or has made on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. The following describes the nature of these risks. All debt securities and derivative instruments are considered non-trading.

Foreign Currency Exchange Risk

The Company has subsidiaries outside the U.S. accounting for approximately 50% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary and are therefore translated into U.S. dollars, the foreign subsidiaries may hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result, the Company’s results of operations and financial position are exposed to changing exchange rates. The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. The Company has a number of forward contracts totaling $800,000 as of December 31, 2004 to purchase various currencies in Europe and Asia.

Interest Rate Risk

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

The following table summarizes the Company’s interest rate risk-sensitive instruments:

(dollars in thousands)                            Debt Maturing In                   December 31, 2004
                                                                                     Carrying     Fair
                                      2005  2006   2007   2008     2009  Thereafter    Value     Value
--------------------------------------------------------------------------------------------------------
Notes Payable and Current
Portion of Long-term Debt:

U.S. dollar denominated            $10,000   $ -    $ -    $ -      $ -        $ -     $10,000   $10,000
Average interest rate -variable        3.1%    -      -      -        -          -
                                   ----------------------------------------------------------------------

Long-Term Debt

U.S. dollar denominated                  -     -      -      -  100,000          -     100,000   107,000
  Average interest rate -fixed           -     -      -      -     6.8%          -
U.S. dollar denominated                  -     -      -      -   34,200          -      34,200    34,200
  Average interest rate -variable        -     -      -      -     3.1%          -
Yen denominated                          -     -      -      -   16,600          -      16,600    16,600
  Average interest rate -variable        -     -      -      -       .7%         -
                                   ----------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)                 2004        2003        2002
-----------------------------------------------------------------------------------
Net sales                                        $ 541,600   $ 483,400   $ 412,800
Cost of goods sold                                 385,700     330,000     295,200
-----------------------------------------------------------------------------------
    Gross profit                                   155,900     153,400     117,600
Selling, general and administrative expenses       105,200      91,100      67,600
Insurance settlement                                     -     (17,300)          -
Restructuring and impairment charges                 1,000       7,000       9,900
Other expense (income), net                          1,500         600     (1,600)
-----------------------------------------------------------------------------------
   Operating profit                                 48,200      72,000      41,700
Interest expense                                     8,500       9,700      10,600
Interest income                                     (1,500)     (2,200)     (1,100)
-----------------------------------------------------------------------------------
   Income before income taxes                       41,200      64,500      32,200
Provision for income taxes                          11,100      23,200       9,300
-----------------------------------------------------------------------------------
   Income from consolidated operations              30,100      41,300      22,900
Equity in net income of affiliated companies         3,400       1,600        (300)
-----------------------------------------------------------------------------------
   Income from continuing operations                33,500      42,900      22,600
Pretax loss from discontinued operations           (13,500)    (17,500)    (15,700)
Pretax loss on disposal of business segment         (4,700)          -           -
Income tax benefit                                   4,100       6,500      11,500
-----------------------------------------------------------------------------------
   Net income                                    $  19,400   $  31,900   $  18,400
===================================================================================
Net income (loss) per share:
   Basic
      Continuing operations                      $    1.12   $    1.48   $     .78
      Discontinued operations                         (.47)       (.38)       (.14)
-----------------------------------------------------------------------------------
                                                 $     .65   $    1.10   $     .64
-----------------------------------------------------------------------------------
   Assuming dilution
       Continuing operations                     $    1.09   $    1.48   $     .78
       Discontinued operations                        (.46)       (.38)       (.14)
-----------------------------------------------------------------------------------
                                                 $     .63   $    1.10   $     .64
-----------------------------------------------------------------------------------
Average common shares outstanding                   29,955      29,026      28,868
Average shares assuming dilution                    30,842      29,092      28,868
-----------------------------------------------------------------------------------
Dividends declared per common share              $     .43   $     .41   $     .39
===================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Comprehensive Income
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002

(in thousands)                                                2004      2003      2002
--------------------------------------------------------------------------------------

Net income                                                 $19,400   $31,900   $18,400
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                 19,200    31,200    16,500
   Unrealized gains (losses) on securities of affiliates       300       600      (300)
   Minimum pension liability adjustments                    (2,000)      300    (2,300)
   Net realized losses on derivative instruments                 -       200       200
   Unrealized losses on derivatives                              -         -      (100)
--------------------------------------------------------------------------------------
Comprehensive income                                       $36,900   $64,200   $32,400
======================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2004 and 2003

(in thousands, except per share data)                               2004           2003
---------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------
Current assets:
     Cash, including cash equivalents                          $  68,800     $  37,800
     Accounts receivable                                          72,900        72,300
     Inventories                                                  56,700        47,600
     Insurance receivable                                              -        41,000
     Income tax refundable                                         2,200         1,200
     Deferred income taxes                                         8,200         6,100
     Current assets held for sale                                  9,100         2,400
     Other current assets                                          8,600         8,300
---------------------------------------------------------------------------------------
Total current assets                                             226,500       216,700
---------------------------------------------------------------------------------------
Property, plant and equipment                                    605,100       551,700
Less accumulated depreciation and amortization                   321,300       300,600
---------------------------------------------------------------------------------------
Property, plant and equipment, net                               283,800       251,100
Investments in and advances to affiliated companies               26,600        22,200
Goodwill                                                          42,400        39,500
Pension asset                                                     47,700        50,500
Deferred income taxes                                             17,900        20,500
Patents                                                            1,300         1,400
Noncurrent assets held for sale                                    2,200        12,100
Other assets                                                      10,300         9,600
---------------------------------------------------------------------------------------
Total Assets                                                   $ 658,700     $ 623,600
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                             $  10,000     $   8,000
     Accounts payable                                             29,300        28,600
     Current liabilities of discontinued operations                  700         2,600
     Accrued expenses:
        Salaries, wages and benefits                              23,000        24,500
        Income taxes payable                                      16,900         8,400
        Restructuring costs                                        3,400         1,900
        Deferred income taxes                                      7,900        16,600
        Other                                                     25,300        28,300
---------------------------------------------------------------------------------------
Total current liabilities                                        116,500       118,900
---------------------------------------------------------------------------------------
Long-term debt                                                   150,800       167,000
Deferred income taxes                                             45,000        44,800
Noncurrent liabilities of discontinued operations                      -           200
Other long-term liabilities                                       45,300        35,100
---------------------------------------------------------------------------------------
Total Liabilities                                                357,600       366,000
---------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, shares authorized: 6,000;
      shares issued and outstanding: 2004 - 0; 2003 - 0
   Common stock, par value $.25 per share; shares authorized:
      100,000; shares issued: 2004 - 34,330; 2003 - 34,330;
      shares outstanding: 2004 - 30,709; 2003 - 29,264             8,600         4,300
    Capital in excess of par value                                27,700        30,100
    Retained earnings                                            287,500       281,200
    Unearned compensation                                        (3,200)             -
    Accumulated other comprehensive income                        36,400        18,900
---------------------------------------------------------------------------------------
                                                                 357,000       334,500
Less treasury stock, at cost (2004 - 3,621; 2003 - 5,065)        (55,900)      (76,900)
---------------------------------------------------------------------------------------
Total shareholders' equity                                       301,100       257,600
---------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                     $ 658,700     $ 623,600
=======================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data)

                                Common Stock                                                      Treasury Stock
                            --------------------                                                 -----------------
                                                                                   Accumulated
                                               Capital in                                other
                            Number of   Common  excess of  Retained     Unearned comprehensive  Number of  Treasury
                               shares    Stock  par value  earnings Compensation income (loss)     shares     Stock       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002        34,330  $ 4,300  $ 31,600  $254,000   $        -     $ (27,400)     (5,643) $(85,700)   176,800
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   18,400                                                      18,400
Shares issued under
  stock plans                                        (700)                                              280    4,300      3,600
Shares repurchased                                                                                       (6)    (100)      (100)
Cash dividends declared
  ($.39 per share)                                          (11,200)                                                    (11,200)
Changes - other
  comprehensive income                                                                  14,000                           14,000
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002      34,330    4,300    30,900   261,200            -       (13,400)       (5,369) (81,500)  201,500
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   31,900                                                      31,900
Shares issued under
  stock plans                                        (800)                                               304    4,600     3,800
Cash dividends declared
  ($.41 per share)                                          (11,900)                                                    (11,900)
Changes - other
  comprehensive income                                                                  32,300                           32,300
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003      34,330    4,300    30,100   281,200            -        18,900        (5,065) (76,900)  257,600
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   19,400                                                      19,400
Stock split                               4,300    (4,300)                                                                    -
Shares issued under
  stock plans                                       1,900                 (8,300)                      1,447   21,100    14,700
Amortization of unearned
  compensation                                                             5,100                                          5,100
Shares repurchased                                                                                        (3)    (100)     (100)
Cash dividends declared
   ($.43 per share)                                         (13,100)                                                    (13,100)
Changes - other
  comprehensive income                                                                  17,500                           17,500
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004      34,330   $8,600  $ 27,700  $287,500     $ (3,200)     $ 36,400        (3,621) $(55,900) $301,100
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(in thousands)                                                        2004        2003        2002
----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
   Net income                                                    $  19,400    $  31,900   $  18,400
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities of continuing
   operations:
       Loss from discontinued operations, net of tax                14,100       11,000       4,200
       Depreciation and amortization                                33,200       31,200      31,200
       Gain on insurance settlement                                      -      (28,700)          -
       Restructuring and impairment charges                         (1,800)       6,000       8,600
       Loss on sales of equipment and other assets                   1,500        1,400         500
       Stock-based compensation                                      7,700        1,000         100
       Deferred income taxes                                        (2,900)       8,700       1,900
       Pension and other retirement plans                            4,800        6,000      (4,800)
       (Equity) loss in undistributed earnings of affiliated
          companies, net                                            (3,300)      (1,600)        200
  Changes in assets/liabilities, net of discontinued operations:
       (Increase) decrease in accounts receivable                    3,600       (1,000)     (4,400)
       (Increase) decrease in inventories                           (6,900)      (3,500)     (3,900)
       Decrease (increase) in other current assets                  (8,100)         700      (2,800)
       Changes in other assets and liabilities                      13,300       10,800       9,900
  Insurance proceeds for business interruption and other costs       9,200       22,800           -
  Payment of costs incurred in response to Kinston accident         (2,800)     (13,000)          -
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           81,000       83,700      59,100
----------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
   Property, plant and equipment acquired                          (57,400)     (60,400)    (36,000)
   Insurance proceeds received for property damage                  31,800        2,200           -
   Land acquired under government grant                                  -       (2,000)          -
   Proceeds from sale of assets                                        500        2,000       2,400
   Deposit held in trust from sale of assets                             -            -       4,300
   (Advance to) repayments from affiliate                              600            -      (1,000)
   Customer advances, net of repayments                                  -        1,500        (300)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (24,500)     (56,700)    (30,600)
----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities:
   Borrowings (repayments) under revolving credit
      agreements, net                                              (16,900)       5,400     (10,400)
   Payment of fees under revolving credit agreements                  (500)           -           -
   Repayment of other long-term debt                                     -      (12,100)    (11,200)
   Borrowings (repayments) of other notes payable, net               1,400         3,400     (3,500)
   Issuance of common stock                                         13,500         3,000      3,300
   Dividend payments                                               (12,800)      (11,800)   (11,100)
   Purchase of treasury stock                                         (100)            -       (100)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (15,400)      (12,100)   (33,000)
----------------------------------------------------------------------------------------------------
Net cash used in discontinued operations                           (12,100)      (14,900)    (6,900)
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                     2,000         4,600      2,500
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                31,000         4,600     (8,900)
Cash and cash equivalents at beginning of period                    37,800        33,200     42,100
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 68,800    $   37,800  $  33,200
----------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                       $  8,500    $    9,700  $  10,600
  Income taxes paid (refunded)                                    $  7,600    $    8,700  $  (4,700)
====================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The financial statements are prepared in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

Principles of Consolidation: In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46. If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has control. Investments in joint ventures and other companies in which the Company does not have control, but the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are carried at cost. Material intercompany transactions and accounts are eliminated in consolidation.

Cash and Cash Equivalents: Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable: The Company’s accounts receivable balance at December 31, 2004 and 2003, was net of an allowance for doubtful accounts of $500 and $700, respectively. The Company records the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of cost or market. The cost of inventories located in the U.S. is determined on the last-in, first-out (LIFO) method. The cost of inventories located outside the U.S. is determined principally on the average cost method.

Foreign Currency Translation: Foreign currency transaction gains and losses and translation gains and losses of subsidiaries operating in high-inflation economies are recognized in the determination of net income. Foreign currency translation adjustments of other subsidiaries and affiliates operating outside the U.S. are accumulated in other comprehensive income, a separate component of shareholders’ equity.

Financial Instruments: The Company records all derivatives on the balance sheet at fair value. The change in fair value of a derivative designated and qualified as part of a hedging transaction is recorded each period in earnings or other comprehensive income depending on the type of hedging instrument. The change in fair value of a derivative instrument with no hedging designation or purpose is recognized immediately into earnings.

The Company uses interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Interest rate swaps are designated as cash flow hedges; therefore, unrealized gains and losses are recorded in other comprehensive income. As the underlying transaction occurs, any unrealized gains or losses on the related hedge are reclassified from other comprehensive income to the statement of income (interest expense), offsetting the income effects of the transaction to which they relate. Gains and losses on forward exchange contracts designated as fair value hedges, primarily related to raw material purchase commitments, are deferred and recognized as part of the underlying transaction. Forward contracts that do not qualify for hedge accounting are recorded at fair value with any gains or losses recognized in other expense (income). The Company also engages in hedges of its net investments in foreign operations in order to minimize the economic exposure to fluctuating foreign exchange rates. Fair value adjustments for hedges of the net investment in foreign operations are reported in other comprehensive income as foreign currency translation adjustments and are released to earnings upon disposal of the investment.

Revenue Recognition: Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. The Company also establishes product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated. Revenue associated with tooling and other engineering service agreements is recognized as services are performed in relation to management’s estimate of the total costs to be incurred on the agreement. For agreements with multiple deliverables, the Company assesses whether more than one unit of accounting exists. If more than one unit exists, revenue for each separate unit is recorded as earned.

Shipping and Handling Costs: Net sales includes shipping and handling costs collected from customers in connection with the sale. Costs incurred for shipping and handling are included in cost of sales.

Property, Plant and Equipment: Property, plant and equipment assets are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in other expense (income). Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, if shorter.

Goodwill and Other Intangibles: Goodwill and intangible assets with indefinite lives are tested for impairment on at least an annual basis or more frequently if an event occurs that indicates that there could be an impairment. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. Other intangible assets, including patents and licensed technology, are recorded at cost and are amortized on a straight-line method over their useful lives. The Company capitalizes patent application costs and expenses other costs incurred in patent development.

Impairment of Long-Lived Assets: Long-lived assets including property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded for the difference between the asset’s carrying value and its fair value. This loss is included in operating profit. For assets to be held and used in the business, management determines fair value by estimating the future cash flows to be derived from the asset and discounts these flows to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the anticipated proceeds to be received upon sale of the asset, less costs to sell.

Research and Development: Research, development and engineering expenditures are for the creation and application of new or improved products and processes. Expenditures include primarily salaries and outside services for those directly involved in research and development activities. Research and development costs of $6,400 in 2004, $6,300 in 2003 and $5,400 in 2002, were expensed as incurred.

Environmental Remediation and Compliance Costs: Environmental remediation costs are accrued when such costs are probable and reasonable estimates are determinable. Cost estimates are not discounted and include investigation, cleanup and monitoring activities; such estimates are adjusted, if necessary, based on additional findings. In general, environmental compliance costs are expensed. Environmental compliance costs at current operating sites are capitalized if they increase the value of the property and/or prevent environmental hazards from occurring.

Litigation: The Company is from time to time party to lawsuits arising from its operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Income Taxes: Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. U.S. income taxes and withholding taxes are accrued on the portion of earnings of international subsidiaries and affiliates (which are corporate joint ventures) intended to be remitted to the parent company.

Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, compensation cost for stock options and other stock awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock and other stock awards is measured under the intrinsic value method and amortized into expense over the required service or vesting period. The Company did not record compensation cost for stock options granted in the years ended 2004, 2003 and 2002, because the stock option grants were at 100% of fair market value of the stock on the grant date. The Company also did not record compensation cost for shares issued under the employee stock purchase plan as the plan meets the APB No. 25 criteria for a non-compensatory plan. If the fair value based method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock option grants and shares issued under the employee stock purchase plan in the most recent three years, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

                                                            2004      2003       2002
   -----------------------------------------------------------------------------------
   Net income, as reported:                            $  19,400  $ 31,900  $  18,400
   Add: Stock-based compensation expense included
     in net income, net of tax                             5,000       600        100
   Deduct: Total stock-based compensation expense
    determined under the fair value method for all
    awards, net of tax                                    (6,200)   (2,100)    (1,500)
   -----------------------------------------------------------------------------------

   Pro forma net income                                $  18,200  $ 30,400  $  17,000
   ===================================================================================

   Net income per share:
    Basic, as reported                                 $     .65  $   1.10  $     .64
    Basic, pro forma                                   $     .61  $   1.05  $     .59

    Diluted, as reported                               $     .63  $   1.10  $     .64
    Diluted, pro forma                                 $     .59  $   1.05  $     .59
   -----------------------------------------------------------------------------------

In 2004, the Company accelerated the vesting dates for options held by employees of the drug delivery business resulting in a $600 charge recorded in discontinued operations.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Net income (loss) per share assuming dilution considers the potential issuance of common shares under the Company’s stock option and award plans, based on the treasury stock method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period.

Note 2: Discontinued Operations

In December 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. At the February 2005 closing date, the Company received consideration of $7,100 consisting of cash and indebtedness assumed by the new company. In addition, the Company received a 14% ownership interest in the new company valued at $1.0 million which will be accounted for under the cost method. As a result of the transaction, the Company recorded a pre-tax loss of $4,700 ($5,200 after-tax, or $0.17 per diluted share). The $500 net tax provision is primarily the result of the reversal of current and prior year tax benefits that may no longer be available as a result of the transaction.

The Company also announced in December of 2004 that it intends to exit the clinical services business within the next year. The net book value of the facility and goodwill connected with the clinical services unit totaled $2,200 at December 31, 2004. Based on current positive operating trends for this business and preliminary discussions with potential buyers, management believes that it will recover the book value of the assets in a disposal transaction, and accordingly no impairment loss was recorded in 2004.

In December 2002, the Company sold its consumer healthcare research business located in Indianapolis, Ind. This business unit was previously a part of the Drug Delivery Systems segment. The sales price totaled $2,000, consisting of $1,900 cash and $100 in escrow. Cash proceeds from the sale were used to repay the Company’s debt. During 2002 but prior to the sale of the business, the Company recorded a goodwill impairment charge of $600; as a result, there was no gain or loss recorded on the sale of the business. The results of this business have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The pre-tax loss from discontinued drug delivery and clinical services operations was $13,500, $17,500 and $15,700 for each of the years 2004, 2003, and 2002 respectively. The 2002 results include $700 of costs associated with the former contract manufacturing and consumer healthcare units.

In 2002 the Company also recorded a $5,900, or $0.20 per share, tax benefit in discontinued operations connected with the 2001 disposition of the contract manufacturing and packaging business. This tax benefit resulted from a change in U.S. tax law in 2002 related to loss disallowance rules.

Net sales and income from discontinued operations were as follows:

                                                               2004        2003       2002
-------------------------------------------------------------------------------------------
Net sales                                                   $10,800      $7,800    $12,500
-------------------------------------------------------------------------------------------
Pretax (loss) income from discontinued operations           (13,500)    (17,500)   (15,700)
Pretax loss on disposal of business segment                  (4,700)          -          -
Income tax benefit                                            4,100       6,500     11,500
-------------------------------------------------------------------------------------------
Net loss from discontinued operations                      $(14,100)   $(11,000)   $(4,200)
===========================================================================================

Net cash used in discontinued operations was as follows:

                                                               2004        2003       2002
-------------------------------------------------------------------------------------------
Operating activities                                       $(11,900)   $(14,500)   $(5,100)
Property, plant and equipment acquired                         (200)       (400)    (1,800)
-------------------------------------------------------------------------------------------
Net cash used in discontinued operations                   $(12,100)   $(14,900)   $(6,900)
===========================================================================================

Note 3: Restructuring and Impairment Charges

The following table details activity related to the Company’s restructuring obligations:

                                 Severance     Asset         Other
                              and benefits  Impairments      Costs      Total
------------------------------------------------------------------------------
Balance, December 31, 2001          $2,100     $     -     $   -      $2,100
------------------------------------------------------------------------------
2002 charge                            800       8,600       500       9,900
Non-cash write-offs                      -      (8,600)        -      (8,600)
Cash payments                       (2,100)          -         -      (2,100)
------------------------------------------------------------------------------
Balance, December 31, 2002             800           -       500       1,300
------------------------------------------------------------------------------
2003 charge                          1,000       6,000         -       7,000
Non-cash write-offs                      -      (6,000)        -      (6,000)
Cash payments                         (400)          -         -        (400)
------------------------------------------------------------------------------
Balance, December 31, 2003           1,400           -       500       1,900
------------------------------------------------------------------------------
2004 charge                            400      (1,500)    2,100       1,000
Non-cash adjustments                     -       1,500       300       1,800
Cash payments                       (1,300)          -         -      (1,300)
------------------------------------------------------------------------------
Balance, December 31, 2004            $500     $     -    $2,900      $3,400
==============================================================================

During 2004, the Company recorded $1,000 of net charges principally consisting of the excess of future lease costs over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition.

In 2003, the Company recorded a $7,000 charge associated with a decision to discontinue a product line intended for production at the Company’s plastic device plant located in the U.K., a part of the Pharmaceutical Systems segment. The charge consisted of a $6,000 impairment of fixed assets, including related asset retirement obligations, and a $1,000 provision for statutory post-employment benefit obligations for approximately 70 employees. As the Company’s fair value projections for the unit significantly relied on the achievement of sales from this product line, the carrying value of the long-lived assets could no longer be supported.

In 2002, the Company’s continuing operations included a $9,900 restructuring charge connected with the termination of an information systems implementation project, an impairment of a technology company investment, the closure of a sales office in Korea and other employee terminations. The $800 severance provision covered 19 employee terminations connected with these actions that were completed in the fourth quarter of 2002. In addition to severance, the restructuring charge included a $5,800 write-off of the information systems implementation project, $500 for contract termination fees related to the information systems project and a $2,800 impairment of the Company’s investment in a genotyping technology firm.

The restructuring obligations at December 31, 2004 are expected to be paid within the next year.

Note 4: Kinston

On January 29, 2003, the Company’s Kinston, N.C., plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. The Company’s property and business interruption insurance coverage with its principal insurer provided for a maximum insurance recovery of $66,000. In February 2004, the Company and its insurer reached a consensus that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for the full $66,000 reimbursement. This settlement is reflected in the Company’s results as of December 31, 2003.

The accounting for the insurance settlement and related costs is presented below:

                                                                         2003
   ---------------------------------------------------------------------------
   Insurance coverage reimbursement                                  $ 66,000
   Less costs and expenses
      Business interruption costs                                       9,800
      Insured incremental costs                                        15,800
      Book value of property and equipment                             11,700
   ---------------------------------------------------------------------------
   Gain on insurance settlement                                        28,700
   Uninsured costs incurred                                            11,400
   ---------------------------------------------------------------------------
   Insurance settlement                                              $ 17,300
   ===========================================================================

As of December 31, 2003, the Company had received $25,000 from its principal insurer; therefore, the Company had recorded an insurance receivable of $41,000 as of December 31, 2003. The Company received payment of this receivable in February of 2004.

As a consequence of the 2003 insurance settlement, no further insurance coverage was available for costs incurred in subsequent periods. In 2004, business interruption costs of $11,600 and legal expenses of $1,700 were incurred and included in cost of goods sold and selling, general and administrative expenses, respectively.

Note 5: Other Expense (Income)

                                                       2004     2003       2002
   ------------------------------------------------------------------------------
   Foreign exchange gains                            $ (100)  $ (500)   $(2,300)
   Loss on sales of equipment and other assets        1,500    1,400        600
   Other                                                100     (300)       100
   ------------------------------------------------------------------------------
                                                     $1,500    $ 600    $(1,600)
   ==============================================================================

In 2002, the Company’s subsidiary in Argentina recorded a pre-tax foreign currency exchange gain of $1,700 on net assets denominated in non-peso currencies due to the devaluation of the Argentine peso.

Note 6: Income Taxes

Income before income taxes from continuing operations was derived as follows:

                                                 2004       2003       2002
   -------------------------------------------------------------------------
   Domestic operations                         $4,800    $37,800    $17,000
   International operations                    36,400     26,700     15,200
   -------------------------------------------------------------------------
                                              $41,200    $64,500    $32,200
   =========================================================================

The related provision for income taxes from continuing operations consists of:

                                                           2004      2003     2002
   ---------------------------------------------------------------------------------
   Current provision:
      Federal                                            $1,600    $2,300  $(2,400)
      State                                                   -       200     (200)
      International                                      12,400    12,000   10,000
   ---------------------------------------------------------------------------------
                                                        $14,000   $14,500   $7,400
   ---------------------------------------------------------------------------------
   Deferred provision:
      Federal                                           (2,300)     6,800      900
      International                                       (600)     1,900    1,000
   ---------------------------------------------------------------------------------
                                                        (2,900)     8,700    1,900
   ---------------------------------------------------------------------------------
   Provision for income taxes, continuing operations    $11,100   $23,200  $ 9,300
   =================================================================================

A reconciliation of the U.S. statutory corporate tax rate to the Company’s effective consolidated tax rate on income before income taxes from continuing operations follows:

                                                            2004     2003      2002
   ----------------------------------------------------------------------------------
   Statutory corporate tax rate                            35.0%     35.0%     35.0%
   Tax on international operations less than
      United States tax rate                               (2.1)     (5.0)     (5.6)
   Valuation allowance adjustments                          2.8       6.8      16.1
   Reversal of prior valuation allowance                   (2.6)        -         -
   Foreign exchange gain                                      -         -       1.0
   Loss disallowance adjustment                               -         -      (7.7)
   U.S. tax on international earnings, net of foreign
     tax credits                                           (2.4)     (1.1)     (4.7)
   State income taxes, net of federal tax benefit          (2.5)     (1.8)     (5.3)
   Other                                                   (1.2)      2.1       0.1
   ----------------------------------------------------------------------------------
   Effective tax rate, continuing operations               27.0%     36.0%     28.9%
   ==================================================================================

As a result of a 2004 change in French tax law extending the life of certain net operating loss carryforwards and the use of U.S. foreign tax credits and Danish net operating loss deductions that were previously expected to expire unutilized, the Company reversed related valuation allowances, resulting in a 2.6 percentage point decrease in the 2004 effective tax rate. The 2004 effective tax rate was further reduced by 3.0 percentage points (included in the above reconciliation under the line item labeled ‘other’) as a result of resolving certain prior year tax issues.

In 2002, the Company recorded a tax benefit associated with the 2001 disposition of its contract manufacturing and packaging business and the shutdown of a plastic device manufacturing facility. Of the total benefit, $5,900 was recorded in discontinued operations and $2,400 was reflected in continuing operations. The tax benefit was a result of a change in U.S. tax law in 2002 related to loss disallowance rules.

The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31 are as follows:

                                                    2004        2003
   --------------------------------------------------------------------
   Current assets                                $ 8,200    $  6,100
   Noncurrent assets                              17,900      20,500
   Current liabilities                            (7,900)    (16,600)
   Noncurrent liabilities                        (45,000)    (44,800)
   --------------------------------------------------------------------
                                                $(26,800)   $(34,800)
   ====================================================================

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31:

                                                           2004         2003
   --------------------------------------------------------------------------
   Deferred tax assets
      Net operating loss carryforwards                   $12,800    $ 21,400
      Foreign/R and D tax credit carryforwards             5,300       8,000
      Restructuring and severance charges                  2,000         500
      Capital loss carryforwards                           4,400       5,700
      Other                                               11,100       9,700
      Valuation allowance                               (17,900)    (26,100)
   --------------------------------------------------------------------------
   Total deferred tax assets                             $17,700    $ 19,200
   --------------------------------------------------------------------------
   Deferred tax liabilities:
      Accelerated depreciation                            28,500      26,200
      Deferred compensation                                4,600       9,300
      Kinston gain                                         6,500      15,800
      Other                                                4,900       2,700
   --------------------------------------------------------------------------
   Total deferred tax liabilities                        $44,500    $ 54,000
   --------------------------------------------------------------------------
   Total deferred taxes                                 $(26,800)   $(34,800)
   ==========================================================================

At December 31, 2004, the Company had state operating loss carryforwards of $135,000, which created a deferred tax asset of $8,000, and foreign operating loss carryforwards of $16,000, which created a deferred tax asset of $4,800. Management estimates that of the total state and foreign operating loss carryforwards, $135,000 and $11,000, respectively, are unlikely to be utilized and therefore have been fully reserved. These loss carryforwards are available to apply against the future taxable income in the jurisdictions that created the losses. State loss carryforwards expire as follows: $7,000 in 2006, $7,000 in 2007 and $121,000 after 2007. Foreign loss carryforwards will expire as follows: $500 in 2008 and $15,500 has no expiration date.

As of December 31, 2004, the Company had available foreign tax credit carryforwards of $3,300 expiring as follows: $200 in 2009, $200 in 2010, $100 in 2011, $200 in 2012, $2,200 in 2013 and $400 in 2014. Based upon current projections, management estimates that $3,300 may not be utilized and therefore has been fully reserved. The Company has R&D credit carryforwards of $1,700, of which $500 expires in 2021, $500 expires in 2022 and $700 expires in 2024.

At December 31, 2004, the Company had undistributed earnings of foreign subsidiaries, amounting to $198,700 on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S. In addition, the Company has provided deferred tax liabilities on $1,300 related to certain undistributed foreign earnings of $18,100 that were not intended to be reinvested indefinitely outside of the U.S. at December 31, 2004. On October 22, 2004, the American Jobs Creation Act of 2004 (the“ACT”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. On March 5, 2005, the Company’s Board of Directors approved a plan to repatriate up to $70 million, representing existing cash balances at qualified controlled foreign corporations. The repatriated funds will principally be used to pay down existing domestic debt. The Company will be required to allocate tax expense to repatriating distributions under the Act in its 2005 quarterly and annual financial statements. The Act ’s 85 percent exclusion of qualifying dividends reduces the 35% U.S. federal statutory rate to 5.25% of distributions. However, the determination of allocable expense to distributions will depend on, among other things, the Company's affirmative elections to apply the special tax law to each distribution, the 2005 actual earnings and tax expense of each distributing entity and of the U.S. parent company, the Company's ability to credit foreign taxes against the resulting federal tax, the effect of U.S. state taxes on the distribution and the reversal of provisions for deferred taxes on certain unremitted earnings of prior periods. The Company currently estimates that its first quarter 2005 tax expense allocable to the distribution resulting from the March 2005 Board of Directors’ action will be between $2 million and $4 million, or between $0.06 and $0.13 per diluted share. The Company expects to be in a position to finalize its assessment of possible additional amounts to be remitted under the Act by December 31, 2005.

The Internal Revenue Service (IRS) has completed and closed its audits of the Company’s U.S. tax returns through 1997. The IRS is currently conducting audits of the 1998– 2002 tax returns.

Note 7: Segment Information

As of December 31, 2004 the Company’s operations are comprised of one reportable segment: Pharmaceutical Systems. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of stoppers, closures, medical device components and assemblies made from elastomers, metals and plastics. The Pharmaceutical Systems segment is composed of three operating segments (the Americas, Europe/Asia and Devices) which are aggregated for reporting purposes. These operating units sell principally to pharmaceutical and biopharmaceutical customers in their respective regions, with the Device Group focusing on diagnostic, over-the-counter and consumer markets. Manufacturing and distribution within the Pharmaceutical Systems segment is integrated as needed to satisfy global market demand. General Corporate expenses, restructuring charges and other items, are not reflected in operating profit reviewed by Pharmaceutical Systems management. Corporate assets include pension assets, investments in affiliated companies and net assets of discontinued operations.

The following table provides information on sales by significant product group:

   Sales by product group                          2004        2003        2002
   -----------------------------------------------------------------------------
   Pharmaceutical packaging                    $382,900    $341,200    $286,200
   Disposable medical components                 99,600     100,400      88,600
   Personal care/food packaging                  40,000      32,200      30,700
   Laboratory and other services                 19,100       9,600       7,300
   -----------------------------------------------------------------------------
   Net sales                                   $541,600    $483,400    $412,800
   =============================================================================

The Company had sales to one customer of approximately $61,100, $58,100 and $54,600 in 2004, 2003 and 2002, respectively.

The following table presents sales and long-lived assets by the country in which the legal subsidiary is domiciled and assets are located.

                              Sales                       Long-lived assets
-----------------------------------------------------------------------------------
                      2004      2003       2002         2004       2003       2002
-----------------------------------------------------------------------------------
United States     $264,900  $241,400   $219,500     $128,200   $109,100   $106,600
Germany             71,800    59,700     45,600       70,200     57,300     38,400
France              52,600    47,600     37,300       34,300     31,900     25,300
Other European
   countries       108,000    96,500     76,200       32,700     35,100     31,700
Other               44,300    38,200     34,200       18,400     17,700     15,900
-----------------------------------------------------------------------------------
                  $541,600  $483,400   $412,800     $283,800   $251,100   $217,900
===================================================================================

The following table provides summarized financial information for the Company’s segments:

                                         Pharmaceutical
                                                Systems    Corporate     Consolidated
-------------------------------------------------------------------------------------
2004
Net sales                                       $541,600         $  -       $541,600
Operating profit (loss)                           82,400     (34,200)         48,200
Segment assets                                   547,100      111,600        658,700
Capital expenditures                              54,600        2,800         57,400
Depreciation and amortization expense             31,500        1,700         33,200

2003
Net sales                                       $483,400         $  -       $483,400
Operating profit (loss)                           88,200     (16,200)         72,000
Segment assets                                   468,800      154,800        623,600
Capital expenditures                              58,400        2,000         60,400
Depreciation and amortization expense             29,400        1,800         31,200

2002
Net sales                                       $412,800          $ -       $412,800
Operating profit (loss)                           65,100     (23,400)         41,700
Segment assets                                   405,800      123,800        529,600
Capital expenditures                              31,600        4,400         36,000
Depreciation and amortization expense             28,700        2,500         31,200

Note 8: Net Income Per Share

The following table reconciles shares used in the calculation of basic net income per share to the shares used in the calculation of net income per share assuming dilution. There is no adjustment to the net income of the Company in the calculation of net income per share assuming dilution.

                                                          2004      2003      2002
-----------------------------------------------------------------------------------
Income from continuing operations                      $33,500   $42,900   $22,600
Discontinued operations, net of tax                    (14,100)  (11,000)   (4,200)
-----------------------------------------------------------------------------------
Net income                                             $19,400   $31,900   $18,400
===================================================================================
Average common shares outstanding                       29,955    29,026    28,868
Assumed stock options exercised and awards vested          887        66         -
-----------------------------------------------------------------------------------
Average shares assuming dilution                        30,842    29,092    28,868
===================================================================================

For 2003 and 2002, stock options of 2,493,200 and 4,235,800, respectively, were excluded from the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price for the related periods. For 2004, there were no stock options excluded from the computation.

Note 9: Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenue, expenses and gains and losses that generally accepted accounting principles exclude from net income. For the Company, the items excluded from current net income are cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and additional minimum pension liability adjustments.

The components of accumulated other comprehensive income at December 31 are as follows:

                                                              2004        2003
   ----------------------------------------------------------------------------
   Foreign currency translation                            $42,900     $23,700
   Unrealized gains on securities of affiliates                600         300
   Minimum pension liability                                (7,100)     (5,100)
   ----------------------------------------------------------------------------
                                                           $36,400     $18,900
   ============================================================================

The income tax provision recorded in 2004 and 2003 for the unrealized gains on securities of affiliates was $100 and $200, respectively. The minimum pension liability had an income tax benefit of $800 recorded in 2004 and an income tax provision of $100 recorded in 2003. Income taxes are generally not provided for translation adjustments.

Note 10: Inventories

                                                         2004        2003
   ----------------------------------------------------------------------
   Finished goods                                     $28,800     $21,700
   Work in process                                      9,600       8,600
   Raw materials                                       18,300      17,300
   -----------------------------------------------------------------------
                                                      $56,700     $47,600
   =======================================================================

Included in the amounts above are inventories located in the U.S. that are valued on the LIFO basis, amounting to $19,100 and $15,300 at December 31, 2004 and 2003, respectively, which are approximately $8,600 and $7,500, respectively, lower than replacement value.

Note 11: Goodwill and Intangibles

The Company performed its initial goodwill impairment test at January 1, 2002, and determined that no impairment of the recorded goodwill existed. The Company has since performed an annual impairment test of its continuing operations during the fourth quarter and determined that there is no impairment. The Company did not record amortization expense for goodwill in 2004, 2003 and 2002.

The goodwill balance as of December 31, 2004, was $42,400 compared to $39,500 as of December 31, 2003. Foreign currency translation adjustments increased the goodwill balance $2,900 and $6,000, respectively, as of December 31, 2004 and 2003.

The cost and respective accumulated amortization for the Company’s patents and licensed technology was $2,300 and $1,000, respectively, as of December 31, 2004, and $2,200 and $800, respectively, as of December 31, 2003. The cost basis of patents and licensed technology includes the effects of foreign currency translation adjustments. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $200, $100 and $100, respectively. Estimated amortization for each of the next five years is approximately $200 per year.

Note 12: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

                                       Years of
                                       expected
                                      useful life            2004          2003
   -----------------------------------------------------------------------------
   Land                                                    $4,500        $3,400
   Buildings and improvements            5-50             158,400       124,200
   Machinery and equipment               2-15             354,500       323,000
   Molds and dies                        2-7               65,000        60,900
   Construction in progress                                22,700        40,200
   -----------------------------------------------------------------------------
                                                         $605,100      $551,700
   =============================================================================

Construction in progress at December 31, 2003, includes $13,100 of costs related to the construction of the new Kinston facility. This facility was placed into service during 2004. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $33,100, $31,100 and $31,100, respectively.

Note 13: Affiliated Companies

At December 31, 2004, the following affiliated companies were accounted for under the equity method:

                                                                         Ownership
                                                             Location    interest
     -----------------------------------------------------------------------------
     West Pharmaceutical Services Mexico, S.A. de C.V.       Mexico         49%
     Aluplast S.A. de C.V.                                   Mexico         49%
     Pharma tap S.A. de C.V.                                 Mexico         49%
     Daikyo Seiko, Ltd.                                      Japan          25%
     =============================================================================

The Company records equity in net income (loss) of these affiliated companies for the 12-month period ended October 31.

A summary of the financial information for these companies is presented below:

   Balance Sheets                                            2004          2003
   -----------------------------------------------------------------------------
   Current assets                                         $96,400       $99,600
   Noncurrent assets                                      168,900       157,500
   -----------------------------------------------------------------------------
      Total assets                                       $265,300      $257,100
   =============================================================================
   Current liabilities                                    $86,100       $80,600
   Noncurrent liabilities                                  83,000        95,300
   Owners' equity                                          96,200        81,200
   -----------------------------------------------------------------------------
      Total liabilities and owners' equity               $265,300      $257,100
   =============================================================================

   Income Statements                       2004          2003         2002
   ------------------------------------------------------------------------
   Net sales                           $117,900      $103,000      $81,800
   Gross profit                          30,200        26,500       18,100
   Net income                            12,100         6,500        1,200
   ========================================================================

During 2004, the Company’s Mexican affiliate sold property which resulted in a gain. The Company’s portion of this gain was $600 and was included in equity in net income of affiliated companies.

During 2002, the Company’s Mexican affiliates recorded a restructuring charge related to the consolidation of two of their rubber molding operations. Equity in net income (loss) of affiliated companies includes $800 related to this restructuring. All employee terminations and payments connected with this restructuring were made during 2002.

In connection with the 2002 plant consolidation, the Company advanced $1,000 to its Mexican affiliate. The note, which is denominated in U.S. dollars, is at a 4% interest rate and is due in 2005. During 2004, the Mexican affiliate repaid $600 of the note. At December 31, 2004, the balance of the note receivable was $400.

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $17,500, $14,200 and $12,700 at December 31, 2004, 2003 and 2002, respectively. Dividends received from affiliated companies were $100 in 2004, 2003 and 2002.

The Company’s equity in unrealized gains and losses of Daikyo Seiko, Ltd.‘s investment in securities available for sale, included in accumulated other comprehensive income, a separate component of shareholders’ equity, was $600, $300 and $(300) at December 31, 2004, 2003 and 2002, respectively. The unrealized gains in 2004 and 2003 were net of income tax expense of $300 and $400, respectively. The unrealized loss in 2002 was net of an income tax benefit of $200.

Company purchases and royalty payments made to affiliates totaled $28,600 and $18,400, respectively, in 2004 and 2003, of which $2,800 and $4,400 was due and payable as of December 31, 2004 and 2003, respectively. These transactions primarily relate to a distributorship agreement allowing the Company to purchase and re-sell Daikyo products. Sales to affiliates were $600 and $700, respectively, in 2004 and 2003, of which $200 was receivable as of December 31, 2004 and 2003.

Note 14: Benefit Plans

The Company and certain domestic and international subsidiaries sponsor defined benefit pension plans. In addition, the Company provides minimal life insurance benefits for certain U.S. retirees and pays a portion of healthcare (medical and dental) costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (HMO) coverage wherever possible and caps the total contribution for non-HMO coverage.

The Company uses a December 31 measurement date for all pension and other retirement benefit plans.

The expense (income) components of net pension expense (income) are as follows:

                                         Pension benefits         Other retirement benefits
--------------------------------------------------------------------------------------------
                                      2004      2003      2002       2004     2003   2002
--------------------------------------------------------------------------------------------
Service cost                        $5,100    $4,300    $3,300       $600     $600   $400
Interest cost                       11,500    10,700     9,700        600      500    600
Expected return on assets          (14,800)  (12,300)  (16,000)         -        -      -
Amortization of unrecognized
  transition                           100     (100)     (700)          -        -      -
asset
Amortization of prior service
  costs                                800       700      600         100     (100) (1,400)
Recognized actuarial losses
 (gains)                             3,200     3,800      100        (100)    (100)      -
--------------------------------------------------------------------------------------------
Pension expense (income)            $5,900    $7,100  $(3,000)      $1,200    $900   $(400)
============================================================================================

The following tables provide a reconciliation of the benefit obligation, plan assets and funded status of the plans:

                                                                             Other retirement
                                                Pension benefits                benefits
-----------------------------------------------------------------------------------------------
                                                  2004         2003           2004        2003
-----------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation, January 1                $(194,400)    $(164,100)      $(9,300)   $(10,100)
Service cost                                    (5,100)       (4,300)         (700)       (600)
Interest cost                                  (11,500)      (10,700)         (600)       (500)
Participants' contributions                       (600)         (500)         (300)       (300)
Actuarial (loss) gain                          (11,800)      (19,300)         (300)      1,500
Amendments/transfers in                           (300)         (700)            -           -
Benefits/expenses paid                            7,900        8,000           700         700
Special charges                                     300            -             -           -
Foreign currency translation                     (2,200)      (2,800)            -           -
-----------------------------------------------------------------------------------------------
Benefit obligation, December 31              $(217,700)    $(194,400)     $(10,500)     $(9,300
===============================================================================================

Change in plan assets:
Fair value of assets, January 1                $170,000      $142,200         $  -       $   -
Actual return on assets                          18,700        32,600            -           -
Employer contribution                             1,900         1,500          400         400
Participants' contribution                          600           500          300         300
Benefits/expenses paid                          (7,900)       (8,000)         (700)       (700)
Foreign currency translation                      1,000         1,200            -           -
-----------------------------------------------------------------------------------------------
Fair value of plan assets, December 31         $184,300      $170,000         $  -        $  -
===============================================================================================

Funded Status:
Assets less than benefits                     $(33,400)     $(24,400)     $(10,500)    $(9,300)
Unrecognized net actuarial loss (gain)          61,300        56,300        (1,200)     (1,600)
Unrecognized transition asset                    1,400         1,500             -           -
Unrecognized prior service cost                  5,300         5,700           800         900
-----------------------------------------------------------------------------------------------
                                               $34,600       $39,100      $(10,900)   $(10,000)
===============================================================================================

December 31:
Pension asset                                  $47,700       $50,500         $  -       $   -
Other long-term liabilities                    (23,300)      (18,800)      (10,900)    (10,000)
Accumulated other comprehensive income          10,200         7,400            -           -
-----------------------------------------------------------------------------------------------
                                               $34,600       $39,100      $(10,900)   $(10,000)
===============================================================================================

International pension plans assets at fair value included in the preceding tables were $14,900 and $11,700 at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for all defined benefit pension plans was $190,100 and $170,500 at December 31, 2004 and 2003, respectively, including $30,700 and $23,300 for international pension plans, respectively. The pre-tax change in the additional minimum liability included in other comprehensive income was $2,800 in 2004 and $(400) in 2003.

The aggregate projected benefit obligation and aggregate fair value of plan assets for pension plans with obligations in excess of plan assets were $217,700 and $184,300, respectively, as of December 31, 2004, and $194,400 and $170,000, respectively, as of December 31, 2003. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with obligations in excess of plan assets were $37,700 and $14,900, respectively, as of December 31, 2004, and $30,100 and $11,700, respectively, as of December 31, 2003.

Benefit payments expected to be paid under the Company’s defined benefit pension plans in the next ten years are as follows:

                                Expected Benefit Payments
                                       Domestic   International
                                          Plans           Plans        Total
           ------------------------------------------------------------------
           2005                          $7,700            $600       $8,300
           2006                           7,800             800        8,600
           2007                           8,100           1,200        9,300
           2008                           8,500             900        9,400
           2009                           8,800           1,100        9,900
           2010-2014                     53,300           5,600       58,900
           ------------------------------------------------------------------
                                        $94,200         $10,200     $104,400
           ==================================================================

The Company expects to contribute approximately $1,200 to pension plans, of which $600 is for international plans, and $400 to other retirement plans in 2005.

Weighted average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

                                          Pension benefits       Other retirement benefits
----------------------------------------------------------------------------------------
                                       2004    2003    2002        2004   2003     2002
----------------------------------------------------------------------------------------
Discount rate                         5.96%    6.40%   7.08%      6.00%   6.50%    7.25%
Rate of compensation increase         4.69%    4.72%   4.63%         -       -        -
Long-term rate of return of assets    8.77%    8.85%   9.34%         -       -        -
========================================================================================

Weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

                                       Pension benefits      Other retirement benefits
--------------------------------------------------------------------------------------
                                         2004       2003          2004       2003
--------------------------------------------------------------------------------------
Discount rate                           5.67%       5.96%         5.75%      6.00%
Rate of compensation increase           4.69%       4.72%            -         -
======================================================================================

The discount rate used to determine the benefit obligations for U.S. plans was 5.75% and 6.00% for the years ended December 31, 2004 and 2003, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 5.19% and 5.69% for the years ended December 31, 2004 and 2003, respectively. The rate of compensation increase for U.S. plans was 5.00% for all years presented while the weighted average rate for all international plans was 3.19% and 3.09% for the years ended December 31, 2004 and 2003, respectively. Other retirement benefits were only available to U.S. employees.

The long-term rate of return for U.S. plans, which account for 92% of global plan assets, was 9.00% for the years ended December 31, 2004 and 2003, and 9.50% for the year ended December 31, 2002. This return assumption was determined by reviewing the expected mix of plan assets and the projected return over a 10-year period.

The assumed healthcare cost trend used is 11.50% for all participants in 2004, decreasing to 5.50% by 2011. Increasing or decreasing the assumed trend rate for healthcare costs by one percentage point would result in a $500 increase or decrease, respectively, in the accumulated benefit obligation. The related change in the aggregate service and interest cost components of the 2004 plan expense would be a $100 increase or decrease, respectively.

The Company’s pension plans weighted average asset allocations by asset category for the years ended December 31 are as follows:

                                                  2004          2003
   ------------------------------------------------------------------
   Equity securities                               68%            66%
   Debt securities                                 32             33
   Other                                            -              1
   ------------------------------------------------------------------
                                                  100%           100%
   ==================================================================

The Company’s U.S. pension plan is managed as a balanced portfolio comprised of two components: equity and fixed income debt securities. Equity investments are used to maximize the long-term real growth of fund assets, while fixed income investments are used to generate current income, provide for a more stable periodic return, and to provide some protection against a prolonged decline in the market value of fund equity investments. Temporary funds may be held as cash. The Company maintains a long-term strategic asset allocation policy which provides guidelines for ensuring that the fund’s investments are managed with the short-term and long-term financial goals of the fund but provide the flexibility to allow for changes in capital markets.

The following are the Company’s target asset allocations and acceptable allocation ranges:

                                                   Target       Allocation
                                               allocation            range
   ------------------------------------------------------------------------
   Equity securities                                 65%            55%-75%
   Debt securities                                   35%            25%-45%
   Other                                              0%              0%-5%
   ------------------------------------------------------------------------

Diversification across and within asset classes is the primary means by which the Company mitigates risk. The Company maintains guidelines for all asset and sub-asset categories in order to avoid excessive investment concentrations. Fund assets are monitored on a regular basis. If at any time the fund asset allocation is not within the acceptable allocation range, funds will be reallocated. The Company also reviews the fund on a regular basis to ensure that the investment returns received are consistent with the short-term and long-term goals of the fund and with comparable market returns.

The Company is prohibited from investing pension fund assets in the following: the Company’s own stock, securities on margin, or derivative securities, and from pledging of securities.

The Company provides certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee’s active service period or, under certain circumstances, at the date of the event triggering the benefit.

The Company also sponsors a defined contribution savings plan for certain salaried and hourly U.S. employees. Company contributions are equal to 50% of each participant’s contribution up to 6% of the participant’s base compensation. Company contributions were $1,400 in 2004, $1,200 in 2003 and $1,100 in 2002.

Note 15: Debt

Short-Term: Notes payable, which includes short-term lines of credit in the amounts of $10,000 and $8,000 at December 31, 2004 and 2003, respectively, are payable within one year and bear interest at a weighted average interest rate of 3.1% and 5.1%, respectively.

   Long-Term
   At December 31,                                      2004             2003
   ---------------------------------------------------------------------------
   Unsecured:
   Senior notes, due 2009 (6.8%)                    $100,000         $100,000
   Revolving credit facility, due 2009 (2.3%)         50,800           67,000
   ---------------------------------------------------------------------------
                                                    $150,800         $167,000
   ===========================================================================

All borrowings at December 31, 2004 are denominated in U.S. dollars except for a $16,600 note under the revolving credit facility denominated in 1.7 billion Japanese Yen.

In May 2004, the Company replaced its revolving credit facility. The new agreement involving a group of six banks, provides a $125,000 committed revolving credit facility through January 5, 2009. Financing costs on the new agreement of $500 were deferred and are being amortized over the life of the agreement. Under the new agreement, the Company’s Leverage Ratio (the ratio of total debt less cash to consolidated capitalization) may not exceed 50% and Consolidated Net Worth (shareholders equity, excluding cumulative translation adjustments) must be at least $198,900 plus half of any net income after taxes earned after December 31, 2003. As of December 31, 2004 the Company’s Leverage Ratio was 24.9% and its Consolidated Net Worth stood at $258.3 million. Failure to meet these or other debt covenants would cause all borrowings under the revolving credit facility, as well as $100,000 of senior notes, to become immediately due and payable and may trigger early payment penalties.

Long-term debt maturing in the years following 2004 is: $0 in 2005, $0 in 2006, $0 in 2007, $0 in 2008, $150,800 in 2009 and $0 thereafter.

Interest costs incurred during 2004, 2003 and 2002 were $9,800, $10,400 and $11,300, respectively, of which $1,300, $700 and $700, respectively, were capitalized as part of the cost of constructing certain assets.

Note 16: Financial Instruments

The following disclosure reflects the estimated fair value of financial instruments of the Company as of December 31:

                                            Carrying value         Estimated Fair Value
---------------------------------------------------------------------------------------
Asset (liability)                           2004       2003           2004        2003
---------------------------------------------------------------------------------------
Cash and cash equivalents                $68,800    $37,800        $68,800     $37,800
Accounts receivable                       72,900     72,300         72,900      72,300
Short- and long-term debt               (160,800)  (175,000)      (167,800)   (185,900)
Forward exchange contracts                   800       (100)           800        (100)
=======================================================================================

Methods used to estimate the fair market values of the above listed financial instruments are as follows: cash and cash equivalents and accounts receivable, due to their short maturity, are estimated at carrying values that approximate market; debt is estimated based on current market quotes for instruments of similar maturity; and forward exchange rate contracts are valued at published market prices, market prices of comparable instruments or quotes.

The Company uses interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Derivatives used by the Company are highly effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis. In October 2003, the Company’s remaining interest rate swap, designated as a cash flow hedge, expired. As a result, the $200, net of tax, which was included in accumulated other comprehensive income as of December 31, 2002, was reclassified from other comprehensive income to the statement of income (interest expense).

The Company is exposed to currency fluctuations on cross-currency intercompany loans. As a result, short-term foreign exchange contracts are used to neutralize month-end balance sheet exposures. The forward contracts are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” Gains and losses on these contracts are typically offset by gains and losses on the underlying hedged item.

In January 2003, due to continuing fluctuations in the Japanese yen, the Company entered into an arrangement to hedge its net investment in Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest. The Company’s strategy was to minimize the exposure to foreign currency fluctuations by employing borrowings in the functional currency of the investment. The Company borrowed 1.7 billion yen under its five-year revolving credit facility and has designated the borrowing as a hedge of its net investment in the Company’s investment in Daikyo. As of December 31, 2004, a $2,300 loss is included in the cumulative foreign currency translation adjustment related to this hedge.

In order to minimize the exposure to foreign currency fluctuations, the Company borrowed 10,000 BPS in 2002 and designated the borrowing as a hedge of the Company’s net investment in its U.K. subsidiaries. Due to unfavorable interest rates, the 10,000 BPS debt was repaid in January 2003. The mark-to-market currency adjustments of $1,900, recorded as a cumulative translation adjustment to shareholders’ equity, will remain there until the disposal of the investment.

Note 17: Capital Stock

On September 29, 2004, the Company completed a two-for-one split on common stock to all shareholders of record as of September 15, 2004. All share and per share data included in the accompanying financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

Purchases (sales) of common stock held in treasury during the three years ended December 31, 2004, are as follows:

                                                 2004          2003         2002
   ------------------------------------------------------------------------------
   Shares held, January 1                   5,065,400     5,369,400    5,642,600
   Employee stock purchase plan              (166,800)      (76,600)           -
   Purchases                                    3,800         1,000        5,800
   Stock-based compensation plans          (1,281,100)     (200,400)    (242,800)
   Donation of shares                               -       (28,000)     (36,200)
   ------------------------------------------------------------------------------
   Shares held December 31                  3,621,300     5,065,400    5,369,400
   ==============================================================================

In 2002, the Company’s Board of Directors authorized the donation of up to 80,000 shares of the Company’s stock over the next three years to a related party charitable organization. The Company donated 28,000 and 36,200 shares held in treasury to this organization in 2003 and 2002, respectively. No shares were donated during 2004.

In 2000, the Company established a nonqualified deferred compensation plan for designated executive officers. Deferred amounts are invested in funds at the executives’ election. The plan requires that a portion of the deferred amount be invested in the Company’s stock. Purchases of the Company’s stock by the plan were 3,800, 1,000 and 5,800 in 2004, 2003 and 2002, respectively. As of December 31, 2004, there were 40,800 shares of the Company’s stock held by the plan, including 20,500 shares deferred by employees under the 2004 Stock-Based Compensation Plan.

The Company maintains an employee stock purchase plan, which provides for the sale of the Company’s common stock to substantially all employees at a 15% discount. The plan has two six-month offering periods per calendar year at which time employees can enroll. Payroll deductions are limited to 25% of the employee’s base compensation. Employees may also make cash contributions to the plan. Employees may not buy more than $25 thousand worth of Company stock under the plan in any one calendar year. Shares are purchased at the lower of 85% of the Company’s stock price on the last trading day before commencement of the offering period or 85% of the Company’s stock price on the last day of the offering period. The plan purchases shares from stock held in treasury by the Company. The plan expires on December 31, 2006.

Note 18: Stock Option and Award Plans

During 2004, the 2004 Stock-Based Compensation Plan was approved by the shareholders and replaced all previous plans. This plan provides for the grant of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. At December 31, 2004, there were 2,100 shares of common stock available for future grants. A committee of the Board of Directors determines the terms and conditions of grants, except that the exercise price of certain options cannot be less than 100% of the fair market value of the stock on the date of grant. Vesting requirements vary by option grant. Option activity is summarized in the following table:

                                                 2004         2003         2002
   -----------------------------------------------------------------------------
   Options outstanding, January 1           4,725,800     4,235,800   3,862,400
   Granted                                    552,600       803,000     707,000
   Exercised                               (1,031,718)     (160,000)   (275,200)
   Forfeited                                   (2,626)     (153,000)    (58,400)
   -----------------------------------------------------------------------------
   Options outstanding, December 31         4,244,056     4,725,800   4,235,800
   Options exercisable, December 31         3,081,756     3,165,000   2,872,800
   =============================================================================

   Weighted Average Exercise Price               2004          2003        2002
   -----------------------------------------------------------------------------
   Options outstanding, January 1              $13.52        $13.95      $13.89
   Granted                                      19.37         11.58       14.15
   Exercised                                    13.78         13.33       13.61
   Forfeited                                    16.42         15.27       14.33
   -----------------------------------------------------------------------------
   Options outstanding, December 31            $14.22        $13.52      $13.95
   Options exercisable, December 31            $13.49        $14.13      $14.10
   =============================================================================

                                    Options Outstanding                Options Exercisable
                             -----------------------------------     ----------------------
                                                       Weighted
                                            Weighted   Average                     Weighted
                                            Average    Remaining                    Average
                             Number of      Exercise  Contractual      Number of   Exercise
Range of Exercise Prices       Options       Price       Life           Options      Price
-------------------------------------------------------------------------------------------
$11.30 - $12.86                  717,700     $11.43       3.2           668,700      $11.44
$12.87 - $13.99                1,738,956      13.30       4.9         1,178,256       13.26
$14.00 - $16.42                1,234,800      14.83       3.1         1,234,800       14.83
$16.43 - $19.37                  552,600      19.37       9.4                 -           -
-------------------------------------------------------------------------------------------
Total                          4,244,056     $14.22       4.6         3,081,756      $13.49
===========================================================================================

The weighted average fair value per option granted in 2004, 2003 and 2002 using the Black-Scholes option-pricing model was $5.19, $1.94 and $2.52, respectively. The following weighted average assumptions were used to compute the fair value of the option grants in 2004, 2003 and 2002: a risk-free interest rate of 3.9%, 1.9% and 3.3%, respectively; stock volatility of 27.7%, 29.1% and 26.8%, respectively; and dividend yields of 2.2%, 3.2% and 4.4%, respectively. Expected lives averaged 6 years for options granted in 2004, 3 years for options granted in 2003 and 6 years for options granted in 2002 under the key management employee plan.

Under the Company’s management incentive plan, participants are paid cash bonuses on the attainment of certain financial goals. Bonus participants are required to receive 25% of the value of their bonus, after certain adjustments for taxes payable, in shares of the Company’s common stock at current fair market value. Bonus participants are given a restricted stock award equal to one share for each four shares of common stock issued with bonus awards. The restricted stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of the stock purchased. Restricted stock award grants were 14,600 shares, 8,600 shares and 8,200 shares in 2004, 2003 and 2002, respectively.

Restricted stock forfeitures of 800 shares, 2,400 shares and 1,400 shares occurred in 2004, 2003 and 2002, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $18.25 per share in 2004, $9.67 per share in 2003 and $14.42 per share in 2002.

In 2004, the Company awarded 378,900 shares of performance vesting restricted shares to key employees under the 2004 Stock-Based Compensation Plan. The shares vest over three performance periods upon the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital. The awards are forfeited if results for the respective performance period are less than 70% of the targeted performance conditions. The achievement of performance conditions between 70% and 100% of the designated plan targets will result in the vesting of 50% to 100% of the original award amounts. For the first performance period ending in December 2004, 117,782 shares vested according to the achievement of the performance conditions. For the second performance period ending in December 2005, achievement of between 100% and 150% of the performance target will result in the issuance of an additional unrestricted share award, up to a maximum of 50% of that performance period’s original target award of 124,834 shares. For the third performance period ending in December 2006, achievement of between 100% and 150% of the performance target will result in the issuance of an additional unrestricted share award, up to a maximum of 100% of that performance period’s original target award of 124,834 shares.

As the ultimate number of shares that will be awarded will not be known until the end of these performance periods, the plan is accounted for as a variable award plan under APB 25, and compensation expense is recognized over the performance period(s) based on an estimate of the number of shares that will vest, taking into account the performance criteria and the market price of the stock at the end of each interim period until the final award is determined.

Unearned compensation of $8,000 was recorded for the performance vesting restricted shares at the date of grant. Compensation expense of $5,100 was recognized for these shares during 2004. In addition to the performance vesting restricted share awards, unearned compensation of $300 was recorded for time-vesting restricted shares under the previous described management incentive program. The remaining balance of unearned compensation on all restricted stock awards is included as a separate component of equity and will be recognized as an expense over the respective vesting periods.

Note 19: Commitments and Contingencies

At December 31, 2004, the Company was obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2004, 2003 and 2002 was $7,000, $6,700 and $6,500, respectively, and is net of sublease income of $700, $700, and $600, respectively.

At December 31, 2004, future minimum rental payments under non-cancelable operating leases were:

     --------------------------------------------------------------------
     2005                                                         $7,900
     2006                                                          7,200
     2007                                                          6,800
     2008                                                          7,000
     2009                                                          6,800
     Thereafter                                                   20,100
     --------------------------------------------------------------------
     Total                                                        55,800
     Less sublease income                                          1,900
     --------------------------------------------------------------------
                                                                 $53,900
     ====================================================================

At December 31, 2004, outstanding unconditional contractual commitments for the purchase of equipment and raw materials amounted to $2,700, all of which is due to be paid in 2005.

During 2003, the Company purchased land from Lenoir County, N.C., for $2,000 on which the Company rebuilt its compression molding operation. Under the terms of the agreement, commencing in 2005, the County will reimburse the purchase price of the land in yearly increments of $200 as long as the Company complies with certain capital investment and employment conditions.

The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The Company believes the accrued liability of $2,100 at December 31, 2004 is sufficient to cover the future costs of these remedial actions, including the expected demolition and environmental cleanup at the former Kinston, North Carolina site. The accrued liability at December 31, 2003 was $2,500. The facilities being addressed are as follows: 1) former Technical Center facility in Phoenixville, Pa.; 2) former plastics manufacturing facility in Wayne, N.J.; 3) current operating plant in St. Petersburg, Fla.; and 4) former Kinston, N.C. facility, which was destroyed by fire in January 2003.

The Company has letters of credit totaling $4,000 supporting the reimbursement of workers’ compensation and other claims paid on West’s behalf by insurance carriers. The Company’s accrual for insurance obligations was $3,400 at December 31, 2004.

The Company has been named a defendant in three lawsuits filed in connection with the explosion and related fire at the Kinston, N.C. plant. In the first, plaintiffs seek unspecified compensatory and punitive damages from the Company. Because this lawsuit is in its early stages, the Company is unable to estimate the plaintiffs’ alleged damages. The second is a subrogation action on behalf of local fire departments seeking reimbursement for equipment allegedly damaged while fighting the fire. Investigation to date indicates that the maximum amount in controversy in this matter is $200. In the third suit, plaintiffs did not name the Company as a defendant, but the Company has been brought in as an additional party by named defendants under a North Carolina procedure. Under this procedure, a finding of liability against the Company would not result in a payment by the Company. Instead, the finding would reduce any damages awarded to plaintiffs against the named defendants by the amount that the Company and its workers’ compensation carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs. In addition, the finding would extinguish the right to subrogation of amounts paid by the Company’s carrier in workers’ compensation benefits to those plaintiffs. The Company believes that overall it has sufficient insurance to cover losses from expected litigation associated with the incident.

Note 20: New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standard 123, “Share-Based Payment” (FAS 123). The revised statement prohibits the use of the intrinsic value method and requires the use of a fair-value based measurement method in accounting for share-based payment transactions with employees. The requirements of the revised FAS 123 standard are mandatory for interim reporting periods beginning after June 15, 2005. The Company plans to adopt the statement early on January 1, 2005 using the modified prospective method. Under this method, stock-based employee compensation cost will be recognized for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under FAS 123. Management expects the compensation expense associated with stock options and employee stock purchase programs to impact full-year diluted earnings per share from continuing operations by approximately $.03 — $.05 per share in 2005.

In November 2004, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overheads on conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial position or results of operations.

In November 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods that began after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires a company to consolidate a variable interest entity if the company has a variable interest that will absorb the majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The new interpretation was effective immediately at the time of its release for variable interest entities created after January 31, 2003 and effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which the company holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46R on January 1, 2004. The adoption of FIN 46R did not have an impact on the Company’s financial position or results of operations.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of West Pharmaceutical Services, Inc.

We have completed an integrated audit of West Pharmaceutical Services Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, PA
March 7, 2005

Quarterly Operating and Per Share Data (Unaudited)
(in thousands of dollars, except per share data)

                                         First       Second      Third       Fourth
                                        Quarter     Quarter     Quarter     Quarter    Full Year
-------------------------------------------------------------------------------------------------
2004
Net sales                               $130,400    $136,100    $133,100    $142,000    $541,600
Gross profit                              39,500      42,400      35,900      38,100     155,900
Income from continuing operations          8,900      10,500       6,800       7,300      33,500
Discontinued operations, net              (1,900)     (2,800)     (2,500)     (6,900)    (14,100)
-------------------------------------------------------------------------------------------------
Net income                              $  7,000    $  7,700    $  4,300    $    400    $ 19,400
-------------------------------------------------------------------------------------------------
Basic earnings per share
  Continuing operations                 $    .30    $    .35    $    .23    $    .24    $   1.12
   Discontinued operations                  (.06)       (.09)       (.09)       (.23)       (.47)
-------------------------------------------------------------------------------------------------
                                        $    .24    $    .26    $    .14    $    .01    $    .65
------------------------------------------------ ----------- ----------- ----------- -----------
Diluted earnings per share
  Continuing operations                 $    .30    $    .34    $    .22    $    .23    $   1.09
   Discontinued operations                  (.07)       (.09)       (.08)       (.22)       (.46)
-------------------------------------------------------------------------------------------------
                                        $    .23    $    .25    $    .14    $    .01    $    .63
-------------------------------------------------------------------------------------------------

2003
Net sales                               $116,300    $125,100    $118,200    $123,800    $483,400
Gross profit                              36,300      41,200      35,500      40,400     153,400
Income (loss) from continuing operations   5,800       9,100       7,200      20,800      42,900
Discontinued operations, net              (2,000)     (2,200)     (3,100)     (3,700)    (11,000)
-------------------------------------------------------------------------------------------------
Net income                              $  3,800    $  6,900    $  4,100    $ 17,100    $ 31,900
-------------------------------------------------------------------------------------------------
Basic earnings (loss) per share
  Continuing operations                 $    .20    $    .32    $    .25    $    .71    $   1.48
  Discontinued operations                   (.07)       (.08)       (.11)       (.12)       (.38)
-------------------------------------------------------------------------------------------------
                                        $     .13   $    .24    $    .14    $    .59    $   1.10
-------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Continuing operations                 $    .20         .32    $    .25    $    .69    $   1.48
  Discontinued operations                   (.07)       (.08)       (.11)       (.12)       (.38)
-------------------------------------------------------------------------------------------------
                                        $    .13    $    .24    $    .14    $    .57    $   1.10
-------------------------------------------------------------------------------------------------

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the full year amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

• Full year 2004 and 2003 results include costs associated with the Kinston plant explosion. See Note “Kinston.”
• Full year 2004 results include the effects of the utilization of foreign tax credits and a change in French tax legislation. See Note “Income Taxes.”
• First quarter 2004 results include the effect of the gain on the property sale by the Company's Mexican affiliate. See Note “Affiliated Companies.”
• Fourth quarter 2004 results include the effect of the closure of the Company's plastic device plant located in the U.K. See Note “Restructuring and Impairment Charges.”

• Fourth quarter 2003 results include the effect of the gain from the insurance settlement from the Kinston plant explosion. See Note “Kinston.”
• Fourth quarter 2003 results include the effect of the impairment of the Company’s plastic device plant. See Note “Restructuring and Impairment Charges.”
               First Quarter         Second Quarter        Third Quarter        Fourth Quarter             Year
------------------------------------------------------------------------------------------------------------------------
Stock Price  High   Low   Close    High   Low   Close     High   Low   Close   High    Low   Close   High    Low   Close
------------------------------------------------------------------------------------------------------------------------
2004       $19.00 $16.38 $18.70  $21.65 $18.40 $21.15   $21.67 $18.30 $20.85  $25.49 $20.36 $25.03  $25.49 $16.38 $25.03
2003        12.44   8.33   9.80   13.08   9.95  12.25    17.38  11.60  15.66   17.90  15.45  16.95   17.90   8.33  16.95
2002        15.27  12.50  15.18   16.25  13.95  16.05    16.00  10.54  10.71   12.40   8.13  12.20   16.25   8.13  12.20
========================================================================================================================

Close is the last trading day of the quarter or the year.

Dividends Paid Per Share     First      Second      Third      Fourth
                            Quarter     Quarter    Quarter     Quarter     Year
-------------------------------------------------------------------------------
2004                        $.105         $.105     $.105        $.11     $.425
2003                          .10           .10       .10        .105      .405
2002                         .095          .095      .095         .10      .385
===============================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004 our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The management of West Pharmaceutical Services, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

On February 14, 2005, the Company filed a Current Report on Form 8-K. Under Items 1.01 and 2.01, the Company furnished to the Commission information regarding the completed sale of a substantial majority interest in its drug delivery business to Archimedes Pharma, a new U.K.-based European specialty pharmaceutical company backed by Warburg Pincus. Under Item 9.01(b), the Company stated that pro forma financial information would be filed with the Commission within 71 days of the date on which this Report was due. All financial information presented within Item 8 of this report has been restated to include the drug delivery business as a discontinued operation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information called for by this Item is incorporated by reference to “GOVERNANCE OF THE COMPANY — AUDIT COMMITTEE,” “GOVERNANCE OF THE COMPANY – INFORMATION ABOUT THE BOARD AND ITS COMMITTEES,” “SHAREHOLDER PROPOSALS FOR 2006 ANNUAL MEETING,” “STOCK OWNERSHIP — SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “GOVERNANCE OF THE COMPANY — CODE OF BUSINESS CONDUCT,” and “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

Information about executive officers of the Company is set forth in Item 4 (a) of this report.

Item 11. Executive Compensation.

Information called for by this Item is incorporated by reference to “EXECUTIVE COMPENSATION,” “GOVERNANCE OF THE COMPANY — COMPENSATION OF DIRECTORS” and “SHAREHOLDER RETURN PERFORMANCE GRAPH” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information called for by this Item is incorporated by reference to “EQUITY COMPENSATION PLAN INFORMATION” and “STOCK OWNERSHIP” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Information called for by this Item is incorporated by reference to “AUDIT AND NON-AUDIT FEES” and “AUDIT COMMITTEE POLICY ON APPROVAL OF AUDIT AND NON-AUDIT SERVICES” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     1. The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)     2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

                                                       Balance at   Charged to
                                                       beginning    costs and     Deductions    Balance at
                                                       of period    expenses      (1)           end of period
                                                       -------------------------------------------------------
 For the year ended December 31, 2004
        Allowances deducted from assets
       Deferred tax asset valuation allowance           $26,100      $(7,600)        $(600)       $17,900
       Allowance for doubtful accounts receivable           700            -          (200)           500
                                                        -----------------------------------------------------
               Total allowances deducted from assets    $26,800      $(7,600)        $(800)       $18,400
                                                        =====================================================

 For the year ended December 31, 2003
        Allowances deducted from assets
       Deferred tax asset valuation allowance           $20,800        $4,300        $1,000       $26,100
       Allowance for doubtful accounts receivable           700           200          (200)          700
                                                       -----------------------------------------------------
              Total allowances deducted from assets     $21,500        $4,500         $ 800       $26,800
                                                       =====================================================

 For the year ended December 31, 2002
        Allowances deducted from assets
       Deferred tax asset valuation allowance           $15,700        $5,200        $(100)       $20,800
       Allowance for doubtful accounts receivable           500           200            -            700
                                                       -----------------------------------------------------
             Total allowances deducted from assets      $16,200        $5,400        $(100)       $21,500
                                                       =====================================================

    (1)        Includes accounts receivable written off and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)	3. See Index to Exhibits on pages F-1, F-2, F-3, F-4, F-5, F-6 and F-7 of this Report.

(b)	The exhibits are listed in the Index to Exhibits on pages F-1, F-2, F-3, F-4, F-5, F-6 and F-7 of this Report.

(c)	Financial Statements of affiliates are omitted because they do not meet the tests of a significant subsidiary at the 20% level.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC. /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, President, Chief Executive Officer	March 8, 2005
Donald E. Morel, Jr.,Ph.D	and Chairman of the Board,
(Principal Executive Officer)
/s/ Joseph E.Abbott	Vice President and Corporate Controller	March 8, 2005
Joseph E. Abbott	(Principal Accounting Officer)
/s/ Tenley E. Albright	Director	March 8, 2005
Tenley E. Albright*
/s/ George W. Ebright	Director	March 8, 2005
George W. Ebright
/s/ William J. Federici	Vice President and Chief Financial Officer	March 8, 2005
William J. Federici	(Principal Financial Officer)
/s/ L. Robert Johnson	Director	March 8, 2005
L. Robert Johnson*
/s/ William H.Longfield	Director	March 8, 2005
William H. Longfield*
/s/ John P.Neafsey	Director	March 8, 2005
John P. Neafsey*
/s/ Anthony Welters	Director	March 8, 2005
Anthony Welters*
/s/ Geoffrey F. Worden	Director	March 8, 2005
Geoffrey F. Worden*
/s/ Robert C. Young	Director	March 8, 2005
Robert C. Young*
/s/ Patrick J. Zenner	Director	March 8, 2005
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

INDEX TO EXHIBITS

ExhibitNumber

(2)	None.

(3)(a)

Amended and Restated Articles of Incorporation of the Company through January 4, 1999, incorporated by reference to Exhibit (3)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(3)(b)	Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (3)(b) to the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8036).

(4)(a)	Form of stock certificate for common stock, incorporated by reference to Exhibit (4) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(b)

Article 5, 6, 8(c) and 9 of the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit (3)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(4)(c)

Article I and V of the Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (4)(c) to the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8036).

(9)	None.

(10)(a)

Lease dated as of December 31, 1992 between Lion Associates, L.P. and the Company, relating to the lease of the Company’s headquarters in Lionville, Pa., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

(10)(b)

First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and the Company, incorporated by reference to Exhibit (10)(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 8036).

(10)(c)

Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and the Company relating to the lease of the Company’s site in Montgomery, Pa. , incorporated by reference to Exhibit (10) (c) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1- 8036).

ExhibitIndex

(10)(d)

Discounted Stock Purchase Plan, as Amended and Restated, dated as of November 5, 1991, incorporated by reference to Exhibit (10)(aa) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8036).

(10)(d)(1)

Amendment No. 1 to Discounted Stock Purchase Plan, effective as of December 31, 2001, incorporated by reference to Exhibit (10) (bb) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8036).

(10)(e)	Long-Term Incentive Plan, as amended March 2, 1993, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-8036).

(10)(f)	Amendments to the Long Term Incentive Plan, dated April 30,1996, incorporated herein by reference to Exhibit (10)(a) of the Company’s Form 10-Q for the quarter ended June 30, 1996 (File No. 1-8036).

(10)(f)(1)

Amendment to the Long Term Incentive Plan, Effective October 30, 2001, incorporated by reference to Exhibit 10(d)(1) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(g)

1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999, incorporated by reference to Exhibit (10)(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1- 8036).

(10)(h)

Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, incorporated by reference to Exhibit 10 (f) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(i)	2002 Management Incentive Bonus Plan, incorporated by reference to Exhibit (10) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-8036).

(10)(j)	Management Incentive Plan 2003, incorporated by reference to Exhibit (10) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-8036).

ExhibitIndex

(10)(k)

Form of 2004 Management Incentive Plan (Pharmaceutical Systems Division – Americas Region, Corporate, Pharmaceutical Systems Division – Device Group, Drug Delivery Division, Pharmaceutical Systems Division – Europe/Asia, and Pharmaceutical Systems Division), incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-8036).

(10)(l)

Form of Second Amended and Restated Change-in-Control Agreement between the Company and certain of its executive officers dated as of March 25, 2000, incorporated by reference to Exhibit (10)(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-8036).

(10)(l)(1)

Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between the Company and certain of its executive officers, incorporated by reference to Exhibit 10(g)(1) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(m)	Schedule of agreements with executive officers.

(10)(n)

Non-Competition Agreement, dated as of April 30, 2002, between the Company and William G. Little, incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-8036).

(10)(o)

Employment Agreement, dated as of April 30, 2002, between the Company and Donald E. Morel, Jr., incorporated by reference to Exhibit 10 (c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-8036).

(10)(p)

Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between the Company and Donald E. Morel, Jr., incorporated by reference to Exhibit 10 (d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1- 8036).

(10)(q)	Supplemental Employees’ Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8036).

ExhibitIndex

(10)(r)

Amendment No. 1 to Supplemental Employees’ Retirement Plan, incorporated by reference to Exhibit (10)(l) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-8036).

(10)(s)

Amendment No. 2 to Supplemental Employees’ Retirement Plan, incorporated by reference to Exhibit (10)(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-8036).

(10)(t)

Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective January 1, 2004, incorporated by reference to Exhibit (10)(s) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8036).

(10)(u)

Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999, incorporated by reference to Exhibit (10) (a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(v)

1999 Stock-Equivalents Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit (10)(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-8036).

(10)(v)(1)

1998 Key Employee Incentive Compensation Plan, dated March 10, 1998, incorporated by reference to Exhibit (10)(y) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8036).

(10)(w)

Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001, incorporated by reference to Exhibit 10 (s) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8036).

(10)(x)

Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 20, 2001 (File No. 1-8036).

(10)(y)	Side letter dated November 30, 2001, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 20, 2001 (File No. 1-8036).

ExhibitIndex

(10)(z)	2003 Employee Stock Purchase Plan, effective as of June 1, 2003, incorporated by reference to Appendix A of the Company’s 2003 Definitive Proxy Statement on Form 14A (File No. 1-8036).

(10)(aa)

Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between the Company and Bruce S. Morra, incorporated by reference to Exhibit (10)(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(aa)(1)

Amendment to Non-Competition Agreement, dated as of May 1, 2003, between the Company and Bruce S. Morra, incorporated by reference to Exhibit (10)(e) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(bb)

Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the “Credit Agreement”) among the Company, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank, National Association, as Agent, incorporated by reference to Exhibit (10)(f)(1) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(cc)

Commitment and Acceptance, dated as of July 21, 2003, with respect to the Credit Agreement among the Company, Manufacturers and Traders Trust Company and PNC Bank, N.A., incorporated by reference to Exhibit (10)(f)(2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8036).

(10)(dd)	Credit Agreement, dated as of May 17, 2004, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 28, 2004 (File No. 1-8036).

(10)(ee)

Amendment to Letter Agreement, dated as of May 1, 2003, between the Company and Robert S. Hargesheimer, incorporated by reference to Exhibit (10)(cc) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8036).

(10)(ff)	2004 Stock-Based Compensation Plan, effective as of May 5, 2004, incorporated by reference to Appendix B of the Company’s 2004 Definitive Proxy Statement on Form 14A (File No. 1-8036).

ExhibitIndex

(10)(gg)

Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference to Exhibit (10)(a) of the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8036).

(10)(hh)

Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference to Exhibit (10)(b) of the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8036).

(10)(ii)

Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference to Exhibit (10)(c) of the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8036).

(10)(jj)

Form of Director 2004 Bonus and Incentive Share Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference to Exhibit (10)(d) of the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8036).

(10)(kk)

Form of Director 2004 Performance Restricted Share Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference to Exhibit (10)(e) of the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8036).

(10)(ll)	Letter agreement dated as of January 8, 2005 between the Company and Bruce S. Morra.

(11)	Not Applicable.

(12)	Not Applicable.

(16)	Not Applicable.

(18)	None.

(21)	Subsidiaries of the Company.

(22)	None.

(23)	Consent of Independent Registered Public Accounting Firm.

ExhibitIndex

(24)	Powers of Attorney.

(31)(a)	Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)	Section 302 Certification by William J. Federici.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	None.