Form 10-Q
period 2005-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2005-05-10
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Pennsylvania	23-1210010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Gordon Drive, PO Box 645, Lionville, PA	19341-0645
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-594-2900

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_X_ No ___.
March 31, 2005 – 31,091,418

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Index

Form 10-Q for the Quarter Ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$149,500	$130,400
Cost of goods sold	103,100	90,900
Gross profit	46,400	39,500
Selling, general and administrative expenses	25,200	25,100
Other expense, net	1,100	800
Operating profit	20,100	13,600
Interest expense, net	2,000	1,900
Income before income taxes	18,100	11,700
Provision for income taxes	5,700	3,800
Income from consolidated operations	12,400	7,900
Equity in net income of affiliated companies	600	1,000
Income from continuing operations	13,000	8,900
Discontinued operations, net of tax	300	(1,900)
Net income	$13,300	$7,000

Net income per share:
Basic
Continuing operations	$0.42	$0.30
Discontinued operations	0.01	(0.06)
	$0.43	$0.24

Assuming dilution
Continuing operations	$0.41	$0.30
Discontinued operations	0.01	(0.07)
	$0.42	$0.23

Average common shares outstanding	30,645	29,444
Average shares assuming dilution	31,775	30,134

Dividends declared per common share	$0.110	$0.105

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash, including cash equivalents	$54,000	$68,800
Accounts receivable, net of allowance	84,300	72,900
Inventories	62,500	56,700
Deferred income taxes	7,100	8,200
Current assets held for sale	2,600	9,100
Other current assets	12,500	10,800
Total current assets	223,000	226,500

Property, plant and equipment	594,600	605,100
Less accumulated depreciation and amortization	317,100	321,300
	277,500	283,800
Investments in and advances to affiliated companies	27,200	26,600
Goodwill	44,100	42,400
Pension asset	47,000	47,700
Deferred income taxes	18,800	17,900
Patents	1,300	1,300
Noncurrent assets held for sale	2,200	2,200
Other assets	8,900	10,300
Total Assets	$650,000	$658,700

LIABILITES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$10,000
Accounts payable	23,400	29,300
Current liabilities of discontinued operations	700	700
Accrued expenses:
Salaries, wages and benefits	20,900	23,000
Income taxes payable	13,800	16,900
Restructuring costs	3,100	3,400
Deferred income taxes	8,000	7,900
Other current liabilities	29,100	25,300
Total current liabilities	99,000	116,500
Long-term debt	152,700	150,800
Deferred income taxes	44,800	45,000
Other long-term liabilities	45,800	45,300
Shareholders’ equity	307,700	301,100
Total Liabilities and Shareholders’ Equity	$650,000	$658,700

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock					Treasury Stock
(in thousands, except per share data)	Number of shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Total
Balance, December 31, 2004	34,330	$8,600	$24,500	$287,500	$36,400	(3,621)	$(55,900)	$301,100
Net income				13,300				13,300
Shares issued for business acquisition			800			67	1,000	1,800
Shares issued under stock plans			400			315	3,500	3,900
Cash dividends declared ($.11 per share)				(3,400)				(3,400)
Foreign currency translation adjustment					(9,100)			(9,100)
Minimum pension liability translation adjustment					100			100
Balance, March 31, 2005	34,330	$8,600	$25,700	$297,400	$27,400	(3,239)	$(51,400)	$307,700

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows provided by operating activities:
Net income	$13,300	$7,000
(Income) loss from discontinued operations	(300)	1,900
Depreciation and amortization	10,000	7,800
Other non-cash items, net	2,600	1,000
Changes in assets and liabilities	(23,900)	(17,000)
Insurance proceeds for business interruption and other costs	—	9,200
Net cash provided by operating activities	1,700	9,900

Cash flows provided by (used in) investing activities:
Property, plant and equipment acquired	(8,100)	(16,500)
Insurance proceeds received for property damage	—	31,800
Acquisition of business, net of cash acquired	(3,400)	—
Repayment of affiliate loan	—	600
Customer advances, net of repayments	—	600
Other	100	(100)
Net cash (used in) provided by investing activities	(11,400)	16,400

Cash flows used in financing activities:
Net borrowings (repayments) under revolving credit agreements	2,600	(18,900)
Repayment of other short-term debt	(10,000)	(4,600)
Dividend payments	(3,300)	(3,100)
Issuance of common stock	3,000	4,800
Net cash used in financing activities	(7,700)	(21,800)
Net cash provided by (used in) discontinued operations	4,600	(1,800)
Effect of exchange rates on cash	(2,000)	100
Net (decrease) increase in cash and cash equivalents	(14,800)	2,800
Cash, including cash equivalents at beginning of period	68,800	37,800
Cash, including cash equivalents at end of period	$54,000	$40,600

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1.

The interim consolidated financial statements for the three-month period ended March 31, 2005 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (the Company), appearing in the Company’s 2004 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Interim Period Accounting Policy

In the opinion of management, the unaudited condensed consolidated financial statements, contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the periods ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of results for the full year.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

The Company has indicated its intention to repatriate up to $70,000 of unremitted earnings of foreign subsidiaries in 2005 in order to take advantage of the incentive provided to U.S. Corporate taxpayers under the American Jobs Creation Act of 2004 (“AJCA”). The repatriation will result in a tax charge of between $2,000 and $4,000 under the AJCA. It is expected that technical corrections to that law will be enacted in 2005 that will provide essential clarification regarding the tax incentive underlying the Company’s repatriation plans. The Company completed plans to remit $14,000 in the first quarter of 2005, of which $9,000 was paid as of March 31, 2005. The first quarter remittance plans did not impact the 2005 effective tax rate due to the use of available foreign tax credits. Planning for further repatriations has been deferred pending the passage of the necessary technical corrections legislation. The Company intends to use the repatriated funds primarily to strengthen its balance sheet through repayment of U.S. debt.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

2.

In February 2005, the Company acquired the stock of Monarch Analytical Laboratories, Inc. (Monarch). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, the Company paid $1,900 in cash and $1,800 in common stock for Monarch. Additionally, the Company assumed, and subsequently paid, debt in the amount of $1,900. The allocation of the purchase price follows:

Current assets	$900
Property, plant and equipment	2,000
Current liabilities and deferred taxes	(500)
Goodwill	3,200

Pro forma results assuming the acquisition of Monarch as of January 1, 2005 would not be materially different from reported sales or net income.

3.

On January 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment – Revised 2004”, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. For the three months ended March 31, 2005, the Company recorded pretax compensation expense associated with stock options of $500. Total compensation cost related to nonvested options not yet recognized is $3,800. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in the first three months of 2004 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

Three Months Ended
3/31/04
Net income, as reported	$7,000

Add: Stock-based compensation expense included in net income, net of tax	200

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(500)

Pro forma net income	$6,700

Net income per share:

Basic, as reported	$0.24
Basic, pro forma	0.23

Diluted, as reported	$0.23
Diluted, pro forma	$0.22

In the first quarter of 2005, the Company granted 245,600 options to key employees under the 2004 Stock-Based Compensation Plan. These option awards vest based on 4 years of continuous service and have 10-year contractual terms. Upon exercise, shares are issued from treasury stock in exchange for the exercise price of the options. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions: average risk-free interest rate of 4.1%, average expected life of 6 years, historical volatility of 27.3% and dividend yield of 1.7%. The grant date fair value of options granted during the three months ended March 31, 2005 was $7.27.

In addition to stock options, the Company issues performance vesting restricted shares (“PVR shares”) under the 2004 Stock-Based Compensation Plan, whose vesting depends on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital for specified performance periods. At December 31, 2004, 252,600 PVR shares were outstanding, which vest over two performance periods through 2006. During the first quarter of 2005, the Company awarded 89,330 PVR shares to key employees covering a three-year performance period ending December 31, 2007. The PVR shares are forfeited if results for the performance period are less than 70% of the targeted performance. Achievement of between 70% and 100% of the performance targets would result in a vesting of between 50% and 100% of the PVR shares. Achievement of between 101% and 150% of the performance targets would result in the award of up to 89,330 additional, unrestricted shares, depending on the level of achievement. The fair value of PVR shares is determined at the grant date fair market value and is generally recognized as

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

an expense over the vesting period. Total compensation cost related to nonvested PVR shares not yet recognized is $6,800. During the first quarter of 2005, pretax compensation expense for all PVR shares of $700 was recorded.

4.	Inventories at March 31, 2005 and December 31, 2004 were as follows:

	3/31/05	12/31/04
Finished goods	$28,300	$28,800
Work in process	12,000	9,600
Raw materials	22,200	18,300
	$62,500	$56,700

5.	Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	3/31/05	3/31/04
Net income	$13,300	$7,000
Foreign currency translation adjustments	(9,100)	(3,200)
Minimum pension liability translation adjustments	100	(100)
Comprehensive income	$4,300	$3,700

6.

As of March 31, 2005, the Company’s operations are comprised of one reportable segment: Pharmaceutical Systems. General Corporate expenses and U.S. pension expenses are not reflected in operating profit reviewed by Pharmaceutical Systems management. Operating profit by reportable segment and consolidated income before income taxes for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	3/31/05	3/31/04
Pharmaceutical Systems	$27,500	$20,600
Corporate costs	(6,100)	(5,800)
U.S. pension expense	(1,300)	(1,200)
Operating profit	20,100	13,600
Interest expense, net	(2,000)	(1,900)
Income before income taxes	$18,100	$11,700

7.

Common stock issued at March 31, 2005 was 34,330,282 shares, of which 3,238,864 shares were held in treasury. Dividends of $.11 per common share were paid in the first quarter of 2005 and a dividend of $.11 per share payable May 4, 2005 to holders of record on April 20, 2005 was declared on March 7, 2005.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

Below are the calculations of earnings per share for the three months ended March 31, 2005 and 2004. Options to purchase 245,600 shares of common stock that were outstanding during the quarter ended March 31, 2005, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no antidilutive options outstanding during the quarter ended March 31, 2004.

	Three Months Ended
	3/31/05	3/31/04
Net income	$13,300	$7,000

Average common shares outstanding	30,645	29,444
Add: Dilutive stock options	1,130	690
Average shares assuming dilution	31,775	30,134

Basic net income per share	$0.43	$0.24
Diluted net income per share	$0.42	$0.23

8.

The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The Company believes the accrued liability of $2,700 at March 31, 2005 is sufficient to cover the future costs of these remedial actions. Although the Company cannot be certain, the Company expects that remediation activities at all facilities will be completed in 2005, with the exception of periodic groundwater compliance monitoring activity.

9.

The goodwill balance as of March 31, 2005, was $44,100 compared to $42,400 as of December 31, 2004. The purchase of Monarch Laboratories in 2005 increased the goodwill balance $3,200 while foreign currency translation adjustments decreased the balance $(1,500).

The cost and respective accumulated amortization for the Company’s patents, was $2,300 and $1,000, respectively, as of March 31, 2005 and December 31, 2004. The Company recorded amortization expense of less than $100 for the three months ended March 31, 2005 and 2004. Amortization for the full year 2005 is estimated to be $200. The estimated annual amortization expense for each of the next five years is approximately $200 per year.

10.

The Company’s restructuring liability was $3,100 at March 31, 2005, a decrease of $300 from December 31, 2004, due to severance and benefit payments to former employees. The remaining balance relates principally to the closure of a plastics manufacturing facility in the U.K. The severance and other payments connected with this plant closure are expected to be completed during 2005.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

11.	Other expense for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	3/31/2005	3/31/2004
Foreign exchange transaction losses	$400	$400
Loss on sales of equipment and other assets	100	400
Other	600	—
	$1,100	$800

The majority of the increase is related to a $500 impairment of an investment in a company that had been developing genomics analysis technology, following that company’s unsuccessful efforts in finding a commercial sponsor.

12.	The components of net pension expense for domestic and international plans for the three months ended March 31, 2005 and 2004 were as follows:

	Pension benefits		Other retirement benefits
	3/31/05	3/31/04	3/31/05	3/31/04
Service cost	$1,400	$1,300	$200	$200
Interest cost	3,000	2,900	100	100
Expected return on assets	(3,800)	(3,600)	—	—
Amortization of prior service cost	100	200	—	—
Recognized actuarial losses	800	700	—	—
Pension expense	$1,500	$1,500	$300	$300

	Pension benefits		Other retirement Benefits		Total
	3/31/05	3/31/04	3/31/05	3/31/04	3/31/05	3/31/04
Domestic plans	$1,000	$900	$300	$300	$1,300	$1,200
International plans	500	600	—	—	500	600
	$1,500	$1,500	$300	$300	$1,800	$1,800

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

13.

The Company has been named a defendant in three lawsuits filed in connection with the January 2003 explosion and related fire at the Kinston, N.C. plant. In the first, plaintiffs seek unspecified compensatory and punitive damages from the Company. Because this lawsuit is in its early stages, the Company is unable to estimate the plaintiffs’ alleged damages. The second is a subrogation action on behalf of local fire departments seeking reimbursement for equipment allegedly damaged while fighting the fire. Investigation to date indicates that the maximum amount in controversy in this matter is $200. In the third suit, plaintiffs did not name the Company as a defendant, but the Company has been brought in as an additional party by named defendants under a North Carolina procedure. Under this procedure, a finding of liability against the Company would not result in a payment by the Company. Instead, the finding would reduce any damages awarded to plaintiffs against the named defendants by the amount that the Company and its workers’ compensation carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs. In addition, the finding would extinguish the right to subrogation of amounts paid by the Company’s carrier in workers’ compensation benefits to those plaintiffs. The Company believes that overall it has sufficient insurance and reserves to cover losses from expected litigation associated with the incident.

14.

During 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The Company also announced in 2004 that it intends to exit the clinical services business during 2005. The drug delivery business and the clinical services business comprised the Drug Delivery Systems segment. Accordingly, the Company restated all previous periods to include the former Drug Delivery Systems segment as a discontinued operation. A pretax loss on the sale of the business segment of $4,700 was recorded in 2004.

Net sales and income from discontinued operations for the three months ended March 31, 2005 and 2004 were as follows:

	3/31/05	3/31/04
Net sales	$2,900	$3,200
Pretax income (loss) from discontinued operations	400	(2,900)
Income tax benefit	(100)	1,000
Net income (loss) from discontinued operations	$300	$(1,900)

The Company completed the sale of its drug delivery business in the first quarter of 2005 resulting in decreased costs when compared to the first quarter of 2004 when the business was fully operational. The income in 2005 reflects the results of the clinical services unit which continues to operate while the Company evaluates potential sale opportunities for that business.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(continued)

Net cash provided by discontinued operations for the three months ended March 31, 2005 was $4,600 primarily due to the receipt of the proceeds from the sale of the drug delivery business. For the same three-month period in 2004, cash used in operating activities of discontinued operations was $1,900.

15.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.

16.

On April 28, 2005, the Company entered into a definitive agreement to acquire the business assets of The Tech Group, Inc., a privately owned company headquartered in Arizona. The Company will not acquire The Tech Group’s ownership interest in Tech Group Asia. The Tech Group manufactures plastic components and assemblies for the pharmaceutical, medical device, consumer products and personal care markets. The transaction remains subject to clearance under the Hart-Scott-Rodino Act but is expected to close in May 2005.

Total consideration will be $140,000 in cash with a portion of the purchase price deferred and contingent on the performance of the business in 2005 and 2006. The acquisition will be financed from available cash and new bank and private lender debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

Item 2.

Net Sales

First quarter sales grew by 15% (3% due to exchange rates) to $149.5 million, a $19.1 million increase over the $130.4 million reported in the first quarter of 2004. Comparable sales growth occurred in each of the Company’s largest markets in North America and Europe. Sales of the Company’s pharmaceutical packaging components were more than $12 million (or $9 million at constant exchange rates) above first quarter 2004 results. Sales of Westar ® treated and advanced coated products continue to drive the improved sales results in this category. Sales of disposable medical devices contributed $2 million of the sales increase, led by sales of a new IV bag fitment and increased sales of blood collection components. Growth in sales of consumer product components, including baby nursing nipples, juice and dairy closures and personal care products were almost $3 million above those achieved in the first quarter of 2004, more than offsetting lost revenues associated with the closure in late 2004 of the Company’s Lewes UK facility. Laboratory, development, tooling and other service revenues were $2 million above first quarter 2004 results, mostly due to proceeds from tooling and development agreements. Revenue recognition for these value-added services commenced in the second quarter of 2004. Overall price increases accounted for $1.7 million of the sales increase over the quarter ended March 31, 2004.

Management believes that a portion of the first quarter 2005 sales growth for specially treated pharmaceutical packaging components is attributed to changes in customer order patterns, including the building of customer inventories prior to formulation changes. On a full-year basis, management anticipates revenue growth to be between 6% and 8%, before currency effects, above prior year levels. The sales backlog at March 31, 2005 was $153.5 million, approximately equal with year end 2004 levels, but $13 million lower than those recorded at March 31, 2004.

Gross Profit

Gross profit in the quarter increased to $46.4 million from $39.5 million in the first quarter of 2004. The first quarter 2005 gross margin improved to 31.1% compared to 30.3% in same period last year. The majority of the margin improvement is due to the decrease in interim production costs, estimated at $3.2 million in the first quarter of 2004, related to procedures put into place following the 2003 plant explosion at our Kinston N.C. facility. A new facility at Kinston was placed into service during 2004 and by the fourth quarter of 2004 the majority of the costs associated with the interim production program had ceased. However this benefit was largely offset in the first quarter of 2005 by higher depreciation, overhead and production inefficiencies at the new facility. First quarter 2005 gross margin also benefited from a favorable product mix. On a full year basis, management estimates that 2005 gross margin will be approximately 30%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $25.2 million in the first quarter of 2005 compared to $25.1 million in same quarter of 2004, but declined from 19% of net sales in 2004 to 17% of net sales in the current quarter.

In the Pharmaceutical Systems segment, selling, marketing and administrative costs were $18.1 million in the first quarter of 2005, unchanged from the prior year quarter as lower insurance costs offset the unfavorable impact of foreign exchange rates.

Corporate administration costs were $5.8 million in first quarter of 2005 as compared to $5.7 million in the first quarter of 2004. The Company adopted Statement of Financial Accounting Standard 123 “Share-Based Payment – Revised 2004” (FAS 123R) on January 1, 2005 using the modified prospective transition method which requires that stock based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The adoption of FAS 123R resulted in a first quarter 2005 charge of $0.5 million. First quarter 2005 corporate costs also include $0.7 million of expense for the restricted stock plan implemented during the second quarter of 2004. These cost increases were largely offset by a $0.6 million decrease in certain stock-based directors’ compensation programs resulting from the decline in the Company’s stock price during the first quarter of 2005, versus an increase in the price in the first quarter of 2004. First quarter 2004 results also included $0.5 million of Kinston-related legal costs.

U.S. pension plan expenses were $1.3 million and $1.2 million for the three month periods ending March 31, 2005 and 2004, respectively. The Company expects full year 2005 U.S. pension expense to be approximately $5.0 million.

Other Expense, net

Other expenses were $1.1 million and $0.8 million in the first quarter of 2005 and 2004, respectively. The majority of the cost increase is related to a $0.5 million impairment of an investment in a company that had been developing genomics analysis technology following that company’s unsuccessful efforts in finding a commercial sponsor.

Interest Expense, net

Net interest costs were $2.0 million in the first quarter of 2005, up slightly from $1.9 million in the same quarter of 2004 due to increased borrowing rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

Provision for Income Taxes

The effective tax rate for the first quarter ended March 31, 2005 was 31.6% compared to 32.8% in the prior year quarter. The decrease in the effective rate from the prior year quarter is due to a change in the geographic mix of earnings.

The Company has indicated its intention to repatriate up to $70 million of unremitted earnings of foreign subsidiaries in 2005 in order to take advantage of the incentive provided U.S. Corporate taxpayers under the American Jobs Creation Act of 2004 (“AJCA”). The repatriation will result in a tax charge of between $2 and $4 million under the AJCA. It is expected that technical corrections to that law will be enacted in 2005 that will provide essential clarification regarding the tax incentive underlying the Company’s repatriation plans. The Company completed plans to remit $14 million in the first quarter of 2005, of which $9 million was paid as of March 31, 2005. The first quarter remittance plans did not impact the 2005 effective tax rate due to the use of available foreign tax credits. Planning for further repatriations has been deferred pending the passage of the necessary technical corrections legislation. The Company intends to use the repatriated funds primarily to strengthen its balance sheet through repayment of U.S. debt.

Equity in Net Income of Affiliated Companies

Earnings in net income of affiliated companies were $0.6 million in the first quarter ended March 31, 2005, down from the $1.0 million in the first quarter of 2004. The $1.0 million of equity income in the first quarter of 2004 included $0.6 million resulting from a real estate gain recorded by the Company’s 49% owned affiliate in Mexico. First quarter 2005 operating results in Mexico were approximately $0.2 million above those in the prior year quarter, while results from Daikyo Seiko, Ltd., a Japanese company in which the Company has a 25% ownership interest were essentially even with the 2004 first quarter.

Income from Continuing Operations

Income from continuing operations for the first quarter ended March 31, 2005 was $13.0 million, or $0.41 per diluted share, compared to $8.9 million, or $0.30 per diluted share, in the first quarter of 2004. Results for the first quarter of 2004 included $3.7 million ($2.5 million, or $0.08 per diluted share, net of tax) of costs associated with interim production procedures and legal expenses related to the 2003 explosion at the Kinston facility. Results for the first quarter of 2004 also include a $0.6 million, or $0.02 per diluted share, gain on the sale of property by the Company’s equity affiliate in Mexico. As noted previously, the Company adopted SFAS 123 (R) in the first quarter of 2005 which required that stock based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Had the fair value method been applied to prior periods, reported first quarter 2004 net income would have been reduced by $0.4 million ($0.3 million, or $0.01 per diluted share, net of tax).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

Discontinued Operations

During 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The Company also announced in 2004 that it intends to exit the clinical services business during 2005. The drug delivery business and the clinical services business comprised the Drug Delivery Systems segment. Accordingly, the Company restated all previous periods to include the former Drug Delivery Systems segment as a discontinued operation.

Discontinued operations for the first quarter of 2005 contributed net income of $0.3 million compared to a net loss of $1.9 million for the same period of 2004. The Company completed the sale of its drug delivery business in the first quarter of 2005 resulting in decreased costs when compared to the first quarter of 2004 when the business was fully operational. The income in 2005 reflects the results of the clinical services unit which continues to operate while the Company evaluates potential sale opportunities for that business.

Liquidity and Capital Resources

Working capital at March 31, 2005 was $124.0 million compared with $110.0 million at December 31, 2004. The working capital ratio at March 31, 2005 was 2.3 to 1. Accounts receivable increased significantly, mostly due to the increase in March 2005 sales levels versus December 2004 sales. Days sales outstanding was 46.3 days, improving slightly from the 48.3 days at December 2004. Cash flows provided by operations were $1.7 million for the three months ended March 31, 2005 compared to $9.9 million in the prior year quarter. Higher working capital requirements (accounts receivable and inventories) and first quarter tax payments in Germany absorbed much of the cash flow generated by 2005 first quarter operating results. First quarter 2004 operating cash flows included the receipt of a $9.2 million business interruption insurance receivable.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

Capital spending for the quarter ended March 31, 2005 was $8.1 million, down significantly from $16.5 million in the prior year quarter. The 2005 expenditures were principally for manufacturing equipment and tooling replacements. The decrease in capital spending compared to the prior year quarter is largely due to the completion of a new compression molding facility at Kinston in 2004. First quarter 2004 included $8.1 million of capital spending on the Kinston construction project. Full year 2005 capital spending is projected to be approximately $50.0 million.

2005 cash flows from investing activities also include a net $3.4 million paid to acquire a contract laboratory business located in Ohio.

The Company paid cash dividends totaling $3.3 million ($0.11 per share) during the three month period ended March 31, 2005 and received $3.0 million in proceeds from employee stock option exercises.

Debt as a percentage of total invested capital at March 31, 2005 was 33.2% compared to 34.8% at December 31, 2004. Debt was $152.7 million at March 31, 2005, versus $160.8 million at December 31, 2004. The reduction in debt was made possible by the repatriation of $9 million of cash previously invested in Europe. Total shareholders’ equity was $307.7 million at March 31, 2005 compared to $301.1 million at December 31, 2004. The increase in equity was due to current year net income and shares issued under stock-based compensation plans, partially offset by dividend payments and unfavorable foreign currency translation adjustments resulting from the strengthening of the U.S. dollar versus the Euro and other currencies.

The Company relies on operating cash flow and a long-term revolving credit facility to provide for working capital needs and capital expenditures. The Company’s revolving credit agreement provides a $125.0 million committed revolving credit facility through January 5, 2009. As of March 31, 2005, the Company had borrowed $52.7 million under this agreement.

The Company believes that its financial condition, capitalization structure and expected income from operations will be sufficient to meet the Company’s future cash requirements.

The Company is subject to certain risks and uncertainties connected with the explosion at the Company’s Kinston, NC plant. See the text under the caption “Cautionary Statement Regarding Forward-Looking Information.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

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

During the first quarter of 2005, the Company was party to a forward exchange arrangement to protect against variability in future cash flows regarding raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into ten monthly contracts of 0.5 million Euro each with the last contract ending on December 13, 2005. The terms of the arrangement set a base rate of 1.30 USD per Euro and a limit rate of 1.36 USD per Euro. The Company is protected against a strengthening USD by restricting the exchange rate to the base rate. The Company would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiry date of any of the remaining months, the Company agrees to buy Euro at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. For the quarter, the arrangement resulted in no cash payments and no income statement effect.

The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. The Company has a number of forward contracts with fair values totaling $0.5 million as of March 31, 2005 to purchase various currencies in Europe and Asia.

Subsequent Event

On April 28, 2005, the Company entered into a definitive agreement to acquire the business assets of The Tech Group, Inc., a privately owned company headquartered in Arizona. The Company will not acquire The Tech Group’s ownership interest in Tech Group Asia. The Tech Group manufactures plastic components and assemblies for the pharmaceutical, medical device, consumer products and personal care markets. The transaction remains subject to clearance under the Hart-Scott-Rodino Act but is expected to close in May 2005.

Total consideration will be $140 million in cash with a portion of the purchase price deferred and contingent on the performance of the business in 2005 and 2006. The acquisition will be financed from available cash and new bank and private lender debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months ended March 31, 2005 versus March 31, 2004

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

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand; obtaining the necessary governmental consents to the acquisition of The Tech Group; the availability of required financing; the timing and commercial success of customers’ products incorporating the combined companies’ products and services; maintaining or improving production efficiencies and overhead absorption; competition from lower cost providers, particularly in the European market; the Company’s ability to develop and market value-added products; the average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK pound, Danish Krone and Singapore Dollar; inflation; U.S. and international interest rates; returns on pension assets in relation to the expected returns employed in preparing the Company’s financial statements; raw material price escalation, particularly petroleum-based raw materials and energy costs; the resolution of Kinston-related litigation and the adequacy of related insurance coverage; realization of the Company’s investment in the clinical services operation upon disposition; anticipated legislation that would amend the U.S. Internal Revenue Code, clarifying the treatment of deemed paid taxes under the repatriation incentive included in the American Jobs Creation Act of 2004.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s 10-K, 10-Q and 8-K reports.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information called for by this item is included in the text under the caption “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Additionally, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

Part II - Other Information

Item 2. Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of common stock of the Company made during the three months ended March 31, 2005, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2005 – January 31, 2005	10,351	$25.73	—	—

February 1, 2005 – February 28, 2005	9,420	24.54	—	—

March 1, 2005 – March 31, 2005	99,445	25.30	—	—
Total	119,216	$25.28	—	—

(1)                Includes 34,483 shares of common stock acquired from employees who tender already owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

(2)                Includes 18,660 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, which upon receipt of the contributions purchases shares in the open market and credits the shares to individual plan accounts. Of the shares purchased during the period, 18,370 shares were purchased through certain executives’ deferrals of their bonus and incentive payments.

(3)                Includes 19,456 shares forfeited under the executive incentive and restricted stock programs, 14,916 shares of unvested restricted shares not meeting performance conditions and 31,701 shares withheld for income taxes on vested restricted shares.

Item 6. Exhibits

See Index to Exhibits on pages F-1 and F-2 of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

May 10, 2005	/s/ William J. Federici
Date	William J. Federici
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

(2)	None.

(3)(a)

Amended and Restated Articles of Incorporation of the Company through January 4, 1999 incorporated by reference to Exhibit (3)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

(3)(b)	Bylaws of the Company, as amended through March 6, 2004, incorporated by reference to Exhibit (3)(b) to the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8036).

(4)(a)	Form of stock certificate for common stock incorporated by reference to Exhibit (4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8036).

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

(10)(a)

Form of 2005 Management Annual Incentive Compensation Plan (Corporate, Pharmaceutical Systems Division, Pharmaceutical Systems Division’s Regions – Americas, Eurasia and Device Group), incorporated by reference to Exhibit 10(a) of the Company’s Current Report on Form 8-K dated March 10, 2005 (File No. 1-8036).

(10)(b)	Stock and Asset Purchase Agreement, dated April 28, 2005, by and among The Tech Group, Inc., West Pharmaceutical Services, Inc., Steve K. Uhlmann and Haldun Tashman.

(11)	Non applicable.

(15)	None.

(18)	None.

F-1

(19)	None.

(22)	None.

(23)	Non applicable.

(24)	None.

(31)(a)	Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)	Section 302 Certification by William J. Federici.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	None.

(100)	Non applicable.

F - 2