Form 10-Q
period 2005-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2005-08-09
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_X_ No __
June 30, 2005 – 31,567,723

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Index

Form 10-Q for the Quarter Ended June 30, 2005

Part I. Financial Information

Item 1. Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Net sales	$173,000	$136,100	$322,400	$266,600
Cost of goods sold	122,400	93,700	225,400	184,700
Gross profit	50,600	42,400	97,000	81,900
Selling, general and administrative expenses	31,900	26,300	57,100	51,400
Restructuring credit	(1,400)	—	(1,400)	—
Other expense, net	200	300	1,300	1,100
Operating profit	19,900	15,800	40,000	29,400
Interest expense, net	2,900	1,700	4,800	3,500
Income before income taxes	17,000	14,100	35,200	25,900
Provision for income taxes	5,500	4,500	11,300	8,400
Income from consolidated operations	11,500	9,600	23,900	17,500
Equity in net income of affiliated companies	700	900	1,300	1,900
Income from continuing operations	12,200	10,500	25,200	19,400
Discontinued operations, net of tax	600	(2,800)	900	(4,700)
Net income	$12,800	$7,700	$26,100	$14,700

Net income per share:
Basic
Continuing operations	$0.39	$0.35	$0.82	$0.65
Discontinued operations	0.02	(0.09)	0.03	(0.15)
	$0.41	$0.26	$0.85	$0.50

Assuming dilution
Continuing operations	$0.38	$0.34	$0.79	$0.64
Discontinued operations	0.02	(0.09)	0.03	(0.16)
	$0.40	$0.25	$0.82	$0.48

Average common shares outstanding	30,978	29,920	30,812	29,682
Average shares assuming dilution	32,155	30,704	31,994	30,406

Dividends declared per common share	$0.110	$0.105	$0.22	$0.21

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries                               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	6/30/2005	12/31/2004
ASSETS
Current assets:
Cash, including cash equivalents	$61,500	$68,800
Accounts receivable, net of allowance	103,300	72,900
Inventories	64,600	56,700
Deferred income taxes	7,100	8,200
Current assets held for sale	2,200	9,100
Other current assets	17,000	10,800
Total current assets	255,700	226,500

Property, plant and equipment	623,800	605,100
Less accumulated depreciation and amortization	305,300	321,300
	318,500	283,800
Investments in and advances to affiliated companies	27,200	26,600
Goodwill	59,400	42,400
Pension asset	46,500	47,700
Deferred income taxes	18,400	17,900
Other intangible assets	48,200	1,700
Restricted cash	14,000	—
Noncurrent assets held for sale	2,200	2,200
Other assets	7,700	9,900
Total Assets	$797,800	$658,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$700	$10,000
Accounts payable	34,400	29,300
Current liabilities of discontinued operations	700	700
Accrued expenses:
Salaries, wages and benefits	27,000	23,000
Income taxes payable	12,400	16,900
Restructuring costs	1,000	3,400
Deferred income taxes	8,100	7,900
Other current liabilities	28,900	25,300
Total current liabilities	113,200	116,500
Long-term debt	277,300	150,800
Deferred income taxes	45,700	45,000
Other long-term liabilities	46,200	45,300
Shareholders’ equity	315,400	301,100
Total Liabilities and Shareholders’ Equity	$797,800	$658,700

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock					Treasury Stock
(in thousands, except per share data)	Number of shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Total
Balance, December 31, 2004	34,330	$8,600	$24,500	$287,500	$36,400	(3,621)	$(55,900)	$301,100
Net income				26,100				26,100
Shares issued for business acquisition			800			71	1,000	1,800
Shares issued under stock plans			4,300			787	10,000	14,300
Tax benefit from stock plans			2,500					2,500
Cash dividends declared ($.22 per share)				(7,000)				(7,000)
Foreign currency translation adjustment					(23,900)			(23,900)
Minimum pension liability translation adjustment					500			500
Balance, June 30, 2005	34,330	$8,600	$32,100	$306,600	$13,000	(2,763)	$(44,900)	$315,400

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	6/30/2005	6/30/2004
Cash flows provided by operating activities:
Net income	$26,100	$14,700
(Income) loss from discontinued operations, net of tax	(900)	4,700
Depreciation and amortization	20,800	16,100
Other non-cash items, net	7,300	3,700
Changes in assets and liabilities, net of effects of acquired businesses and discontinued operations	(24,300)	(9,600)
Net cash provided by operating activities	29,000	29,600

Cash flows (used in) provided by investing activities:
Property, plant and equipment acquired	(18,600)	(28,700)
Insurance proceeds received for property damage	—	31,800
Acquisition of businesses, net of cash acquired	(141,000)	—
Repayment of affiliate loan	200	600
Customer advances, net of repayments	—	(800)
Other	900	(100)
Net cash (used in) provided by investing activities	(158,500)	2,800

Cash flows provided by (used in) financing activities:
Net borrowings (repayments) under revolving credit agreements	127,700	(13,600)
Payment of fees under revolving credit agreements	(400)	(400)
Repayment of other short-term debt	(10,000)	(3,400)
Dividend payments	(6,800)	(6,200)
Tax benefit from stock option exercises	1,900	—
Issuance of common stock	9,800	10,200
Net cash provided by (used in) financing activities	122,200	(13,400)
Net cash provided by (used in) discontinued operations	5,000	(2,900)
Effect of exchange rates on cash	(5,000)	(1,000)
Net (decrease) increase in cash and cash equivalents	(7,300)	15,100
Cash, including cash equivalents at beginning of period	68,800	37,800
Cash, including cash equivalents at end of period	$61,500	$52,900

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1.

The interim condensed consolidated financial statements for the three- and six-month periods ended June 30, 2005 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (“West” or “the Company”), appearing in the Company’s 2004 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Interim Period Accounting Policy

In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2005, the results of operations and cash flows for the periods ended June 30, 2005 and 2004 and the change in shareholders’ equity for the six months ended June 30, 2005. The results of operations for any interim period are not necessarily indicative of results for the full year.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

On May 10, 2005, the Treasury Department and Internal Revenue Service released technical guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary reduced tax rate available under the American Jobs Creation Act of 2004. After its analysis of the technical guidance, the Company finalized plans to repatriate up to $70,000 of unremitted earnings of foreign subsidiaries during 2005 and recorded a $1,100 tax provision during the second quarter of 2005. The Company is evaluating, but has not concluded, plans for any additional repatriations above the $70,000 this year.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

2.

On May 20, 2005, West completed its acquisition of substantially all of the assets of the Tech Group, Inc. (“Tech”), including the outstanding stock of, or other equity interests in, Tech’s wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. West did not acquire Tech’s ownership interest in Tech Group Asia. Tech provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries. The total purchase price was $140,000; a portion of the purchase equal to $14,000 is held in an escrow account (restricted cash). $7,000 will be paid to the sellers contingent on the performance of the acquired business during the fiscal year ending June 26, 2005 and the remaining $7,000 based on the fiscal year June 26, 2006 performance of a specific product line.

The allocation of the purchase price is based upon the preliminary information currently available, which may be revised as additional information becomes available, such as a finalized fixed asset and intangible asset valuation. The valuation is expected to be finalized by September 30, 2005. The preliminary allocation of the purchase price, net of the $14,000 pre-acquisition contingency, is as follows:

Current assets	$35,900
Property, plant and equipment	49,000
Goodwill	17,400
Intangible assets	46,200
Other noncurrent assets	300
Current liabilities	(20,900)
Noncurrent liabilities and deferred taxes	(1,900)

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
Trademarks	$10,000	Indefinite
Customer Contracts	15,700	20	Years
Customer Relationships	20,500	25	Years
	$46,200

The estimated amortization expense for the remainder of 2005 for these intangible assets is approximately $800. The estimated annual amortization expense of these intangible assets for 2006 is approximately $1,800 and for each of the next four years is approximately $2,000 per year.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

The following unaudited pro forma summary combines the results of operations of West and Tech as if the acquisition had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of each period, or of results which may occur in the future.

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net sales	$196,600	$167,300	$384,400	$322,300
Income from continuing operations	$12,000	$9,400	$24,900	$16,900
Income from continuing operations per diluted share	$0.37	$0.31	$0.78	$0.56
Net income	$12,600	$6,600	$25,800	$12,200
Net income per diluted share	$0.39	$0.22	$0.81	$0.41

The Company’s financial statements include the results of the Tech business for periods after May 20, 2005.

3.

In February 2005, the Company acquired the stock of Monarch Analytical Laboratories, Inc. (“Monarch”). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, the Company paid $1,900 in cash and $1,800 in common stock for Monarch. Additionally, the Company assumed, and subsequently paid, debt in the amount of $1,900. The allocation of the purchase price follows:

Current assets	$900
Property, plant and equipment	2,000
Goodwill	3,200
Current liabilities and deferred taxes	(500)

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

4.

On January 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment – Revised 2004”, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in 2004 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2004
Net income, as reported	$7,700	$14,700

Add: Stock-based compensation expense included in net income, net of tax	1,700	1,900

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,200)	(2,700)

Pro forma net income	$7,200	$13,900

Net income per share:

Basic, as reported	$0.26	$0.50
Basic, pro forma	$0.24	$0.47

Diluted, as reported	$0.25	$0.48
Diluted, pro forma	$0.23	$0.45

For the three and six months ended June 30, 2005, the Company recorded pretax compensation expense associated with stock options and awards of $400 and $900, respectively. Total compensation cost related to nonvested options not yet recognized was $4,200 at June 30, 2005. These costs will be recognized through 2009 based on the requisite service periods of the stock options and awards. In addition to stock option awards, the Company also recorded an expense of $1,600 for its employee stock purchase plan for both the three- and six-month periods during 2005. Had SFAS 123(R) been applied during 2004, a pre-tax expense of $400 would have been recorded for this plan.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

For the six months ended June 30, 2005, the Company granted 340,800 options to key employees under the 2004 Stock-Based Compensation Plan. These option awards vest based on 4 years of continuous service and have 10-year contractual terms. Upon exercise, shares are issued from treasury stock in exchange for the exercise price of the options. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following ranges of assumptions: average risk-free interest rate of 4.1% to 4.2%, average expected life of 6 years, expected volatility of 27.3% to 28.8% and dividend yield of 1.7% to 1.8%. Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of options granted is derived from historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based upon the published U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The range of grant date fair values of options granted during the six months ended June 30, 2005 was $7.14 to $7.27.

In addition to stock options, the Company issues performance vesting restricted shares (“PVR shares”) under the 2004 Stock-Based Compensation Plan, with vesting depending on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital for specified performance periods. At December 31, 2004, 252,600 PVR shares were outstanding, which vest over two performance periods through 2006. During the first quarter of 2005, the Company awarded 89,330 PVR shares to key employees covering a three-year performance period ending December 31, 2007. The PVR shares are forfeited if results for the performance period are less than 70% of the performance target. Achievement of between 70% and 100% of the performance targets would result in a vesting of between 50% and 100% of the PVR shares. Achievement of between 101% and 150% of the performance targets would result in the award of up to 89,330 additional, unrestricted shares, depending on the level of achievement. The fair value of PVR shares is determined at the grant date fair market value and is generally recognized as an expense over the vesting period. Total compensation cost related to nonvested PVR shares to be recognized over the next three years is $4,900 at June 30, 2005 based on estimated probability. During the three and six months ended June 30, 2005, pretax compensation expense for all PVR shares of $1,000 and $1,700, respectively, was recorded.

5.	Inventories at June 30, 2005 and December 31, 2004 were as follows:

	6/30/05	12/31/04
Finished goods	$27,900	$28,800
Work in process	11,500	9,600
Raw materials	25,200	18,300
	$64,600	$56,700

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

6.	Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net income	$12,800	$7,700	$26,100	$14,700
Foreign currency translation adjustments	(14,800)	(3,400)	(23,900)	(6,600)
Minimum pension liability translation adjustments	400	—	500	(100)
Comprehensive (loss) income	$(1,600)	$4,300	$2,700	$8,000

7.

As a result of the acquisition of Tech in the second quarter of 2005, the Company has established two reportable segments, preliminarily labeled “Pharmaceutical Systems” and “Tech including the West Device Group”. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment consists of two operating segments (the Americas and Europe/Asia) which are aggregated for reporting purposes as they produce and sell a similar range of products in their respective geographic regions. The Tech including the West Device Group segment, which is composed of West’s previously existing Device Group operating unit and the recently acquired Tech business, provides contract design, tooling and manufacturing services using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries.

The Company has restated the composition of the reportable segment information in all prior periods.

Net sales to external customers by reporting segment for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
Net Sales	6/30/05	6/30/04	6/30/05	6/30/04
Pharmaceutical Systems	$139,500	$121,200	$274,500	$238,400
Tech including the West Device Group Eliminations	35,800 (2,300)	16,600 (1,700)	52,500 (4,600)	31,800 (3,600)
Total	$173,000	$136,100	$322,400	$266,600

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

Operating profit (loss) by reporting segment for the three and six months ended June 30, 2005 and 2004 was as follows:

Operating profit (loss) by reporting segment for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
Operating Profit (Loss):	6/30/05	6/30/04	6/30/05	6/30/04
Pharmaceutical Systems	$26,500	$23,500	$52,900	$42,700
Tech including the West Device Group	2,800	900	3,900	2,300
Corporate costs	(9,500)	(7,400)	(15,600)	(13,200)
Restructuring credit	1,400	—	1,400	—
Domestic pension expense	(1,300)	(1,200)	(2,600)	(2,400)
Operating profit	19,900	15,800	40,000	29,400
Interest expense, net	(2,900)	(1,700)	(4,800)	(3,500)
Income before income taxes	$17,000	$14,100	$35,200	$25,900

The Tech including the West Device Group segment results for the three and six months ended June 30, 2005 include $1,100 of operating profit from the acquired Tech business.

Total assets by reporting segment at June 30, 2005 and December 31, 2004 were as follows:

Total Assets	6/30/05	12/31/04
Pharmaceutical Systems	$470,300	$496,700
Tech including the West Device Group Corporate	203,100 124,400	50,400 111,600
Total	$797,800	$658,700

8.

Common stock issued at June 30, 2005 was 34,330,282 shares, of which 2,762,559 shares were held in treasury. Dividends of $.11 per common share were paid in the second quarter of 2005 and a dividend of $.11 per share payable August 3, 2005 to holders of record on July 20, 2005 was declared on June 28, 2005.

Below are the calculations of earnings per share for the three and six months ended June 30, 2005 and 2004. Options to purchase 491,000 shares of common stock outstanding during both the three and six months ended June 30, 2004 were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were 28,800 and 57,600 antidilutive options outstanding during the three and six months ended June 30, 2005, respectively.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

	Three Months Ended		Six Months Ended
	6/30/050	6/30/04	6/30/05	6/30/04
Net income	$12,800	$7,700	$26,100	$14,700

Average common shares outstanding	30,978	29,920	30,812	29,682
Add: Dilutive stock options and restricted shares	1,177	784	1,182	724
Average shares assuming dilution	32,155	30,704	31,994	30,406

Basic net income per share	$0.41	$0.26	$0.85	$0.50
Diluted net income per share	$0.40	$0.25	$0.82	$0.48

9.

The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The Company believes the accrued liability of $2,200 at June 30, 2005 is sufficient to cover the future costs of these remedial actions.

10.	Goodwill by reportable segment as of June 30, 2005 and December 31, 2004 was as follows:

	6/30/05	12/31/04
Pharmaceutical Systems	$34,400	$34,800
Tech including the West Device Group	25,000	7,600
	$59,400	$42,400

The purchase of Tech in the second quarter of 2005 increased the goodwill balance by $17,400 in the Tech including the West Device Group segment. The purchase of Monarch in 2005 increased the goodwill balance by $3,400 in the Pharmaceutical Systems segment, with foreign currency translation adjustments of $3,800 more than offsetting the increase.

11.	The following table details the activity related to the Company’s restructuring reserve, which consists of accrued severance, benefits, contract termination costs and non-cash write-offs:

	Severance and benefits	Other	Total
Balance, December 31, 2004	$500	$2,900	$3,400
Non-cash write-off	—	(1,400)	(1,400)
Cash payments	—	(1,000)	(1,000)
Balance, June 30, 2005	$500	$500	$1,000

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

In the second quarter of 2005, the Company recorded a $1,400 reduction to the reserve due to lower than expected costs in relation to the closure of a plastics manufacturing facility in the U.K. The remainder of the decrease was used for contract termination costs. The balance at June 30, 2005 consists of remaining severance and other obligations connected with the U.K. plant closure, which are expected to be paid within the next six months.

12.	Other (income) expense for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Foreign currency transaction (gains) losses	$300	$(100)	$700	$300
(Gain) loss on sales of equipment and other assets	(100)	400	—	800
Other	—	—	600	—
	$200	$300	$1,300	$1,100

The majority of the increase in the expense for the six months ended June 30, 2005 is related to a $500 impairment of an investment in a company that had been developing genomics analysis technology, following that company’s unsuccessful efforts in finding a commercial sponsor.

13.	The components of net pension expense for domestic and international plans for the three and six months ended June 30, 2005 and 2004 were as follows:

	Pension benefits		Other retirement benefits
Three months	6/30/05	6/30/04	6/30/05	6/30/04
Service cost	$1,300	$1,300	300	$200
Interest cost	2,900	2,800	200	100
Expected return on assets	(3,800)	(3,700)	—	—
Amortization of prior service cost	200	200	—	—
Recognized actuarial losses	700	800	—	—
Pension expense	$1,300	$1,400	$500	$300

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

	Pension benefits		Other retirement benefits		Total
Three months	6/30/05	6/30/04	6/30/05	6/30/04	6/30/05	6/30/04
Domestic plans	$800	$900	$500	$300	$1,300	$1,200
International plans	500	500	—	—	500	500
	$1,300	$1,400	$500	$300	$1,800	$1,700

	Pension benefits		Other retirement benefits
Six months	6/30/05	6/30/04	6/30/05	6/30/04
Service cost	$2,700	$2,600	$500	$300
Interest cost	5,900	5,700	300	300
Expected return on assets	(7,600)	(7,300)	—	—
Amortization of prior service cost	300	400	—	—
Recognized actuarial losses	1,500	1,500	—	—
Pension expense	$2,800	$2,900	$800	$600

	Pension benefits		Other retirement benefits		Total
Six months	6/30/05	6/30/04	6/30/05	6/30/04	6/30/05	6/30/04
Domestic plans	$1,800	$1,800	$800	$600	$2,600	$2,400
International plans	1,000	1,100	—	—	1,000	1,100
	$2,800	$2,900	$800	$600	$3,600	$3,500

14.	On May 18, 2005 the Company entered into an amendment to its revolving credit facility, which, among other things:

a) increased the aggregate revolving credit facility to $200,000 from $125,000, with the Company retaining the ability to increase the facility by an additional $25,000 to an aggregate amount not to exceed $225,000;

b) extended the term of the facility by approximately one year to May 17, 2010;

c) amended the leverage ratio covenant to total indebtedness of not more than three and one-half times (3.5x) earnings before income tax, depreciation and amortization (“EBITDA”) for any period of four consecutive quarters; and

d) amended the interest rate “spread” applicable to amounts borrowed under the facility to be determined by reference to that leverage ratio.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

Debt covenants in the Company’s $100,000 senior notes due June 2010 were simultaneously updated to reflect the debt covenants, including the leverage ratio, contained in the amended revolving credit agreement.

As of June 30, 2005 the Company was in compliance with all debt covenants.

15.

The Company has been named a defendant in two lawsuits filed in connection with the January 2003 explosion and related fire at the Kinston, N.C. plant. In the first, plaintiffs seek unspecified compensatory and punitive damages from the Company. Because this lawsuit is in its early stages, the Company is unable to estimate the plaintiffs’ alleged damages. In the second suit, plaintiffs did not name the Company as a defendant, but the Company has been brought in as an additional party by named defendants under a North Carolina procedure. Under this procedure, a finding of liability against the Company would not result in a payment by the Company. Instead, the finding would reduce any damages awarded to plaintiffs against the named defendants by the amount that the Company and its workers’ compensation carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs. In addition, the finding would extinguish the right to subrogation of amounts paid by the Company’s carrier in workers’ compensation benefits to those plaintiffs. The Company believes that overall it has sufficient insurance and reserves to cover losses from expected litigation associated with the incident therefore the Company does not expect that resolution of these matters will have a material impact on the financial statements.

16.

During 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The Company also announced in 2004 that it intends to exit the clinical services business during 2005. The drug delivery business and the clinical services business comprised the Drug Delivery Systems segment. Accordingly, the Company restated all previous periods to present the former Drug Delivery Systems segment as a discontinued operation.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

Net sales and income from discontinued operations for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net sales	$2,700	$1,900	$5,700	$5,100
Pretax income (loss) from discontinued operations	400	(4,100)	800	(7,000)
Income tax benefit	200	1,300	100	2,300
Net income (loss) from discontinued operations	$600	$(2,800)	$900	$(4,700)

The Company completed the sale of its drug delivery business in the first quarter of 2005 resulting in decreased costs when compared to 2004 when the business was fully operational. The income in 2005 reflects the results of the clinical services unit, which continues to operate while the Company evaluates potential sale opportunities for that business.

Net cash provided by discontinued operations for the six months ended June 30, 2005 was $5,000 primarily due to the receipt of the proceeds from the sale of the drug delivery business. For the same six-month period in 2004, cash used in operating activities of discontinued operations was $2,900.

17.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company has determined that the adoption of FIN 47 will have no material impact on its consolidated financial statements.

18.

On August 2, 2005, the Company and its wholly owned subsidiary West Pharmaceutical Services of Delaware, Inc. acquired 90% of the equity interests in Medimop Medical Projects, Ltd. (“Medimop”) and its affiliated company Medimop USA LLC from Freddy Zinger, Medimop’s founder and President. The Company also received an option to purchase, at fair value, the remaining 10% ownership of the two companies, which generally becomes exercisable four years after the closing date.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

The Company paid $36,250 for the initial investment, of which $32,625 was paid in cash and the balance by delivering 128,547 shares of its common stock issued at fair value. The Company will also pay up to an additional $1,836 of contingent cash consideration, depending on the achievement of operating goals over a four-year period. Five million dollars of the purchase price was held in escrow as security for potential liabilities for breaches of representations, warranties and covenants of the seller.

Medimop, a privately owned company headquartered in Ra’anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. As part of the transaction, Mr. Zinger will enter into a four-year employment contract. In exchange for a payment of $3,750, he will also agree to certain non-competition and non-solicitation covenants during his employment and for three years following employment termination.

The acquisition was financed with proceeds from private-lender debt (See Note 19).

19.

On July 28, 2005, the Company concluded a private placement of $75,000 in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50,000 maturing in 7 years on July 28, 2012 (“Series A Notes”) and $25,000 maturing in ten years on July 28, 2015 (“Series B Notes”). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 80 basis points and the Series B Notes at LIBOR plus 90 basis points. Covenants included in the agreement conform to the Company’s previously existing revolving credit agreement. Proceeds from this agreement were used to fund the acquisition of Medimop (See Note 18) with the balance used to reduce borrowings under the revolving credit facility.

On July 28, 2005, the Company also entered into two interest-rate swap agreements with PNC Capital Markets Inc. to protect against volatility in the interest rates payable on the Series A and B Notes. The first interest rate swap agreement has a seven-year term at a notional amount of $50,000 under which the Company will receive variable interest rate payments based on three-month LIBOR in return for making quarterly payments at a fixed annual rate of 4.52%. The second interest rate swap agreement has a ten-year term at a notional amount of $25,000 under which the Company will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly payments at a fixed annual rate of 4.61%.

Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004

Tech Acquisition

On May 20, 2005, West Pharmaceutical Services, Inc (“West” or “the Company”) completed its acquisition of substantially all of the assets of the Tech Group, Inc. (“Tech”), including the outstanding stock of, or other equity interests in, Tech’s wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. West did not acquire Tech’s ownership interest in Tech Group Asia. The total purchase price was $140 million; a portion of the purchase equal to $14 million is held in an escrow account (restricted cash) and will be paid to the sellers contingent on the performance of the acquired business during 2005 and 2006.

As a result of the acquisition, West has established two reportable segments, preliminarily labeled “Pharmaceutical Systems” and “Tech including the West Device Group”. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment consists of two operating segments (the Americas and Europe/Asia) which are aggregated for reporting purposes as they produce and sell a similar range of products in their respective geographic regions. The Tech including the West Device Group segment is composed of West’s previously existing Device Group operating unit and the recently acquired Tech business and provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries.

The Company’s financial statements include the results of the Tech business for periods after May 20, 2005.

Net Sales

	Three Months Ended		Six Months Ended
	June 30		June 30
In millions	2005	2004	2005	2004
Pharmaceutical Systems	$139.5	$121.2	$274.5	$238.4
Tech including the West Device Group	35.8	16.6	52.5	31.8
Eliminations	(2.3)	(1.7)	(4.6)	(3.6)
Consolidated Total	$173.0	$136.1	$322.4	$266.6

Consolidated net sales for the second quarter of 2005 were $173.0 million compared to $136.1 million reported in the second quarter of 2004. The Tech business contributed $17.5 million of the sales increase. Excluding the Tech business, net sales increased $19.4 million or 14.2% from the prior year quarter with 2.5% of the increase due to the impact of foreign currency translation. Overall price increases, primarily tied to increasing raw material costs, accounted for 1.6% of the sales increase over the quarter ended June 30, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

In the Pharmaceutical Systems segment, second quarter 2005 sales were $139.5 million, an $18.3 million or 15.0% increase from prior year quarter reported sales of $121.2 million. Approximately 2.8% of the increase is the result of foreign currency translation. Second quarter 2005 net sales in European markets were 20.6% higher, net of foreign currency translation, than those achieved in the prior year quarter, reflecting strong demand for pre-filled syringe components and Flip-Off ® seals. Net sales in North America increased 5.1% over the prior year quarter, with increased demand for disposable medical devices (non-filled syringe components and intra-venous fitments), Flip-Off ® seals and contract laboratory services, partially offset by lower sales of specially treated coated serum stoppers. The decline in sales of coated products followed strong demand in 2004 as customers increased their inventory levels in advance of a formulation change by our supplier.

The Tech including the West Device Group segment achieved second quarter 2005 net sales of $35.8 million, an increase of $19.2 million over reported second quarter 2004 net sales. The Tech business contributed $17.5 million of this increase, of which $12.9 million was generated by sales of molded plastic components and assemblies, with the remaining $4.6 million composed of lower margin engineering and tooling sales. Net sales of custom plastic fittings used in beverage containers produced by the Device Group operating unit were $1.1 million above those achieved in the 2004 second quarter.

Net sales in the first half of 2005 were $322.4 million, an increase of $55.8 million compared to the first six months of 2004. The Tech business contributed $17.5 million of the sales increase, while West’s ongoing businesses were $38.3 million or 14.4% above prior year levels. The Pharmaceutical Systems segment contributed $36.1 million of the year-to-date net sales increase, led by sales of pre-filled injection syringe components, including increased sales of Westar ® treated components. Foreign currency translation contributed 2.5% of net sales increase. Overall price increases accounted for 1.4% of the sales increase over the first six months of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Gross Profit

Gross profit in the quarter increased to $50.6 million from $42.4 million in the second quarter of 2004. The $8.2 million increase in gross profit is comprised of $6.1 million of sales volume contributions from West’s ongoing business and $2.4 million from Tech, offset by $0.3 million of various cost and sales mix related matters. The second quarter 2005 gross margin declined to 29.2% compared to 31.1% in the same period last year. The acquisition of the Tech Group accounts for the decline in gross margin, as sales of molded plastic products typically carry profit margins ranging from 15% to 20%, and tooling and development projects frequently generate margins of approximately 5%. Second quarter 2005 gross margins within the Pharmaceutical Systems segment declined by .7 basis points, primarily as a result of a change in the sales mix versus the prior year quarter reflecting the decrease in sales of higher margin coated products. Increased raw material and labor costs and higher depreciation costs connected with the new plant in Kinston N.C. partially offset the decrease in costs connected with the interim production plans that were in place during the majority of 2004 during the construction and transfer of operations to the new plant. The decline in Pharmaceutical Systems segment gross margins was almost fully offset by improved margins in the Device Group portion of the Tech including the West Device Group segment resulting from lower tooling and design costs and a decrease in plant overhead costs following the closure of the Lewes U.K. plant in 2004.

For the six-month period ending June 30, 2005, gross profit was $97.0 million, or $15.1 above that reported in the 2004 six month period. The Pharmaceutical Systems segment contributed $12.4 million of the gross profit increase, largely due to the higher sales volumes, including strong contributions from higher margin Westar processed components and advanced coated products. The Tech including the West Device Group segment contributed $2.7 million of the gross profit increase, of which $2.4 million was generated by the Tech acquired business. Gross profit margins for the six month periods ending June 30, 2005 and 2004 were 30.1% and 30.7%, respectively. The inclusion of the lower margin Tech business reduced reported six month margins by almost one percentage point, offset slightly by a favorable product mix on West’s historic businesses. Savings from decreased interim production costs were partially offset by increased depreciation, overhead and production inefficiencies at the Company’s Kinston facility.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SGA”) were $31.9 million in the second quarter of 2005 compared to $26.3 million in the same quarter of 2004, but declined from 19.3% of sales in 2004 to 18.5% of sales in the current quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

In the Pharmaceutical Systems segment, SGA expenses were $18.3 million in the second quarter of 2005, up $1.9 million from the same period in 2004. This increase is due to increased compensation and outside services costs along with the unfavorable impact of foreign exchange rates, partially offset by lower liability, property and business interruption insurance costs due to renegotiated policies.

For the Tech including the West Device Group segment, selling, general and administrative expenses increased by $1.2 million from the second quarter of 2004 to $2.6 million in the 2005 quarter. This increase was substantially due to the inclusion of Tech Group expenses in the 2005 quarter.

Corporate administration costs, including domestic pension expenses, were $11.0 million in the second quarter of 2005 compared to $8.5 million in 2004. The increase is partially due to the Company’s adoption of Statement of Financial Accounting Standard 123 “Share-Based Payment – Revised 2004” (“FAS 123(R)”) which requires that stock-based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Second quarter 2005 results include a $1.6 million charge for shares of Company stock purchased by employees at a discount from the fair market value at the date of grant under the Company’s employee stock purchase plan. Employee stock option costs using the fair value method for the second quarter of 2005 were $0.4 million. Prior to the adoption of SFAS 123(R), neither the employee stock purchase or stock option plans resulted in expense recognition since the Company used the intrinsic value method for stock-based compensation prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Second quarter 2005 corporate costs also include $0.7 million for stock-based director’s compensation programs and the non-qualified deferred compensation plan due to increases in the number of shares in both programs and the increase in the Company’s stock price. In addition, an increase of $0.5 million resulted from management incentive bonus programs and workers compensation and director’s insurance costs. All of these increases were partially offset by a $0.7 million reduction in restricted stock plan expenses compared to the 2004 quarter.

SGA expenses were $57.1 million (17.7% of sales) for the six months ended June 30, 2005 compared to $51.4 million (19.3% of sales) for the same period in 2004. Pharmaceutical Systems segment SGA expenses were $2.1 million higher than in the prior year six month period for the same reasons addressed above. SGA costs in the Tech including the West Device segment increased by $0.9 million due to the inclusion of the Tech business in 2005. Corporate costs, including domestic pension expenses, were $2.7 million higher in the 2005 period compared to same period in 2004, primarily reflecting increased stock compensation costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Restructuring credit

In the second quarter of 2005, the Company recorded a $1.4 million reduction to the restructuring reserve due to lower than expected costs in relation to the closure of a plastics manufacturing facility in the U.K.

Other Expense, net

Other expenses were $0.2 million and $0.3 million in the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005, other expenses were $1.3 million compared to $1.1 million for the same period in 2004. The half year results for 2005 include a $0.5 million impairment of an investment in a company that had been developing genomics analysis technology following that company’s unsuccessful efforts in finding a commercial sponsor.

Operating profit

The Company’s operating profit (loss) by reportable segment, corporate costs and domestic pension expense is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
In millions	2005	2004	2005	2004
Pharmaceutical Systems	$26.5	$23.5	$52.9	$42.7
Tech including the West Device Group	2.8	0.9	3.9	2.3
Corporate costs	(9.5)	(7.4)	(15.6)	(13.2)
Restructuring credit	1.4	—	1.4	—
Domestic pension expense	(1.3)	(1.2)	(2.6)	(2.4)
Consolidated Total	$19.9	$15.8	$40.0	$29.4

The Tech including the West Device Group segment results for the three and six months ended June 30, 2005 include $1.1 million of operating profit from the acquired Tech business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Interest Expense, net

Net interest costs were $2.9 million in the second quarter 2005 up from $1.7 million in the prior year quarter. For the six months ended June 30, 2005, net interest costs were $4.8 million compared to $3.5 million in the prior year. The increase in interest expense is a result of higher interest rates on floating-rate debt and increased net borrowings attributed to The Tech Group acquisition.

Provision for Income Taxes

The effective tax rate for the second quarter ended June 30, 2005 was 32.4% compared to 32.0% in the prior year quarter. For the six-month period, the effective tax rate was 32.0% in 2005 compared to 32.4% in 2004.

Following regulatory guidance issued on May 10, 2005 clarifying the provisions of the American Jobs Creation of 2004, the Company finalized its plans to repatriate up to $70 million of earnings of foreign subsidiaries and recorded a second quarter 2005 provision for taxes payable at the time of the remittance of $1.1 million.

Equity in Net Income of Affiliated Companies

Earnings in net income of affiliated companies were $0.7 million in the second quarter of 2005 down slightly from the $0.9 million in the second quarter of 2004. Earnings for the six-month period were also down from the prior year with income of $1.3 million in 2005 compared to $1.9 million in 2004. The 2004 results included $0.6 million resulting from a real estate gain recorded by the Company’s 49% owned affiliate in Mexico.

Income from Continuing Operations

Income from continuing operations for the second quarter ended June 30, 2005 was $12.2 million, or $0.38 per diluted share, compared to $10.5 million, or $0.34 per diluted share, in the second quarter of 2004. Results for the second quarter of 2004 included $3.6 million ($2.5 million, or $0.08 per diluted share, net of tax) of costs associated with interim production procedures and legal expenses related to the 2003 explosion at the Kinston facility. As noted earlier, the Company adopted SFAS 123(R) in the first quarter of 2005 which required that stock-based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Had the fair value method been applied to prior periods, reported second quarter 2004 pre-tax income would have been reduced by $0.7 million ($0.5 million, or $0.02 per diluted share, net of tax).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Average shares outstanding during the second quarter of 2005 were 1.5 million above those of the 2004 second quarter, primarily reflecting shares issued under employee stock plans. The increase in shares outstanding reduced second quarter 2005 results by $.02 per diluted share when compared to the 2004 second quarter.

For the six months ended June 30, 2005 and 2004, income from continuing operations was $25.2 million ($0.79 per diluted share) and $19.4 million ($0.64 per diluted share), respectively. For the 2004 period, $7.4 million ($5.0 million, or $0.16 per diluted share, net of tax) of Kinston-related business interruption and legal costs were included in income from continuing operations. Had the fair value method of accounting for stock-based compensation been applied to the six months ended June 30, 2004, reported pre-tax income would have been reduced by $1.2 million ($0.8 million, or $0.03 per diluted share, net of tax). The 2004 six-month period also includes equity income of $0.6 million, or $0.02 per share resulting from a real estate gain recorded by the Company’s affiliate in Mexico.

Average shares outstanding during the six months ended June 30, 2005, were 1.6 million above those of the same period in 2004 for the same reasons as mentioned above. The increase in shares outstanding reduced 2005 six-month results by $0.04 per diluted share when compared to the 2004 six-month period.

Discontinued Operations

During 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The Company also announced in 2004 that it intends to exit the clinical services business during 2005. The drug delivery business and the clinical services business comprised the former Drug Delivery Systems segment. Accordingly, the Company restated all previous periods to present the former Drug Delivery Systems segment as a discontinued operation.

Discontinued operations for the second quarter of 2005 contributed net income of $0.6 million compared to a net loss of $2.8 million for the same period of 2004. Net income for the six months ended June 30, 2005 for discontinued operations was $0.9 million compared to a net loss in 2004 of $4.7 million. The Company completed the sale of its drug delivery business in the first quarter of 2005 resulting in decreased costs when comparing the 2005 to 2004 periods when the business was fully operational. The income in 2005 reflects the results of the clinical services unit, which continues to operate while the Company evaluates potential sale opportunities for that business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Liquidity and Capital Resources

Working capital at June 30, 2005 was $142.5 million compared with $110.0 million at December 31, 2004. The working capital ratio at June 30, 2005 was 2.2 to 1. The June 30, 2005 day’s sales outstanding ratio was 48.4 days, increasing slightly from 48.3 in 2004. Cash flow from operations was $29.0 million for the first six months of 2005, a decrease of $0.6 million from that achieved in the prior year six-month period.

Capital spending for the six-month period ended June 30, 2005 was $18.6 million. Over 70% of the capital spending was for manufacturing equipment upgrades, tooling projects and expansion projects. The remaining expenditures were for normal equipment replacements and information systems projects. Full-year 2005 capital spending, including spending in the acquired Tech business, is projected to be approximately $60 million.

2005 cash flows from investing activities include the May 20, 2005 acquisition of the Tech business for a total purchase price of $140.0 million and the February 10, 2005 acquisition of Monarch, a contract laboratory business, for $3.8 million of cash. The contract laboratory purchase also included a non-cash payment of $1.8 million of Company stock. The cash paid to the sellers of these businesses was offset by $2.8 million of cash balances on hand within the acquired business units at the time of their acquisition.

On May 18, 2005, the Company amended its revolving credit agreement, which, among other things:

a) increased the aggregate revolving credit facility to $200 million from $125 million, with the Company retaining the ability to increase the facility by an additional $25 million to an aggregate amount not to exceed $225 million;

b) extended the term of the facility by approximately one year to May 17, 2010;

c) amended the leverage ratio covenant to total indebtedness of not more than 3.5 times earnings before income tax, depreciation and amortization (“EBITDA”) for any period of four consecutive quarters; and

d) amended the interest rate “spread” applicable to amounts borrowed under the credit agreement to be determined by reference to that leverage ratio.

Debt covenants in the Company’s $100 million senior notes due June 2010 were simultaneously amended to conform to the debt covenants, including the leverage ratio, contained in the amended revolving credit agreement.

As of June 30, 2005 the Company was in compliance with all debt covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Borrowings under the revolving credit facility were $177.0 million at June 30, 2005 compared to $50.8 million at December 31, 2004. The increased borrowings were used to finance the Tech acquisition. Total debt was $278 million at June 30, 2005. Debt as a percentage of total invested capital at June 30, 2005 was 46.8% compared to 34.8% at December 31, 2004. Total shareholders’ equity was $314.8 million at June 30, 2005 compared to $301.1 million at December 31, 2004. The increase in equity was due to current year net income and employee stock purchase and option plan activity, partially offset by dividend payments and negative foreign currency translation adjustments.

The Company paid cash dividends totaling $6.8 million ($0.22 per share) during the six-month period ended June 30, 2005 and received $9.8 million in proceeds from employee stock option exercises and employee stock purchase plan contributions. Financing cash flows also include the excess tax benefit derived from the tax deductibility of employee stock option gains in excess of the amounts recorded as compensation expense under the fair value method prescribed in SFAS 123(R).

The discussion of the Company’s recent senior note private placement under the caption “Subsequent Event – Private Placement” is incorporated herein by reference.

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company’s future expected cash requirements.

New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company has determined that the adoption of FIN 47 will have no material impact on its consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

During the first six months of 2005, the Company was party to a forward exchange arrangement to protect against variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into ten monthly contracts of 0.5 million Euro each with the last contract ending on December 13, 2005. The terms of the arrangement set a base rate of 1.30 USD per Euro and a limit rate of 1.36 USD per Euro. The Company is protected against a strengthening USD by restricting the exchange rate to the base rate. The Company would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiry date of any of the remaining months, the Company agrees to buy Euro at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. In the current quarter, the USD strengthened and the exchange rate fell below the base of 1.30 USD per Euro resulting in a gain on the contracts of less than $0.1 million.

The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. The Company has a number of forward contracts with fair values totaling $0.3 million as of June 30, 2005 to purchase various currencies in Europe and Asia.

Subsequent Event – Medimop Acquisition

On August 2, 2005, the Company and its wholly owned subsidiary West Pharmaceutical Services of Delaware, Inc. acquired 90% of the equity interests in Medimop Medical Projects, Ltd. (“Medimop”) and its affiliated company Medimop USA LLC from Freddy Zinger, Medimop’s founder and President. The Company also received an option to purchase, at fair value, the remaining 10% ownership of the two companies, which generally becomes exercisable four years after the closing date.

The Company paid $36,250 for the initial investment, of which $32,625 was paid in cash and the balance by delivering 128,547 shares of its common stock valued at fair value. West will also pay up to an additional $1.836 million of contingent cash consideration, depending on the achievement of operating goals over a four-year period. Five million dollars of the purchase price was held in escrow as security for potential liabilities for breaches of representations, warranties and covenants of the seller.

Medimop, a privately owned company headquartered in Ra’anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. As part of the transaction, Mr. Zinger will enter into a four-year employment contract. In exchange for a payment of $3.75 million, he also will agree to certain non-competition and non-solicitation covenants during his employment and for three years following employment termination.

The acquisition was financed with proceeds from private-lender debt (See “Subsequent Event – Private Placement”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Subsequent Event – Private Placement

On July 28, 2005, the Company concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million maturing in 7 years on July 28, 2012 (“Series A Notes”) and $25.0 million maturing in ten years on July 28, 2015 (“Series B Notes”). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 80 basis points and the Series B Notes at LIBOR plus 90 basis points. Covenants included in the agreement conform to the Company’s previously existing revolving credit agreement. Proceeds from this agreement were used to fund the acquisition of Medimop (See “Subsequent Event – Medimop Acquisition”) with the balance used to reduce borrowings under the revolving credit facility.

On July 28, 2005, the Company also entered into two interest-rate swap agreements with PNC Capital Markets Inc. to protect against volatility in the interest rates payable on the Series A and B Notes. The first interest rate swap agreement has a seven-year term at a notional amount of $50.0 million under which the Company will receive variable interest rate payments based on three-month LIBOR in return for making quarterly payments at a fixed annual rate of 4.52%.

The second interest rate swap agreement has a ten-year term at a notional amount of $25.0 million under which the Company will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly payments at a fixed annual rate of 4.61%.

Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand; the effects of required acquisition-related purchase price allocations on income; the availability of required financing; the timing and commercial success of customers’ products incorporating the Company’s products and services; maintaining or improving production efficiencies and overhead absorption; competition from other providers; the Company’s ability to develop and market value-added products; the successful integration of acquired businesses; the average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003; strength of the US dollar in relation to other currencies, particularly the Euro, UK pound, Danish Krone, Japanese Yen and Singapore Dollar; inflation; US and international interest rates; returns on pension assets in relation to the expected returns employed in preparing the Company’s financial statements; raw material price escalation, particularly petroleum-based raw materials and energy costs; exposure to product quality and safety claims; and, realization of the Company’s investment in the clinical services operation upon disposition.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s 10-K, 10-Q and 8-K reports.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, has concluded that such disclosure controls and procedures are effective.

Additionally, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting, and based on such evaluation, has concluded that there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, these internal controls. The operations of the recently acquired Tech Group were included in the Company’s review of financial reporting controls at the end of the quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Part II - Other Information

Item 2. Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of common stock of the Company made during the three months ended June 30, 2005, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2005 – April 30, 2005	180	$26.34	—	—

May 1, 2005 – May 31, 2005	58,904	27.39	—	—

June 1, 2005 – June 30, 2005	199	28.05	—	—
Total	59,283	$27.39	—	—

(1)                Includes 58,361 shares of common stock acquired from employees who tender already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

(2)                Includes 799 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, which upon receipt of the contributions purchases shares in the open market and credits the shares to individual plan accounts.

(3)	Includes 123 shares forfeited under the executive incentive stock program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Six Months ended June 30, 2005 versus June 30, 2004, continued

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of shareholders on April 26, 2005.

(c)        One matter was voted on at the annual meeting: (1) the election of three directors in Class III. The results of the voting are as follows:

Proposal #1 – Election of Directors
	For	Withheld
Tenley E. Albright, M.D.	24,332,987	203,030
Donald E. Morel, Jr., Ph.D.	24,326,005	210,012
Robert C. Young, M.D.	24,436,707	99,310

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
August 9, 2005
Date

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

(10)(a)

First Amendment, dated as of May 18, 2005, between the Company, the direct and indirect subsidiaries of the Company listed on the signature pages thereto, the several banks and other financial institutions parties to the Credit Agreement (as defined therein), and PNC Bank, National Association, as Agent for the Banks, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 25, 2005 (File No. 1-8036).

(10)(b)

Share and Interest Purchase Agreement, dated as of July 5, 2005, among the Company, West Pharmaceutical Services of Delaware, Inc., Medimop Medical Projects, Ltd., Medimop USA LLC and Freddy Zinger, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 8, 2005 (File No. 1-8036).

(10)(c)

Note Purchase Agreement, dated as of July 28, 2005, among the Company and several insurance companies, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 3, 2005 (File No. 1-8036).

F-1

(10)(d)	Agreement, effective as of January 1, 2005, between the Company and the Goodyear Tire & Rubber Company.*

(11)	Non applicable.

(15)	None.

(18)	None.

(19)	None.

(22)	None.

(23)	Non applicable.

(24)	None.

(31)(a)	Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)	Section 302 Certification by William J. Federici.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	None.

(100)	Non applicable.

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

F - 2