Form 10-Q
period 2005-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2005-11-04
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Mark One
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The number of common shares outstanding as of September 30, 2005 was 31,719,415.

Index

Form 10-Q for the Quarter Ended September 30, 2005

Part I. Financial Information

Item 1. Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Net sales	$181,600	$133,100	$504,000	$399,700
Cost of goods sold	137,800	97,200	363,200	281,900
Gross profit	43,800	35,900	140,800	117,800
Selling, general and administrative expenses	30,700	25,800	87,900	77,200
Restructuring credit	(100)	—	(1,500)	—
Other expense, net	—	100	1,200	1,200
Operating profit	13,200	10,000	53,200	39,400
Interest expense, net	3,700	1,900	8,500	5,400
Income before income taxes	9,500	8,100	44,700	34,000
Provision for income taxes	3,000	2,500	14,200	10,900
Income from consolidated operations	6,500	5,600	30,500	23,100
Equity in net income of affiliated companies	600	1,200	1,900	3,100
Income from continuing operations	7,100	6,800	32,400	26,200
Pretax income (loss) from discontinued operations	400	(3,700)	1,100	(10,600)
Pretax gain on sale of discontinued operations	700	—	700	—
Income tax benefit (expense)	(400)	1,200	(300)	3,400
Net income	$7,800	$4,300	$33,900	$19,000

Net income (loss) per share:
Basic
Continuing operations	$0.23	$0.23	$1.05	$0.88
Discontinued operations	0.02	(0.09)	0.05	(0.24)
	$0.25	$0.14	$1.10	$0.64

Assuming dilution
Continuing operations	$0.22	$0.22	$1.00	$0.86
Discontinued operations	0.02	(0.08)	0.05	(0.24)
	$0.24	$0.14	$1.05	$0.62

Average common shares outstanding	31,334	30,172	30,988	29,847
Average shares assuming dilution	32,776	31,271	32,401	30,725

Dividends declared per common share	$0.12	$0.11	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries             Page 4

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	9/30/2005	12/31/2004
ASSETS
Current assets:
Cash, including cash equivalents	$20,900	$68,800
Accounts receivable, net of allowance	104,800	72,900
Inventories	64,700	56,700
Deferred income taxes	7,600	8,200
Current assets held for sale	—	9,100
Other current assets	19,800	10,800
Total current assets	217,800	226,500

Property, plant and equipment	634,800	605,100
Less accumulated depreciation and amortization	312,600	321,300
	322,200	283,800
Investments in and advances to affiliated companies	26,700	26,600
Goodwill	98,200	42,400
Pension asset	45,900	47,700
Deferred income taxes	9,000	8,400
Other intangible assets, net	64,600	1,700
Restricted cash	7,000	—
Noncurrent assets held for sale	—	2,200
Other assets	8,100	9,900
Total Assets	$799,500	$649,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$400	$10,000
Accounts payable	35,400	29,300
Current liabilities of discontinued operations	—	700
Accrued expenses:
Salaries, wages and benefits	28,400	23,000
Income taxes payable	13,300	16,900
Restructuring costs	500	3,400
Deferred income taxes	9,500	7,900
Other current liabilities	35,100	25,300
Total current liabilities	122,600	116,500
Long-term debt, excluding current portion	260,200	150,800
Deferred income taxes	39,300	35,500
Other long-term liabilities	47,500	45,300
Minority interest	4,500	—
Shareholders’ equity	325,400	301,100
Total Liabilities and Shareholders’ Equity	$799,500	$649,200

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Common Stock					Treasury Stock
(in thousands, except per share data)	Number of shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Amount	Total
Balance, December 31, 2004	34,330	$8,600	$24,500	$287,500	$36,400	(3,621)	$(55,900)	$301,100
Net income				33,900				33,900
Shares issued for business acquisitions			2,400			199	3,000	5,400
Shares issued under stock plans			5,900			811	10,300	16,200
Tax benefit from stock plans			4,300					4,300
Cash dividends declared ($.34 per share)				(10,800)				(10,800)
Foreign currency translation adjustment					(25,700)			(25,700)
Fair value adjustment on derivative financial instruments					400			400
Minimum pension liability translation adjustment					600			600
Balance, September 30, 2005	34,330	$8,600	$37,100	$310,600	$11,700	(2,611)	$(42,600)	$325,400

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	9/30/2005	9/30/2004
Cash flows provided by operating activities:
Net income	$33,900	$19,000
(Income) loss from discontinued operations, net of tax	(1,500)	7,200
Depreciation and amortization	33,800	24,300
Other non-cash items, net	8,100	4,900
Changes in assets and liabilities, net of effects of acquired businesses and discontinued operations	(21,000)	(5,700)
Net cash provided by operating activities	53,300	49,700

Cash flows used in investing activities:
Property, plant and equipment acquired	(32,600)	(40,900)
Insurance proceeds received for property damage	—	31,800
Proceeds from disposal of equipment	1,200	—
Acquisition of businesses, net of cash acquired	(175,100)	—
Repayment of loan by affiliate	200	600
Customer advances, net of repayments	—	(700)
Net cash used in investing activities	(206,300)	(9,200)

Cash flows provided by (used in) financing activities:
Net borrowings (repayments) under revolving credit agreements	110,600	(4,200)
Payment of fees under revolving credit agreements	(800)	(500)
Repayment of other short-term debt	(10,000)	(7,800)
Dividend payments	(10,300)	(9,400)
Tax benefit from stock option exercises	2,000	—
Issuance of common stock	10,500	12,100
Net cash provided by (used in) financing activities	102,000	(9,800)
Net cash provided by (used in) discontinued operations	8,400	(5,000)
Effect of exchange rates on cash	(5,300)	(200)
Net (decrease) increase in cash and cash equivalents	(47,900)	25,500
Cash, including cash equivalents at beginning of period	68,800	37,800
Cash, including cash equivalents at end of period	$20,900	$63,300

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1.

The interim condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2005 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (“West” or “the Company”), appearing in the Company’s 2004 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Interim Period Accounting Policy

In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2005, the results of operations and cash flows for the periods ended September 30, 2005 and 2004 and the change in shareholders’ equity for the nine months ended September 30, 2005. The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassification

Certain reclassifications of deferred income tax assets and liabilities were made to prior period financial statements to be consistent with the current period reporting presentation.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full-year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the second quarter of 2005, the Treasury Department and Internal Revenue Service released technical guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary reduced tax rate available under the American Jobs Creation Act of 2004. After its analysis of the technical guidance, the Company finalized plans to repatriate up to $70,000 of unremitted earnings of foreign subsidiaries during 2005 and recorded a $1,200 tax provision during the nine months ended September 30, 2005. The Company is evaluating, but has not concluded, plans for any additional repatriation above the $70,000 this year. As of September 30, 2005, the Company had repatriated $67,000 of the planned remittances, of which $52,500 was received during the third quarter of 2005 and was used to reduce outstanding debt under the Company’s revolving credit facility.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

2.

On August 2, 2005, the Company acquired 90% of the equity interests in Medimop Medical Projects, Ltd. (“Medimop”) and its affiliated company Medimop USA LLC. Medimop, a privately owned company headquartered in Ra’anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. The Company also received an option to purchase, at fair value, the remaining 10% ownership of the two companies, which generally becomes exercisable four years after the closing date.

The Company paid total consideration of $40,200 for the initial investment, of which $36,575 was paid in cash and the balance by delivering 128,547 shares of its common stock issued at fair value. As part of the transaction, the Company has agreed to file a registration statement covering the shares under the Securities Act of 1933 so as to permit the shares to be sold prior to expiration of the one-year holding period under Rule 144 of that Act. The Company will also pay up to an additional $1,836 of contingent cash consideration, depending on the achievement of operating goals over a four-year period.

The preliminary allocation of the purchase price, which follows, is based upon information currently available, which may be revised as additional information becomes available and the fixed asset and intangible asset valuation is completed. The valuation is expected to be finalized by December 31, 2005.

Inventories	$900
Accounts receivable	2,200
Other current assets	3,100
Property, plant and equipment	1,800
Goodwill	31,900
Intangible assets	17,400
Current liabilities	(5,500)
Minority interest	(4,500)
Noncurrent liabilities and deferred taxes	(7,100)

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
Trademarks	$1,200	12	Years
Patents	3,750	12	Years
Covenant not to Compete	3,750	7	Years
Customer Relationships	8,700	10	Years
	$17,400

The estimated amortization expense for the remainder of 2005 for these intangible assets is approximately $500. The estimated annual amortization expense of these intangible assets for the next five years is approximately $1,800 per year.

The Company’s financial statements include the results of the Medimop business for periods after August 2, 2005.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

On May 20, 2005, the Company completed its acquisition of substantially all of the assets of the Tech Group, Inc. (“Tech”), including the outstanding stock of, or other equity interests in, Tech’s wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. The Company did not acquire Tech’s ownership interest in Tech Group Asia. Tech provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries. The total purchase price was $140,000 of which $7,000 is held in an escrow account (restricted cash) at September 30, 2005. This restricted cash will be paid to the sellers contingent on the performance of a specific product line during the seller’s fiscal year ending June 26, 2006.

The preliminary allocation of the purchase price, which follows, is based upon information currently available, which may be revised as additional information becomes available and the fixed asset and intangible asset valuation is completed. The valuation is expected to be finalized by December 31, 2005.

Inventories	$7,000
Accounts receivable	20,800
Other current assets	8,000
Property, plant and equipment	49,000
Goodwill	24,500
Intangible assets	46,200
Other noncurrent assets	300
Current liabilities	(20,900)
Noncurrent liabilities and deferred taxes	(1,900)

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
Trademarks	$10,000	Indefinite
Customer Contracts	15,700	20	Years
Customer Relationships	20,500	25	Years
	$46,200

The estimated amortization expense for the remainder of 2005 for these intangible assets is approximately $400. The estimated annual amortization expense of these intangible assets for 2006 is approximately $1,800 and for each of the next four years is approximately $2,000 per year.

The Company’s financial statements include the results of the Tech business for periods after May 20, 2005.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

The following unaudited pro forma summary combines the results of operations of Medimop and Tech with those of the Company as if the acquisitions had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period, or of results which may occur in the future.

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net sales	$183,400	$166,200	$574,700	$495,800
Income from continuing operations	$6,700	$5,300	$30,600	$21,900
Income from continuing operations per diluted share	$0.20	$0.17	$0.94	$0.71
Net income	$7,400	$2,800	$32,100	$14,700
Net income per diluted share	$0.22	$0.09	$0.99	$0.48

3.

In February 2005, the Company acquired 100% of the outstanding stock of Monarch Analytical Laboratories, Inc. (“Monarch”). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, the Company paid $2,000 in cash and $1,800 in shares of its common stock for Monarch. Additionally, the Company assumed, and subsequently paid, debt in the amount of $1,900. The allocation of the purchase price follows:

Current assets	$800
Property, plant and equipment	2,000
Goodwill	3,400
Current liabilities and deferred taxes	(500)

Pro forma results assuming the acquisition of Monarch as of January 1, 2005 would not be materially different from reported sales or net income.

4.

On August 23, 2005, the Company sold all of the assets of its clinical services business unit to Covance Clinical Research Unit Inc. (“Covance”). At the closing date, the Company received consideration of $5,750 of cash and a receivable for an additional $500. As a result of the transaction, the Company recorded a pre-tax gain of $700 ($500, or $0.01 per diluted share, net of tax) for both the three and nine months ended September 30, 2005.

The clinical services business unit had been reported in the Company’s former Drug Delivery Systems segment during 2004. Considering the announcement of the intention to exit the clinical services business in December 2004, ongoing operations since that time had been reported as part of discontinued operations. During the three and nine months ended September 2005, net sales were $2,300 and $7,900, respectively, and pre-tax income from operations reported as discontinued operations was $400 and $1,600, respectively. During the same periods in 2004, the clinical services business reported net sales of $1,600 and $5,700, respectively, and pre-tax losses from operations of $200 and $400, respectively.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

5.

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

	Three Months Ended	Nine Months Ended
September 30, 2004
Net income, as reported	$ 4,300	$ 19,000

Add: Stock-based compensation expense included in net income, net of tax	900	2,900

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,200)	(4,000)

Pro forma net income	$ 4,000	$ 17,900

Net income per share:

Basic, as reported	$ 0.14	$ 0.64
Basic, pro forma	$ 0.13	$ 0.60

Diluted, as reported	$ 0.14	$ 0.62
Diluted, pro forma	$ 0.13	$ 0.58

For the three and nine months ended September 30, 2005, the Company recorded pretax compensation expense associated with stock options and awards of $600 and $1,500, respectively. Total compensation cost related to nonvested options not yet recognized was $3,500 at September 30, 2005. These costs will be recognized through 2009 based on the requisite service periods of the stock options and awards. In addition to stock option awards, the Company also recorded an expense of $1,600 for its employee stock purchase plan for the nine-month period ended September 30, 2005.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

For the nine months ended September 30, 2005, the Company granted 340,800 options to key employees under the Company’s 2004 Stock-Based Compensation Plan. These option awards cliff vest after four years of continuous service and have 10-year contractual terms. Upon exercise, shares are issued from treasury stock in exchange for the exercise price of the options. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that used the following ranges of assumptions: average risk-free interest rate of 4.1% to 4.2%, average expected life of 6 years, expected volatility of 27.3% to 28.8% and dividend yield of 1.7% to 1.8%. Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of options granted is derived from historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based upon the published U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The range of grant date fair values of options granted during the nine months ended September 30, 2005 was $7.14 to $7.27.

In addition to stock options, the Company grants performance vesting restricted share awards (“PVR share awards”) under the 2004 Stock-Based Compensation Plan. Recipients of PVR share awards have the right to receive shares of common stock dependent on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital for specified performance periods. At December 31, 2004, grants covering 252,600 PVR share awards were reserved for issuance, which vest over two annual performance periods through 2006. This number is based on an expected 100% achievement of the performance targets. During the first quarter of 2005, the Company awarded 89,330 PVR share awards to key employees covering a three-year performance period ending December 31, 2007. Recipients will receive no shares if results for the performance period are less than 70% of the performance target. Achievement of between 70% and 100% of the performance targets would result in the award of between 50% and 100% of the targeted number of shares. Achievement of between 101% and 150% of the performance targets would result in the award of up to 89,330 additional shares, depending on the level of achievement. The fair value of PVR shares is determined at the grant date and is generally recognized as an expense over the performance period. Total compensation cost related to nonvested PVR shares to be recognized over the next three years is $4,000 at September 30, 2005 based on the estimated probability of achieving the performance targets. During the three and nine months ended September 30, 2005, pretax compensation expense for all PVR share awards of $900 and $2,600, respectively, was recorded.

6.	Inventories at September 30, 2005 and December 31, 2004 were as follows:

	9/30/05	12/31/04
Finished goods	$28,800	$28,800
Work in process	10,900	9,600
Raw materials	25,000	18,300
	$64,700	$56,700

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

7.	Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net income	$7,800	$4,300	$33,900	$19,000
Foreign currency translation adjustments	(1,700)	4,800	(25,700)	(1,700)
Fair value adjustment on derivative financial instruments	400	—	400	—
Minimum pension liability translation adjustments	100	—	600	(100)
Comprehensive income	$6,600	$9,100	$9,200	$17,200

8.

Following the acquisition of Tech in the second quarter of 2005, the Company established two reportable segments: “Pharmaceutical Systems” and “Tech Group”. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment consists of three operating segments (the Americas, Europe/Asia and Medimop) which are aggregated for reporting purposes as they produce and sell a similar range of products in their respective geographic regions, use a similar distribution process and have a common customer base. The Tech Group segment, which is composed of West’s previously existing Device Group operating unit and the recently acquired Tech business, provides contract design, tooling and manufacturing services using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries.

The Company has restated the composition of the reportable segment information in all prior periods.

Net sales to external customers by reporting segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
Net Sales	9/30/05	9/30/04	9/30/05	9/30/04
Pharmaceutical Systems	$127,400	$118,000	$401,800	$356,400
Tech Group	56,100	16,800	108,600	48,600
Eliminations	(1,900)	(1,700)	(6,400)	(5,300)
Total	$181,600	$133,100	$504,000	$399,700

The Pharmaceutical Systems segment results for both the three and nine months ended September 30, 2005 include $1,700 of net sales from the acquired Medimop business. The Tech Group segment results for the three and nine months ended September 30, 2005 include $38,900 and $56,400, respectively, of net sales from the acquired Tech business.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

Operating profit by reporting segment for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
Operating Profit:	9/30/05	9/30/04	9/30/05	9/30/04
Pharmaceutical Systems	$18,800	$17,100	$71,800	$59,900
Tech Group	2,100	400	5,900	2,600
Corporate costs	(6,500)	(6,200)	(22,200)	(19,400)
Restructuring credit	100	—	1,500	—
Domestic pension expense	(1,300)	(1,300)	(3,800)	(3,700)
Operating profit	13,200	10,000	53,200	39,400
Interest expense, net	3,700	1,900	8,500	5,400
Income before income taxes	$9,500	$8,100	$44,700	$34,000

The Pharmaceutical Systems segment results for both the three and nine months ended September 30, 2005 include $100 of operating profit from the acquired Medimop business. The Tech Group segment results for the three and nine months ended September 30, 2005 include $700 and $1,800, respectively, of operating profit from the acquired Tech business.

Total assets by reporting segment at September 30, 2005 and December 31, 2004 were as follows:

Total Assets	9/30/05	12/31/04
Pharmaceutical Systems	$484,400	$ 496,700
Tech Group	203,500	50,400
Corporate	111,600	102,100
Total	$799,500	$ 649,200

9.

Common stock issued at September 30, 2005 was 34,330,282 shares, of which 2,610,867 shares were held in treasury. Dividends of $0.11 per common share were paid in the third quarter of 2005 and a dividend of $0.12 per share payable November 2, 2005 to holders of record on October 19, 2005 was declared on August 16, 2005.

Below are the calculations of earnings per share for the three and nine months ended September 30, 2005 and 2004. Options to purchase 300,501 shares of common stock outstanding during the nine-month period ended September 30, 2004 were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No options were antidilutive for the three-month period ended September 30, 2004. There were 28,800 antidilutive options outstanding during both the three and nine months ended September 30, 2005.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

	Three Months Ended		Nine months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net income	$7,800	$4,300	$33,900	$19,000

Average common shares outstanding	31,334	30,172	30,988	29,847
Add: Dilutive stock options and restricted shares	1,442	1,099	1,413	878
Average shares assuming dilution	32,776	31,271	32,401	30,725

Basic net income per share	$0.25	$0.14	$1.10	$0.64
Diluted net income per share	$0.24	$0.14	$1.05	$0.62

10.

The Company has accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. The Company believes the accrued liability of $2,000 at September 30, 2005 is sufficient to cover the future costs of these remedial actions.

By letter dated September 27, 2005, the Commonwealth of Puerto Rico notified the Company that it is potentially responsible for damages to natural resources, including groundwater and soils, resulting from alleged releases of hazardous substances at the Company’s former facility at an industrial park in Vega Alta, Puerto Rico. The Company is unable at this time to estimate the amount of loss, if any, that will result from this action.

11.	Goodwill by reportable segment as of September 30, 2005 and December 31, 2004 was as follows:

	9/30/05	12/31/04
Pharmaceutical Systems	$66,100	$34,800
Tech Group	32,100	7,600
	$98,200	$42,400

The purchases of Medimop in the third quarter of 2005 and Monarch in the first quarter of 2005 increased the goodwill balance by $31,900 and $3,400, respectively, in the Pharmaceutical Systems segment. Foreign currency translation adjustments of $4,000 partially offset the increase. The purchase of Tech in the second quarter of 2005 increased the goodwill balance by $24,500 in the Tech Group segment.

12.	The following table details the activity related to the Company’s restructuring reserve, which consists of accrued severance, benefits and contract termination costs:

	Severance and benefits	Other	Total
Balance, December 31, 2004	$500	$2,900	$3,400
Reversals	—	(1,500)	(1,500)
Cash payments	(200)	(1,200)	(1,400)
Balance, September 30, 2005	$300	$200	$500

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

During the three and nine months ended September 30, 2005, the Company recorded a reduction of $100 and $1,500, respectively, to the reserve due to lower than expected costs in relation to the closure of a plastics manufacturing facility in the U.K. The remainder of the decrease was expended for employee severance and contract termination costs. The balance at September 30, 2005 contains $200 of contract termination costs associated with the U.K. plant closure, which is expected to be paid within the next three months. The remaining balance consists of severance and benefit payments to former employees.

13.	Other expense for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Foreign currency transaction (gains) losses	$(200)	$(100)	$500	$200
Loss on sales of equipment and other assets	—	100	—	900
Other	200	100	700	100
Other expense, net	$—	$100	$1,200	$1,200

The significant portion of the expense for the nine months ended September 30, 2005 is related to a $500 impairment of an investment in a company that had been developing genomics analysis technology, following that company’s unsuccessful efforts in finding a commercial sponsor.

14.	The components of net pension expense for domestic and international plans for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Pension benefits		Other retirement benefits
Three months	9/30/05	9/30/04	9/30/05	9/30/04
Service cost	$1,300	$1,300	$200	$200
Interest cost	3,000	2,900	200	100
Expected return on assets	(3,800)	(3,600)	—	—
Amortization of prior service cost	200	200	—	—
Recognized actuarial losses	700	800	—	—
Pension expense	$1,400	$1,600	$400	$300

	Pension benefits		Other retirement benefits		Total
Three months	9/30/05	9/30/04	9/30/05	9/30/04	9/30/05	9/30/04
Domestic plans	$900	$1,000	$400	$300	$1,300	$1,300
International plans	500	600	—	—	500	600
	$1,400	$1,600	$400	$300	$1,800	$1,900

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

	Pension benefits		Other retirement benefits
Nine months	9/30/05	9/30/04	9/30/05	9/30/04
Service cost	$4,000	$4,000	$700	$500
Interest cost	8,900	8,600	500	400
Expected return on assets	(11,400)	(11,000)	—	—
Amortization of unrecognized transition (asset) obligation	—	100	—	—
Amortization of prior service cost	500	600	—	—
Recognized actuarial losses	2,200	2,200	—	—
Pension expense	$4,200	$4,500	$1,200	$900

	Pension benefits		Other retirement benefits		Total
Nine months	9/30/05	9/30/04	9/30/05	9/30/04	9/30/05	9/30/04
Domestic plans	$2,600	$2,800	$1,200	$900	$3,800	$3,700
International plans	1,600	1,700	—	—	1,600	1,700
	$4,200	$4,500	$1,200	$900	$5,400	$5,400

15.	On May 18, 2005 the Company amended its revolving credit facility, which, among other things:

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

Debt covenants in the Company’s $100,000 senior notes due June 2010 were simultaneously updated to conform to the debt covenants, including the leverage ratio, contained in the amended revolving credit agreement.

As of September 30, 2005 the Company was in compliance with all debt covenants.

16.

On July 28, 2005, the Company concluded a private placement of $75,000 in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50,000 maturing in 7 years on July 28, 2012 (“Series A Notes”) and $25,000 maturing in ten years on July 28, 2015 (“Series B Notes”). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 80 basis points and the Series B Notes at LIBOR plus 90 basis points. Covenants included in the agreeme

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

17.

conform to the Company’s revolving credit agreement. Proceeds from this agreement were used to fund the acquisition of Medimop with the balance used to reduce borrowings under the revolving credit facility.

On July 28, 2005, the Company also entered into two interest-rate swap agreements with PNC Capital Markets Inc. to protect against volatility in the interest rates payable on the Series A and B Notes. The first interest rate swap agreement has a seven-year term at a notional amount of $50,000 under which the Company will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The second interest rate swap agreement has a ten-year term at a notional amount of $25,000 under which the Company will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly fixed payments.

Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively. At September 30, 2005, the interest rate swap agreements had a fair value of $0.4 million.

18.

The Company has been named a defendant in two lawsuits filed in connection with the January 2003 explosion and related fire at the Kinston, N.C. plant. In the first, plaintiffs seek unspecified compensatory and punitive damages from the Company. The Company has reached an agreement in principle to settle this matter with the plaintiffs for an amount that will be largely funded by the Company’s insurers. Under the agreement, the Company’s monetary contribution would be limited to the balance of its deductibles under applicable insurance policies, all of which have been accrued for in the financial statements. In the second suit, plaintiffs did not name the Company as a defendant, but the Company has been brought in as an additional party by named defendants under a North Carolina procedure. Under this procedure, a finding of liability against the Company would not result in a payment by the Company. Instead, the finding would reduce any damages awarded to plaintiffs against the named defendants by the amount that the Company and its workers’ compensation carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs. In addition, the finding would extinguish the right to subrogation of amounts paid by the Company’s carrier in workers’ compensation benefits to those plaintiffs. The Company believes that overall it has sufficient insurance and reserves to cover losses from expected litigation associated with the incident therefore the Company does not expect that resolution of these matters will have a material impact on the financial statements.

19.

During 2004, the Company entered into a Share and Asset Purchase Agreement to sell its drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The Company also announced in 2004 its intention to exit the clinical services business during 2005. The drug delivery business and the clinical services business comprised the Drug Delivery Systems segment. Accordingly, the Company restated all previous periods to present the former Drug Delivery Systems segment as a discontinued operation.

West Pharmaceutical Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

(continued)

Net sales and income from discontinued operations for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net sales	$2,300	$2,200	$7,900	$7,300
Pretax income (loss) from discontinued operations	400	(3,700)	1,100	(10,600)
Pretax gain on sale of discontinued operations	700	—	700	—
Income tax benefit (expense)	(400)	1,200	(300)	3,400
Net income (loss) from discontinued operations	$700	$(2,500)	$1,500	$(7,200)

The Company completed the sale of its drug delivery business in the first quarter of 2005 resulting in decreased costs when compared to 2004 when the business was fully operational. The income in 2005 reflects the results of the clinical services unit, which continued to operate until its sale in August 2005. The pretax gain on the sale of the clinical services unit of $700 is reflected in the three and nine months ended September 30, 2005.

Net cash provided by (used in) discontinued operations for the nine months ended September 30, 2005 and

2004 was as follows:

	Nine Months Ended
	9/30/05	9/30/04
Operating activities	$—	$(4,900)
Cash received upon sale of business units, net of related costs	8,400	—
Property, plant and equipment acquired	—	(100)
Net cash provided by (used in) discontinued operations	$8,400	$(5,000)

19.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company believes that the adoption of FIN 47 will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” (FAS 154). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

In August 2005, the FASB issued FASB Staff Position No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP No. FAS 123(R)-1). The FSP defers the requirement of FAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The guidance in this FSP is required to be applied upon initial adoption of Statement 123(R). The Company believes that the adoption of FSP No. FAS 123(R)-1 will not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004

Company Overview

The Company has two reportable segments, labeled “Pharmaceutical Systems” and “Tech Group”. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment consists of three operating segments (the Americas, Europe/Asia and Medimop), which are aggregated for reporting purposes as they produce and sell a similar range of products in their respective geographic regions. The Tech Group segment is composed of West’s previously existing Device Group operating unit and the recently acquired Tech business and provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device and consumer markets.

As more fully described below, the Company has completed several acquisitions during 2005. West’s goal is to make sure that the acquired businesses continue to have the resources and operating focus to deliver on their existing commitments to customers while expanding future opportunities through West’s global presence and customer base. In addition to integrating the acquired businesses, West management will place increasing emphasis on developing innovative drug delivery solutions, achieving production and operational efficiencies and implementing strategies to mitigate the impact of rising material and fuel costs, including those related to recent hurricane related damage to oil refining capacity in the Gulf Coast region of the United States.

Acquisitions

On August 2, 2005, the Company acquired 90% of the equity interests in Medimop Medical Projects, Ltd. (“Medimop”) and its affiliated company Medimop USA LLC. Medimop, a privately owned company headquartered in Ra’anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. The Company paid total consideration of $40,200 for the initial investment, of which $36,575 was paid in cash and the balance by delivering 128,547 shares of its common stock issued at fair value.

On May 20, 2005, the Company completed its acquisition of substantially all of the assets of the Tech Group, Inc. (“Tech”), including the outstanding stock of, or other equity interests in, Tech’s wholly owned subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

in the United States, Puerto Rico, Ireland and Mexico. The Company did not acquire Tech’s ownership interest in Tech Group Asia. Tech provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries. The total purchase price was $140,000 of which $7,000 is held in an escrow account (restricted cash) at September 30, 2005. This restricted cash will be paid to the sellers contingent on the operating income of a specific product during the seller’s fiscal year ending June 26, 2006.

In February 2005, the Company acquired the stock of Monarch Analytical Laboratories, Inc. (“Monarch”). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. The Company paid total consideration of $5,700 for Monarch.

The results of the Medimop and Monarch businesses are reported as part of the Pharmaceutical Systems segment. The acquired businesses of the Tech Group Inc. have been combined with the Company’s previously existing plastic Device Group operations to form the “Tech Group” segment. The Company’s financial statements include the results of the acquired businesses for periods subsequent to their acquisition date.

Net Sales

	Three Months Ended		Nine Months Ended
	September 30		September 30
In millions	2005	2004	2005	2004
Pharmaceutical Systems	$127.4	$118.0	$401.8	$356.4
Tech Group	56.1	16.8	108.6	48.6
Eliminations	(1.9)	(1.7)	(6.4)	(5.3)
Consolidated Total	$181.6	$133.1	$504.0	$399.7

Consolidated net sales for the third quarter of 2005 were $181.6 million compared to $133.1 million reported in the third quarter of 2004, an increase of 36.4%. 2005 acquisitions contributed $41.6 million, or 31.2 percentage points, of the sales increase. The quarter-over-quarter increase also included an increase due to the impact of foreign currency translation of 0.4 percentage points. Overall price increases, primarily tied to increasing raw material costs, and volume increases accounted for 2.2 and 2.6 percentage points, respectively, of the sales increase over the quarter ended September 30, 2004.

In the Pharmaceutical Systems segment, third-quarter 2005 sales were $127.4 million, a $9.4 million, or 7.9%, increase from prior year quarter reported sales of $118.0 million. Approximately 2.2 percentage points of the increase is due to sales in the acquired businesses and 0.5 percentage points is the result of foreign currency translation. Third-quarter 2005 net sales in European markets were 13.7% higher, net of foreign currency translation, than those achieved in the prior year quarter, reflecting strong demand for insulin packaging and pre-filled syringe components. Net sales in North America decreased 1.7% from the prior year quarter, due to lower demand for coated pharmaceutical components as customers continue to work down inventories accumulated in late 2004 in advance of a formulation change. The Company expects that customer order patterns for these products will return to normal for the full-year 2006. The decrease in demand for coated pharmaceutical components was partially offset by increased sales of products employing the Company’s Westar® processing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

The Tech Group segment achieved third quarter 2005 net sales of $56.1 million, an increase of $39.3 million over reported third quarter 2004 net sales. The recently acquired Tech business contributed $38.9 million of this increase, of which $31.3 million was generated by sales of molded plastic components and assemblies, with the remaining $7.6 million composed of lower-margin engineering and tooling sales.

Consolidated net sales during the nine months ended September 30, 2005 were $504.0 million, an increase of $104.3 million, or 26.1%, compared to the first nine months of 2004. The 2005 acquisitions contributed $60.4 million, or 15.1 percentage points, of the sales increase, while sales from West’s ongoing businesses were $43.9 million above prior year levels. The Pharmaceutical Systems segment contributed $45.4 million of the year-to-date net sales increase, led by sales of pre-filled injection syringe components, including increased sales of Westar® treated components. The Tech Group segment contributed $60.0 million of the year-over-year increase with the acquired Tech business providing $56.4 million of that increase. Approximately 1.9 percentage points of the increase is the result of foreign currency translation.

Gross Profit

Gross profit in the quarter increased to $43.8 million from $35.9 million in the third quarter of 2004. The $7.9 million increase in gross profit includes $5.3 million from acquired businesses. The Company’s consolidated gross margin was 24.1% for the third quarter of 2005 compared to 27.0% in the same period last year. Gross margins in the acquired Tech business are generally lower than those associated with the Company’s historical businesses. The results of the Tech and Medimop acquired businesses negatively impacted the gross margin for the third quarter of 2005 by 3.5%. Partially offsetting the overall gross margin decrease were margin improvements associated with decreased costs connected with the interim production plans that were in place during the majority of 2004 during the construction and transfer of operations to the new Kinston plant. The decreased interim production costs were partially offset by higher depreciation, plant overhead and utility costs at the new plant. Sales price increases helped to offset higher raw material and labor costs but produced no net improvement in gross margin. Third-quarter 2005 gross profit was also reduced by $0.9 million of employee stock purchase plan costs associated with production employees. Pharmaceutical Systems segment gross margin was 29.0% versus 28.8% for the third quarter of 2005 and 2004, respectively. Gross margins in the Tech Group segment were 12.4% for the current quarter compared to 11.6% in the prior-year quarter. The improvement in Tech Group segment margins includes the favorable impact of the 2004 closure of a U.K. production facility.

For the nine-month period ending September 30, 2005, gross profit was $140.8 million, or $23.0 million above that reported in the 2004 nine-month period. The Pharmaceutical Systems segment contributed $15.3 million of the gross profit increase, largely due to higher sales volumes, including strong contributions from higher-margin Westar® processed components partially offset by lower sales of Teflon® and B2 coated products. (Teflon® is a registered trademark of E.I. DuPont de Nemours & Company used under license.) The Tech Group segment contributed $7.7 million of the gross profit increase, of which $6.5 million was generated by the acquired Tech business. Consolidated gross profit margins for the nine-month periods ending September 30, 2005 and 2004 were 27.9% and 29.5%, respectively. The inclusion of the lower-margin acquired businesses reduced reported nine-month margins by two percentage points, offset slightly by a favorable product mix on West’s historic businesses. Savings from decreased interim production costs were partially offset by increased depreciation, overhead and production inefficiencies at the Company’s Kinston facility.

                                       Page 23

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SGA”) were $30.7 million in the third quarter of 2005 compared to $25.8 million in the same quarter of 2004. This increase is due mostly to the 2005 acquisitions along with increased compensation costs and the unfavorable impact of foreign exchange rates. The increase is partially offset by lower liability, property and business interruption insurance costs due to renegotiated policies. Although total SGA expenses increased during the 2005 quarter, as a percentage of sales they declined to 17.0% of sales in the current quarter versus 19.4% in the 2004 quarter.

In the Pharmaceutical Systems segment, SGA expenses were $18.1 million in the third quarter of 2005, up $1.3 million from the same period in 2004, primarily due to increased compensation costs, but remained steady at 14.2% of sales for both quarters.

For the Tech Group segment, selling, general and administrative expenses increased by $3.4 million from the third quarter of 2004 to $4.9 million in the 2005 quarter but fell slightly as a percentage of sales from 9.0% in 2004 to 8.7% in the current quarter. This increase was substantially due to the inclusion of Tech expenses in the 2005 quarter.

Corporate administration costs, including domestic pension expenses and a restructuring credit, were $7.7 million in the third quarter of 2005 compared to $7.5 million in 2004. The increase is partially due to the Company’s adoption of Statement of Financial Accounting Standard 123 “Share-Based Payment – Revised 2004” (“FAS 123(R)”) which requires that stock-based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Employee stock option costs using the fair value method for the third quarter of 2005 were $0.6 million. Prior to the adoption of SFAS 123(R), stock option plans did not result in expense recognition because the Company used the intrinsic value method for stock-based compensation prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Third quarter 2005 corporate costs also include an increase of $0.5 million for stock-based director’s compensation programs and the non-qualified deferred compensation plan due primarily to the increase in the Company’s stock price. All of these increases were partially offset by a $0.5 million reduction in restricted share award expenses compared to the 2004 quarter.

SGA expenses were $87.9 million, or 17.4% of sales, for the nine months ended September 30, 2005 compared to $77.2 million, or 19.3% of sales, for the same period in 2004. Pharmaceutical Systems segment SGA expenses were $3.4 million higher than in the prior year nine month period due to the 2005 acquisitions as well as increased compensation, higher outside services costs and the unfavorable impact of foreign exchange rates, partially offset by reduced insurance costs. SGA costs in the Tech Group segment increased by $4.3 million due to the inclusion of the acquired Tech business in 2005. Corporate costs, including domestic pension expenses and a restructuring credit, were $3.0 million higher in the 2005 period compared to the same period in 2004, reflecting increased stock compensation costs associated with stock option expensing and the employee stock purchase plan.

Restructuring Credit

During the nine months ended September 30, 2005, the Company recorded a $1.5 million reduction to the restructuring reserve due to lower than expected costs in relation to the closure of a plastics manufacturing facility in the U.K. $1.4 million of this reduction was recorded during the second quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

Other Expense, net

During the quarters ended September 30, 2005 and 2004, income from foreign currency translation was offset almost entirely by losses on equipment disposal and other expenses. For the nine months ended September 30, 2005 and 2004, other expenses were $1.2 million. The nine-month results for 2005 include a $0.5 million impairment of an investment in a company that had been developing genomics analysis technology following that company’s unsuccessful efforts in finding a commercial sponsor.

Operating Profit

The Company’s operating profit (loss) by reportable segment, corporate costs and domestic pension expense is as follows:

	Three Months Ended		Nine months Ended
	September 30		September 30
In millions	2005	2004	2005	2004
Pharmaceutical Systems	$18.8	$17.1	$71.8	$59.9
Tech Group	2.1	0.4	5.9	2.6
Corporate costs	(6.5)	(6.2)	(22.2)	(19.4)
Restructuring credit	0.1	-	1.5	-
Domestic pension expense	(1.3)	(1.3)	(3.8)	(3.7)
Consolidated Total	$13.2	$10.0	$53.2	$39.4

The Pharmaceutical Systems segment results for both the three and nine months ended September 30, 2005 include $0.1 million of operating profit from the acquired Medimop business. The Tech Group segment results for the three and nine months ended September 30, 2005 include $0.7 million and $1.8 million, respectively, of operating profit from the acquired Tech business.

Interest Expense, net

Net interest costs were $3.7 million in the third quarter 2005 up from $1.9 million in the prior year quarter. For the nine months ended September 30, 2005, net interest costs were $8.5 million compared to $5.4 million in the prior year. The increase in interest expense was principally due to increased debt levels resulting from acquisition-related borrowings.

Provision for Income Taxes

The effective tax rate for the third quarter ended September 30, 2005 was 31.0% compared to 30.8% in the prior year quarter. For the nine-month period, the effective tax rate was 31.8% in 2005 compared to 32.0% in 2004.

Following regulatory guidance issued in the second quarter of 2005 clarifying the provisions of the American Jobs Creation Act of 2004, the Company finalized its plans to repatriate up to $70 million of earnings of foreign subsidiaries and has recorded $1.2 million for taxes payable at the time of the remittance. Of the $70 million planned repatriation, $67 million has been repatriated from foreign subsidiaries as of September 30, 2005, of which $52.5 million was received during the third quarter and was used to reduce outstanding debt under the Company’s revolving credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

Equity in Net Income of Affiliated Companies

Earnings in net income of affiliated companies were $0.6 million in the third quarter of 2005 down from the $1.2 million in the third quarter of 2004. Earnings for the nine-month period were also lower than the prior year with income of $1.9 million in 2005 compared to $3.1 million in 2004. 2005 earnings were negatively impacted by lower demand for coated products produced by the Company’s 25% owned Japanese affiliate. The 2004 results also included $0.6 million resulting from a real estate gain recorded by the Company’s 49% owned affiliate in Mexico.

Income from Continuing Operations

Income from continuing operations for the third quarter ended September 30, 2005 was $7.1 million, or $0.22 per diluted share, compared to $6.8 million, or $0.22 per diluted share, in the third quarter of 2004. Pharmaceutical Systems segment operating results contributed an additional $0.04 per diluted share versus the prior-year quarter with all of the increase occurring in international markets. 2005 operating results in the domestic business were approximately even with the 2004 third quarter. The Tech Group segment also contributed an additional $0.04 per diluted share as compared to the prior-year quarter, with half of the increase contributed by the acquired Tech business and half associated with the closure of the plastics manufacturing facility in the U.K. at the end of 2004. The favorable contributions of the business units were offset by $0.04 per diluted share of higher interest expense associated with acquisition related borrowings, a decrease in equity income of affiliated companies of $0.02 per diluted share, a $0.01 per diluted share effect of the increase in shares outstanding and a $0.01 per diluted share increase in corporate costs resulting from share-based compensation plans.

For the nine months ended September 30, 2005 and 2004, income from continuing operations was $32.4 million, or $1.00 per diluted share, and $26.2 million, or $0.86 per diluted share, respectively. Pharmaceutical Systems segment operating results contributed $0.26 per diluted share of the increase in earnings per share in the year-to-date comparison largely due to the decrease of Kinston-related business interruption costs and strong sales and operating results in international markets, which more than offset higher raw material and overhead costs and an unfavorable domestic product mix. The operating results of the Tech Group segment contributed an additional $0.07 per diluted share as compared to the prior-year nine-month period, with the recently acquired Tech business accounting for $0.04 per diluted share of the increase. The 2005 nine-month results also include a $0.05 per diluted share favorable restructuring cost adjustment resulting from lower than anticipated contract termination costs at the former plastics manufacturing facility in the U.K. The favorable operating results of the business units and restructuring credit were partially offset by $0.07 per diluted share of higher interest expense associated with acquisition related borrowings, higher corporate costs of $0.06 per diluted share primarily resulting from share-based compensation charges, a $0.05 per diluted share impact of the increase in shares outstanding resulting from stock option exercises and shares issued in business acquisitions, lower equity income from affiliates of $0.04 per share and a $0.02 per diluted share net impact of increased tax expense, largely resulting from taxes provided on repatriations of cash from foreign affiliates under the American Jobs Creation Act of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

Discontinued Operations

On August 23, 2005 the Company sold its clinical services unit resulting in a pre-tax gain of $0.7 million. The clinical services unit had been classified as a discontinued operation since 2004 when the Company announced that it intended to exit the business. Discontinued operations for the third quarter of 2005 contributed pre-tax income of $0.4 million compared to a pre-tax loss of $3.7 million for the same period of 2004. For the nine months ended September 30, 2005, discontinued operations contributed pre-tax income of $1.1 million compared to a pre-tax loss of $10.6 million for the same period of 2004. The Company completed the sale of its former drug delivery business in the first quarter of 2005 resulting in decreased costs when comparing the 2005 to 2004 periods when the business was fully operational.

Liquidity and Capital Resources

Working capital at September 30, 2005 was $95.2 million compared with $110.0 million at December 31, 2004. The working capital ratio at September 30, 2005 was 1.8 to 1. Cash flow from operations was $53.3 million for the first nine months of 2005, an increase of $3.6 million from that achieved in the prior year nine-month period.

Capital spending for the nine-month period ended September 30, 2005 was $32.6 million. Nearly 80% of the year-to-date capital spending focused on normal maintenance and replacement manufacturing equipment and tooling. Full-year 2005 capital spending, including spending in the newly acquired businesses, is projected to be approximately $60 million.

2005 cash flows used in investing activities include the May 20, 2005 acquisition of the Tech business for a total purchase price of $140.0 million, the August 2, 2005 acquisition of the Medimop business for $40.2 million, and the February 10, 2005 acquisition of Monarch, a contract laboratory business, for $5.7 million, less non-cash payments of $1.8 million and $3.6 million of Company stock associated with the acquisitions of Monarch and Medimop, respectively. The cash paid to the sellers of these businesses was offset by cash balances on hand of $5.4 million within the acquired business units at the time of their acquisition.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

Debt covenants in the Company’s $100 million senior notes due June 2010 were simultaneously amended to conform to the debt covenants, including the leverage ratio, contained in the amended revolving credit agreement.

As of September 30, 2005 the Company was in compliance with all debt covenants.

Total debt outstanding at September 30, 2005 was $260.6 million compared to $160.8 million at December 31, 2004. The increase in debt reflects the funding for the Tech and Medimop acquisitions, offset partially by $67.0 million of repatriated funds from foreign subsidiaries.

The following table updates the Company’s contractual obligations under debt agreements since December 31, 2004, and the effect the obligations are expected to have on its liquidity and cash flow in future periods. There were no other material changes to these obligations:

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Debt agreements	$0.4	$0.2	$185.0	$75.0	$260.6

Please refer to Footnote 16 for the discussion of the Company’s senior note private placement which is incorporated herein by reference.

Debt as a percentage of total invested capital at September 30, 2005 was 44.5% compared to 34.8% at December 31, 2004.

Total shareholders’ equity was $325.4 million at September 30, 2005 compared to $301.1 million at December 31, 2004. The increase in equity was due to current year net income and employee stock purchase and option plan activity, partially offset by dividend payments and foreign currency translation adjustments.

The Company paid cash dividends totaling $10.3 million ($0.33 per share) during the nine-month period ended September 30, 2005 and received $10.5 million in proceeds from employee stock option exercises and employee stock purchase plan contributions. Financing cash flows also include the excess tax benefit derived from the tax deductibility of employee stock option gains in excess of the amounts recorded as compensation expense under the fair value method prescribed in SFAS 123(R).

The Company believes that its financial condition, current capitalization and expected income from operations will be sufficient to meet the Company’s future expected cash requirements.

Recent Events

West’s Tech Group segment is one of two contract manufacturers for Nektar’s Exubera® inhalation device to be used in connection with that company’s inhaled insulin product. Scientific review panels in both the U.S. and Europe have recommended approval of the product, but it has not yet been approved for use. On October 28, 2005 the U.S. Food and Drug Administration announced that it was extending its original review period for Exubera by three months in order to review additional technical chemistry data. The delay in approval is not expected to have a material impact on West’s recently announced earnings guidance for the fourth quarter of 2005 and 2006 revenue projections of between $810 million to $830 million, subject to the “Cautionary Statement Regarding Forward-Looking Information” section below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company believes that the adoption of FIN 47 will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” (FAS 154). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

In August 2005, the FASB issued FASB Staff Position No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP No. FAS 123(R)-1). The FSP defers the requirement of FAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The guidance in this FSP is required to be applied upon initial adoption of Statement 123(R). The Company believes that the adoption of FSP No. FAS 123(R)-1 will not have a material impact on its consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

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

During the first nine months of 2005, the Company was party to a forward exchange arrangement to protect against variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into ten monthly contracts of 0.5 million Euro each with the last contract ending on December 13, 2005. The terms of the arrangement set a base rate of 1.30 USD per Euro and a limit rate of 1.36 USD per Euro. The Company is protected against a strengthening USD by restricting the exchange rate to the base rate. The Company would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiry date of any of the remaining months, the Company agrees to buy Euro at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. In the current quarter, the USD strengthened and the exchange rate was below the base of 1.30 USD per Euro resulting in a gain on the contracts of $0.1 million.

On July 28, 2005, the Company also entered into two interest-rate swap agreements with PNC Capital Markets Inc. to protect against volatility in the interest rates payable on the Series A and B Notes. The first interest rate swap agreement has a seven-year term at a notional amount of $50.0 million under which the Company will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The second interest rate swap agreement has a ten-year term at a notional amount of $25.0 million under which the Company will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly fixed payments.

Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively. At September 30, 2005, the interest rate swap agreements had a fair value of $0.4 million.

The Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. The Company has a number of forward contracts with fair values totaling $0.3 million as of September 30, 2005 to purchase various currencies in Europe and Asia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the Three Months and Nine Months ended September 30, 2005 versus September 30, 2004, continued

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

It is not possible to predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include, but are not limited to: sales demand; the timing and commercial success of customers’ products incorporating the Company’s products and services, including specifically, the Nektar inhaled insulin product; changes in medical and pharmaceutical technologies that alter the demand for injectible drug products; the Company’s ability to pass recent raw material cost increases on to customers through price increases; regulatory changes affecting the marketing, use or competitiveness of Company and customer products, the use and availability of raw materials used in the Company’s products, or the operation of the Company’s facilities; maintaining or improving production efficiencies and overhead absorption; competition from other providers; the Company’s ability to develop and market value-added products; the successful integration of acquired businesses; the average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003; strength of the US dollar in relation to other currencies, particularly the Euro, UK pound, Danish Krone, Japanese Yen and Singapore Dollar; inflation; US and international interest rates and the availability of debt financing; returns on pension assets in relation to the expected returns employed in preparing the Company’s financial statements; raw material price escalation, particularly petroleum-based raw materials and energy costs; disruption in the supply of raw materials, particularly petroleum based raw materials, the production of which has been affected by recent hurricane damage in the US Gulf Coast region; exposure to product quality and safety claims; availability and pricing of materials that may be affected by vendor concerns with exposure to product-related liability.

The Company assumes no obligation to update forward-looking statements as circumstances change. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s 10-K, 10-Q and 8-K reports, and in the Company’s Registration Statement on Form S-3, (No. 333-128438), and amendments thereto.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, has concluded that such disclosure controls and procedures are effective. The operations of the recently acquired Tech and Medimop businesses were included in the Company’s evaluation of disclosure controls and procedures as of the end of the quarter. The Company added monitoring and oversight controls over budgeting, reporting, revenue recognition and disbursements to Tech and Medimop.

During the period covered by this report, there has been no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit filed in connection with the January 2003 explosion and related fire at its Kinston, N.C. plant in which the plaintiffs seek unspecified compensatory and punitive damages from the Company. The Company has reached an agreement in principle with the plaintiffs to settle the lawsuit for an amount that will be largely funded by the Company’s insurers. Under the agreement, the Company’s monetary contribution would be limited to the balance of its deductibles under applicable insurance policies, all of which has been previously recorded in the Company’s financial statements.

By letter dated September 27, 2005, the Commonwealth of Puerto Rico notified the Company that it is potentially responsible for damages to natural resources, including groundwater and soils, resulting from alleged releases of hazardous substances at the Company’s former facility at an industrial park in Vega Alta, Puerto Rico. The notice stated that Puerto Rico, assisted by a private attorney, intends to bring suit within 60 days against the Company and other potentially responsible parties (“PRPs”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and other applicable laws. Other PRPs that were industrial park tenants include Caribe GE International Controls Corp., together with alleged successors, General Electric Company and NBC-Rainbow Holdings, Inc., Unisys, Harmon Automotive, Inc., and Motorola Electronica de Puerto Rico, Inc. If pursued, the Company intends to vigorously defend such litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information with respect to purchases of common stock of the Company made during the three months ended September 30, 2005, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
July 1, 2005 – July 31, 2005	207	$27.51	—	—

August 1, 2005 – August 31, 2005	524	28.35	—	—

September 1, 2005 – September 30, 2005	3,229	26.81	—	—
Total	3,960	$27.05	—	—

(1)               Includes 2,601 shares of common stock acquired from employees who tender already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

(2)               Includes 907 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, which upon receipt of the contributions purchases shares in the open market and credits the shares to individual plan accounts.

(3)	Includes 452 shares forfeited under the executive incentive stock program.

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
November 4, 2005
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

(10)(a)	Form of 2005 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(b)	Form of 2005 Non-Qualified Stock Option Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(c)	Form of Director 2005 Stock Option Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

(10)(d)	Form of Director 2005 Stock Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

(11)	Non applicable.

(15)	None.

(18)	None.

F-1

Exhibit Number

(19)	None.

(22)	None.

(23)	Non applicable.

(24)	None.

(31)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification by William J. Federici, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	None.

(100)	Non applicable.

F-2