Form 10-Q/A
period 2005-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2006-01-09
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1) Mark One
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

The number of common shares outstanding as of June 30, 2005 was 31,567,723.

EXPLANATORY NOTE

This Amendment No. 1 is solely for the purpose of refiling Exhibit 10(d) of the Quarterly Report on Form 10-Q (“Form 10-Q”) of West Pharmaceutical Services, Inc. (“West” or the “Company”), originally filed with the United States Securities and Exchange Commission (the “Commission”) on August 9, 2005. Exhibit 10(d) is being refiled in response to comments received from the Commission as a result of the Commission’s review of West’s confidential treatment request covering certain portions of Exhibit 10(d).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 6, as amended, is set forth below. The remainder of the Form 10-Q originally filed on August 9, 2005 is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and reflects only the changes discussed above. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the Form 10-Q as filed with the Commission on August 9, 2005, or otherwise modify or update any of the information contained therein.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

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

(10)(d)	Agreement, effective as of January 1, 2005, between the Company and the Goodyear Tire & Rubber Company.*

(11)	Non applicable.

(15)	None.

(18)	None.

(19)	None.

(22)	None.

(23)	Non applicable.

(24)	None.

(31)(a)	Section 302 Certification by Donald E. Morel, Jr., Ph.D.

(31)(b)	Section 302 Certification by William J. Federici.

(32)(a)	Certification by Donald E. Morel, Jr., Ph.D., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(32)(b)	Certification by William J. Federici, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(99)	None.

(100)	Non applicable.

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

**	Previously furnished as Exhibits to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

/s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer
January 9, 2006
Date