Form 10-K
period 2005-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2006-03-06
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Registrant’s telephone number, including area code: 610-594-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $897,400,000, based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2006, there were 32,001,570 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006	Parts I and III

Cautionary-Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this 2005 Form 10-K contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events—they do not relate strictly to historical or current facts. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. We have tried, wherever possible, to identify such statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement. You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following: sales demand; timing and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation Powder insulin device; our ability to pass raw material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; competition from other providers; the successful integration of acquired businesses; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, U.K. Pound, Danish Krone, Japanese Yen and Singapore Dollar; raw material price escalation, particularly petroleum-based raw materials and energy costs; and availability and pricing of materials that may be affected by vendor concerns with exposure to product-related liability.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

All trademarks and registered trademarks used in this report are property of West Pharmaceutical Services, Inc., unless noted otherwise.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the healthcare, personal care and consumer products markets. Our products include stoppers and seals for vials, and components used in syringes, intravenous delivery systems and blood collection and diagnostic systems. Our customers include the world’s leading pharmaceutical, biotechnology, generic drug and medical-device producers. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

In recent years, we have gone through a series of acquisitions and dispositions designed to focus our business on our core competencies in pharmaceutical packaging, delivery components and devices and related services.

On December 24, 2004, we agreed to sell our drug delivery systems business for $7.1 million in cash, a right to receive additional payments contingent upon the acquiring entity’s sales of products and an approximately 14% ownership interest in the acquiring entity. That business consisted of developing proprietary chemical-based delivery methods, which when combined with the active drug compound, would improve the drug’s delivery profile.

We also sold our clinical services business unit in August 2005 for $5.7 million in cash and a receivable for an additional $0.5 million. For financial reporting purposes, the operating results of the drug delivery business and clinical services unit have been classified as discontinued operations for all periods presented.

On February 11, 2005, we acquired Monarch Analytical Laboratories, Inc. (Monarch), which provides analytical testing services for glass, plastics and elastomer packaging, for $2.0 million in cash and $1.8 million in West common stock. Additionally, the Company assumed, and subsequently paid, debt in the amount of $1.9 million.

We completed the acquisition of the business assets of The Tech Group, Inc. (TGI) on May 20, 2005, for $140.5 million in cash. TGI manufactures plastic components and assemblies for the pharmaceutical, medical device, consumer products and personal care markets.

On August 2, 2005, we acquired a 90% interest in Medimop Medical Projects, Ltd. and its U.S. affiliate (Medimop), for $36.4 million in cash and approximately $3.6 million worth of our common stock. Medimop develops disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs.

Our goal is for the acquired businesses to continue to have the resources and operating focus to deliver on their existing commitments to customers while expanding future opportunities through the integration of those businesses with our global presence and customer base. In addition to integrating the acquired businesses, we will place increasing emphasis on developing innovative drug delivery solutions, achieving production and operational efficiencies and implementing strategies to mitigate the impact of rising material and fuel costs, including those related to recent hurricane-related damage to oil refining capacity in the Gulf Coast region of the United States.

West Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.westpharma.com) under the Investor—SEC filings captions as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2006 Annual Meeting of Shareholders (2006 Proxy Statement), which will be filed with the SEC within 120 days following the end of our 2005 fiscal year. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2006 Proxy Statement will be available on our website (www.westpharma.com) on or about March 31, 2006 under the captions Investor—SEC filings.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees and Committee charters, and instructions on how to contact the Board, is available on our website (www.westpharma.com) under the Investor—Corporate Governance captions. We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, Pennsylvania 19341. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is available on our website (www.westpharma.com) under the Investors—DRIP captions.

Business Segments

We have two reportable segments: Pharmaceutical Systems and Tech Group. The recently acquired Medimop and Monarch businesses are reported as part of the Pharmaceutical Systems segment. Our Tech Group segment consists of the acquired businesses of TGI and our previously existing Device Group operations.

Comparative segment revenues and related financial information for 2005, 2004 and 2003 are presented in a table contained in Note 8 to our consolidated financial statements, Segment Information, and the section headed Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this 2005 Form 10-K.

Results of the now-sold drug delivery and clinical services units are contained in Note 3 to our consolidated financial statements, Discontinued Operations, included within this 2005 Form 10-K.

Pharmaceutical Systems Segment

Our Pharmaceutical Systems segment designs, manufactures and distributes a variety of elastomer and metal components used in parenteral drug delivery for the branded pharmaceutical, generic and biopharmaceutical industries and is the world’s largest, independent manufacturer of pharmaceutical packaging components (stoppers, plungers and seals). The primary components we manufacture are subject to regulatory oversight within our customers’ manufacturing facilities. We have manufacturing facilities in North and South America, Europe and Asia, with affiliated companies in Mexico and Japan. See Item 2, Properties, for additional information on our manufacturing sites.

Our Pharmaceutical Systems segment consists of two operating segments—the Americas and Europe/Asia—which are aggregated for reporting purposes because they have similar economic characteristics, as well as similar products, manufacturing processes, customer objectives, distribution procedures and regulatory requirements. The Pharmaceutical Systems segment includes the results of Medimop, a company acquired in August 2005 that specializes in reconstitution, mixing and transfer technologies for injectable drugs in vials, bags, ampoules and syringes.

Our Pharmaceutical Systems business is composed of the following product lines:

•       Elastomeric stoppers and discs, which serve as primary closures for pharmaceutical vials.

•       Secondary closures for pharmaceutical vials, called Flip-Off® aluminum seals, consisting of an aluminum seal and removable plastic button, and in some applications, just an aluminum seal.

•       Elastomeric syringe plungers, stoppers for blood collection systems and flashback bulbs and sleeve stoppers for intravenous dispensing systems.

•       Elastomer and co-molded elastomer/plastic components for infusion (IV) sets.

•       Dropper bulbs—including tamper-evident droppers—for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

•       Needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pens.

•       Baby bottle nipple and pacifier bulbs from a variety of elastomeric formulations.

Our elastomeric components are offered in a variety of standard and customer-specific configurations and formulations. These components are available with advanced coatings and barrier films that enhance their performance. These include FluroTec® components and products using a Teflon®-based film and B2-Coating. (Teflon® is a registered trademark of E.I. DuPont de Nemours and Company). The FluroTec® process involves applying a fluoropolymer film to rubber stoppers and plungers to prevent the migration of rubber constituents into the drug formulation and to prevent the absorption of drug constituents into the rubber stopper resulting in additional protection of the shelf life of packaged drugs. Our Teflon®-coated closures have included a flourinated ethylene-propylene film applied to their surface to improve compatibility between the closure and the drug. B2-Coating technology applies a coating to the surface of rubber stoppers and plungers to improve surface lubricity and reduce friction on the packaging components as they pass through drug manufacturers’ filling lines leading to significant improvements to the manufacturers’ production process without the use of silicon oil. Silicon oil is commonly used to improve handling of elastomer components but can have negative residual effects on drug products that come into contact with silicon-lubricated components.

In addition to the coating technologies, we offer a post-manufacturing process called Westar® RS (ready to sterilize), a documented and fully validated procedure for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins prior to sterilization. The Westar® process increases the overall efficiency of injectable drug production by centralizing processing and eliminating steps otherwise required in each of our customers’ manufacturing processes. Westar® RU (ready to use), currently in development, will provide components that are pre-sterilized and ready for direct introduction into our customers’ aseptic filling suites.

Our Flip-Off® secondary closures are tamper-evident sterilizable seals, consisting of a metal overseal and a molded plastic cap that is removed in order to permit access to the drug-vial contents. These are sold in a wide range of sizes and color combinations to meet customers’ needs for product identification and differentiation. In 2004, we introduced seals with a smooth-top surface for printing or embossing cautionary statements, usage or dosage instructions, or manufacturer or product names. In 2005, we introduced anti-counterfeiting technologies that include the use of spectroscopic inks for covert product protection—allowing customers to incorporate price codes or product lot numbers visible only under ultra-violet lights.

The latest seal technology, known as West Spectra™, currently in development with two manufacturers, incorporates a radio-frequency identification chip within the molded cap. The chip can include product information and manufacturer information that is readable and easy to update, enabling product tracking throughout the entire supply chain.

Many injectable drug products, including the majority of recently introduced biotechnology products, are produced as freeze-dried powders in order to preserve product efficacy during shipment and storage.

In addition to employing specialized packaging components that we manufacture, these products must be reconstituted, typically by diluting the powder with sterile water or other diluent at the point of use. We began offering a product to aid in reconstitution with our Clip’n’Ject® product, an in-licensed, proprietary, single-use drug reconstitution system that is currently in use on a product for the treatment of advanced prostate cancer, manufactured and marketed by Watson Pharmaceuticals, Inc. Our acquisition of Medimop expanded our product offerings in this area. Medimop designs, develops and manufactures transfer, mixing and administration systems for injectable pharmaceuticals. All Medimop products are 510K-approved by the United States Food and Drug Administration (FDA). In addition, many Medimop products are protected by patents.

As an adjunct to our Pharmaceutical Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug packaging components and their compatibility with the contained drug formulation specializing in extractables and leachables testing for customers on a contract basis. Monarch Laboratories specializes in plastic and glass materials testing. Prior to acquiring Monarch, our analytical laboratories focused primarily on elastomer materials. The two operations have been combined to form West Monarch Analytical Laboratories. The integrated laboratories provide us and our customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for drug delivery systems and container closure components.

Tech Group Segment

We created the Tech Group segment following our acquisition of TGI. Our Tech Group segment is composed of our previously existing Device Group and the TGI businesses. Through this segment, we conduct manufacturing operations in the U.S., Mexico, Puerto Rico and Ireland. Our Tech Group segment offers custom contract-manufacturing services that require precision plastic injection-molding and assembly. This segment also offers expertise in product design, including in-house mold design and construction, a quick-response center for developmental and prototype tooling and high-speed automated assembly solutions. Technologies employed in the manufacture of many of our Tech Group products include multi-material molding, in-mold labeling, spin-and ultrasonic-welding and automated multi-component assembly processes.

In the medical, pharmaceutical, diagnostic and healthcare markets, products and projects include design and manufacturing of unique components for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers, safety needle syringes, disposable blood collection systems and components and systems associated with drug inhalation devices. We are one of two contract-manufacturers, and the only U.S.-based contract-manufacturer, of pulmonary drug delivery devices for the inhalable insulin product, Exubera® Inhalation Powder. This product, which is licensed by Pfizer Inc. and was developed by our customer, Nektar, is expected to be introduced during 2006.

In the consumer products and personal care markets, Tech Group products include the following:

•       Child-resistant and tamper-evident closures and dispensers for personal care products.

•       Spout-Pak® components used to seal beverage containers (Spout-Pak® is a registered trademark of International Paper).

•       Multi-piece components for consumer technology products.

•       Unique pens and marking systems.

•       Small-scale fan/motor assemblies.

•       Laundry and home-care system components.

Research and Development Activities

We maintain our own research-scale production facilities and laboratories for development of new products and offer contract engineering design and development services to assist customers with new product development.

Our quality control, regulatory and laboratory testing capabilities also are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components. Our engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. In addition, a corporate-based product development department develops new packaging and device concepts.

In 2005, we employed 64 professionals in these activities. We spent $6.3 million in 2005, $5.2 million in 2004 and $4.6 million in 2003 on development and engineering for the Pharmaceutical Systems reporting segment. The Tech Group segment incurred research and development expenses of $1.6 million in 2005, $1.6 million in 2004 and $1.7 million in 2003.

In 2006 and beyond, we plan to significantly increase spending to identify and introduce innovative new products and services. These offerings will relate directly to customers and markets we now serve, using the combined capabilities and customer access that exist in our divisions, partners and recently acquired businesses. Resources will be focused on intellectual property, technology acquisition, market research, internal and external developmental resources, early-stage manufacturing capacity and sales and marketing of these innovative products. We expect these investments to begin driving high-value growth of proprietary products starting in the next three to seven years.

Commercial development of our new products and services for medical and pharmaceutical applications commonly requires several years. New products that we develop may require separate approval as medical devices, and products that are intended to be used in packaging and delivery of pharmaceutical products will be subject to both customer acceptance of our products and regulatory approval of the customer’s products.

International

We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations—Pharmaceutical Systems and Tech Group. Sales outside of the U.S. account for approximately 51% of consolidated net sales.

For a geographic breakdown of sales, see the table in Note 8 to the consolidated financial statements, Segment Information, and Note 14 to the consolidated financial statements, Affiliated Companies.

Although the general business process is similar to the domestic business, international operations are exposed to additional risks inherent in carrying on business in other countries. These risks include currency fluctuations, multiple tax jurisdictions and—particularly in Latin and South America and the Middle East—political and social issues that could destabilize local markets and affect the demand for our products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2005, sales were favorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar increased our reported sales in many countries. See the discussion under the captions Summary of Significant Accounting Policies—Foreign Currency Translation in Note 1 to our consolidated financial statements in this 2005 Form 10-K. Also see Note 6 to our consolidated financial statements, Other Expense (Income), included within this 2005 Form 10-K.

We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts. This activity is generally discussed in Note 1 under the captions Summary of Significant Accounting Policies—Financial Instruments and in Note 17, Financial Instruments, to our consolidated financial statements in this 2005 Form 10-K.

Marketing

Our Pharmaceutical Systems customers include practically every major branded pharmaceutical, generic and biopharmaceutical company in the world. Pharmaceutical systems components and other products are sold to major pharmaceutical, biotechnology and hospital supply/medical device companies, which incorporate them into their products for distribution to the ultimate end-user.

With extensive experience in contract-manufacturing, our Tech Group segment partners with many of the largest medical device and pharmaceutical companies worldwide, as well as with large customers in the personal care and food-and-beverage industries. Tech Group components generally are incorporated into our customers’ manufacturing lines for further processing or assembly.

Our products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.

Becton, Dickinson and Company (BD) is our largest customer, accounting for approximately 11% of our 2005 consolidated net sales. Excluding BD, the next ten largest customers accounted for approximately 31% of our consolidated net sales in 2005, but not one of these customers accounted for more than 5% of 2005 consolidated net sales. The three largest customers in the Tech Group segment accounted for approximately 21% of the 2005 net sales for that segment.

Intellectual Property Rights

Patents and other proprietary rights are important to our business. We own or license numerous patents and have patent applications pending in the United States and in foreign countries that relate to various aspects of our products. Key valued-added and proprietary products and processes are licensed from our Japanese partner, Daikyo Seiko Ltd. Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future, as we continue to emphasize development of proprietary products. Although of importance in the aggregate, we do not consider our business to be materially dependent on any individual patent.

We also rely heavily on trade secrets, manufacturing know-how and continuing technological innovations, as well as in-licensing opportunities, to maintain and further develop our competitive position, particularly in the area of formulation development and tooling design.

Raw Materials

We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers, and therefore foresee no significant availability problems in the near future.

We utilize a supply-chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of our raw material suppliers. In most cases, we purchase raw materials from a single source to assure quality and reduce costs. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. This strategy increases the risk that our supply lines may be interrupted in the event of a supplier production problem.

These risks are managed by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of interruption in production.

Seasonality

Although our Pharmaceutical Systems business is not inherently seasonal, third-quarter sales and operating profit typically are lower compared to other quarters due primarily to plant shutdowns in Europe.

Working Capital

We are required to carry significant amounts of inventory to meet customer requirements. Other agreements also require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption. Levels of inventory are also influenced by the seasonal patterns discussed above. For a more detailed discussion of working capital, please see the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.

Order Backlog

At December 31, 2005, our order backlog was $182.5 million, of which $181.8 million is expected to be filled during fiscal year 2006. The order backlog was $152.7 million at the end of 2004. This increase was primarily due to business acquisitions during 2005 as well as blanket orders placed by certain customers for the full year and strengthening demand for key products. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers, and products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies, including some larger than West, across our major Pharmaceutical Systems product lines. In addition, many companies worldwide compete with us for business related to specific product lines. However, we believe that we supply a major portion of the U.S. market requirements for pharmaceutical elastomer and metal packaging components and also have a significant share of the European market for these components.

Because of the special nature of our Pharmaceutical Systems packaging components and our longstanding participation in the market, competition in that segment is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their entire operations. Our competitors often compete on the basis of price. We differentiate ourselves from our competition as a “full-service value-added” global supplier that can provide pre-sale formula and engineering development, product compatibility studies, regulatory expertise and related services, as well as post-sale technical support and reliable, multi-site manufacturing.

Our Tech Group business is in very competitive markets for both healthcare and consumer products. The competition varies from smaller regional companies to large global molders that command significant market shares. There are extreme cost pressures and many of our customers look off-shore to reduce cost. We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert molding, multi-shot molding and expertise with multiple-piece closure systems. Because of the more demanding regulatory requirements in the medical-device component area, there are a smaller number of other competitors, mostly large-scale companies. We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract-manufacturing capabilities and knowledge of and experience in complying with FDA requirements.

Employees

As of December 31, 2005, we employed approximately 5,570 people in our operations throughout the world.

ITEM 1A.        RISK FACTORS.

Our sales and profitability depend to a large extent on the sale of drug products delivered by injection. If the products developed by our customers in the future use another delivery system, our sales and profitability could suffer.

Our business depends to a substantial extent on customers’ continued sales and development of products that are delivered by injection. Our customers also develop products that use other delivery means, including oral and trans-mucosal. If our customers fail to continue to sell, develop and deploy new injectable products or we are unable to develop new products that assist in the delivery of drugs by alternative methods, our sales and profitability may suffer.

If we are unable to provide comparative value advantages, timely fulfillment of customer orders, or resist pricing pressure, we will have to reduce our prices, which may negatively impact our profit margins.

We compete with several companies across our major product lines. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. We differentiate ourselves from our competition as a “full-service value-added” supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis. However, we face continued pricing pressure from our customers and competitors. If we are unable to resist or to offset the effects of continued pricing pressure through our value-added services, improved operating efficiencies and reduced expenditures, or if we have to reduce our prices, our sales and profitability may suffer.

We have significant indebtedness and debt service payments which could negatively impact our liquidity.

We owe substantial debts and have to commit significant cash flow to debt service requirements. The level of our indebtedness, among other things, could:

•       make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•       limit our flexibility in planning for, or reacting to changes in, our business; and

•       make our financial results and share value more vulnerable in the event of a downturn in our business.

Our ability to meet our debt service obligations and to reduce our total indebtedness depends on the results of our product development efforts, our future operating performance, our ability to generate cash flow from the sale of our products and on general economic, financial, competitive, legislative, regulatory and other factors affecting our operations. Many of these factors are beyond our control and our future operating performance could be adversely affected by some or all of these factors.

If we incur new indebtedness in the future, the related risks that we now face could intensify. Whether we are able to make required payments on our outstanding indebtedness and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

We may experience difficulties integrating the recently acquired operations of TGI and Medimop and we may incur costs relating to acquisitions that are not anticipated.

Our success in integrating the newly acquired TGI and Medimop businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, re-qualify on customer programs. Integration of the acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

The sellers of these businesses have agreed to indemnify us against certain liabilities connected with the business that may arise in the future. Because these indemnities are limited in scope and time, we may incur liabilities that are not reimbursable under the indemnities.

We are subject to regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and could be subject to liability.

The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the United States, Europe and other countries, including the FDA and the European Medicines Agency. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. In addition, our analytical laboratory performs certain contract services for drug manufacturers and is subject to the FDA’s current good manufacturing practices regulations. We must also register as a contract laboratory with the FDA and are subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed our contract analytical laboratories to handle and store controlled substances.

Failure to comply with applicable regulatory requirements can result in actions that could adversely affect our business and financial performance.

Our business may be adversely affected by changes in the regulation of drug products and devices.

An effect of the governmental regulation of our customers’ drug products, devices, and manufacturing processes is that compliance with regulations makes it costly and time consuming for customers to substitute or replace components and devices produced by one supplier with those from another. In general terms, regulation of our customers’ products that incorporate our components and devices has increased over time. However, if the applicable regulations were to be modified in a way that reduced the cost and time involved for customers to substitute one supplier’s components or devices for those made by another, it is likely that the competitive pressure on us would increase and adversely affect our sales and profitability.

Our business may be adversely affected by risks typically encountered in international operations and fluctuations in currency exchange rates.

We conduct business in most of the major pharmaceutical markets in the world. Sales outside the U.S. account for approximately 51% of consolidated net sales. Although the general business process is similar to the domestic business, international operations are exposed to additional risks, including the following: fluctuations in currency exchange rates; transportation delays and interruptions; political and economic instability and disruptions, especially in Latin and South America and Israel; the imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; limitations on our ability to enforce legal rights and remedies; and potentially adverse tax consequences.

Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our business, financial condition or results of operations. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change.

Raw material prices have a significant impact on our profitability. If raw material prices increase, and we cannot pass those price increases on to our customers, our profitability and financial condition may suffer.

We use three basic categories of raw materials in the manufacture of our products: elastomers (which includes synthetic and natural material), aluminum and plastic. If we are unable to pass along increased raw material prices to our customers, our profitability, and thus our financial condition, may be adversely affected. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. For example, the prices of certain commodities, particularly petroleum-based raw materials, have rapidly increased in the recent past, increasing the cost of synthetic elastomers and plastic. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, historically there has been a time delay between increased raw material prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to pricing pressure and other factors.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, could adversely impact our operations.

We utilize a supply chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by us. In most cases, we purchase raw materials from a single source to assure quality and reduce costs. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single source suppliers for many critical raw materials. This strategy increases the risks that our supply lines may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in the case of interruption in production.

However, should one of our suppliers be unable to supply materials needed for our products or should our strategies for managing these risks be unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs to be qualified in time to meet future production needs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply could have a material adverse effect on our operating results, financial condition or cash flows.

A loss of key personnel or highly skilled employees could disrupt our operations.

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. With the exception of our Chief Executive Officer, in general, we do not enter into employment agreements with our executive officers. We have entered into severance agreements with several of our officers that allow those officers to terminate their employment under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the unit affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.                PROPERTIES.

Our corporate headquarters are located in a leased building at 101 Gordon Drive, Lionville, Pennsylvania, about 35 miles west of Philadelphia. This building also houses one of our contract analytical laboratory facilities, corporate product development, and our North American sales and marketing, administrative support and customer service functions.

In the United States, we have Pharmaceutical Systems manufacturing operations in owned facilities in Kearney, Nebraska; Kinston, North Carolina; St. Petersburg and Clearwater, Florida; and Lititz and Jersey Shore, Pennsylvania. International manufacturing operations are located in owned facilities in St. Austell, England; Horsens, Denmark; Le Nouvion, France; Eschweiler and Stolberg, Germany; Kovin, Serbia; Jurong, Singapore; and São Paulo, Brazil. All of these facilities are used for manufacturing and distribution, and facilities in Eschweiler, Germany, and Clearwater, Florida, are also used for development activities for Pharmaceutical Systems products. We also own a contract analytical laboratory facility in Maumee, Ohio.

In the Tech Group segment, we have manufacturing operations in owned facilities in Williamsport, Pennsylvania; and Cayey, Puerto Rico and leased facilities in Montgomery, Pennsylvania; El Salto, Mexico; Dublin, Ireland; Scottsdale, Phoenix and Tempe, Arizona; Grand Rapids, Michigan; and Frankfort, Indiana.

Mold-and-die tool shops are housed in owned space in Erie, Pennsylvania and leased space in Bodmin, England; Upper Darby, Pennsylvania; Dublin, Ireland; and El Salto, Mexico. Sales office facilities in separate locations are leased under short-term arrangements.

Our manufacturing production facilities are well maintained and are operating generally on a two- or three-shift basis. An expansion of our Le Nouvion facility was completed in 2003, an expansion of our rubber plant in Eschweiler, Germany was finished in 2004 and our metals facility expansion in Stolberg, Germany was completed during 2005. Other facilities are being expanded to meet increased customer demand.

ITEM 3.                LEGAL PROCEEDINGS.

On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. We continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of third-party suppliers to the Kinston plant. We believe exposure in that case is limited to amounts we and our workers’ compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

By letter dated September 27, 2005, the Commonwealth of Puerto Rico notified us that we are potentially responsible for damages to natural resources, including groundwater and soils, resulting from alleged releases of hazardous substances at our former facility at an industrial park in Vega Alta, Puerto Rico. The notice stated that Puerto Rico, assisted by a private attorney, intends to bring suit within 60 days against the Company and other potentially responsible parties (PRPs) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and other applicable laws. Other PRPs that were industrial park tenants include Caribe GE International Controls Corp., together with alleged successors General Electric Company and NBC-Rainbow Holdings, Inc., Unisys, Harmon Automotive, Inc., and Motorola Electronica de Puerto Rico, Inc. All parties have executed a series of tolling agreements to continue discussions before litigation, the latest version of which expires on April 15, 2006, unless extended. If the litigation is pursued, however, we intend to vigorously defend such litigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are set forth in this table.

Name	Age	Position
Joseph E. Abbott	53	Vice President and Corporate Controller
Michael A. Anderson	50	Vice President and Treasurer
Steven A. Ellers	55	President and Chief Operating Officer
William J. Federici	46	Vice President and Chief Financial Officer
John R. Gailey III	51	Vice President, General Counsel and Secretary
Robert S. Hargesheimer	48	President of the Tech Group
Robert J. Keating	57	President, Europe and Asia Pacific, Pharmaceutical Systems Division
Richard D. Luzzi	54	Vice President, Human Resources
Donald A. McMillan	47	President, North America, Pharmaceutical Systems Division
Donald E. Morel, Jr., Ph.D.	48	Chairman of the Board and Chief Executive Officer

Information concerning Dr. Morel is incorporated by reference from the discussion under the heading Election of Directors in our 2006 Proxy Statement.

Joseph E. Abbott

Mr. Abbott joined us in 1997 as Director of Internal Audit. He was promoted to Corporate Controller in 2000 and elected a Vice President in 2002.

Michael A. Anderson

Mr. Anderson joined us in 1992 as Director of Taxes. He held several positions in finance and business development before being elected Vice President and Treasurer in June 2001.

Steven A. Ellers

Mr. Ellers joined us in 1983. He has held numerous positions in operations before being elected Senior Vice President and Chief Financial Officer in March 1998. In June 2000, he was elected Executive Vice President and in June 2002 was elected President, Pharmaceutical Systems Division. He was elected President and Chief Operating Officer in June 2005.

William J. Federici

Mr. Federici joined us in August 2003. He was previously National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003, and prior thereto, an audit partner with Arthur Andersen, LLP.

John R. Gailey III

Mr. Gailey joined us in 1991 as Corporate Counsel and Secretary. He was elected General Counsel in 1994 and Vice President in 1995.

Robert S. Hargesheimer

Mr. Hargesheimer joined us in 1992. He served in numerous operational and general managerial roles before being elected President of the Device Group in April 2003. He was elected President, Tech Group in October 2005.

Robert J. Keating

Mr. Keating joined us in 1997. He served in country general management and regional sales and marketing-management positions before being elected President, Europe and Asia Pacific, Pharmaceutical Systems Division in April 2002.

Richard D. Luzzi

Mr. Luzzi joined us in June 2002. Prior to his service at West, he served as Vice President Human Resources of GS Industries, a steel manufacturer.

Donald A. McMillan

Mr. McMillan joined us in May 1984. He served in numerous operations, sales and sales-management and marketing positions prior to being elected President, North America, Pharmaceutical Systems Division in October 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2005 and 2004 and full year 2005 and 2004 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2005	27.08	23.25	28.89	22.90	29.99	25.72	29.69	18.58	29.99	18.58
2004	19.00	16.38	21.65	18.40	21.67	18.30	25.49	20.36	25.49	16.38

As of January 31, 2006, we had 1,613 shareholders of record. There were also 2,633 holders of shares registered in nominee names. Our common stock paid a quarterly dividend of $.105 per share in each of the first three quarters of 2004; $.11 per share in the fourth quarter of 2004 and each of the first three quarters of 2005; and $.12 per share in the fourth quarter of 2005.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2005 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
October 1, 2005 – October 31, 2005	271	$25.49	—	—
November 1, 2005 – November 30, 2005	486	24.33	—	—
December 1, 2005 – December 31, 2005	218	24.99	—	—
Total	975	$24.80	—	—

(1)          Includes 975 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.                SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY

West Pharmaceutical Services, Inc. and Subsidiaries

	2005	2004	2003	2002	2001
	(in thousands of dollars, except per share data)
SUMMARY OF OPERATIONS
Net sales	$699,700	$541,600	$483,400	$412,800	$376,400
Operating profit	$72,200	$48,200	$72,000	$41,700	$44,200
Income from continuing operations	$45,200	$33,500	$42,900	$22,600	$22,500
Income (loss) from discontinued operations	$400	$(14,100)	$(11,000)	$(4,200)	$(27,700)
Net income (loss)	$45,600	$19,400	$31,900	$18,400	$(5,200)
Income per share from continuing operations:
Basic(a)	$1.45	$1.12	$1.48	$.78	$.78
Assuming dilution(b)	$1.39	$1.09	$1.48	$.78	$.78
Income (loss) per share from discontinued operations:
Basic(a)	$.01	$(.47)	$(.38)	$(.14)	$(.97)
Assuming dilution(b)	$.01	$(.46)	$(.38)	$(.14)	$(.97)
Average common shares outstanding	31,100	29,955	$29,026	$28,868	$28,672
Average shares assuming dilution	32,525	30,842	$29,092	$28,868	$28,696
Dividends paid per common share	$.450	$.425	$.405	$.385	$.365
Research and development expenses	$7,900	$6,800	$6,300	$5,400	$4,800
Operating cash flow	$85,600	$81,000	$83,700	$59,100	40,000
Capital expenditures	$54,100	$57,400	$60,400	$36,000	$44,000
Dividends paid	$14,100	$12,800	$11,800	$11,100	$10,500
YEAR-END FINANCIAL POSITION
Working capital	$112,400	$110,000	$97,800	$73,600	$83,200
Total assets	$823,600	$649,200	$609,300	$516,300	$497,300
Total invested capital:
Total debt	$281,000	$160,800	$175,000	$175,000	$193,000
Minority interests	$4,100	$—	—	—	$—
Shareholders’equity	$333,500	$301,100	$257,600	$201,500	$176,800
Total invested capital	$618,600	$461,900	$432,600	376,500	$369,800
PERFORMANCE MEASUREMENTS
Gross margin(c)	27.5%	28.8%	31.7%	28.5%	28.4%
Operating profitability(d)	10.3%	8.9%	14.9%	10.1%	11.7%
Effective tax rate	28.8%	27.0%	36.0%	28.9%	31.0%
Return on invested capital(e)	9.5%	7.9%	8.7%	7.9%	7.9%
Total debt as a percentage of total invested capital	45.4%	34.8%	40.5%	46.5%	52.2%
Corporate cash flow(f)	$17,400	10,800	11,500	12,000	(14,500)
Stock price range	$29.99-18.58	25.49-16.38	17.90-8.33	16.25-8.13	14.18-11.38

Performance measurements represent indicators commonly used in the financial community. They are not measures of financial performance under U.S. generally accepted accounting principles (GAAP).

(a)     Based on average common shares outstanding.

(b)    Based on average shares, assuming dilution.

(c)     Net sales minus cost of goods and services sold, including applicable depreciation and amortization, divided by net sales.

(d)    Operating profit divided by net sales.

(e)     Operating profit multiplied by one minus the effective tax rate divided by average total invested capital. The return on invested capital calculation for 2003 excludes the $17.3 million insurance gain recorded in operating profit.

(f)     Operating cash flow less capital expenditures and dividends paid. Corporate cash flow is a non-GAAP measure used by management to assess liquidity and it is a component used to determine performance under our management incentive program. Non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

Factors affecting the comparability of the information reflected in the selected financial data:

•  2005 operations include the activity of acquisitions from the date of purchase. See Note 2, Acquisitions,  within this Form 10-K for further information. 2005 income from continuing operations also includes incremental income tax expense of $1.5 million associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004, a reduction in an estimate for restructuring which increased income from continuing operations by $1.3 million and an increase in stock-based compensation costs due to the adoption of FAS 123R of $2.4 million, net of tax.

•  2004 income from continuing operations includes incremental manufacturing costs of $7.9 million (net of tax) in connection with the interim production processes that were put in place following the Kinston accident, along with Kinston related legal expenses of $1.2 million (net of tax), restructuring charges related to the closure of the U.K. manufacturing plant of $1.0 million, an affiliate real estate gain of $0.6 million and $2.1 million of favorable tax adjustments resulting from a change in French tax law extending the life of net operating loss carryforwards, the use of U.S. foreign tax credits that were previously expected to expire unutilized and the favorable resolution of several prior year tax issues.

•  2003 income from continuing operations includes a net gain from an insurance settlement of $12.1 million (net of tax) and includes asset impairment and post-employment benefit charges of $7.5 million (including a related tax charge).

•  2002 income from continuing operations includes a net restructuring charge of $7.4 million (net of tax), tax benefits of $2.4 million resulting from a change in tax law, a $0.8 million charge related to the restructuring of one of our affiliates and a foreign currency exchange gain of $0.8 million (net of tax).

•  2001 includes a net restructuring charge that reduced income from continuing operations by $1.3 million (net of tax).

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to the quality, therapeutic value, development speed and rapid market availability of pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia, with partners in Mexico and Japan. We have two reportable segments: “Pharmaceutical Systems” and “Tech Group”.

Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Pharmaceutical Systems segment has two operating segments that sell a similar range of products, manufactured from elastomer and metal components, in their respective geographic regions: the Americas and Europe/Asia. The Pharmaceutical Systems segment includes the results of Medimop, a company acquired in August 2005 that specializes in reconstitution, mixing and fluid transfer technologies for injectable drugs in vials, bags, ampoules and syringes.

The Tech Group segment was created following the May 2005 acquisition of substantially all of the American and European assets of The Tech Group, Inc. (“TGI”). This segment is composed of our previously existing Device Group operating unit and the acquired TGI business. As a combined unit, our Tech Group segment is a global leader in plastic injection molding, offering custom contract-manufacturing solutions for healthcare and consumer industries. Products and projects include the design and manufacture of unique components and assemblies for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers, safety needle and pen-based injection systems, diagnostic sample containers and components and systems associated with drug inhalation devices. The segment also provides molds and assembles consumer product components, including printer cartridges, resealable closures for juice and dairy products, writing pens and markers, and so-called smart cards, which incorporate electronic read/write capability into plastic cards.

Our global customer base includes the world’s leading manufacturers of pharmaceuticals, biologics and medical devices. While growth in those markets may fluctuate due to a range of factors, we anticipate relatively steady growth due to the nature of the products and services we provide. We recently introduced value-added products such as advanced coating technologies (FluroTec® and B2-Coating); components processed in accordance with the latest regulatory requirements; and post manufacturing options (Westar®) that eliminate time and capital-intense operations from customers’ manufacturing processes. Our service offerings are bolstered through our 2005 acquisition of Monarch Labs, and our engineering and design programs are enhanced through the 2005 acquisition of Medimop and Tech. In addition, we will see growth through investment in innovation programs. For example, we will expand our reconstitution systems portfolio, introduce refinements in our prefilled syringe systems and launch a line of vial seals with enhanced product security features.

Within the overall pharmaceutical market there are many potential opportunities and challenges that influence our decisions and bear on our future financial performance.

•       We believe that demographic and economic factors are generally favorable for our business. These include an aging population that is expected to consume more healthcare products and services, the increased occurrence and treatment of chronic disorders, including diabetes, and increased spending on healthcare in the world’s developing economies.

•       We continue to benefit from favorable trends in pharmaceutical product development. Most notably, a majority of new drug product approvals in the U.S. and Europe have been of biotechnology products. Because of their biological content, these products are not typically formulated as oral drugs and must be delivered parenterally (literally, around or avoiding the digestive tract), most commonly by injection or IV infusion, frequently as a lyophilized (freeze-dried) powder that requires reconstitution at the point of use. We are the world’s leading manufacturer of elastomer components and seals used in packaging liquid and lyophilized drugs and expect to continue to benefit from the growing use of parenterally administered drugs.

•       Many of these biologic products have high per dose therapeutic and economic value but are more sensitive to degradation during filling and storage. As a result, our customers generally employ components that provide the highest level of protection for their products, including our Teflon® and FluroTec® coated products and printed and embossed seals.

•       Prefilled syringes continue to gain market share for injectable drug products. This product presentation is typically more convenient for pharmacists, patients and clinicians because it can reduce or eliminate the use of glass ampoules, the number of steps (and associated error) and needle exposures involved in the drug preparation process and permits the drug maker to provide more precise doses.

•       In January 2006, the FDA and the European Medicines Agency (“EMA”) granted marketing approval for Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar, that will be marketed by Pfizer, Inc. Our Tech Group is one of two contract-manufacturers for Nektar’s inhalation delivery device. Although the product faces significant challenges in gaining acceptance among physicians and diabetic patients, current expectations for the product are positive.

Particular lines of business that have benefited or will benefit from these trends include: prefilled syringe components and coated closures, lyophilization stoppers and reconstitution aids, which are used in the packaging and point-of-use reconstitution of freeze-dried drug products; seals incorporating anti-counterfeiting features and printed product use labeling; contract-manufacturing and assembly of systems for inhaled insulin, multiple-use injection pens and auto-injectors; and laminated materials used in lined seals, particularly for the packaging of insulin. Some of these products and methods replace traditional vials and single-use syringes, and will negatively affect sales of our products for those uses (standard vial stoppers and syringe plungers).

Other factors that may affect our competitiveness and profitability include:

•       Lower cost competitors, for both our customers’ drug products that incorporate our components and for our components, may increase price-driven competition for our products. These include generic versions of drugs and packaging components sourced from lower-cost economies, including China and India.

•       Recent increases in energy and petroleum-based material costs,

•       New technologies incorporating oral, trans-dermal or nasal technologies are emerging that compete with traditional injectable drug delivery methods.

In order to sustain cost competitiveness, we are: pursuing a lean manufacturing program that was initiated in 2005, which is focused on reducing our total cost of doing business; increasing our production capacity in lower-cost locations; and evaluating the opportunities to expand our production capabilities by acquiring or constructing an additional facility in Asia. In order to recoup higher raw material costs, we increased prices on non-contract sales effective January 1, 2006 and have the ability under most of our contracts to increase prices at least annually. Contract price escalators vary and can include terms that reference either specific commodity prices or general price-level increases. We believe that the combined effects of cost savings and price increases will neutralize the impact of recent and expected material cost increases.

The 2005 acquisition of TGI is intended to combine our industry and drug product and materials expertise with TGI’s engineering, project management, molding and assembly capabilities in order to participate in the growing demand for components and devices involved in other routes of drug delivery. The 2005 acquisition of Medimop Medical Projects, Ltd. provides us with a number of new products and with new product development expertise focused on the need for safe, reliable and convenient drug reconstitution and fluid transfer at the point of use, which we are well positioned to market to customers employing our lyophilization products. We continue to evaluate opportunities to develop or acquire products, manufacturing and service capabilities, and expand our geographic reach in order to enhance our ability to meet the developing needs of our pharmaceutical, diagnostic, medical device and consumer products customers.

Our key financial performance indicators include sales and operating income growth, earnings per share, corporate cash flow (operating cash flow, less capital expenditures and dividends paid) and return on invested capital. Sales for 2005 were 29.2% above 2004 levels, with the impact of acquisitions and foreign exchange translation contributing 19.7 and 0.5 percentage points of the increase, respectively. Operating profit in 2005 was 50% higher than in 2004. Earnings from continuing operations in 2005 were $1.39 per diluted share compared to $1.09 per diluted share in 2004. Corporate cash flow in 2005 was $17.4 million, an increase of $6.6 million over that achieved during 2004 despite higher interest costs connected with 2005 acquisition activity. Return on invested capital for 2005 was over 9%. In addition, West’s non-financial performance indicators including on-time delivery, product discrepancy resolution and compliance tests all indicated high levels of performance and customer satisfaction.

Management expects full year 2006 revenues under US GAAP to be between $810 and $830 million, which would represent approximately 16% to 19% growth over 2005 revenues; ten percentage points of this growth reflects the timing of the 2005 acquisitions as US GAAP includes revenues for businesses acquired during the year only from the date of acquisition. Management’s 2006 revenue estimates assume an average exchange rate of 1.22 U.S dollars per Euro, resulting in a decrease of approximately one percentage point in the comparison of projected 2006 to 2005 revenues. Excluding the timing effect of acquisitions and anticipated foreign currency exchange rate changes, we expect revenue growth to be between 7% and 10%. Management expects that 2006 full year earnings will be between $1.60 and $1.70 per diluted share.

As a result of the 2005 acquisition activity, our debt level has increased to $281.0 million at December 31, 2005 with a debt to total capitalization ratio of 45.4% compared to 34.8% at December 31, 2004. In February 2006, we amended our revolving credit facility to a maximum capacity of $250 million for a term expiring in 2011 and refinanced our $100 million private placement notes as discussed in Note 22 to our consolidated financial statements, Subsequent Events—Senior Notes. The refinancing activities have allowed us to fix the interest rates on the majority of our debt at favorable levels which will result in lower interest costs in future periods. We anticipate that the net cash flow generated from operations, including those of our acquired businesses, will allow us to reduce the debt to total capital ratio by approximately two percentage points by the end of 2006.

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of our operating results for the three years ended December 31, 2005, and our financial position as of December 31, 2005, should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. The operating results of our former clinical service unit and drug delivery research business are reported in discontinued operations for all periods presented. Our financial statements include the results of the acquired businesses for periods subsequent to their acquisition date. For the purpose of aiding the comparison of our year-to-year results, reference is made in management’s discussion and analysis to results excluding the impact of acquisitions and the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with United States generally accepted accounting principles (“GAAP”) and are “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

NET SALES

The following table summarizes net sales by reportable segment and product group:

	2005	2004	2003
	($ In millions)
Pharmaceutical packaging	$416.1	$371.8	$331.3
Disposable medical components	98.3	93.7	93.2
Personal care/food packaging	5.4	4.3	2.6
Laboratory and other services	18.5	11.2	7.2
Pharmaceutical Systems Segment	$538.3	$481.0	$434.3
Healthcare devices	75.9	24.3	26.8
Consumer products	63.9	35.7	29.6
Engineering/Tooling services	30.3	7.9	2.4
Tech Group Segment	$170.1	$67.9	$58.8
Intersegment Sales	$(8.7)	$(7.3)	$(9.7)
Total Net Sales	$699.7	$541.6	$483.4

Consolidated 2005 net sales increased 29.2% over sales reported in 2004. Sales in the TGI, Medimop and Monarch businesses are included in 2005 results for periods subsequent to their acquisition date and represented 19.7 percentage points of the 2005 sales increase versus the prior year. Favorable foreign exchange rate translation variances contributed 0.5 percentage points of the 2005 sales increase. Excluding the impact of acquisitions and foreign exchange variances, 2005 net sales increased 9.0% over 2004 sales.

In the Pharmaceutical Systems segment, 2005 net sales were 11.9% above 2004 levels. Acquired businesses contributed $7.7 million of sales to 2005 results. 2005 foreign exchange translation variances were $2.8 million favorable to the prior year. Excluding the impact of acquisitions and foreign exchange, 2005 net sales in the Pharmaceutical Systems segment were $46.8 million, or 9.7%, above those achieved in 2004. Sales in international markets were 16.3% (15.3% excluding exchange effects) higher than 2004 levels driven by strong demand for pharmaceutical packaging components used in pre-filled syringe systems for the delivery of our customers’ insulin products for diabetes, cancer treatments, vaccines and dental applications. In the United States, net sales excluding acquired businesses were 2.4% over 2004 levels. Our 2005 sales growth in the United States was moderated by the impact of planned formulation changes in specialty coated stoppers used in serum and lyophilized pharmaceutical packaging products. Our customers increased their inventory levels of these products during 2004 in order to ensure adequate supplies for 2005 pending approval of the formulation changes. This resulted in an $8.2 million decrease in

2005 net sales, as our customers worked down their inventory levels during the year. Now that the formulation changes have been approved and accepted by our customers, we anticipate a recovery of this business during 2006. In the United States, sales of other pharmaceutical packaging products including Flip-off® seals and pre-filled syringe components, disposable medical components used in intravenous fitments and other syringe components, and demand for tooling and laboratory services more than offset the impact of the formulation change. Our Westar® line of elastomeric components that have been processed and packaged for direct entry into our customers’ sterilization units continues to benefit from growing customer acceptance with worldwide sales growth of 13% over the prior year.

In our Tech Group segment, 2005 net sales were $170.1 million, with the acquired TGI business accounting for $98.9 million of segment sales (consisting of healthcare devices $53.7 million, consumer products $22.3 million and tooling projects $22.9 million). The acquired business’s emphasis on high quality custom-injected plastic molding for the pharmaceutical and medical device markets has resulted in strong sales of component parts for surgical devices, insulin pens and contact lens casting cups. In 2005, the Tech Group segment recorded $3.5 million of net sales to Nektar Inc. for validation and other testing, in support of a pulmonary delivery device for Exubera® Inhalation Powder, an insulin product approved by the FDA and EMA in January 2006 for the treatment of diabetes. Excluding the results of the acquired business, our previously existing plastic molding operations yielded net sales of $71.2 million (consisting of healthcare devices of $22.2 million, including $8.3 million to the Pharmaceutical Systems segment; consumer products of $41.6 million; and tooling and design services of $7.4 million) and were 4.7% above 2004 levels. Sales of consumer products increased by 16.5%, led by increased demand for custom plastic parts used in orange juice containers. The growth in the consumer business was partially offset by declines in healthcare device, tooling and other revenues related to the 2004 closure of our U.K. medical device facility.

Consolidated 2004 net sales increased 12% over sales reported in 2003. Approximately 5% of the sales increase resulted from the strengthening of the Euro and other currencies against the U.S. dollar in foreign currency exchange markets. Sales in the United States were almost 10% above prior year levels, while sales in international markets increased by 14% over 2003, 9% of which was due to foreign currency translation. In the Pharmaceutical Systems segment, sales were $46.7 million above 2003 results, with favorable foreign exchange rates contributing $22.5 million of the increase. Sales of specialty coated serum and lyophilized stoppers accounted for $14.2 million of the increase with much of the demand attributed to customers increasing inventory levels prior to formulation changes in the coating process. The Pharmaceutical Systems segment also benefited from a $4.8 million increase in sales of components used in the packaging of an ulcer treatment drug, and increases in personal care products including baby-nurser nipples produced in Brazil. The 2004 sales increase in the laboratory and other services category is largely attributed to increased tooling and engineering design service revenue on product development projects. In the Tech Group segment, which in 2004 consisted only of our previously existing plastic device unit, 2004 revenue increases were led by strong sales of consumer packaging components, principally related to fresh juice packaging, and related low margin customer tooling revenues, which more than offset a decline in 2004 healthcare device sales connected to the closure of our plastic device manufacturing facility in the United Kingdom.

GROSS PROFIT

Consolidated gross profit improved to $192.6 million in 2005, a $36.7 million increase over 2004 results. The acquired businesses contributed $15 million of the increase in gross profit, principally within the Tech Group segment. The Pharmaceutical Systems segment accounted for the remaining gross profit increase, generated by higher sales volumes in Europe and improved operating efficiencies in North America resulting from the resumption of normal molding operations at our re-built Kinston, North Carolina facility. Our consolidated gross margin was 27.5% in 2005 and 28.8% in 2004. The impact of the acquired businesses on our consolidated gross margin in 2005 was a reduction of 2.4 percentage points reflecting the increase in lower margin revenues within the acquired TGI business. Gross margins in the Pharmaceutical Systems segment improved by 1.1 percentage points over the prior year as many of the interim production costs incurred during the 2004 construction and validation of the new facility were not incurred during 2005. The decreased interim production costs were partially offset by higher depreciation, plant overhead and utility costs at the new plant. Sales price increases helped to offset higher raw material, energy and labor costs but produced no net improvement in gross margin. Overall product mix variances in 2005 were negligible as the decline in higher margin coated product sales within the Pharmaceutical systems segment were offset by increased sales of pre-filled syringe systems and Westar®-processed products with similar margins. Tech Group segment gross margins include the impact of tooling revenues which carry gross margins averaging three percent. Excluding tooling, Tech Group segment gross margins on healthcare and consumer products average approximately 16% of net sales.

Gross Profit and Gross Margin by Segment:

	2005	2004	2003
	($ in millions)
Pharmaceutical Systems:
Gross Profit	$169.9	$146.7	$147.1
Gross Margin	31.6%	30.5%	33.9%
Tech Group:
Gross Profit	$22.7	$9.2	$6.3
Gross Margin	13.4%	13.6%	10.7%
Consolidated:
Gross Profit	$192.6	$155.9	$153.4
Gross Margin	27.5%	28.8%	31.7%

In 2004 our consolidated gross margin declined by 2.9 percentage points to 28.8% versus 31.7% in 2003. The majority of the decrease in the gross margin within our Pharmaceutical Systems segment was associated with the costs incurred in implementing interim production strategies following the January 2003 explosion at our production facility in Kinston, North Carolina. During 2003, these costs totaled $9.8 million, but were completely offset by business interruption insurance reimbursements. We reached a settlement agreement with our insurer at the end of 2003, and as a result of the agreement, no further insurance coverage was available for costs incurred in subsequent periods. In 2004, similar costs totaling $11.6 million were incurred resulting in a 2.4 percentage point decline in Pharmaceutical Systems segment gross margins and a 2.1 percentage point decrease in consolidated gross margin. During 2004, we completed the reconstruction of molding operations at a new facility in Kinston and by the fourth quarter of 2004 the majority of the costs associated with the interim production plans had ceased. Tech Group segment gross margins were relatively consistent over the three year period, with most of the 2004 improvement over 2003 reflecting the favorable impact of the closure of a U.K. production facility.

SELLING, GENERAL and ADMINSTRATIVE COSTS

Consolidated selling, general and administrative (“SG&A”) expenses were $120.3 million in 2005 compared to $105.2 million in 2004. SG&A costs within the acquired business units accounted for $9.8 million of the increase. The following table reports selling, general and administrative costs by reportable segment including corporate and unallocated costs for the three-year period ended December 31, 2005:

	2005	2004	2003
	($ In millions)
Pharmaceutical Systems SG&A costs	$74.9	$66.8	$60.5
Pharmaceutical Systems SG&A as a % of segment net sales	13.9%	13.9%	13.9%
Tech Group SG&A costs	$13.6	$5.8	$5.0
Tech Group SG&A as a % of segment net sales	8.0%	8.5%	8.5%
Corporate costs:
General corporate costs	$20.3	$22.5	$19.2
Restricted stock plan	$3.7	$5.1	—
Stock options & employee stock purchase plan	$2.7	—	—
U.S. pension plan expense	$5.1	$5.0	$6.4
Total Selling, General & Administrative costs	$120.3	$105.2	$91.1
Total SG&A as a % of total net sales	17.2%	19.4%	18.8%

Pharmaceutical Systems segment SG&A costs increased by $8.1 million over 2004 levels. SG&A costs within the acquired Medimop and Monarch Labs businesses accounted for $1.8 million of the increase. Higher compensation costs of $4.2 million associated with annual salary increases and sales incentive programs, increased consulting costs of $1.5 million for information systems projects, ‘lean’ manufacturing programs and marketing studies and unfavorable foreign exchange variances of $0.6 million accounted for the remainder of the 2005 increase in Pharmaceutical Systems segment SG&A costs over 2004. Pharmaceutical Systems SG&A in 2004 was $6.3 million higher than in 2003 due to $3.0 million of foreign exchange rate variances, $2.2 million in compensation cost increases and $1.1 million of consulting costs associated with business development and Sarbanes-Oxley compliance activities.

2005 Tech Group segment SG&A costs increased by $7.8 million over 2004 with the acquired business accounting for $8.0 million of the variance, offset by a small decline in consulting costs within the previously existing plastic device unit. In 2004, Tech Group segment SG&A costs increased by $0.8 million compared to 2003 principally due to increased staffing of sales and marketing functions.

General corporate costs include executive officer costs, Board of Director’s compensation, legal, compliance, finance and communication expenses. In 2005, these costs decreased by $2.2 million from 2004 levels primarily as a result of a $1.4 million decrease in stock price-indexed Board of Director’s compensation plans and a $0.8 million decrease in legal fees connected with the 2003 Kinston explosion and related fire. In 2004, general corporate costs exceeded 2003 levels by $3.3 million primarily due to $1.7 million in legal costs associated with finalizing regulatory investigations and responding to plaintiffs in lawsuits filed in connection with Kinston accident-related matters. Other 2004 versus 2003 general corporate cost increases included a $1.0 million increase in stock-based Board of Director’s compensation fees and a $0.6 million increase in other professional service fees consisting principally of increased legal and patent costs.

Compensation costs for performance vesting restricted share awards to senior management (“PVR share awards”) under the 2004 Stock-Based Compensation Plan were $3.7 million and $5.1 million in 2005 and 2004, respectively. The $1.4 million decline in costs associated with the PVR share plan principally reflects the expense connected with an initial 2004 performance award which vested entirely upon 2004 results rather than the two and three year performance periods associated with subsequent awards. Please refer to Note 19, Stock Option and Award Plans, of the Notes to the Consolidated Financial Statements included within Item 8 of this report for additional details on the PVR share award program.

Effective January 1, 2005, we adopted Statement of Financial Accounting Standard 123 “Share-Based Payment—Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method which requires that stock-based employee compensation costs be measured at fair value and recorded as an expense over the requisite service period. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005, will be recognized on a straight-line basis over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123(R). Prior to the adoption of SFAS 123(R), our stock option plans did not result in expense recognition under the intrinsic value method for stock-based compensation prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The $2.7 million charge recorded in selling, general and administrative costs in 2005 consists of $1.9 million for stock option programs and $0.8 million associated with our Employee Stock Purchase plan which allows employees to purchase West shares at 85% of the market price at the beginning or end of a six-month offering period (“a look-back option”). An additional $1.0 million of Employee Stock Purchase plan costs associated with manufacturing employees was recorded in cost of goods and services sold within the Pharmaceutical Systems segment. Total compensation expense related to the adoption of FAS 123(R) accounted for $0.08 per diluted share during 2005. In early 2006, the Employee Stock Purchase plan was modified, eliminating the “look-back option”, requiring employees to contribute to the plan through payroll deductions only and establishing quarterly offering periods. If the fair value based method prescribed by SFAS 123(R) had been applied to earlier periods, our results would have included additional pre-tax stock compensation costs for stock options and the employee stock purchase plan of $1.8 million and $2.3 million for the years 2004 and 2003, respectively.

In 2005, U.S. pension plan expenses remained approximately even with 2004 levels, as the recovery of equity markets during 2003 increased the value of pension plan assets resulting in higher investment income in subsequent periods. In 2006, we anticipate that U.S. pension expenses will increase to approximately $9.0 million due to higher benefit obligation liabilities generated by changes in actuarial mortality assumptions and the decrease in the discount rate (5.65% at December 31, 2005 versus 5.75% at December 31, 2004), used to measure plan liabilities.

INSURANCE SETTLEMENT

On January 29, 2003, our Kinston, N.C. plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. Our property and business interruption coverage with our principal insurer provided for a maximum insurance recovery of $66 million. We reached an agreement with our insurer that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for the full $66 million reimbursement. The final accounting for the insurance settlement and related costs is presented below:

2003
($ in millions)
Insurance coverage reimbursement	$66.0
Costs and expenses:
Business interruption costs	9.8
Insured incremental costs	15.8
Book value of property and equipment	11.7
Uninsured legal and investigation costs	11.4
Total costs and expenses	48.7
Gain on insurance settlement, net of related costs	$17.3

RESTRUCTURING CHARGES

In connection with the closure of a plastic device manufacturing plant in the United Kingdom, we have recorded a favorable restructuring-related adjustment of $1.3 million in 2005, following restructuring charges of $1.0 million and $7.0 million in 2004 and 2003 respectively.

The 2003 decision to close the U.K. plant followed a decision by a marketing and distribution partner of our customer to terminate its involvement with the principal product produced by the facility. The initial $7.0 million charge recorded in 2003 included an impairment charge for the difference between the carrying value and the expected fair value of the equipment at this site, asset retirement obligations at the leased facilities and a provision for statutory post-employment benefit costs deemed probable of being paid. During 2004, we transferred the remaining customers of the plant to other West facilities, ceased all production activities at the U.K. operation and recorded a $1.0 million restructuring charge for the excess of future lease costs over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition. In 2005 we reached final settlement of all remaining lease obligations resulting in reduction of previously estimated cost accruals of $1.3 million.

OTHER EXPENSE (INCOME)

Other Expense (Income) was $1.4 million, $1.5 million and $0.6 million for years 2005, 2004 and 2003, respectively.

	2005	2004	2003
	($ in millions)
Foreign exchange losses/(gains)	$0.5	$(0.1)	$(0.5)
Loss on sales of equipment and other assets	0.1	1.5	1.4
Other	0.8	0.1	(0.3)
Total other expense	$1.4	$1.5	$0.6

2005 results include a $0.5 million impairment of an investment in a company that had been developing genomics analysis technology following that company’s unsuccessful efforts in finding a commercial sponsor.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs were as follows:

	2005	2004	2003
	($ in millions)
Pharmaceutical Systems	$94.0	$79.1	$86.9
Tech Group	8.9	3.3	1.3
U.S. Pension expenses	(5.1)	(5.0)	(6.4)
General corporate costs	(20.5)	(23.1)	(20.1)
Restricted stock plan	(3.7)	(5.1)	—
Stock option and Employee Stock Purchase Plan	(2.7)	—	—
Restructuring items	1.3	(1.0)	(7.0)
Insurance settlement	—	—	17.3
Consolidated Operating Profit	$72.2	$48.2	$72.0

The businesses acquired during 2005 contributed $5.2 million (Pharmaceutical Systems $1.7 million and Tech Group $3.5 million) of the $24.0 million consolidated operating profit increase over 2004. The remaining 2005 to 2004 operating profit improvement in the Pharmaceutical Systems segment of $13.2 million was principally the result of increased sales volumes in Europe and lower production costs in the United States following the resumption of normal production activities at our Kinston facility. The comparison of 2004 Pharmaceutical Systems operating profit to 2003 is affected by a $9.8 million insurance reimbursement for business interruption costs recorded in 2003. As a result of the final insurance settlement recorded at the end of 2003, no additional insurance coverage was available to offset similar costs incurred in subsequent periods. Tech Group segment operating profit improved throughout the three year period ending in 2005, principally benefiting from the acquisition of the TGI business and cost savings following the closure of the former U.K. facility at the end of 2003.

INTEREST EXPENSE (NET)

The following table summarizes our net interest expense for the three-year period ended December 31, 2005:

	2005	2004	2003
	($ in millions)
Interest expense	$14.7	$9.8	$10.4
Capitalized interest	(0.6)	(1.3)	(0.7)
Interest income	(2.1)	(1.5)	(2.2)
Interest expense (net)	$12.0	$7.0	$7.5

2005 net interest expense increased $5.0 million over the prior year. As a result of the 2005 acquisition activity, average borrowing levels increased by 47.8% in 2005 and accounted for $4.0 million of the interest expense increase. Total debt outstanding at December 31, 2005 was $281.0 million compared to $160.8 million at December 31, 2004. The remaining $1.0 million increase in 2005 interest expense was caused by higher interest rates on variable rate borrowings under our revolving credit facility. The average interest rate on variable rate borrowings was 4.8% in 2005 compared to 3.1% in 2004.

Net interest expense declined $0.5 million in 2004 as compared to 2003 results, largely as a result of lower average debt levels and an increase in capitalized interest associated with the Kinston construction project.

INCOME TAXES

The effective tax rate on consolidated income from continuing operations was 28.8% in 2005, 27.0% in 2004 and 36.0% in 2003.

In 2005 we repatriated $166.0 million in earnings from foreign subsidiaries to the United States parent companies. The foreign repatriations were made in accordance with the provisions of the American Jobs Creation Act of 2004 (“AJCA”). The AJCA provided a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations by providing an 85 percent dividends received deduction on qualified distributions occurring before December 31, 2005. Our results include a $1.5 million net tax charge ($5.2 million gross tax cost, less $2.4 million of foreign tax credits and $1.3 million in previously established accruals for unremitted earnings) incurred in connection with the repatriation program which increased our overall 2005 effective tax rate by 2.5 percentage points. The 2005 restructuring credit in the U.K. allowed us to utilize prior year loss carry-forwards and therefore decreased our 2005 effective tax rate by 0.6 percentage points. In addition, we reduced tax contingencies connected with the closure of tax years in certain international locations resulting in a 2.9 percentage point reduction in the 2005 effective tax rate.

The 2004 effective tax rate was favorably impacted by the utilization of foreign tax credits on the filing of a prior year U.S. tax return, a change in French tax law extending the life of net operating loss carry-forwards and the reversal of reserves attributable to the closing of tax years. The combined impact of these items, offset partially by the non-deductible restructuring charge, resulted in a 4.5 percentage point reduction in the 2004 effective tax rate.

The 2003 effective tax rate was unfavorably affected by the impairment charge in the United Kingdom which did not result in a tax benefit as management does not expect to generate future taxable income in the specific U.K. legal entity sufficient to utilize net operating loss carry-forwards. Additionally, management provided a $0.5 million valuation allowance on a deferred tax asset connected with this location that was unlikely to be realized. These items increased the 2003 effective tax rate by 3.7 percentage points.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was income of $2.4 million, $3.4 million and $1.6 million for the years 2005, 2004 and 2003, respectively. The results achieved during the last two years reflect the impact on Daikyo’s results of customer purchases during 2004 of a product in advance of a pending FDA approval of a required product reformulation. The increased customer inventory levels accumulated during 2004 resulted in lower sales levels for Daikyo in 2005 as customers utilized existing inventory pending validation of the new formulation. The 2005 operating results of the Mexican affiliates improved on strong sales growth generating results equal to those recorded in 2004 which included a non-operating $0.6 million gain on the sale of real estate.

Our purchases from all affiliates totaled approximately $20.6 million in 2005, $28.6 million in 2004 and $18.4 million in 2003, the majority of which relates to our distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $0.5 million, $0.6 million and $0.7 million in 2005, 2004 and 2003, respectively.

INCOME FROM CONTINUING OPERATIONS

Our 2005 net income from continuing operations was $45.2 million, or $1.39 per diluted share. These results included incremental income tax expense of $1.5 million, or $0.05 per diluted share, associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004. Results for 2005 also include a restructuring credit which increased net income from continuing operations by $1.3 million, or $.04 per diluted share.

Net income from continuing operations in 2004 was $33.5 million, or $1.09 per diluted share. Results for 2004 include incremental manufacturing costs of $11.6 million ($7.9 million, net of tax, or $0.26 per share) associated with the interim production processes that were put in place following the Kinston accident. In the prior year these incremental manufacturing costs were reimbursed under insurance coverage. 2004 results also include Kinston-related legal expenses of $1.7 million ($1.2 million net of tax, or $0.04 per share). The closure of a manufacturing plant in the U.K. resulted in 2004 restructuring charges of $1.0 million ($0.03 per share). Equity income included a $0.6 million ($0.02 per share) real estate gain. 2004 results also include $2.1 million ($0.07 per share) of favorable tax adjustments resulting from utilization of foreign tax credits on the filing of a prior year tax return and a change in French tax legislation.

Net income from continuing operations in 2003 was $42.9 million, or $1.48 per diluted share. Results for 2003 included a net gain from an insurance settlement of $17.3 million ($12.1 million, net of tax), or $0.42 per share, and asset impairment and post-employment benefit charges at the U.K. device operation of $7.0 million ($7.5 million including a related tax charge), or $0.26 per share.

DISCONTINUED OPERATIONS

2005 income from discontinued operations was $0.4 million, or $0.01 per diluted share. The majority of the income was generated from the August 2005 sale of the clinical services unit (pre-tax gain of $0.7 million, $0.5 million net of tax). Operating losses and other costs associated with the sale of our former drug delivery business completed in the first quarter of 2005 totaled $1.9 million ($1.1 million, net of tax), more than offsetting the operating income of $1.6 million ($1.0 million, net of tax) generated by the clinical services unit prior to its divestiture.

In December 2004, we entered into a Share and Asset Purchase Agreement to sell our drug delivery business to a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. The sales price consisted of $7.1 million receivable due in cash at the 2005 closing date and a 14% ownership interest in the new company valued at $1.0 million. As a result of the transaction, we recorded a pre-tax loss of $4.7 million ($5.2 million after-tax, or $0.17 per diluted share). The $0.5 million net tax expense is primarily the result of the reversal of current and prior year tax benefits that may no longer be available as a result of the transaction. In December 2004 we also announced our intention to exit the clinical services business. The operating results of the drug delivery business and clinical service unit are classified within discontinued operations for all periods presented. The pre-tax loss from the discontinued drug delivery and clinical services operations was $13.5 million and $17.5 million for the years 2004 and 2003, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations totaled $85.6 million in 2005, compared to $81.0 million in 2004. Operating cash flows improved in all geographic regions, with the strongest growth occurring in North America, reflecting the re-start of operations at our Kinston facility and a corresponding decrease in interim production costs. 2004 operating cash flows include $9.2 million of insurance collections received in 2004 that helped to offset the payment of liabilities related to the 2003 Kinston accident.

Consolidated capital spending for 2005 totaled $54.1 million, compared to $57.4 million in 2004 which included $13.1 million related to the construction of the new Kinston molding operation. The Pharmaceutical Systems segment accounted for $38.3 million of our total 2005 capital spending, consisting of $29.0 million in equipment replacements, rubber tooling projects and facility improvements, $6.1 million in plant expansion activity in Europe, and $3.2 million in information systems projects. 2005 capital spending for equipment and facility upgrades within the Tech Group segment totaled $13.2 million, of which $7.9 million related to projects within the acquired business. General corporate and other projects account for the remaining $2.6 million of 2005 capital expenditures. We anticipate that total 2006 capital spending will be approximately $68.0 million (Pharmaceutical Systems segment $48.0 million, Tech Group segment $18.0 million and general corporate $2.0 million). Approximately $33.0 million of the 2006 projected capital spending is targeted for normal equipment replacements, facility maintenance and tooling projects. The 2006 capital spending estimate also includes $26.0 million in new product and expansion projects and $9.0 million in information systems upgrades.

2005 cash flows from investing activities include the February 10, 2005 acquisition of Monarch, a contract laboratory business, the May 20, 2005 purchase of TGI, a plastic device and molding business and the August 2, 2005 acquisition of Medimop, a business focused on reconstitution and mixing technologies for injectable products. The following table summarizes the total purchase price paid for each business:

	Monarch	TGI	Medimop	Total
	($ in millions)
Total purchase price	$5.7	$140.5	$40.0	$186.2
Non-cash stock payment	(1.8)	—	(3.6)	(5.4)
Cash on hand in acquired units	(0.4)	(3.0)	(2.6)	(6.0)
Net cash used in acquisitions	$3.5	$137.5	$33.8	$174.8

2005 cash flows provided by investing operations include a $0.2 million loan repayment received from our affiliate in Mexico and $1.3 million in proceeds from surplus equipment sales. Cash provided by investing activities in 2004 includes $31.8 million of insurance proceeds related to the Kinston accident, which helped to fund the reconstruction of the new facility.

Financing cash flows in 2005 include proceeds from stock option exercises and related tax benefits totaling $14.1 million. Dividends paid to shareholders were $14.1 million ($0.45 per share). The Board of Directors intends to continue the practice of declaring dividends following their quarterly review of the West Pharmaceutical Services Inc.’s financial condition and results of operations. Management expects that cash flows from continuing operations, net of capital spending requirements, will provide sufficient funding for the current dividend policy.

Financing cash flows also reflect the $120.6 million in cash borrowed under revolving credit and other long term debt agreements to fund our 2005 acquisition activity. Refer to Note 16, Debt, for a discussion of the principal changes in our debt structure.

The following table summarizes our contractual obligations at December 31, 2005, and the effect the obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in millions)
Unconditional purchase obligations	$3.6	$0.1	$—	$—	$3.7
Long-term debt	0.3	0.2	205.5	75.0	281.0
Interest on long-term debt	15.2	30.3	16.5	10.5	72.5
Operating lease obligations	12.2	20.1	15.5	31.7	79.5
Pension and other post-retirement benefit obligations	1.6	3.8	3.9	19.5	28.8
Total contractual obligations	$32.9	$54.5	$241.4	$136.7	$465.5

Included in the three to five year long-term debt payments of $205.5 million are $100.0 million of 6.81% senior notes maturing April 8, 2009. On January 25, 2006, we notified the noteholders of our intention to prepay the notes effective February 27, 2006. We have financed the prepayment by issuing new senior unsecured notes having a weighted average maturity of just over nine years. See Note 22, Subsequent Event—Senior Notes, for further information.

We have letters of credit totaling $5.2 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment leases in Ireland. The accrual for insurance obligations was $2.3 million at December 31, 2005.

At December 31, 2005 our consolidated debt was $281.0 million and our debt-to-total invested capital (total debt, minority interest and shareholders’ equity) ratio was 45.4% compared to 34.8% at December 31, 2004. Our cash and cash equivalents balance was $48.8 million at December 31, 2005, compared to $68.8 million at December 31, 2004. Both the increase in debt levels and decrease in cash were incurred to support the acquisition activity in 2005. Our December 31, 2005 net working capital totaled $112.4 million and the ratio of current assets to liabilities was 1.9 to 1. We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2005, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis addresses consolidated financial statements that are prepared in accordance with accounting principles generally accepted in the United States. The application of these principles requires management to make estimates and assumptions, some of which are subjective and complex, that affect the amounts reported in the consolidated financial statements. Management believes the following accounting policies and estimates are critical to understanding and evaluating the results of operations and financial position of West Pharmaceutical Services, Inc.:

REVENUE RECOGNITION:   Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated. Revenue associated with tooling and other engineering service agreements is recognized under the percentage of completion method of accounting. For agreements with multiple deliverables, we assess whether more than one unit of accounting exists. If more than one unit exists, revenue for each separate unit based on the calculated allocation is recorded as earned.

IMPAIRMENT OF LONG-LIVED ASSETS:   We review goodwill and long-lived assets annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the operating segment to which it belongs. We have determined our operating segments to be the Americas and Europe/Asia divisions of the Pharmaceutical Systems segment, and the Tech Group segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. When assets are held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less disposition costs. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

EMPLOYEE BENEFITS:   The measurement of the obligations under our defined benefit pension and post-retirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. For U.S. plans, which account for over 90% of global plan assets, the long-term rate of return assumption decreased to 8.75% in 2005 from 9.0% in 2004. In 2006, the long-term rate of return assumption is 8.00%. The return assumption is reviewed annually and determined by the projected return over a 10-year period for the expected mix of plan assets (approximately 65% equity and 35% debt securities). The discount rate was reduced 10 basis points to 5.65% at December 31, 2005, to reflect current market conditions. The discount rate selected is the single rate equivalent for a theoretical portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to the plans’ projected benefit payments. Changes in these estimates, including the market performance of plan assets and other actuarial assumptions, could have a material impact on our future results of operations and financial position. Every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by approximately $0.5 million. A 25 basis point reduction in the discount rate would increase pension expense by approximately $0.7 million. In addition, restructuring events such as plant closures or changes in pension plan provisions could result in curtailment or settlement of pension plan obligations, which would result in gain or loss recognition in the period when such an event occurs.

We are currently monitoring the progress of a Financial Accounting Standards Board (FASB) project to comprehensively reconsider the guidance in FASB Statement 87, “Employers’ Accounting for Pensions”, and FASB Statement 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. One of the current recommendations of the project is to recognize the funded status of a pension plan on the balance sheet. Under the current standard, the funded status of a plan is disclosed in the footnotes. Differences between expected and actual experience and plan amendments are currently reflected in the footnote disclosure as “unrecognized actuarial gains or losses” or “unrecognized prior service costs”, and are amortized into expense over future service periods. As currently defined, the FASB project on pensions recommends the recognition of a liability for any under-funded pension plan where the projected benefit obligation of the plan exceeds the fair value of its assets. If the proposed standard were in effect at December 31, 2005, we would be required to record an $18.7 million liability for our U.S. qualified pension plan, rather than the $45.5 million asset currently reflected on our balance sheet. The impact of these changes would reduce shareholders equity by $41.7 million ($64.2 million pre-tax, less a $22.5 million reduction of deferred tax liabilities). The FASB expects to issue an exposure draft for public comment in March 2006, and currently intends that the proposed changes would apply to fiscal years ending after December 15, 2006.

INCOME TAXES:   We estimate income taxes payable based upon current domestic and international tax legislation. In addition, deferred income tax assets and liabilities are established to recognize differences between the tax basis and financial statement carrying values of assets and liabilities. We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. The recoverability of tax assets is subject to our estimates of future profitability, generally at the local subsidiary company and country level. Changes in tax legislation, business plans and other factors may affect the ultimate recoverability of tax assets or final tax payments, which could result in adjustments to tax expense in the period such change is determined.

During 2005, the FASB published and deliberated an exposure draft, “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109 (Proposed Interpretation)”. This project seeks to clarify what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Currently, we record the benefit of an uncertain tax position only when it is realized or probable that our position will be sustained. Under the proposed interpretation, a tax position would be recognized when the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The Board expects the final interpretation, which would include amendments to Statement 109, to be effective for fiscal years beginning after December 15, 2006 and will encourage earlier application. Management has not yet determined what impact, if any, the proposed changes may have on our financial statements.

INVENTORIES:   Accounting for inventories involves estimates regarding the proper determination of manufacturing cost, obsolescence and identifying inventory values that exceed estimated market values. The determination of manufacturing cost includes the identification of direct material costs and allocations of direct labor, variable production costs and overhead. Allocations of fixed overhead costs are based on estimates of normal capacity and require judgment when production levels are below normal so that idle capacity costs are expensed in the period incurred. The valuation of inventories is also subject to usage or ‘flow’ assumptions. Over 70% of our inventory is accounted for under a combination of the First-in, First-Out (FIFO) and average cost inventory usage methods. The remaining inventory, primarily located in the United States, is accounted for under the Last-in, First-Out (LIFO) method. We are currently evaluating the possibility of converting all domestic West Pharmaceutical Services locations to the FIFO method. Management expects to complete its evaluation during the first quarter of 2006. A change from LIFO to FIFO would not have a material effect on our results of operations or financial position.

Please refer to Note 1, Summary of Significant Accounting Policies, and Note 21, New Accounting Standards, of the Notes to Consolidated Financial Statements included within Item 8 of this report for additional information on accounting and reporting standards considered in the preparation and presentation of West Pharmaceutical Services, Inc.’s financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. The following describes the nature of these risks. All debt securities and derivative instruments are considered non-trading.

Foreign Currency Exchange Risk

We have subsidiaries outside the U.S. accounting for approximately 51% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary and are therefore also translated into U.S. dollars, the foreign subsidiaries may hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. We have forward contracts with a combined fair market value of $100 thousand as of December 31, 2005 to sell currencies in Asia. We also have an outstanding loan denominated in Japanese Yen to hedge the investment in our Japanese affiliate. At December 31, 2005, a $200 thousand loss is included in the cumulative foreign currency translation adjustment related to this hedge.

Interest Rate Risk

As a result of our normal borrowing activities, we are exposed to fluctuations in interest rates which we manage primarily through our financing activities. We have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, revolving credit facilities and capital lease obligations. Portions of long-term debt which are payable during 2006 are classified as short-term liabilities as of December 31, 2005.

The following table summarizes our interest rate risk-sensitive instruments:

							Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value
	($ in thousands)
Current Debt and Capital Leases:
U.S. dollar denominated	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate—fixed	8.5%	—	—	—	—	—
Euro denominated	200	—	—	—	—	—	200	200
Average interest rate—fixed	5.0%	—	—	—	—	—
Long-Term Debt and Capital Leases:
U.S. dollar denominated(1)	—	—	—	100,000	—	—	100,000	105,800
Average interest rate—fixed	—	—	—	6.8%	—	—
U.S. dollar denominated(2)	—	—	—	—	41,000	75,000	116,000	116,000
Average interest rate—variable	—	—	—	—	5.6%	5.1%
Euro denominated	—	200	—	—	—	—	200	200
Average interest rate—fixed	—	5.0%	—	—	—	—
Euro denominated	—	—	—	—	32,000	—	32,000	32,000
Average interest rate—variable	—	—	—	—	3.7%	—
Krone denominated	—	—	—	—	18,000	—	18,000	18,000
Average interest rate—variable	—	—	—	—	3.7%	—
Yen denominated	—	—	—	—	14,500	—	14,500	14,500
Average interest—ratevariable	—	—	—	—	1.3%	—

(1)   See Note 22 to our consolidated financial statements, Subsequent Event—Senior Notes, for additional information on the refinancing of these notes in February 2006.

(2)          We have entered into two interest rate swap agreements effectively transforming $75,000 of variable rate debt into fixed rate debt with interest rates averaging 5.4%. See Note 16, Debt, for additional information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share data)
Net sales	$699,700	$541,600	$483,400
Cost of goods and services sold	507,100	385,700	330,000
Gross profit	192,600	155,900	153,400
Selling, general and administrative expenses	120,300	105,200	91,100
Insurance settlement	—	—	(17,300)
Restructuring and impairment charges (benefit)	(1,300)	1,000	7,000
Other expense (income), net	1,400	1,500	600
Operating profit	72,200	48,200	72,000
Interest expense	14,100	8,500	9,700
Interest income	(2,100)	(1,500)	(2,200)
Income before income taxes and minority interests	60,200	41,200	64,500
Provision for income taxes	17,300	11,100	23,200
Minority interests	100	—	—
Income from consolidated operations	42,800	30,100	41,300
Equity in net income of affiliated companies	2,400	3,400	1,600
Income from continuing operations	45,200	33,500	42,900
Pretax income (loss) from discontinued operations	(300)	(13,500)	(17,500)
Pretax gain (loss) on disposal of business segment	700	(4,700)	—
Income tax benefit	—	4,100	6,500
Net income	$45,600	$19,400	$31,900
Net income (loss) per share:
Basic
Continuing operations	$1.45	$1.12	$1.48
Discontinued operations	.01	(.47)	(.38)
	$1.46	$.65	$1.10
Assuming dilution
Continuing operations	$1.39	$1.09	$1.48
Discontinued operations	.01	(.46)	(.38)
	$1.40	$.63	$1.10
Average common shares outstanding	31,100	29,955	29,026
Average shares assuming dilution	32,525	30,842	29,092
Dividends declared per common share	$.46	$.43	$.41

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Net income	$45,600	$19,400	$31,900
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(29,800)	19,200	31,200
Unrealized gains on securities of affiliates	1,100	300	600
Minimum pension liability adjustments	500	(2,000)	300
Net realized gains on derivative instruments	—	—	200
Unrealized gains on derivatives	700	—	—
Comprehensive income	$18,100	$36,900	$64,200

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2005 and 2004

	2005	2004
	(in thousands, expect per share data)
ASSETS
Current assets:
Cash, including cash equivalents	$48,800	$68,800
Accounts receivable	107,400	72,900
Inventories	61,200	56,700
Income tax refundable	3,100	2,200
Deferred income taxes	2,400	8,200
Current assets held for sale	—	9,100
Other current assets	14,300	8,600
Total current assets	237,200	226,500
Property, plant and equipment	647,200	605,100
Less accumulated depreciation and amortization	319,200	321,300
Property, plant and equipment, net	328,000	283,800
Investments in and advances to affiliated companies	27,700	26,600
Goodwill	89,500	42,400
Pension asset, including intangible pension assets of $1,600 and $1,900, respectively	47,100	47,700
Deferred income taxes	8,300	8,400
Intangible assets, net	69,700	1,300
Noncurrent assets held for sale	—	2,200
Restricted cash	7,100	—
Other assets	9,000	10,300
Total Assets	$823,600	$649,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$300	$10,000
Accounts payable	46,300	29,300
Current liabilities of discontinued operations	—	700
Accrued expenses:
Salaries, wages and benefits	25,700	23,000
Income taxes payable	15,900	16,900
Restructuring costs	200	3,400
Deferred income taxes	4,800	7,900
Other	31,600	25,300
Total current liabilities	124,800	116,500
Long-term debt	280,700	150,800
Deferred income taxes	31,900	35,500
Other long-term liabilities	48,600	45,300
Total Liabilities	486,000	348,100
Commitments and contingencies	—	—
Minority interests	4,100	—
Shareholders’ equity:
Preferred stock, shares authorized: 6,000; shares issued and outstanding: 2005—0; 2004—0	—	—
Common stock, par value $.25 per share; shares authorized: 100,000; shares issued: 2005—34,330; 2004—34,330; shares outstanding: 2005—31,772; 2004—30,709	8,600	8,600
Capital in excess of par value	39,300	24,500
Retained earnings	318,600	287,500
Accumulated other comprehensive income	8,900	36,400
	375,400	357,000
Less treasury stock, at cost (2005—2,558 shares; 2004—3,621 shares)	(41,900)	(55,900)
Total shareholders’ equity	333,500	301,100
Total Liabilities and Shareholders’ Equity	$823,600	$649,200

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2005, 2004 and 2003

	Common Stock		Capital in		Accumulated other	Treasury Stock
	Number of shares	Common Stock	excess of par value	Retained earnings	comprehensive income (loss)	Number of shares	Treasury Stock	Total
	(in thousands, except per share data)
Balance, January 1, 2003	34,330	$4,300	$30,900	$261,200	$(13,400)	(5,369)	$(81,500)	$201,500
Net income				31,900				31,900
Shares issued under stock plans			(800)			304	4,600	3,800
Cash dividends declared ($.41 per share)				(11,900)				(11,900)
Changes—other comprehensive income					32,300			32,300
Balance, December 31, 2003	34,330	4,300	30,100	281,200	18,900	(5,065)	(76,900)	257,600
Net income				19,400				19,400
Stock split		4,300	(4,300)					—
Shares issued under stock plans			(1,300)			1,447	21,100	19,800
Shares repurchased						(3)	(100)	(100)
Cash dividends declared ($.43 per share)				(13,100)				(13,100)
Changes—other comprehensive income					17,500			17,500
Balance, December 31, 2004	34,330	8,600	24,500	287,500	36,400	(3,621)	(55,900)	301,100
Net income				45,600				45,600
Shares issued for business acquisitions			2,400			199	3,000	5,400
Shares issued under stock plans			8,100			870	11,100	19,200
Tax benefit from stock plans			4,300					4,300
Shares repurchased						(6)	(100)	(100)
Cash dividends declared ($.46 per share)				(14,500)				(14,500)
Changes—other comprehensive income					(27,500)			(27,500)
Balance, December 31, 2005	34,330	$8,600	$39,300	$318,600	$8,900	(2,558)	$(41,900)	$333,500

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows provided by operating activities:
Net income	$45,600	$19,400	$31,900
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Gain) loss from discontinued operations, net of tax	(400)	14,100	11,000
Depreciation	40,500	30,300	30,400
Amortization	6,900	2,900	800
Gain on insurance settlement	—	—	(28,700)
Restructuring and impairment charges	1,300	(1,800)	6,000
(Gain) loss on sales of equipment and other assets	(100)	1,500	1,400
Stock-based compensation	8,500	7,700	1,000
Deferred income taxes	2,300	(2,900)	8,700
Pension and other retirement plans	3,700	4,800	6,000
(Equity) loss in undistributed earnings of affiliated companies, net of dividends	(2,300)	(3,300)	(1,600)
Changes in assets/liabilities, net of discontinued operations and acquisitions:
(Increase) decrease in accounts receivable	(13,300)	3,600	(1,000)
(Increase) decrease in inventories	400	(6,900)	(3,500)
Decrease (increase) in other current assets	(800)	(8,100)	700
Changes in other assets and liabilities	(6,700)	13,300	10,800
Insurance proceeds for business interruption and other costs	—	9,200	22,800
Payment of costs incurred in response to Kinston accident	—	(2,800)	(13,000)
Net cash provided by operating activities	85,600	81,000	83,700
Cash flows used in investing activities:
Property, plant and equipment acquired	(54,100)	(57,400)	(60,400)
Insurance proceeds received for property damage	—	31,800	2,200
Land acquired under government grant	—	—	(2,000)
Proceeds from sale of assets	1,300	500	2,000
Acquisition of businesses, net of cash acquired	(174,800)	—	—
Repayments from affiliate	200	600	—
Customer advances, net of repayments	—	—	1,500
Net cash used in investing activities	(227,400)	(24,500)	(56,700)
Cash flows provided by (used in) financing activities:
Borrowings (repayments) under revolving credit agreements, net	131,600	(16,900)	5,400
Payment of fees under revolving credit agreements	(1,000)	(500)	—
Repayment of other long-term debt	—	—	(12,100)
Borrowings (repayments) of other notes payable, net	(10,000)	1,400	3,400
Tax benefit from stock option exercises	2,600	—	—
Issuance of common stock	11,500	13,500	3,000
Dividend payments	(14,100)	(12,800)	(11,800)
Purchase of treasury stock	(100)	(100)	—
Net cash used in financing activities	120,500	(15,400)	(12,100)
Cash flows used in operating activities of discontinued operations	(5,800)	(11,900)	(14,500)
Cash flows provided by (used in) investing activities of discontinued operations	13,300	(200)	(400)
Net cash provided by (used in) discontinued operations	7,500	(12,100)	(14,900)
Effect of exchange rates on cash	(6,200)	2,000	4,600
Net increase (decrease) in cash and cash equivalents	(20,000)	31,000	4,600
Cash and cash equivalents at beginning of period	68,800	37,800	33,200
Cash and cash equivalents at end of period	$48,800	$68,800	$37,800
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13,200	$8,500	$9,700
Income taxes paid	$17,600	$7,600	$8,700

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

Principles of Consolidation:   The consolidated financial statements include the accounts of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) after the elimination of intercompany transactions. We have no interests in variable interest entities.

Reclassification:   Certain reclassifications of deferred income tax assets and liabilities were made to prior period financial statements to be consistent with the current period reporting presentation.

Cash and Cash Equivalents:   Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less at the time of purchase.

Accounts Receivable:   Our accounts receivable balance at December 31, 2005 and 2004, was net of an allowance for doubtful accounts of $1,000 and $500, respectively. We record the allowance based on a specific identification methodology.

Inventories:   Inventories are valued at the lower of cost or market. The cost of the majority of our inventory is determined on a combination of the First-in, First-out (FIFO) and average cost methods of inventory usage. The remaining inventory, primarily located in the United States, is accounted for under the Last-in, First-Out (LIFO) method.

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

Financial Instruments:   We record all derivatives on the balance sheet at fair value. The change in fair value of a derivative designated and qualified as part of a cash flow hedging transaction is recorded each period in other comprehensive income. A change in fair value of a fair value hedging transaction is recorded each period in earnings. The change in fair value of a derivative instrument with no hedging designation or purpose is recognized immediately into earnings.

We use interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Forward exchange arrangements regarding anticipated raw material purchases and interest rate swap contracts on variable rate interest payment obligations are designated as cash flow hedges; therefore, unrealized gains and losses are recorded in other comprehensive income. As the underlying transaction occurs, any unrealized gains or losses on the related hedge are reclassified from other comprehensive income to the statement of income offsetting the income effects of the transaction to which they relate. Gains and losses on forward exchange contracts designated as fair value hedges, primarily related to raw material purchase commitments, are recognized as part of the underlying transaction. If forward contracts do not qualify for hedge accounting, they are recorded at fair value with any gains or losses recognized in other expense (income). We also engage in hedges of our net investments in foreign operations through forward contracts in order to minimize the economic exposure to fluctuating foreign exchange rates. Fair value adjustments for hedges of the net investment in foreign operations are reported in other comprehensive income as foreign currency translation adjustments and are released to earnings upon disposal of the investment.

Revenue Recognition:   Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated. Revenue associated with tooling and other engineering service agreements is recognized under the percentage of completion method of accounting. For agreements with multiple deliverables, we assess whether more than one unit of accounting exists. If more than one unit exists, revenue for each separate unit based on the calculated allocation is recorded as earned.

Shipping and Handling Costs:   Net sales include shipping and handling costs collected from customers in connection with the sale. Costs incurred for shipping and handling are included in cost of sales.

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

Goodwill and Other Intangibles:   Goodwill and intangible assets with indefinite lives are tested for impairment each fourth quarter or more frequently if an event occurs that indicates that there could be an impairment. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. Other intangible assets, including patents and licensed technology, are recorded at cost and are amortized on a straight-line method over their useful lives. Certain tradenames have been determined to have indefinite lives and therefore are not subject to amortization.

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

Research and Development:   Research, development and engineering expenditures are for the creation and application of new or improved products and processes. Expenditures include primarily salaries and outside services for those directly involved in research and development activities. Research and development costs of $6,300 in 2005, $5,200 in 2004 and $4,600 in 2003, within the Pharmaceutical Systems segment were expensed as incurred. The Tech Group segment expensed as incurred research and development expenses of $1,600 in 2005, $1,600 in 2004 and $1,700 in 2003.

Environmental Remediation and Compliance Costs:   Environmental remediation costs are accrued when such costs are probable and reasonable estimates are determinable. Cost estimates are not discounted and include investigation, cleanup and monitoring activities; such estimates are adjusted, if necessary, based on additional findings. In general, environmental compliance costs are expensed as incurred. Environmental compliance costs at current operating sites are capitalized if they increase the value of the property and/or prevent environmental hazards from occurring.

Litigation:   We are from time to time party to lawsuits arising from our operations. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Income Taxes:   Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of our assets and liabilities. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. U.S. income taxes and withholding taxes are accrued on the portion of earnings of international subsidiaries and affiliates (which are corporate joint ventures) intended to be remitted to the parent company.

Stock-Based Compensation:   On January 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment—Revised 2004”, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that are outstanding at January 1, 2005, will be recognized on a straight-line basis over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock option grants and shares issued under the employee stock purchase plan in the most recent two years, our net income and basic and diluted net income per share would have been reduced as summarized below:

	2004	2003
Net income, as reported:	$19,400	$31,900
Add: Stock-based compensation expense included in net income, net of tax	5,000	600
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(6,200)	(2,100)
Pro forma net income	$18,200	$30,400
Net income per share:
Basic, as reported	$.65	$1.10
Basic, pro forma	$.61	$1.05
Diluted, as reported	$.63	$1.10
Diluted, pro forma	$.59	$1.05

In 2004, we accelerated the vesting dates for options held by employees of the drug delivery business resulting in a $600 charge recorded in discontinued operations.

Net Income (Loss) Per Share:   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Net income (loss) per share assuming dilution considers the potential issuance of common shares under our stock option and award plans, based on the treasury stock method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period.

Note 2:   Acquisitions

On August 2, 2005, we acquired 90% of the equity interests in Medimop Medical Projects, Ltd. and its affiliated company Medimop USA LLC (“Medimop”). Medimop, a privately owned company headquartered in Ra’anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. We also received an option to purchase, at fair value, the remaining 10% ownership of the two companies, which generally becomes exercisable four years after the closing date.

We paid total consideration of $40,000 for the initial investment, of which approximately $36,400 was paid in cash and the balance by delivering 128,547 shares of our common stock issued at fair value. We will also pay up to an additional $1,800 of contingent cash consideration, depending on the achievement of operating goals over a four-year period.

Following is an allocation of the purchase price which has been finalized as of December 31, 2005:

Inventories	$900
Accounts receivable	2,200
Other current assets	3,100
Property, plant and equipment	1,800
Goodwill	29,800
Intangible assets	17,400
Current liabilities	(5,500)
Minority interest	(4,100)
Noncurrent liabilities and deferred taxes	(5,600)
Total consideration	$40,000

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
Trademarks	$1,200	12 Years
Patents	3,750	12 Years
Covenant not to compete	3,750	7 Years
Customer relationships	8,700	10 Years
	$17,400

The amortization expense for 2005 for these intangible assets was $800. The estimated annual amortization expense of these intangible assets for the next five years is approximately $1,800 per year.

Our financial statements include the results of the Medimop business for periods after August 2, 2005.

On May 20, 2005, we completed our acquisition of substantially all of the assets of the Tech Group, Inc. (“TGI”), including the outstanding stock of, or other equity interests in, TGI’s wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. TGI provides contract design, tooling and manufacturing services and solutions using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries. The total purchase price was $140,500 of which $7,100 is held in an escrow account (restricted cash) at December 31, 2005. This restricted cash will be paid to the sellers contingent on the performance of a specific product line during the twelve-month period ending June 26, 2006.

Following is an allocation of the purchase price which has been finalized as of December 31, 2005:

Inventories	$7,000
Accounts receivable	20,800
Other current assets	8,000
Property, plant and equipment	49,000
Goodwill	18,300
Intangible assets	53,200
Other noncurrent assets	300
Current liabilities	(21,300)
Noncurrent liabilities and deferred taxes	(1,900)
133,400
Restricted cash	7,100
Total consideration	$140,500

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
Trademarks	$10,000	Indefinite
Customer contracts	22,700	20 Years
Customer relationships	20,500	25 Years
	$53,200

The amortization expense for 2005 for these intangible assets was $1,100. The estimated annual amortization expense of these intangible assets for each of the next five years is approximately $2,000 per year.

Our financial statements include the results of the TGI business for periods after May 20, 2005.

The following unaudited pro forma summary combines our results with the results of operations of Medimop and TGI as if the acquisitions had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period, or of results which may occur in the future.

	Twelve Months Ended
	12/31/05	12/31/04
Net sales	$770,400	$673,800
Income from continuing operations	$46,900	$28,800
Income from continuing operations per diluted share	$1.44	$0.93
Net income	$47,300	$14,700
Net income per diluted share	$1.45	$0.48

On February 11, 2005, we acquired 100% of the outstanding stock of Monarch Analytical Laboratories, Inc. (“Monarch”). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, we paid $2,000 in cash and 70,586 shares of our common stock valued at $1,800 for Monarch. Additionally, we assumed, and subsequently paid, debt in the amount of $1,900. Following is an allocation of the purchase price which has been finalized as of December 31, 2005:

Current assets	$800
Property, plant and equipment	2,000
Goodwill	3,400
Current liabilities and deferred taxes	(500)
Total consideration	$5,700

Pro forma results assuming the acquisition of Monarch as of January 1, 2004 would not be materially different from reported sales or net income.

Goodwill is not deductible for tax purposes on these acquisitions.

Note 3:   Discontinued Operations

On August 23, 2005, we sold all of the assets of our clinical services business unit to Covance Clinical Research Unit Inc. (“Covance”). At the closing date, we received consideration of $5,700 of cash and a receivable for an additional $500. The receivable was paid in full during 2005. As a result of the transaction, we recorded a pre-tax gain of $700 ($500, or $0.01 per diluted share, net of tax) at December 31, 2005.

In December 2004, we entered into a Share and Asset Purchase Agreement to sell our drug delivery business to Archimedes Pharma Limited, a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners to facilitate the acquisition. At the February 2005 closing date, we received consideration of $7,100 consisting of cash and indebtedness assumed by the new company. In addition, we received a 14% ownership interest in the new company valued at $1,000 which will be accounted for under the cost method. As a result of the transaction, we recorded a pre-tax loss of $4,700 ($5,200 after-tax, or $0.17 per diluted share). The $500 net tax provision is primarily the result of the reversal of current and prior year tax benefits that may no longer be available as a result of the transaction.

Net sales and income from discontinued operations were as follows:

	2005	2004	2003
Net sales	$7,900	$10,800	$7,800
Pretax income (loss) from discontinued operations	(300)	(13,500)	(17,500)
Pretax income (loss) on disposal of business segment	700	(4,700)	—
Income tax benefit	—	4,100	6,500
Net gain/(loss) from discontinued operations	$400	$(14,100)	$(11,000)

Net cash provided by (used in) discontinued operations was as follows:

	2005	2004	2003
Operating activities	$(5,800)	$(11,900)	$(14,500)
Proceeds from disposition	13,300	—	—
Property, plant and equipment acquired	—	(200)	(400)
Net cash used in discontinued operations	$7,500	$(12,100)	$(14,900)

Note 4:   Restructuring and Impairment Charges

The following table details activity related to our restructuring obligations:

	Severance and benefits	Asset Impairments	Other Costs	Total
Balance, December 31, 2002	$800	$—	$500	$1,300
2003 expense	1,000	6,000	—	7,000
Non-cash write-offs	—	(6,000)	—	(6,000)
Cash payments	(400)	—	—	(400)
Balance, December 31, 2003	1,400	—	500	1,900
2004 expense (income)	400	(1,500)	2,100	1,000
Non-cash adjustments	—	1,500	300	1,800
Cash payments	(1,300)	—	—	(1,300)
Balance, December 31, 2004	500	—	2,900	3,400
2005 income	—	—	(1,300)	(1,300)
Non-cash adjustments	—	—	(300)	(300)
Cash payments	(300)	—	(1,300)	(1,600)
Balance, December 31, 2005	$200	$—	$—	$200

In 2003, we recorded a $7,000 charge associated with a decision to discontinue a product line intended for production at our plastic device plant located in the U.K., a part of the Tech Group segment. The charge consisted of a $6,000 impairment of fixed assets, including related asset retirement obligations, and a $1,000 provision for statutory post-employment benefit obligations for approximately 70 employees. As our fair value projections for the unit significantly relied on the achievement of sales from this product line, the carrying value of the long-lived assets could no longer be supported.

During 2004, we recorded $1,000 of net charges principally consisting of the excess of future lease costs at the U.K. plant over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition.

During 2005, all repair and lease cancellation costs for the leased facility in the U.K. were paid out and the remainder was reduced to zero upon completion of the required arrangements. Other cash payments during the year of $300 were for severance and benefit agreements.

The remaining restructuring obligations at December 31, 2005 are expected to be paid within the next year.

Note 5:   Kinston

On January 29, 2003, our Kinston, N.C. plant suffered an explosion and related fire that resulted in six deaths, a number of injured personnel and substantial damage to the building, machinery and equipment and raw material inventories. Our property and business interruption insurance coverage with our principal insurer provided for a maximum insurance recovery of $66,000. In February 2004, we and our insurer reached a consensus that the total losses for business interruption, insured incremental costs and property replacement would exceed the maximum recoverable amount, resulting in the final settlement of the insurance claim for the full $66,000 reimbursement. This settlement is reflected in our results as of December 31, 2003.

The accounting for the insurance settlement and related costs is presented below:

2003
Insurance coverage reimbursement	$66,000
Less costs and expenses
Business interruption costs	9,800
Insured incremental costs	15,800
Book value of property and equipment	11,700
Gain on insurance settlement	28,700
Uninsured costs incurred	11,400
Insurance settlement	$17,300

As of December 31, 2003, we had received $25,000 from our principal insurer; therefore, we had recorded an insurance receivable of $41,000 as of December 31, 2003. We received payment of this receivable in February of 2004.

As a consequence of the 2003 insurance settlement, no further insurance coverage was available for costs incurred in subsequent periods. In 2004, business interruption costs of $11,600 and legal expenses of $1,700 were incurred and included in cost of goods and services sold and selling, general and administrative expenses, respectively.

Note 6:   Other Expense (Income)

	2005	2004	2003
Foreign exchange (gains) losses	$500	$(100)	$(500)
Loss on sales of equipment and other assets	100	1,500	1,400
Other	800	100	(300)
	$1,400	$1,500	$600

2005 results include a $500 impairment of our investment in a company that had been developing genomics analysis technology, following that company’s unsuccessful efforts in finding a commercial sponsor.

Note 7:   Income Taxes

Income before income taxes from continuing operations was derived as follows:

	2005	2004	2003
Domestic operations	$5,900	$4,800	$37,800
International operations	54,300	36,400	26,700
	$60,200	$41,200	$64,500

The related provision for income taxes from continuing operations consists of:

	2005	2004	2003
Current provision:
Federal	$(2,000)	$1,600	$2,300
State	500	—	200
International	16.500	12,400	12,000
	15,000	14,000	14,500
Deferred provision:
Federal	1,900	(2,300)	6,800
International	400	(600)	1,900
	2,300	(2,900)	8,700
Provision for income taxes, continuing operations	$17,300	$11,100	$23,200

A reconciliation of the U.S. statutory corporate tax rate to our effective consolidated tax rate on income before income taxes from continuing operations follows:

	2005	2004	2003
U.S. statutory corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than United States tax rate	(3.2)	1.6	(5.0)
Non-benefited losses	4.1	2.8	6.8
Reversal of prior valuation allowance	(2.2)	(2.6)	—
Tax on repatriated earnings under AJCA, net of credits	2.5	—	—
Reversal of reserves related to closed years	(2.9)	(4.4)	—
U.S. tax on international earnings, net of foreign tax credits	(4.5)	(2.4)	(1.1)
State income taxes, net of federal tax benefit	(1.6)	(2.5)	(1.8)
Other	1.6	(0.5)	2.1
Effective tax rate, continuing operations	28.8%	27.0%	36.0%

The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31 are as follows:

	2005	2004
Current assets	$2,400	$8,200
Noncurrent assets	27,600	26,300
Noncurrent valuation allowance	(19,300)	(17,900)
Current liabilities	(4,800)	(7,900)
Noncurrent liabilities	(31,900)	(35,500)
	$(26,000)	$(26,800)

The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31:

	2005	2004
Deferred tax assets
Net operating loss carryforwards	$23,100	$12,800
Tax credit carryforwards	9,300	5,300
Restructuring and severance charges	200	2,000
Capital loss carryforwards	1,300	4,400
Other	9,200	11,100
Valuation allowance	(19,300)	(17,900)
Total deferred tax assets	23,800	17,700
Deferred tax liabilities:
Accelerated depreciation	40,000	28,500
Deferred compensation	2,500	4,600
Kinston gain	6,500	6,500
Other	800	4,900
Total deferred tax liabilities	49,800	44,500
Net deferred tax liability	$(26,000)	$(26,800)

At December 31, 2005, we had U.S. federal net operating loss carryforwards of $22,300 and state operating loss carryforwards of $165,900, which created deferred tax assets of $7,800 and $10,100 respectively; and foreign operating loss carryforwards of $18,900, which created a deferred tax asset of $5,200. Management estimates that of the total state and foreign operating loss carryforwards, $165,900 and $16,100, respectively, are unlikely to be utilized and the associated deferred tax assets of $10,100 and $4,600, respectively, have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $10,000 in 2006, $7,000 in 2007 and $148,900 after 2007. Foreign loss carryforwards will expire as follows: $500 in 2008 and $18,400 has no expiration date.

As of December 31, 2005, we had available foreign tax credit carryforwards of $6,800 expiring as follows: $200 in 2009, $200 in 2010, $100 in 2011, $2,200 in 2012, $100 in 2013 and $4,000 after 2014. Based upon current projections, management estimates that $3,200 will not be utilized and therefore a valuation allowance was established for that amount. We have research and development credit carryforwards of $2,500, of which $500 expires in 2020, $500 expires in 2021 and $1,500 expires after 2021.

At December 31, 2005, we had undistributed earnings of foreign subsidiaries, amounting to $50,500 on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

The American Jobs Creation Act of 2004 (the “AJCA”) provides for a special one-time elective dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During 2005, we repatriated approximately $166 million, of which $141 million qualified for the special one-time elective dividends-received deduction and $25 million constituted earnings that do not qualify under the Act. We recorded tax expense of $1.5 million related to the repatriation. Prior to the AJCA, we did not provide deferred taxes on undistributed earnings of foreign subsidiaries as we intended to utilize these earnings through expansion of our business operations outside the United States for an indefinite period of time.

The Internal Revenue Service (IRS) has completed and closed its audits of our U.S. tax returns through 1997. The IRS is currently conducting audits of the 1998 - 2002 tax returns.

Note 8:   Segment Information

As of December 31, 2005 our operations are comprised of two reportable segments: Pharmaceutical Systems and Tech Group. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment has two operating segments: the Americas and Europe/Asia. These segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products in their respective geographic regions, use a similar distribution process and have a common customer base. The Pharmaceutical Systems segment includes the results of Medimop, a company acquired in August 2005 which specializes in reconstitution, mixing and transfer technologies that safely and efficiently connect, mix and filter injectable drugs in vials, bags, ampoules and syringes. The Tech Group segment, which is composed of our previously existing Device Group operating unit and the recently acquired TGI business provides contract design, tooling and manufacturing services using plastic injection molding and component assembly processes for the medical device, pharmaceutical, diagnostic and general healthcare and consumer industries.

Our executive management evaluates the performance of these operating segments based on operating profit and cash flow generation. General corporate expenses, restructuring charges and other items are not reflected in operating profit reviewed by segment management. Corporate segment assets include pension assets, investments in affiliated companies and net assets of discontinued operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

We have restated the composition of the reportable segment information in all prior periods to conform to current organizational makeup.

The following table provides information on sales by significant product group:

Sales by product group	2005	2004	2003
Pharmaceutical packaging	$416,100	$371,800	$331,300
Disposable medical components	98,300	93,700	93,200
Personal care/food packaging	5,400	4,300	2,600
Laboratory and other services	18,500	11,200	7,200
Pharmaceutical Systems	538,300	481,000	434,300
Healthcare devices	75,900	24,300	26,800
Consumer products	63,900	35,700	29,600
Engineering/tooling services	30,300	7,900	2,400
Tech Group	170,100	67,900	58,800
Intersegment sales	(8,700)	(7,300)	(9,700)
Net sales	$699,700	$541,600	$483,400

We had sales to one customer of approximately $76,800, $61,100 and $58,100 in 2005, 2004 and 2003, respectively.

The following table presents sales and long-lived assets by the country in which the legal subsidiary is domiciled and assets are located.

	Sales			Property, Plant and Equipment
	2005	2004	2003	2005	2004	2003
United States	$344,500	$264,900	$241,400	$171,300	$128,200	$109,100
Germany	79,500	71,800	59,700	61,700	70,200	57,300
France	63,500	52,600	47,600	31,700	34,300	31,900
Other European countries	145,100	108,000	96,500	38,200	32,700	35,100
Other	67,100	44,300	38,200	25,100	18,400	17,700
	$699,700	$541,600	$483,400	$328,000	$283,800	$251,100

The following table provides summarized financial information for our segments:

	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
2005
Net sales	$538,300	$170,100	$(8,700)	$699,700
Income before income taxes and minority interests	94,000	8,900	(42,700)	60,200
Segment assets	505,500	212,700	105,400	823,600
Capital expenditures	38,300	13,200	2,600	54,100
Depreciation and amortization expense	30,900	14,700	1,800	47,400
2004
Net sales	$481,000	$67,900	$(7,300)	$541,600
Income before income taxes and minority interests	79,100	3,300	(41,200)	41,200
Segment assets	496,700	50,400	102,100	649,200
Capital expenditures	51,500	3,100	2,800	57,400
Depreciation and amortization expense	27,300	4,200	1,700	33,200
2003
Net sales	$434,300	$58,800	$(9,700)	$483,400
Income before income taxes and minority interests	86,900	1,300	(23,700)	64,500
Segment assets	411,200	54,100	144,000	609,300
Capital expenditures	55,200	3,200	2,000	60,400
Depreciation and amortization expense	24,200	5,200	1,800	31,200

Note 9:   Net Income Per Share

The following table reconciles shares used in the calculation of basic net income per share to the shares used in the calculation of net income per share assuming dilution. There is no adjustment to our net income in the calculation of net income per share assuming dilution.

	2005	2004	2003
Income from continuing operations	$45,200	$33,500	$42,900
Discontinued operations, net of tax	400	(14,100)	(11,000)
Net income	$45,600	$19,400	$31,900
Average common shares outstanding	31,100	29,955	29,026
Assumed stock options exercised and awards vested	1,425	887	66
Average shares assuming dilution	32,525	30,842	29,092

For 2005 and 2003, stock options of 400,983 and 2,493,200, respectively, were excluded from the computation of diluted earnings per share since the options were antidilutive. For 2004, there were no stock options excluded from the computation.

Note 10:   Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenue, expenses and gains and losses that generally accepted accounting principles exclude from net income. For us, the items excluded from current net income are cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and additional minimum pension liability adjustments.

The components of accumulated other comprehensive income at December 31 are as follows:

	2005	2004
Foreign currency translation	$13,100	$42,900
Unrealized gains on securities of affiliates	1,700	600
Unrealized gains on derivatives	700	—
Minimum pension liability	(6,600)	(7,100)
	$8,900	$36,400

The accumulated income tax provision at December 31, 2005 and 2004 for the unrealized gains on securities of affiliates was $900 and $300, respectively. The minimum pension liability had an accumulated income tax benefit of $3,600 and $3,800 for the same periods. An income tax provision of $500 was recorded in 2005 for unrealized gains on derivatives. Income taxes are generally not provided for translation adjustments.

Note 11:   Inventories

	2005	2004
Finished goods	$29,000	$28,800
Work in process	8,800	9,600
Raw materials	23,400	18,300
	$61,200	$56,700

Included in the amounts above are inventories located in the U.S. that are valued on the LIFO basis, amounting to $18,600 and $19,100 at December 31, 2005 and 2004, respectively, which are approximately $9,900 and $8,600, respectively, lower than replacement value.

Note 12:   Goodwill and Intangibles

We perform an annual impairment test during the fourth quarter of each year. No goodwill impairment charges were recorded for the periods ended December 31, 2005, 2004 and 2003.

Goodwill by reportable segment as of December 31, 2005 and 2004 was as follows:

	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2003	$32,200	$7,300	$39,500
Foreign currency translation	2,600	300	2,900
Balance, December 31, 2004	34,800	7,600	42,400
Acquisitions	33,200	18,300	51,500
Foreign currency translation	(4,400)	—	(4,400)
Balance, December 31, 2005	$63,600	$25,900	$89,500

Intangible assets and accumulated amortization as of December 31, 2005 and 2004 were as follows:

	12/31/05		12/31/04
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$6,000	$(1,300)	$2,300	$(1,000)
Trademarks	11,200	—	—	—
Customer relationships	29,200	(900)	—	—
Customer contracts	22,600	(700)	—	—
Non-compete agreements	3,800	(200)	—	—
	$72,800	$(3,100)	$2,300	$(1,000)

Increases in all intangible asset categories are due to the acquisitions completed during 2005. The cost basis of intangible assets includes the effects of foreign currency translation adjustments. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2,100, $200 and $800, respectively. Estimated amortization for the next five years is as follows: approximately $4,000 per year for 2006 and 2007 and $3,900 per year for 2008, 2009 and 2010. Trademarks with a carrying amount of $10,000 were determined to have indefinite lives and therefore do not require amortization.

In addition, we build tooling, molds and dies for certain customers which is paid for by us and reimbursed by the customer based upon the tooling agreement. Other noncurrent assets included unreimbursed tooling costs of $300 and $4,000 at December 31, 2005 and 2004 which accounted for amortization expense of $4,800 and $2,700 for the years then ended.

Note 13:   Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Year of expected useful life	2005	2004
Land		$6,500	$4,500
Buildings and improvements	5-50	168,500	158,400
Machinery and equipment	2-15	377,100	354,500
Molds and dies	2-7	63,700	65,000
Construction in progress		31,400	22,700
		$647,200	$605,100

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $40,500, $30,300 and $30,400, respectively.

At December 31, 2005, there were capitalized leases included in ‘buildings and improvements’ and ‘machinery and equipment’ of $2,100 and $100, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $200 at December 31, 2005. There were no capitalized leases at December 31, 2004.

Note 14:   Affiliated Companies

At December 31, 2005, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd.	Japan	25%

We record equity in net income (loss) of these affiliated companies for the 12-month period ended October 31.

A summary of the financial information for these companies is presented below:

Balance Sheets	2005	2004
Current assets	$96,000	$96,400
Noncurrent assets	177,400	168,900
Total assets	$273,400	$265,300
Current liabilities	$73,300	$86,100
Noncurrent liabilities	99,300	83,000
Owners’ equity	100,800	96,200
Total liabilities and owners’ equity	$273,400	$265,300

Income Statements	2005	2004	2003
Net sales	$119,600	$117,900	$103,000
Gross profit	24,600	30,200	26,500
Net income	8,200	12,100	6,500

During 2004, our Mexican affiliate sold property which resulted in a gain. Our portion of this gain was $600 and was included in equity in net income of affiliated companies.

In connection with a 2002 plant consolidation, we advanced $1,000 to our Mexican affiliate. The note, which is denominated in U.S. dollars, is at a 5.3% interest rate. At December 31, 2005, the balance of the note receivable was $200.

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $19,800, $17,500 and $14,200 at December 31, 2005, 2004 and 2003, respectively. Dividends received from affiliated companies were $100 annually for each of the years 2005, 2004 and 2003.

Our equity in unrealized gains and losses of Daikyo Seiko, Ltd.’s investment in securities available for sale, included in accumulated other comprehensive income, a separate component of shareholders’ equity, was $1,700, $600 and $300 at December 31, 2005, 2004 and 2003, respectively. The unrealized gains were net of income tax of $800, $300 and $400, respectively.

Our purchases and royalty payments made to affiliates totaled $20,600 and $28,600, respectively, in 2005 and 2004, of which $1,300 and $2,800 was due and payable as of December 31, 2005 and 2004, respectively. These transactions primarily relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $500 and $600, respectively, in 2005 and 2004, of which $200 was receivable as of December 31, 2005 and 2004.

In addition to affiliates accounted for under the equity method, we also have affiliates that are accounted for as cost investments. These cost investments are carried at the lower of cost or market. At December 31, 2005 and 2004, the aggregate carrying amount of investments in and advances to affiliated companies was as follows:

	2005	2004
Equity companies	$26,600	$25,100
Cost companies	1,100	1,500
	$27,700	$26,600

Note 15:   Benefit Plans

We and certain of our domestic and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal life insurance benefits for certain U.S. retirees and pay a portion of healthcare (medical and dental) costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (HMO) coverage wherever possible and caps the total contribution for non-HMO coverage.

We use a December 31 measurement date for all pension and other retirement benefit plans.

The expense (income) components of net pension expense (income) are as follows:

	Pension benefits			Other retirement benefits
	2005	2004	2003	2005	2004	2003
Service cost	$5,500	$5,100	$4,300	$900	$600	$600
Interest cost	11,900	11,500	10,700	700	600	500
Expected return on assets	(15,300)	(14,800)	(12,300)	—	—	—
Amortization of unrecognized transition asset	100	100	(100)	—	—	—
Amortization of prior service costs	700	800	700	100	100	(100)
Recognized actuarial losses (gains)	3,000	3,200	3,800	—	(100)	(100)
Pension expense	$5,900	$5,900	$7,100	$1,700	$1,200	$900
U.S. pension plan expense	$3,400	$3,800	$5,500	$1,700	$1,200	$900
International pension plan expense	2,500	2,100	1,600	—	—	—
Pension expense	$5,900	$5,900	$7,100	$1,700	$1,200	$900

The following tables provide a reconciliation of the benefit obligation, plan assets and funded status of the plans:

	Pension benefits		Other retirement benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$(217,700)	$(194,400)	$(10,500)	$(9,300)
Service cost	(5,500)	(5,100)	(900)	(700)
Interest cost	(11,900)	(11,500)	(700)	(600)
Participants’ contributions	(300)	(600)	(400)	(300)
Actuarial (loss) gain	(14,000)	(11,800)	(1,700)	(300)
Amendments/transfers in	(600)	(300)	—	—
Benefits/expenses paid	8,200	7,900	800	700
Special charges	700	300	—	—
Foreign currency translation	3,600	(2,200)	—	—
Benefit obligation, December 31	$(237,500)	$(217,700)	$(13,400)	$(10,500)
Change in plan assets:
Fair value of assets, January 1	$184,300	$170,000	$—	$—
Actual return on assets	14,200	18,700	—	—
Employer contribution	3,500	1,900	400	400
Participants’ contribution	300	600	400	300
Benefits/expenses paid	(8,200)	(7,900)	(800)	(700)
Foreign currency translation	(1,600)	1,000	—	—
Fair value of plan assets, December 31	$192,500	$184,300	$—	$—
Funded Status:
Assets less than benefits	$(45,000)	$(33,400)	$(13,400)	$(10,500)
Unrecognized net actuarial loss (gain)	72,300	61,300	500	(1,200)
Unrecognized transition asset	1,100	1,400	—	—
Unrecognized prior service cost	4,600	5,300	700	800
	$33,000	$34,600	$(12,200)	$(10,900)
December 31:
Pension asset, including intangible pension asset of $1,600 and $1,900, respectively	$47,100	$47,700	$—	$—
Other long-term liabilities	(23,700)	(23,300)	(12,200)	(10,900)
Accumulated other comprehensive income	9,600	10,200	—	—
	$33,000	$34,600	$(12,200)	$(10,900)

International pension plans assets at fair value included in the preceding tables were $16,400 and $14,900 at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for all defined benefit pension plans was $216,000 and $190,100 at December 31, 2005 and 2004, respectively, including $31,700 and $30,700 for international pension plans, respectively. The pre-tax change in the additional minimum liability included in other comprehensive income was $(600) in 2005 and $2,800 in 2004.

The aggregate projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $237,500 and $192,500, respectively, as of December 31, 2005, and $217,700 and $184,300, respectively, as of December 31, 2004. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $40,000 and $16,400, respectively, as of December 31, 2005, and $37,700 and $14,900, respectively, as of December 31, 2004.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

Expected Benefit Payments

	Domestic Plans	International Plans	Total
2006	$8,200	$700	$8,900
2007	8,400	1,100	9,500
2008	8,600	800	9,400
2009	9,100	1,000	10,100
2010	9,700	1,000	10,700
2011-2015	58,900	4,800	63,700
	$102,900	$9,400	$112,300

We expect to contribute approximately $1,200 to pension plans, of which $700 is for international plans, and $400 to other retirement plans in 2006. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	Pension benefits			Other retirement benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.67%	5.96%	6.40%	5.75%	6.00%	6.50%
Rate of compensation increase	4.62%	4.69%	4.72%	—	—	—
Long-term rate of return of assets	8.51%	8.77%	8.85%	—	—	—

Weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Pension benefits		Other retirement benefits
	2005	2004	2005	2004
Discount rate	5.53%	5.67%	5.65%	5.75%
Rate of compensation increase	4.62%	4.69%	—	—

The discount rate used to determine the benefit obligations for U.S. plans was 5.65% and 5.75% for the years ended December 31, 2005 and 2004, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 4.75% and 5.19% for the years ended December 31, 2005 and 2004, respectively. The rate of compensation increase for U.S. plans was 5.00% for all years presented while the weighted average rate for all international plans was 3.08% and 3.19% for the years ended December 31, 2005 and 2004, respectively. Other retirement benefits were only available to U.S. employees.

The long-term rate of return for U.S. plans, which account for 91% of global plan assets, was 8.75% for the year ended December 31, 2005 and 9.00% for the years ended December 31, 2004 and 2003.

The assumed healthcare cost trend used is 10.50% for all participants in 2005, decreasing to 5.50% by 2011. Increasing or decreasing the assumed trend rate for healthcare costs by one percentage point would result in an $800 increase or decrease, respectively, in the accumulated benefit obligation. The related change in the aggregate service and interest cost components of the 2005 plan expense would be a $200 increase or decrease, respectively.

Our pension plans weighted average asset allocations by asset category as of December 31 are as follows:

	2005	2004
Equity securities	69%	68%
Debt securities	30	32
Cash	1	—
	100%	100%

Our U.S. pension plan is managed as a balanced portfolio comprised of two components: equity and fixed income debt securities. Equity investments are used to maximize the long-term real growth of fund assets, while fixed income investments are used to generate current income, provide for a more stable periodic return, and to provide some protection against a prolonged decline in the market value of fund equity investments. Temporary funds may be held as cash. We maintain a long-term strategic asset allocation policy which provides guidelines for ensuring that the fund’s investments are managed with the short-term and long-term financial goals of the fund but provide the flexibility to allow for changes in capital markets.

The following are our target asset allocations and acceptable allocation ranges:

	Target allocation	Allocation range
Equity securities	65%	60%-70%
Debt securities	35%	30%-40%
Other	0%	0%-5%

Diversification across and within asset classes is the primary means by which we mitigate risk. We maintain guidelines for all asset and sub-asset categories in order to avoid excessive investment concentrations. Fund assets are monitored on a regular basis. If at any time the fund asset allocation is not within the acceptable allocation range, funds will be reallocated. We also review the fund on a regular basis to ensure that the investment returns received are consistent with the short-term and long-term goals of the fund and with comparable market returns.

We are prohibited from investing pension fund assets in the following: our own stock, securities on margin, or derivative securities, and from pledging of securities.

We provide certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee’s active service period or, under certain circumstances, at the date of the event triggering the benefit.

We also sponsor a defined contribution savings plan for certain salaried and hourly U.S. employees. Our contributions are equal to 50% of each participant’s contribution up to 6% of the participant’s base compensation. Our contributions were $1,400 in 2005, $1,400 in 2004 and $1,200 in 2003.

Note 16:   Debt

Short-Term At December 31,	2005	2004
Capital leases (5.3%)	$300	$—
Notes payable (3.1%)	—	10,000
	$300	$10,000

At December 31, 2005, $200 of the short-term capital leases is denominated in Euro. All other balances at December 31, 2005 are denominated in U.S. dollars.

Long-Term At December 31,	2005	2004
Unsecured:
Capital leases, due 2007 (5.0%)	$200	$—
Revolving credit facility, due 2010 (4.1%)	105,500	50,800
Senior notes, due 2009 (6.8%)	100,000	100,000
Senior notes, due 2012 (5.0%)	50,000	—
Senior notes, due 2015 (5.1%)	25,000	—
	$280,700	$150,800

On May 18, 2005, we amended our revolving credit facility that was put into place during 2004, which, among other things:

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

In addition, we must pay a commitment fee quarterly ranging from 0.15% to 0.35% as determined by the Leverage Ratio on any unused commitments. At December 31, 2005, we had an unused commitment level of $94,500.

At December 31, 2005, there is a $14,500 note under the revolving credit facility denominated in Japanese Yen, an $18,000 note under the revolving credit facility denominated in Danish Krone, a $32,000 note under the revolving credit facility denominated in Euro and a $200 capital lease denominated in Euro. At December 31, 2005, $216,000 of long-term debt was denominated in U.S. dollars.

Debt covenants in our $100,000 senior notes due April 2009 were simultaneously updated to conform to the debt covenants, including the leverage ratio, contained in the amended revolving credit agreement.

On July 28, 2005, we concluded a private placement of $75,000 in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50,000 maturing in 7 years on July 28, 2012 (“Series A Notes”) and $25,000 maturing in ten years on July 28, 2015 (“Series B Notes”). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 80 basis points and the Series B Notes at LIBOR plus 90 basis points. Covenants included in the agreement conform to our revolving credit agreement. Proceeds from this agreement were used to fund the acquisition of Medimop with the balance used to reduce borrowings under the revolving credit facility.

On July 28, 2005, we also entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on the Series A and B Notes. The first interest rate swap agreement has a seven-year term at a notional amount of $50,000 under which we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The second interest rate swap agreement has a ten-year term at a notional amount of $25,000 under which we will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly fixed payments.

The interest-rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively. At December, 2005, the interest rate swap agreements had a fair value of $1,200.

Long-term debt maturing in the years following 2005 is as follows:

2007	$200
2008	—
2009	100,000
2010	105,500
Thereafter	75,000
$280,700

As of December 31, 2005 we were in compliance with all debt covenants.

Interest costs incurred during 2005, 2004 and 2003 were $14,600, $9,800 and $10,400, respectively, of which $600, $1,300 and $700, respectively, were capitalized as part of the cost of constructing certain assets.

Note 17:   Financial Instruments

The following disclosure reflects the estimated fair value of our financial instruments as of December 31:

	Carrying value		Estimated Fair Value
Asset (liability)	2005	2004	2005	2004
Cash and cash equivalents	$48,800	$68,800	$48,800	$68,800
Accounts receivable	107,400	72,900	107,400	72,900
Short- and long-term debt	(281,000)	(160,800)	(286,800)	(167,800)
Interest rate swap contracts	1,200	—	1,200	—
Forward exchange contracts	100	800	100	800

Methods used to estimate the fair market values of the above listed financial instruments are as follows: cash and cash equivalents and accounts receivable, due to their short maturity, are estimated at carrying values that approximate market; debt is estimated based on current market quotes for instruments of similar maturity; interest rate swap contracts are valued at fair market value; and forward exchange rate contracts are valued at published market prices, market prices of comparable instruments or quotes.

We use interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Derivatives used by us are effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis.

We are exposed to currency fluctuations on cross-currency intercompany loans. As a result, short-term foreign exchange contracts are used to neutralize month-end balance sheet exposures. The forward contracts are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” Gains and losses on these contracts are typically offset by gains and losses on the underlying item.

In January 2003, we entered into an arrangement to hedge our net investment in Daikyo Seiko, Ltd., a Japanese company in which we have a 25% ownership interest. Our strategy was to minimize the exposure to foreign currency fluctuations by employing borrowings in the functional currency of the investment. We have designated our 1.7 billion Japanese yen ($14,500 at December 31, 2005) note payable under the revolving credit agreement as a hedge of our net investment in Daikyo Seiko, Ltd. The yen denominated note reduces our net investment in yen denominated assets and as a result, diminishes our exposure to exchange rate fluctuations. A $200 cumulative foreign exchange translation loss on the yen denominated borrowing is recorded within accumulated other comprehensive income as of December 31, 2005.

Note 18:   Capital Stock

Purchases (sales) of common stock held in treasury during the three years ended December 31, 2005, are as follows:

	2005	2004	2003
Shares held, January 1	3,621,300	5,065,400	5,369,400
Employee stock purchase plan	(261,700)	(166,800)	(76,600)
Shares issued for acquisitions	(199,100)	—	—
Purchases	6,600	3,800	1,000
Stock-based compensation plans	(596,100)	(1,281,100)	(200,400)
Donation of shares	(12,600)	—	(28,000)
Shares held December 31	2,558,400	3,621,300	5,065,400

On September 29, 2004, we completed a two-for-one split on common stock to all shareholders of record as of September 15, 2004. All share and per share data included in the accompanying financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

In 2002, our Board of Directors authorized the donation of up to 80,000 shares of our stock over the next three years to a related party charitable organization. We donated 12,600 and 28,000 shares held in treasury to this organization in 2005 and 2003, respectively. No shares were donated during 2004.

In 2000, we established a nonqualified deferred compensation plan for designated executive officers. Deferred amounts are invested in funds at the executives’ election. The plan requires that a portion of the deferred amount be invested in our stock. Purchases of our stock by the plan were 6,600, 3,800 and 1,000 shares in 2005, 2004 and 2003, respectively. As of December 31, 2005, there were 62,100 shares of our stock held by the plan, including 35,200 shares deferred by employees under the 2004 Stock-Based Compensation Plan.

We maintain an employee stock purchase plan, which provides for the sale of our common stock to substantially all employees at a 15% discount. The plan has two six-month offering periods per calendar year at which time employees can enroll. Payroll deductions are limited to 25% of the employee’s base compensation. Employees may also make cash contributions to the plan. Employees may not buy more than $25 thousand worth of Company stock under the plan in any one calendar year. Shares are purchased at the lower of 85% of our stock price on the last trading day before commencement of the offering period or 85% of our stock price on the last day of the offering period (“a look-back option”). The plan purchases shares from stock held in treasury. In early 2006, the Employee Stock Purchase plan was modified, eliminating the “look-back option”, requiring employees to contribute to the plan through payroll deductions only and establishing quarterly offering periods. During 2005, we recorded pre-tax compensation expense of $1,800 related to the employee stock purchase plan.

Note 19:   Stock Option and Award Plans

At December 31, 2005, there were approximately 1,600,000 shares of common stock available for future grants under the 2004 Stock-Based Compensation Plan (“the Plan”). The Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of grants, except that the exercise price of certain options cannot be less than 100% of the fair market value of the stock on the date of grant. Vesting requirements vary by option grant. Shares for all stock-based compensation are issued from stock held in treasury.

A summary of changes in outstanding options is as follows:

	2005	2004	2003
Options outstanding, January 1	4,244,056	4,725,800	4,235,800
Granted	404,983	552,600	803,000
Exercised	(654,248)	(1,031,718)	(160,000)
Forfeited	(83,750)	(2,626)	(153,000)
Options outstanding, December 31	3,911,041	4,244,056	4,725,800
Options exercisable, December 31	2,951,608	3,081,756	3,165,000

Weighted Average Exercise Price	2005	2004	2003
Options outstanding, January 1	$14.22	$13.52	$13.95
Granted	25.46	19.37	11.58
Exercised	14.41	13.78	13.33
Forfeited	10.26	16.42	15.27
Options outstanding, December 31	$15.44	$14.22	$13.52
Options exercisable, December 31	$13.75	$13.49	$14.13

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.30 - $12.86	642,500	$11.39	2.2	638,500	$11.38	2.2
$12.87 - $13.99	1,388,258	13.35	4.4	1,185,858	13.34	4.3
$14.00 - $16.42	943,800	14.77	2.6	943,800	14.77	2.6
$16.43 - $28.25	936,483	21.97	8.7	183,450	19.37	8.3
Total	3,911,041	$15.44	4.7	2,951,608	$13.75	3.6
Aggregate Intrinsic Value	$37,500			$33,300

The weighted average fair value per option granted in 2005, 2004 and 2003 using the Black-Scholes option-pricing model was $7.36, $5.19 and $1.94, respectively. The following weighted average assumptions were used to compute the fair value of the option grants in 2005, 2004 and 2003: a risk-free interest rate of 4.1%, 3.9% and 1.9%, respectively; stock volatility of 27.9%, 27.7% and 29.1%, respectively; and dividend yields of 1.7%, 2.2% and 3.2%, respectively. Stock volatility is estimated based on historical data as well as any expected future trends. Vesting occurs over a period of between one and four years based on the specific grant. Expected lives, which are based on prior experience, averaged 6 years for options granted in 2005 and 2004 and 3 years for options granted in 2003 under the key management employee plan.

Compensation cost for stock options of $1,900 was recorded for the year ended December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, the intrinsic value of options exercised was $8,200, $5,400 and $500, respectively. The fair value of options vested during those same periods was $1,900, $2,100 and $1,500, respectively.

Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals. Participants in the management incentive plan may elect to receive their bonuses in either cash or shares of our common stock. Executive officers are required to receive 25% of the value of their bonus, after certain adjustments for taxes payable, in shares of our common stock at current fair market value. Bonus participants are given a restricted stock award equal to one share for each four shares of common stock issued with bonus awards. The restricted stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their shares. Restricted stock award grants were 6,900 shares, 14,600 shares and 8,600 shares in 2005, 2004 and 2003, respectively.

Restricted stock forfeitures of 1,100 shares, 800 shares and 2,400 shares occurred in 2005, 2004 and 2003, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $25.57 per share granted in 2005, $18.25 per share granted in 2004 and $9.67 per share granted in 2003.

In addition to stock options, we grant performance vesting restricted share awards (“PVR share awards”) under the 2004 Stock-Based Compensation Plan. Recipients of PVR share awards have the right to receive a certain number of shares of common stock dependent on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital for specified performance periods. At December 31, 2005, grants covering 314,437 PVR share awards are reserved for issuance, which vest over three annual performance periods through 2007. This number is based on an expected 100% achievement of the performance targets. The number of share awards actually issued will vary depending on the achievement of results for each performance period. The fair value of PVR shares is determined at the grant date and is generally recognized as an expense over the performance period. Total compensation cost related to nonvested PVR shares to be recognized over the next two years is $3,400 at December 31, 2005 based on the estimated probability of achieving the performance targets. During 2005 and 2004, pretax compensation expense for all PVR share awards of $3,700 and $5,100, respectively, was recorded.

There was approximately $7,100 of compensation cost related to nonvested awards which had not yet been recognized as of December 31, 2005. The weighted average period over which these costs are to be recognized is 1.8 years.

During 2004, we accelerated the vesting dates for options held by employees of the drug delivery business resulting in a $600 charge recorded in discontinued operations.

Note 20:   Commitments and Contingencies

At December 31, 2005, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2005, 2004 and 2003 was $9,800, $7,000 and $6,700, respectively, and is net of sublease income of $700 for each year.

At December 31, 2005, future minimum rental payments under non-cancelable operating leases were:

2006	$12,200
2007	10,200
2008	9,900
2009	8,900
2010	6,600
Thereafter	31,700
Total	79,500
Less sublease income	1,100
$78,400

At December 31, 2005, outstanding unconditional contractual commitments for the purchase of raw materials and utilities amounted to $3,700, of which, $3,600 is due to be paid in 2006.

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. We believe the accrued liability of $1,900 at December 31, 2005 is sufficient to cover the future costs of these remedial actions, including the expected demolition and environmental cleanup at our former Kinston, North Carolina site. The accrued liability at December 31, 2004 was $2,100. The facilities being addressed are as follows: 1) former Technical Center facility in Phoenixville, Pa.; 2) former plastics manufacturing facility in Wayne, N.J.; 3) current operating plant in St. Petersburg, Fla.; and 4) former Kinston, N.C. facility, which was destroyed by fire in January 2003.

We have letters of credit totaling $5,200 supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment leases in Ireland. Our accrual for insurance obligations was $2,300 at December 31, 2005.

On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. The settlement concludes all litigation related to the Kinston accident in which we have been named a defendant.

In regards to the same incident, we continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of our third-party suppliers. We believe exposure in that case is limited to amounts we and our workers’ compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

Note 21:   New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

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

In August 2005, the FASB issued FASB Staff Position No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP No. FAS 123(R)-1). The FSP defers the requirement of FAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The adoption of FAS 123(R)-1 did not have a material impact on the consolidated financial statements.

In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP No. FAS 123(R)-2). Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and award conditions. As well, the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in the FSP to the first reporting period after the date the FSP was posted to the FASB website. The adoption of FSP No. FAS 123(R)-2 did not have a material impact on the consolidated financial statements.

In November 2005, FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. FAS 123(R)-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid in capital pool in paragraph 81 of Statement 123 (R). The guidance in this FSP is effective on November 10, 2005. We have one year from the effective date of this FSP to evaluate our available transition alternatives and make our one-time election. We will evaluate this guidance, but do not expect a material impact on our consolidated financial statements.

Note 22:   Subsequent Event—Senior Notes

We have outstanding $100,000 of 6.81% senior notes maturing April 8, 2009. On January 25, 2006, we notified the noteholders of our intention to prepay the notes effective February 27, 2006. As required by the note purchase agreement, we incurred costs of approximately $6,000 ($0.12 per diluted share) in connection with the prepayment.

We financed the prepayment by issuing €81,500 (approximately $100,000) of new senior unsecured notes having a weighted average maturity of just over nine years at a weighted average interest rate of 4.34%, before costs. The lower-interest notes are expected to reduce annual pre-tax financing costs by approximately $2,500. We will account for the Euro-denominated debt as a hedge of our investment in our European operations.

In addition, we have amended the terms of the revolving credit agreement, including an extension of the maturity date to February 2011 and a reduction of the interest rate spreads applicable to amounts borrowed under the agreement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Service, Inc.

We have completed integrated audits of West Pharmaceutical Service, Inc.’s consolidated financial statements as of December 31, 2005 and 2004 and of its internal control over financial reporting as of December 31, 2005 and an audit of its consolidated financial statements as of December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Service, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation as of January 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control over Financial Reporting, management has excluded Tech Group, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination during 2005. We have also excluded the subsidiary, Tech Group, Inc., from our audit of internal control over financial reporting. Tech Group, Inc. is a wholly owned subsidiary of the Company who accounted for approximately 14.1% of total revenues in the consolidated financial statements for the year ended December 21, 2005. Assets excluded from the assessment of internal control were approximately 11.4% of consolidated assets as of December 31, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 3, 2006

Quarterly Operating and Per Share Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands of dollars, except per share data)
2005
Net sales	$149,500	$173,000	$181,600	$195,600	$699,700
Gross profit	46,400	50,600	43,800	51,800	192,600
Income from continuing operations	13,000	12,200	7,100	12,900	45,200
Discontinued operations, net	300	600	700	(1,200)	400
Net income	$13,300	$12,800	$7,800	$11,700	$45,600
Basic earnings per share Continuing operations	$0.42	$0.39	$0.23	$0.41	$1.45
Discontinued operations	0.01	0.02	0.02	(0.04)	0.01
	$0.43	$0.41	$0.25	$0.37	$1.46
Diluted earnings per share Continuing operations	$0.41	$0.38	$0.22	$0.39	$1.39
Discontinued operations	0.01	0.02	0.02	(0.03)	0.01
	$0.42	$0.40	$0.24	$0.36	$1.40
2004
Net sales	$130,400	$136,100	$133,100	$142,000	$541,600
Gross profit	39,500	42,400	35,900	38,100	155,900
Income from continuing operations	8,900	10,500	6,800	7,300	33,500
Discontinued operations, net	(1,900)	(2,800)	(2,500)	(6,900)	(14,100)
Net income	$7,000	$7,700	$4,300	$400	$19,400
Basic earnings per share Continuing operations	$0.30	$0.35	$0.23	$0.24	$1.12
Discontinued operations	(0.06)	(0.09)	(0.09)	(0.23)	(0.47)
	$0.24	$0.26	$0.14	$0.01	$0.65
Diluted earnings per share Continuing operations	$0.30	$0.34	$0.22	$0.23	$1.09
Discontinued operations	(0.07)	(0.09)	(0.08)	(0.22)	(0.46)
	$0.23	$0.25	$0.14	$0.01	$0.63

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

•       Full year 2005 results include incremental tax expense associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004. See Note “Income Taxes.”

•       Full year 2005 results include a restructuring credit associated with the 2004 closure of our plastic device plant located in the U.K. See Note “Restructuring and Impairment Charges.”

•       Full year 2005 results include stock-based compensation due to the adoption of FAS 123R. See Note “Stock Option and Award Plans”.

•       Full year 2005 results include acquisitions completed during the current year. See Note “Acquisitions”.

•       Full year 2004 and 2003 results include costs associated with the Kinston plant explosion. See Note “Kinston.”

•       Full year 2004 results include the effects of the utilization of foreign tax credits and a change in French tax legislation. See Note “Income Taxes.”

•       First quarter 2004 results include the effect of the gain on the property sale by our Mexican affiliate. See Note “Affiliated Companies.”

•       Fourth quarter 2004 results include the effect of the closure of our plastic device plant located in the U.K. See Note “Restructuring and Impairment Charges.”

•       Fourth quarter 2003 results include the effect of the gain from the insurance settlement from the Kinston plant explosion. See Note “Kinston.”

•       Fourth quarter 2003 results include the effect of the impairment of our plastic device plant. See Note “Restructuring and Impairment Charges.”

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005 our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The management of West Pharmaceutical Services, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company acquired Tech Group Inc. in May 2005, and has excluded the acquired company from its assessment of and conclusion on the effectiveness of internal control over financial reporting. This unit accounted for approximately 14.1% of total revenues in our consolidated financial statements for the year ended December 31, 2005. Assets excluded from the assessment of internal control were approximately 11.4% of consolidated total assets as of December 31, 2005.

Our management’s assessment of effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS.

Information about our Directors is incorporated by reference from the discussion under Proposal #1: Election of Directors of our 2006 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2006 Proxy Statement.

Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings Governance of the Company—Audit Committee and Governance of the Company—Information about the Board and its Committees in our 2006 Proxy Statement. Information about the West Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our Directors, is incorporated by reference from the discussion under the heading Governance of the Company—Code of Business Conduct in our 2006 Proxy Statement. We intend to post any amendments to, or waivers from, our Code of Business Conduct on our website, www.westpharma.com. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2005 Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Directors, Executive Compensation, Summary Retirement Plan and Employment and Other Agreements in our 2006 Proxy Statement.

ITEM 12.         SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the discussion under the headings Stock Ownership of Directors and Executive Officers and Equity Compensation Plans in our 2005 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by this Item is incorporated by reference from the discussions under the headings Audit and Non-Audit Fees and Audit Committee Policy on Approval of Audit and Non-Audit Services in our 2006 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           1. Financial Statements

The following documents are included in Part II, Item 8:

(a)           2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses, net	Deductions(1)	Balance at end of period
For the year ended December 31, 2005
Allowances deducted from assets
Deferred tax asset valuation allowance	$17,900	$1,900	$(500)	$19,300
Allowance for doubtful accounts receivable	500	600	(100)	1,000
Total allowances deducted from assets	$18,400	$2,500	$(600)	$20,300
For the year ended December 31, 2004
Allowances deducted from assets
Deferred tax asset valuation allowance	$26,100	$(7,600)	$(600)	$17,900
Allowance for doubtful accounts receivable	700	—	(200)	500
Total allowances deducted from assets	$26,800	$(7,600)	$(800)	$18,400
For the year ended December 31, 2003
Allowances deducted from assets
Deferred tax asset valuation allowance	$20,800	$4,300	$1,000	$26,100
Allowance for doubtful accounts receivable	700	200	(200)	700
Total allowances deducted from assets	$21,500	$4,500	$800	$26,800

(1)          Includes accounts receivable written off and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)           3. Exhibits

An index of the exhibits included in this Form 10-K Report or incorporated by reference is contained on pages F-1 through F-6. Exhibit numbers 10.1 through 10.57 are management contracts or compensatory plans or arrangements.

(b)          See subsection (a) 3. above.

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

March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD E. MOREL, JR., Ph.D	Director, Chief Executive Officer and Chairman	March 3, 2006
Donald E. Morel, Jr., Ph.D	of the Board, (Principal Executive Officer)
/s/ JOSEPH E. ABBOTT	Vice President and Corporate Controller	March 3, 2006
Joseph E. Abbott	(Principal Accounting Officer)
/s/ TENLEY E. ALBRIGHT	Director	March 3, 2006
Tenley E. Albright*
/s/ JENNE K. BRITELL	Director	March 3, 2006
Jenne K. Britell*
/s/ GEORGE W. EBRIGHT	Director	March 3, 2006
George W. Ebright*
/s/ WILLIAM J. FEDERICI	Vice President and Chief Financial Officer	March 3, 2006
William J. Federici	(Principal Financial Officer)
/s/ L. ROBERT JOHNSON	Director	March 3, 2006
L. Robert Johnson*
/s/ PAULA A. JOHNSON	Director	March 3, 2006
Paula A. Johnson*
/s/ WILLIAM H. LONGFIELD	Director	March 3, 2006
William H. Longfield*
/s/ JOHN P. NEAFSEY	Director	March 3, 2006
John P. Neafsey*
/s/ ANTHONY WELTERS	Director	March 3, 2006
Anthony Welters*
/s/ GEOFFREY F. WORDEN	Director	March 3, 2006
Geoffrey F. Worden*
/s/ ROBERT C. YOUNG	Director	March 3, 2006
Robert C. Young*
/s/ PATRICK J. ZENNER	Director	March 3, 2006
Patrick J. Zenner*

*                    By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
2	None.
3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.
3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.[1]
9	None.
10.1	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.2	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
10.3

Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.4	Discounted Stock Purchase Plan, as Amended and Restated, dated as of November 5, 1991 is incorporated by reference from of our 2002 10-K report.
10.5	Amendment No. 1 to Discounted Stock Purchase Plan, effective as of December 31, 2001 is incorporated by reference from our 2002 10-K report.
10.6(1)	Long-Term Incentive Plan, as amended March 2, 1993 (now terminated) is incorporated by reference from our 1992 10-K report.
10.7(1)	Amendments to the Long-Term Incentive Plan, dated April 30, 1996 are incorporated by reference from our 10-Q report for the quarter ended June 30, 1996.
10.8(1)	Amendment to the Long-Term Incentive Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.9(1)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated) is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.
10.10(1)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.

1                      We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

Exhibit Number	Description
10.11(1)	2002 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter ended March 31, 2002.
10.12(1)	2003 Management Incentive Plan is incorporated by reference from of our 10-Q report for the quarter ended March 31, 2003.
10.13(1)	2004 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter ended June 30, 2004.
10.14(1)	Summary of 2005 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter period ended March 31, 2005.
10.15(1)

Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.16(1)

Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

10.17(1)	Schedule of agreements with executive officers.
10.18(1)	Non-Competition Agreement, dated as of April 30, 2002, between us and William G. Little, incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.19(1)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.20(1)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.21(1)	Supplemental Employees’ Retirement Plan is incorporated by reference from our 1989 10-K report.
10.22(1)	Amendment No. 1 to Supplemental Employees’ Retirement Plan is incorporated by reference from our 1995 10-K report.
10.23(1)	Amendment No. 2 to Supplemental Employees’ Retirement Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 1995.
10.24(1)	Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective January 1, 2004 is incorporated by reference from our 2003 10-K report.
10.25(1)	Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999 is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.26(1)	1999 Stock-Equivalents Compensation Plan for Non-Employee Directors (now terminated) is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.27(1)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.28(1)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.

10.29

Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc. is incorporated by reference from our Form 8-K dated November 20, 2001.

10.30	Side letter dated November 30, 2001 is incorporated by reference from our Form 8-K dated November 20, 2001.
10.31(1)	2004 Stock-Based Compensation Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.32(1)

Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.33(1)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.34(1)

Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.35(1)

Form of Executive 2004 Bonus and Incentive Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.36(1)

Form of Executive 2004 Performance-Vesting Restricted Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from of our 10-Q report for the quarter ended September 30, 2004.

10.37(1)	Form of Executive 2005 Bonus and Incentive Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.38(1)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.39(1)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.40(1)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.41	West Pharmaceutical Services, Inc. 2003 Employee Stock Purchase Plan, effective as of June 1, 2003 is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Shareholders.
10.42	West Pharmaceutical Services, Inc. Amended and Restated Employee Stock Purchase Plan, effective as of January 1, 2006.
10.43

Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the “2000 Credit Agreement”) among us and certain of our subsidiaries, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank, National Association, as Agent is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.

10.44

Commitment and Acceptance, dated as of July 21, 2003, with respect to the Credit Agreement among us and certain of our subsidiaries, Manufacturers and Traders Trust Company and PNC Bank, National Association is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.

10.45

Credit Agreement, dated as of May 17, 2004 among us, certain of our subsidiaries, the banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as Agent is incorporated by reference from our 8-K report dated May 28, 2004.

10.46(3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.47(3)	Supply Agreement, dated as of October 1, 2004, between us and Becton, Dickinson and Company.
10.48(1)	Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.49(1)	Amendment to Non-Competition Agreement dated as of May 1, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.50(1)	Letter Agreement dated as of January 8, 2005 between us and Bruce S. Morra is incorporated by reference from our 2004 10-K report.
10.51(1)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.52

First Amendment, dated as of May 18, 2005, between us, our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties thereto, and PNC Bank, National Association, as Agent for the Banks is incorporated by reference from our 8-K report dated May 25, 2005.

10.53

Share and Asset Purchase Agreement, dated December 24, 2004 by and among us, West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.

10.54

Amendment No. 1 to Share and Asset Purchase Agreement, dated December 24, 2004 by and among West Pharmaceutical Services, Inc., West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.

10.55

Stock and Asset Purchase Agreement, dated April 28, 2005, by and among The Tech Group, Inc., us, Steve K. Uhlmann and Haldun Tashman is incorporated by reference from our 10-Q report for the quarter ended March 31, 2005.

10.56(2)

Share and Interest Purchase Agreement, dated as of July 5, 2005, among us, West Pharmaceutical Services of Delaware, Inc., Medimop Medical Projects, Ltd., Medimop USA LLC and Freddy Zinger is incorporated by reference from our 8-K report dated July 8, 2005.

10.57	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005
11.	Not Applicable.

12.	Not Applicable.
16.	Not Applicable.
18.	None.
21.	Subsidiaries of the Company.
22.	None.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	None.

(1)          Management compensatory plan.

(2)          We agree to furnish to the SEC, upon request, a copy of each exhibit to this Share and Interest Purchase Agreement.

(3)          Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.