Form 10-Q
period 2006-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2006-05-10
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of March 31, 2006, there were 32,302,249 shares of the Registrant’s common stock outstanding.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such statements give our current expectations or forecasts of future events – they do not relate strictly to historical or current facts. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. We have tried, wherever possible, to identify such statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement. You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following: sales demand; timing and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation-Powder insulin device; customers’ changes to inventory requirements and manufacturing plans that alter existing orders or ordering patterns for our products; our ability to pass raw-material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; physical limits on manufacturing capacity that may limit our ability to satisfy anticipated demand; the availability of labor to meet increased demand; competition from other providers; the successful integration of acquired businesses; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK Pound, Danish Krone, Japanese Yen and Singapore Dollar; interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components; raw-material price escalation, particularly petroleum-based raw materials, and energy costs; and availability and pricing of materials that may be affected by vendor concerns with exposure to product-related liability.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

All trademarks and registered trademarks used in this report are property of West Pharmaceutical Services, Inc., unless noted otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended
(in thousands, except per share data)	March 31, 2006	March 31, 2005
Net sales	$222,800	$149,500
Cost of goods sold	155,900	103,100
Gross profit	66,900	46,400
Selling, general and administrative expenses	38,000	25,200
Other expense, net	700	1,100
Operating profit	28,200	20,100
Loss on debt extinguishment	5,900	—
Interest expense, net	3,000	2,000
Income before income taxes and minority interests	19,300	18,100
Provision for income taxes	5,400	5,700
Minority interests	100	—
Income from consolidated operations	13,800	12,400
Equity in net income of affiliated companies	500	600
Income from continuing operations	14,300	13,000
Discontinued operations, net of tax	3,800	300
Net income	$18,100	$13,300

Net income per share:
Basic
Continuing operations	$0.45	$0.42
Discontinued operations	0.12	0.01
	$0.57	$0.43

Assuming dilution:
Continuing operations	$0.43	$0.41
Discontinued operations	0.12	0.01
	$0.55	$0.42

Average common shares outstanding	31,754	30,645
Average shares assuming dilution	33,125	31,775

Dividends declared per common share	$0.12	$0.11

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(in thousands)	March 31, 2006	December 31, 2005 As Adjusted (See Note 2)
ASSETS
Current assets:
Cash, including cash equivalents	$31,300	$48,800
Accounts receivable, net of allowance for doubtful accounts	124,200	107,400
Inventories	86,300	71,100
Income tax refundable	2,400	3,100
Deferred income taxes	2,400	2,400
Other current assets	16,600	14,300
Total current assets	263,200	247,100
Property, plant and equipment	662,300	647,200
Less accumulated depreciation and amortization	331,800	319,200
Property, plant and equipment, net	330,500	328,000
Investments in and advances to affiliated companies	27,500	27,700
Goodwill	89,900	89,500
Pension asset	45,700	47,100
Deferred income taxes	8,500	8,300
Intangible assets, net	68,500	69,700
Restricted cash	7,200	7,100
Other assets	10,500	9,000
Total Assets	$851,500	$833,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$400	$300
Accounts payable	47,400	46,300
Accrued expenses:
Salaries, wages and benefits	24,800	25,700
Income taxes payable	17,700	15,900
Restructuring costs	-	200
Deferred income taxes	8,200	8,300
Other	34,900	31,600
Total current liabilities	133,400	128,300
Long-term debt	270,600	280,700
Deferred income taxes	29,900	31,900
Other long-term liabilities	51,700	48,600
Total Liabilities	485,600	489,500
Minority interests	4,100	4,100
Shareholders’ equity	361,800	339,900
Total Liabilities and Shareholders’ Equity	$851,500	$833,500

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Common Stock					Treasury Stock
(in thousands)	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Treasury Stock	Total
Balance, December 31, 2005 As Previously Reported	34,330	$8,600	$39,300	$318,600	$8,900	(2,558)	$(41,900)	$333,500
Effect of change in method of accounting for inventories (See Note 2)				6,400				6,400
Balance, December 31, 2005 As Adjusted	34,330	8,600	39,300	325,000	8,900	(2,558)	(41,900)	339,900
Net income				18,100				18,100
Shares issued under stock plans			(1,500)			547	5,700	4,200
Shares repurchased						(17)	(500)	(500)
Cash dividends declared ($.12 per share)				(4,100)				(4,100)
Changes – other comprehensive income					4,200			4,200
Balance, March 31, 2006	34,330	$8,600	$37,800	$339,000	$13,100	(2,028)	$(36,700)	$361,800

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows provided by operating activities:
Net income	$18,100	$13,300
Gain from discontinued operations, net of tax	(3,800)	(300)
Depreciation	11,600	8,900
Amortization	1,200	1,100
Loss on debt extinguishment	5,900	—
Other non-cash items, net	3,500	2,600
Changes in assets and liabilities	(27,600)	(23,900)
Net cash provided by operating activities	8,900	1,700

Cash flows provided by (used in) investing activities:
Property, plant and equipment acquired	(11,400)	(8,100)
Acquisition of business, net of cash acquired	—	(3,400)
Repayment of affiliate loan	200	—
Other	—	100
Net cash (used in) provided by investing activities	(11,200)	(11,400)

Cash flows used in financing activities:
Prepayment of senior notes	(105,900)	—
Issuance of senior unsecured notes	100,100	—
Net borrowings (repayments) under other debt agreements	(10,500)	2,600
Repayment of other short-term debt	—	(10,000)
Dividend payments	(3,800)	(3,300)
Issuance of common stock	4,200	3,000
Net cash used in financing activities	(15,900)	(7,700)
Cash flows used in operating activities of discontinued operations	—	(2,500)
Cash flows provided by investing activities of discontinued operations	—	7,100
Net cash provided by (used in) discontinued operations	—	4,600
Effect of exchange rates on cash	700	(2,000)
Net (decrease) increase in cash and cash equivalents	(17,500)	(14,800)
Cash, including cash equivalents at beginning of period	48,800	68,800
Cash, including cash equivalents at end of period	$31,300	$54,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

The interim consolidated financial statements for the three-month period ended March 31, 2006 should be read in conjunction with the consolidated  financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, the “Company”, “we”, “us” or “our”), appearing in our 2005 Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Interim Period Accounting Policy

In the opinion of management, the unaudited condensed consolidated financial statements, contain all adjustments, consisting mainly of normal recurring accruals and adjustments, necessary for a fair presentation of our financial position as of March 31, 2006, the results of operations and cash flows for the periods ended March 31, 2006 and 2005 and the change in shareholders’ equity for the three months ended March 31, 2006. The results of operations for any interim period are not necessarily indicative of results for the full year.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the first quarter of 2006 we recognized a $0.4 million, or $0.01 per diluted share, tax benefit in continuing operations relating to the resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. This benefit is accounted for as a discrete item in the period in which it occurs and is excluded from the annual effective tax rate calculation.

Note 2:  Change in Accounting Principle

During the first quarter of 2006, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO) for inventory located in the United States, which accounts for approximately 30% of our total consolidated inventory. The majority (70%) of our inventory had already been accounted for on, primarily, the FIFO method. The change was made to facilitate a comparison of our financial results with those of our principal competitors and customers on such measures as inventory levels and turnover, gross margin, and operating earnings. We also believe that using the FIFO method provides a better matching of expenses and revenues and provides a more consistent inventory costing method within our operating segments, thus, the change in accounting is considered preferable.

FASB Statement 154 “Accounting Changes and Error Corrections” requires retrospective application of the new accounting principle to all periods presented. The change has been applied retrospectively and the financial statements have been adjusted for all prior periods presented. The change from the LIFO method to the FIFO method had no impact on the results of operations for either period presented. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect an increase in retained earnings of $6,400, an increase in inventories of $9,900 and an increase in the current deferred income tax liability of $3,500.

Note 3:  Debt Extinguishment

On February 27, 2006, we prepaid $100,000 of 6.81% senior notes maturing April 8, 2009. As required by the note purchase agreement, we incurred costs of approximately $5,900 ($0.12 per diluted share) in connection with the prepayment.

We financed the prepayment by issuing €81,500 (approximately $100,000) of new senior unsecured notes. €20,400 of the notes have a maturity of 7 years with an interest rate of 4.215% while the remaining €61,100 of the notes have a maturity of 10 years and an interest rate of 4.38%. The lower-interest notes are expected to reduce annual pre-tax financing costs by approximately $2,500. We will account for the Euro-denominated debt as a hedge of our investment in our European operations.

In addition, we have amended the terms of the revolving credit agreement, including an extension of the maturity date to February 2011 and a reduction of the interest rate spreads applicable to amounts borrowed under the agreement.

Note 4:  Acquisitions

During 2005, we completed the acquisitions of Medimop Medical Projects, Ltd. and its affiliated company Medimop USA LLC (“Medimop”), the Tech Group Inc. (“TGI”) and Monarch Analytical Laboratories, Inc. (“Monarch”). The following unaudited pro forma summary combines our results with the results of operations of Medimop and TGI as if the acquisitions had occurred at January 1, 2005. The results of operations of Monarch would not have had a material impact on reported sales or net income and have, therefore, been excluded from this summary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

Three Months Ended
3/31/05
Net sales	$191,500
Income from continuing operations	$13,100
Income from continuing operations per diluted share	$0.41
Net income	$13,400
Net income per diluted share	$0.42

Note 5:  Stock-Based Compensation

In the first quarter of 2006, we granted 250,700 stock options and 24,400 stock appreciation rights (“SAR”) to key employees under the 2004 Stock-Based Compensation Plan. These awards vest in annual quarterly increments over 4 years of continuous service and have 10-year contractual terms. Upon exercise of stock options, shares are issued from treasury stock in exchange for the exercise price of the options. Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company’s stock on the date of exercise. As a result, SAR awards must be recognized as an other long-term liability. The fair value of each option and SAR award was estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:  average risk-free interest rate of 4.6%, average expected life of 6 years, estimated volatility based on history of 29.3% and dividend yield of 1.5%. The grant date fair value of options and SARs granted during the three months ended March 31, 2006 was $10.54. The fair value of each SAR is adjusted to reflect changes in assumptions between the date of grant and the end of the period with the resulting change reflected in expense in each period. For both of the three-month periods ended March 31, 2005 and 2006, we recorded pretax compensation expense associated with stock option and SAR awards of $500. Total compensation cost related to nonvested option and SAR awards not yet recognized was $5,400 at March 31, 2006   This compensation cost will be recognized over an average weighted life of 2.1 years.

In addition to stock options and SAR awards, we issue performance vesting restricted shares (“PVR shares”) and performance based share unit awards (“PBS units”) under the 2004 Stock-Based Compensation Plan. Recipients of PVR shares have the right to receive shares of common stock dependent on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital for specified performance periods. Recipients of PBS units have the right to receive a payment in cash per unit based on the fair market value of the Company’s common stock at the end of the performance period dependent on the achievement of the same performance targets. As a result, PBS units must be recognized as an other long-term liability. During the first quarter of 2006, we awarded 85,700 PVR shares and 8,300 PBS units to key employees covering a three-year performance period ending

December 31, 2008. Recipients will receive no shares or units if results for the performance period are less than 70% of the targeted performance. Achievement of between 70% and 100% of the performance targets would result in a vesting of between 50% and 100% of the PVR shares and PBS units. Achievement of between 101% and 150% of the performance targets would result in the award of up to 94,000 additional, unrestricted awards, depending on the level of achievement. The fair value of PVR shares is determined at the grant date fair market value and is recognized as an expense over the vesting period. The fair value of PBS units is determined at the grant date fair market value and then revalued at the end of each quarter for changes in the Company’s stock price. During the first quarter of 2005 and 2006, pretax compensation expense for PVR shares and PBS units of $700 and $900, respectively, was recorded. Total compensation cost related to nonvested PVR share and PBS unit awards not yet recognized was $6,700 at March 31, 2006. This compensation cost will be recognized over an average weighted life of 2.1 years.

Note 6:  Inventories

Inventories at March 31, 2006 and December 31, 2005 were as follows:

	3/31/06	12/31/05
Finished goods	$35,400	$26,300
Work in process	12,700	10,300
Raw materials	38,200	34,500
	$86,300	$71,100

Note 7:  Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	3/31/06	3/31/05
Net income	$18,100	$13,300
Foreign currency translation adjustments	3,000	(9,100)
Minimum pension liability translation adjustments, net of tax	—	100
Unrealized gains on derivatives, net of tax	1,200	—
Comprehensive income	$22,300	$4,300

Note 8:  Segment Information

Net sales and operating profit by reporting segment for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
Net Sales	3/31/06	3/31/05
Pharmaceutical Systems	$160,000	$135,000
Tech Group	65,700	16,700
Eliminations	(2,900)	(2,200)
Consolidated total	$222,800	$149,500

	Three Months Ended
Operating Profit	3/31/06	3/31/05
Pharmaceutical Systems	$35,800	$26,400
Tech Group	4,900	1,100
Corporate costs	(10,200)	(6,100)
Domestic pension expense	(2,300)	(1,300)
Operating profit	28,200	20,100
Loss on debt extinguishment	5,900	—
Interest expense, net	3,000	2,000
Income before income taxes	$19,300	$18,100

On August 2, 2005, we acquired a 90% interest in Medimop and on February 11, 2005, we acquired Monarch. The results of the Medimop and Monarch businesses are included within the Pharmaceutical Systems Segment. Medimop contributed $4,500 to net sales and $1,100 to operating profit for the three months ended March 31, 2006. Monarch contributed $1,100 and $400 to net sales and $400 and $200 to operating profit for the three months ended March 31, 2006 and 2005, respectively.

On May 20, 2005, we completed the acquisition of TGI. TGI net sales and operating profit are included in the results under the Tech Group segment for the three-month period ended March 31, 2006. During that period, TGI contributed $47,300 to sales and $2,900 to operating profit.

Note 9:  Capital Stock

Common stock issued at March 31, 2006 was 34,330,282 shares, of which 2,028,033 shares were held in treasury. Dividends of $.12 per common share were paid in the first quarter of 2006 and a dividend of $.12 per share payable May 3, 2006 to holders of record on April 19, 2006 was declared on February 28, 2006.

Note 10:  Net Income Per Share

Below are the calculations of earnings per share for the three months ended March 31, 2006 and 2005. Options to purchase 260,249 shares of common stock that were outstanding during the quarter ended March 31, 2006, were not included in the computation of diluted earnings per share since the options were antidilutive. There were 245,600 antidilutive options outstanding during the quarter ended March 31, 2005.

	Three Months Ended
	3/31/06	3/31/05
Net income	$18,100	$13,300

Average common shares outstanding	31,754	30,645
Add: Dilutive stock options and restricted shares	1,371	1,130
Average shares assuming dilution	33,125	31,775

Basic net income per share	$0.57	$0.43
Diluted net income per share	$0.55	$0.42

Note 11:  Environmental Compliance

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. We believe the accrued liability of $1,900 at March 31, 2006 is sufficient to cover the future costs of these remedial actions. Although we cannot be certain, we expect that remediation activities at all facilities will be completed in 2006.

Note 12:  Goodwill and Intangibles

Goodwill by reportable segment as of March 31, 2006 and December 31, 2005 was as follows:

	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2005	$63,600	$25,900	$89,500
Additions	—	300	300
Foreign currency translation	100	—	100
Balance, March 31, 2006	$63,700	$26,200	$89,900

Intangible assets and accumulated amortization as of March 31, 2006 and December 31, 2005 were as follows:

	3/31/06		12/31/05
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$5,900	$(1,400)	$6,000	$(1,300)
Trademarks	11,100	(100)	11,200	—
Customer relationships	29,100	(1,300)	29,200	(900)
Customer contracts	22,600	(900)	22,600	(700)
Non-compete agreements	3,900	(400)	3,800	(200)
	$72,600	$(4,100)	$72,800	$(3,100)

The cost basis of intangible assets includes the effects of foreign currency translation adjustments. Amortization expense for the period ended March 31, 2006 was $1,000. Trademarks with a carrying amount of $10,000 were determined to have indefinite lives and therefore do not require amortization.

In addition to the amortization expense recorded for intangible assets, we also record amortization expense for tooling, molds and dies included in other noncurrent assets. For the periods ended March 31, 2006 and 2005, we recorded $200 and $1,100 of amortization expense, respectively.

Note 13:  Other Expense

Other expense for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	3/31/2006	3/31/2005
Foreign exchange transaction (gains) losses	$(200)	$400
Loss on sales of equipment and other assets	400	100
Other	500	600
	$700	$1,100

Included in the three-month period ended March 31, 2005 was a $500 impairment of an investment in a company that had been developing genomics analysis technology, following that company’s unsuccessful efforts in finding a commercial sponsor.

Note 14:  Benefit Plans

The components of net pension expense for domestic and international plans for the three months ended March 31, 2006 and 2005 were as follows:

	Pension benefits		Other retirement benefits
	3/31/06	3/31/05	3/31/06	3/31/05
Service cost	$1,300	$1,400	$300	$200
Interest cost	3,300	3,000	200	100
Expected return on assets	(3,700)	(3,800)	—	—
Amortization of prior service cost	200	100	—	—
Recognized actuarial losses	1,000	800	—	—
Pension expense	$2,100	$1,500	$500	$300

	Pension benefits		Other retirement Benefits		Total
	3/31/06	3/31/05	3/31/06	3/31/05	3/31/06	3/31/05
Domestic plans	$1,800	$1,000	$500	$300	$2,300	$1,300
International plans	300	500	—	—	300	500
	$2,100	$1,500	$500	$300	$2,600	$1,800

Note 15:  Legal Proceedings

On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. We continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of third-party suppliers to the Kinston plant. We believe exposure in that case should be limited to amounts we and our workers’ compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

By letter dated September 27, 2005, the Commonwealth of Puerto Rico notified us that we are potentially responsible for damages to natural resources, including groundwater and soils, resulting from alleged releases of hazardous substances at our former facility at an industrial park in Vega Alta, Puerto Rico. The notice stated that Puerto Rico, assisted by a private attorney, intends to bring suit within 60 days against the Company and other potentially responsible parties (PRPs) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and other applicable laws. Other PRPs that were industrial park tenants include Caribe GE International Controls Corp., together with alleged successors General Electric Company and NBC-Rainbow Holdings, Inc., Unisys, Harmon Automotive, Inc., and Motorola Electronica de Puerto Rico, Inc. All parties have executed a series of tolling agreements to continue discussions before litigation, the latest version of which expires on May 15, 2006, unless extended. If the litigation is pursued, however, we intend to vigorously defend such litigation.

Note 16:  Discontinued Operations

In April 2006, we were advised that our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business was confirmed. Accordingly, we are reporting in the first quarter of 2006 the $3.8 million net effect of that resolution as income from discontinued operations.

During 2005, we completed the divestitures of our drug delivery and clinical services businesses, which formerly comprised the Drug Delivery Systems segment. All prior periods have been adjusted to present the results of the former Drug Delivery Systems segment as a discontinued operation.

Net sales and income from discontinued operations for the three months ended March 31, 2006 and 2005 were as follows:

	3/31/06	3/31/05
Net sales	$—	$2,900
Pretax income (loss) from discontinued operations	—	400
Income tax benefit	3,800	(100)
Net income (loss) from discontinued operations	$3,800	$300

The income in 2005 primarily reflects the results of the clinical services unit which was sold in August 2005.

Discontinued operations had no impact on cash flows for the three months ended March 31, 2006 since the refund from the allowable claims had not been received as of the end of the period.

Note 17:  New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as a liability until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after the issue date of February 3, 2006. Currently, we have no awards outstanding with contingent cash settlement features, and as a result, the FSP will not have an impact on the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

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

The Tech Group segment was created following the May 2005 acquisition of substantially all of the American and European assets of The Tech Group, Inc. (“TGI”). This segment is composed of our previously existing Device Group operating unit and the acquired TGI business. As a combined unit, our Tech Group segment is a global leader in plastic injection molding, offering custom contract-manufacturing solutions for the healthcare and consumer industries. Products and projects include the design and manufacture of unique components and assemblies for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers, safety needle and pen-based injection systems, diagnostic sample containers and components and systems associated with drug inhalation devices. The segment also provides molds and assembles consumer product components, including printer cartridges, resealable closures for juice and dairy products, writing pens and markers, and so-called smart cards, which incorporate electronic read/write capability into plastic cards.

In January 2006, the United States Food and Drug Administration and the European Medicines Agency (“EMA”) granted marketing approval for Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar that will be marketed by Pfizer, Inc. Our Tech Group is one of two contract-manufacturers for Nektar’s inhalation delivery device. Although the product faces significant challenges in gaining acceptance among physicians and diabetic patients, current expectations for the product are positive.

In addition to supporting the targeted mid-year launch of Exubera®, West management will continue to place emphasis on developing innovative drug delivery solutions, achieving production and operational efficiencies and implementing strategies to mitigate the impact of rising material and fuel costs. We continue to evaluate opportunities to expand our production capacity by acquiring or constructing an additional facility in Asia.

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

NET SALES

The following table summarizes net sales by reportable segment:

Net sales by reportable segment	Three Months Ended
($in millions)	3/31/06	3/31/05
Pharmaceutical Systems Segment	$160.0	$135.0
Tech Group Segment	65.7	16.7
Intersegment Sales	(2.9)	(2.2)
Total Net Sales	$222.8	$149.5

Consolidated 2006 first quarter net sales were $222.8 million, an increase of $73.3 million (49.1%) above those achieved in the first quarter of 2005. Net sales of businesses acquired during 2005 totaled $52.9 million in 2006 compared to $0.4 million in 2005 and accounted for $52.5 million, or 35.1 percentage points, of the 2006 first quarter sales increase. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date, and therefore the first quarter 2005 results do not include any results for the TGI or Medimop units as these acquisitions took place later in 2005. Foreign currency translation rates had a $6.5 million, or 4.3 percentage points, unfavorable impact on sales growth. On a like-to-like basis, excluding the impact of acquired businesses and foreign currency rates, consolidated 2006 first quarter net sales were 18.3% favorable to the prior year quarter.

In the Pharmaceutical Systems segment, first quarter 2006 net sales were $25 million or 18.5% favorable to those achieved in the prior year quarter. Incremental sales resulting from acquired businesses contributed $5.2 million or 3.8 percentage points of the total sales increase. 2006 foreign currency translation had a $6.5 million, or 4.8 percentage points, unfavorable impact on the Pharmaceutical Systems segment compared to the 2005 first quarter. Excluding the timing effect of acquisitions and foreign currency rates, first quarter 2006 Pharmaceutical System segment sales were $26.3 million, or 19.5% favorable to the prior year quarter. Price increases accounted for approximately 3 percentage points of the quarter to quarter sales increase, with the remainder attributed to volume increases, most notably in Europe. The increased sales levels were driven by strong demand for pharmaceutical packaging components used in pre-filled syringe systems, serum stoppers and Flip-Off ® seals. Approximately $5.0 million of the 2006 first quarter sales increase is attributed to our customers’ increased inventory levels in anticipation of new product launches and for a production line change at a customer facility later in the year.

Tech Group segment 2006 first quarter net sales were $49.0 million above those recorded in 2005 with the acquired TGI business accounting for $47.3 million of the increase. The remaining $1.7 million net sales increase is attributed to increases in our previously existing plastic molding operations with $1.1 million associated with increased sales of components used to seal beverage containers, and the remainder principally due to inter-segment sales of plastic components used in the production of Flip-Off ® seals. Tech Group segment first quarter 2006 results include net sales of $3.3 million of a pulmonary drug delivery device for the recently FDA-approved inhalable insulin product Exubera ® inhalation powder, licensed by Pfizer Inc. and developed by our customer, Nektar Inc. First quarter 2006 net sales of healthcare devices, led by component parts for surgical devices and insulin pens, accounted for 52% of total Tech Group segment sales. Net sales of consumer products including non pharmaceutical closures and dispensers and industrial products such as ink jet cartridges contributed 32% of total Tech Group segment first quarter 2006 net sales. Revenues from tooling and development projects accounted for the remaining 16% of Tech Group segment 2006 first quarter net sales.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment for the three month periods ending March 31, 2006 and 2005:

Gross profit and gross margin by segment:	Three Months Ended
($ in millions)	3/31/06	3/31/05

Pharmaceutical Systems Segment
Gross Profit	$56.6	$43.9
Gross Margin	35.4%	32.6%

Tech Group Segment
Gross Profit	10.3	2.5
Gross Margin	15.7%	14.7%

Consolidated Gross Profit	$66.9	$46.4
Consolidated Gross Margin	30.0%	31.1%

First quarter 2006 consolidated gross profit improved to $66.9 million, a $20.5 million increase over the 2005 first quarter. The timing of the 2005 acquisitions accounts for $9.0 million of the increase in gross profit, $6.8 million of which occurred within the Tech Group segment. Despite higher gross margin levels in both reportable segments, the first quarter 2006 consolidated gross margin declined by 1.1% versus the prior period as the lower margin Tech Group segment now represents a higher proportion of total gross profit following the acquisition of TGI in May 2005.

Within the Pharmaceutical Systems segment, first quarter 2006 gross margins improved to 35.4%, a 2.8 percentage point improvement over that achieved in the first quarter of 2005. Higher sales volumes and related efficiency variances contributed 2.1 percentage points of the Pharmaceutical Systems segment margin increase, while a favorable sales mix led by the proportionately stronger growth in sales of pre-filled syringe components over non-filled syringe components yielded an additional 0.9 percentage point improvement. These favorable gross margin variances were partially offset by a net 0.2 percentage point unfavorable variance resulting from higher raw material prices, utility costs and compensation increases which more than offset related sales price increases.

In the Tech Group segment, gross margins improved by 1.0 percentage point largely due to favorable volume and overhead absorption variances associated with increased demand for custom plastic parts used in juice containers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (“SG&A”) expenses were $38.0 million in the first quarter of 2006 and were $12.8 million higher than those recorded in the first quarter of 2005. SG&A costs within the acquired business units accounted for $4.7 million of the increase. The following table reports selling, general and administrative costs by reportable segment including corporate and unallocated costs for the three-month periods ending March 31, 2006 and 2005:

Selling, General and Administrative Costs (SG&A):	Three Months Ended
($ in millions)	3/31/06	3/31/05

Pharmaceutical Systems SG&A costs	$20.1	$16.8
Pharmaceutical Systems SG&A as a % of segment net sales	12.6%	12.4%

Tech Group SG&A costs	5.4	1.3
Tech Group SG&A as a % of segment net sales	8.2%	7.8%

Corporate costs:
General corporate costs	8.8	4.6
Restricted stock and share unit awards	0.9	0.7
Stock options, stock appreciation rights & employee stock purchase plan	0.5	0.5
U.S. pension plan expense	2.3	1.3

Total Selling, General & Administrative costs	$38.0	$25.2
Total SG&A as a % of total net sales	17.1%	16.9%

In the Pharmaceutical Systems segment first quarter 2006 SG&A costs increased by $3.3 million over the prior year first quarter. SG&A costs within the acquired Medimop business accounted for $0.8 million of the increase. The remaining $2.5 million increase consists of higher compensation costs of $1.6 million, increased professional services costs of $0.4 million, increased travel and training costs of $0.3 million and higher international pension costs of $.2 million. The increase in compensation cost includes the impact of additional selling and production support personnel in Europe and an increase in staff associated with the development of reconstitution products.

First quarter 2006 SG&A costs in the Tech Group segment were $4.1 million above first quarter 2005 costs, with the acquired TGI business accounting for $3.9 million of the increase. The remaining increase of $0.2 million is mostly attributed to annual compensation increases.

General corporate SG&A costs include executive officer costs, Board of Directors compensation, legal, compliance, finance and communication expenses. The $4.2 million increase in first quarter 2006 over 2005 general corporate costs is due primarily to a $3.0 million increase in West stock-price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. During the first quarter of 2006, West’s stock price increased $9.63 per share; during the first quarter of 2005, West stock price decreased $1.13 per share. The net $10.76 differential on stock price on the approximately 300,000 stock equivalent units outstanding on these plans accounts for the majority of the $3.0 million increase in deferred compensation plan costs. The remaining $1.2 million increase in first quarter 2006 corporate costs consists of $0.5 million in severance costs, a $0.4 million increase in incentive compensation costs and $0.3 million in higher compensation, tax consulting services and travel costs.

U.S. pension plan expenses were $2.3 million and $1.3 million for the three month periods ending March 31, 2006 and 2005, respectively. The increase in U.S. pension costs is primarily due to higher benefit obligations generated by changes in actuarial mortality assumptions. We expect full year 2006 U.S. pension expense to be approximately $9.2 million.

OTHER EXPENSE, NET

The following table presents the components of other expense (income) for the three month periods ending March 31, 2006 and 2005, respectively.

Other expense (income):	Three Months Ended
($ in millions)	3/31/06	3/31/05
Foreign currency transaction (gains) losses	$(0.2)	$0.4
Loss on sales of equipment and other assets	0.4	0.1
Other	0.5	0.6
Total Other Expense	$0.7	$1.1

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs were as follows:

Operating profit (loss) by reportable segment:	Three Months Ended
($ in millions)	3/31/06	3/31/05
Pharmaceutical Systems	$35.8	$26.4
Tech Group	4.9	1.1
Corporate costs	(8.8)	(4.9)
Restricted stock and share unit awards	(0.9)	(0.7)
Stock options, stock appreciation rights & employee stock purchase plan	(0.5)	(0.5)
Domestic pension expense	(2.3)	(1.3)
Consolidated operating profit	$28.2	$20.1

The businesses acquired during 2005 contributed $1.5 million in operating profit to first quarter 2006 Pharmaceutical Systems segment, compared to $0.2 million (reflecting the results of Monarch Laboratories acquired in February 2005) in the first quarter of 2005. In the Tech Group segment, the acquired TGI business generated operating profit of $2.9 million in the first quarter of 2006. No TGI results are included in the 2005 first quarter as TGI was not acquired until May 2005.

LOSS ON DEBT EXTINGUISHMENT

On February 27, 2006 we prepaid $100 million in senior notes carrying a 6.81% interest rate and a maturity date of April 8, 2009. Under the terms of the original note purchase agreement dated April 8, 1999, the prepayment of the notes entitled note holders to a “make whole” amount of $5.9 million in order to compensate them for interest rate differentials between the 6.81% yield on the notes and current market rates for the remaining term of the note.

The prepayment was financed by issuing €81.5 million (approximately $100 million) of new senior unsecured notes having a weighted average maturity of just over nine years at a weighted average interest rate of 4.34%, before costs. The lower-interest notes are expected to reduce annual pre-tax financing costs by approximately $2.5 million.

INTEREST EXPENSE, NET

First quarter 2006 net interest costs were $1.0 million higher than the same quarter of 2005 due to higher average borrowing levels associated with business acquisitions which occurred in the second and third quarters of 2005. Total debt outstanding was $271.0 million at March 31, 2006 compared to $152.7 million at March 31, 2005.

Interest expense (income)	Three Months Ended
($ in millions)	3/31/06	3/31/05
Interest expense	$3.8	$2.6
Capitalized interest	(0.1)	(0.2)
Interest income	(0.7)	(0.4)
Interest expense (net)	$3.0	$2.0

PROVISION FOR INCOME TAXES

The estimated annual effective tax rate, which is used in the determination of quarterly income tax expense, was 30.3% for the first quarter ended March 31, 2006 compared to 31.6% in the prior year quarter. The decrease in the effective tax rate reflects the change in the expected geographic mix of earnings. The favorable geographic mix of earnings includes the impact of our 2005 acquisitions.

In the first quarter of 2006 we recognized a $0.4 million, or $0.01 per diluted share, tax benefit in continuing operations relating to the resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. This benefit is accounted for as a discrete item in the period in which it occurs and is excluded from the annual effective tax rate calculation.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

Earnings in net income of affiliated companies were $0.5 million and $0.6 million for the three month periods ended March 31, 2006 and March 31, 2005 respectively. Our first quarter 2006 equity earnings were generated principally through the results of Daikyo Seiko, Ltd., a Japanese company in which we have a 25% ownership interest reflecting an improvement of $0.2 million over the prior year quarter. Results from our 49% owned affiliates in Mexico declined by $0.3 million due to a decline in sales volumes resulting in a break-even performance for Mexico in the current quarter.

INCOME FROM CONTINUING OPERATIONS

Our first quarter 2006 net income from continuing operations was $14.3 million, or $0.43 per diluted share compared to $13.0 million, or $0.41 per diluted share, in the first quarter of 2005. Results for the first quarter of 2006 include a $5.9 million loss ($4.1 million, or $0.12 per diluted share, net of tax) associated with the extinguishment of our senior notes and a $0.6 million tax benefit including interest ($0.01 per diluted share) resulting from the resolution of a claim for a refund.

DISCONTINUED OPERATIONS

On April 11, 2006 we received notice that the Joint Committee on Taxation of the Department of Treasury had approved our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business. Accordingly, we have adjusted our tax contingency reserves to reflect this favorable change in assessment resulting in the recognition of a $3.8 million tax benefit in discontinued operations.

During 2005, we completed the divestitures of our drug delivery and the clinical services businesses, which formerly comprised the Drug Delivery Systems segment. All prior periods have been restated to present the former Drug Delivery Systems segment as a discontinued operation. Discontinued operations for the first quarter of 2005 contributed net income of $0.3 million primarily reflecting the results of the clinical services unit which was sold in August 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2006 was $129.8 million compared with $118.8 million at December 31, 2005. The ratio of current assets to current liabilities at March 31, 2006 was 2.0 to 1.0. Accounts receivable increased significantly since year end, mostly due to the increase in March 2006 sales levels versus December 2005 sales. The days-sales-outstanding ratio was 45.5 days, consistent with 45.9 days at December 2005. March 31, 2006 inventory levels have increased $15.2 million from December 31, 2005, with $8.5 million associated with increased Tech Group inventories, principally in support of the pending Exubera® product launch. The remaining $6.7 million inventory increase is in support of a sales order backlog that increased to $216.4 million at March 31, 2006 from $182.5 million at December 31, 2005 due to a combination of strong demand for insulin and biotech products, advance orders due to customer lead time concerns and customer inventory builds to support new product launches and provide safety stock ahead of planned plant maintenance procedures later in the year.

Cash flows provided by operations were $8.9 million for the three months ended March 31, 2006 compared to $1.7 million in the prior year quarter. Increased operating results for the current quarter were partially offset by higher working capital requirements (accounts receivable and inventories).

2006 first quarter cash flows used in investing activities includes capital spending totaling $11.4 million. Approximately 25% of the first quarter capital spending was invested in new product and expansion activities, with the remainder primarily consisting of our normal equipment replacement and upgrade activity. Capital spending by segment consisted of $6.9 million in Pharmaceutical Systems, $4.4 million in the Tech Group and $0.1 million in corporate projects. We now anticipate full year 2006 capital spending of approximately $80 million, an increase of $12 million above prior expectations as we seek to add needed manufacturing capacity to support the growing demand for our products.

Cash flows used in financing activities for the three months ended March 31, 2006 include the prepayment of $100.0 million of 6.81% senior notes due February 27, 2006 as well as the early payment penalty of $5.9 million. We financed the prepayment by issuing €81.5 million of new senior unsecured notes with a USD value of approximately $100.0 million. €20.4 million of the notes have a maturity of 7 years with an interest rate of 4.215% while the remaining €61.1 million of the notes have a maturity of 10 years and an interest rate of 4.38%.

We paid cash dividends totaling $3.8 million ($0.12 per share) during the three-month period ended March 31, 2006 and received $4.2 million in proceeds from employee stock option exercises and employee stock purchase plan contributions which are also included in cash flows from financing activities.

The following table updates our contractual obligations under debt agreements since December 31, 2005, and the effect the obligations are expected to have on our liquidity and cash flow in future periods. No other material changes to contractual obligations occurred during the first quarter of 2006.

		Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Debt agreements	$0.4	$1.3	$95.9	$173.4	$271.0

Debt as a percentage of total invested capital at March 31, 2006 was 42.5% compared to 45.0% at December 31, 2005. Debt was $271.0 million at March 31, 2006, versus $281.0 million at December 31, 2005. Total shareholders’ equity was $361.8 million at March 31, 2006 compared to $339.9 million at December 31, 2005.

We believe that our financial condition, capitalization structure and expected income from operations will be sufficient to meet our future cash requirements.

MARKET RISK

We are exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and financial position. From time to time we manage these risks using derivative financial instruments such as interest rate swaps and forward exchange contracts. Derivatives used by us are highly effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis. In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.

As of March 31, 2006 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of  the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively. At March 31, 2006, the interest rate swap agreements had a fair value of $3.1 million.

We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. We have a number of forward contracts with fair values totaling less than $0.1 million as of March 31, 2006 to purchase various currencies in Europe and Asia. In addition, we have designated our 81.5 million Euro-denominated debt as a hedge of our investment in the net assets of our European operations. A $1.7 million cumulative foreign exchange translation gain on the 81.5 Euro-denominated debt is recorded within accumulated other comprehensive income as of March 31, 2006. We also have a 1.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At March 31, 2006, a $0.2 million foreign exchange translation loss on the yen denominated debt is included within accumulated other comprehensive income.

OFF-BALANCE SHEET AGREEMENTS

At March 31, 2006, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as a liability until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after the issue date of February 3, 2006. Currently, we have no awards outstanding with contingent cash settlement features, and as a result, the FSP will not have an impact on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information called for by this item is included in the text under the caption “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

During the period covered by this report, there has been no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. We continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of third-party suppliers to the Kinston plant. We believe exposure in that case should be limited to amounts we and our workers’ compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

By letter dated September 27, 2005, the Commonwealth of Puerto Rico notified us that we are potentially responsible for damages to natural resources, including groundwater and soils, resulting from alleged releases of hazardous substances at our former facility at an industrial park in Vega Alta, Puerto Rico. The notice stated that Puerto Rico, assisted by a private attorney, intends to bring suit within 60 days against the Company and other potentially responsible parties (PRPs) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and other applicable laws. Other PRPs that were industrial park tenants include Caribe GE International Controls Corp., together with alleged successors General Electric Company and NBC-Rainbow Holdings, Inc., Unisys, Harmon Automotive, Inc., and Motorola Electronica de Puerto Rico, Inc. All parties have executed a series of tolling agreements to continue discussions before litigation, the latest version of which expires on May 15, 2006, unless extended. If the litigation is pursued, however, we intend to vigorously defend such litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2006 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2006 – January 31, 2006	21,683	$30.06	—	—

February 1, 2006 – February 28, 2006	46,288	$31.66	—	—

March 1, 2006 – March 31, 2006	115,879	$32.49	—	—
Total	183,850	$32.00	—	—

(1)           Includes 17,302 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

(2)           Includes 166,548 shares of common stock acquired from employees who tender already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

ITEM 6. EXHIBITS

See Index to Exhibits on pages F-1 and F-2 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By:	/s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

2	None.

3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.

3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.

4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.

4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.

4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.

4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.(1)

10.1	Form of 2006 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

10.2	Form of 2006 Non-Qualified Stock Option Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

10.3	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan.

10.4

Third Amendment, dated as of February 28, 2006, among West Pharmaceutical Services, Inc. (the “Company”), certain direct and indirect subsidiaries of the Company listed on the signature pages thereto, the several banks and other financial institutions parties to the Credit Agreement (as defined therein), and PNC Bank, National Association, as Agent for the Banks, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 3, 2006.

10.5

Multi-Currency Note Purchase and Private Shelf Agreement, dated as of February 27, 2006, between West Pharmaceutical Services, Inc. and The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, American Skandia Life Assurance Corporation and Prudential Investment Management, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 3, 2006.

10.6	Summary of 2006 Management Annual Incentive Bonus Compensation Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated February 17, 2006.

11.	Non applicable.

15.	None.

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F-1

Exhibit Number	Description
18.	Letter regarding change in accounting principle.
19.	None.
22.	None.
23.	Non applicable.
24.	None.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	None.
100.	Non applicable.

F-2