Form 10-Q
period 2006-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2006-08-07
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of June 30, 2006, there were 32,409,315 shares of the Registrant’s common stock outstanding.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such statements give our current expectations or forecasts of future events — they do not relate strictly to historical or current facts. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. We have tried, wherever possible, to identify such statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement. You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following: sales demand; timing and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation-Powder insulin device; customers’ changes to inventory requirements and manufacturing plans that alter existing orders or ordering patterns for our products; our ability to pass raw-material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; physical limits on manufacturing capacity that may limit our ability to satisfy anticipated demand; the availability of labor to meet increased demand; competition from other providers; the successful integration of acquired businesses; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK Pound, Danish Krone, Japanese Yen and Singapore Dollar; higher interest rates; the availability and cost of property and casualty insurance; interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products, including products produced in Northern Israel; raw-material price escalation, particularly petroleum-based raw materials, and energy costs; and availability and pricing of materials that may be affected by vendor concerns with exposure to product-related liability.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

All trademarks and registered trademarks used in this report are property of West Pharmaceutical Services, Inc., unless noted otherwise.

Exubera® is a registered trademark of Pfizer Inc.

Part I. Financial Information

Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Net sales	$240,200	$173,000	$463,000	$322,400
Cost of goods sold	169,700	122,400	325,600	225,400
Gross profit	70,500	50,600	137,400	97,000
Selling, general and administrative expenses	36,900	31,900	74,900	57,100
Restructuring credit	—	(1,400)	—	(1,400)
Other expense, net	1,500	200	2,200	1,300
Operating profit	32,100	19,900	60,300	40,000
Loss on debt extinguishment	—	—	5,900	—
Interest expense	3,300	3,100	7,000	5,500
Interest income	(500)	(200)	(1,200)	(700)
Income before income taxes	29,300	17,000	48,600	35,200
Provision for income taxes	9,200	5,500	14,500	11,300
Minority interests	100	—	200	—
Income from consolidated operations	20,000	11,500	33,900	23,900
Equity in net income of affiliated companies	700	700	1,100	1,300
Income from continuing operations	20,700	12,200	35,000	25,200
Discontinued operations, net of tax	—	600	3,800	900
Net income	$20,700	$12,800	$38,800	$26,100

Net income per share:
Basic
Continuing operations	$0.64	$0.39	$1.10	$0.82
Discontinued operations	0.00	0.02	0.12	0.03
	$0.64	$0.41	$1.22	$0.85

Assuming dilution
Continuing operations	$0.62	$0.38	$1.05	$0.79
Discontinued operations	0.00	0.02	0.11	0.03
	$0.62	$0.40	$1.16	$0.82

Average common shares outstanding	32,076	30,978	31,910	30,812
Average shares assuming dilution	33,558	32,155	33,447	31,994

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2006	December 31, 2005 As Adjusted (See Note 2)
ASSETS
Current assets:
Cash, including cash equivalents	$46,100	$48,800
Accounts receivable, net of allowance for doubtful accounts	124,300	107,400
Inventories	87,200	71,100
Income tax refundable	1,200	3,100
Deferred income taxes	2,600	2,400
Other current assets	21,800	14,300
Total current assets	283,200	247,100
Property, plant and equipment	684,800	647,200
Less accumulated depreciation and amortization	345,800	319,200
Property, plant and equipment, net	339,000	328,000
Investments in and advances to affiliated companies	28,900	27,700
Goodwill	92,300	89,500
Pension asset	44,200	47,100
Deferred income taxes	8,400	8,300
Intangible assets, net	68,000	69,700
Restricted cash	7,100	7,100
Other assets	12,500	9,000
Total Assets	$883,600	$833,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$600	$300
Accounts payable	51,500	46,300
Salaries, wages and benefits	27,400	25,700
Income taxes payable	24,100	15,900
Restructuring costs	100	200
Deferred income taxes	8,200	8,300
Other current liabilities	34,700	31,600
Total current liabilities	146,600	128,300
Long-term debt	259,300	280,700
Deferred income taxes	31,100	31,900
Other long-term liabilities	53,800	48,600
Total Liabilities	490,800	489,500
Commitments and contingencies	—	—
Minority interests	4,300	4,100
Shareholders’ equity	388,500	339,900
Total Liabilities and Shareholders’ Equity	$883,600	$833,500

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock					Treasury Stock
	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Number of shares	Treasury Stock	Total
Balance, December 31, 2005 As Previously Reported	34,330	$8,600	$39,300	$318,600	$8,900	(2,558)	$(41,900)	$333,500
Effect of change in method of accounting for inventories (See Note 2)				6,400				6,400
Balance, December 31, 2005 As Adjusted	34,330	8,600	39,300	325,000	8,900	(2,558)	(41,900)	339,900
Net income				38,800				38,800
Shares issued under stock plans			(300)			623	7,000	6,700
Shares issued to charitable foundation			400			32	500	900
Shares repurchased						(18)	(500)	(500)
Cash dividends declared ($.24 per share)				(7,900)				(7,900)
Changes — other comprehensive income					10,600			10,600
Balance, June 30, 2006	34,330	$8,600	$39,400	$355,900	$19,500	(1,921)	$(34,900)	$388,500

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows provided by (used in) operating activities:
Net income	$38,800	$26,100
Gain from discontinued operations, net of tax	(3,800)	(900)
Depreciation	23,400	18,600
Amortization	2,400	2,200
Loss on debt extinguishment	5,900	—
Other non-cash items, net	10,100	7,300
Changes in assets and liabilities	(17,400)	(24,300)
Net cash provided by operating activities	59,400	29,000

Cash flows provided by (used in) investing activities:
Property, plant and equipment acquired	(26,800)	(18,600)
Acquisition of business, net of cash acquired	—	(141,000)
Repayment of affiliate loan	200	200
Other	100	900
Net cash provided by (used in) investing activities	(26,500)	(158,500)

Cash flows provided by (used in) financing activities:
Prepayment of senior notes	(105,900)	—
Issuance of senior unsecured notes	100,100	—
Net borrowings (repayments) under other debt agreements	(27,600)	127,300
Repayment of other short-term debt	—	(10,000)
Dividend payments	(7,800)	(6,800)
Issuance of common stock	3,100	11,700
Net cash provided by (used in) financing activities	(38,100)	122,200

Cash flows provided by (used in) operating activities of disc. operations	600	(2,100)
Cash flows provided by investing activities of discontinued operations	—	7,100
Net cash provided by discontinued operations	600	5,000

Effect of exchange rates on cash	1,900	(5,000)
Net (decrease) in cash and cash equivalents	(2,700)	(7,300)

Cash, including cash equivalents at beginning of period	48,800	68,800
Cash, including cash equivalents at end of period	$46,100	$61,500

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The interim consolidated financial statements for the three-and six-month periods ended June 30, 2006 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, the “Company”, “we”, “us” or “our”), appearing in our 2005 Annual Report on Form 10-K.

Interim Period Accounting Policy

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting mainly of normal recurring accruals and adjustments, necessary for a statement of our financial position as of June 30, 2006, the results of operations and cash flows for the periods ended June 30, 2006 and 2005 and the change in shareholders’ equity for the six months ended June 30, 2006.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the first quarter of 2006 we resolved a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico resulting in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million. The impact of this tax refund was largely offset by a $0.4 million provision, or $0.01 per diluted share, recorded in the second quarter of 2006 related to tax issues within our Irish finance company.  In the second quarter of 2005 we recorded a $1.1 million tax provision, or $0.03 per diluted share, in association with the planned repatriation of earnings from foreign subsidiaries.

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

We financed the prepayment by issuing €81,500 (approximately $100,000) of new senior unsecured notes.  €20,400 of the notes has a maturity of 7 years with an interest rate of 4.215% while the remaining €61,100 of the notes has a maturity of 10 years and an interest rate of 4.38%.  We will account for the Euro-denominated debt as a hedge of our investment in our European operations.

In addition, we amended the terms of our revolving credit agreement. The amendments included an extension of the maturity date to February 2011 and a reduction of the interest rate spreads applicable to amounts borrowed under the agreement.

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

	Three Months Ended 6/30/05	Six Months Ended 6/30/05
Net sales	$199,900	$391,300
Income from continuing operations	$13,000	$26,100
Income from continuing operations per diluted share	$0.40	$0.81
Net income	$13,600	$27,000
Net income per diluted share	$0.42	$0.84

Note 5:  Stock-Based Compensation

For the six months ended June 30, 2006 we granted 252,879 stock options and 22,154 stock appreciation rights (“SAR”) to key employees, and an additional 64,000 in stock options to non-employee directors, under the terms of the Company’s 2004 Stock-Based Compensation Plan.  All awards expire ten years from the date of grant.  Stock options and SARs granted to employees vest in equal annual increments over 4 years of continuous service, while the stock options granted to non-employee directors vest one year from the date of grant. Upon the exercise of stock options, shares are issued from treasury stock in exchange for the exercise price of the options.  Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company’s stock on the date of exercise.  As a result of the cash settlement feature, SAR awards are recognized over their vesting period as a liability.  The fair value of the options and SAR awards was estimated on the date of grant using a Black-Scholes option valuation model that used the following range of assumptions:  average risk-free interest rate of 4.6% to 5.0%, average expected life of 6 years, estimated volatility based on history of 29% and a dividend yield of 1.3% to 1.5%.  The grant date fair value of options and SARs granted during the six months ended June 30, 2006 ranged from $10.46 to $12.03.  The fair value of each SAR is adjusted to reflect changes in assumptions between the date of grant and the end of the period with the resulting change reflected in expense in each period. Pretax compensation expense associated with stock option and SAR awards was $1,100 and $900 for the six month periods ended June 30, 2006 and 2005, respectively. Total compensation cost related to non-vested option and SAR awards not yet recognized was $5,500 at June 30, 2006. This compensation cost will be recognized over an average weighted period of 1.9 years.

In addition to stock options and SAR awards, we award performance vesting share (“PVS”) rights and performance vesting unit (“PVU”) rights under the 2004 Stock-Based Compensation Plan.  Recipients of PVS rights are entitled to receive a certain number of shares of our common stock depending on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital (“ROIC”) for specified performance periods.  Recipients of PVU rights are entitled to receive a payment in cash per unit based on the fair market value of a share of the Company’s common stock at the end of the performance period dependent on the achievement of the same performance targets.  Recipients will receive no shares or units if actual results for the performance period are less than 70% of the targeted performance.  Achievement of between 70% and 100% of the performance targets would result in recipients earning between 50% and 100% of their targeted amount.  Achievement of between 101% and 150% of the performance targets would result in the award of between 101% and 200% of the targeted amount. During the six-month period ended June 30, 2006 we awarded 86,432 PVS rights and 7,572 PVU rights to key employees covering a three-year performance period ending December 31, 2008. The number of rights awarded was based on achieving 100% of the revenue-growth and ROIC goals.  Maximum performance against the target could result in the award of up to 172,864 shares and 15,144 units. As a result of the cash settlement feature, PVU awards are recognized over the performance period as a liability.   The fair value of PVS rights is determined at the grant date fair market value and is recognized as an expense over the performance period.  The fair value of PVU rights is determined at the grant date fair market value and then revalued at the end of each quarter for changes in the Company’s stock price. The following table summarizes the PVS and PVU award compensation expense recorded in the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Performance Vesting Shares	$900	$1,000	$1,800	$1,700
Performance Vesting Units	—	—	100	—
Total Contingent Share Right expense	$900	$1,000	$1,900	$1,700

Total compensation cost related to unearned PVS and PVU awards not yet recognized was $5,500 at June 30, 2006.  This compensation cost will be recognized over an average weighted period of 1.9 years.

Note 6:  Inventories

Inventories at June 30, 2006 and December 31, 2005 were as follows:

	6/30/06	12/31/05
Finished goods	$38,400	$26,300
Work in process	13,300	10,300
Raw materials	35,500	34,500
	$87,200	$71,100

Note 7:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	6/30/06	6/3005	6/30/06	6/30/05
Net income	$20,700	$12,800	$38,800	$26,100
Foreign currency translation adjustments	5,700	(14,800)	8,700	(23,900)
Minimum pension liability translation adjustments, net of tax	(300)	400	(300)	500
Unrealized gains on derivatives, net of tax	1,000	—	2,200	—
Comprehensive income (loss)	$27,100	$(1,600)	$49,400	$2,700

The unrealized gain on derivatives reflects the increase in fair market value of our two interest rate swap agreements which effectively fix the interest rates payable on $50 million and $25 million of variable rate debt maturing on July 28, 2012 and July 28, 2015, respectively.

Note 8:  Segment Information

Net sales and operating profit by reporting segment for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
Net Sales	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems	$166,400	$139,500	$326,400	$274,500
Tech Group	76,500	35,800	142,200	52,500
Eliminations	(2,700)	(2,300)	(5,600)	(4,600)
Consolidated total	$240,200	$173,000	$463,000	$322,400

	Three Months Ended		Six Months Ended
Operating Profit	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems	$38,000	$26,500	$73,800	$52,900
Tech Group	4,700	2,800	9,600	3,900
Corporate costs	(8,300)	(9,500)	(18,500)	(15,600)
Restructuring credit	—	1,400	—	1,400
Domestic pension expense	(2,300)	(1,300)	(4,600)	(2,600)
Operating profit	32,100	19,900	60,300	40,000
Loss on debt extinguishment	—	—	(5,900)	—
Interest expense	(3,300)	(3,100)	(7,000)	(5,500)
Interest income	500	200	1,200	700
Income before income taxes	$29,300	$17,000	$48,600	$35,200

On August 2, 2005, we acquired a 90% interest in Medimop and on February 11, 2005, we acquired Monarch. The results of the Medimop and Monarch businesses are included within the Pharmaceutical Systems Segment.  On May 20, 2005, we completed the acquisition of TGI. TGI is included in our results as part of the Tech Group segment.  Our financial statements include the results of the acquired businesses for periods subsequent to their acquisition dates.

Note 9:  Capital Stock

Common stock issued at June 30, 2006 was 34,330,282 shares, of which 1,920,967 shares were held in treasury.  Dividends of $.12 per common share were paid in the second quarter of 2006 and a dividend of $.12 per share payable August 2, 2006 to holders of record on July 19, 2006 was declared on June 27, 2006.

Note 10:  Net Income Per Share

Below are the calculations of earnings per share for the three and six months ended June 30, 2006 and 2005.  During the three and six  month periods ending June 30, 2006, stock options of 200,434 and 295,894, respectively, were excluded from the computation of diluted earnings per share as their impact would be anti-dilutive.  There were 28,800 and 57,600 anti-dilutive options outstanding during the three and six month periods ending June 30, 2005, respectively.

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net income	$20,700	$12,800	$38,800	$26,100

Average common shares outstanding	32,076	30,978	31,910	30,812
Add: Dilutive stock options and contingent share rights	1,482	1,177	1,537	1,182
Average shares assuming dilution	33,558	32,155	33,447	31,994

Basic net income per share	$0.64	$0.41	$1.22	$0.85
Diluted net income per share	$0.62	$0.40	$1.16	$0.82

Note 11:  Environmental Compliance

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrued liability of $1,800 at June 30, 2006 is sufficient to cover the future costs of these remedial actions.  Although we cannot be certain, we expect that remediation activities at all facilities will be completed in 2006.

Note 12:  Goodwill and Intangibles

Goodwill by reportable segment as of June 30, 2006 and December 31, 2005 was as follows:

	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2005	$63,600	$25,900	$89,500
Additions	—	400	400
Foreign currency translation	2,400	—	2,400
Balance, June 30, 2006	$66,000	$26,300	$92,300

Intangible assets and accumulated amortization as of June 30, 2006 and December 31, 2005 were as follows:

	6/30/06		12/31/05
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$6,200	$(1,600)	$6,000	$(1,300)
Trademarks	11,200	(100)	11,200	—
Customer relationships	29,300	(1,700)	29,200	(900)
Customer contracts	22,700	(1,300)	22,600	(700)
Non-compete agreements	3,800	(500)	3,800	(200)
	$73,200	$(5,200)	$72,800	$(3,100)

The cost basis of intangible assets includes the effects of foreign currency translation adjustments.  Amortization expense for the six month period ended June 30, 2006 was $2,100.  Trademarks with a carrying amount of $10,000 were determined to have indefinite lives and therefore do not require amortization.

In addition to the amortization expense recorded for intangible assets, for the six months ended June 30, 2006 we recorded $300 of amortization expense for tooling, molds and dies included in other noncurrent assets.

Note 13:  Other Expense

Other expense for the three month and six month periods ending June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Foreign exchange transaction losses	$400	$300	$200	$700
Loss (gain) on sales of equipment	400	(100)	800	—
Other	700	—	1,200	600
	$1,500	$200	$2,200	$1,300

Other expense for the six-month period ended June 30, 2006 includes a $300 write-off of a discontinued software project and $500 in royalty costs that are not expected to be recovered against future sales on a reconstitution product.

Note 14:  Benefit Plans

The components of net pension expense for domestic and international plans for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension benefits		Other retirement benefits
Three months ended	6/30/06	6/30/05	6/30/06	6/30/05
Service cost	$1,500	$1,300	$300	$300
Interest cost	3,300	2,900	200	200
Expected return on assets	(3,700)	(3,800)	—	—
Amortization of prior service cost	200	200	—	—
Recognized actuarial losses	1,000	700	—	—
Pension expense	$2,300	$1,300	$500	$500

	Pension benefits		Other retirement Benefits		Total
Three months ended	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05
Domestic plans	$1,800	$800	$500	$500	$2,300	$1,300
International plans	500	500	—	—	500	500
	$2,300	$1,300	$500	$500	$2,800	$1,800

	Pension benefits		Other retirement benefits
Six months ended	6/30/06	6/30/05	6/30/06	6/30/05
Service cost	$2,900	$2,700	$500	$500
Interest cost	6,600	5,900	400	300
Expected return on assets	(7,300)	(7,600)	—	—
Amortization of prior service cost	400	300	100	—
Recognized actuarial losses	2,000	1,500	—	—
Pension expense	$4,600	$2,800	$1,000	$800

	Pension benefits		Other retirement Benefits		Total
Six months ended	6/30/06	6/30/05	6/30/06	6/30/05	6/30/06	6/30/05
Domestic plans	$3,600	$1,800	$1,000	$800	$4,600	$2,600
International plans	1,000	1,000	—	—	1,000	1,000
	$4,600	$2,800	$1,000	$800	$5,600	$3,600

Note 15:  Legal Proceedings

As reported in our Form 10-Q for the quarter ended March 31, 2006, the Commonwealth of Puerto Rico notified us in September 2005 that it intends to bring suit against the Company and other potentially responsible parties for damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico.  All parties have executed a series of tolling agreements to continue discussions before litigation, the latest version of which expires August 15, 2006.

Note 16:  Discontinued Operations

In April 2006, we were advised that our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business was confirmed.  Accordingly, our six-month results ended June 30, 2006 include the $3.8 million net effect of that resolution as income from discontinued operations. For the six-month period ended June 30, 2006 operating cash flow from discontinued operations was $0.6 million, representing the partial collection of the approved tax claims.

During 2005, we completed the divestitures of our drug delivery and clinical services businesses, which formerly comprised the Drug Delivery Systems segment.  All prior periods have been adjusted to present the results of the former Drug Delivery Systems segment as a discontinued operation.

Net sales and income from discontinued operations for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net sales	$—	$2,700	$—	$5,700
Pretax income from discontinued operations	—	400	—	800
Income tax benefit	—	200	3,800	100
Net income from discontinued operations	$—	$600	$3,800	$900

The income in 2005 primarily reflects the results of the clinical services unit which was sold in August 2005.

Note 17:  New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and recognition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: management must determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of this Interpretation must be applied to all tax positions upon initial adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management has not yet determined what impact, if any, the adoption of this Interpretation will have on our financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to packaging and delivery systems for pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia, with partners in Mexico and Japan. We have two reportable segments: “Pharmaceutical Systems” and “Tech Group”.

Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Pharmaceutical Systems segment has two operating segments that sell a similar range of products, manufactured from elastomer and metal components, in their respective geographic regions: the Americas and Europe/Asia. The Pharmaceutical Systems segment includes the results of Medimop Medical Projects, Ltd., a company acquired in August 2005 that specializes in reconstitution, mixing and fluid transfer technologies for injectable drugs in vials, bags, ampoules and syringes.

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

In January 2006, the United States Food and Drug Administration and the European Medicines Agency (“EMA”) granted marketing approval for Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar Therapeutics that will be marketed by Pfizer, Inc.  Our Tech Group is one of two contract-manufacturers for Nektar’s inhalation delivery device.  Although the product faces significant challenges in gaining acceptance among physicians and diabetic patients, current expectations for the product are positive.

In addition to supporting the launch of Exubera®, West management will continue to place emphasis on developing innovative drug delivery solutions, achieving production and operational efficiencies and implementing strategies to mitigate the impact of rising material and fuel costs.  We continue to evaluate opportunities to expand our production capacity by acquiring or constructing additional manufacturing capabilities and facilities in Europe and Asia.

Our financial statements include the results of the acquired businesses for periods subsequent to their acquisition date.  For the purpose of aiding the comparison of our year-to-year results, reference is made in management’s discussion and analysis to results excluding the impact of our 2005 acquisitions and the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with United States generally accepted accounting principles (“GAAP”) and are “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

NET SALES

The following table summarizes net sales by reportable segment:

Net sales by reportable segment	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems Segment	$166.4	$139.5	$326.4	$274.5
Tech Group Segment	76.5	35.8	142.2	52.5
Intersegment Sales	(2.7)	(2.3)	(5.6)	(4.6)
Total Net Sales	$240.2	$173.0	$463.0	$322.4

Consolidated second quarter 2006 net sales were $240.2 million, an increase of $67.2 million (38.8%) above those achieved in the second quarter of 2005. Net sales of businesses acquired during 2005 totaled $61.1 million in 2006 compared to $18.4 million in 2005 and accounted for $42.7 million, or 23.0 percentage points, of the 2006 second quarter sales increase. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date, and therefore the second quarter 2005 results only include results for the TGI unit from the May 20, 2005 acquisition date; none of Medimop’s results were included in the second quarter of 2005 since the acquisition took place in August of 2005. The remainder of the increase over second quarter 2005 sales was attributed to increased product demand, the effect of price increases, and a more favorable product mix. Foreign currency translation rates had a negligible effect on sales growth in the quarter.  On a like-to-like basis, excluding the impact of acquired businesses and exchange rates, consolidated 2006 second quarter net sales were 16.0% favorable to the prior-year quarter.

In the Pharmaceutical Systems segment, second quarter 2006 net sales were $26.9 million or 19.3% favorable to those achieved in the prior year quarter. The principal drivers behind the increase were a 12% increase in volumes for select products, mostly in Europe and North America, a 3% overall price increase, and 1.3% of other items including a favorable product mix. These items collectively accounted for over 16 percentage points of the increase from the prior-year quarter.  The increased sales levels were driven by strong demand for pharmaceutical packaging components used in pre-filled syringe systems and vials for injectable products for the pharmaceutical and biotech markets and by the return to normal demand for the Company’s advanced coating materials on various types of rubber components.  Incremental sales coming from the acquired Medimop and Monarch businesses contributed $4.3 million or 3.0 percentage points of the total sales increase.  Foreign currency translation had a very slight ($0.2 million) unfavorable impact in the quarter on Pharmaceutical Systems segment sales compared to the 2005 second quarter. Excluding the timing effect of acquisitions and foreign currency rates, second quarter 2006 Pharmaceutical System segment sales were $22.8 million, or 16.5% favorable to the prior year quarter.

Tech Group segment second quarter 2006 net sales were $40.7 million above those recorded in the 2005 quarter with the acquired TGI business accounting for $38.4 million of the increase. The remaining $2.3 million net sales increase is largely attributed to volume increases in our pre-existing plastic molding operations primarily due to increased sales of components used to seal beverage containers, pain relief medication containers, nurser assemblies, and inter-segment sales of plastic components used in the production of Flip-Off ® seals used for drug-vial packaging.  Net sales of a pulmonary drug delivery device for the inhaleable insulin product Exubera ® inhalation powder, licensed by Pfizer Inc. and developed by our customer, Nektar Inc, accounted for approximately 11% of second quarter 2006 sales for the Tech Group segment.  Second quarter 2006 net sales of other healthcare devices, led by component parts for surgical devices and insulin pens, accounted for 45% of total Tech Group segment sales.  Net sales of consumer products including non-pharmaceutical closures and dispensers and industrial products such as ink jet cartridges contributed 28% of total Tech Group segment second quarter 2006 net sales. Revenues from tooling and development projects accounted for the remaining 16% of Tech Group segment 2006 second quarter net sales.

Consolidated net sales for the six months ended June 30, 2006 were $463.0 million, an increase of $140.6 million, or 43.6%, compared to the first six months of 2005.  The 2005 acquisitions contributed $95.2 million, or 28.6 percentage points, of the sales increase, while sales from West’s ongoing businesses were $45.4 million, or 15.0 percentage points, above prior-year levels.  The Pharmaceutical Systems segment contributed $42.4 million of the year-to-date net sales increase not related to our acquisitions, led by sales of pre-filled injection syringe components and seals and other components for vials, many of which were treated with West’s advanced coating and Westar® applications.  The remaining $3.0 million of growth was within the previously existing plastics unit and was primarily attributed to increased sales of components used to seal beverage containers, pain relief medication containers, and nurser assemblies.  Year-to-date sales were negatively affected by 2.2 percentage points as a result of foreign currency translation.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment for the three-and six-month periods ended June 30, 2006 and 2005:

Gross profit and gross margin by segment:	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems Segment
Gross Profit	$60.0	$45.0	$116.6	$89.0
Gross Margin	36.0%	32.3%	35.7%	32.4%

Tech Group Segment
Gross Profit	$10.5	$5.6	$20.8	$8.0
Gross Margin	13.8%	15.5%	14.7%	15.3%

Consolidated Gross Profit	$70.5	$50.6	$137.4	$97.0
Consolidated Gross Margin	29.4%	29.2%	29.7%	30.1%

Second quarter 2006 consolidated gross profit improved to $70.5 million, a $19.9 million increase over the 2005 second quarter.  The timing of the 2005 acquisitions accounts for $6.8 million of the increase in gross profit, $4.9 million of which was within the Tech Group segment.  The second quarter 2006 consolidated gross margin was 0.2 percentage points better than the prior-year margin despite the unfavorable impact of the 2005 acquisitions, due to the lower margin Tech business, which decreased consolidated gross margins by 4.6 percentage points.

Within the Pharmaceutical Systems segment, second quarter 2006 gross margins improved to 36.0%, a 3.7 percentage point improvement over the margins achieved in the second quarter of 2005. Higher sales volumes and related plant efficiency variances contributed 3.8 percentage points of the Pharmaceutical Systems segment margin increase, while a favorable sales mix led by stronger growth in sales of pre-filled syringe components and increased demand for Westar® and advanced coating treated non-filled syringe components yielded an additional 0.8 percentage point margin improvement. These favorable gross margin variances were partially offset by a net 0.9 percentage point unfavorable variance resulting from higher raw material prices, plant overheads, utility costs, compensation increases, and higher depreciation which more than offset related sales price increases.

In the Tech Group segment, gross margins declined by 1.7 percentage points largely due to the effect of the lower margins in the acquired TGI business, increases in raw material prices, start-up costs associated with new product launches, and increased lab and engineering costs.

For the six month period ended June 30, 2006, gross profit was $137.4 million, or $40.4 million above that reported in the 2005 six month period and gross margins were 29.7% versus the 30.1% margins achieved in the 2005 period.  The inclusion of the lower-margin 2005 acquired businesses reduced reported six-month margins by 4.3 percentage points. The Pharmaceutical Systems segment contributed $27.6 million of the gross profit increase and improved gross margins by 3.3 percentage points over the prior-year period. As in the quarter, the improvement in the six-month period was largely due to the impact of higher sales volumes, improved plant efficiencies, and a favorable product mix.  The Tech Group segment contributed $12.8 million of the gross profit increase, of which $11.7 million was generated by the acquired TGI business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (“SG&A”) expenses were $36.9 million in the second quarter of 2006; $5.0 million higher than those recorded in the second quarter of 2005.  SG&A costs within the acquired business units accounted for $3.6 million of the increase. On a year-to-date basis, SG&A costs are $17.8 million above 2005 levels with the impact of the acquired businesses accounting for $8.3 million of the increase. The following table reports selling, general and administrative costs by reportable segment, including corporate and unallocated costs, for the three and six month periods ended June 30, 2006 and 2005:

Selling, General and Administrative Costs (SG&A):	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems SG&A costs	$20.8	$18.2	$40.9	$35.1
Pharmaceutical Systems SG&A as a% of segment net sales	12.5%	13.1%	12.5%	12.8%

Tech Group SG&A costs	$5.6	$2.6	$10.9	$3.9
Tech Group SG&A as a% of segment net sales	7.3%	7.3%	7.7%	7.4%

Corporate costs:
General corporate costs	6.6	6.8	15.4	11.3
Contingent share rights	0.9	1.0	1.9	1.7
Stock options, stock appreciation rights & ESPP plan	0.7	2.0	1.2	2.5
U.S. pension plan expense	2.3	1.3	4.6	2.6

Total Selling, General & Administrative costs	$36.9	$31.9	$74.9	$57.1
Total SG&A as a% of total net sales	15.4%	18.5%	16.2%	17.7%

In the Pharmaceutical Systems segment, second quarter 2006 SG&A costs increased by $2.6 million over the prior year second quarter. SG&A costs within the acquired Medimop business accounted for $0.9 million of the increase. The remaining $1.7 million increase consists of higher compensation costs of $0.6 million, with the remaining increase consisting of higher facility, travel, pension and information systems costs. The increase in compensation cost includes the impact of annual salary increases, sales bonuses and an increase in staff associated with the development of reconstitution products, Westar® and certain technologies licensed from our Japanese partner Daikyo Seiko, Ltd. For the six month period, 2006 Pharmaceutical Systems segment SG&A costs were $5.8 million higher than the prior-year period, with the acquired Medimop business accounting for $1.7 million of the year-to-date increase. The remaining $4.1 million increase in year-to-date Pharmaceutical Systems SG&A spending includes $2.2 million in compensation increases including salary increases and increased staffing levels and higher travel, outside service, facility and pension costs totaling $1.9 million.

Second quarter 2006 SG&A costs in the Tech Group segment were $3.0 million above second quarter 2005 costs, with the acquired TGI business accounting for $2.7 million of the increase. For the six month period, Tech Group segment SG&A costs in 2006 were $7.0 million above 2005, with the acquired business accounting for $6.6 million of the increase.  The remaining increase in both the quarter and six-month comparisons is attributed mostly to annual compensation increases and a severance charge.

General corporate SG&A costs include executive officer costs, Board of Directors compensation, legal, compliance, finance and communication expenses.  Second quarter 2006 corporate costs were approximately equal to the 2005 second quarter.  The $4.1 million increase in the six-month comparison of 2006 to 2005 general corporate costs is due primarily to a $2.5 million increase in West stock-price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. The remaining $1.6 million increase in year-to-date 2006 corporate costs consists of a $0.9 million increase in incentive compensation costs, $0.5 million in severance costs and a $0.2 million increase in travel costs.

Performance vesting share and share unit costs (collectively, “contingent share rights”) are approximately equal to prior year periods. The decrease in stock option, appreciation right and employee stock purchase plan (ESPP) costs is attributed to revisions to the ESPP that a) eliminated a “look back option” which permitted employees in 2005 to purchase company stock at the lower of the market price at the beginning or end of each six-month participation period and b) limited participation to payroll withholdings agreed to at the beginning of the offering period. The revised ESPP program allows employees to purchase stock at a 15% discount to market price at the end of each quarterly participation period.

U.S. pension plan expenses in 2006 were $1.0 million and $2.0 million higher than the corresponding second quarter and six month periods of 2005. The increase in U.S. pension costs is primarily due to higher benefit obligations generated by changes in actuarial mortality assumptions.  We expect full-year 2006 U.S. pension expense to be approximately $9.2 million.

OTHER EXPENSE, NET

The following table presents the components of other expense (income) for the three- and six-month periods ended June 30, 2006 and 2005.

Other expense (income):	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Foreign currency transaction losses	$0.4	$0.3	$0.2	$0.7
Loss (gain) on sales of equipment	0.4	(0.1)	0.8	—
Other	0.7	—	1.2	0.6
Total Other Expense	$1.5	$0.2	$2.2	$1.3

The increase in other expense, net is mostly attributed to losses on surplus equipment sales, including a write-off of a discontinued software project. The decline in foreign exchange transaction losses in the six month comparison was offset by a $0.5 million provision for prepaid royalties that are not expected to be recovered against future sales of a reconstitution product.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

Operating profit (loss) by reportable segment:	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Pharmaceutical Systems	$38.0	$26.5	$73.8	$52.9
Tech Group	4.7	2.8	9.6	3.9
Restructuring Credit	—	1.4	—	1.4
Corporate costs	(6.7)	(6.5)	(15.4)	(11.4)
Contingent share rights	(0.9)	(1.0)	(1.9)	(1.7)
Stock options and appreciation rights & employee stock purchase plan	(0.7)	(2.0)	(1.2)	(2.5)
Domestic pension expense	(2.3)	(1.3)	(4.6)	(2.6)
Consolidated Operating Profit	$32.1	$19.9	$60.3	$40.0

The businesses acquired during 2005 (Medimop and Monarch) contributed $1.2 million in operating profit to second quarter 2006 Pharmaceutical Systems segment results, compared to $0.4 million in the second quarter of 2005. For the six-month period, the acquired businesses contributed $2.7 million to 2006 results compared to $0.5 million in 2005.  In the Tech Group segment, the acquired TGI business generated operating profit of $3.1 million and $6.0 million for the second quarter and six month periods of 2006, respectively.  TGI was acquired in May 2005 and contributed $1.1 million of operating profit to second quarter and six month results of 2005.

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

INTEREST EXPENSE (INCOME)

2006 interest expense is higher than the corresponding 2005 periods, primarily due to the higher average net debt levels incurred to finance 2005 acquisition activity. Interest income for the six-month period of 2006 includes $0.3 million of interest income related to the settlement of tax return refund issues.

Interest expense (income):	Three Months Ended		Six Months Ended
($ in millions)	6/30/06	6/30/05	6/30/06	6/30/05
Interest expense	$3.5	$3.2	$7.4	$5.8
Capitalized interest	(0.2)	(0.1)	(0.4)	(0.3)
Interest income	(0.5)	(0.2)	(1.2)	(0.7)
Interest expense (net)	$2.8	$2.9	$5.8	$4.8

PROVISION FOR INCOME TAXES

The effective tax rate for the quarter ended June 30, 2006 was 31.3% compared to 32.4% in the prior-year quarter. For the six-month period, the effective tax rate was 30.0 % in 2006 compared to 32.0% in 2005. The comparison of tax rates between 2006 and 2005 is affected by a $1.1 million tax provision recorded in the second quarter of 2005 for taxes related to planned repatriations of earnings from foreign subsidiaries. We anticipate our annual effective tax rate for 2006 will be approximately 30.0%.

In the first quarter of 2006 we recognized a $0.4 million, or $0.01 per diluted share, tax benefit in continuing operations relating to the resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. The impact of this tax refund was largely offset by a $0.4 million provision recorded in the second quarter of 2006 related to tax issues within our Irish finance company. Both of these issues were accounted for as discrete items in the period in which they occurred.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

Our equity earnings include the results of Daikyo Seiko, Ltd., a Japanese company in which we have a 25% ownership interest, and our 49% ownership of affiliates in Mexico. Earnings in net income of affiliated companies of $0.7 million for the second quarter of 2006 were equal to those of the 2005 second quarter. For the six month period, 2006 equity earnings trail the prior year by $0.2 million, mostly due to lower results from Mexico following the transfer of some customer products to our fully-owned plant in Kinston, North Carolina.

INCOME FROM CONTINUING OPERATIONS

Our second quarter 2006 net income from continuing operations was $20.7 million, or $0.62 per diluted share, compared to $12.2 million, or $0.38 per diluted share, in the second quarter of 2005. For the six-months ended June 30, 2006 and 2005, net income from continuing operations was $35.0 million ($1.05 per diluted share) and $25.2 million ($0.79 per diluted share), respectively.

Results for the six-month period ended June 30, 2006 include a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and net income of $0.6 million ($0.02 per diluted share) related to the settlement of a tax refund issue.

Results for the three- and six-month periods ended June 30, 2005 include net income of $1.4 million ($0.04 per diluted share) related to the reduction of a restructuring cost estimate in association with the closure of a plastics manufacturing plant in the U.K., and a $1.1 million ($0.03 per diluted share) tax provision associated with the planned repatriation of foreign-sourced earnings.

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

During 2005, we completed the divestitures of our drug delivery and the clinical services businesses, which formerly comprised the Drug Delivery Systems segment. All prior periods have been restated to present the former Drug Delivery Systems segment as a discontinued operation. Discontinued operations for the three- and six-month periods ended June 2005 contributed net income of $0.6 million and $0.9 million, respectively, representing the results of the clinical services unit which was sold in August 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2006 was $136.6 million compared with $118.8 million at December 31, 2005.  The ratio of current assets to current liabilities at June 30, 2006 was 1.9 to 1.0.   Accounts receivable at June 30, 2006 were $16.9 million above year-end levels with the majority of the increase occurring in Europe as a result of higher sales levels. Our consolidated days-sales-outstanding ratio improved to 43.7 compared to 45.9 at December 2005.  June 30, 2006 inventory levels have increased $16.1 million from December 31, 2005, with $6.3 million associated with increased Tech Group inventories, principally in support of the upcoming Exubera® product launch and the planned relocation of one of our plants to a new facility. The remaining $9.8 million inventory increase is in support of a sales order backlog that increased to $208.7 million at June 30, 2006 from $182.5 million at December 31, 2005 due to strong demand for insulin and biotech products. Cash flows provided by operations were $59.4 million for the six months ended June 30, 2006 compared to $29.0 million in the corresponding six months of 2005 reflecting the strong growth in sales and operating profit, while increased accounts receivable and inventory requirements were largely offset by the timing of payments for materials and other liabilities.

Capital spending for the six-month period ended June 30, 2006 was $26.8 million.  Approximately 35% of our capital spending was invested in new product and expansion activities, with the remainder primarily consisting of normal equipment replacement and upgrade activity. The Tech Group segment accounted for $9.5 million of the capital spending, with the remaining $17.3 million attributed to the Pharmaceutical Systems segment (EurAsia $10.3 million, Americas and other $7.0 million). We project full year 2006 capital spending commitments of up to $95 million, as we seek to add needed manufacturing capacity to support the growing demand for our Pharmaceutical System segment products and look to take advantage of additional business opportunities with our Tech Group segment.

Cash flows used in financing activities include the prepayment of $100.0 million of 6.81% senior notes on February 27, 2006, as well as the early payment penalty of $5.9 million.  We financed the prepayment by issuing €81.5 million of new senior unsecured notes with a USD value of approximately $100.0 million.  €20.4 million of the notes have a maturity of 7 years with an interest rate of 4.215% while the remaining €61.1 million of the notes have a maturity of 10 years and an interest rate of 4.38%.  Our strong operating cash flow during the first six months of 2006 has allowed us to reduce borrowing under our revolving credit agreements by $27.6 million from year end 2005 levels.

We paid cash dividends totaling $7.8 million ($0.24 per share) during the six month period ended June 30, 2006. We received a net $3.1 million from the issuance of Company stock consisting of $4.4 million in proceeds from employee stock option exercises and contributions to our Employee Stock Purchase Plan (ESPP) less $1.3 million in withholding tax payments due upon the vesting of share award programs, which employees reimburse the Company through returning stock in equal value to the taxes paid on their behalf by the Company.

The following table updates our contractual obligations under debt agreements since December 31, 2005, and the effect the obligations are expected to have on our liquidity and cash flow in future periods.  No other material changes to contractual obligations have occurred during the first six months of 2006.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Debt agreements	$0.5	$1.4	$80.7	$177.3	$259.9

Debt as a percentage of total invested capital at June 30, 2006 was 39.8% compared to 45.0% at December 31, 2005.  Debt was $259.9 million at June 30, 2006, versus $281.0 million at December 31, 2005.  Total shareholders’ equity was $388.5 million at June 30, 2006 compared to $339.9 million at December 31, 2005.

We believe that our financial condition, capitalization structure and expected income from operations will be sufficient to meet our future cash requirements.

MARKET RISK

We are exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and financial position. From time to time, we manage these risks using derivative financial instruments such as interest rate swaps and forward exchange contracts.  Derivatives used by us are highly effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis.  In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.

As of June 30, 2006 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At June 30, 2006, the interest rate-swap agreements had a fair value of $4.4 million favorable to the Company and recorded as a non-current asset.

We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. We have a number of forward contracts with fair values totaling less than $0.1 million as of June 30, 2006 to purchase various currencies in Europe and Asia. In addition, we have designated our 81.5 million Euro-denominated debt as a hedge of our investment in the net assets of our European operations. A $2.2 million cumulative foreign exchange translation loss on the 81.5 Euro-denominated debt is recorded within accumulated other comprehensive income as of June 30, 2006. We also have a 1.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At June 30, 2006, a $0.3 million foreign exchange translation loss on the yen denominated debt is included within accumulated other comprehensive income.

In May of 2006, we entered into a forward-exchange arrangement with the Royal Bank of Scotland to protect us against variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into nine monthly contracts of $0.65 million each with the last contract ending on January 11, 2007. The terms of the arrangement set a base rate of 1.22 USD per Euro and a limit rate of 1.35 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiry date of any of the remaining months, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of June 30, 2006 the Euro was equal to 1.25 USD.

OFF-BALANCE SHEET AGREEMENTS

At June 30, 2006, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and recognition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: management must determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of this Interpretation must be applied to all tax positions upon initial adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management has not yet determined what impact, if any, the adoption of this Interpretation will have on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information called for by this item is included in the text under the caption “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

As reported in our Form 10-Q for the quarter ended March 31, 2006, the Commonwealth of Puerto Rico notified us in September 2005 that it intends to bring suit against the Company and other potentially responsible parties for damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico.  All parties have executed a series of tolling agreements to continue discussions before litigation, the latest version of which expires August 15, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2006 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2006 — April 30, 2006	138	$33.82	—	—

May 1, 2006 — May 31, 2006	366	$36.20	—	—

June 1, 2006 — June 30, 2006	164	$34.78	—	—
Total	668	$35.36	—	—

All 668 shares reported above were purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)         The Company held its annual meeting of shareholders on May 2, 2006

 (c)        One matter was voted on at the annual meeting:  the election of four directors in Class I, each for a term of three years, and the election of one director in Class III for a two-year term. The results of the vote taken during the meeting were as follows:

	For	Withheld
Election of Class I Directors:
Paula A. Johnson	25,411,118	131,730
William H. Longfield	25,236,582	306,266
Anthony Welters	25,405,255	137,593
Patrick J. Zenner	14,325,200	11,217,646

Election of Class III Director:
Jenne K. Britell	25,077,120	465,728

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.

(Registrant)

By: /s/ William J. Federici

William J. Federici

Vice President and Chief Financial Officer

August 7, 2006

EXHIBIT INDEX

Exhibit Number	Description
2	None.
3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.
3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.[1]
10.1	Form of Director 2006 Stock Option Award, issued pursuant to the 2004 Stock-Based Compensation Plan.
10.2	Form of Director 2006 Stock Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan.
10.3	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr.
11.	Non applicable.
15.	None.
18.	None.
19.	None.
22.	None.
23.	Non applicable.
24.	None.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	None.
100.	Non applicable.

1                      We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F-1