Form 10-Q
period 2006-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2006-11-08
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2006 there were 32,656,120 shares of the Registrant’s common stock outstanding.

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

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement.  You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following:  sales demand; the timing, regulatory approval and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation-Powder insulin device; customers’ changes to inventory requirements and manufacturing plans that alter existing orders or ordering patterns for our products; our ability to pass raw-material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; physical limits on manufacturing capacity that may limit our ability to satisfy anticipated demand; the availability of labor to meet increased demand; competition from other providers; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK Pound, Danish Krone, Japanese Yen and Singapore Dollar; higher interest rates; interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products, including products produced in northern Israel; raw-material price escalation, particularly petroleum-based raw materials, and energy costs; availability, and pricing of materials that may be affected by vendor concerns with exposure to product-related liability; and, changes in tax law or loss of beneficial tax incentives.

We also refer you to the risks associated with our business that are contained in our Annual Report on Form 10-K under the caption “RISK FACTORS” as supplemented from time to time in subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., unless noted otherwise.

Exubera® is a registered trademark of Pfizer Inc.

Part I. Financial Information

Item 1.  Financial Statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Net sales	$218,400	$181,600	$681,400	$504,000
Cost of goods sold	159,600	137,800	485,200	363,200
Gross profit	58,800	43,800	196,200	140,800
Selling, general and administrative expenses	37,100	30,700	112,000	87,900
Restructuring credit	—	(100)	—	(1,500)
Other expense, net	2,000	—	4,200	1,200
Operating profit	19,700	13,200	80,000	53,200
Loss on debt extinguishment	—	—	5,900	—
Interest expense	3,100	4,300	10,100	9,800
Interest income	(400)	(600)	(1,600)	(1,300)
Income before income taxes	17,000	9,500	65,600	44,700
Provision for income taxes	4,900	3,000	19,400	14,200
Minority interests	100	—	300	—
Income from consolidated operations	12,000	6,500	45,900	30,500
Equity in net income (loss) of affiliated companies	(200)	600	900	1,900
Income from continuing operations	11,800	7,100	46,800	32,400
Discontinued operations, net of tax	1,500	700	5,300	1,500
Net income	$13,300	$7,800	$52,100	$33,900

Net income per share:
Basic
Continuing operations	$0.37	$0.23	$1.46	$1.05
Discontinued operations	0.04	0.02	0.17	0.05
	$0.41	$0.25	$1.63	$1.10

Assuming dilution
Continuing operations	$0.35	$0.22	$1.39	$1.00
Discontinued operations	0.04	0.02	0.16	0.05
	$0.39	$0.24	$1.55	$1.05

Average common shares outstanding	32,232	31,334	32,023	30,988
Average shares assuming dilution	33,829	32,776	33,584	32,401

Dividends declared per common share	$0.13	$0.12	$0.37	$0.34

See accompanying notes to condensed consolidated financial statements

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2006	December 31, 2005 As Adjusted (See Note 2)
ASSETS
Current assets:
Cash, including cash equivalents	$44,800	$48,800
Accounts receivable, net of allowance for doubtful accounts	120,200	107,400
Inventories	94,400	71,100
Income tax refundable	1,700	3,100
Deferred income taxes	3,000	2,400
Other current assets	21,700	14,300
Total current assets	285,800	247,100
Property, plant and equipment	706,600	647,200
Less accumulated depreciation and amortization	358,200	319,200
Property, plant and equipment, net	348,400	328,000
Investments in and advances to affiliated companies	28,600	27,700
Goodwill	101,000	89,500
Pension asset	43,200	47,100
Deferred income taxes	8,600	8,300
Intangible assets, net	67,600	69,700
Restricted cash	—	7,100
Other assets	11,800	9,000
Total Assets	$895,000	$833,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$500	$300
Accounts payable	47,500	46,300
Salaries, wages and benefits	34,400	25,700
Income taxes payable	28,700	15,900
Restructuring costs	100	200
Deferred income taxes	8,200	8,300
Other current liabilities	39,100	31,600
Total current liabilities	158,500	128,300
Long-term debt	240,600	280,700
Deferred income taxes	30,600	31,900
Other long-term liabilities	57,200	48,600
Total Liabilities	486,900	489,500
Commitments and contingencies	—	—
Minority interests	4,600	4,100
Shareholders’ equity	403,500	339,900
Total Liabilities and Shareholders’ Equity	$895,000	$833,500

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated
	Common Stock		Capital in		other	Treasury Stock
	Number of shares	Common Stock	excess of par value	Retained earnings	comprehensive income	Number of shares	Treasury Stock	Total
Balance, December 31, 2005
As Previously Reported	34,330	$8,600	$39,300	$318,600	$8,900	(2,558)	$(41,900)	$333,500
Effect of change in method of accounting for inventories (See Note 2)				6,400				6,400
Balance, December 31, 2005
As Adjusted	34,330	8,600	39,300	325,000	8,900	(2,558)	(41,900)	339,900
Net income				52,100				52,100
Shares issued under stock plans			300			870	8,800	9,100
Shares issued to charitable foundation			400			32	500	900
Shares repurchased						(18)	(500)	(500)
Cash dividends declared ($0.37 per share)				(12,100)				(12,100)
Changes – other comprehensive income					14,100			14,100
Balance, September 30, 2006	34,330	$8,600	$40,000	$365,000	$23,000	(1,674)	$(33,100)	$403,500

See accompanying notes to condensed consolidated financial statements.

West Pharmaceutical Services, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows provided by (used in) operating activities:
Net income	$52,100	$33,900
Gain from discontinued operations, net of tax	(5,300)	(1,500)
Depreciation	35,900	30,000
Amortization	3,100	3,800
Loss on debt extinguishment	5,900	—
Other non-cash items, net	15,900	8,100
Changes in assets and liabilities	(9,500)	(21,000)
Net cash provided by operating activities	98,100	53,300

Cash flows provided by (used in) investing activities:
Property, plant and equipment acquired	(47,200)	(32,600)
Acquisition of business, net of cash acquired	—	(175,100)
Repayment of affiliate loan	200	200
Other	100	1,200
Net cash provided by (used in) investing activities	(46,900)	(206,300)

Cash flows provided by (used in) financing activities:
Prepayment of senior notes	(105,900)	—
Issuance of senior unsecured notes	100,100	—
Net borrowings (repayments) under other debt agreements	(48,900)	109,800
Repayment of other short-term debt	—	(10,000)
Dividend payments	(11,600)	(10,300)
Issuance of common stock	4,000	12,500
Net cash provided by (used in) financing activities	(62,300)	102,000

Cash flows provided by operating activities of discontinued operations	4,100	—
Cash flows provided by investing activities of discontinued operations	—	8,400
Net cash provided by discontinued operations	4,100	8,400

Effect of exchange rates on cash	3,000	(5,300)
Net (decrease) in cash and cash equivalents	(4,000)	(47,900)

Cash, including cash equivalents at beginning of period	48,800	68,800
Cash, including cash equivalents at end of period	$44,800	$20,900

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Note 1:  Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The interim consolidated financial statements for the three-and nine month periods ended September 30, 2006 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2005 Annual Report on Form 10-K.

Interim Period Accounting Policy

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting mainly of normal recurring accruals and adjustments, necessary for the fair presentation of our financial position as of September 30, 2006, the results of operations and cash flows for the periods ended September 30, 2006 and 2005 and the change in shareholders’ equity for the nine months ended September 30, 2006.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the third quarter of 2006 we recorded a net $700 favorable adjustment to tax expense primarily resulting from the closure of the 2002 U.S. federal tax audit year. The nine month period of 2006 also includes a $400 tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.

During 2005 we finalized plans to repatriate up to $70,000 of unremitted earnings of foreign subsidiaries and our results for the nine month period ending September 30, 2005 include a $1,200 associated tax provision, of which $1,100 was recorded in the second quarter of 2005 with the remainder recorded in the third quarter of 2005.

Note 2:  Change in Accounting Principle

During the first quarter of 2006, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO) for inventory located in the United States, which accounts for approximately 30% of our total consolidated inventory.  The majority (70%) of our inventory had already been accounted for on, primarily, the FIFO method. The change was made to facilitate a comparison of our financial results with those of our principal competitors and customers on such measures as inventory levels and turnover, gross margin and operating earnings. We also believe that using the FIFO method provides a better match of expenses and revenues and provides a more consistent inventory costing method within our operating segments; thus, the change in accounting is considered preferable.

FASB Statement 154 “Accounting Changes and Error Corrections” requires retrospective application of the new accounting principle to all periods presented. The change has been applied retrospectively and the financial statements have been adjusted for all prior periods presented.  The change from the LIFO method to the FIFO method had no impact on the results of operations for all periods presented.  The Condensed Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect an increase in retained earnings of $6,400, an increase in inventories of $9,900 and an increase in the current deferred income tax liability of $3,500.

Note 3:  Debt Extinguishment

On February 27, 2006, we prepaid $100,000 of 6.81% senior notes maturing April 8, 2009.  As required by the note purchase agreement, we incurred costs of approximately $5,900 in connection with the prepayment.

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

	Three Months Ended 9/30/05	Nine Months Ended 9/30/05
Net sales	$183,400	$574,700
Income from continuing operations	$7,400	$33,600
Income from continuing operations per diluted share	$0.23	$1.04
Net income	$8,100	$35,100
Net income per diluted share	$0.25	$1.09

Note 5:  Stock-Based Compensation

For the nine months ended September 30, 2006 we granted 260,429 stock options and 22,154 stock appreciation rights (“SARs”) to key employees, and an additional 64,000 in stock options to non-employee directors, under the terms of the Company’s 2004 Stock-Based Compensation Plan.  All awards expire ten years from the date of grant.  Stock options and SARs granted to employees vest in equal annual increments over 4 years of continuous service, while the stock options granted to non-employee directors vest one year from the date of grant. Upon the exercise of stock options, shares are issued from treasury stock in exchange for the exercise price of the options.  Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company’s stock on the date of exercise.  As a result of the cash settlement feature, SAR awards are recognized over their vesting period as a liability.  The fair value of the options and SAR awards was estimated on the date of grant using a Black-Scholes option valuation model that used the following range of assumptions:  average risk-free interest rate of 4.6% to 6.3%, average expected life of 6 years, estimated volatility based on history of 29% and a dividend yield of 1.3% to 1.5%.  The grant date fair value of options and SARs granted during the nine months ended September 30, 2006 ranged from $10.46 to $12.90.  The fair value of each SAR is adjusted to reflect changes in assumptions between the date of grant and the end of the period with the resulting change reflected in expense in each period. Total compensation cost related to non-vested option and SAR awards not yet recognized was $4,900 at September 30, 2006. This compensation cost will be recognized over an average period of 1.8 years.

In addition to stock options and SAR awards, we award performance vesting share (“PVS”) rights and performance vesting unit (“PVU”) rights under the 2004 Stock-Based Compensation Plan.  Recipients of PVS rights are entitled to receive a certain number of shares of our common stock depending on the achievement of certain performance targets involving annual growth rates on revenue and return on invested capital (“ROIC”) for specified performance periods.  Recipients of PVU rights are entitled to receive a payment in cash per unit based on the fair market value of a share of the Company’s common stock at the end of the performance period dependent on the achievement of the same performance targets.  Recipients will receive no shares or units if actual results for the performance period are less than 70% of the targeted performance.  Achievement of between 70% and 100% of the performance targets would result in recipients earning between 50% and 100% of their targeted amount.  Achievement of between 101% and 150% of the performance targets would result in the award of between 101% and 200% of the targeted amount. During the nine month period ended September 30, 2006, we awarded 87,954 PVS rights and 7,572 PVU rights to key employees covering a three-year performance period ending December 31, 2008. The number of rights awarded was based on achieving 100% of the revenue-growth and ROIC goals.  Maximum performance against the target could result in the award of up to 175,908 shares and 15,144 units. As a result of the cash settlement feature, PVU awards are recognized over the performance period as a liability.   The fair value of PVS rights is determined at the grant date fair market value and is recognized as an expense over the performance period.  The fair value of PVU rights is determined at the grant date fair market value and then revalued at the end of each quarter based on changes in the Company’s stock price. Total compensation cost related to unearned PVS and PVU awards not yet recognized was $4,800 at September 30, 2006.  This compensation cost will be recognized over an average period of 1.8 years.

We also offer an Employee Stock Purchase Plan (ESPP) which allows employees to purchase our common stock at a 15% discount to the current market price at the end of quarterly offering periods. The ESPP was amended in early 2006, limiting participation to payroll deductions only and eliminating a ‘look-back option’ feature that permitted shares to be purchased at the lower of our stock price at the beginning or end of the offering period.

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalents account. Amounts credited to the stock equivalents account are converted in common stock-equivalent units based on the fair market value of one share of the Company’s common stock on the last day of the quarter. The stock-equivalent units are ultimately paid in cash at an amount determined by multiplying the number of stock-equivalent units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the investment in stock equivalent units of our stock. As of September 30, 2006 the deferred compensation plans held 285,548 stock equivalent units, which are recorded as a liability due to the cash settlement feature. All stock equivalent unit liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period.

The following table summarizes our stock based compensation expense recorded in the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Stock Option & Appreciation Rights	$700	$600	$1,800	$1,500
Performance Vesting Shares	800	900	2,600	2,600
Performance Vesting Units	—	—	100	—
Employee Stock Purchase Plan	100	—	200	1,600
Deferred Compensation Plans	900	500	4,700	1,900
Total Stock Based Compensation expense	$2,500	$2,000	$9,400	$7,600

Note 6:  Inventories

Inventories at September 30, 2006 and December 31, 2005 were as follows:

	9/30/06	12/31/05
Finished goods	$39,900	$26,300
Work in process	14,600	10,300
Raw materials	39,900	34,500
	$94,400	$71,100

Note 7:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Net income	$13,300	$7,800	$52,100	$33,900
Foreign currency translation adjustments	5,400	(1,700)	14,100	(25,700)
Minimum pension liability translation adjustments, net of tax	(200)	400	(500)	400
Unrealized (losses) gains on derivatives, net of tax	(1,700)	100	500	600
Comprehensive income (loss)	$16,800	$6,600	$66,200	$9,200

The unrealized gain (loss) on derivatives reflects the change in fair market value of our two interest rate swap agreements which effectively fix the interest rates payable on $50 million and $25 million of variable rate debt maturing on July 28, 2012 and July 28, 2015, respectively.

Note 8:  Segment Information

Net sales and operating profit by reporting segment for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Net Sales
Pharmaceutical Systems	$153,700	$127,400	$480,100	$401,800
Tech Group	66,900	56,100	209,100	108,600
Eliminations	(2,200)	(1,900)	(7,800)	(6,400)
Consolidated total	$218,400	$181,600	$681,400	$504,000

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Operating Profit
Pharmaceutical Systems	$26,600	$18,800	$100,400	$71,800
Tech Group	3,500	2,100	13,100	5,900
Restructuring credit	—	100	—	1,500
Corporate costs	(6,100)	(4,500)	(17,700)	(14,600)
Stock based compensation costs	(2,500)	(2,000)	(9,400)	(7,600)
Domestic pension expense	(1,800)	(1,300)	(6,400)	(3,800)
Operating profit	19,700	13,200	80,000	53,200
Loss on debt extinguishment	—	—	(5,900)	—
Interest expense	(3,100)	(4,300)	(10,100)	(9,800)
Interest income	400	600	1,600	1,300
Income before income taxes	$17,000	$9,500	$65,600	$44,700

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

Note 9:  Capital Stock

Common stock issued at September 30, 2006 was 34,330,282 shares, of which 1,674,162 shares were held in treasury.  A dividend of $.12 per common share was paid in the third quarter of 2006 and a dividend of $.13 per share was paid on November 1, 2006.

Note 10:  Net Income Per Share

Below are the calculations of earnings per share for the three and nine months ended September 30, 2006 and 2005.  During both the three and nine month periods ended September 30, 2006, stock options of 321,335 were excluded from the computation of diluted earnings per share as their impact would be anti-dilutive.  There were 28,800 anti-dilutive options outstanding during both the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Net income	$13,300	$7,800	$52,100	$33,900

Average common shares outstanding	32,232	31,334	32,023	30,988
Add: Dilutive stock options and contingent share rights	1,597	1,442	1,561	1,413
Average shares assuming dilution	33,829	32,776	33,584	32,401

Basic net income per share	$0.41	$0.25	$1.63	$1.10
Diluted net income per share	$0.39	$0.24	$1.55	$1.05

Note 11:  Commitments and Contingent Liabilities

As reported in our Form 10-Q for the quarter ended June 30, 2006, the Commonwealth of Puerto Rico notified us in September 2005 that it intends to bring suit against the Company and other potentially responsible parties for damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico.  All parties have executed a series of tolling agreements to continue discussions before litigation. We have reserved $500 for this matter based on the status of discussions as of the filing date of this Report.

We have entered into agreements with state and federal environmental regulatory agencies to investigate, monitor and, in certain cases, remediate soil or ground water contamination at some of our current and former U.S. manufacturing facilities.  We have accrued $2,300 at September 30, 2006 for the estimated cost of environmental compliance at these sites.

Note 12:  Goodwill and Intangibles

Goodwill by reportable segment as of September 30, 2006 and December 31, 2005 was as follows:

	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2005	$63,600	$25,900	$89,500
Additions	—	7,500	7,500
Foreign currency translation	4,000	—	4,000
Balance, September 30, 2006	$67,600	$33,400	$101,000

Intangible assets and accumulated amortization as of September 30, 2006 and December 31, 2005 were as follows:

	9/30/06		12/31/05
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$6,300	$(1,700)	$6,000	$(1,300)
Trademarks	11,300	(100)	11,200	—
Customer relationships	29,600	(2,100)	29,200	(900)
Customer contracts	22,700	(1,600)	22,600	(700)
Non-compete agreements	3,900	(700)	3,800	(200)
	$73,800	$(6,200)	$72,800	$(3,100)

The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $1,000 for the nine month period ended September 30, 2006.  Amortization expense for the nine month period ended September 30, 2006 was $3,100.  Trademarks with a carrying amount of $10,000 were determined to have indefinite lives and therefore do not require amortization.

Note 13:  Other Expense

Other expense for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Foreign exchange losses (gains)	$200	$(200)	$400	$500
Loss on sales of equipment	—	—	800	—
Asset impairment charges	1,600	—	1,600	500
Other, net	200	200	1,400	200
Other expense, net	$2,000	$—	$4,200	$1,200

During the third quarter of 2006, we received a production requirement forecast indicating a substantial reduction in projected orders for one of our reconstitution devices, with an indication that the customer will be looking towards other technologies to deliver their product in the near future. Accordingly, we revised our cash flow projections and fair market value estimates for this product line and determined that our book value in the dedicated production facility for this product exceeded the revised fair value projection by $1,600.  The nine month results for 2005 include a $500 impairment of an investment in a company that had been developing genomics analysis technology.

The increase in “other, net” to $1,400 in the nine month period of 2006 from $200 in 2005 is mostly attributed to a $500 provision for prepaid royalties that are not expected to be recovered against future sales, and a $500 increase in sales and use tax provisions, miscellaneous asset write-offs and other costs.

Note 14:  Benefit Plans

The components of net pension expense for domestic and international plans for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pension benefits		Other retirement benefits
Three months ended	9/30/06	9/30/05	9/30/06	9/30/05
Service cost	$1,400	$1,300	$300	$200
Interest cost	2,900	3,000	200	200
Expected return on assets	(3,700)	(3,800)	—	—
Amortization of prior service cost	200	200	—	—
Recognized actuarial losses	1,000	700	—	—
Pension expense	$1,800	$1,400	$500	$400

	Pension benefits		Other retirement Benefits		Total
Three months ended	9/30/06	9/30/05	9/30/06	9/30/05	9/30/06	9/30/05
Domestic plans	$1,300	$900	$500	$400	$1,800	$1,300
International plans	500	500	—	—	500	500
	$1,800	$1,400	$500	$400	$2,300	$1,800

	Pension benefits		Other retirement benefits
Nine months ended	9/30/06	9/30/05	9/30/06	9/30/05
Service cost	$4,300	$4,000	$800	$700
Interest cost	9,500	8,900	600	500
Expected return on assets	(11,100)	(11,400)	—	—
Amortization of transition obligation	100	—	—	—
Amortization of prior service cost	600	500	100	—
Recognized actuarial losses	3,000	2,200	—	—
Pension expense	$6,400	$4,200	$1,500	$1,200

	Pension benefits		Other retirement Benefits		Total
Nine months ended	9/30/06	9/30/05	9/30/06	9/30/05	9/30/06	9/30/05
Domestic plans	$4,900	$2,600	$1,500	$1,200	$6,400	$3,800
International plans	1,500	1,600	—	—	1,500	1,600
	$6,400	$4,200	$1,500	$1,200	$7,900	$5,400

Note 15:  Discontinued Operations

In April 2006, the U.S. Department of the Treasury confirmed our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business.  Accordingly, our nine month results ended September 30, 2006 include the $3,800 effect of that resolution as income from discontinued operations. In the third quarter of 2006 we received and recorded $300 in interest income connected with this tax claim, and recognized a $1,200 favorable adjustment to tax accruals associated with our former Drug Delivery Systems segment as a result of the closure of the 2002 U.S. federal tax audit year.

During 2005, we completed the divestitures of our drug delivery and clinical services businesses, which formerly comprised the Drug Delivery Systems segment.  All prior periods have been adjusted to present the results of the former Drug Delivery Systems segment as a discontinued operation. The income in 2005 primarily reflects the results of the clinical services unit, which was sold in August 2005.

Net sales and income from discontinued operations for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Net sales	$—	$2,300	$—	$7,900
Pretax income from discontinued operations	300	400	300	1,100
Pretax gain on sale of discontinued operations	—	700	—	700
Income tax benefit (expense)	1,200	(400)	5,000	(300)
Net income from discontinued operations	$1,500	$700	$5,300	$1,500

Note 16:  Subsequent Events

On October 17, 2006 our Board of Directors approved an amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan’s current pension formulas and accruals for both hourly and salaried participants will be frozen as of December 31, 2006.  Effective January 1, 2007, new cash-balance formulas will be implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant’s compensation will be credited to a participant account each year.  The amount credited is determined by the age of the participant and the percentage of annual compensation assigned to that age band.  These percentages will range from 2.5% of compensation for employees who are less than 30 years old up to 7.0% for employees 55 years of age or older.  For current participants who have attained minimum age and service levels, an additional annual credit referred to as a “transition benefit” will be made to their accounts.  Separate transition benefit formulas have been established for hourly and salaried participants.  The participant will retain that transition benefit for 12 years or until retirement, whichever comes first. The participant accounts under the amended plan will also be credited annually with interest, set at the 30-year Treasury rate in November preceding the plan year. Participant accounts will be portable subject to a three-year vesting requirement.

Our Board also adopted certain ‘safe harbor’ features to our 401(k) savings plan covering certain salaried and hourly U.S. employees.  Effective January 1, 2007, the Company will increase its contributions to a 100% match on the first 3% of employee contributions, and a 50% match on the next 2% of employee contributions. The current Company match is equal to 50% of each participant’s contribution up to 6% of the participant’s base compensation. The amended plan also will allow for the immediate 100% vesting of all employer contributions made after January 1, 2007.  Employer contributions made prior to January 1, 2007 will retain their previous 5-year vesting schedule.

Our Board also amended, effective January 1, 2007, our non-qualified deferred compensation plan for designated officers, incorporating similar company match and vesting features as discussed for the 401(k) savings plan.  In addition, the Board expanded eligibility for participation to include Company employees with an annual base salary of at least $150,000.  The non-qualified plan is intended to operate as an “excess” plan for our officers and certain other highly compensated employees who have exceeded the maximum deferral limits of the 401(k) savings plan.

We expect that the total annual cost of the amended pension and savings plans will be approximately the same as under the former plan design, as decreases in defined pension cost will be largely offset by higher savings plan costs due to the increase in the employer matching contribution.

Employees of our acquired Tech Group business are not covered by the plan changes discussed above.

Note 17:  New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of this interpretation must be applied to all tax positions upon initial adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is in the process of determining what impact, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of determining what impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Among other changes, the new standard requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation would be the accumulated postretirement benefit obligation. The new standard applies to fiscal years ending after December 15, 2006. As the final fair market value of plan assets for December 31, 2006 is not yet available, management cannot yet estimate the final impact of the new standard on the adoption date. However, based on the plan design, including the impact of the recent plan amendments discussed in Note 16, an estimate of plan asset fair market value derived from September 30, 2006 market values, and assuming a 6% discount rate to determine our projected benefit obligation, we project that the adoption of the new accounting standard will result in a net reduction to shareholders equity of approximately $21.6 million ($33.3 million pre-tax, less an $11.7 million deferred tax benefit) at December 31, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered when quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe the adoption of SAB 108 will have a material impact on our financial statements.

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

In January 2006, the United States Food and Drug Administration and the European Medicines Agency granted marketing approval for Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar Therapeutics that will be marketed by Pfizer, Inc.  Our Tech Group is one of two contract-manufacturers for Nektar’s inhalation delivery device.  Although the product faces significant challenges in gaining acceptance among physicians and diabetic patients, current expectations for the product are positive.

In view of projected sales growth and favorable market trends particularly within our Pharmaceutical Systems segment, we expect to accelerate the expansion of our production capacity in the next year, estimating capital spending to be between $110 and $125 million. Incremental spending is focused on, but not limited to, expansions in our Europe and Asia/Pacific operating region. As part of the overall effort to increase manufacturing capacity, we intend to establish a manufacturing presence in the Peoples Republic of China (“PRC”). Management is executing plans that will culminate in a new plastic injection-molding plant, with planned completion in 2009, and we have initiated agreements to form a joint venture with a local medical rubber manufacturer, designed to lead to a new rubber components plant that would be fully completed in 2011, subject to the transfer of manufacturing licenses and necessary government and regulatory approval. The plastics plant initially will be dedicated to supporting a specific customer’s requirements for specialized IV closures for the domestic PRC market. Acquisition of land-use rights and arrangements for the necessary utilities and improvements to support the new plants are being finalized. Our capital spending plans anticipate the investment of approximately $80 million in the two China plants, to be spent over the next five years.

Our financial statements include the results of the businesses we acquired in 2005 for periods subsequent to their acquisition date.  For the purpose of aiding the comparison of our year-to-year results, reference is made in management’s discussion and analysis to results excluding the impact of our 2005 acquisitions and the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with United States generally accepted accounting principles (“GAAP”) and are “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended		Nine Months Ended
Net sales by reportable segment	9/30/06	9/30/05	9/30/06	9/30/05
($ in millions)
Pharmaceutical Systems Segment	$153.7	$127.4	$480.1	$401.8
Tech Group Segment	66.9	56.1	209.1	108.6
Intersegment Sales	(2.2)	(1.9)	(7.8)	(6.4)
Total Net Sales	$218.4	$181.6	$681.4	$504.0

Consolidated third quarter 2006 net sales were $218.4 million, an increase of $36.8 million (20.3%) above those achieved in the third quarter of 2005. Net sales of businesses acquired during 2005 totaled $55.4 million in 2006 compared to $41.6 million in 2005 representing $13.8 million, or 3.8 percentage points, of the 2006 third quarter sales increase. The increase in third quarter sales noted for our acquired businesses largely reflects operational sales growth, particularly within our Tech Group segment, rather than the timing affect of the acquisition. The TGI business was acquired on May 20, 2005 and is included within our Tech Group segment.  Monarch Laboratories (acquired February 11, 2005) and Medimop (acquired August 2, 2005) are included within our Pharmaceutical Systems segment.  Foreign currency exchange rates were favorable in the comparison of quarter-to-quarter sales, accounting for $3.2 million, or 2.3 percentage points, of our sales growth. Excluding the performance of our acquired businesses and the impact of foreign currency, third quarter 2006 net sales were 14.2% above 2005 third quarter net sales. Sales price increases accounted for 3 percentage points of our third quarter sales growth.

In the Pharmaceutical Systems segment, third quarter 2006 net sales were $26.3 million or 20.6% favorable to those achieved in the prior year quarter. The acquired Medimop and Monarch businesses contributed net sales of $6.0 million in the 2006 third quarter compared to $2.7 million in the 2005 third quarter representing $3.3 million, or 2.2 percentage points, of the sales increase. Foreign currency exchange rates were $3.2 million favorable in the quarter-to-quarter comparison, accounting for 2.6 percentage points of the net sales increase. Excluding the performance of our acquired businesses and the impact of foreign currency, third quarter 2006 net sales in the Pharmaceutical Systems segment were $19.7 million, or 15.8%, above 2005 third quarter net sales.  Third quarter 2006 net sales of our Westar ® product line accounted for over one-third of our sales increase over the 2005 quarter. Westar ® is a process performed by West where we wash and siliconize pharmaceutical closures and syringe components. The Westar ® process eliminates these steps for our customers, and prepares these components for sterilization procedures at our customers’ manufacturing facilities. Third quarter 2006 net sales also continued to benefit from strong demand for pharmaceutical packaging components used in pre-filled syringe systems, the return to normal demand for the Company’s advanced coating materials on various types of rubber components and the continuing success of our Flip-Off ® seal products which include recent improvements in product identification and anti-counterfeiting technologies. Sales of disposable medical devices such as components for disposable syringes and dropper bulbs were also favorable, accounting for $2.9 million of the quarter-to-quarter sales increase.

Tech Group segment third quarter 2006 net sales were $10.8 million, or 19.3%, above those recorded in the 2005 quarter. Net sales of a pulmonary drug delivery device for the inhaleable insulin product Exubera ® inhalation powder, licensed by Pfizer Inc. and developed by our customer, Nektar Therapeutics, accounted for $6.6 million of the third quarter 2006 sales increase.  Exubera® is the first inhaled form of insulin and the first insulin option in the European Union, United States, Brazil and Mexico in more than 80 years that does not need to be administered by injection. Pfizer currently markets the product in the United Kingdom, Ireland and Germany. In the United States, Pfizer plans an expanded roll-out of Exubera® to primary care physicians beginning in January of 2007.  In addition to the Exubera ® device, other healthcare device sales in the third quarter of 2006 were $1.4 million above the prior year quarter, largely due to revenues from the assembly of insulin pen injection devices. Our Tech Group segment also recorded a $2.8 million increase in third quarter 2006 net sales of consumer and industrial products that include golf club components, air fresheners and battery seals.  For the third quarter of 2006, net sales of healthcare related products comprised 55% of total Tech Group segment net sales. Consumer and industrial products represented 33% of Tech Group segment third quarter 2006 revenues. Tooling and development projects accounted for the remaining 12% of Tech Group segment third quarter 2006 net sales.

Consolidated net sales for the nine months ended September 30, 2006 were $681.4 million, an increase of $177.4 million, or 35.2%, compared to the first nine months of 2005.  The 2005 acquisitions contributed $108.9 million, or 19.8 percentage points, of the sales increase. Foreign exchange rate variances in the nine month comparisons were unfavorable by $3.4 million, or 0.8 percentage points. Excluding the performance of acquired businesses and the impact of foreign currency, sales in West’s pre-existing businesses achieved sales of $71.9 million, or 16.2 percentage points, above prior-year levels.   The Pharmaceutical Systems segment contributed $68.8 million of the year-to-date net sales increase not related to our acquisitions, led by sales of pre-filled injection syringe components and seals and other components for vials, many of which were treated with West’s advanced coating and Westar® applications.  The remaining $3.1 million of growth was within the previously existing plastics unit and was primarily attributed to increased sales of nurser assemblies, containers for pain relief medication and weight loss products, and juice container closures. Sales price increases accounted for 3% of consolidated sales growth in the nine month comparison.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
Gross profit and gross margin by segment:	9/30/06	9/30/05	9/30/06	9/30/05
($ in millions)
Pharmaceutical Systems Segment
Gross Profit	$50.0	$36.9	$166.6	$125.8
Gross Margin	32.6%	29.0%	34.7%	31.3%

Tech Group Segment
Gross Profit	$8.8	$6.9	$29.6	$15.0
Gross Margin	13.1%	12.4%	14.2%	13.8%

Consolidated Gross Profit	$58.8	$43.8	$196.2	$140.8
Consolidated Gross Margin	26.9%	24.1%	28.8%	27.9%

Third quarter 2006 consolidated gross profit improved to $58.8 million, a $15.0 million increase over the 2005 third quarter.  The timing of the Medimop acquisition accounts for $1.3 million of the increase in gross profit, reflected within the Pharmaceutical Systems segment.  The third quarter 2006 consolidated gross margin was 2.8 percentage points better than the prior-year third quarter margin. High factory utilization produced volume related efficiencies and provided 1.5 percentage points of gross margin improvement while a favorable product mix added an additional 0.7 percentage point improvement. Cost improvement programs and sales price increases, less unfavorable material overhead and other costs, generated an additional net 0.6 percentage point improvement in the 2006 to 2005 third quarter gross margin comparison.

Within the Pharmaceutical Systems segment, third quarter 2006 gross margins improved to 32.6%, a 3.6 percentage point improvement over the margins achieved in the third quarter of 2005. Higher sales volumes and related plant efficiency variances contributed 3.3 percentage points of the Pharmaceutical Systems segment margin increase, while a favorable sales mix led by stronger growth in sales of pre-filled syringe components and increased demand for Westar® and advanced coating treated disposable syringe components yielded an additional 0.9 percentage point margin improvement. These favorable gross margin variances were partially offset by a net 0.6 percentage point unfavorable variance resulting from higher raw material prices, plant overheads, utility costs, compensation increases, and higher depreciation expense which more than offset related sales price increases. Third quarter 2005 gross margins were affected by an unfavorable product mix as customers were reducing inventories acquired in 2004 pending a change in one of our advanced coating formulations.

In the Tech Group segment, gross margins improved by 0.7 percentage points largely due to the additional sales volumes and beneficial impact on sales mix associated with the launch of the Exubera ® inhalation device. Sales of relatively higher margin medical device products (as compared to lower margin consumer, industrial and tooling revenues) accounted for 55% of Tech Group segment sales in the third quarter of 2006 compared to 51% of Tech Group segment sales in 2005.

For the nine month period ended September 30, 2006, gross profit was $196.2 million, or $55.4 million above that reported in the 2005 nine month period. Consolidated gross margins in the 2006 nine month period were 28.8% versus the 27.9% margins achieved in the 2005 period.  The inclusion of the lower-margin acquired businesses reduced reported 2006 and 2005 nine month margins by 4.1 and 2.0 percentage points, respectively. The Pharmaceutical Systems segment contributed $40.8 million of the gross profit increase and improved gross margins by 3.4 percentage points over the prior-year period. As in the quarter, the improvement in the nine month period was largely due to the impact of higher sales volumes, improved plant efficiencies, and a favorable product mix.  The Tech Group segment contributed $14.6 million of the gross profit increase, of which $14.0 million was generated by the acquired TGI business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative (“SG&A”) expenses were $37.1 million in the third quarter of 2006; $6.4 million higher than those recorded in the third quarter of 2005.  SG&A costs within the acquired business units accounted for $0.7 million of the increase.  On a year-to-date basis, SG&A costs are $24.1 million above 2005 levels with the impact of the acquired businesses accounting for $9.0 million of the increase.

The following table reports selling, general and administrative costs by reportable segment, including corporate and unallocated costs, for the three and nine month periods ended September 30, 2006 and 2005:

Selling, General and Administrative Costs (SG&A):	Three Months Ended		Nine Months Ended
($ in millions)	9/30/06	9/30/05	9/30/06	9/30/05
Pharmaceutical Systems SG&A costs	$21.4	$18.1	$62.3	$53.2
Pharmaceutical Systems SG&A as a % of segment net sales	13.9%	14.2%	13.0%	13.2%

Tech Group SG&A costs	$5.3	$4.9	$16.2	$8.8
Tech Group SG&A as a % of segment net sales	7.9%	8.7%	7.7%	8.1%

Corporate costs:
General corporate costs	6.1	4.4	17.7	14.5
Stock based compensation costs	2.5	2.0	9.4	7.6
U.S. pension plan expense	1.8	1.3	6.4	3.8

Total Selling, General & Administrative costs	$37.1	$30.7	$112.0	$87.9
Total SG&A as a % of total net sales	17.0%	17.0%	16.4%	17.4%

In the Pharmaceutical Systems segment, third quarter 2006 SG&A costs increased by $3.3 million over the prior-year third quarter. The increase consists of higher compensation and benefit costs of $1.2 million, a $0.8 million increase in costs associated with product development activities, unfavorable foreign exchange rate variances totaling $0.5 million, $0.3 million associated with the timing of the 2005 Medimop acquisition, and other costs totaling $0.5 million primarily related to higher facility and travel expenses. The increase in compensation cost includes the impact of annual salary increases, sales bonuses and an increase in staff associated with research and development activities. For the nine month period, 2006 Pharmaceutical Systems segment SG&A costs were $9.1 million higher than the prior-year period, with the acquired Medimop business accounting for $2.0 million of the year-to-date increase. The remaining $7.1 million increase in year-to-date Pharmaceutical Systems SG&A spending includes $4.3 million in compensation increases including salary increases, increased staffing levels and benefit costs, a $1.3 million increase in development, consulting and commission costs, a $0.8 million increase in travel costs, and a $0.7 million increase in facility operating costs.

Third quarter 2006 SG&A costs in the Tech Group segment were $0.4 million above third quarter 2005 costs. For the nine month period, Tech Group segment SG&A costs in 2006 were $7.4 million above 2005, with the timing of the acquisition of TGI accounting for $6.6 million of the increase.  The remaining increase in both the quarter and nine month comparisons is attributed mostly to increased staffing levels.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses.  Third quarter 2006 general corporate costs were $1.7 million higher than those incurred in the 2005 quarter, due primarily to a $0.6 million increase in incentive compensation costs, a $0.5 million provision for an environmental compliance issue and $0.6 million in other costs including insurance, tax administration and travel. For the nine month period, 2006 general corporate costs exceed those of the prior year period by $3.2 million, consisting of $1.5 million in higher incentive compensation costs, the $0.5 environmental compliance provision, $0.5 million in severance costs, and a net $0.7 million increase in other costs primarily associated with tax planning and administration.

Stock based compensation costs were $0.5 million higher in the third quarter of 2006 as compared to the third quarter of 2005, primarily due to the increase in West stock price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. For the nine month period, stock based compensation costs were $1.8 million above the prior year period. The stock price indexed deferred compensation plans accounted for $2.8 million of the year-to-date increase, partially offset by a net $1.0 million decrease in other stock based plans principally resulting from lower employee stock purchase plan costs.

U.S. pension plan expenses in 2006 were $0.5 million and $2.6 million higher than the corresponding third quarter and nine month periods of 2005. The increase in U.S. pension costs is primarily due to higher benefit obligations generated by changes in actuarial mortality assumptions.  As a result of actuarial valuations completed during the third quarter we have revised our initial full-year 2006 U.S. pension expense estimate of $9.2 million down to $8.5 million.

OTHER EXPENSE, NET

The following table presents the components of other expense (income) for the three and nine month periods ended September 30, 2006 and 2005.

Other expense (income):	Three Months Ended		Nine Months Ended
($ in millions)	9/30/06	9/30/05	9/30/06	9/30/05
Foreign currency transaction losses (gains)	$0.2	($0.2)	$0.4	$0.5
Loss (gain) on sales of equipment	—	—	0.8	—
Asset impairment charges	1.6	—	1.6	0.5
Other, net	0.2	0.2	1.4	0.2
Total Other Expense	$2.0	$—	$4.2	$1.2

During the third quarter of 2006, we received a production requirement forecast indicating a substantial reduction in projected orders for one of our reconstitution devices, with an indication that the customer will be looking towards other technologies to deliver their product in the near future. Accordingly, we revised our cash flow projections and fair market value estimates for this product line and determined that our book value in the dedicated production facility for this product exceeded the revised fair value projection by $1.6 million.  The nine month results for 2005 include a $0.5 million impairment of an investment in a company that had been developing genomics analysis technology.

The increase in “other, net” to $1.4 million in the nine month period of 2006 from $0.2 million in 2005 is mostly attributed to a $0.5 million provision for prepaid royalties that are not expected to be recovered against future sales, and a $0.5 million increase in sales and use tax provisions, miscellaneous asset write-offs and other costs.

For the nine month periods ended September 30, 2006 and 2005, other expense of $3.9 million and $0.9 million, respectively, was reported in the results of the Pharmaceutical Systems segment.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

Operating profit (loss) by reportable segment:	Three Months Ended		Nine Months Ended
($ in millions)	9/30/06	9/30/05	9/30/06	9/30/05
Pharmaceutical Systems	$26.6	$18.8	$100.4	$71.8
Tech Group	3.5	2.1	13.1	5.9
Restructuring Credit	—	0.1	—	1.5
Corporate costs	(6.1)	(4.5)	(17.7)	(14.6)
Stock based compensation costs	(2.5)	(2.0)	(9.4)	(7.6)
Domestic pension expense	(1.8)	(1.3)	(6.4)	(3.8)
Consolidated Operating Profit	$19.7	$13.2	$80.0	$53.2

The businesses acquired during 2005 (Medimop and Monarch) contributed $1.4 million in operating profit to third quarter 2006 Pharmaceutical Systems segment results, compared to $0.5 million in the third quarter of 2005. For the nine month period, the acquired businesses contributed $4.1 million to 2006 Pharmaceutical Systems segment operating profit compared to $1.0 million in 2005.  In the Tech Group segment, the acquired TGI business generated operating profit of $2.6 million and $8.6 million for the third quarter and nine month periods of 2006, respectively.  TGI was acquired in May 2005 and contributed $0.7 million and $1.8 million of operating profit to the third quarter and nine month results of 2005, respectively.

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

INTEREST EXPENSE (INCOME)

Interest expense for the third quarter of 2006 is $1.2 million lower than the 2005 third quarter due to lower interest rates made possible by our refinancing activity. For the nine month period, the favorable interest rate variances were completely offset by higher average debt levels resulting from the May 2005 TGI and August 2005 Medimop acquisitions. Interest income for the nine month period of 2006 includes $0.3 million of interest income related to the settlement of tax return refund issues.

Interest expense (income):	Three Months Ended		Nine Months Ended
($ in millions)	9/30/06	9/30/05	9/30/06	9/30/05
Interest expense	$3.3	$4.5	$10.6	$10.3
Capitalized interest	(0.2)	(0.2)	(0.5)	(0.5)
Interest income	(0.4)	(0.6)	(1.6)	(1.3)
Interest expense (net)	$2.7	$3.7	$8.5	$8.5

PROVISION FOR INCOME TAXES

The effective tax rate for the quarter ended September 30, 2006 was 28.7% compared to 31.0% in the prior-year quarter. For the nine month period, the effective tax rate was 29.6 % in 2006 compared to 31.8% in 2005.

The effective tax rate for the third quarter and nine month periods of 2006 includes a net $0.7 million favorable adjustment to tax expense primarily resulting from the closure of the 2002 U.S. federal tax audit year. The nine month period of 2006 also includes a $0.4 million tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. Including the impact of these discrete items, we anticipate our annual effective tax rate for 2006 will be approximately 30.0%.

The effective tax rate for the nine month period of 2005 includes a $1.2 million tax provision related to the repatriation of foreign earned income.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

Our equity earnings include the results of Daikyo Seiko, Ltd., a Japanese company in which we have a 25% ownership interest, and our 49% ownership of affiliates in Mexico. Our affiliated companies produced a loss of $0.2 million for the 2006 third quarter, compared to income of $0.6 million in the 2005 third quarter. For the nine month period, 2006 equity earnings were $0.9 million compared to $1.9 million in the prior year period. The 2006 results include a $0.7 million equity loss related to a decision by Daikyo to demolish an existing facility in order to proceed with the construction of a new plant dedicated to the production of Daikyo’s Resin CZ®, an advanced plastic product used in vials, syringes and bottles. In addition to the Daikyo demolition charge, 2006 equity income is less than the prior year due to lower results from Mexico following the transfer of some customer products to our fully-owned plant in Kinston, North Carolina.

INCOME FROM CONTINUING OPERATIONS

Our third quarter 2006 net income from continuing operations was $11.8 million, or $0.35 per diluted share, compared to $7.1 million, or $0.22 per diluted share, in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, net income from continuing operations was $46.8 million ($1.39 per diluted share) and $32.4 million ($1.00 per diluted share), respectively.

Results for third quarter and nine month periods of 2006 include a $1.6 million asset impairment charge ($1.1 million net of tax or $0.03 per diluted share), the Daikyo facility demolition charge of $0.7 million, or $0.02 per diluted share, and $0.7 million, $0.02 per diluted share, in favorable adjustments to tax accruals primarily resulting from the closure of the 2002 U.S. federal tax audit year. Results for the nine month period ended September 30, 2006 also include a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico resulting in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

Results for the nine month period ending September 30, 2005 include net income of $1.5 million ($0.05 per diluted share) related to the reduction of a restructuring cost estimate in association with the closure of a plastics manufacturing plant in the U.K., and a $1.2 million ($0.04 per diluted share) tax provision associated with the planned repatriation of foreign-sourced earnings.

DISCONTINUED OPERATIONS

In response to a notice we received from the Joint Committee on Taxation of the U.S. Department of the Treasury which approved our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business, we adjusted our tax contingency reserves resulting in the recognition of a $3.8 million tax benefit in discontinued operations recorded in the first quarter of 2006. In the third quarter of 2006 we received and recorded $0.3 million in interest income connected with this tax claim, and recognized a $1.2 million favorable adjustment to tax accruals associated with our former Drug Delivery Systems segment as a result of the closure of the 2002 U.S. federal tax audit year.

During 2005, we completed the divestitures of our drug delivery and the clinical services businesses, which formerly comprised the Drug Delivery Systems segment. All prior periods have been restated to present the former Drug Delivery Systems segment as a discontinued operation. Discontinued operations for the three- and nine month periods ended September 30, 2005 contributed net income of $0.7 million and $1.5 million, respectively, principally representing the results of the clinical services unit, including a $0.7 million pre-tax gain on sale of the clinical services unit in August of 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2006 was $127.3 million compared with $118.8 million at December 31, 2005.  The ratio of current assets to current liabilities at September 30, 2006 was 1.8 to 1.0.   September 30, 2006 inventory levels have increased $23.3 million from December 31, 2005. Pharmaceutical Systems segment inventories increased $13.8 million, in support of a sales order backlog that has increased to $207.8 million at September 30, 2006 from $182.5 million at December 31, 2005 due to strong demand for insulin and biotech products. A portion of the increase in our sales order backlog reflects customer inventory management policies and increasing production lead-time requirements at our facilities. Tech Group segment inventories increased $9.5 million versus year end due principally to the Exubera® product launch, the planned relocation of one of our plants to a new facility, and a combination of raw material delivery timing issues and sales order delays.  The consolidated inventory turnover ratio at September 30, 2006 and December 31, 2005 remained constant at 7.7 months. On accounts receivable, our consolidated days-sales-outstanding ratio improved to 44.3 compared to 45.9 at December 2005. Cash flows provided by operations were $98.1 million for the nine months ended September 30, 2006 compared to $53.3 million in the corresponding nine months of 2005 reflecting the strong growth in sales and operating profit, and a smaller increase in working capital requirements in the current year-to-date period as compared with that of the prior year.

Capital spending for the nine month period ended September 30, 2006 was $47.2 million. Approximately 40% of our capital spending was invested in new product and expansion activities, with the remainder primarily consisting of normal equipment replacement and upgrade activity. The Tech Group segment accounted for $18.1 million of the capital spending, with the remaining $29.1 million attributed to the Pharmaceutical Systems segment (EurAsia $17.7 million, Americas and other $11.4 million). We project full year 2006 capital spending commitments of between $80 million to $90 million, as we seek to add needed manufacturing capacity to support the growing demand for our Pharmaceutical System segment products and look to take advantage of additional business opportunities within our Tech Group segment.

Cash flows used in financing activities include the prepayment of $100.0 million of 6.81% senior notes on February 27, 2006, as well as the early payment penalty of $5.9 million.  We financed the prepayment by issuing €81.5 million of new senior unsecured notes with a USD value of approximately $100.0 million.  €20.4 million of the notes have a maturity of 7 years with an interest rate of 4.215% while the remaining €61.1 million of the notes have a maturity of 10 years and an interest rate of 4.38%.  Our strong operating cash flow during the first nine months of 2006 has allowed us to reduce borrowing under our revolving credit agreements by $48.9 million from year end 2005 levels.

We paid cash dividends totaling $11.6 million ($0.36 per share) during the nine month period ended September 30, 2006. We received a net $4.0 million in cash from the issuance of Company stock consisting of $5.3 million in proceeds from employee stock option exercises and contributions to our Employee Stock Purchase Plan less $1.3 million in withholding tax payments due upon the vesting of share award programs, which employees reimburse the Company through returning stock in equal value to the taxes paid on their behalf by the Company.

The following table updates our contractual obligations under debt agreements since December 31, 2005, and the effect the obligations are expected to have on our liquidity and cash flow in future periods.  No other material changes to contractual obligations have occurred during the first nine months of 2006.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Debt agreements	$0.5	$0.8	$61.2	$178.6	$241.1

Debt as a percentage of total invested capital at September 30, 2006 was 37.1% compared to 45.0% at December 31, 2005.  Debt was $241.1 million at September 30, 2006, versus $281.0 million at December 31, 2005.  Total shareholders’ equity was $403.5 million at September 30, 2006 compared to $339.9 million at December 31, 2005.

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

As of September 30, 2006 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At September 30, 2006, the interest rate-swap agreements had a fair value of $2.0 million favorable to the Company and are recorded as a non-current asset.

We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross currency intercompany loans. We have a number of forward contracts with fair values totaling less than $0.1 million as of September 30, 2006 to purchase various currencies in Europe and Asia. In addition, we have designated our 81.5 million Euro-denominated debt as a hedge of our investment in the net assets of our European operations. A $3.5 million cumulative foreign exchange translation loss on the 81.5 Euro-denominated debt is recorded within accumulated other comprehensive income as of September 30, 2006. We also have a 1.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At September 30, 2006, a $0.2 million foreign exchange translation loss on the yen denominated debt is included within accumulated other comprehensive income.

In May of 2006, we entered into a forward-exchange arrangement with the Royal Bank of Scotland to protect us against variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (USD). This arrangement is divided into nine monthly contracts of $0.65 million each with the last contract ending on January 11, 2007. The terms of the arrangement set a base rate of 1.22 USD per Euro and a limit rate of 1.35 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiry date of any of the remaining months, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of September 30, 2006 the Euro was equal to 1.27 USD.

OFF-BALANCE SHEET AGREEMENTS

At September 30, 2006, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of this interpretation must be applied to all tax positions upon initial adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is in the process of determining what impact, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of determining what impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Among other changes, the new standard requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation would be the accumulated postretirement benefit obligation. The new standard applies to fiscal years ending after December 15, 2006. As the final fair market value of plan assets for December 31, 2006 is not yet available, management cannot yet estimate the final impact of the new standard on the adoption date. However, based on the plan design including the impact of the recent plan amendments discussed in Note 16, an estimate of plan asset fair market value derived from September 30, 2006 market values, and assuming a 6% discount rate to determine our projected benefit obligation, we now  project that the adoption of the new accounting standard will result in a net reduction to shareholders equity of approximately $21.6 million ($33.3 million pre-tax, less an $11.7 million deferred tax benefit) at December 31, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered when quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe the adoption of SAB 108 will have a material impact on our financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See Note 11 for a discussion of the principal legal proceedings to which we are a party.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2006 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
July 1, 2006 – July 31, 2006	184	$33.03	—	—

August 1, 2006 – August 31, 2006	374	$38.18	—	—

September 1, 2006 – September 30, 2006	128	$38.74	—	—
Total	686	$36.91	—	—

All 686 shares reported above were purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

2.	None.

3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.

3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.

4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.

4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.

4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.

4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.(1)

10.	None.

11.	Non applicable.

15.	None.

18.	None.

19.	None.

22.	None.

23.	Non applicable.

24.	None.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	None.

100.	Non applicable.

(1)  We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F-1