Form 10-K
period 2006-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2007-03-01
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,175,809,948 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2007, there were 33,042,322 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2007	Part III

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this 2006 Form 10-K contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such statements give our current expectations or forecasts of future events—they do not relate strictly to historical or current facts. In particular, these include statements concerning future actions, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. We have tried, wherever possible, to identify such statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate,” “project” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.

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

We also refer you to the risks associated with our business that are contained in Item 1A, Risk Factors, as supplemented from time to time in subsequently filed Quarterly Reports on Form 10-Q, and other documents we may file with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Acquisitions and Dispositions

In recent years, we have gone through a series of acquisitions and dispositions designed to focus our business on our core competencies in pharmaceutical packaging, delivery components and devices and related services.

On December 24, 2004, we agreed to sell our drug delivery systems business. That business consisted of developing proprietary chemical-based delivery methods, which when combined with the active drug compound, would improve the drug’s delivery profile.

On August 23, 2005, we sold our clinical services business unit. For financial reporting purposes, the operating results of the drug delivery business and clinical services unit have been classified as discontinued operations for all periods presented and are contained in Note 3 to our consolidated financial statements, Discontinued Operations.

On February 11, 2005, we acquired Monarch Analytical Laboratories, Inc. (Monarch), which provides analytical testing services for glass, plastics and elastomer packaging.

On May 20, 2005, we completed the acquisition of the business assets of the Tech Group, Inc. (TGI). TGI manufactures plastic components and assemblies for the pharmaceutical, medical device, consumer products and personal care markets.

On August 2, 2005, we acquired a 90% interest in Medimop Medical Projects, Ltd. and its U.S. affiliate (Medimop). Medimop develops disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs.

For additional detail regarding our acquisitions, see Note 2 to our consolidated financial statements, Acquisitions.

West Website

West maintains a website at www.westpharma.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investor—SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Throughout this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2007 Annual Meeting of Shareholders (2007 Proxy Statement), which will be filed with the SEC within 120 days following the end of our 2006 fiscal year. Our 2007 Proxy Statement will be available on our website on or about March 31, 2007 under the caption Investor—SEC Filings.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee charters, and instructions on how to contact the Board, is available on our website under the Investor—Corporate Governance caption. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors—DRIP caption. We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, Pennsylvania 19341.

Business Segments

We have two reportable segments: Pharmaceutical Systems and Tech Group. The Pharmaceutical Systems segment includes the results of the acquired Medimop and Monarch businesses. The Tech Group segment includes the results of the acquired businesses of TGI.

Comparative segment revenues and related financial information for 2006, 2005 and 2004 are presented in a table contained in Note 7 to our consolidated financial statements, Segment Information, and the section headed Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this 2006 Form 10-K.

Pharmaceutical Systems Segment

Our Pharmaceutical Systems segment designs, manufactures and sells a variety of elastomer and metal components used in parenteral drug delivery for the branded pharmaceutical, generic and biopharmaceutical industries and is one of the world’s largest, independent manufacturers of pharmaceutical packaging components (stoppers, plungers and seals). The primary components we manufacture are subject to regulatory oversight within our customers’ manufacturing facilities. We have manufacturing facilities in North and South America, Europe and Asia Pacific, with affiliated companies in Mexico and Japan. See Item 2, Properties, for additional information on our manufacturing sites.

Our Pharmaceutical Systems segment consists of two operating segments—the Americas and Europe/Asia Pacific—which are aggregated for reporting purposes because they have similar economic characteristics, as well as similar products, manufacturing processes, customer objectives, distribution procedures and regulatory requirements.

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

Our elastomeric components are offered in a variety of standard and customer-specific configurations and formulations. These components are available with advanced barrier films and coatings to enhance their performance. FluroTec® is a flurorcarbon film which is applied to rubber stoppers and plungers using a patented molding process. This film helps to prevent the migration of rubber constituents into the drug formulation and the absorption of drug constituents into the rubber stopper and results in enhanced shelf life of packaged drugs. Teflon® is a flourinated ethylene-propylene film applied to the surface of serum stoppers to improve compatibility between the closure and the drug. Teflon® is a registered trademark of E.I. DuPont de Nemours and Company. B2-Coating is a polydimethylsiloxane fluid coating applied to the surface of rubber stoppers and plungers using a patented process. B2-Coating eliminates the need for conventional siliconization to help manufacturers reduce vision system product rejections due to trace levels of silicone molecules found in packaged drug compounds. FluroTec and B2-Coating technologies are licensed from Daikyo Seiko, Ltd.

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

The latest seal technology, known as West Spectra™ RFID, currently in development with two manufacturers, incorporates a radio-frequency identification chip within the molded cap. The chip can include product information and manufacturer information that is readable and easy to update, enabling product tracking throughout the entire supply chain.

Many injectable drug products, including the majority of recently introduced biotechnology products, are produced as freeze-dried powders in order to preserve product efficacy during shipment and storage. These products must be reconstituted, typically by diluting the powder with sterile water or other diluent at the point of use. Our acquisition of Medimop expanded our product offerings in this area. All Medimop products are 510K-approved by the United States Food and Drug Administration (FDA). In addition, many Medimop products are protected by patents.

As an adjunct to our Pharmaceutical Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug packaging components and their compatibility with the contained drug formulation specializing in extractables and leachables testing. Monarch Laboratories specializes in plastic and glass materials testing. Prior to acquiring Monarch, our analytical laboratories focused primarily on elastomer materials. The two operations have been combined to form West Monarch Analytical Laboratories. The integrated laboratories provide us and our customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for complete drug delivery systems.

Tech Group Segment

Our Tech Group segment serves the medical, pharmaceutical, diagnostic and healthcare markets with custom contract-manufacturing services. Products and projects include design and manufacturing of unique components for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers, safety needle syringes, disposable blood collection systems and components and systems associated with drug inhalation devices. This segment has manufacturing operations in the U.S., Mexico, Puerto Rico and Ireland. See Item 2, Properties, for additional information on our manufacturing sites.

The Tech Group segment also has expertise in product design, including in-house mold design and construction, a quick-response center for developmental and prototype tooling and high-speed automated assemblies. Technologies include multi-material molding, in-mold labeling, ultrasonic-welding and automated multi-component clean-room assembly.

In January 2006, the FDA and the European Medicines Agency granted marketing approval for Exubera® Inhalation Powder, a pulmonary insulin product, licensed by Pfizer, Inc. and developed by our customer, Nektar Therapeutics. We are one of two contract-manufacturers, and the only U.S.-based contract-manufacturer, for Nektar’s inhalation delivery device. Although the product faces significant challenges in gaining acceptance among physicians and diabetic patients, current expectations for the product are positive. Pfizer currently markets the product in the United Kingdom, Ireland and Germany. In the U.S., Pfizer has initiated plans for an expanded roll-out of Exubera® to primary care physicians beginning in 2007.

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

International

We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations—Pharmaceutical Systems and Tech Group. Sales outside of the U.S. account for approximately 49% of consolidated net sales.

For a geographic breakdown of sales, see the table in Note 7 to the consolidated financial statements, Segment Information, and Note 13, Affiliated Companies.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. See the discussion under the caption Summary of Significant Accounting Policies - Foreign Currency Translation in Note 1 to our consolidated financial statements. Also see Note 5, Other Expense.

We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt. This activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies—Financial Instruments and in Note 16, Financial Instruments, to our consolidated financial statements in this 2006 Form 10-K.

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

Intellectual Property Rights

Patents and other proprietary rights are important to our business. We own or license numerous patents and have patent applications pending in the United States and in foreign countries that relate to various aspects of our products. In addition, key valued-added and proprietary products and processes are licensed from our Japanese affiliate, Daikyo Seiko Ltd. Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future, as we continue to develop proprietary products. Although of importance in the aggregate, we do not consider our business to be materially dependent on any individual patent.

We also rely heavily on trade secrets, manufacturing know-how and continuing technological innovations, as well as in-licensing opportunities, to maintain and further develop our competitive position, particularly in the area of formulation development and tooling design.

If the use of our technologies conflicts with the intellectual property rights of third-parties, we may incur substantial liabilities and we may be unable to commercialize products based on these technologies in a profitable manner, if at all.

Seasonality

Although our Pharmaceutical Systems business is not inherently seasonal, sales and operating profit in the second half of the year are typically lower when compared to those of the first half of the year primarily due to scheduled plant shutdowns for maintenance procedures and vacations for production employees, and the year-end impact of holidays on production scheduling.

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

With extensive experience in contract-manufacturing, our Tech Group segment sells to many of the world’s largest medical device and pharmaceutical companies and to large customers in the personal care and food-and-beverage industries. Tech Group components generally are incorporated into our customers’ manufacturing lines for further processing or assembly.

West’s products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.

Our ten largest customers accounted for approximately 36.4% of our consolidated net sales in 2006, but not one of these customers accounted for more than 10%. The three largest customers in the Tech Group segment accounted for approximately 24.3% of the 2006 net sales for that segment.

Order Backlog

At December 31, 2006, our order backlog was $250.1 million, of which $248.2 million is expected to be filled during fiscal year 2007. The order backlog was $182.5 million at the end of 2005. This increase was primarily due to strengthening demand for key products and blanket orders placed by certain customers for the full year. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers, and products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies across our major and minor Pharmaceutical Systems product lines. However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and have a significant share of the European market for these components.

Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their entire operations. We differentiate ourselves from our competition as a “full-service value-added” global supplier that can provide pre-sale formula and engineering development, analytical services, regulatory expertise and post-manufacturing technologies, as well as after-sale technical support. Customers also appreciate the global scope of West’s manufacturing capability and our ability to produce many products at multiple sites.

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

Our quality control, regulatory and laboratory testing capabilities also are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components. Our engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. In addition we have created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems, for developing innovative new products to serve unmet market needs, and for the process of transitioning our Tech Group segment from primarily a contract manufacturer to a producer of high-value proprietary systems and products.

In 2006, we employed 69 professionals in these activities. We spent $8.8 million in 2006, $6.3 million in 2005 and $5.2 million in 2004 on development and engineering for the Pharmaceutical Systems segment. The Tech Group segment incurred research and development expenses of $2.3 million, $1.6 million, and $1.6 million in the years 2006, 2005 and 2004, respectively.

Commercial development of our new products and services for medical and pharmaceutical applications commonly requires several years. New products that we develop may require separate approval as medical devices, and products that are intended to be used in packaging and delivery of pharmaceutical products will be subject to both customer acceptance of our products and regulatory approval of the customer’s products following our development period.

Employees

As of December 31, 2006, we employed approximately 6,323 people in our operations throughout the world.

ITEM 1A.        RISK FACTORS.

Our sales and profitability depend to a large extent on the sale of drug products delivered by injection. If the products developed by our customers in the future use another delivery system, our sales and profitability could suffer.

Our business depends to a substantial extent on customers’ continued sales and development of products that are delivered by injection. We also rely on our customers who develop products that use other delivery means, including oral and trans-mucosal, specifically, the Exubera® Inhalation-Powder insulin device. However, if our customers fail to continue to sell, develop and deploy new injectable products or we are unable to develop new products that assist in the delivery of drugs by alternative methods, our sales and profitability may suffer.

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

If we are unable to expand our production capacity at our European and Asian facilities, there may be a delay in fulfilling or we may be unable to fulfill customer orders and this could potentially reduce our sales and our profitability may suffer.

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

We are subject to regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the United States, Europe and other countries, including the FDA and the European Medicines Agency. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. In addition, our analytical laboratories perform certain contract services for drug manufacturers and are subject to the FDA’s current good manufacturing practices regulations. We must also register as a contract laboratory with the FDA and are subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed our contract analytical laboratories to handle and store controlled substances.

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

We conduct business in most of the major pharmaceutical markets in the world. Sales outside the U.S. account for approximately 49% of consolidated net sales. Although the general business process is similar to the domestic business, international operations are exposed to additional risks, including the following: fluctuations in currency exchange rates; transportation delays and interruptions; political and economic instability and disruptions, especially in Latin and South America, Asia, and Israel; the imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; limitations on our ability to enforce legal rights and remedies; and potentially adverse tax consequences.

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

Raw material and energy prices have a significant impact on our profitability. If raw material and/or energy prices increase, and we cannot pass those price increases on to our customers, our profitability and financial condition may suffer.

We use three basic categories of raw materials in the manufacture of our products: elastomers (which include synthetic and natural material), aluminum and plastic. In addition, our manufacturing facilities consume a wide variety of energy products to fuel, heat and cool our operations. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials and utility costs. If we are unable to pass along increased raw material prices and energy costs to our customers, our profitability, and thus our financial condition, may be adversely affected. The prices of many of these raw materials and utilities are cyclical and volatile. For example, the prices of certain commodities, particularly petroleum-based raw materials, have rapidly increased in the recent past, increasing the cost of synthetic elastomers and plastic. While we generally attempt to pass along increased costs to our customers in the form of sales price increases, historically there has been a time delay between raw material and/or energy price increases and our ability to increase the prices of our products. In some circumstances, we may not be able to increase the prices of our products due to competitive pressure and other factors.

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

However, should one of our suppliers be unable to supply materials needed for our products or should our strategies for managing these risks be unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs in time to meet future production needs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our operating results, financial condition or cash flows.

Our operations must comply with environmental statutes and regulations, and any failure to comply could result in extensive costs which would harm our business.

The manufacture of some of our products involves the use, transportation, storage and disposal of hazardous or toxic materials and is subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. This has exposed us in the past, and could expose us in the future, to risks of accidental contamination and events of non-compliance with environmental laws. Any such occurrences could result in regulatory enforcement or personal injury and property damage claims or could lead to a shutdown of some of our operations, which could have an adverse effect on our business and results of operations. We currently incur costs to comply with environmental laws and regulations and these costs may become more significant.

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

ITEM 2.                PROPERTIES.

Our corporate headquarters are located in a leased building at 101 Gordon Drive, Lionville, Pennsylvania. This building also houses one of our contract analytical laboratory facilities and our North American sales and marketing, administrative support and customer service functions. The following table summarizes facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Pharmaceutical Systems	Tech Group
Manufacturing:	Manufacturing:
North American Operations	North American Operations

United States

Clearwater, FL(1)

Jersey Shore, PA

Kearney, NE

Kinston, NC

Lititz, PA

St. Petersburg, FL

South American Operations

Brazil

São Paulo

European Operations

Denmark

Horsens

England

St. Austell

France

Le Nouvion

Germany

Eschweiler(1)

Stolberg

Serbia

Kovin

Asia Pacific Operations

Singapore

Jurong

United States

Frankfort, IN(2)

Grand Rapids, MI(2)

Montgomery, PA(2)

Phoenix, AZ(2)

Scottsdale, AZ(2)

Tempe, AZ(2)

Walker, MI(3)

Williamsport, PA

Mexico

El Salto(2)(4)

Puerto Rico

Cayey

European Operations

Ireland

Dublin(2)(4)

Mold-and-Die Tool Shops:

North American Operations

United States

Erie, PA

Scottsdale, AZ(2)

Contract Analytical Laboratory:
North American Operations
United States Maumee, OH
Mold-and-Die Tool Shops:
North American Operations
United States Upper Darby, PA(2)
European Operations
England Bodmin(2)

(1)          This manufacturing facility is also used for research and development activities.

(2)          This facility is leased in whole or in part.

(3)          Acquired to replace the facility in Grand Rapids, MI in February 2007.

(4)          This manufacturing facility is also used for mold and die production.

Sales office facilities in separate locations are leased under short-term arrangements.

Our manufacturing production facilities are well maintained and are operating generally on a two- or three-shift basis. We are currently expanding production capacity at the following facilities: Eschweiler, Germany; Le Nouvion, France; Bodmin, England; Jurong, Singapore and Kovin, Serbia.

As part of our effort to increase manufacturing capacity, we intend to establish a manufacturing presence in the Peoples Republic of China. Management is executing plans that will culminate in a new plastic injection-molding plant, with planned completion in 2009, and we have initiated agreements to form a joint venture with a local medical rubber manufacturer, designed to lead to a new rubber components plant that would be fully completed in 2011, subject to the transfer of manufacturing licenses and necessary government and regulatory approval. Acquisition of land-use rights and arrangements for the necessary utilities and improvements to support the new plants are being finalized.

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

We and several other potentially interested parties entered into a settlement agreement, effective November 10, 2006, with the Commonwealth of Puerto Rico relating to damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico. The agreement provides for a release of claims by the Commonwealth in exchange for a cash settlement payment. As part of the settlement we agreed to pay $0.45 million.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in the following table:

Name	Age	Position
Joseph E. Abbott	54	Vice President and Corporate Controller
Michael A. Anderson	51	Vice President and Treasurer
Steven A. Ellers	56	President and Chief Operating Officer
William J. Federici	47	Vice President and Chief Financial Officer
John R. Gailey III	52	Vice President, General Counsel and Secretary
Robert S. Hargesheimer	49	President of the Tech Group
Robert J. Keating	58	President, Europe and Asia Pacific, Pharmaceutical Systems Division
Richard D. Luzzi	55	Vice President, Human Resources
Donald A. McMillan	48	President, North America, Pharmaceutical Systems Division
Donald E. Morel, Jr., Ph.D.	49	Chairman of the Board and Chief Executive Officer

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

John R. Gailey III

Mr. Gailey joined us in 1991 as Corporate Counsel and Secretary. He was elected General Counsel in 1994 and Vice President in 1995.

Robert S. Hargesheimer

Mr. Hargesheimer joined us in 1992. He served in numerous operational and general managerial roles before being elected President of the Device Group in April 2003. He was elected President of the Tech Group in October 2005.

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

Donald E. Morel, Jr., Ph.D.

Dr. Morel has been Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002. He was our President from April 2002 to June 2006, Chief Operating Officer from May 2001 to April 2002, Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2006 and 2005 and full year 2006 and 2005 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2006	34.72	24.83	37.97	32.75	42.66	31.43	52.77	38.00	52.77	24.83
2005	27.08	23.25	28.89	22.90	29.99	25.72	29.69	18.58	29.99	18.58

As of January 31, 2007, we had 1,377 shareholders of record. There were also 2,189 holders of shares registered in nominee names. Our common stock paid a quarterly dividend of $.11 per share in each of the first three quarters of 2005; $.12 per share in the fourth quarter of 2005 and each of the first three quarters of 2006; and $.13 per share in the fourth quarter of 2006.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2006 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
October 1, 2006 – October 31, 2006	90	$41.33	—	—
November 1, 2006 – November 30, 2006	277	42.72	—	—
December 1, 2006 – December 31, 2006	140	50.25	—	—
Total	507	$44.55	—	—

(1)          Includes 507 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

Performance Graph

The following graph compares the cumulative total return to holders of the Company’s common stock with the cumulative total return of the Standard & Poor’s Small Cap 600 Index, the Standard & Poor’s 600 Health Care Equipment & Supplies and of a Company-selected peer group for the five years ended December 31, 2006. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2001 and is compared to the cumulative total return of the Small Cap 600 Index, the 600 Health Care Equipment & Supplies and the peer group over the period with a like amount invested.

We selected the peer group companies based principally on nature of business, revenues, market complexity, products and manufacturing, employee base, technology base, market share, type of customer and customer relationship. The peer group is composed of Cambrex Corp., AptarGroup, Inc., Alaris Medical Systems, Inc. (through 2003; acquired by Cardinal Health in June 2004), Viasys Healthcare Inc., Andrx Corp. (through 2005; acquired by Watson Pharmaceuticals in November 2006) and Nektar Therapeutics, Inc. (formerly Inhale Therapeutic Systems, Inc.).

Comparison of Cumulative Five Year Total Return

ITEM 6.                SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

	2006	2005	2004	2003	2002
	(in millions, except per share data)
SUMMARY OF OPERATIONS
Net sales	$913.3	699.7	541.6	483.4	412.8
Operating profit	101.0	73.4	49.4	72.4	42.0
Income from continuing operations	61.5	46.0	34.3	43.1	22.9
Income (loss) from discontinued operations	5.6	0.4	(14.1)	(11.0)	(4.2)
Net income	$67.1	46.4	20.2	32.1	18.7
Income per share from continuing operations:
Basic(1)	$1.91	1.48	1.14	1.49	.79
Assuming dilution(2)	1.83	1.41	1.11	1.49	.79
Income (loss) per share from discontinued operations:
Basic(1)	.18	.01	(.47)	(.38)	(.14)
Assuming dilution(2)	.17	.01	(.46)	(.38)	(.14)
Average common shares outstanding	32.2	31.1	30.0	29.0	28.9
Average shares assuming dilution	33.6	32.5	30.8	29.1	28.9
Dividends paid per common share	$.49	.45	.425	.405	.385
YEAR-END FINANCIAL POSITION
Working capital	$124.8	118.8	115.7	102.7	78.3
Total assets	918.2	833.5	657.8	616.8	523.4
Total invested capital:
Total debt	236.3	281.0	160.8	175.0	175.0
Minority interests	4.8	4.1	—	—	—
Shareholders’ equity	414.5	339.9	306.8	262.5	206.1
Total invested capital	$655.6	625.0	467.6	437.5	381.1
PERFORMANCE MEASUREMENTS(3)
Gross margin(a)	28.7%	27.7%	29.0%	31.8%	28.6%
Operating profitability(b)	11.1%	10.5%	9.1%	15.0%	10.2%
Effective tax rate	29.1%	29.0%	27.2%	36.0%	28.9%
Return on invested capital(c)	11.2%	9.5%	7.9%	8.6%	7.9%
Total debt as a percentage of total invested capital	36.0%	45.0%	34.4%	40.0%	45.9%
Research and development expenses	$11.1	7.9	6.8	6.3	5.4
Corporate cash flow(d):
Operating cash flow	139.4	85.6	81.0	83.7	59.1
Less: capital expenditures	90.3	54.1	57.4	60.4	36.0
Less: dividends paid	15.9	14.1	12.8	11.8	11.1
Total Corporate cash flow	$33.2	17.4	10.8	11.5	12.0
Stock price range	$52.77-24.83	29.99-18.58	25.49-16.38	17.90-8.33	16.25-8.13

(1)             Based on average common shares outstanding.

(2)             Based on average shares, assuming dilution.

(3)             Performance measurements represent indicators commonly used in the financial community. They are not measures of financial performance under U.S. generally accepted accounting principles (GAAP).

(a)             Net sales minus cost of goods and services sold, including applicable depreciation and amortization, divided by net sales.

(b)            Operating profit divided by net sales.

(c)             Operating profit multiplied by one minus the effective tax rate divided by average total invested capital. The return on invested capital calculation for 2003 excludes a $17.3 million insurance gain recorded in operating profit.

(d)            Corporate cash flow is a non-GAAP measure used by management to assess liquidity and it is a component used to determine performance under our management incentive program. Non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

Factors affecting the comparability of the information reflected in the selected financial data:

•       2006 income from continuing operations includes a pretax loss on extinguishment of debt of $5.9 million ($4.1 million, net of tax, or $0.12 per diluted share) and a gain on a tax refund issue of $0.6 million or $0.02 per diluted share.

•       On December 31, 2006, we adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholder’s equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

•       During 2005, we acquired the businesses of Monarch, TGI and Medimop (See Note 2 Acquisitions, for further information). Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date.

•       2005 income from continuing operations includes incremental income tax expense of $1.5 million associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004 and a reduction in an estimate for restructuring costs which increased income from continuing operations by $1.3 million.

•       On January 1, 2005 we adopted Statement of Financial Accounting Standard 123 “Share-Based Payment—Revised 2004” (“SFAS 123(R)”) which required the recognition of compensation expense connected with our stock option and employee stock purchase plan programs that did not require expense recognition in 2004 and prior periods under previous accounting standards. The application of SFAS 123 to the results of 2004, 2003 and 2002 would have resulted in additional net of tax costs of $1.2 million, $1.5 million and $1.4 million, respectively.

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

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to the quality, therapeutic value, development speed and rapid market availability of pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia Pacific, with affiliates in Mexico and Japan. Our business is conducted through two segments: “Pharmaceutical Systems” and “Tech Group”. Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to healthcare and consumer industries. Our global customer base includes the world’s leading manufacturers of pharmaceuticals, biologics and medical devices.

In recent years, our Pharmaceutical Systems business has experienced an increased demand for its product offerings. We believe this demand is due to a combination of factors including an aging population that is expected to consume more healthcare products and services, the increased occurrence and treatment of chronic disorders, including diabetes, and increased spending on healthcare in the world’s developing economies. Additional demand for our products has been generated by the approval of new biotechnology drug products delivered by injection or IV infusion, frequently as a lyophilized (freeze-dried) powder that requires reconstitution at the point of use.

Our Tech Group segment benefits from some of the same factors that impact our Pharmaceutical Systems segment, particularly for products such as insulin pens and IV filters. The Tech Group is one of two contract manufacturers for an inhalation delivery device used in connection with Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar Therapeutics that is marketed by Pfizer, Inc. Pfizer currently markets the product in the United Kingdom, Ireland and Germany and plans an expanded roll-out of Exubera® to primary care physicians in the United States in 2007.

We have met our increased demand requirements principally by pursuing manufacturing programs focused on increasing our production capacity at all existing operations, adding additional shifts to our production schedule and requiring employees to work overtime. Many of our European operations are working at or near 100% of current capacity. Due to the factors cited above, management expects that demand will continue to increase in all our geographic regions, particularly in Asia as the developing economies of China and India create additional markets for our products.

In view of projected sales growth and favorable market trends we expect to accelerate the expansion of our production capacity in the next several years, estimating 2007 capital spending to be approximately $130 million, with more than 80% of the spending in support of our Pharmaceutical Systems business. We intend to expand molding production and tooling capacity at existing facilities in Germany, France, Singapore, Serbia and the United Kingdom. We also intend to establish a manufacturing presence in the Peoples Republic of China resulting in a new plastic injection-molding plant, with planned completion in 2009, and we have initiated agreements to form a joint venture with a local medical rubber manufacturer, designed to lead to a new rubber components plant that we expect to be completed in 2011, subject to the transfer of manufacturing licenses and necessary government and regulatory approval. Approximately 20% of our 2007 capital spending is targeted for the Tech Group segment, including a significant plant relocation that we believe should result in additional medical device production capacity.

Our principal source of short-term liquidity is a $200.0 million committed revolving credit facility expiring in 2011. Borrowings under the revolving credit agreement were $52.9 million and outstanding letters of credit were $5.6 million at December 31, 2006, leaving $141.5 million available for future use under the facility. Our revolving credit agreement also contains an uncommitted $50.0 million “accordion” feature which allows the revolving credit facility to be temporarily expanded to $250.0 million. We believe that cash flow generated by operations together with our existing credit facilities will be sufficient to fund our capital spending and development programs. However management continues to evaluate other financing alternatives which could be more cost efficient or provide greater flexibility for general corporate uses including strategic acquisitions complementary to our core businesses.

Our key financial performance indicators include sales and operating income growth, earnings per share, corporate cash flow (operating cash flow, less capital expenditures and dividends paid) and return on invested capital. Sales for 2006 were 30.5% above 2005 levels, with the timing impact of our acquisitions and foreign exchange translation contributing 13.4 and 0.6 percentage points of the increase, respectively. Operating profit in 2006 was 37.5% higher than in 2005. Earnings from continuing operations in 2006 were $1.83 per diluted share compared to $1.41 per diluted share in 2005. Our results for 2006 include a pretax loss on extinguishment of debt of $5.9 million ($4.1 million, net of tax, or $0.12 per diluted share) and a gain on a tax refund issue of $0.6 million or $0.02 per diluted share. Corporate cash flow in 2006 was $33.2 million, an increase of $15.8 million over that achieved during 2005 despite higher capital expenditures related to our Europe/Asia plant expansions and the relocation of one of our Tech Group facilities. Return on invested capital for 2006 was 11.2%. West’s non-financial performance indicators including on-time delivery, product discrepancy resolution and compliance tests, also generally indicated high levels of performance, although on-time delivery metrics have declined as a result of capacity issues.

RESULTS OF OPERATIONS

Management’s discussion and analysis of our operating results for the three years ended December 31, 2006, and our financial position as of December 31, 2006, should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. The operating results of our former clinical service unit and drug delivery research business are reported in discontinued operations for all periods presented. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date. For the purpose of aiding the comparison of our year-to-year results, reference is made in management’s discussion and analysis to results excluding the timing impact of acquisitions and the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with United States generally accepted accounting principles (“GAAP”) and are “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

NET SALES

The following table summarizes net sales by reportable segment and product group:

	2006	2005	2004
	($ in millions)
Pharmaceutical packaging	$511.9	$417.2	$378.1
Disposable medical components	109.2	97.4	88.1
Personal care products	4.9	5.1	5.1
Laboratory and other services	18.1	18.6	9.7
Pharmaceutical Systems Segment	$644.1	$538.3	$481.0
Healthcare devices	155.6	76.5	24.7
Consumer products	84.4	63.2	35.6
Tooling/mold construction	39.2	30.4	7.6
Tech Group Segment	$279.2	$170.1	$67.9
Intersegment Sales	$(10.0)	$(8.7)	$(7.3)
Total Net Sales	$913.3	$699.7	$541.6

2006 compared to 2005

Consolidated 2006 net sales were $913.3 million, an increase of 30.5% over sales reported in 2005. Net sales for 2006 include a full twelve months of results from the businesses acquired during 2005. The acquired businesses, consisting of TGI, Medimop and Monarch, are included in 2005 results for periods subsequent to their acquisition date. The timing impact of our acquisitions accounts for 13.4 percentage points of the 2006 sales increase. Favorable foreign currency translation contributed 0.6 percentage points of the 2006 sales increase. Excluding the timing impact of acquisitions and foreign currency translation, 2006 net sales increased 16.5% over 2005 sales.

In the Pharmaceutical Systems segment, 2006 net sales of $644.1 million were $105.8 million, 19.7%, above 2005 levels. The timing impact associated with the 2005 acquisitions of Medimop and Monarch accounted for 2.0 percentage points of the 2006 increase. Foreign currency translation accounted for another 0.6 percentage points of the 2006 sales increase. Excluding the timing impact of acquisitions and foreign currency translation, 2006 net sales in the Pharmaceutical Systems segment were 17.1%, above those achieved in 2005. Sales growth was achieved in both domestic and international markets with sales increases of 17.7% in the United States and 16.8% in international markets.

2006 sales of pharmaceutical packaging components were $94.7 million above those recorded in 2005, accounting for 90% of the 2006 sales growth in the Pharmaceutical Systems segment. Sales of stoppers molded from elastomeric formulations and used in the packaging of serum vials, lyophilized products and fitments for intravenous systems accounted for almost 40% of the sales increase in pharmaceutical packaging components. We continue to experience strong demand for our Westar® processed components. Westar ® is our process for preparing components for direct entry in customers’ sterilization units, which helps to increase the efficiency of customer manufacturing operations. Sales of specially coated stoppers, including FluroTec®films and Teflon® barriers, represented approximately half of the overall increase in stopper sales, with a portion of that demand representing the return to normal customer ordering patterns and inventory levels following formulation changes that reduced 2005 sales levels.

Net sales of pre-filled syringe components such as plungers, needle-shields and tip-caps accounted for approximately 25% of the sales increase in pharmaceutical packaging components with particularly strong demand in international markets resulting from injectable treatments for diabetes, anemia and thrombosis. Our drug reconstitution, mixing and transfer products featuring needleless devices and packaging systems contributed approximately 17% of the 2006 increase in sales of pharmaceutical packaging components, largely reflecting a full year’s sales from the Medimop business acquired in the third quarter of 2005. 2006 net sales of our Flip-Off® Seals, a combination plastic button and aluminum shell used in vial packaging, contributed 12% of the increase in pharmaceutical packaging components with strong demand in the United States for a customer’s injectable therapy for kidney dialysis patients.

In other Pharmaceutical Systems product groups, 2006 sales of disposable medical components increased $11.8 million over the prior year, largely due to an improved sales mix in non-filled syringe components which more than offset an overall decrease in unit volumes in this category. Net sales of personal care products, laboratory and other services remained approximately equal to prior year levels.

In our Tech Group segment, 2006 net sales were $109.1 million above those reported in the prior year. The acquired TGI business accounted for $104.0 million of the increase in segment sales, of which $83.5 million is attributed to the timing of the acquisition. The remaining $20.5 million of the acquired business’s sales increase represents volume related gains, approximately 80% of which is attributed to net sales of a pulmonary drug delivery device for the inhaleable insulin product Exubera ® inhalation powder, licensed by Pfizer Inc. and developed by our customer, Nektar Therapeutics. Other healthcare device revenues resulting from the assembly of insulin pen injection devices and increased sales of consumer products account for the remainder of the acquired business’s volume related gains. Our previously existing plastic molding operations, that represent the balance of the Tech Group segment, recorded a 2006 net sales increase of $5.1 million over the prior year on higher sales of juice container closures, nurser assemblies, and containers for pain relief medication, contraceptives and weight loss products.

2005 compared to 2004

Our consolidated 2005 net sales increased 29.2% over sales reported in 2004. Sales in the TGI, Medimop and Monarch businesses are included in 2005 results for periods subsequent to their acquisition date and represented 19.7 percentage points of the 2005 sales increase versus the prior year. Favorable foreign currency translation contributed 0.5 percentage points of the 2005 sales increase. Excluding the impact of acquisitions and foreign currency translation, 2005 net sales increased 9.0% over 2004 sales.

In the Pharmaceutical Systems segment, 2005 net sales were $57.3 million, or 11.9%, above 2004 levels. Acquired businesses contributed $7.7 million of sales to 2005 results. 2005 foreign currency translation variances were $2.8 million favorable to the prior year. Excluding the impact of acquisitions and foreign currency translation, 2005 net sales in the Pharmaceutical Systems segment were $46.8 million, or 9.7%, above those achieved in 2004. Sales in international markets generated the majority of the sales increase driven by strong demand for pharmaceutical packaging components used in pre-filled syringe systems for the delivery of our customers’ insulin products for diabetes, cancer treatments, vaccines and dental applications. 2005 sales growth in the United States was moderated by the impact of planned formulation changes in specialty coated stoppers used in serum and lyophilized pharmaceutical packaging products. Our customers increased their inventory levels of these products during 2004 in order to ensure adequate supplies for 2005 pending approval of the formulation changes.

In our Tech Group segment, 2005 net sales were $170.1 million, with the acquired TGI business accounting for $98.9 million of segment sales (consisting of healthcare devices $53.7 million, consumer products $22.3 million and tooling projects $22.9 million). Excluding the results of the acquired business, our previously existing plastic molding operations yielded net sales of $71.2 million and were 4.7% above 2004 levels. Increased sales of consumer products, led by increased demand for custom plastic parts used in juice containers, was partially offset by declines in healthcare device, tooling and other revenues related to the 2004 closure of our U.K. medical device facility.

GROSS PROFIT

The following table summarizes gross profit and gross margin by reportable segment:

	2006	2005	2004
	($ in millions)
Pharmaceutical Systems:
Gross Profit	$221.4	$170.9	$147.3
Gross Margin	34.4%	31.7%	30.6%
Tech Group:
Gross Profit	$40.4	$22.9	$9.8
Gross Margin	14.4%	13.5%	14.5%
Consolidated:
Gross Profit	$261.8	$193.8	$157.1
Gross Margin	28.7%	27.7%	29.0%

2006 compared to 2005

Consolidated gross profit improved to $261.8 million in 2006, a $68.0 million increase over 2005 results. The timing of the 2005 acquisitions accounts for $16.1 million ($11.4 million in the Tech Group segment) of the increase in gross profit as 2006 includes these businesses for the full twelve month period as compared to partial year periods in 2005. Increased sales volumes and improvement in the sales product mix in both segments of our business accounted for nearly all of the non-acquisition related increase in consolidated gross profit. In the Pharmaceutical Systems segment our gross margins improved 2.7 percentage points with a favorable product mix contributing 0.7 percentage points of that increase. Higher sales volumes and efficiency improvements accounted for the remaining Pharmaceutical Systems segment gross margin increase, while sales price increases fully offset higher raw material, plant overhead and utility costs. In the Tech Group segment, gross margins improved to 14.4%, almost one percentage point higher than the prior year. An improved product mix, reflecting increased sales of healthcare devices which accounted for 56% of Tech segment sales in 2006 compared to 45% in 2005, contributed a two percentage point improvement in Tech segment gross margin; however this was partially offset by higher material, utility and labor costs which exceeded related sales price increases.

2005 compared to 2004

Consolidated gross profit improved to $193.8 million in 2005, a $36.7 million increase over 2004 results. The acquired businesses contributed $15.0 million of the increase in gross profit, $11.6 million within the Tech Group segment. The Pharmaceutical Systems segment accounted for the remaining gross profit increase, generated by higher sales volumes in Europe and improved operating efficiencies in North America resulting from the resumption of normal molding operations at our re-built Kinston, North Carolina facility. The impact of the acquired businesses on our consolidated gross margin in 2005 was a reduction of 2.4 percentage points reflecting the increase in lower margin revenues within the acquired TGI business. Gross margins in the Pharmaceutical Systems segment improved by 1.1 percentage points over the prior year as many of the interim production costs incurred during the 2004 construction and validation of the new facility were not incurred during 2005. Overall product mix variances in 2005 were negligible as the decline in higher margin coated product sales within the Pharmaceutical systems segment were offset by increased sales of pre-filled syringe systems and Westar®-processed products with similar margins. 2005 Tech Group segment gross margins decreased by one percentage point compared to the prior year, mostly reflecting the increased proportion of tooling revenues within the acquired business which carry gross margins averaging less than five percent.

SELLING, GENERAL and ADMINISTRATIVE (“SG&A) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs for the three-year period ending December 31, 2006:

	2006	2005	2004
	($ in millions)
Pharmaceutical Systems SG&A costs	$87.4	$74.8	$66.8
Pharmaceutical Systems SG&A as a % of segment net sales	13.6%	13.9%	13.9%
Tech Group SG&A costs	$21.7	$13.6	$5.8
Tech Group SG&A as a % of segment net sales	7.8%	8.0%	8.5%
Corporate costs:
General corporate costs	$23.9	$19.8	$20.2
Stock based compensation costs—unallocated	$14.5	$7.0	$7.4
U.S. pension plan expense	$8.4	$5.1	$5.0
Total Selling, General & Administrative costs	$155.9	$120.3	$105.2
Total SG&A as a % of total net sales	17.1%	17.2%	19.4%

2006 compared to 2005

Consolidated selling, general and administrative (“SG&A”) expenses in 2006 were $35.6 million above those recorded in 2005. Approximately $8.6 million of the increase is due to the timing impact of our acquired businesses which are included in 2005 for the periods subsequent to their acquisition and for a full twelve month period in 2006.

In the Pharmaceutical systems segment, 2006 SG&A expenses were $12.6 million above the prior year. The timing of the 2005 Medimop acquisition accounts for $2.0 million of this increase. Approximately $3.3 million of the increase was due to increased staffing and funding for research and innovation projects aimed at discovering new technologies or developing new applications for existing processes such as Westar ®, Daikyo’s Resin CZ ® and pre-filled syringes. 2006 compensation costs in Europe and Asia were $1.9 million higher than 2005, reflecting a combination of annual salary increases, staffing increases in sales and production support functions, and higher performance based incentive compensation. Organization and travel costs primarily related to the establishment of our business in China were $1.5 million higher in 2006 compared to 2005. Foreign currency translation accounted for $1.0 million of the 2006 SG&A increase. Other expenses associated mostly with higher facility costs and social taxes accounted for the remaining $2.9 million increase in Pharmaceutical Systems segment SG&A costs.

2006 Tech Group segment SG&A costs were $8.1 million above the prior year. The timing of the 2005 TGI acquisition accounts for $6.6 million of the increase. The initial participation in incentive compensation programs and increased staffing levels in human resource functions, quality and internal control positions accounted for the remaining 2006 SG&A increase.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses. In 2006, these costs were $4.1 million higher than in 2005. As a result of exceeding 2006 performance targets, incentive compensation awards accounted for $2.5 million of the 2006 increase, including a $0.6 million increase in award programs for plant administration and hourly personnel. Other general corporate compensation costs increased $0.9 million due mostly to increased finance and legal staffing and higher salary and fringe benefit costs. 2006 professional service costs were $0.7 million above those recorded in 2005 primarily as a result of higher tax consulting costs connected with prior year tax refund issues.

2006 stock based compensation costs increased by $7.5 million over those incurred in 2005 primarily due to the increase in West stock-price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. As of December 31, 2006 these deferred compensation plans held 286,982 stock equivalent units. Our stock price at December 31, 2006 was $51.23 per share compared to $25.03 per share at December 31, 2005. The resulting change in the fair value of our stock equivalent unit liabilities accounts for nearly all of the $7.5 million increase in our stock based compensation expense. Costs of other stock based compensation programs, including stock options, performance vesting share rights and employee stock purchase programs, remained approximately even with prior year levels as moderately higher stock option compensation was offset by lower costs associated with the employee stock purchase program

2006 U.S. pension plan costs were $8.4 million, exceeding 2005 costs by $3.3 million. The increase in U.S. pension costs is primarily due to changes in actuarial mortality assumptions. On October 17, 2006 our Board of Directors approved an amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan’s pension formulas for both hourly and salaried participants were frozen as of December 31, 2006. Effective January 1, 2007, new cash-balance formulas will be implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant’s compensation will be credited to a participant account each year. Including the impact of these changes, we estimate 2007 U.S. pension plan expense will be approximately $6.4 million. We expect the decrease in pension costs to be largely offset by increased costs for our 401(k) savings plan covering certain salaried and hourly U.S. employees, which was also amended effective January 1, 2007, resulting in a change in employer contributions to a 100% match on the first 3% of employee contributions, and a 50% match on the next 2% of employee contributions. In 2006, the Company match was equal to 50% of each participant’s contribution up to 6% of the participant’s base compensation.

2005 compared to 2004

2005 consolidated selling, general and administrative expenses were $15.1 million above those reported in 2004. SG&A costs within the acquired business units accounted for $9.8 million of the increase; $1.8 million in the Pharmaceutical Systems segment and $8.0 million in the Tech group segment. Other 2005 increases in Pharmaceutical Systems segment costs over 2004 are attributed to higher compensation costs of $4.2 million associated with annual salary increases and sales incentive programs, increased consulting costs of $1.5 million for information systems projects, ‘lean’ manufacturing programs and marketing studies and unfavorable foreign exchange variances of $0.5 million. Excluding the impact of the TGI acquisition, other Tech Group segment SG&A costs decreased by $0.2 million due to lower consulting costs within our previously existing plastic molding operations.

General corporate costs decreased by $0.4 million in 2005 from 2004 levels primarily as a result of a decrease in legal fees connected with the 2003 Kinston explosion and related fire.

Stock based compensation costs in 2005 were $0.4 million lower than in 2004. The  January 1, 2005 adoption of Statement of Financial Accounting Standard 123 “Share-Based Payment—Revised 2004” (“SFAS 123(R)”) resulted in the recognition of $2.7 million of SG&A expense connected with our stock option and employee stock purchase plan programs which did not require expense recognition in 2004 under previous accounting standards. The adoption impact of SFAS 123 (R) was more than offset by a $1.7 million decrease in directors and executive deferred compensation plan expense and a $1.4 million decrease in costs associated with performance vesting share (“PVS”) rights to senior management. As previously noted, the value of our deferred compensation plans is indexed to the Company’s stock price. The increase in our stock price during 2004 resulted in $1.7 million of stock appreciation and compensation expense on these plans; our stock price remained constant during 2005 beginning and ending the year at $25.03 per share resulting in no stock-price based appreciation expense in 2005. The decrease in PVS costs is principally connected with the initial 2004 performance award which vested entirely upon 2004 results rather than the two and three year performance periods associated with subsequent awards.

2005 U.S. pension plan expenses were approximately even with 2004 levels.

RESTRUCTURING CHARGE (BENEFIT)

In 2005 we reached final settlement of all remaining lease obligations connected with the closure of a plastic device manufacturing plant in the United Kingdom resulting in the reduction of previously estimated cost accruals of $1.3 million   In 2004 we ceased all production activities at the U.K. operation and recorded a $1.0 million restructuring charge for the excess of future lease costs over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition. The initial decision to close the U.K. plant was made in 2003 resulting in a $7 million charge which included asset-retirement obligations, impairment charges and provisions for statutory post-employment benefit costs.

OTHER EXPENSE

Other expense consists of gains and losses on the sale or disposal of equipment and other assets, foreign exchange transaction items, miscellaneous royalty and sundry transactions.

	2006	2005	2004
	($ in millions)
Pharmaceutical Systems segment	$4.3	$1.1	$0.9
Tech Group segment	0.5	0.2	0.1
Corporate and unallocated items	0.1	0.1	0.5
Total other expense	$4.9	$1.4	$1.5

2006 other expenses were $3.5 million above those recorded in 2005. Our Pharmaceutical Systems segment recorded a $2.5 million charge connected with the impairment of assets involved in the production and licensing of one of our reconstitution products following a substantial reduction in projected orders, causing a decline in our fair value estimates for this product line. The impairment charge includes a $1.6 million reduction to the value of the dedicated production assets for this product, a $0.5 million minimum royalty payment called for under our licensing agreement and a $0.4 million decrease in the value of our licensing rights. The remaining 2006 versus 2005 other expense increase principally relates to the sale or disposal of surplus equipment.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs were as follows:

	2006	2005	2004
	($ in millions)
Pharmaceutical Systems	$129.7	$95.0	$79.6
Tech Group	18.2	9.1	3.9
U.S. Pension expenses	(8.4)	(5.1)	(5.0)
General corporate costs	(24.0)	(19.9)	(20.7)
Stock based compensation costs—unallocated	(14.5)	(7.0)	(7.4)
Restructuring items	—	1.3	(1.0)
Consolidated Operating Profit	$101.0	$73.4	$49.4

Our 2006 operating profit increased by $27.6 million, or 37.5%, over that achieved in 2005. The timing impact of our 2005 acquisitions accounts for $7.1 million of the 2006 operating profit increase; $2.4 million in the Pharmaceutical Systems segment and $4.7 million in the Tech Group segment. The remaining increase in operating profit was generated by sales growth and gross margin improvements in both of our business segments, partially offset by higher costs associated with deferred compensation obligations indexed to our stock price.

The businesses acquired during 2005 contributed $5.2 million (Pharmaceutical Systems $1.7 million and Tech Group $3.5 million) of the $24.0 million consolidated operating profit increase over 2004. The remaining 2005 to 2004 operating profit improvement in the Pharmaceutical Systems segment was principally the result of increased sales volumes in Europe and lower production costs in the United States following the resumption of normal production activities at our Kinston facility. In addition to the impact of the acquired business, 2005 Tech Group segment operating profit also benefited from cost savings following the closure of the former U.K. facility.

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

INTEREST EXPENSE (NET)

The following table summarizes our net interest expense for the three-year period ended December 31, 2006:

	2006	2005	2004
	($ in millions)
Interest expense	$13.4	$14.7	$9.8
Capitalized interest	(0.7)	(0.6)	(1.3)
Interest income	(2.1)	(2.1)	(1.5)
Interest expense (net)	$10.6	$12.0	$7.0

Our 2006 net interest expense decreased $1.4 million from 2005 levels. The 2006 refinancing of our $100 million senior notes resulted in interest savings of $2.1 million. These savings were partially offset by unfavorable interest rate variances on our revolving debt of $0.2 million, and $0.5 million resulting from higher average borrowing levels associated with the financing and timing of our 2005 business acquisitions. 2006 interest income includes $0.3 million of interest paid to us in connection with the settlement of tax refund issues.

2005 net interest expense increased $5.0 million over the prior year. Higher average borrowing levels resulting from our 2005 acquisition activity accounted for $4.0 million of the interest expense increase. The remaining $1.0 million increase in 2005 interest expense was caused by higher interest rates on variable rate borrowings under our revolving credit facility.

INCOME TAXES

The effective tax rate on consolidated income from continuing operations was 29.1% in 2006, 29.0% in 2005 and 27.2% in 2004. Income tax expense in 2006 includes a net $0.7 million favorable adjustment primarily resulting from the closure of the 2002 U.S. federal tax audit year and a $0.4 million tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. The combined impact of these two items reduced our 2006 effective tax rate by 1.4 percentage points.

In 2005 we repatriated $166.0 million in earnings from foreign subsidiaries to the United States parent companies. The foreign repatriations were made in accordance with the provisions of the American Jobs Creation Act of 2004 (“AJCA”). The AJCA provided a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations by providing an 85 percent dividends received deduction on qualified distributions occurring before December 31, 2005. Our 2005 results include a $1.5 million net tax charge ($5.2 million gross tax cost, less $2.4 million of foreign tax credits and $1.3 million in previously established accruals for unremitted earnings) incurred in connection with the repatriation program which increased our overall 2005 effective tax rate by 2.5 percentage points. The 2005 restructuring credit in the U.K. allowed us to utilize prior year loss carry-forwards and therefore decreased our 2005 effective tax rate by 0.6 percentage points. In addition, we reduced tax contingencies connected with the closure of tax years in certain international locations resulting in a 2.8 percentage point reduction in the 2005 effective tax rate.

The 2004 effective tax rate was favorably impacted by the utilization of foreign tax credits on the filing of a prior year U.S. tax return, a change in French tax law extending the life of net operating loss carry-forwards and the reversal of reserves attributable to the closing of tax years. The combined impact of these items, offset partially by the non-deductible restructuring charge, resulted in a 4.3 percentage point reduction in the 2004 effective tax rate.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was income of $1.9 million, $2.4 million and $3.4 million for the years 2006, 2005 and 2004, respectively. Our 2006 equity income from Daikyo was $0.1 million below that recorded in 2005. Daikyo’s 2006 sales and operating growth were approximately 8% above those achieved in 2005; however the increase in the US dollar relative to the Japanese yen fully offset the operational gains. Daikyo’s 2006 results include a $0.7 million loss related to a decision by Daikyo to demolish an existing facility in order to proceed with the construction of a new plant. The charge was largely offset by an unrelated gain on an investment security. Our 2006 equity income from our Mexican affiliates declined $0.4 million from 2005 levels following the transfer of some customer products to our fully-owned plant in Kinston, North Carolina.

Our 2005 equity income was $1.0 million lower than that achieved in 2004 primarily due to the impact on Daikyo’s results of customer purchases during 2004 of a product in advance of a pending FDA approval of a required product reformulation. The increased customer inventory levels accumulated during 2004 resulted in lower sales levels for Daikyo in 2005 as customers utilized existing inventory pending validation of the new formulation. The 2005 operating results of the Mexican affiliates improved on strong sales growth generating results equal to those recorded in 2004 which included a non-operating $0.6 million gain on the sale of real estate.

Our purchases from all affiliates totaled approximately $24.1 million in 2006, $20.6 million in 2005 and $28.6 million in 2004, the majority of which relates to our distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $0.8 million, $0.5 million and $0.6 million in 2006, 2005 and 2004, respectively.

INCOME FROM CONTINUING OPERATIONS

2006 net income from continuing operations was $61.5 million, or $1.83 per diluted share. Our 2006 results include a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico resulting in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

Our 2005 net income from continuing operations was $46.0 million, or $1.41 per diluted share. These results included incremental income tax expense of $1.5 million, or $0.05 per diluted share, associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004. Results for 2005 also include a restructuring credit which increased net income from continuing operations by $1.3 million, or $.04 per diluted share.

Net income from continuing operations in 2004 was $34.3 million, or $1.11 per diluted share. Results for 2004 include incremental manufacturing costs of $11.6 million ($7.9 million, net of tax, or $0.26 per diluted share) associated with the interim production processes that were put in place following a 2003 explosion and fire at our Kinston N.C. plant. 2004 results also include Kinston-related legal expenses of $1.7 million ($1.2 million net of tax, or $0.04 per diluted share). The closure of a manufacturing plant in the U.K. resulted in 2004 restructuring charges of $1.0 million ($0.03 per diluted share). Equity income included a $0.6 million ($0.02 per diluted share) real estate gain. 2004 results also include $2.1 million ($0.07 per diluted share) of favorable tax adjustments resulting from utilization of foreign tax credits on the filing of a prior year tax return and a change in French tax legislation. Prior to the adoption of SFAS 123(R) on January 1, 2005 we had accounted for stock compensation using the intrinsic value method. Had the fair value method prescribed by SFAS 123(R) been applied to earlier periods, our results would have included additional pre-tax stock compensation costs for stock options and the employee stock purchase plan of $1.8 million ($1.2 million net of tax, or $.04 per diluted share) for the year ended December 31, 2004.

DISCONTINUED OPERATIONS

Our 2006 income from discontinued operations was $5.6 million, or $0.17 per diluted share. As a result of a favorable outcome to our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business, we received a tax refund resulting in the recognition of a $4.0 million tax benefit. The settlement of this claim also resulted in pre-tax interest income of $0.6 million ($0.4 million after taxes). We also recognized a $1.2 million favorable adjustment to tax accruals associated with our former Drug Delivery Systems segment primarily as a result of the closure of the 2002 U.S. federal tax audit year.

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

In December 2004, we entered into an agreement to sell our drug delivery business. The sales price consisted of $7.1 million receivable due in cash at the 2005 closing date and a 14% ownership interest in the new company valued at $1.0 million. As a result of the transaction, we recorded a pre-tax loss of $4.7 million ($5.2 million after-tax, or $0.17 per diluted share). The $0.5 million net tax expense was primarily the result of the reversal of current and prior year tax benefits that were no longer available as a result of the transaction. In December 2004 we also announced our intention to exit the clinical services business.

The operating results of the drug delivery business and clinical service unit are classified within discontinued operations for all periods presented. The pre-tax loss from the discontinued drug delivery and clinical services operations was $13.5 million for 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations totaled $139.4 million in 2006, compared to $85.6 million in 2005. Our growth in operating cash flow was led by Pharmaceutical Systems North American operations which generated strong operating profit growth while reducing working capital levels. Operating cash flow in Pharmaceutical System’s Europe/Asia operating segment and our Tech Group segment also improved over prior year levels, moderated by higher inventory requirements.

Consolidated capital spending for 2006 totaled $90.3 million, a $36.2 million increase over 2005 capital spending. 2006 capital spending in our Pharmaceutical Systems segment accounted for $24.0 million of the increase, with $19.0 million of the increase occurring in Europe and Asia. In addition to the initial spending on plant expansions throughout Europe and Asia, major projects included new presses used in the production of our TrimTec ® closures for I.V. bottles, additional rubber compression molding equipment and increased Westar ® capacity in Germany; a new vision inspection process in France; additional equipment for lining materials used in insulin packaging in Denmark and the purchase of land for an expanded administration building in Germany. In the Tech Group segment, 2006 capital spending was $13.5 million more than in 2005, with the relocation and expansion of a plant in Michigan accounting for 75% of the increase. 2006 general corporate and other projects declined by $1.3 million from prior year levels.

2006 and 2005 cash flows provided by investing operations each include a $0.2 million loan repayment received from our affiliate in Mexico. In 2005 net cash of $174.8 million was used to acquire Monarch, TGI, and Medimop. Cash provided by investing activities in 2004 includes $31.8 million of insurance proceeds related to the Kinston accident, which helped to fund the reconstruction of the new facility.

Cash flows used in financing activities include the prepayment of $100.0 million of 6.81% senior notes on February 27, 2006. We financed the prepayment by issuing €81.5 million of new senior unsecured notes with a USD value of approximately $100.0 million. €20.4 million of the notes have a maturity of 7 years with an interest rate of 4.215% while the remaining €61.1 million of the notes have a maturity of 10 years and an interest rate of 4.38%. Our strong operating cash flow in 2006 has allowed us to reduce borrowing under our revolving credit agreements by $57.7 million from year end 2005 levels.

Financing cash flows in 2006 include proceeds from stock option exercises and related tax benefits totaling $15.3 million. Dividends paid to shareholders were $15.9 million ($0.49 per share). The Board of Directors intends to continue the practice of declaring dividends following their quarterly review of the West Pharmaceutical Services Inc.’s financial condition and results of operations. Management expects that cash flows from continuing operations, net of capital spending requirements, will provide sufficient funding for the current dividend policy.

The following table summarizes our contractual obligations at December 31, 2006, and the effect the obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in millions)
Unconditional purchase obligations	$3.2	$0.4	$—	$—	$3.6
Long-term debt	0.5	0.1	53.6	182.1	236.3
Interest on long-term debt(1)	10.5	21.0	19.5	22.5	73.5
Operating lease obligations	10.7	19.8	12.7	21.0	64.2
Pensions/other post-retirement obligations	1.6	5.0	6.1	30.1	42.8
Total contractual obligations	$26.5	$46.3	$91.9	$255.7	$420.4

(1)          Future interest payments on variable-rate debt were calculated using the applicable ending interest rate at December 31, 2006.

We have letters of credit totaling $5.6 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment lease payments in Ireland and the payment of sales tax liabilities in the United States. The accrual for insurance obligations was $2.4 million at December 31, 2006.

At December 31, 2006 our consolidated debt was $236.3 million and our debt-to-total invested capital (total debt, minority interests and shareholders’ equity) ratio was 36.0% compared to 45.0% at December 31, 2005. Our cash and cash equivalents balance was $47.1 million at December 31, 2006, compared to $48.8 million at December 31, 2005. Our December 31, 2006 net working capital totaled $124.8 million and the ratio of current assets to liabilities was 1.8 to 1. We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2006, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and leased equipment and sales tax liability guarantees as noted above.

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

REVENUE RECOGNITION:   The majority of our revenue is generated from our standard product manufacturing operations which convert rubber, metal, and plastic raw materials into component parts used in closure systems and syringe components for use with injectable drugs and drug delivery devices. Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

Approximately 5% of our revenue is generated by the construction of tools, molds or automation equipment. These projects generally take several months to complete and utilize West’s experienced personnel and wholly owned tool shops. We record revenue on a percentage of completion basis utilizing the ratio of actual cost incurred over total costs estimated for each project. Additionally, if at any time during the life of a project, it is determined that the estimated project cost will exceed the purchase commitment from the customer, the entire amount of the estimated loss is recorded immediately.

IMPAIRMENT OF LONG-LIVED ASSETS:   We review goodwill and long-lived assets annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as our operating segments, which we have determined to be the Americas and Europe/Asia Pacific divisions of the Pharmaceutical Systems segment, and the Tech Group segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. When assets are held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less disposition costs. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

EMPLOYEE BENEFITS:   The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. For U.S. plans, which account for 90% of global plan assets, the long-term rate of return assumption decreased to 8.0% in 2006 from 8.75% in 2005. In 2007, the long-term rate of return assumption remains 8.00%. The return assumption is reviewed annually and determined by the projected return for the expected mix of plan assets (approximately 65% equity and 35% debt securities). The discount rate increased 25 basis points to 5.9% at December 31, 2006, to reflect current market conditions. The discount rate selected is the single rate equivalent for a theoretical portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to the plans’ projected benefit payments. Changes in these estimates, including the market performance of plan assets and other actuarial assumptions, could have a material impact on our future results of operations and financial position. Every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by approximately $0.5 million. A 25 basis point reduction in the discount rate would increase pension expense by approximately $0.7 million.

As described more fully in Note 14 to our consolidated financial statements, Benefit Plans, included within Item 8 of this 2006 Form 10-K, we amended the benefit formulas used in our U.S. defined benefit plans, resulting in a $18.8 million reduction in our projected benefit obligations. The impact of the plan amendment will be recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment.

On December 31, 2006, we adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The new standard requires the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

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

During the first quarter of 2006, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO) for certain inventory located in the United States, which accounted for approximately 30% of our total consolidated inventory at December 31, 2005. The majority (70%) of our inventory had already been accounted for under, primarily, the FIFO method. The change was made to facilitate a comparison of our financial results with those of our principal competitors and customers on such measures as inventory levels and turnover, gross margin and operating earnings. We also believe that using the FIFO method provides a better match of expenses and revenues and provides a more consistent inventory costing method within our operating segments; thus, the change in accounting was considered preferable. The impact of the change has been applied retrospectively and the financial statements have been adjusted for all prior periods presented. See additional discussion in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financials Statements.

Please refer to Note 1, Summary of Significant Accounting Policies, and Note 19, New Accounting Standards, of the Notes to Consolidated Financial Statements included within Item 8 of this report for additional information on accounting and reporting standards considered in the preparation and presentation of West Pharmaceutical Services, Inc.’s financial statements.

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

Foreign Currency Exchange Risk

We have subsidiaries outside the U.S. accounting for approximately 49% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary and are therefore translated into U.S. dollars, the foreign subsidiaries may also hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

As of December 31, 2006 we have a forward-exchange contract of $0.65 million ending on January 11, 2007 that protects us against the variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (USD). The terms of the arrangement set a base rate of 1.22 USD per Euro and a limit rate of 1.35 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiration date, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of December 31, 2006 the Euro was equal to 1.31 USD.

We have designated our €81.5 million debt as a hedge of our investment in the net assets of our European operations. A $7.0 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of December 31, 2006. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At December 31, 2006, a foreign exchange translation gain on the Yen-denominated debt of less than $0.1 million is included within accumulated other comprehensive income.

Interest Rate Risk

As a result of our normal borrowing activities, we are exposed to fluctuations in interest rates which we manage primarily through our financing activities. We have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, revolving credit facilities and capital lease obligations. Portions of long-term debt which are payable during 2007 are classified as short-term liabilities as of December 31, 2006. The following table summarizes our interest rate risk-sensitive instruments:

	2007	2008	2009	2010	2011	Thereafter	Carrying Value	Fair Value
	($ in millions)
Current Debt and Capital Leases:
Euro denominated	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Average interest rate—fixed	5.3%	—	—	—	—	—
Long-Term Debt and Capital Leases:
U.S. dollar denominated(1)	—	—	—	—	—	$75.0	$75.0	$75.0
Average interest rate—variable	—	—	—	—	—	6.2%
U.S. dollar denominated	—	—	—	—	$15.0	—	$15.0	$15.0
Average interest rate—variable	—	—	—	—	6.0%	—
Euro denominated	—	$0.1	—	$0.7	—	$107.1	$107.9	$94.8
Average interest rate—fixed	—	5.0%	—	5.5%	—	4.3%
Euro denominated	—	—	—	—	$6.6	—	$6.6	$6.6
Average interest rate—variable	—	—	—	—	4.3%	—
Krone denominated	—	—	—	—	$8.6	—	$8.6	$8.6
Average interest rate—variable	—	—	—	—	4.5%	—
Yen denominated	—	—	—	—	$22.7	—	$22.7	$22.7
Average interest rate—variable	—	—	—	—	1.0%	—

(1)          As of December 31, 2006 we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively. At December 31, 2006, the interest rate-swap agreements had a fair value of $1.9 million favorable to the Company and are recorded as a non-current asset.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

West Pharmaceutical Services, Inc. and Subsidiaries

for the years ended December 31, 2006, 2005 and 2004

	2006	2005*	2004*
	(in millions, except per share data)
Net sales	$913.3	$699.7	$541.6
Cost of goods and services sold	651.5	505.9	384.5
Gross profit	261.8	193.8	157.1
Selling, general and administrative expenses	155.9	120.3	105.2
Restructuring charge (benefit)	—	(1.3)	1.0
Other expense (income), net	4.9	1.4	1.5
Operating profit	101.0	73.4	49.4
Loss on debt extinguishment	5.9	—	—
Interest expense	12.7	14.1	8.5
Interest income	(2.1)	(2.1)	(1.5)
Income before income taxes and minority interests	84.5	61.4	42.4
Provision for income taxes	24.6	17.7	11.5
Minority interests	0.3	0.1	—
Income from consolidated operations	59.6	43.6	30.9
Equity in net income of affiliated companies	1.9	2.4	3.4
Income from continuing operations	61.5	46.0	34.3
Pretax income (loss) from discontinued operations	0.6	(0.3)	(13.5)
Pretax gain (loss) on disposal of business segment	—	0.7	(4.7)
Income tax benefit from discontinued operations	5.0	—	4.1
Income (loss) from discontinued operations	5.6	0.4	(14.1)
Net income	$67.1	$46.4	$20.2
Net income (loss) per share:
Basic
Continuing operations	$1.91	$1.48	$1.14
Discontinued operations	.18	.01	(.47)
	$2.09	$1.49	$.67
Assuming dilution
Continuing operations	$1.83	$1.41	$1.11
Discontinued operations	.17	.01	(.46)
	$2.00	$1.42	$.65
Average common shares outstanding	32.2	31.1	30.0
Average shares assuming dilution	33.6	32.5	30.8
Dividends declared per common share	$.50	$.46	$.43

*                    Adjusted retrospectively for the change in method of inventory costing (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2006, 2005 and 2004

	2006	2005*	2004*
	(in millions)
Net income	$67.1	$46.4	$20.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20.5	(29.8)	19.2
Unrealized gains on securities of affiliates	0.6	1.1	0.3
Minimum pension liability adjustments	(0.1)	0.5	(2.0)
Unrealized gains on derivatives	0.4	0.7	—
Other comprehensive income, net of tax	21.4	(27.5)	17.5
Comprehensive income	$88.5	$18.9	$37.7

*                    Adjusted retrospectively for the change in method of inventory costing (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2006 and 2005

	2006	2005*
	(in millions, except per share data)
ASSETS
Current assets:
Cash, including cash equivalents	$47.1	$48.8
Accounts receivable	109.5	107.4
Inventories	97.5	71.1
Income tax refundable	1.0	3.1
Deferred income taxes	5.3	2.4
Other current assets	21.3	14.3
Total current assets	281.7	247.1
Property, plant and equipment	757.4	647.2
Less accumulated depreciation and amortization	372.7	319.2
Property, plant and equipment, net	384.7	328.0
Investments in and advances to affiliated companies	29.7	27.7
Goodwill	102.8	89.5
Pension asset	12.1	47.1
Deferred income taxes	29.8	8.3
Intangible assets, net	66.3	69.7
Restricted cash	—	7.1
Other assets	11.1	9.0
Total Assets	$918.2	$833.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.3
Accounts payable	61.2	45.8
Pension and other postretirement benefits	1.6	1.0
Accrued expenses:
Salaries, wages and benefits	35.3	25.7
Income taxes payable	17.7	15.9
Restructuring costs	—	0.2
Deferred income taxes	2.7	8.3
Other	37.9	31.1
Total current liabilities	156.9	128.3
Long-term debt	235.8	280.7
Deferred income taxes	43.5	31.9
Pension and other postretirement benefits	41.2	34.9
Other long-term liabilities	21.5	13.7
Total Liabilities	498.9	489.5
Commitments and contingencies	—	—
Minority interests	4.8	4.1
Shareholders’ equity:
Preferred stock, shares authorized: 3.0 million; shares issued and outstanding: 2006—0; 2005—0	—	—
Common stock, par value $.25 per share; shares authorized: 50.0 million; shares issued: 34.3 million in 2006 and 2005 shares outstanding: 2006—32.9 million; 2005—31.8 million	8.6	8.6
Capital in excess of par value	52.8	39.3
Retained earnings	375.7	325.0
Accumulated other comprehensive income	10.6	8.9
Treasury stock, at cost (2006—1.4 million shares; 2005 - 2.6 million shares)	(33.2)	(41.9)
Total shareholders’ equity	414.5	339.9
Total Liabilities and Shareholders’ Equity	$918.2	$833.5

*                    Adjusted retrospectively for the change in method of inventory costing (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2006, 2005 and 2004

	Common Stock		Capital in		Accumulated other	Treasury Stock
	Number of shares	Common Stock	excess of par value	Retained earnings	comprehensive income (loss)	Number of shares	Treasury Stock	Total
	(in millions, except per share data)
Balance, December 31, 2003*	34.3	$8.6	$25.8	$286.0	$18.9	(5.1)	$(76.9)	$262.4
Net income*				20.2				20.2
Shares issued under stock plans			(1.3)			1.5	21.1	19.8
Shares repurchased						—	(0.1)	(0.1)
Cash dividends declared ($.43 per share)				(13.1)				(13.1)
Changes—other comprehensive income					17.5			17.5
Balance, December 31, 2004*	34.3	$8.6	$24.5	$293.1	$36.4	(3.6)	$(55.9)	$306.7
Net income*				46.4				46.4
Shares issued for business acquisitions			2.4			0.2	3.0	5.4
Shares issued under stock plans			8.1			0.8	11.1	19.2
Tax benefit from stock plans			4.3					4.3
Shares repurchased						—	(0.1)	(0.1)
Cash dividends declared ($.46 per share)				(14.5)				(14.5)
Changes—other comprehensive income					(27.5)			(27.5)
Balance, December 31, 2005*	34.3	$8.6	$39.3	$325.0	$8.9	(2.6)	$(41.9)	$339.9
Net income				67.1				67.1
Shares issued under stock plans			2.6			1.2	8.7	11.3
Tax benefit from stock plans			10.9					10.9
Cash dividends declared ($.50 per share)				(16.4)				(16.4)
Changes—other comprehensive income					21.4			21.4
Adjustment to initially apply SFAS 158, net of tax					(19.7)			(19.7)
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$414.5

*                    Adjusted retrospectively for the change in method of inventory costing (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2006, 2005 and 2004

	2006	2005*	2004*
	(in millions)
Cash flows provided by operating activities:
Net income	$67.1	$46.4	$20.2
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Gain) loss from discontinued operations, net of tax	(5.6)	(0.4)	14.1
Depreciation	48.1	40.5	30.3
Amortization	4.6	6.9	2.9
Stock-based compensation	14.5	8.0	7.4
Loss on sales of equipment and asset impairments	4.0	0.6	1.5
Deferred income taxes	4.9	2.7	(2.5)
Pension and other retirement plans	8.9	3.7	4.8
Equity in undistributed earnings of affiliates, net of dividends	(1.9)	(2.3)	(3.3)
Changes in assets/liabilities, net of discontinued operations and acquisitions:
Decrease (increase) in accounts receivable	2.8	(13.3)	3.6
(Increase) decrease in inventories	(22.8)	(0.8)	(8.1)
Increase in other current assets	(3.1)	(0.8)	(8.1)
Increase (decrease) in accounts payable	15.8	7.1	(1.9)
Changes in other assets and liabilities	2.1	(12.7)	13.7
Insurance proceeds, net of costs, related to Kinston accident	—	—	6.4
Net cash provided by operating activities	139.4	85.6	81.0
Cash flows used in investing activities:
Property, plant and equipment acquired	(90.3)	(54.1)	(57.4)
Insurance proceeds received for property damage	—	—	31.8
Proceeds from sale of assets	0.2	1.3	0.5
Acquisition of businesses, net of cash acquired	—	(174.8)	—
Repayments from affiliate	0.2	0.2	0.6
Net cash used in investing activities	(89.9)	(227.4)	(24.5)
Cash flows (used in) provided by financing activities:
(Repayments) borrowings under revolving credit agreements, net	(57.7)	131.6	(16.9)
Payment of fees under revolving credit agreements	—	(1.0)	(0.5)
Prepayment of senior notes	(100.0)	—	—
Issuance of senior unsecured notes	100.1	—	—
Changes in other debt, including overdrafts	(2.0)	(10.0)	1.4
Excess tax benefit from stock option exercises	10.9	2.6	—
Issuance of common stock	4.4	11.5	13.5
Dividend payments	(15.9)	(14.1)	(12.8)
Purchase of treasury stock	—	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(60.2)	120.5	(15.4)
Cash flows provided by (used in) operating activities of discontinued operations	4.4	(5.8)	(11.9)
Cash flows provided by (used in) investing activities of discontinued operations	—	13.3	(0.2)
Net cash provided by (used in) discontinued operations	4.4	7.5	(12.1)
Effect of exchange rates on cash	4.6	(6.2)	2.0
Net (decrease) increase in cash and cash equivalents	(1.7)	(20.0)	31.0
Cash and cash equivalents at beginning of period	48.8	68.8	37.8
Cash and cash equivalents at end of period	$47.1	$48.8	$68.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.0	$13.2	$8.5
Income taxes paid	$15.0	$17.6	$7.6

*                     Adjusted retrospectively for the change in method of inventory costing (see Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)

Note 1:   Summary of Significant Accounting Policies

Basis of Presentation:   The financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

Principles of Consolidation:   The consolidated financial statements include the accounts of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) after the elimination of intercompany transactions. We have no participation or other rights in variable interest entities.

Reclassification:   Certain reclassifications were made to prior period financial statements to be consistent with the current year presentation.

Cash and Cash Equivalents:   Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less at the time of purchase.

Accounts Receivable:   Our accounts receivable balance at December 31, 2006 and 2005 was net of an allowance for doubtful accounts of $0.9 million and $1.0 million, respectively. We record the allowance based on a specific identification methodology.

Inventories:   Inventories are valued at the lower of cost or market. During the first quarter of 2006, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO) for certain inventory located in the United States, which accounted for approximately 30% of our total consolidated inventory at December 31, 2005. The majority of our inventory had already been accounted for under, primarily, the FIFO method. The change was made to facilitate a comparison of our financial results with those of our principal competitors and customers on such measures as inventory levels and turnover, gross margin and operating earnings. We also believe that using the FIFO method provides a better match of expenses and revenues and provides a more consistent inventory costing method within our operating segments; thus, the change in accounting was considered preferable.

In accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), the impact of this change has been applied retrospectively and the financial statements have been adjusted for all prior periods presented. The Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect an increase in inventories of $9.9 million, an increase in the current deferred income tax liability of $3.5 million and an increase in retained earnings of $6.4 million. Retained earnings at December 31, 2004 and 2003, presented in the Consolidated Statements of Shareholders’ Equity, has been adjusted to reflect an increase of $5.6 million and $4.8 million, respectively. For both 2005 and 2004, cost of goods and services sold decreased by $1.2 million, income before income taxes and minority interest increased by $1.2 million, income tax expense was increased by $0.4 million, and net income was increased by $0.8 million. In the Consolidated Statements of Cash Flows for both 2005 and 2004, the increase in net income of $0.8 million was offset by corresponding changes in inventory of $1.2 million and in deferred income taxes of $0.4 million, resulting in no impact to net cash provided by operating activities. The accounting change from LIFO to FIFO did not have a material effect on the 2006 results of operations.

Employee Benefits:   The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. On October 17, 2006, we amended the benefit formulas used in our U.S. defined benefit plans, resulting in an $18.8 million reduction in our projected benefit obligations. The impact of this plan amendment will be recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment.

On December 31, 2006, we adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The new standard requires the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006. See Note 14, Benefit Plans, for a more detailed discussion of our pension and other retirement plans.

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

Financial Instruments:   We use financial instruments such as interest rate swap and forward exchange contracts, known as derivatives, to minimize the economic exposure related to fluctuating interest and foreign exchange rates. All derivatives are recognized as either assets or liabilities in the statement of financial position and recorded at their fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of any derivative used in a hedging transaction, and the change in fair value of a derivative instrument with no hedging designation or purpose is recognized immediately into earnings.

Revenue Recognition:   The majority of our revenue is generated from our standard product manufacturing operations which convert rubber, metal, and plastic raw materials into component parts used in closure systems and syringe components for use with injectable drugs and drug delivery devices. Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs based on its assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

Approximately 5% of our revenue is generated from the construction of tools, molds or automation equipment. These projects generally take several months to complete and utilize West’s experienced personnel and wholly owned tool shops. We record revenue on a percentage of completion basis utilizing the ratio of actual cost incurred over total costs estimated for each project. If at any time during the life of a project, it is determined that the estimated project cost will exceed the purchase commitment from the customer, the entire amount of the estimated loss is recorded immediately.

Shipping and Handling Costs:   Net sales include shipping and handling costs collected from customers in connection with the sale. These costs are included in cost of sales.

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

Goodwill and Other Intangibles:   Goodwill and intangible assets with indefinite lives are tested for impairment each fourth quarter or more frequently if an event occurs that indicates that there could be impairment. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. Other intangible assets, including patents and licensed technology, are recorded at cost and are amortized on a straight-line method over their useful lives. Certain tradenames have been determined to have indefinite lives and therefore are not subject to amortization.

Impairment of Long-Lived Assets:   Long-lived assets, including property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded for the difference between the asset’s carrying value and its fair value. This loss is included in operating profit. For assets to be held and used in the business, management determines fair value by estimating the future cash flows to be derived from the asset and discounts these flows to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the anticipated proceeds to be received upon sale of the asset, less costs to sell.

Research and Development:   Research, development and engineering expenditures are for the creation and application of new or improved products and processes. Expenditures include primarily salaries and outside services for those directly involved in research and development activities and are expensed as incurred.

Research and development costs by segment were as follows:

	2006	2005	2004
	($ in millions)
Pharmaceutical Systems	$8.8	$6.3	$5.2
Tech Group	2.3	1.6	1.6
	$11.1	$7.9	$6.8

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

Income Taxes:   Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of our assets and liabilities. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. U.S. income taxes and withholding taxes are accrued on the portion of earnings of international subsidiaries and affiliates intended to be remitted to the parent company.

Stock-Based Compensation:   On January 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment—Revised 2004” (“SFAS 123(R)”), using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that were outstanding at January 1, 2005, are being recognized on a straight-line basis over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the fair-value based method prescribed in SFAS 123 had been applied to stock option grants and shares issued under the employee stock purchase plan in 2004, our net income and basic and diluted net income per share would have been reduced as summarized below:

2004
($ in millions, except per share data)
Net income, as reported:	$20.2
Add: Stock-based compensation expense included in net income, net of tax	5.0
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(6.2)
Pro forma net income	$19.0
Net income per share:
Basic, as reported	$.67
Basic, pro forma	$.63
Diluted, as reported	$.65
Diluted, pro forma	$.62

Net Income Per Share:   Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Net income per share assuming dilution considers the potential issuance of common shares under our stock option and award plans, based on the treasury stock method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period.

Note 2:   Acquisitions

On May 20, 2005, we completed our acquisition of substantially all of the assets of the Tech Group, Inc. (“TGI”), including the outstanding stock of, or other equity interests in, TGI’s wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. TGI offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to healthcare and consumer industries. The total purchase price was $140.5 million.

The allocation of the purchase price to assets acquired and liabilities assumed is based on estimates of fair value determined by management. The fair value of customer contracts and customer relationships was estimated using a variation of the income approach; a method estimating the fair value of an asset based on the cash flows that an asset can be expected to generate over its useful life. The remaining useful life of acquired assets was determined by reference to the period over which the asset is expected to contribute to future cash flows. Trademarks acquired in the TGI acquisition were assigned an indefinite useful life as management intends to continue to utilize them for the foreseeable future and there are no known legal, regulatory, contractual or economic factors which limit their useful life.

The TGI purchase price was allocated as follows:

Asset (Liability)
($ in millions)
Inventories	$7.0
Accounts receivable	20.8
Other current assets	8.0
Property, plant and equipment	49.0
Goodwill	25.4
Intangible assets	53.2
Other noncurrent assets	0.3
Current liabilities	(21.3)
Noncurrent liabilities and deferred taxes	(1.9)
Total consideration	$140.5

During 2006, restricted cash paid as part of the original 2005 TGI purchase price of $140.5 million was released and paid to the sellers upon the achievement of certain earnings targets called for in the acquisition agreement. The release of the restricted cash balance of $7.1 million resulted in additional goodwill.

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
	($ in millions)
Trademarks	$10.0	Indefinite
Customer contracts	22.7	20 Years
Customer relationships	20.5	25 Years
	$53.2

The amortization expense for 2006 for these intangible assets was $2.0 million. The estimated annual amortization expense of these intangible assets for each of the next five years is approximately $2.0 million per year.

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

We paid total consideration of $40.0 million for the initial investment in Medimop, of which approximately $36.4 million was paid in cash and the balance by delivering 128,547 shares of our common stock issued at a fair value of $3.6 million. As of December 31, 2006, additional contingent cash consideration of up to $1.2 million may be payable depending on the achievement of operating goals over the period ending on December 31, 2009.

The Medimop purchase price was allocated as follows:

Asset (Liability)
($ in millions)
Inventories	$0.9
Accounts receivable	2.2
Other current assets	3.1
Property, plant and equipment	1.8
Goodwill	29.8
Intangible assets	17.4
Current liabilities	(5.5)
Minority interest	(4.1)
Noncurrent liabilities and deferred taxes	(5.6)
Total consideration	$40.0

The acquired intangible assets and their respective remaining useful lives are as follows:

	Estimate of Fair Value	Remaining Useful Life
	($ in millions)
Trademarks	$1.2	12 Years
Patents	3.7	12 Years
Covenant not to compete	3.8	7 Years
Customer relationships	8.7	10 Years
	$17.4

The amortization expense for 2006 for these intangible assets was $2.0 million. The estimated annual amortization expense of these intangible assets for the next five years is approximately $1.8 million per year.

The following unaudited pro forma summary combines our results with the results of operations of Medimop and TGI as if the acquisitions had occurred at the beginning of 2005 and 2004. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period, or of results which may occur in the future.

	Twelve Months Ended
	12/31/05	12/31/04
	($ in millions, except per share data)
Net sales	$770.4	$673.8
Income from continuing operations	$47.7	$29.6
Income from continuing operations per diluted share	$1.47	$0.96
Net income	$48.1	$15.5
Net income per diluted share	$1.48	$0.50

On February 11, 2005, we acquired 100% of the outstanding stock of Monarch Analytical Laboratories, Inc. (“Monarch”). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, we paid $2.0 million in cash and 70,586 shares of our common stock valued at $1.8 million for Monarch. Additionally, we assumed, and subsequently paid, debt in the amount of $1.9 million.

The Monarch purchase price was allocated as follows:

Asset (Liability)
($ in millions)
Current assets	$0.8
Property, plant and equipment	2.0
Goodwill	3.4
Current liabilities and deferred taxes	(0.5)
Total consideration	$5.7

Pro forma results assuming the acquisition of Monarch as of January 1, 2004 would not be materially different from reported sales or net income.

Our financial statements include the results of the acquired businesses for periods after the acquisition date. Goodwill is not deductible for tax purposes on these acquisitions.

Note 3:   Discontinued Operations

Our 2006 income from discontinued operations was $5.6 million, or $0.17 per diluted share. As a result of a favorable outcome to our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business, we received a tax refund resulting in the recognition of a $4.0 million tax benefit. The settlement of this claim also resulted in pre-tax interest income of $0.6 million ($0.4 million after taxes). We also recognized a $1.2 million favorable adjustment to tax accruals associated with our former Drug Delivery Systems segment primarily as a result of the closure of the 2002 U.S. federal tax audit year.

2005 income from discontinued operations was $0.4 million, or $0.01 per diluted share. The majority of the income was generated from the August 2005 sale of the clinical services unit for $6.2 million resulting in a pre-tax gain of $0.7 million ($0.5 million net of tax). Operating losses and other costs associated with the sale of our former drug delivery business completed in the first quarter of 2005 totaled $1.9 million ($1.1 million, net of tax), more than offsetting the operating income of $1.6 million ($1.0 million, net of tax) generated by the clinical services unit prior to its divestiture.

In December 2004, we entered into an agreement to sell our drug delivery business. The sales price consisted of $7.1 million receivable due in cash at the 2005 closing date and a 14% ownership interest in the new company valued at $1.0 million. As a result of the transaction, we recorded a pre-tax loss of $4.7 million ($5.2 million after-tax, or $0.17 per diluted share). The $0.5 million net tax expense was primarily the result of the reversal of current and prior year tax benefits that were no longer available as a result of the transaction. In December 2004 we also announced our intention to exit the clinical services business. The operating results of the drug delivery business and clinical service unit are classified within discontinued operations for all periods presented. The pre-tax loss from the discontinued drug delivery and clinical services operations was $13.5 million for 2004.

Net sales and income from discontinued operations were as follows:

	2006	2005	2004
	($ in millions)
Net sales	$—	$7.9	$10.8
Pretax income (loss) from discontinued operations	0.6	(0.3)	(13.5)
Pretax income (loss) on disposal of business segment	—	0.7	(4.7)
Income tax benefit	5.0	—	4.1
Net gain/(loss) from discontinued operations	$5.6	$0.4	$(14.1)

Net cash provided by (used in) discontinued operations was as follows:

	2006	2005	2004
	($ in millions)
Operating activities	$4.4	$(5.8)	$(11.9)
Proceeds from disposition	—	13.3	—
Property, plant and equipment acquired	—	—	(0.2)
Net cash provided by (used in) discontinued operations	$4.4	$7.5	$(12.1)

Note 4:   Restructuring Charge (Benefit)

The following table details activity related to our restructuring obligations:

	Severance and benefits	Other Costs	Total
	($ in millions)
Balance, December 31, 2003	$1.4	$0.5	$1.9
2004 expense	0.4	0.6	1.0
Non-cash adjustments	—	1.8	1.8
Cash payments	(1.3)	—	(1.3)
Balance, December 31, 2004	0.5	2.9	3.4
2005 income	—	(1.3)	(1.3)
Non-cash adjustments	—	(0.3)	(0.3)
Cash payments	(0.3)	(1.3)	(1.6)
Balance, December 31, 2005	0.2	—	0.2
Cash payments	(0.2)	—	(0.2)
Balance, December 31, 2006	$—	$—	$—

During 2004, we recorded a $1.0 million net charge principally consisting of the excess of future lease costs at the U.K. plant over expected sub-lease rental income, as well as additional severance expense and repair costs necessary to return the leased facility to its original condition.

During 2005, all repair and lease cancellation costs for the leased facility in the U.K. were paid out and the remaining accrual was reduced to zero upon completion of the required arrangements. Other cash payments during the year of $0.3 million were for severance and benefit agreements.

During 2006, the remaining restructuring obligations were paid.

Note 5:   Other Expense

	2006	2005	2004
	($ in millions)
Foreign exchange losses (gains)	$0.7	$0.5	$(0.1)
Asset impairment charges	2.5	0.5	—
Loss on sales of equipment	1.5	0.1	1.5
Other	0.2	0.3	0.1
	$4.9	$1.4	$1.5

During 2006 our Pharmaceutical Systems segment recorded a $2.5 million charge connected with the impairment of assets involved in the production and licensing of one of our reconstitution products following a substantial reduction in projected orders, causing a decline in our fair value estimates for this product line. The impairment charge includes a $1.6 million reduction to the value of the dedicated production assets for this product, a $0.5 million minimum royalty payment called for under our licensing agreement and a $0.4 million decrease in the value of our licensing rights.

2005 results include a $0.5 million impairment of our investment in a company that had been developing genomics analysis technology following that company’s unsuccessful efforts in finding a commercial sponsor.

Note 6:   Income Taxes

Income before income taxes from continuing operations was derived as follows:

	2006	2005	2004
	($ in millions)
U.S. operations	$17.8	$7.1	$6.0
International operations	66.7	54.3	36.4
	$84.5	$61.4	$42.4

The related provision for income taxes from continuing operations consists of:

	2006	2005	2004
	($ in millions)
Current provision:
Federal	$0.4	$(2.0)	$1.6
State	(0.5)	0.5	—
International	19.8	16.5	12.4
	19.7	15.0	14.0
Deferred provision:
Federal	3.1	2.3	(1.9)
International	1.8	0.4	(0.6)
	4.9	2.7	(2.5)
Provision for income taxes, continuing operations	$24.6	$17.7	$11.5

A reconciliation of the U.S. statutory corporate tax rate to our effective consolidated tax rate on income before income taxes from continuing operations follows:

	2006	2005	2004
U.S. statutory corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than United States tax rate	(2.6)	(3.2)	1.6
Non-benefited losses	1.5	4.1	2.8
Reversal of prior valuation allowance	(1.9)	(2.2)	(2.6)
Tax on repatriated earnings under AJCA, net of credits	—	2.5	—
Reversal of reserves related to closed years	(1.4)	(2.9)	(4.4)
U.S. tax on international earnings, net of foreign tax credits	(1.3)	(4.5)	(2.4)
State income taxes, net of federal tax benefit	(3.4)	(1.6)	(2.5)
Other	3.2	1.8	(0.3)
Effective tax rate, continuing operations	29.1%	29.0%	27.2%

The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31 are as follows:

	2006	2005
	($ in millions)
Current assets	$5.3	$2.4
Noncurrent assets	55.1	32.6
Noncurrent valuation allowance	(25.3)	(24.3)
Current liabilities	(2.7)	(8.3)
Noncurrent liabilities	(43.5)	(31.9)
	$(11.1)	$(29.5)

The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31:

	2006	2005
	($ in millions)
Deferred tax assets
Net operating loss carryforwards	$21.4	$28.1
Tax credit carryforwards	10.5	9.3
Restructuring and severance charges	—	0.2
Capital loss carryforwards	1.4	1.3
Pension and deferred compensation	14.3	(2.5)
Other	10.7	9.2
Valuation allowance	(25.3)	(24.3)
Total deferred tax assets	33.0	21.3
Deferred tax liabilities:
Accelerated depreciation	40.0	40.0
Kinston gain	—	6.5
Other	4.1	4.3
Total deferred tax liabilities	44.1	50.8
Net deferred tax liability	$(11.1)	$(29.5)

At December 31, 2006, we had U.S. federal net operating loss carryforwards of $2.2 million and state operating loss carryforwards of $205.0 million, which created deferred tax assets of $0.7 million and

$12.2 million, respectively; and foreign operating loss carryforwards of $30.3 million, which created a deferred tax asset of $8.5 million. Management estimates that the state and foreign operating loss carryforwards, $205.0 million and $30.3 million, respectively, are unlikely to be utilized and the associated deferred tax assets of $12.2 million and $8.5 million, respectively, have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $7.0 million in 2007 and $198.0 million after 2008. Foreign loss carryforwards will expire as follows: $0.1 million in 2008 and $8.4 million with no expiration date.

As of December 31, 2006, we had available foreign tax credit carryforwards of $7.1 million expiring as follows: $0.3 million in 2009, $0.4 million in 2010, $0.3 million in 2011, $1.7 million in 2012, $0.1 million in 2013, $0.4 million in 2014 and $3.9 million after 2014. Based upon current projections, management estimates that $3.2 million will not be utilized and therefore a valuation allowance was established for that amount. We have research and development credit carryforwards of $3.4 million, of which $0.5 million expires in 2020, $0.5 million expires in 2021 and $2.4 million expires after 2021.

As of December 31, 2006, we had available capital loss carry-forwards of $1.4 million. We currently have no capital gains to offset capital losses; therefore, the entire amount of $1.4 million has been fully reserved.

At December 31, 2006, we had undistributed earnings of foreign subsidiaries, amounting to $224.0 million on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

The American Jobs Creation Act of 2004 (the “AJCA”) provided for a special one-time elective dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During 2005, we repatriated approximately $166 million, of which $141 million qualified for the special one-time elective dividends-received deduction and $25 million constituted earnings that do not qualify under the Act. We recorded tax expense of $1.5 million related to the repatriation. Prior to the AJCA, we did not provide deferred taxes on undistributed earnings of foreign subsidiaries as we intended to utilize these earnings through expansion of our business operations outside the United States for an indefinite period of time.

In 2006 we recorded a $0.4 million tax benefit associated with the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico and related interest income of $0.3 million ($0.2 million, net of tax).

The Internal Revenue Service (IRS) has completed and closed its audits of our U.S. tax returns through 2002.

Note 7:   Segment Information

Our operations are comprised of two reportable segments: Pharmaceutical Systems and Tech Group. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment has two operating segments: the Americas and Europe/Asia Pacific. These segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products in their respective geographic regions, use a similar distribution process and have a common customer base. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to healthcare and consumer industries.

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

The following table provides information on sales by significant product group:

	2006	2005	2004
	($ in millions)
Pharmaceutical packaging	$511.9	$417.2	$378.1
Disposable medical components	109.2	97.4	88.1
Personal care products	4.9	5.1	5.1
Laboratory and other services	18.1	18.6	9.7
Pharmaceutical Systems	644.1	538.3	481.0
Healthcare devices	155.6	76.5	24.7
Consumer products	84.4	63.2	35.6
Tooling/mold construction	39.2	30.4	7.6
Tech Group	279.2	170.1	67.9
Intersegment sales	(10.0)	(8.7)	(7.3)
Net sales	$913.3	$699.7	$541.6

We had sales to one customer of approximately $86.9 million, $74.7 million and $61.9 million in 2006, 2005 and 2004, respectively.

The following table presents sales and long-lived assets by the country in which the legal subsidiary is domiciled and assets are located.

	Sales			Property, Plant and Equipment
	2006	2005	2004	2006	2005	2004
	($ in millions)
United States	$464.5	$344.5	$264.9	$185.3	$171.3	$128.2
Germany	97.7	79.5	71.8	78.5	61.7	70.2
France	73.7	63.5	52.6	38.2	31.7	34.3
Other European countries	174.4	145.1	108.0	51.5	38.2	32.7
Other	103.0	67.1	44.3	31.2	25.1	18.4
	$913.3	$699.7	$541.6	$384.7	$328.0	$283.8

The following table provides summarized financial information for our segments:

	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
	($ in millions)
2006
Net sales	$644.1	$279.2	$(10.0)	$913.3
Income before income taxes and minority interests	129.7	18.2	(63.4)	84.5
Segment assets	576.7	248.2	93.3	918.2
Capital expenditures	62.3	26.7	1.3	90.3
Depreciation and amortization expense	34.4	16.6	1.7	52.7
2005
Net sales	$538.3	$170.1	$(8.7)	$699.7
Income before income taxes and minority interests	95.0	9.1	(42.7)	61.4
Segment assets	513.9	215.3	104.3	833.5
Capital expenditures	38.3	13.2	2.6	54.1
Depreciation and amortization expense	30.9	14.7	1.8	47.4
2004
Net sales	$481.0	$67.9	$(7.3)	$541.6
Income before income taxes and minority interests	79.6	3.9	(41.1)	42.4
Segment assets	504.2	52.5	101.1	657.8
Capital expenditures	51.5	3.1	2.8	57.4
Depreciation and amortization expense	27.3	4.2	1.7	33.2

Note 8:   Net Income Per Share

The following table reconciles shares used in the calculation of basic net income per share to the shares used in the calculation of net income per share assuming dilution. There is no adjustment to our net income in the calculation of net income per share assuming dilution.

	2006	2005	2004
	($ and shares in millions)
Income from continuing operations	$61.5	$46.0	$34.3
Discontinued operations, net of tax	5.6	0.4	(14.1)
Net income	$67.1	$46.4	$20.2
Average common shares outstanding	32.2	31.1	30.0
Assumed stock options exercised and awards vested	1.4	1.4	0.8
Average shares assuming dilution	33.6	32.5	30.8

For 2006 and 2005, stock options of 0.3 million and 0.4 million, respectively, were excluded from the computation of diluted earnings per share since the options were antidilutive. For 2004, there were no stock options excluded from the computation.

Note 9:   Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenue, expenses and gains and losses that generally accepted accounting principles exclude from net income. For us, the items excluded from current net income are cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and pension liability adjustments.

The components of accumulated other comprehensive income, net of tax, at December 31, 2006 and 2005 are as follows:

	2006	2005
	($ in millions)
Foreign currency translation	$33.6	$13.1
Unrealized gains on securities of affiliates	2.3	1.7
Unrealized gains on derivatives	1.1	0.7
Pension liability adjustments	(26.4)	(6.6)
	$10.6	$8.9

Unrealized gains on securities of affiliates are reported net of an accumulated income tax provision of $1.7 million and $0.9 million at December 31, 2006 and 2005, respectively. Unrealized gains on derivatives are reported net of a tax provision of $0.7 million and $0.5 million as of December 31, 2006 and 2005 respectively. Pension liability adjustments, which include the impact of SFAS 158 (see Note 14, Benefit Plans), are reported net of an income tax benefit of $15.4 million and $3.0 million at December 31, 2006 and 2005 respectively.

Note 10:   Inventories

	2006	2005
	($ in millions)
Finished goods	$43.4	$34.5
Work in process	13.4	10.3
Raw materials	40.7	26.3
	$97.5	$71.1

Note 11:   Goodwill and Intangibles

We perform an annual impairment test during the fourth quarter of each year. No goodwill impairment charges were recorded for the periods ended December 31, 2006, 2005 and 2004.

Goodwill by reportable segment was as follows:

	Pharmaceutical Systems	Tech Group	Total
	($ in millions)
Balance, December 31, 2004	$34.8	$7.6	$42.4
Acquisitions	33.2	18.3	51.5
Foreign currency translation	(4.4)	—	(4.4)
Balance, December 31, 2005	63.6	25.9	89.5
Additions	0.1	7.5	7.6
Foreign currency translation	5.7	—	5.7
Balance, December 31, 2006	$69.4	$33.4	$102.8

During 2006, restricted cash paid as part of the original 2005 TGI purchase price of $140.5 million was released and paid to the sellers upon the achievement of certain earnings targets called for in the acquisition agreement. The release of the restricted cash balance of $7.1 million and related interest income of $0.4 million resulted in additional goodwill of $7.5 million in 2006.

Intangible assets and accumulated amortization as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	($ in millions)
Patents	$6.1	$(2.0)	$6.0	$(1.3)
Trademarks	11.2	(0.1)	11.2	—
Customer relationships	29.8	(2.5)	29.2	(0.9)
Customer contracts	22.7	(1.9)	22.6	(0.7)
Non-compete agreements	3.8	(0.8)	3.8	(0.2)
	$73.6	$(7.3)	$72.8	$(3.1)

The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $0.8 million for the twelve month period ended December 31, 2006. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4.2 million, $2.1 million and $0.2 million, respectively. Estimated amortization for each of the next five years is approximately $3.9 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

Under certain long-term supply contracts, we incur design and development costs for molds, dies, and other tools that are owned by our customers but will be used by us in production. These arrangements include a contractual guarantee for reimbursement of our costs as parts are produced under the supply agreement, including guaranteed minimum order quantities. Other noncurrent assets include tooling and mold costs under these long-term supply arrangements totaling $0.9 million and $0.3 million at December 31, 2006 and 2005, respectively. These costs are amortized into cost of goods sold on a units-of-production basis, in the same period that the related revenue under the supply contract is received. We recorded amortization expense on these agreements of $0.4 million, $4.8 million and $2.7 million for the years ended 2006, 2005 and 2004, respectively.

Note 12:   Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Expected useful lives (years)	2006	2005
	($ in millions)
Land		$8.1	$6.5
Buildings and improvements	5-50	180.6	168.5
Machinery and equipment	2-15	442.9	377.1
Molds and dies	2-7	69.2	63.7
Construction in progress		56.6	31.4
		$757.4	$647.2

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $48.1 million, $40.5 million and $30.3 million, respectively.

Capitalized leases included in ‘buildings and improvements’ were $2.3 million and $2.1 million at December 31, 2006 and 2005, respectively. Capitalized leases included in ‘machinery and equipment’ were $1.2 million and $0.1 million at December 31, 2006 and 2005, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $0.4 million and $0.2 million at December 31, 2006 and 2005, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.6 million and $1.3 million, respectively.

Note 13:   Affiliated Companies

At December 31, 2006, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd.	Japan	25%

We record equity in net income of these affiliated companies for the 12-month period ended October 31. A summary of the financial information for these companies is presented below:

	2006	2005
Balance Sheet	($ in millions)
Current assets	$116.6	$96.0
Noncurrent assets	182.6	177.4
Total assets	$299.2	$273.4
Current liabilities	$78.8	$73.3
Noncurrent liabilities	112.8	99.3
Owners’ equity	107.6	100.8
Total liabilities and owners’ equity	$299.2	$273.4

Income Statement	2006	2005	2004
	($ in millions)
Net sales	$121.3	$119.6	$117.9
Gross profit	24.7	24.6	30.2
Net income	6.8	8.2	12.1

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $21.6 million, $19.8 million and $17.5 million at December 31, 2006, 2005 and 2004, respectively. Dividends received from affiliated companies were $0.1 million annually for each of the years 2006, 2005 and 2004.

Our equity in unrealized gains of Daikyo Seiko, Ltd.’s investment in securities available-for-sale, included in accumulated other comprehensive income, a separate component of shareholders’ equity, was $2.3 million, $1.7 million and $0.6 million at December 31, 2006, 2005 and 2004, respectively. The unrealized gains were net of income tax in the amount of $1.7 million, $1.3 million and $0.6 million, respectively.

Our purchases and royalty payments made to affiliates totaled $24.1 million and $20.6 million, respectively, in 2006 and 2005, of which $1.9 million and $1.3 million was due and payable as of December 31, 2006 and 2005, respectively. These transactions primarily relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $0.8 million and $0.5 million, respectively, in 2006 and 2005, of which $0.2 million was receivable as of December 31, 2006 and 2005.

In addition to affiliates accounted for under the equity method, we also have affiliates that are accounted for as cost investments. These cost investments are carried at the lower of cost or market. At December 31, 2006 and 2005, the aggregate carrying amount of investments in and advances to affiliated companies was as follows:

	2006	2005
	($ in millions)
Equity companies	$28.4	$26.6
Cost companies	1.3	1.1
	$29.7	$27.7

Note 14:   Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal life insurance benefits for certain U.S. retirees and pay a portion of healthcare (medical and dental) costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution savings plan for certain salaried and hourly U.S. employees.

On October 17, 2006, our Board of Directors approved an amendment to our U.S. qualified defined benefit pension plan. Under the amended plan, benefits earned under the plan’s current pension formulas and accruals for both hourly and salaried participants will be frozen as of December 31, 2006. Effective January 1, 2007, new cash-balance formulas will be implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant’s compensation will be credited to a participant account each year. This amendment resulted in an $18.8 million reduction in our projected benefit obligations. The impact of the plan amendment will be recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment.

Our Board also adopted certain ‘safe harbor’ features to our 401(k) savings plan covering certain salaried and hourly U.S. employees. Effective January 1, 2007, the Company will increase its contributions to a 100% match on the first 3% of employee base compensation contributions, and a 50% match on the next 2% of employee contributions. In 2006, the Company match was equal to 50% of each participant’s contribution up to 6% of the participant’s base compensation. Our contributions were $1.4 million for 2006, 2005 and 2004.

On December 31, 2006, we adopted SFAS 158. The new standard requires the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation.

The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006. The following table indicates the adoption impact of SFAS 158 on individual balance sheet line items:

	Asset (Liability)
	Prior to SFAS 158	Adjustments	After Adoption of SFAS 158
	($ in millions)
Noncurrent asset	$41.7	$(29.6)	$12.1
Noncurrent deferred income taxes	(55.8)	12.3	(43.5)
Current liability	(0.9)	(0.7)	(1.6)
Noncurrent liability	(39.5)	(1.7)	(41.2)
Accumulated other comprehensive income, net of tax	(30.3)	19.7	(10.6)

Pension and Other Retirement Benefits

The components of net pension expense are as follows:

	Pension benefits			Other retirement benefits
	2006	2005	2004	2006	2005	2004
	($ in millions)
Service cost	$5.4	$5.5	$5.1	$1.0	$0.9	$0.6
Interest cost	13.2	11.9	11.5	0.8	0.7	0.6
Expected return on assets	(14.8)	(15.3)	(14.8)	—	—	—
Amortization of transition asset	0.1	0.1	0.1	—	—	—
Amortization of prior service costs	0.7	0.7	0.8	0.1	0.1	0.1
Recognized actuarial losses (gains)	3.9	3.0	3.2	—	—	(0.1)
Pension expense	$8.5	$5.9	$5.9	$1.9	$1.7	$1.2
U.S. pension plan expense	$6.5	$3.4	$3.8	$1.9	$1.7	$1.2
International pension plan expense	2.0	2.5	2.1	—	—	—
Pension expense	$8.5	$5.9	$5.9	$1.9	$1.7	$1.2

The following tables present the changes in the benefit obligation and the fair value of plan assets, as well as, the funded status of the plans:

	Pension benefits		Other retirement benefits
	2006	2005	2006	2005
	($ in millions)
Change in benefit obligation:
Benefit obligation, January 1	$(237.5)	$(217.7)	$(13.4)	$(10.5)
Service cost	(5.4)	(5.5)	(1.0)	(0.9)
Interest cost	(13.2)	(11.9)	(0.8)	(0.7)
Participants’ contributions	—	(0.3)	(0.3)	(0.4)
Actuarial gain (loss)	6.8	(14.0)	0.1	(1.7)
Amendments/transfers in	18.0	(0.6)	—	—
Benefits/expenses paid	9.0	8.2	0.8	0.8
Special charges	—	0.7	—	—
Foreign currency translation	(4.3)	3.6	—	—
Benefit obligation, December 31	$(226.6)	$(237.5)	$(14.6)	$(13.4)

	Pension benefits		Other retirement benefits
	2006	2005	2006	2005
	($ in millions)
Change in plan assets:
Fair value of assets, January 1	$192.5	$184.3	$—	$—
Actual return on assets	23.7	14.2	—	—
Employer contribution	1.0	3.5	0.5	0.4
Participants’ contribution	—	0.3	0.3	0.4
Benefits/expenses paid	(9.0)	(8.2)	(0.8)	(0.8)
Foreign currency translation	2.3	(1.6)	—	—
Fair value of plan assets, December 31	$210.5	$192.5	$—	$—
Funded status	$(16.1)	$(45.0)	$(14.6)	$(13.4)
Unrecognized net actuarial loss	—	72.3	—	0.5
Unrecognized transition asset	—	1.1	—	—
Unrecognized prior service cost	—	4.6	—	0.7
Amounts recognized in balance sheet, December 31	$(16.1)	$33.0	$(14.6)	$(12.2)

Amounts recognized in the balance sheet at December 31 are as follows:

	Asset (liability)
	Pension benefits		Other retirement benefits
	2006	2005	2006	2005
	($ in millions)
Pension asset	$12.1	$47.1	$—	$—
Pension and other postretirement benefits— current	(0.8)	(0.5)	(0.8)	(0.5)
Pension and other postretirement benefits—noncurrent	(27.4)	(23.2)	(13.8)	(11.7)
	$(16.1)	$23.4	$(14.6)	$(12.2)

The amounts in accumulated other comprehensive income, pre-tax, at December 31 consist of:

	Pension benefits		Other retirement benefits
	2006	2005	2006	2005
	($ in millions)
Net actuarial loss	$53.3	$8.5	$0.4	$—
Transition asset	1.2	1.1	—	—
Prior service (credit) cost	(13.7)	—	0.6	—
Accumulated other comprehensive income	$40.8	$9.6	$1.0	$—

International pension plan assets, at fair value, included in the preceding tables were $20.1 million and $16.4 million at December 31, 2006 and 2005, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $224.9 million and $216.0 million at December 31, 2006 and 2005, respectively, including $37.9 million and $31.7 million for international pension plans, respectively. The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $46.6 million and $20.1 million, respectively, as of December 31, 2006, and $40.0 million and $16.4 million, respectively, as of December 31, 2005.

The actuarial net loss, transition asset and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $2.4 million, $0.1 million and $(1.2) million, respectively. The estimated prior service cost for the other retirement benefit plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.1 million.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

	Domestic Plans	International Plans	Total
	($ in millions)
2007	$8.9	$1.0	$9.9
2008	9.1	1.0	10.1
2009	9.7	1.2	10.9
2010	10.4	1.3	11.7
2011	11.0	1.6	12.6
2012-2016	67.9	7.5	75.4
	$117.0	$13.6	$130.6

We expect to contribute approximately $0.8 million to pension plans, of which $0.3 million is for international plans. We also expect to contribute $0.8 million to other retirement plans in 2006. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	Pension benefits			Other retirement benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.53%	5.67%	5.96%	5.65%	5.75%	6.00%
Rate of compensation increase	4.68%	4.62%	4.69%	—	—	—
Long-term rate of return of assets	7.85%	8.51%	8.77%	—	—	—

Weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Pension benefits		Other retirement benefits
	2006	2005	2006	2005
Discount rate	5.73%	5.53%	5.70%	5.65%
Rate of compensation increase	4.68%	4.62%	—	—

The discount rate used to determine the benefit obligations for U.S. plans was 5.90% and 5.65% for the years ended December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 4.93% and 4.75% for the years ended December 31, 2006 and 2005, respectively. The rate of compensation increase for U.S. plans was 5.00% for all years presented while the weighted average rate for all international plans was 2.88% and 3.08% for the years ended December 31, 2006 and 2005, respectively. Other retirement benefits were only available to U.S. employees.

The long-term rate of return for U.S. plans, which accounts for 90% of global plan assets, was 8.00%, 8.75% and 9.00% for the years ended December 31, 2006, 2005, and 2004, respectively.

The assumed healthcare cost trend used is 9.50% for all participants in 2006, decreasing to 5.50% by 2011. Increasing or decreasing the assumed healthcare cost trend rate by one percentage point would result in a $0.9 million increase or decrease, respectively, in the postretirement obligation. The related change in the aggregate service and interest cost components of the 2006 plan expense would be a $0.2 million increase or decrease, respectively.

The weighted average asset allocations by asset category, for our pension plans, as of December 31 are as follows:

	2006	2005
Equity securities	66%	69%
Debt securities	33	30
Cash	1	1
	100%	100%

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

t

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

We are prohibited from investing pension fund assets in the following: our own stock, securities on margin, derivative securities, and from pledging of securities.

We provide certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee’s active service period or, under certain circumstances, at the date of the event triggering the benefit.

Note 15:   Debt

At December 31, 2006 and 2005, we had short-term obligations under capital leases of $0.5 million and $0.3 million, respectively. These obligations were primarily denominated in Euros and carried a weighted average interest rate of 5.3%.

The following table summarizes our long-term debt obligations at December 31:

	2006	2005
	($ in millions)
Senior notes, originally due 2009 (6.8%)	$—	$100.0
Capital leases, due 2007 (5.0%)	—	0.2
Capital leases, due 2008 (5.0%)	0.1	—
Capital leases, due 2010 (5.5%)	0.7	—
Revolving credit facility, due 2011 (3.4%)	52.9	105.5
Series A floating rate notes, due 2012 (6.2%)	50.0	50.0
Series B floating rate notes, due 2015 (6.3%)	25.0	25.0
Euro note A, due 2013 (4.2%)	26.8	—
Euro note B, due 2016 (4.4%)	80.3	—
	$235.8	$280.7

On February 27, 2006, we prepaid $100.0 million of our 6.81% senior notes with an original maturity date of April 8, 2009. As required by the note purchase agreement, we incurred costs of approximately $5.9 million in connection with the prepayment.

In connection with the financing of equipment purchases, as of December 31, 2006, we have capital lease obligations of $0.1 million due in 2008 and $0.7 million due in 2010. These lease obligations are primarily denominated in Euros.

As of December 31, 2006, we have $52.9 million of borrowings under our multi-currency revolving credit agreement due in 2011. These borrowings were denominated in the following currencies: $22.7 million in Japanese yen, $15.0 million in U.S. dollars, $8.6 million in Danish krones, and $6.6 million in Euros. Borrowings under the revolving credit facility are at variable rates determined by reference to the applicable London Interbank Offering Rates (“LIBOR”) plus a margin ranging from 0.5 percentage points to 1.375 percentage points determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. Our credit agreement contains a $200 million committed credit facility and an “accordion” feature under which the credit facility may be temporarily increased to $250 million. We pay a quarterly commitment fee ranging from 0.125% to 0.30% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement of $52.9 million together with outstanding letters of credit of $5.6 million result in an unused commitment level of $141.5 million under the facility at December 31, 2006. The $22.7 million Japanese yen denominated note is accounted for as a hedge of our net investment in a Japanese affiliate.

On July 28, 2005, we concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million maturing on July 28, 2012 (“Series A Notes”) and $25.0 million maturing on July 28, 2015 (“Series B Notes”). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 0.8 percentage points and the Series B Notes at LIBOR plus 0.9 percentage points. The Series A and B floating rate notes are subject to an interest rate swap agreement (discussed in Note 16: Financial Instruments) which effectively fixes the interest rates payable on these notes at 5.32% and 5.51%, respectively.

On February 27, 2006 we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $26.8 million at December 31, 2006) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($80.3 million at December 31, 2006) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. These Euro-denominated notes are accounted for as a hedge of our investment in our European operations.

Covenants included in our senior debt agreements conform to those in our revolving credit agreement. As of December 31, 2006, we were in compliance with all debt covenants.

Interest costs incurred during 2006, 2005 and 2004 were $13.4 million, $14.7 million and $9.8 million, respectively, of which $0.7 million, $0.6 million and $1.3 million, respectively, were capitalized as part of the cost of constructing certain assets.

The aggregate annual maturities of long-term debt are as follows: 2008 - $0.1 million, 2009—no debt due, 2010 - $0.7 million, 2011 - $52.9 million, 2012 - $50.0 million, 2013 - $26.8 million, 2015 - $25.0 million, and 2016 - $80.3 million.

Note 16:   Financial Instruments

The following disclosure reflects the estimated fair value of our financial instruments as of December 31:

	Carrying value		Estimated Fair Value
	2006	2005	2006	2005
	($ in millions)
Cash and cash equivalents	$47.1	$48.8	$47.1	$48.8
Accounts receivable	109.5	107.4	109.5	107.4
Short- and long-term debt	(236.3)	(281.0)	(223.2)	(286.8)
Interest rate swap contracts	1.9	1.2	1.9	1.2
Forward exchange contracts	0.1	0.1	0.1	0.1

Methods used to estimate the fair market values of the above listed financial instruments are as follows: cash and cash equivalents and accounts receivable, due to their short maturity, are estimated at carrying values that approximate market; debt is estimated based on current market quotes for instruments of similar maturity; interest rate swaps and forward exchange contracts are valued at published market prices, market prices of comparable instruments or quotes.

We use interest rate swaps and forward exchange contracts to minimize the economic exposure related to fluctuating interest and foreign exchange rates. Derivatives used by us are effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis.

On July 28, 2005, we entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on Series A and B floating rate notes. The first interest rate swap agreement has a seven-year term with a notional amount of $50.0 million under which we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The second interest rate swap agreement has a ten-year term with a notional amount of $25.0 million under which we will receive variable interest rate payments based on 3-month LIBOR in return for making quarterly fixed payments. The interest-rate swap agreements effectively fix the interest rates payable on the Series A and B floating rate notes at 5.32% and 5.51%, respectively. At December 31, 2006, the interest rate swap agreements had a fair value of $1.9 million.

As of December 31, 2006, we have a forward exchange contract of $0.65 million ending on January 11, 2007 that protects us against the variability in future cash flows related to raw material purchases by European subsidiaries denominated in U.S. dollars (“USD”). The terms of the arrangement set a base rate of 1.22 USD per Euro and a limit rate of 1.35 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiration date, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of December 31, 2006, the Euro was equal to 1.31 USD. In addition to the $0.65 million forward exchange contract, we have other forward currency contracts hedging inventory purchases in Asia with a fair value of $0.1 million at December 31, 2006.

Note 17:   Stock Based Compensation

At December 31, 2006, there were approximately 1 million shares of common stock available for future grants under the 2004 Stock-Based Compensation Plan (“the Plan”). The Plan provides for the granting of stock options, stock appreciation rights, performance awards and bonus and incentive awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of grants, except that the exercise price of certain options cannot be less than 100% of the fair market value of the stock on the date of grant. Shares for all stock-based compensation are issued from stock held in treasury.

The following table summarizes our stock based compensation expense for the years ended December 31:

	2006	2005	2004
	($ in millions)
Stock option and appreciation rights	$2.4	$1.9	$—
Performance vesting shares	3.5	3.7	5.1
Performance vesting units	0.2	—	—
Employee stock purchase plan	0.2	1.8	—
Deferred compensation plans	8.2	0.6	2.3
Total stock based compensation expense	$14.5	$8.0	$7.4

We adopted SFAS 123(R) on January 1, 2005, resulting in the recognition of compensation expense on our stock option and employee stock purchase plans which did not require expense recognition in 2004 under previous accounting standards. All stock based compensation expense was recorded as a selling, general and administrative cost for 2006 and 2004. In 2005, $1.0 million of employee stock purchase plan expense was recorded as part of cost of goods sold as it related to production employees.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2006, is approximately $8.6 million, which is expected to be recognized over a weighted average period of 1.6 years. This amount excludes the employee stock purchase plan.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service, while the stock options granted to non-employee directors vest one year from the date of grant. All awards expire ten years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

A summary of changes in outstanding options is as follows:

	2006	2005	2004
	(in millions, except per share data)
Options outstanding, January 1	3.9	4.2	4.7
Granted	0.3	0.4	0.5
Exercised	(1.4)	(0.6)	(1.0)
Forfeited	(0.1)	(0.1)	—
Options outstanding, December 31	2.7	3.9	4.2
Options exercisable, December 31	1.9	3.0	3.1

Weighted Average Exercise Price	2006	2005	2004
Options outstanding, January 1	$15.44	$14.22	$13.52
Granted	33.30	25.46	19.37
Exercised	13.69	14.41	13.78
Forfeited	19.95	10.26	16.42
Options outstanding, December 31	$18.32	$15.44	$14.22
Options exercisable, December 31	$15.12	$13.75	$13.49

	Options Outstanding			Options Exercisable
Range of exercise price per share	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
	(in millions)			(in millions)
$11.30 - $12.86	0.2	$11.32	1.5	0.2	$11.32	1.5
$12.87 - $13.99	1.1	13.34	3.7	1.0	13.38	3.7
$14.00 - $16.42	0.3	14.89	2.8	0.3	14.89	2.8
$16.43 - $28.25	0.8	22.04	7.7	0.4	21.54	2.8
$28.26 - $36.10	0.3	33.36	9.2	—	36.10	9.3
Total	2.7	$18.32	5.3	1.9	$15.12	4.1

As of December 31, 2006 the aggregate intrinsic value of total options outstanding was $90.0 million, of which $66.9 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted average assumptions in 2006, 2005 and 2004: a risk-free interest rate of 4.7%, 4.1% and 3.9%, respectively; stock volatility of 29.3%, 27.9% and 27.7%, respectively; and dividend yields of 1.4%, 1.7% and 2.2%, respectively. Stock volatility is estimated based on historical data as well as any expected future trends. Expected lives, which are based on prior experience, averaged 6 years for options granted in 2006, 2005 and 2004. The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $10.86, $7.36 and $5.19, respectively.

For the years ended December 31, 2006, 2005 and 2004, the intrinsic value of options exercised was $34.0 million, $8.2 million and $5.4 million respectively. The grant date fair value of options vested during those same periods was $1.9 million, $1.9 million and $2.1 million, respectively.

Stock Appreciation Rights

In 2006, we offered stock appreciation rights (“SARs”) to eligible international employees, as an alternative to stock options. The SARs granted in 2006 vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period with the resulting change reflected in expense. Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company’s stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recognized over their vesting period as a liability. In February 2006, there were 22,154 SARs granted at an exercise price of $32.59. All of these awards are outstanding as of December 31, 2006.

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards under the 2004 Stock-Based Compensation Plan. These awards are based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital (“ROIC”), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of the Company’s common stock at the end of the performance period.

The following table summarizes our PVS awards outstanding as of December 31, 2006, and changes during the year then ended:

	PVS awards	Weighted Average Grant Date Fair Value per award
Non-vested PVS awards at 12-31-05	319,899	$21.00
Granted at target level	89,012	$32.69
Above target awards	28,950	$19.41
Vested and converted	(144,750)	$19.41
Forfeited	(17,966)	$22.67
Non-vested PVS awards at 12-31-06	275,145	$25.35

PVS awards are granted at target levels assuming 100% achievement of the revenue-growth and ROIC goals over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of the Company’s stock at the grant date and is recognized as an expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2006, 2005 and 2004 was $32.69, $25.16 and $19.41, respectively. We expect that the PVS awards will vest at 150% of their target award amounts converting to 424,000 shares to be issued over an average remaining term of 1.6 years.

In addition to the PVS awards, we granted 7,572 PVU awards in 2006, all of which were outstanding at December 31, 2006. The fair value of PVU awards is based on the market price of the Company’s stock at the grant date. These awards are revalued at the end of each quarter based on changes in the Company’s stock price. As a result of the cash settlement feature, PVU awards are recognized over the performance period as a liability.

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (ESPP) which provides for the sale of our common stock to substantially all employees at 85% of the current market price on the last trading day of the offering period. The ESPP was amended in early 2006, limiting participation to payroll deductions only, establishing quarterly offering periods and eliminating the “look-back option” that previously had permitted shares to be purchased at the lower of our stock price at the beginning or end of the offering period. Payroll deductions are limited to 25% of the employee’s base salary. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year) nor can they buy more than $25 thousand worth of Company stock in any one calendar year.

Purchases under the ESPP were 31,719 shares, 261,691 shares and 166,027 shares for the years 2006, 2005 and 2004 respectively. At December 31, 2006, there were approximately 2.5 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalents account. Amounts credited to the stock equivalents account are converted in common stock-equivalent units based on the fair market value of one share of the Company’s common stock on the last day of the quarter. The stock-equivalent units are ultimately paid in cash at an amount determined by multiplying the number of stock-equivalent units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the investment in stock equivalent units of our stock. As of December 31, 2006, the deferred compensation plans held 286,982 stock equivalent units, which are recorded as a liability due to the cash settlement feature. All stock equivalent unit liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period.

In addition, under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. Executive officers are required to receive 25% of the value of their bonus, after certain tax adjustments, in shares (“bonus shares”) of our common stock at current fair market value. Participants are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 5,200 shares, 6,900 shares and 14,600 shares in 2006, 2005 and 2004, respectively. Incentive stock forfeitures of 1,900 shares, 1,100 shares and 800 shares occurred in 2006, 2005 and 2004, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $32.59 per share granted in 2006, $25.57 per share granted in 2005 and $18.25 per share granted in 2004.

Note 18:   Commitments and Contingencies

At December 31, 2006, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2006, 2005 and 2004 was $11.4 million, $9.8 million and $7.0 million, respectively, and is net of sublease income of $0.7 million annually for the same years.

At December 31, 2006, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2007	$10.7
2008	10.5
2009	9.3
2010	6.5
2011	6.2
Thereafter	21.0
Total	64.2
Less sublease income	4.1
$60.1

At December 31, 2006, outstanding unconditional contractual commitments for the purchase of raw materials and utilities amounted to $3.6 million, of which, $3.2 million is due to be paid in 2007.

We have letters of credit totaling $5.6 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee the payment of equipment leases in Ireland and sales tax liabilities in the United States. Our accrual for insurance obligations was $2.4 million at December 31, 2006.

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

We and several other potentially interested parties entered into a settlement agreement, effective November 10, 2006, with the Commonwealth of Puerto Rico relating to damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico. The agreement provides for a release of claims by the Commonwealth in exchange for a cash settlement payment. As part of the settlement we agreed to pay $0.45 million.

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. We believe the accrued liability of $2.0 million at December 31, 2006 is sufficient to cover the future costs of these remedial actions.

Note 19:   New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of this interpretation must be applied to all tax positions upon initial adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is in the process of determining what impact, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of determining what impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

We have completed integrated audits of West Pharmaceutical Services, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2005, the manner in which it accounts for inventory costing for certain inventories from the last-in-first-out to the first-in-first-out method in 2006, and the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2007

Quarterly Operating and Per Share Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	($ in millions, except per share data)
2006
Net sales	$222.8	$240.2	$218.4	$231.9	$913.3
Gross profit	66.9	70.5	58.8	65.6	261.8
Income from continuing operations	14.3	20.7	11.8	14.7	61.5
Discontinued operations, net	3.8	—	1.5	0.3	5.6
Net income	$18.1	$20.7	$13.3	$15.0	$67.1
Basic earnings per share
Continuing operations	$0.45	$0.64	$0.37	$0.45	$1.91
Discontinued operations	0.12	—	0.04	0.01	0.18
	$0.57	$0.64	$0.41	$0.46	$2.09
Diluted earnings per share
Continuing operations	$0.43	$0.62	$0.35	$0.43	$1.83
Discontinued operations	0.12	—	0.04	0.01	0.17
	$0.55	$0.62	$0.39	$0.44	$2.00
2005
Net sales	$149.5	$173.0	$181.6	$195.6	$699.7
Gross profit	46.4	50.6	43.8	53.0	193.8
Income from continuing operations	13.0	12.2	7.1	13.7	46.0
Discontinued operations, net	0.3	0.6	0.7	(1.2)	0.4
Net income	$13.3	$12.8	$7.8	$12.5	$46.4
Basic earnings per share
Continuing operations	$0.42	$0.39	$0.23	$0.44	$1.48
Discontinued operations	0.01	0.02	0.02	(0.04)	0.01
	$0.43	$0.41	$0.25	$0.40	$1.49
Diluted earnings per share
Continuing operations	$0.41	$0.38	$0.22	$0.41	$1.41
Discontinued operations	0.01	0.02	0.02	(0.03)	0.01
	$0.42	$0.40	$0.24	$0.38	$1.42

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

•       Full year 2006 results include a loss on debt extinguishment associated with the prepayment of senior notes. See Note “Debt”.

•       Full year 2006 results include a favorable tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. See Note “Income Taxes”.

•       Full year 2005 results include incremental tax expense associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004. See Note “Income Taxes.”

•       Full year 2005 results include a restructuring credit associated with the 2004 closure of our plastic device plant located in the U.K. See Note “Restructuring Charge (Benefit).”

•       Full year 2005 results include acquisitions completed during the current year. See Note “Acquisitions”.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management’s assessment of effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Directors is incorporated by reference from the discussion under Proposal #1: Election of Directors of our 2007 Proxy Statement.

Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings Governance of the Company—Board and Committee Membership, Governance of the Company—Audit Committee and Governance of the Company—Audit Committee Financial Experts in our 2007 Proxy Statement. Information about the West Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our Directors, is incorporated by reference from the discussion under the heading Governance of the Company—Code of Business Conduct in our 2007 Proxy Statement. We intend to post any amendments to, or waivers from, our Code of Business Conduct on our website, www.westpharma.com. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2006 Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

Information about director and executive compensation is incorporated by reference from the discussion under the headings 2006 Compensation of Non-Employee Directors, Governance of the Company—Board and Committee Membership, Governance of the Company—Compensation Committee, Compensation Discussion and Analysis, Summary Compensation Table, 2006 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year End, Options Exercises and Stock Vested, Non-Qualified Deferred Compensation, Retirement Plan Benefits and Employment and Other Agreements in our 2007 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our 2007 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this Item is incorporated by reference from the discussion under the heading Governance of the Company—Director Qualification Standards and Director Independence in our 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by this Item is incorporated by reference from the discussions under the headings Audit Committee Policy on Approval of Audit and Non-Audit Services and Audit and Non-Audit Fees in our 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)           2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
	($ in millions)
For the year ended December 31, 2006
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.3	$0.4	$0.6	$25.3
Allowance for doubtful accounts receivable	1.0	0.1	(0.2)	0.9
Total allowances deducted from assets	$25.3	$0.5	$0.4	$26.2
For the year ended December 31, 2005
Allowances deducted from assets
Deferred tax asset valuation allowance	$22.9	$1.9	$(0.5)	$24.3
Allowance for doubtful accounts receivable	0.5	0.6	(0.1)	1.0
Total allowances deducted from assets	$23.4	$2.5	$(0.6)	$25.3
For the year ended December 31, 2004
Allowances deducted from assets
Deferred tax asset valuation allowance	$31.1	$(7.6)	$(0.6)	$22.9
Allowance for doubtful accounts receivable	0.7	—	(0.2)	0.5
Total allowances deducted from assets	$31.8	$(7.6)	$(0.8)	$23.4

(1)          Includes accounts receivable written off and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)           3. Exhibits

An index of the exhibits included in this Form 10-K Report or incorporated by reference is contained on pages F-1 through F-6. Exhibit numbers 10.1 through 10.70 are management contracts or compensatory plans or arrangements.

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

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD E. MOREL, JR., PH.D	Director, Chief Executive Officer and	February 27, 2007
Donald E. Morel, Jr., Ph.D	Chairman of the Board, (Principal Executive Officer)
/s/ JOSEPH E. ABBOTT	Vice President and Corporate Controller	February 27, 2007
Joseph E. Abbott	(Principal Accounting Officer)
/s/ JENNE K. BRITELL	Director	February 27, 2007
Jenne K. Britell*
/s/ WILLIAM J. FEDERICI	Vice President and Chief Financial Officer	February 27, 2007
William J. Federici	(Principal Financial Officer)
/s/ L. ROBERT JOHNSON	Director	February 27, 2007
L. Robert Johnson*
/s/ PAULA A. JOHNSON	Director	February 27, 2007
Paula A. Johnson*
/s/ WILLIAM H. LONGFIELD	Director	February 27, 2007
William H. Longfield*
/s/ JOHN P. NEAFSEY	Director	February 27, 2007
John P. Neafsey*
/s/ ANTHONY WELTERS	Director	February 27, 2007
Anthony Welters*
/s/ GEOFFREY F. WORDEN	Director	February 27, 2007
Geoffrey F. Worden*
/s/ ROBERT C. YOUNG	Director	February 27, 2007
Robert C. Young*
/s/ PATRICK J. ZENNER	Director	February 27, 2007
Patrick J. Zenner*

*                    By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
2	None.
3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.
3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4(1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
9	None.
10.1	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.2	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
10.3

Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.4	Discounted Stock Purchase Plan, as Amended and Restated, dated as of November 5, 1991 is incorporated by reference from of our 2002 10-K report.
10.5	Amendment No. 1 to Discounted Stock Purchase Plan, effective as of December 31, 2001 is incorporated by reference from our 2002 10-K report.
10.6(2)	Long-Term Incentive Plan, as amended March 2, 1993 (now terminated) is incorporated by reference from our 1992 10-K report.
10.7(2)	Amendments to the Long-Term Incentive Plan, dated April 30, 1996 are incorporated by reference from our 10-Q report for the quarter ended June 30, 1996.
10.8(2)	Amendment to the Long-Term Incentive Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.9(2)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated) is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.
10.10(2)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.

10.11(2)	2002 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter ended March 31, 2002.
10.12(2)	2003 Management Incentive Plan is incorporated by reference from of our 10-Q report for the quarter ended March 31, 2003.
10.13(2)	2004 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter ended June 30, 2004.
10.14(2)	Summary of 2005 Management Incentive Plan is incorporated by reference from our 10-Q report for the quarter period ended March 31, 2005.
10.15(2)	Summary of 2006 Management Annual Incentive Bonus Compensation Plan is incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, dated February 17, 2006.
10.16(2)

Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.17(2)

Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

10.18(2)	Schedule of agreements with executive officers.
10.19(2)	Non-Competition Agreement, dated as of April 30, 2002, between us and William G. Little, incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.20(2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.21(2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.22(2)	Supplemental Employees’ Retirement Plan is incorporated by reference from our 1989 10-K report.
10.23(2)	Amendment No. 1 to Supplemental Employees’ Retirement Plan is incorporated by reference from our 1995 10-K report.
10.24(2)	Amendment No. 2 to Supplemental Employees’ Retirement Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 1995.
10.25(2)	Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective January 1, 2004 is incorporated by reference from our 2003 10-K report.
10.26(2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999 is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.27(2)	1999 Stock-Equivalents Compensation Plan for Non-Employee Directors (now terminated) is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.28(2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.

10.29(2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.30

Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc. is incorporated by reference from our Form 8-K dated November 20, 2001.

10.31	Side letter dated November 30, 2001 is incorporated by reference from our Form 8-K dated November 20, 2001.
10.32(2)	2004 Stock-Based Compensation Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.33(2)

Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.34(2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.35(2)

Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.36(2)

Form of Executive 2004 Bonus and Incentive Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.37(2)

Form of Executive 2004 Performance-Vesting Restricted Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from of our 10-Q report for the quarter ended September 30, 2004.

10.38(2)	Form of Executive 2005 Bonus and Incentive Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.39(2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.40(2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.41(2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.42(2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.43(2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.44(2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.45(2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.46(2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.47	West Pharmaceutical Services, Inc. 2003 Employee Stock Purchase Plan, effective as of June 1, 2003 is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Shareholders.
10.48	West Pharmaceutical Services, Inc. Amended and Restated Employee Stock Purchase Plan, effective as of January 1, 2006, is incorporated by reference from our 10-K for the year ended December 31, 2005.
10.49

Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the “2000 Credit Agreement”) among us and certain of our subsidiaries, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank, National Association, as Agent is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.

10.50

Commitment and Acceptance, dated as of July 21, 2003, with respect to the Credit Agreement among us and certain of our subsidiaries, Manufacturers and Traders Trust Company and PNC Bank, National Association is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.

10.51

Credit Agreement, dated as of May 17, 2004 among us, certain of our subsidiaries, the banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as Agent is incorporated by reference from our 8-K report dated May 28, 2004.

10.52

Third Amendment, dated as of February 28, 2006, among us and certain of our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties to the Credit Agreement (as defined therein), and PNC Bank, National Association, as Agent for the Banks, is incorporated by reference to Exhibit 10.1 of the our Current Report on Form 8-K, dated March 3, 2006.

10.53

Multi-Currency Note Purchase and Private Shelf Agreement, dated as of February 27, 2006, among us and The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, American Skandia Life Assurance Corporation and Prudential Investment Management, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 3, 2006.

10.54(4)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.55(4)	Supply Agreement, dated as of October 1, 2004, between us and Becton, Dickinson and Company is incorporated by reference from our 10-K report for the year ended December 31, 2005.
10.56	Distributorship Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd.
10.57	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us.

10.58(4)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd.
10.59(4)	2006-2010 Worldwide Butyl Polymer Supply/Purchase Agreement, entered into on October 6, 2006 and effective from January 1, 2006 through December 31, 2010, between us and ExxonMobil Chemical Company.
10.60(2)	Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.61(2)	Amendment to Non-Competition Agreement dated as of May 1, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.62(2)	Letter Agreement dated as of January 8, 2005 between us and Bruce S. Morra is incorporated by reference from our 2004 10-K report.
10.63(2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.64(2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.65

First Amendment, dated as of May 18, 2005, between us, our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties thereto, and PNC Bank, National Association, as Agent for the Banks is incorporated by reference from our 8-K report dated May 25, 2005.

10.66

Share and Asset Purchase Agreement, dated December 24, 2004 by and among us, West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.

10.67

Amendment No. 1 to Share and Asset Purchase Agreement, dated December 24, 2004 by and among West Pharmaceutical Services, Inc., West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.

10.68

Stock and Asset Purchase Agreement, dated April 28, 2005, by and among The Tech Group, Inc., us, Steve K. Uhlmann and Haldun Tashman is incorporated by reference from our 10-Q report for the quarter ended March 31, 2005.

10.69(3)

Share and Interest Purchase Agreement, dated as of July 5, 2005, among us, West Pharmaceutical Services of Delaware, Inc., Medimop Medical Projects, Ltd., Medimop USA LLC and Freddy Zinger is incorporated by reference from our 8-K report dated July 8, 2005.

10.70	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
11.	Not Applicable.
12.	Not Applicable.
16.	Not Applicable.

18.	None.
21.	Subsidiaries of the Company.
22.	None.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	None.

(1)          We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)          Management compensatory plan.

(3)          We agree to furnish to the SEC, upon request, a copy of each exhibit to this Share and Interest Purchase Agreement.

(4)          Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.