Form 10-Q
period 2007-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2007-05-08
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of March 31, 2007, there were 32,993,327 shares of the Registrant’s common stock outstanding.

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

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement.  You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following:  sales demand; the timing, regulatory approval and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation-Powder insulin device; customers’ changes to inventory requirements and manufacturing plans that alter existing orders or ordering patterns for our products; our ability to pass raw-material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; physical limits on manufacturing capacity that may limit our ability to satisfy anticipated demand; the timeliness and effects of capacity expansion, including the effects of delays associated with construction, availability and price of capital goods, and necessary internal, governmental and customer approvals; the availability of labor to meet increased demand; competition from other providers; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK Pound, Danish Krone, Japanese Yen and Singapore Dollar; higher interest rates; interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products; raw-material price escalation, particularly petroleum-based raw materials, and energy costs; availability, and pricing of materials that may be affected by vendor concerns with exposure to product-related liability; and, changes in tax law or loss of beneficial tax incentives.

We also refer you to the risks associated with our business that are contained in our Annual Report on Form 10-K under the caption “RISK FACTORS”, as supplemented from time to time in subsequently filed Quarterly Reports on Form 10-Q, and other documents we may file with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., unless noted otherwise.

Exubera® is a registered trademark of Pfizer Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in millions, except per share data)
Net sales	$257.6	$222.8
Cost of goods sold	177.2	155.2
Gross profit	80.4	67.6
Research and development	3.6	2.4
Selling, general and administrative expenses	37.0	36.3
Other expense, net	0.2	0.7
Operating profit	39.6	28.2
Loss on debt extinguishment	—	5.9
Interest expense	2.9	3.7
Interest income	(0.6)	(0.7)
Income before income taxes and minority interests	37.3	19.3
Provision for income taxes	11.2	5.4
Minority interests	0.1	0.1
Income from consolidated operations	26.0	13.8
Equity in net income of affiliated companies	0.5	0.5
Income from continuing operations	26.5	14.3
Discontinued operations, net of tax	—	3.8
Net income	$26.5	$18.1

Net income per share:
Basic
Continuing operations	$0.81	$0.45
Discontinued operations	—	0.12
	$0.81	$0.57

Assuming dilution:
Continuing operations	$0.77	$0.43
Discontinued operations	—	0.12
	$0.77	$0.55

Average common shares outstanding	32.7	31.7
Average shares assuming dilution	34.5	33.1

Dividends declared per common share	$0.13	$0.12

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	March 31, 2007	December 31, 2006
	(in millions)
ASSETS
Current assets:
Cash, including cash equivalents	$156.6	$47.1
Accounts receivable	143.3	109.5
Inventories	107.7	97.5
Income tax refundable	—	1.0
Deferred income taxes	5.6	5.3
Other current assets	19.0	21.3
Total current assets	432.2	281.7
Property, plant and equipment	781.1	757.4
Less accumulated depreciation and amortization	385.9	372.7
Property, plant and equipment, net	395.2	384.7
Investments in and advances to affiliated companies	29.0	29.7
Goodwill	103.5	102.8
Pension asset	11.4	12.1
Deferred income taxes	46.3	29.8
Intangible assets, net	69.2	66.3
Other assets	19.4	11.1
Total Assets	$1,106.2	$918.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	59.5	61.2
Pension and other postretirement benefits	1.6	1.6
Accrued salaries, wages and benefits	30.6	35.3
Income taxes payable	14.2	17.7
Deferred income taxes	2.2	2.7
Other current liabilities	44.7	37.9
Total current liabilities	153.3	156.9
Long-term debt	376.6	235.8
Deferred income taxes	43.5	43.5
Pension and other postretirement benefits	41.8	41.2
Other long-term liabilities	26.6	21.5
Total Liabilities	641.8	498.9
Commitments and contingencies	—	—
Minority interests	4.9	4.8
Shareholders’ equity	459.5	414.5
Total Liabilities and Shareholders’ Equity	$1,106.2	$918.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Common Stock					Treasury Stock
	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Treasury Stock	Total
	(in millions, except per share data)
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$414.5
Cumulative effect of adoption of FIN 48 (see Note 4)				21.6				21.6
Net income				26.5				26.5
Stock-based compensation			1.7					1.7
Shares issued under stock plans			1.1			0.1	0.3	1.4
Shares repurchased for tax withholdings			(0.9)			—	(1.3)	(2.2)
Cash dividends declared ($.13 per share)				(4.3)				(4.3)
Changes — other comprehensive income					0.3			0.3
Balance, March 31, 2007	34.3	$8.6	$54.7	$419.5	$10.9	(1.3)	$(34.2)	$459.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in millions)
Cash flows from operating activities:
Net income	$26.5	$18.1
Gain from discontinued operations, net of tax	—	(3.8)
Depreciation	12.7	11.6
Amortization	1.3	1.2
Other non-cash items, net	1.2	6.1
Changes in assets and liabilities	(38.4)	(30.2)
Net cash provided by operating activities	3.3	3.0

Cash flows from investing activities:
Acquisition of patents and other assets	(4.2)	—
Property, plant and equipment acquired	(20.9)	(11.4)
Repayment of affiliate loan	—	0.2
Net cash used in investing activities	(25.1)	(11.2)

Cash flows from financing activities:
Issuance of 4% convertible debt, net of costs	145.6	—
Prepayment of senior notes	—	(100.0)
Issuance of senior unsecured notes	—	100.1
Repayments under revolving credit agreements, net	(11.0)	(9.0)
Changes in other debt, including overdrafts	1.7	(1.5)
Dividend payments	(4.3)	(3.8)
Shares repurchased for tax withholdings	(2.2)	—
Issuance of common stock	0.9	4.2
Net cash provided by (used in) financing activities	130.7	(10.0)
Effect of exchange rates on cash	0.6	0.7
Net increase (decrease) in cash and cash equivalents	109.5	(17.5)
Cash, including cash equivalents at beginning of period	47.1	48.8
Cash, including cash equivalents at end of period	$156.6	$31.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements for the three month period ended March 31, 2007 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2006 Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassification

The Company recently formed a new innovation project team aimed at developing and strategically acquiring technology and products that complement our core injectable packaging and delivery systems business. Consistent with this emphasis on innovation, we are now reporting a separate research and development line item on our income statement.  Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. In the first quarter of 2006 we recognized a $0.4 million, or $0.01 per diluted share, tax benefit in continuing operations relating to the resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. This benefit was accounted for as a discrete item in the period in which it occurred and was excluded from the annual effective tax rate calculation.

Note 2:  Discontinued Operations

During the three months ended March 31, 2006, we reported $3.8 million as income from discontinued operations, related to the resolution of our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business. There was no impact on cash flows for the three months ended March 31, 2006 since the refund from the allowable claim had not been received as of the end of the period.

Note 3:  Other Expense

Other expense for the three months ended March 31 was as follows:

(in millions)	2007	2006
Foreign exchange losses (gains)	$0.1	$(0.2)
Loss on sales of equipment	0.3	0.4
Gain on sale of investment	(0.4)	—
Other	0.2	0.5
	$0.2	$0.7

For the three month period ended March 31, 2007, a $0.4 million gain was recorded by the Tech Group segment for the sale of an investment in a tool shop located in Ireland.

Note 4:  Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and income tax disclosures.

The adoption of FIN 48 resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and is reflected as an adjustment to the opening balance of retained earnings for 2007. Following the adoption of FIN 48, we had approximately $12.8 million of total gross unrecognized tax benefits as of January 1, 2007.  The $12.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.

Interest costs and penalties related to income taxes are classified as interest expense and other expense, respectively, in the Company’s financial statements.  As of the adoption date, we had accrued interest of $0.6 million, which did not materially change during the three months ended March 31, 2007.

We are a global organization and therefore, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  We are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Denmark, England, France, Germany, Ireland, Israel, Mexico, Serbia and Singapore. Our tax returns are open to examination from regulators in these major jurisdictions for years ranging from 2000 to 2006.

Note 5:  Comprehensive Income

Comprehensive income for the three months ended March 31 was as follows:

(in millions)	2007	2006
Net income	$26.5	$18.1
Other comprehensive income, net of tax
Foreign currency translation adjustments	0.3	3.0
Pension and postretirement liability adjustments	0.2	—
Unrealized gains on derivatives	(0.2)	1.2
Other comprehensive income, net of tax	0.3	4.2
Comprehensive income	$26.8	$22.3

Note 6:  Convertible Debentures

On March 14, 2007, the Company issued $150.0 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047.  The debentures bear interest at a rate of 4% annually which is payable on March 15 and September 15 of each year. The debentures are unsecured obligations and rank junior to all of our existing and future senior debt and are structurally subordinated to all indebtedness and other obligations of our subsidiaries.

The debentures are convertible into shares of the Company’s common stock at an initial conversion rate, subject to adjustment, of 17.8336 shares per $1,000 of principal amount, which equals a conversion price of approximately $56.07 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period , we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate.

As of March 31, 2007, the total net proceeds of the offering were $145.6 million. We expect to use the proceeds for general corporate purposes, which may include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and potentially repurchasing our capital stock. In connection with the offering, the Company incurred debt issuance costs in the amount of $4.4 million as of March 31, 2007, consisting of underwriting discounts and commissions, legal and other professional fees. These costs are recorded as a noncurrent asset and are being amortized as additional interest expense over the term of the debentures.

On April 3, 2007, the underwriters exercised an over-allotment option resulting in the issuance of an additional $11.5 million of debentures. The April transaction resulted in proceeds of $11.2 million, net of underwriting and other costs of $0.3 million that will be amortized over the term of the debentures.

Note 7:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share.

	Three Months Ended March 31,
(in millions, except per share data)	2007	2006
Income from continuing operations	$26.5	$14.3
Discontinued operations, net of tax	—	3.8
Net income, as reported, for basic net income per share	26.5	18.1
Plus: interest expense on convertible debt, net of tax	0.2	—
Net income, for diluted net income per share	$26.7	$18.1
Weighted average common shares outstanding for basic net income per share	32.7	31.7
Assumed stock options exercised and awards vested, based on the treasury stock method	1.3	1.4
Assumed conversion of convertible debt, based on the if-converted method	0.5	—
Weighted average shares outstanding for diluted net income per share	34.5	33.1
Basic net income per share:
Continuing operations	$0.81	$0.45
Discontinued operations	—	0.12
Net income per share	$0.81	$0.57
Diluted net income per share:
Continuing operations	$0.77	$0.43
Discontinued operations	—	0.12
Net income per share	$0.77	$0.55

Options to purchase 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for both three month periods ended March 31, 2007 and 2006, since the options were antidilutive.

Note 8:  Segment Information

Net sales and operating profit by reporting segment were as follows:

	Three Months Ended March 31,
(in millions)	2007	2006
Net Sales
Pharmaceutical Systems	$191.3	$160.0
Tech Group	69.0	65.7
Eliminations	(2.7)	(2.9)
Net Sales	$257.6	$222.8
Operating Profit
Pharmaceutical Systems	$44.7	$35.8
Tech Group	2.8	4.9
Corporate costs	(5.9)	(6.0)
Stock-based compensation costs	(0.4)	(4.2)
Domestic pension expense	(1.6)	(2.3)
Operating profit	39.6	28.2
Loss on debt extinguishment	—	5.9
Interest expense	2.9	3.8
Interest income	(0.6)	(0.8)
Income before income taxes	$37.3	$19.3

In February 2007, our Pharmaceutical Systems segment acquired a patent, and related assets, for total cash consideration of $4.2 million. The estimated fair value of the patent is $3.9 million and the remaining $0.3 million represents property, plant and equipment.

Note 9:  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (“FIFO”) method. Inventory balances are as follows:

(in millions)	March 31, 2007	December 31, 2006
Finished goods	$46.6	$43.4
Work in process	17.1	13.4
Raw materials	44.0	40.7
	$107.7	$97.5

Note 10:  Stock-based Compensation

In the first quarter of 2007, we granted 331,642 stock options at a weighted average exercise price of $44.96 per share to key employees under the 2004 Stock-based Compensation Plan (the “Plan”). The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $15.43 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 6.25%; expected life of 5 years; stock volatility based on history of 30.3%; and a dividend yield of 1.2%.

We also granted 94,571 performance vesting share (“PVS”) rights at a weighted average grant date fair value of $44.96 to key employees under the Plan in the first quarter of 2007.  Each PVS right entitles the holder to one share of Company stock if annual growth rate of revenue and return on invested capital (“ROIC”) targets are achieved over a three-year period. PVS rights are granted at target levels assuming 100% achievement of the revenue-growth and ROIC goals over the performance period. The actual number of shares issued may vary from 0% to 200% of an employee’s PVS rights.  The fair value of PVS rights is based on the market price of the Company’s stock at the grant date and is recognized as an expense over the performance period.

Note 11:  Benefit Plans

The components of net pension expense for the three months ended March 31 are as follows:

	Pension benefits		Other retirement benefits
(in millions)	2007	2006	2007	2006
Service cost	$1.9	$1.3	$0.3	$0.3
Interest cost	3.2	3.3	0.2	0.2
Expected return on assets	(4.0)	(3.7)	—	—
Amortization of prior service (credit) cost	(0.3)	0.2	—	—
Recognized actuarial losses (gains)	0.6	1.0	—	—
Pension expense	$1.4	$2.1	$0.5	$0.5

	Pension benefits		Other retirement benefits		Total
(in millions)	2007	2006	2007	2006	2007	2006
U.S. plans	$1.1	$1.8	$0.5	$0.5	$1.6	$2.3
International plans	0.3	0.3	—	—	0.3	0.3
	$1.4	$2.1	$0.5	$0.5	$1.9	$2.6

Note 12:  Commitments and Contingent Liabilities

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrued liability of $1.7 million at March 31, 2007 is sufficient to cover the future costs of these remedial actions.

Note 13:  New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe that the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of the initial adoption. This standard is effective for fiscal years beginning after November 15, 2007. Management does not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to the quality, therapeutic value, development speed and rapid market availability of pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: “Pharmaceutical Systems” and “Tech Group”. Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous (“IV”) and blood collection systems. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to healthcare and consumer industries. Our global customer base includes the world’s leading manufacturers of pharmaceuticals, biologics and medical devices.

The business drivers for our Pharmaceutical System segment’s products remain strong as we continue to see developments such as new vaccines and biologic therapeutics which require advanced packaging systems and are commonly delivered by injection. We continue to focus on deriving value from components used in injectable treatments for diabetes, cancer and other chronic diseases. A key element to our growth strategy is to expand our manufacturing capacity and geographic scope of our operations. Our production facilities in Europe are operating at or near full capacity and we have initiated plant expansion programs at the majority of our existing European and Singapore plants designed to fulfill our customers’ demand for our products. We also continue to move forward with our plans to establish two manufacturing facilities in China, with a goal of completing a factory focused on the production of plastic closures for IV systems in 2009 and a second facility for the production of rubber components in 2011.

Our Tech Group segment continues to support the U.S. launch of Pfizer’s Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar Therapeutics. We are one of two contract manufacturers for the inhalation delivery device used with Exubera®. While the initial acceptance by health care providers and insurers has been somewhat slower than anticipated, Pfizer is continuing with its marketing and education initiatives to primary care physicians in the U.S. and we expect our revenues associated with this product to exceed prior year levels. Other Tech Group initiatives include completing the relocation of one of our plants resulting in additional medical device production capacity, and the implementation of a business model moving from contract manufacturing to the production of proprietary products. Incremental costs resulting from the plant relocation, a decline in revenues at our tooling and mold construction facility, and a decrease in demand for industrial and consumer products will suppress 2007 operating profit margins in our Tech Group segment.

Innovation is an important growth driver for our Company. We recently formed a new innovation project team aimed at developing and strategically acquiring technology and products that complement our core injectable packaging components and delivery systems business. In the first quarter of 2007 we acquired a patent and related assets which should increase the scope of our injection-systems product offerings. We plan to increase spending on product development with an emphasis on commercializing our innovation programs. Consistent with this emphasis on innovation, we are now reporting a separate research and development line item on our income statement. Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems Segment	$191.3	$160.0
Tech Group Segment	69.0	65.7
Intersegment Sales	(2.7)	(2.9)
Total net sales	$257.6	$222.8

Consolidated 2007 first quarter net sales were $257.6 million, an increase of $34.8 million, or 15.6%, over those achieved in the first quarter of 2006. Foreign currency translation accounted for $10.5 million, or 4.7 percentage points, of the sales growth.  Excluding foreign currency translation, consolidated 2007 first quarter net sales increased $24.3 million or 10.9% over the prior year quarter.

In the Pharmaceutical Systems segment, first quarter 2007 net sales of $191.3 million were $31.3 million or 19.6% favorable to those achieved in the prior year quarter. Foreign currency translation accounted for $9.7 million, or 6.0 percentage points, of the increase. Excluding foreign currency translation, first quarter 2007 net sales in the Pharmaceutical Systems segment were $21.6 million, or 13.6%, above those achieved in the first quarter of 2006. Price increases accounted for approximately 2 percentage points of the quarter-to- quarter sales increase. Unit volumes increased approximately 5% over the prior year quarter, with the remaining increase reflecting an improved product mix as customers increasingly opted for Westar® processed components, often in combination with advanced coating treatments.  2007 first quarter net sales in the United States were $14.0 million higher than those achieved in the 2006 first quarter, representing an increase of 23.2%. The U.S. sales were driven by strong demand for serum stoppers used in vial packaging for vaccines, injectable treatments for kidney disease, and biotechnology company packaging for anemia products.  Higher net sales of Flip-off® seals, a combination plastic button and aluminum shell also used in vial packaging, contributed to the U.S. sales increase. In Europe, net sales increased 6.3% (excluding 10 percentage points contributed by foreign currency translation) over the prior year quarter. The success of our product offerings in Europe has resulted in strong sales growth in Europe over the last two years, resulting in an almost 100% plant utilization rate at the majority of our European facilities. We are addressing the capacity constraints in Europe through capital expansion programs at the majority of our existing production facilities in Europe and Singapore.

In our Tech Group segment, 2007 first quarter net sales were $3.3 million, or 5.0% above those reported in the prior year. Foreign currency translation accounted for $0.8 million, or 1.2 percentage points, of the increase. Excluding foreign currency translation, first quarter 2007 net sales in the Tech Group segment were $2.5 million, or 3.8%, above those achieved in the first quarter of 2006.  Price increases accounted for less than 2 percentage points of the quarter-to-quarter sales increase.  Net sales of a pulmonary drug delivery device for the inhalable insulin product, Exubera ® inhalation powder, licensed by Pfizer Inc. and developed by our customer, Nektar Therapeutics were $6.6 million higher than in the 2006 first quarter, largely benefiting from Pfizer’s inventory requirements in connection with the launch of the product in the United States. The Tech Group segment also generated a $2.7 million sales increase related to packaging for a weight loss drug which our customer plans to launch in the second half of 2007. These sales increases were partially offset by a $5.2 million decline in revenue from tooling projects, and a net $1.6 million decline in sales of industrial and consumer products.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems Segment
Gross Profit	$71.9	$57.3
Gross Margin	37.6%	35.9%
Tech Group Segment
Gross Profit	$8.5	$10.3
Gross Margin	12.2%	15.7%
Consolidated gross profit	$80.4	$67.6
Consolidated gross margin	31.2%	30.4%

First quarter 2007 consolidated gross profit improved to $80.4 million, a $12.8 million increase over the 2006 first quarter consisting of a $14.6 million increase in Pharmaceutical Systems segment gross profit, partially offset by a $1.8 million decline in Tech Group segment gross profit.

In the Pharmaceutical Systems segment, our gross margin improved 1.7 percentage points with a favorable product mix contributing 0.7 percentage points of that increase. Higher production levels and efficiency improvements contributed an additional 2.2 percentage points of the Pharmaceutical Systems segment gross margin increase. The improved sales mix and volume variances were partially offset by a net 1.2 percentage point increase in overhead costs due to higher maintenance, depreciation and insurance costs. Our sales price increases in the Pharmaceutical Systems segment fully offset higher raw material, labor and utility costs.

In the Tech Group segment, gross margins declined by 3.5 percentage points. The completion of several tooling projects resulted in a significant amount of under-utilized capacity in our tooling and mold construction facility, which, together with similar issues resulting from the relocation of a medical device plant in Michigan, resulted in a 4.0 percentage point decline in gross margin for the segment. Additionally, higher utility, labor and material costs more than offset related sales price increases, resulting in an additional 1.0 percentage point margin reduction. These declines were partially offset by the 1.5 percentage point favorable mix and volume impact of Exubera® device and other product sales increases. We expect to commence operations at the new facility in Michigan during the fourth quarter of 2007.  We also anticipate the utilization of our tooling capacity to improve in the second half of 2007.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems segment	$3.0	$1.8
Tech Group segment	0.6	0.6
Total research and development expense	$3.6	$2.4

At the end of 2006, we created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems, for developing innovative new products to serve unmet market needs, and for the process of transitioning our Tech Group segment from primarily a contract manufacturer to a producer of high-value proprietary systems and products. The majority of the increase in 2007 R&D costs reflects the formation of this new team, whose efforts augment those of our previously existing engineering and laboratory personnel.  We expect to spend $14 million in total R&D costs during 2007, as compared to full year 2006 R&D costs of $11.1 million.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems SG&A costs	$23.6	$19.0
Pharmaceutical Systems SG&A as a % of segment net sales	12.4%	11.9%
Tech Group SG&A costs	5.4	4.8
Tech Group SG&A as a % of segment net sales	7.8%	7.2%
Corporate costs:
General corporate costs	6.0	6.0
Stock-based compensation costs	0.4	4.2
U.S. pension plan expense	1.6	2.3
Total selling, general & administrative costs	$37.0	$36.3
Total SG&A as a % of total net sales	14.4%	16.3%

Consolidated SG&A expenses in the first quarter of 2007 were $0.7 million above those recorded in the first quarter of 2006.

In the Pharmaceutical Systems segment, first quarter 2007 SG&A expenses increased by $4.6 million over the prior year first quarter.  Approximately $2.0 million of the increase was due to increased compensation costs including higher fringe benefit and incentive compensation costs, the impact of annual salary increases and increased staffing of sales, marketing and finance positions. Foreign currency translation accounted for $1.1 million of the SG&A increase. Consulting and other professional services costs were $1.0 million higher than in the prior year quarter reflecting higher sales commission charges, international transfer pricing studies and information systems costs. Other cost increases totaling $0.5 million consisted mostly of higher depreciation, amortization and insurance charges.

First quarter 2007 SG&A costs in the Tech Group segment were $0.6 million above the prior year first quarter. Approximately half of the increase was due to higher compensation costs associated with increased staffing of human resource, finance and sales functions. The remaining increase resulted from higher fringe benefit costs, annual merit increases and incentive compensation programs.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses.  These costs remained constant with those of the prior year quarter as a $0.4 million decrease in severance related costs was offset by relocation, insurance and compensation costs increases.

Stock-based compensation costs for the first quarter 2007 decreased by $3.8 million over those incurred in 2006 primarily due to the decrease in West stock-price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. As of March 31, 2007 these deferred compensation plans held 295,495 stock equivalent units. Our stock price declined $4.80 per share during the first quarter of 2007, closing at $46.43 per share on March 31, 2007. In the first quarter of 2006, our stock price increased $9.69 per share closing at $34.72 per share at March 31, 2006.  The resulting change in the fair value of our stock equivalent unit liabilities accounts for $4.1 million of the decrease in the comparison of first quarter 2007 and 2006 costs. The costs of other stock-based compensation programs were $0.3 million above first quarter 2006 levels, primarily due to increased stock option valuations.

U.S. pension plan expenses for the first quarter of 2007 were $0.7 million lower when compared to those recorded in the first quarter of 2006.  The decrease largely results from an amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan’s pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006.  Effective January 1, 2007, new cash-balance formulas were implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant’s compensation will be credited to a participant account each year. This amendment resulted in an $18.8 million reduction in our projected benefit obligations as of December 31, 2006.  The impact of the plan amendment is recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment. We estimate 2007 U.S. pension plan expense will be approximately $6.4 million.

OTHER EXPENSE

Other expense consists of gains and losses on the sale or disposal of equipment, foreign exchange transaction items, miscellaneous royalty and sundry transactions.

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems segment	$0.6	$0.7
Tech Group segment	(0.3)	—
Corporate and unallocated items	(0.1)	—
Total other expense	$0.2	$0.7

First quarter 2007 other expenses were $0.5 million lower than those recorded in the first quarter 2006.

The majority of the improvement represents a $0.4 million gain recorded by the Tech Group segment on the sale of an investment in a tool shop in Ireland.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended March 31,
($ in millions)	2007	2006
Pharmaceutical Systems	$44.7	$35.8
Tech Group	2.8	4.9
General corporate costs	(5.9)	(6.0)
Stock-based compensation costs	(0.4)	(4.2)
U.S. pension expenses	(1.6)	(2.3)
Consolidated operating profit	$39.6	$28.2

Our first quarter 2007 operating profit increased by $11.4 million, or 40%, over that achieved in 2006. The increase was generated by sales growth and gross margin improvements in our Pharmaceutical Systems segment and lower costs associated with deferred compensation obligations indexed to our stock price, offset partially by lower results from the Tech Group segment due to decreased tooling revenue and costs associated with the relocation of a production facility.

LOSS ON DEBT EXTINGUISHMENT

On February 27, 2006, we prepaid $100.0 million in senior notes carrying a 6.81% interest rate and a maturity date of April 8, 2009.  Under the terms of the original note purchase agreement dated April 8, 1999, the prepayment of the notes entitled note holders to a “make whole” amount of $5.9 million in order to compensate them for interest rate differentials between the 6.81% yield on the notes and current market rates for the remaining term of the note.  The prepayment was financed by issuing €81.5 million (approximately $100 million) of senior unsecured notes at a weighted average interest rate of 4.34%, before costs.

INTEREST EXPENSE (NET)

The following table summarizes our net interest expense for the three months ended March 31:

($ in millions)	2007	2006
Interest expense	$3.1	$3.8
Capitalized interest	(0.2)	(0.1)
Interest income	(0.6)	(0.7)
Interest expense (net)	$2.3	$3.0

First quarter 2007 net interest expense was $0.7 million lower than the same quarter of 2006. The February 27, 2006 refinancing of our $100.0 million senior notes resulted in interest savings of $0.4 million in the first quarter comparisons. Lower average borrowing levels on our revolving debt agreement resulted in interest expense reductions of $0.6 million. On March 14, 2007 we issued $150.0 million of convertible debt at a 4% fixed rate resulting in $0.3 million of interest expense for the first quarter of 2007. The net proceeds from the convertible debt offering, after underwriting and other fees, totaled $145.6 million, of which $109.2 million was invested in short-term mutual funds with current yields of approximately 5%, with the remainder used to reduce indebtedness under our revolving credit facility.

First quarter 2007 interest income includes income generated from the short-term investments resulting from the convertible bond issuance of approximately $0.3 million. First quarter 2006 interest income includes $0.2 million of income related to the settlement of a tax refund issue.

INCOME TAXES

The effective tax rate on consolidated income from continuing operations was 30.1% for the first quarter ended March 31, 2007 compared to 27.9% in the prior year quarter. Income tax expense in the first quarter 2006 includes a $0.4 million tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was income of $0.5 million for each of the three month periods ended March 31, 2007 and 2006.

INCOME FROM CONTINUING OPERATIONS

Our first quarter 2007 net income from continuing operations was $26.5 million, or $0.77 per diluted share compared to $14.3 million, or $0.43 per diluted share, in the first quarter of 2006.

Results for the first quarter of 2006 include a $5.9 million loss on debt extinguishment ($4.1 million, or $0.12 per diluted share, net of tax) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. The resolution of the tax issue resulted in the recognition in income from continuing operations of $0.6 million, or $0.01 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

DISCONTINUED OPERATIONS

Our first quarter 2006 results include a $3.8 million benefit relating to the approval of our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2007 was $278.9 million compared with $124.8 million at December 31, 2006.  The ratio of current assets to current liabilities at March 31, 2007 was 2.8 to 1.0. The majority of the increase in working capital resulted from the increase in cash and cash equivalents following the receipt of our convertible debt offering in March of 2007.  Accounts receivable and inventory balances also increased significantly since year end, reflecting the normal trend of our business as first half sales typically exceed those in the second half of the year. Liquidity metrics for our current assets remain relatively consistent with those at year end, with the accounts receivable days-sales-outstanding ratio at 42.9 days and our annual inventory turnover ratio at 6.9 as of March 31, 2007. Our sales order backlog has increased slightly to $255.8 million at March 31, 2007 from $250.1 million at December 31, 2006.

Cash flows generated from operations were $3.3 million for the three months ended March 31, 2007 compared to $3.0 million in the prior year quarter. As noted previously, our higher working capital requirements (accounts receivable and inventories) restrained first quarter cash flow. Our first quarter 2006 operating cash flow includes the impact of the $5.9 million “make-whole” payment incurred as part of the extinguishment of our former senior note agreement.

2007 first quarter cash flows used in investing activities include capital spending totaling $20.9 million.  Over 50% of the first quarter capital spending was invested in new product and expansion activities, with the remainder primarily consisting of our normal equipment replacement and upgrade activity. Capital spending by segment consisted of $11.1 million in Pharmaceutical Systems, $9.6 million in the Tech Group and $0.2 million in corporate projects. Tech Group segment capital spending includes $7.9 million incurred as part of a plant relocation and expansion project in Michigan. This project is approximately 70% complete and we anticipate commencing production at the new plant in the fourth quarter of 2007. We project full year consolidated 2007 capital spending of approximately $130 million, with significant projects to expand molding production and tooling capacity at our existing facilities in Europe and Singapore. Our 2007 capital spending estimates include plans to establish a manufacturing presence in China; however the timing of this project is subject to obtaining land use rights and other regulatory procedures which may affect the timing of the construction process.

Our first quarter 2007 investing cash flows also include the acquisition of a patent and related assets involved with injection-system devices totaling $4.2 million in cash.

Cash flows provided by financing activities for the three months ended March 31, 2007 include $145.6 million in net proceeds raised in the initial offering of our $150 million convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047.  These debentures are convertible into our common stock at any time at an initial conversion price of $56.07 per share. Other financing cash flows in the first quarter 2007 include the payment of cash dividends totaling $4.3 million ($0.13 per share) and the $2.2 million receipt of Company stock from employees in return for the Company’s payment of withholding taxes incurred upon the vesting of stock-based compensation awards.

The following table updates our contractual obligations under debt agreements since December 31, 2006, and the effect the obligations are expected to have on our liquidity and cash flow in future periods.  No other material changes to contractual obligations occurred during the first quarter of 2007.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Long-term debt	$0.5	$0.6	$92.4	$283.6	$377.1
Interest on long-term debt(1)	11.9	31.8	30.8	233.9	308.4
Total debt obligations	$12.4	$32.4	$123.2	$517.5	$685.5

(1)                  Future interest payments on variable-rate debt were calculated using the applicable ending interest rate at March 31, 2007.

At March 31, 2007, our consolidated debt was $377.1 million, compared to $236.3 million at December 31, 2006, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 32.2% compared to 31.1% at December 31, 2006.  Our cash and cash equivalents balance was $156.6 million at March 31, 2007, compared to $47.1 million at December 31, 2006.  The majority of the change in debt and cash balances resulted from the issuance of the convertible debt as previously discussed. Total shareholders’ equity was $459.5 million at March 31, 2007 compared to $414.5 million at December 31, 2006.  We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

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

As of March 31, 2007 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At March 31, 2007, the interest rate swap agreements were recorded as a noncurrent asset with a fair value of $1.6 million.

We have a series of forward-exchange contracts outstanding under one agreement with a bank which are designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of March 31, 2007, there are nine monthly contracts outstanding at $0.7 million each with the last contract ending on December 14, 2007. The terms of the arrangement set a base rate of 1.2700 USD per Euro and a limit rate of 1.4175 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiration date of any of the remaining months, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of March 31, 2007, the Euro was equal to 1.33 USD.

We have two notes payable in the total amount of €81.5 million, which are designated as a hedge of our investment in the net assets of our European operations. An $8.5 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of March 31, 2007. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At March 31, 2007, a $0.3 million foreign currency translation loss on the yen denominated debt is included within accumulated other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING STANDARDS

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and income tax disclosures. The adoption of FIN 48 resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and is reflected as an adjustment to the opening balance of retained earnings for 2007. The Company has elected to recognize interest and penalties relating to tax issues as components of pre-tax income, rather than within tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of the initial adoption. This standard is effective for fiscal years beginning after November 15, 2007. Management believes that the adoption of SFAS No. 159 will not have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information called for by this item is included in the text in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption Market Risk and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2007 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
January 1, 2007—January 31, 2007	185	$47.35	—	—
February 1, 2007—February 28, 2007	326	$48.24	—	—
March 1, 2007—March 31, 2007	10,443	$45.77	—	—
Total	10,954	$45.87	—	—

(1)                  Includes 10,954 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.

(Registrant)

By:	/s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 8, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.
3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.(1)
4.5

Indenture between West Pharmaceutical Services, Inc. and U.S. Bank National Association, dated March 14, 2007, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 14, 2007.

4.6

Supplemental Indenture between West Pharmaceutical Services, Inc. and U.S. Bank National Association dated March 14, 2007, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, dated March 14, 2007.

10.1	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan.
10.2	Form of 2007 Non-Qualified Stock Option and Performance —Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                  We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F-1