Form 10-Q
period 2007-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2007-08-03
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of June 30, 2007, there were 33,148,604 shares of the Registrant’s common stock outstanding.

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

We cannot guarantee that any forward-looking statement will be realized. If known or unknown risks or uncertainties materialize, or if underlying assumptions are inaccurate, actual results could differ materially from past results and those expressed or implied in any forward-looking statement.  You should bear this in mind as you consider forward-looking statements. We cannot predict or identify all such risks and uncertainties, but factors that could cause the actual results to differ materially from expected and historical results include the following:  sales demand; the timing, regulatory approval and commercial success of customers’ products incorporating our products and services, including specifically, the Exubera® Inhalation-Powder insulin device; customers’ changes to inventory requirements and manufacturing plans that alter existing orders or ordering patterns for our products; our ability to pass raw-material cost increases on to customers through price increases; maintaining or improving production efficiencies and overhead absorption; physical limits on manufacturing capacity that may limit our ability to satisfy anticipated demand; the timeliness and effects of capacity expansions, including the effects of delays associated with construction, availability and price of capital goods, and necessary internal, governmental and customer approvals; the availability of labor to meet increased demand; competition from other providers; the timely and successful negotiations of sales contracts with four of the Company’s largest customers during the second half of 2007; average profitability, or mix, of products sold in a reporting period; financial performance of unconsolidated affiliates; strength of the U.S. dollar in relation to other currencies, particularly the Euro, UK Pound, Danish Krone, Japanese Yen and Singapore Dollar; changing interest rates and investment returns that can affect the Company’s cost of funds and return on invested funds; interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products; raw-material price escalation, particularly petroleum-based raw materials, and energy costs; availability, and pricing of materials that may be affected by vendor concerns with exposure to product-related liability; and, changes in tax law or loss of beneficial tax incentives.

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

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc. and its subsidiaries, unless noted otherwise.

Exubera® is a registered trademark of Pfizer Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2007	2006	2007	2006
Net sales	$263.7	$240.2	$521.3	$463.0
Cost of goods sold	187.0	169.1	364.2	324.2
Gross profit	76.7	71.1	157.1	138.8
Research and development	3.8	2.6	7.4	5.1
Selling, general and administrative expenses	38.2	34.9	75.2	71.2
Other (income) expense, net	(0.2)	1.5	0.1	2.2
Operating profit	34.9	32.1	74.4	60.3
Loss on debt extinguishment	—	—	—	5.9
Interest expense	3.9	3.3	6.7	7.0
Interest income	(2.2)	(0.5)	(2.8)	(1.2)
Income before income taxes and minority interests	33.2	29.3	70.5	48.6
Provision for income taxes	7.0	9.2	18.2	14.5
Minority interests	0.1	0.1	0.2	0.2
Income from consolidated operations	26.1	20.0	52.1	33.9
Equity in net income of affiliated companies	0.4	0.7	0.9	1.1
Income from continuing operations	26.5	20.7	53.0	35.0
Discontinued operations, net of tax	(0.5)	—	(0.5)	3.8
Net income	$26.0	$20.7	$52.5	$38.8

Net income per share:
Basic
Continuing operations	$0.80	$0.64	$1.61	$1.10
Discontinued operations	(0.01)	—	(0.01)	0.12
	$0.79	$0.64	$1.60	$1.22

Assuming dilution:
Continuing operations	$0.74	$0.62	$1.51	$1.05
Discontinued operations	(0.01)	—	(0.01)	0.11
	$0.73	$0.62	$1.50	$1.16

Average common shares outstanding	32.9	32.1	32.8	31.9
Average shares assuming dilution	37.1	33.6	35.8	33.4

Dividends declared per common share	$— *	$0.12	$0.13	$0.24

*                    $0.13 dividend was declared on July 10, 2007 and will be paid on August 1, 2007 to shareholders of record on July 18, 2007.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash, including cash equivalents	$177.3	$47.1
Accounts receivable	136.7	109.5
Inventories	111.7	97.5
Deferred income taxes	5.6	5.3
Other current assets	21.0	22.3
Total current assets	452.3	281.7
Property, plant and equipment	807.2	757.4
Less accumulated depreciation and amortization	398.7	372.7
Property, plant and equipment, net	408.5	384.7
Investments in affiliated companies	29.9	29.7
Goodwill	103.8	102.8
Pension asset	10.7	12.1
Deferred income taxes	47.2	29.8
Intangible assets, net	67.9	66.3
Other assets	22.4	11.1
Total Assets	$1,142.7	$918.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	53.5	61.2
Pension and other postretirement benefits	1.7	1.6
Accrued salaries, wages and benefits	34.9	35.3
Income taxes payable	19.3	17.7
Deferred income taxes	2.2	2.7
Other current liabilities	37.0	37.9
Total current liabilities	149.1	156.9
Long-term debt	384.2	235.8
Deferred income taxes	43.0	43.5
Pension and other postretirement benefits	42.8	41.2
Other long-term liabilities	24.5	21.5
Total Liabilities	643.6	498.9
Commitments and contingencies	—	—
Minority interests	4.9	4.8
Shareholders’ equity	494.2	414.5
Total Liabilities and Shareholders’ Equity	$1,142.7	$918.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

					Accumulated
	Common Stock		Capital in		other	Treasury Stock
	Number	Common	excess of	Retained	comprehensive	Number	Treasury
(in millions, except per share data)	of shares	Stock	par value	earnings	income (loss)	of shares	Stock	Total
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$414.5
Cumulative effect of adoption of FIN 48 (see Note 4)				21.6				21.6
Net income				52.5				52.5
Stock-based compensation			3.4					3.4
Shares issued under stock plans			1.7			0.3	1.4	3.1
Shares repurchased for employee tax withholdings			(1.0)			(0.1)	(2.6)	(3.6)
Excess tax benefit from stock plans			0.7					0.7
Cash dividends declared ($0.13 per share)				(4.3)				(4.3)
Changes — other comprehensive income					6.3			6.3
Balance, June 30, 2007	34.3	$8.6	$57.6	$445.5	$16.9	(1.2)	$(34.4)	$494.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Six Months Ended June 30,
(in millions)	2007	2006
Cash flows from operating activities:
Net income	$52.5	$38.8
Loss (gain) from discontinued operations, net of tax	0.5	(3.8)
Depreciation	25.7	23.4
Amortization	2.6	2.4
Other non-cash items, net	4.5	10.8
Changes in assets and liabilities	(40.1)	(18.1)
Net cash provided by operating activities	45.7	53.5

Cash flows from investing activities:
Acquisition of patents and other assets	(4.2)	—
Property, plant and equipment acquired	(45.1)	(26.8)
Proceeds from sale of investment	0.7	—
Other	—	0.3
Net cash used in investing activities	(48.6)	(26.5)

Cash flows from financing activities:
Issuance of 4% convertible debt, net of costs	156.4	—
Prepayment of senior notes	—	(100.0)
Issuance of senior unsecured notes	—	100.1
Repayments under revolving credit agreements, net	(15.0)	(27.8)
Changes in other debt, including overdrafts	(0.4)	0.2
Dividend payments	(8.6)	(7.8)
Excess tax benefit from stock option exercises	0.7	—
Shares repurchased for employee tax withholdings	(3.6)	(1.3)
Issuance of common stock	2.5	4.4
Net cash provided by (used in) financing activities	132.0	(32.2)

Cash flows provided by operating activities of discontinued operations	—	0.6
Net cash provided by discontinued operations	—	0.6
Effect of exchange rates on cash	1.1	1.9
Net increase (decrease) in cash and cash equivalents	130.2	(2.7)
Cash, including cash equivalents at beginning of period	47.1	48.8
Cash, including cash equivalents at end of period	$177.3	$46.1

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements for the three and six month periods ended June 30, 2007 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2006 Annual Report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassification

Resulting from the formation of a new innovation project team aimed at developing and strategically acquiring technology and products that complement our core injectable packaging and delivery systems business, we are now reporting a separate research and development line item on our income statement.  Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. In the second quarter of 2007, we recorded $2.5 million, or $0.06 per diluted share, in tax benefits resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns. In the first quarter of 2006, we recognized a $0.4 million, or $0.01 per diluted share, tax benefit in continuing operations relating to the resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico and related interest income, net of tax, of $0.2 million. The impact of this tax refund was largely offset by a $0.4 million provision, or $0.01 per diluted share, recorded in the second quarter of 2006 related to tax issues within our Irish finance company.

Note 2:  Discontinued Operations

In the second quarter of 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.  Our six month results ended June 30, 2006 include $3.8 million as income from discontinued operations, related to the resolution of our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business. For the six month period ended June 30, 2006, operating cash flow from discontinued operations was $0.6 million, representing the partial collection of the approved tax claims.

Note 3:  Other (Income) Expense

Other (income) expense for the three and six month periods ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Foreign exchange (gains) losses	$(0.5)	$0.4	$(0.3)	$0.2
Loss on sales of equipment	0.3	0.4	0.5	0.8
Gain on sale of investment	—	—	(0.4)	—
Other	—	0.7	0.3	1.2
	$(0.2)	$1.5	$0.1	$2.2

Other (income) expense for the six month period ended June 30, 2007 includes a $0.4 million gain recorded by the Tech Group segment for the sale of an investment in a tool shop located in Ireland.  Other (income) expense for the six month period ended June 30, 2006 includes a $0.3 million write-off of a discontinued software project and a $0.5 million write-off of a prepaid royalty that is not expected to be recovered against future sales of a reconstitution product.

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

As of January 1, 2007, following the adoption of FIN 48, we had approximately $12.8 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. During the second quarter of 2007, our liability for unrecognized tax benefits increased by $0.6 million, as a result of tax positions taken during the current period.  The Company anticipates that the amount of unrecognized tax benefits may change in the next 12 months; however, due to uncertainties in timing, it is not reasonably possible to estimate a range of the possible change.

Interest costs and penalties related to income taxes are classified as interest expense and other expense, respectively, in the Company’s financial statements.  As of the adoption date, we had accrued interest of $0.6 million, which did not materially change during the six months ended June 30, 2007.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of January 1 and June 30, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2003-2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2000-2006 tax years.

Note 5:  Comprehensive Income

Comprehensive income for the three and six month periods ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Net income	$26.0	$20.7	$52.5	$38.8
Other comprehensive income, net of tax
Foreign currency translation adjustments	4.8	5.7	5.1	8.7
Pension and postretirement liability adjustments	0.1	(0.3)	0.3	(0.3)
Unrealized gains on derivatives	1.1	1.0	0.9	2.2
Other comprehensive income, net of tax	6.0	6.4	6.3	10.6
Comprehensive income	$32.0	$27.1	$58.8	$49.4

Note 6:  Convertible Debentures

On March 14, 2007, the Company issued $150.0 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047. On April 3, 2007, the underwriters exercised an over-allotment option resulting in the issuance of an additional $11.5 million of debentures, bringing the total aggregate principal amount outstanding to $161.5 million. The debentures bear interest at a rate of 4% annually which is payable on March 15 and September 15 of each year. The debentures are unsecured obligations and rank junior to all of our existing and future senior debt and are structurally subordinated to all indebtedness and other obligations of our subsidiaries.

The debentures are convertible into shares of the Company’s common stock at an initial conversion rate, subject to adjustment, of 17.8336 shares per $1,000 of principal amount, which equals a conversion price of approximately $56.07 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of June 30, 2007, no debentures were converted. Accrued interest payable at June 30, 2007 was $1.9 million and is recorded in accrued expenses.

Total net proceeds from the offering were $156.4 million. We expect to use the proceeds for general corporate purposes, which may include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and potentially repurchasing our capital stock. In connection with the offering, the Company incurred debt issuance costs in the amount of $5.1 million, consisting of underwriting discounts and commissions, legal and other professional fees. These costs are recorded as a noncurrent asset and are being amortized as additional interest expense over the term of the debentures.

Note 7:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2007	2006	2007	2006
Income from continuing operations	$26.5	$20.7	$53.0	$35.0
Discontinued operations, net of tax	(0.5)	—	(0.5)	3.8
Net income, as reported, for basic net income per share	26.0	20.7	52.5	38.8
Plus: interest expense on convertible debt, net of tax	1.1	—	1.3	—
Net income, for diluted net income per share	$27.1	$20.7	$53.8	$38.8
Weighted average common shares outstanding for basic net income per share	32.9	32.1	32.8	31.9
Assumed stock options exercised and awards vested, based on the treasury stock method	1.3	1.5	1.3	1.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	—	1.7	—
Weighted average shares outstanding for diluted net income per share	37.1	33.6	35.8	33.4

Options to purchase 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for both the three and six month periods ended June 30, 2007, as their impact would be antidilutive. There were 0.3 million and 0.2 million antidilutive options outstanding during the three and six month periods ended June 30, 2006, respectively.

Note 8:  Segment Information

Net sales and operating profit by reporting segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Net Sales
Pharmaceutical Systems	$189.3	$166.4	$380.7	$326.4
Tech Group	77.7	76.5	146.7	142.2
Eliminations	(3.3)	(2.7)	(6.1)	(5.6)
Net Sales	$263.7	$240.2	$521.3	$463.0
Operating Profit
Pharmaceutical Systems	$39.8	$38.0	$84.5	$73.8
Tech Group	3.5	4.7	6.3	9.6
Corporate costs	(4.9)	(5.6)	(10.9)	(11.6)
Stock-based compensation costs	(1.9)	(2.7)	(2.3)	(6.9)
Domestic pension expense	(1.6)	(2.3)	(3.2)	(4.6)
Operating profit	34.9	32.1	74.4	60.3
Loss on debt extinguishment	—	—	—	(5.9)
Interest expense	(3.9)	(3.3)	(6.7)	(7.0)
Interest income	2.2	0.5	2.8	1.2
Income before income taxes	$33.2	$29.3	$70.5	$48.6

In February 2007, our Pharmaceutical Systems segment acquired a patent, and related assets, for total cash consideration of $4.2 million. The estimated fair value of the patent is $3.9 million and the remaining $0.3 million represents property, plant and equipment. The patent is being amortized over its remaining useful life, which was determined to be approximately 14 years.

Note 9:  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (“FIFO”) method. Inventory balances are as follows:

(in millions)	June 30, 2007	December 31, 2006
Finished goods	$44.0	$43.4
Work in process	18.4	13.4
Raw materials	49.3	40.7
	$111.7	$97.5

Note 10:  Stock-Based Compensation

In the first quarter of 2007, we granted 331,642 stock options at a weighted average exercise price of $44.96 per share to key employees under the 2004 Stock-Based Compensation Plan (the “2004 Plan”). The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first quarter of 2007 was $15.43 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 6.25%; expected life of 5 years; stock volatility based on history of 30.3%; and a dividend yield of 1.2%.

We also granted 94,571 performance vesting share (“PVS”) rights at a weighted average grant date fair value of $44.96 to key employees under the 2004 Plan in the first quarter of 2007.  Each PVS right entitles the holder to one share of Company stock if annual growth rate of revenue and return on invested capital (“ROIC”) targets are achieved over a three-year period. PVS rights are granted at target levels assuming 100% achievement of the revenue-growth and ROIC goals over the performance period. The actual number of shares issued may vary from 0% to 200% of an employee’s target level.  The fair value of PVS rights is based on the market price of the Company’s stock at the grant date and is recognized as an expense over the performance period.

On May 1, 2007, the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) was approved by the Company’s shareholders. All remaining shares under the 2004 Plan were extinguished upon adoption of the 2007 Plan. Awards granted under the 2004 Plan remain outstanding under that plan until settled. The 2007 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units, and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award.

At inception, there were 4,100,000 shares of common stock available for issuance under the 2007 Plan. Stock options and stock appreciation rights reduce the number of shares available by one share for each share granted. All other awards under the 2007 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded.  If any awards made under the 2004 Plan would entitle a plan participant to an amount of Company stock in excess of the target amount, the additional shares (up to a maximum threshold amount) will be distributed under the 2007 Plan.

In the second quarter of 2007, there were 18,900 deferred stock units granted to non-employee directors under the 2007 Plan.  As of June 30, 2007, there were approximately 4,048,555 shares remaining in the 2007 Plan for future grants.

Note 11:  Benefit Plans

The components of net pension expense for the three month period ended June 30 are as follows:

	Pension benefits		Other retirement benefits
(in millions)	2007	2006	2007	2006
Service cost	$1.9	$1.5	$0.3	$0.3
Interest cost	3.3	3.3	0.2	0.2
Expected return on assets	(4.1)	(3.7)	—	—
Amortization of prior service (credit) cost	(0.3)	0.2	—	—
Recognized actuarial losses	0.6	1.0	—	—
Pension expense	$1.4	$2.3	$0.5	$0.5

	Pension benefits		Other retirement benefits		Total
(in millions)	2007	2006	2007	2006	2007	2006
U.S. plans	$1.1	$1.8	$0.5	$0.5	$1.6	$2.3
International plans	0.3	0.5	—	—	0.3	0.5
	$1.4	$2.3	$0.5	$0.5	$1.9	$2.8

The components of net pension expense for the six month period ended June 30 are as follows:

	Pension benefits		Other retirement benefits
(in millions)	2007	2006	2007	2006
Service cost	$3.8	$2.9	$0.5	$0.5
Interest cost	6.5	6.6	0.4	0.4
Expected return on assets	(8.1)	(7.3)	—	—
Amortization of transition obligation	0.1	—	—	—
Amortization of prior service (credit) cost	(0.6)	0.4	0.1	0.1
Recognized actuarial losses	1.2	2.0	—	—
Pension expense	$2.9	$4.6	$1.0	$1.0

	Pension benefits		Other retirement benefits		Total
(in millions)	2007	2006	2007	2006	2007	2006
U.S. plans	$2.2	$3.6	$1.0	$1.0	$3.2	$4.6
International plans	0.7	1.0	—	—	0.7	1.0
	$2.9	$4.6	$1.0	$1.0	$3.9	$5.6

Note 12:  Commitments and Contingent Liabilities

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrued liability of $1.0 million at June 30, 2007 is sufficient to cover the future costs of these remedial actions.

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

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to the quality, therapeutic value, development speed and rapid market availability of pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: “Pharmaceutical Systems” and “Tech Group”. Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous (“IV”) and blood collection systems. The Tech Group operating segment offers custom contract manufacturing solutions utilizing plastic injection molding processes targeted to healthcare and consumer industries. Our global customer base includes the world’s leading manufacturers of pharmaceuticals, biologics and medical devices.

The long-term business drivers for our Pharmaceutical Systems segment’s products remain strong as we continue to see developments such as new vaccines and biologic therapeutics which require advanced packaging systems and are commonly delivered by injection. Consistent with our experience in recent years, our sales and operating results for the Pharmaceutical Systems segment in the first six months of 2007 were very strong across all product offerings. In the second half of 2007, we expect sales growth to moderate due to a combination of issues including the impact of regulatory delays and anticipated demand shifts for our customers’ product offerings and related inventory management programs. We are also in the process of renegotiating several key multi-year customer supply contracts, which we anticipate finalizing by the end of the year. The outcome of these negotiations could also affect future operating results. We remain committed to expanding our manufacturing capacity and geographic scope of our operations. Our production facilities in Europe are operating at or near full capacity and we have initiated plant expansion programs at the majority of our existing European and Asian plants designed to meet our customers’ increasing demand for our products. We also continue to move forward with our plans to establish two manufacturing facilities in China, with the timing of these projects dependent on obtaining land use and other regulatory approvals from local authorities.

Our Tech Group segment continues to support the U.S. launch of Pfizer’s Exubera® Inhalation Powder, a pulmonary insulin product developed by our customer Nektar Therapeutics. We are one of two contract manufacturers for the inhalation delivery device used with Exubera®. The initial acceptance of Exubera® by health care providers and insurers has been slower than Pfizer anticipated, and as a result their inventories have increased. While we are committed to fulfilling current orders, we expect Pfizer’s high inventory levels and slower-than-expected demand will affect our fourth quarter 2007 and full-year 2008 sales levels. We had anticipated the reduction in Exubera® activity and included the estimated impact in our 2007 earnings projections. In coordination with our customer, Nektar, we have reduced production to one shift per day at our dedicated facility beginning in the third quarter of 2007. The costs for any associated severances will be reimbursed to us by Nektar. Pfizer has initiated new physician education and direct-to-consumer marketing programs and continues to promote Exubera®. Another key objective for our Tech Group in the second half of 2007 is to complete customer acceptance procedures at our new facility in Michigan, and to begin to benefit from the additional medical device component production capacity available at this site. Incremental costs resulting from the relocation of equipment to the new facility and start-up costs incurred in connection with initial production should decline in the second half of 2007.

We continue to pursue innovative drug delivery platforms and are actively developing an array of potential product offerings. While there is no guarantee these efforts will be successful, our initial research, regulatory review and prototype development work have met our expectations. We plan to increase spending on product development with an emphasis on commercializing our innovation programs. Consistent with this emphasis on innovation, we are now reporting a separate research and development line item on our income statement. Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

NET SALES

The following table summarizes net sales by reportable segment:

Net sales:	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems	$189.3	$166.4	$380.7	$326.4
Tech Group	77.7	76.5	146.7	142.2
Intersegment sales	(3.3)	(2.7)	(6.1)	(5.6)
Total net sales	$263.7	$240.2	$521.3	$463.0

Consolidated 2007 second quarter net sales increased by $23.5 million, or 9.8%, over those achieved in the second quarter of 2006. Foreign currency translation accounted for $9.1 million, or 3.8 percentage points, of the sales growth. Excluding foreign currency translation, consolidated 2007 second quarter net sales increased $14.4 million or 6.0% over the prior year quarter.

In the Pharmaceutical Systems segment, second quarter 2007 net sales were $22.9 million, or 13.8%, favorable to those achieved in the prior year quarter. Foreign currency translation accounted for $8.4 million, or 5.1 percentage points, of the increase. Excluding foreign currency translation, second quarter 2007 net sales in the Pharmaceutical Systems segment were $14.5 million, or 8.7%, above those achieved in the second quarter of 2006. Price increases accounted for approximately 2.8 percentage points of the quarter-to-quarter sales increase. Unit volumes increased approximately 5% over the prior year quarter. Our second quarter sales increases were strongest in Europe, led by sales of Westar® Ready-to-Sterilize processed Flurotec® coated plungers used in pre-filled syringe systems for various biotech customers’ products. Total sales of pre-filled syringe components represented $7.0 million of our 2007 second quarter sales increase. Sales of serum stoppers were strong in all geographic markets, up 13%, or $4.7 million, over second-quarter 2006 levels. Sales of our reconstitution systems, IV stoppers and Flip-off® seals were also higher than in the prior year period.

In our Tech Group segment, 2007 second quarter net sales were $1.2 million, or 1.5% above those reported in the prior year. Foreign currency translation accounted for $0.7 million, or 0.8 percentage points, of the increase. Excluding foreign currency translation, second quarter 2007 net sales in the Tech Group segment were $0.5 million, or 0.7%, above those achieved in the second quarter of 2006. Price increases accounted for 0.5 percentage points of the quarter-to-quarter sales increase. Sales growth in the Tech Group segment was constrained by a $6.2 million decrease in revenue from low-margin tooling projects. Net sales of the Exubera ® inhalation device were $1.5 million higher than in the 2006 second quarter, largely benefiting from Pfizer’s inventory requirements in connection with the launch of the product in the United States. The Tech Group segment also generated a $3.8 million sales increase related to packaging for a weight loss drug, which our customer launched in June of 2007. Other Tech Group segment sales netted to a $1.4 million increase, led by increased sales of a device used in cardiac surgery.

Consolidated net sales for the six months ended June 30, 2007 increased by $58.3 million, or 12.6%, compared to the first six months of 2006. Foreign currency translation accounted for $19.6 million, or 4.2 percentage points, of the sales growth. Excluding foreign currency translation, consolidated 2007 year-to-date net sales increased $38.7 million, or 8.4%, over the prior year.

The Pharmaceutical Systems segment contributed $54.3 million of the year-to-date net sales increase, including $18.1 million resulting from favorable foreign currency translation. Excluding foreign currency translation, Pharmaceutical Systems net sales were $36.2 million, or 11.1%, above prior year levels. Sales price increases contributed approximately 2.5 percentage points of the year-to-date net sales increase over the prior year. The Pharmaceutical Systems sales growth was strong in all geographical regions; with sales in our North American region almost 13% above those achieved in the six-month period ended June 30, 2006. The U.S. sales were driven by strong demand for serum stoppers used in vial packaging for vaccines, injectable treatments for chronic diseases, and packaging for biotechnology company products. Sales in our European operations, excluding the effects of foreign exchange rates, were almost 10% above those recorded in the first half of 2006, led by increased demand for pre-filled injection system components.

Tech Group segment year-to-date net sales were $4.5 million above prior year levels, $1.5 million of which resulted from foreign currency translation. Price increases contributed approximately one percentage point of the sales increase in the Tech Group segment. Tech Group sales benefited by an $8.0 million increase in sales to Nektar of the Exubera® device due to timing of the product launch, and an $8.6 million increase in other plastic packaging components used in the packaging of a weight loss product and in an over-the-counter cold remedy. Tech Group sales growth was constrained however by an $11.4 million decline in revenue from tooling and design projects, and a $2.2 million sales decrease in consumer products.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

Gross profit:	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems Segment
Gross Profit	$67.0	$60.6	$138.9	$118.0
Gross Margin	35.4%	36.4%	36.5%	36.1%

Tech Group Segment
Gross Profit	$9.7	$10.5	$18.2	$20.8
Gross Margin	12.5%	13.8%	12.4%	14.7%

Consolidated gross profit	$76.7	$71.1	$157.1	$138.8
Consolidated gross margin	29.1%	29.6%	30.1%	30.0%

Second quarter 2007 consolidated gross profit improved to $76.7 million, a $5.6 million increase over the 2006 second quarter consisting of a $6.4 million increase in Pharmaceutical Systems segment gross profit, partially offset by a $0.8 million decline in Tech Group segment gross profit.

In the Pharmaceutical Systems segment, our second quarter 2007 gross margin declined by 1.0 percentage point from that achieved in the 2006 second quarter. The majority of the decline in our margins occurred in Europe, where incremental overtime and other production inefficiencies resulting from the volume constraints placed on our existing capacity more than offset favorable product mix impacts. An inventory write-off related to damaged finished product in Germany also contributed to the decrease in gross margin. Sales price increases were offset by higher direct labor, material and other plant overhead costs, including severance provisions at our facility in the United Kingdom connected to the loss of a low margin product line.

In the Tech Group segment, gross margins declined by 1.3 percentage points in the comparison of second quarter 2007 results to 2006. The incremental costs associated with the relocation, validation and start-up of our new facility in Michigan resulted in a $1.2 million loss at this facility, accounting for 1.5 percentage points of our decline in gross margin. Higher utility expenses, labor costs and unfavorable efficiency variances resulted in an additional 1.0 percentage point margin reduction, offset by volume and mix variances, which were 1.2 percentage points favorable, despite the impact of lower tooling revenues.

For the six month period ended June 30, 2007, gross profit was $18.3 million above that reported in the 2006 six month period with consolidated gross margins roughly even with prior year levels. The Pharmaceutical Systems segment contributed $20.9 million of the gross profit increase and improved gross margins by 0.4 percentage points over the prior year period. Overall price increases in the Pharmaceutical Systems segment exceeded related material and direct labor cost increases, contributing 0.5 percentage points to segment gross margin. The impact on gross margin of favorable product mix variances was more than offset by increased plant overhead costs, including quality control, supplies and maintenance expenses in large part associated with the European plant expansions, and overtime and production inefficiencies associated with our volume constrained European plants. Tech Group segment gross profit declined $2.6 million from that achieved in the first half of 2006, principally due to a $2.7 million gross profit decrease at our facilities in Michigan due to incremental costs, overhead and production inefficiencies related to our relocation to a new, larger facility. We expect these relocation costs and related inefficiencies to decline as the new facility comes on-line during the third quarter of 2007. The combined impact of higher overheads principally related to the Michigan relocation and lower utilization of our tooling capacity reduced the Tech Group Segment’s year-to-date 2007 gross margin by approximately three percentage points.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

Research and development (R&D):	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems segment	$3.3	$2.0	$6.3	$3.8
Tech Group segment	0.5	0.6	1.1	1.3
Total R&D expense	$3.8	$2.6	$7.4	$5.1

At the end of 2006, we created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems and for transitioning our Tech Group segment from primarily a contract manufacturer to a producer of high-value proprietary systems and products. The majority of the increase in 2007 R&D costs reflects the formation of this new team, whose efforts augment those of our previously existing engineering and laboratory personnel. We now expect to spend approximately $17 million in total R&D costs during 2007, as compared to full year 2006 R&D costs of $11.1 million.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

Selling, general and administrative costs (SG&A):	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems SG&A costs	$24.1	$19.4	$47.7	$38.5
Pharmaceutical Systems SG&A as a % of segment net sales	12.7%	11.7%	12.5%	11.8%

Tech Group SG&A costs	$5.7	$4.9	$11.1	$9.6
Tech Group SG&A as a % of segment net sales	7.3%	6.4%	7.6%	6.8%

Corporate costs:
General corporate costs	4.9	5.6	10.9	11.6
Stock-based compensation expense	1.9	2.7	2.3	6.9
U.S. pension plan expense	1.6	2.3	3.2	4.6

Total Selling, General & Administrative costs	$38.2	$34.9	$75.2	$71.2
Total SG&A as a % of total net sales	14.5%	14.5%	14.4%	15.4%

Consolidated SG&A expenses for the three and six month periods ended June 30, 2007 were $3.3 million and $4.0 million, respectively, above those recorded in the corresponding periods of 2006. Foreign exchange translation accounted for $1.0 million and $2.1 million of the increase in the three and six month period comparisons, respectively.

In the Pharmaceutical Systems segment, second quarter 2007 SG&A expenses increased by $4.7 million over the prior year second quarter. Approximately $1.8 million of the increase was compensation related including higher incentive compensation costs particularly in Europe, increased staffing of sales, strategic marketing and information systems functions, and the impact of annual salary increases. Professional services costs were $1.3 million higher than in the prior year quarter reflecting higher sales commission charges and consulting costs involved with the implementation of various information systems in the United States. Foreign currency translation accounted for $1.0 million of the SG&A increase. Other cost increases totaling $0.6 million consisted mostly of higher sales training, depreciation and insurance charges.

For the six month period ended June 30, 2007, Pharmaceutical Systems segment SG&A costs were $9.2 million higher than the prior year period. Employee compensation costs contributed $3.9 million of the increase, with professional service costs ($2.2 million), foreign currency translation ($2.0 million) and other costs ($1.1 million) accounting for the remaining increase over first half 2006 levels, for the same factors as discussed above.

Second quarter 2007 SG&A costs in the Tech Group segment were $0.8 million above the prior year second quarter. Approximately one-third of the increase is due to higher sales commissions, one-third due primarily to prior year recoveries on uncollectible accounts receivable provisions, with the remaining increase associated with increased staffing of human resource, purchasing and quality control functions. For the six month period ended June 30, 2007, Tech Group segment SG&A costs were $1.5 million above 2006 with approximately $0.8 million of the increase attributed to the increased staffing levels, with sales commissions and prior year bad debt recoveries accounting for the majority of the remaining year-to-date increase.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses. These costs were $0.7 million below those incurred in the prior year quarter and six month period, primarily due to lower incentive compensation costs.

Stock-based compensation costs for the second quarter of 2007 decreased by $0.8 million from the 2006 second quarter, due to lower deferred compensation plan expense and a decrease in West stock-price indexed compensation costs. West’s stock price increased $0.72 per share during the second quarter of 2007 as compared to an increase of $1.56 per share during the second quarter of 2006. In the comparison of our first half 2007 results to 2006, stock compensation costs declined by $4.6 million. Our stock price decreased $4.08 per share during the first six months of 2007, closing at $47.15 per share on June 30, 2007. In the first half of 2006, our stock price increased $11.25 per share closing at $36.28 per share at June 30, 2006. Our deferred stock plans held approximately 300,000 stock equivalent units during comparative 2007 and 2006 periods. The resulting change in the fair value of our stock equivalent unit liabilities accounts for almost all of the $4.6 million decrease in the comparison of first half 2007 and 2006 stock-based compensation costs.

U.S. pension plan expenses in 2007 were $0.7 million and $1.4 million lower than the corresponding second quarter and six month period of 2006. The decrease largely results from a 2006 amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan’s pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006 and replaced with new cash-balance formulas resulting in a reduction of our projected benefit obligation.

OTHER (INCOME) EXPENSE

Other (income) expense consists of gains and losses on the sale or disposal of equipment, foreign exchange transaction items, miscellaneous royalty and sundry transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems segment	$(0.2)	$1.2	$0.4	$1.9
Tech Group segment	—	0.3	(0.3)	0.3
Total other (income) expense	$(0.2)	$1.5	$0.1	$2.2

The decrease in other (income) expense, net for both the quarter and six month period comparisons in the Pharmaceutical Systems segment is mostly attributed to a $0.6 million decrease in miscellaneous asset impairment charges. Foreign exchange transaction gains accounted for approximately $0.4 million of the improvement over the prior year periods, with decreased miscellaneous tax and other sundry costs accounting for the remaining improvement. Tech Group segment results include a $0.4 million gain on the sale of an investment in a tool shop in Ireland.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs were as follows:

Operating profit:	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems	$39.8	$38.0	$84.5	$73.8
Tech Group	3.5	4.7	6.3	9.6
General corporate costs	(4.9)	(5.6)	(10.9)	(11.6)
Stock-based compensation costs	(1.9)	(2.7)	(2.3)	(6.9)
U.S. pension expenses	(1.6)	(2.3)	(3.2)	(4.6)
Consolidated operating profit	$34.9	$32.1	$74.4	$60.3

Our second quarter 2007 operating profit increased by $2.8 million, or 8.5%, over that achieved in 2006. Our first half 2007 operating profit increased by $14.1 million, or 23.3% over the corresponding 2006 period.  The increase in the value of foreign currencies, primarily the Euro, to the U.S dollar contributed $1.8 million and $4.2 million of the increase in the second quarter and first half 2007 operating profit growth over 2006, respectively.  Pharmaceutical Systems segment operating profit for the second quarter of 2007 maintained pace with the Company’s best quarter of 2006, despite increased funding of product innovation initiatives and additional costs associated with our plant expansion activity. First half 2007 results exceeded those of the prior year, benefiting from strong sales of Westar® processed and specially coated stoppers used in vial packaging and increased sales of pre-filled syringe components. Tech Group segment operating profit trails that achieved in the prior year, largely due to costs incurred during the relocation and validation of a new facility in Michigan. Unallocated costs, including general corporate, stock-based compensation and U.S. pension plan costs were all lower than those incurred in the prior year, with the impact of stock-price indexed deferred compensation agreements contributing $4.6 million of the first half 2007 operating profit improvement, due to the decline in our stock price during the first half of 2007 compared to the strong increase in stock price experienced in the first half of 2006.

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

INTEREST EXPENSE, NET

The following table summarizes our net interest expense:

Interest expense (income):	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Interest expense	$4.4	$3.5	$7.4	$7.4
Capitalized interest	(0.5)	(0.2)	(0.7)	(0.4)
Interest income	(2.2)	(0.5)	(2.8)	(1.2)
Interest expense, net	$1.7	$2.8	$3.9	$5.8

On March 14, 2007, we issued $150.0 million of convertible debt at a 4% fixed interest rate. On April 3, 2007, we issued additional notes to the underwriters, resulting in total convertible debt of $161.5 million. The net proceeds from the convertible debt offering were $156.4 million, after underwriting and other fees connected with the offering. The majority of the net proceeds from the convertible debt offering were invested in short-term investments yielding approximately 5% and contributed to our $130.2 million increase in cash and cash equivalents during the first six months of 2007, with the remaining net proceeds used to reduce higher cost borrowings under our revolving credit facility.

Interest income for the six month period of 2006 includes $0.2 million of income related to the settlement of a tax refund issue.

INCOME TAXES

Tax expense for the six month period ending June 30, 2007 was $18.2 million, or 25.8% of pre-tax income. In the second quarter of 2007, we recorded $2.5 million, or $0.06 per diluted share, in tax benefits resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns. As these items do not relate to pre-tax income in the current year, they were recognized as discrete items in the period where they were deemed more likely than not to be realized. Excluding the benefit of these discrete items, our tax expense for the first half of 2007 was $20.7 million, representing our full year effective tax rate of 29.3% on pre-tax income.  The effective tax rate on consolidated income from continuing operations was estimated at 30.0% for the six month period ending June 30, 2006. Income tax expense in 2006 includes a $0.4 million tax benefit resulting from a first quarter 2006 tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.  The impact of this tax refund was largely offset by a $0.4 million provision recorded in the second quarter of 2006 related to tax issues within our Irish finance company. Both of these issues were accounted for as discrete items in the period in which they occurred.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was $0.3 million and $0.2 million lower in the three and six month periods ended June 30, 2007 compared to those achieved in the same periods of 2006. The majority of the decline in our equity income was due to lower sales and higher administrative costs within our Mexican affiliates. Daikyo’s net results are approximately even with those of the prior year, with favorable net sales and operating results being offset by a loss on the sale of investment securities, compared to income on these investments in the prior year.

INCOME FROM CONTINUING OPERATIONS

Our second quarter 2007 net income from continuing operations was $26.5 million, or $0.74 per diluted share, compared to $20.7 million, or $0.62 per diluted share, in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, net income from continuing operations was $53.0 million ($1.51 per diluted share) and $35.0 million ($1.05 per diluted share), respectively.

Results for the three and six month periods ended June 30, 2007 include the recognition of tax benefits totaling $2.5 million ($0.06 per diluted share) relating to prior year tax returns following the completion of tax strategies and related documentation in the second quarter of 2007 allowing management to conclude that these benefits were more likely than not to be realized.

Results for the six month period ended June 30, 2006 include a $5.9 million loss on debt extinguishment ($4.1 million, or $0.12 per diluted share, net of tax) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. The resolution of the tax issue resulted in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

DISCONTINUED OPERATIONS

In the second quarter of 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business. Our six month results ended June 30, 2006 include a $3.8 million benefit relating to the approval of our claim for tax benefits relating to the 2001 sale of our former contract manufacturing and packaging business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2007 was $303.2 million compared with $124.8 million at December 31, 2006.  The ratio of current assets to current liabilities at June 30, 2007 was 3.0 to 1.0. The majority of the increase in working capital resulted from the increase in cash and cash equivalents following the receipt of proceeds from our convertible debt offering.  Accounts receivable and inventory balances also increased significantly since year end, reflecting the normal trend of our business as first half sales typically exceed those in the second half of the year. Liquidity metrics for our current assets remain relatively consistent with those at year end, with the accounts receivable days-sales-outstanding ratio at 46.8 days and our annual inventory turnover ratio at 6.9 as of June 30, 2007. Our sales order backlog at June 30, 2007 is $242.7 million as compared to $208.7 million at June 30, 2006 and $250.1 million at December 31, 2006.

Cash flows generated from operations were $45.7 million for the six months ended June 30, 2007 compared to $53.5 million in the corresponding six months of 2006. As noted previously, our higher working capital requirements restrained year-to-date cash flow. Our operating cash flow during the first six months of 2006 includes the impact of the $5.9 million “make-whole” payment incurred as part of the extinguishment of our former senior note agreement.

Cash flows used in investing activities for the six month period ended June 30, 2007 include capital spending totaling $45.1 million.  More than half of this capital spending was invested in new product and expansion activities, with the remainder primarily consisting of normal equipment upgrades and tooling replacement activity. Capital spending by segment consisted of $31.0 million in Pharmaceutical Systems, $13.8 million in the Tech Group and $0.3 million in corporate projects. Tech Group segment capital spending includes $9.5 million incurred as part of a plant relocation and expansion project in Michigan. This project is approximately 80% complete and we anticipate commencing production at the new plant in the third quarter of 2007. We project full year consolidated 2007 capital spending of approximately $130.5 million, with significant projects to expand molding production and tooling capacity at our existing Pharmaceutical Systems facilities in Europe and in Singapore. Our 2007 capital spending estimates include plans to establish a manufacturing presence in China; however the timing of this project is subject to obtaining land use rights and other regulatory procedures which may affect the timing of the construction process and therefore may limit our total capital spending for 2007.

Our 2007 investing cash flows also include the acquisition of a patent and related assets involved with injection-system devices totaling $4.2 million in cash. We also received $0.7 million in proceeds during 2007 resulting from the disposition of an investment in a tool shop in Ireland.

Cash flows provided by financing activities for the six months ended June 30, 2007 include the issuance of $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.4 million, after payment of underwriting and other costs of $5.1 million.  These debentures are convertible into our common stock at any time at an initial conversion price of $56.07 per share. Other financing cash flows in the first six months of 2007 include the payment of cash dividends totaling $8.6 million ($0.26 per share) and the $3.6 million receipt of Company stock from employees in return for the Company’s payment of withholding taxes incurred upon the vesting of stock-based compensation awards.

The following table updates our contractual obligations under debt agreements since December 31, 2006, and the effect the obligations are expected to have on our liquidity and cash flow in future periods.  No other material changes to contractual obligations occurred during the first six months of 2007.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Long-term debt	$0.5	$0.5	$87.5	$296.2	$384.7
Interest on long-term debt(1)	8.1	32.4	31.6	250.3	322.4
Total debt obligations	$8.6	$32.9	$119.1	$546.5	$707.1

(1)                  Future interest payments on variable-rate debt were calculated using the applicable ending interest rate at June 30, 2007.

At June 30, 2007, our consolidated debt was $384.7 million, compared to $236.3 million at December 31, 2006, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 29.4% compared to 31.1% at December 31, 2006.  Our cash and cash equivalents balance was $177.3 million at June 30, 2007, compared to $47.1 million at December 31, 2006.  The majority of the change in debt and cash balances resulted from the issuance of the convertible debt as previously discussed. Total shareholders’ equity was $494.2 million at June 30, 2007 compared to $414.5 million at December 31, 2006.  We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

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

As of June 30, 2007 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At June 30, 2007, the interest-rate swap agreements were recorded as a noncurrent asset with a fair value of $3.4 million.

We have a series of forward-exchange contracts outstanding under one agreement with a bank which are designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of June 30, 2007, there are six monthly contracts outstanding at $0.7 million each for an estimated fair value of less than $0.1 million. The last contract ends on December 14, 2007. The terms of the arrangement set a base rate of 1.2700 USD per Euro and a limit rate of 1.4175 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiration date of any of the remaining months, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of June 30, 2007, the Euro was equal to 1.35 USD.

We have two notes payable in the total amount of €81.5 million, which are designated as a hedge of our investment in the net assets of our European operations. A $9.6 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of June 30, 2007. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At June 30, 2007, a $0.8 million foreign currency translation gain on the yen denominated debt is included within accumulated other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2007 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program
April 1, 2007 — April 30, 2007	108	$46.96	—	—

May 1, 2007 — May 31, 2007	32,141	$50.06	—	—

June 1, 2007 — June 30, 2007	141	$49.67	—	—
Total	32,390	$50.05	—	—

(1)   Includes 594 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company matching contributions are delivered to the plan’s investment administrator, who upon receipt of the contributions, purchases shares in the open market and credits the shares to individual plan accounts.

(2)   Includes 31,796 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2004 Stock-Based Compensation Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 1, 2007, at which the following matters were voted upon:

(1)          A management proposal for the election of three Class II directors, each for a term of three years, was voted upon as follows:

	For	Withheld
L. Robert Johnson	25,281,328	2,183,263
John P. Neafsey	21,620,105	5,844,486
Geoffrey F. Worden	25,634,869	1,829,722

Jenne K. Britell, Donald E. Morel, Jr. and Robert C. Young continued as directors for terms expiring at the Annual Meeting of Shareholders in 2008 and Paula A. Johnson, Anthony Welters and Patrick J. Zenner continued as directors for terms expiring at the Annual Meeting of Shareholders in 2009. On May 1, 2007, the Board of Directors elected John H. Weiland as a director of the Company for a term that will extend to the 2008 Annual Meeting.

(2)          A management proposal to approve the adoption of the West Pharmaceutical Services 2007 Omnibus Incentive Compensation Plan was voted upon. 16,423,585 shares were voted for the proposal, 9,008,754 shares were voted against, 40,757 shares abstained, and there were 1,991,495 broker non-votes.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC. (Registrant)
	By:	/s/ William J. Federici
William J. Federici
August 3, 2007		Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation through January 4, 1999 are incorporated by reference from our 1998 10-K report.
3.2	Our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.(1)
10.1	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 4, 2007.
10.2	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.