Form 10-Q
period 2007-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2007-11-02
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of September 30, 2007, there were 32,362,835 shares of the Registrant’s common stock outstanding.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts – they do not relate strictly to historical facts. We have tried, wherever possible, to identify such statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or condition.

Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict. These statements are subject to known or unknown risks or uncertainties, and therefore, actual results could differ materially from past results and those expressed or implied in any forward-looking statement. You should bear this in mind as you consider forward-looking statements. Important factors that may affect future results include, but are not limited to, the following:

Revenue and profitability:

•      sales demand and our ability to meet that demand;

•      competition from other providers in the Company’s businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•      customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•      the timing, regulatory approval and commercial success of customer products that incorporate our products, including relevant third-party reimbursement for prescription products, medical devices and components and medical procedures in which these products are employed or consumed;

•      the ability of Nektar Therapeutics to market the Exubera® Inhalation-Powder insulin device and product and the resolution of the parties’ obligations under the supply contract between the Company and Nektar consistent with the Company’s current expectations;

•      the timely and successful negotiations of sales contracts with four of the Company’s largest customers during the fourth quarter of 2007;

•      average profitability, or mix, of products sold in any reporting period;

•      maintaining or improving production efficiencies and overhead absorption;

•      the timeliness and effectiveness of capital investments, particularly capacity expansions, including the effects of delays and cost increases associated with construction, availability and cost of capital goods, and necessary internal, governmental and customer approvals of planned and completed projects, and the demand for goods to be produced in new facilities;

•      dependence on third-party suppliers and partners, including our Japanese partner Daikyo Seiko, Ltd.;

•      the availability and cost of skilled employees required to meet increased production, managerial, research and other needs of the Company, including professional employees and persons employed under collective bargaining agreements;

•      interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products; and

•      raw-material price escalation, particularly petroleum-based raw materials, and our ability to pass raw-material cost increases on to customers through price increases.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

Other Risks:

•      the development, regulatory approval and marketing of new products as a result of the Company’s research and development efforts;

•      the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•      dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties;

•      the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, and Japanese Yen;

•      changes in tax law or loss of beneficial tax incentives; and

•      the conclusion of unresolved tax positions consistent with currently expected outcomes.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2007	2006	2007	2006
Net sales	$242.7	$218.4	$764.0	$681.4
Cost of goods sold	178.4	158.9	542.7	483.1
Gross profit	64.3	59.5	221.3	198.3
Research and development	4.1	2.9	11.5	8.0
Selling, general and administrative expenses	37.7	34.9	112.8	106.1
Other expense, net	9.6	2.0	9.7	4.2
Operating profit	12.9	19.7	87.3	80.0
Loss on debt extinguishment	—	—	—	5.9
Interest expense	3.9	3.1	10.6	10.1
Interest income	(1.9)	(0.4)	(4.7)	(1.6)
Income before income taxes and minority interests	10.9	17.0	81.4	65.6
Provision for income taxes	(0.8)	4.9	17.4	19.4
Minority interests	0.1	0.1	0.3	0.3
Income from consolidated operations	11.6	12.0	63.7	45.9
Equity in net income (loss) of affiliated companies	0.6	(0.2)	1.5	0.9
Income from continuing operations	12.2	11.8	65.2	46.8
Discontinued operations, net of tax	—	1.5	(0.5)	5.3
Net income	$12.2	$13.3	$64.7	$52.1

Net income per share:
Basic:
Continuing operations	$0.37	$0.37	$1.98	$1.46
Discontinued operations	—	0.04	(0.01)	0.17
	$0.37	$0.41	$1.97	$1.63

Assuming dilution:
Continuing operations	$0.36	$0.35	$1.86	$1.39
Discontinued operations	—	0.04	(0.01)	0.16
	$0.36	$0.39	$1.85	$1.55

Average common shares outstanding	32.7	32.2	32.8	32.0
Average shares assuming dilution	36.8	33.8	36.2	33.6

Dividends declared per common share (1)	$0.27	$0.13	$0.40	$0.37

(1) During the third quarter, a $0.13 dividend per common share was declared on July 10, 2007 and paid on August 1, 2007 and a $0.14 dividend per common share was declared on September 20, 2007, to be paid on November 7, 2007.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(in millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash, including cash equivalents	$151.4	$47.1
Accounts receivable, less allowance of $0.6 million and $0.9 million, respectively	136.8	109.5
Inventories	119.7	97.5
Deferred income taxes	5.8	5.3
Other current assets	22.9	22.3
Total current assets	436.6	281.7
Property, plant and equipment	837.1	757.4
Less accumulated depreciation and amortization	408.6	372.7
Property, plant and equipment, net	428.5	384.7
Investments in affiliated companies	30.7	29.7
Goodwill	107.3	102.8
Pension asset	10.3	12.1
Deferred income taxes	53.8	29.8
Intangible assets, net	67.6	66.3
Other assets	20.5	11.1
Total Assets	$1,155.3	$918.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	51.8	61.2
Pension and other postretirement benefits	1.7	1.6
Accrued salaries, wages and benefits	43.4	35.3
Income taxes payable	13.6	17.7
Taxes other than income	16.8	6.5
Deferred income taxes	2.2	2.7
Other current liabilities	32.2	31.4
Total current liabilities	162.2	156.9
Long-term debt	393.1	235.8
Deferred income taxes	44.5	43.5
Pension and other postretirement benefits	43.8	41.2
Other long-term liabilities	24.8	21.5
Total Liabilities	668.4	498.9
Commitments and contingencies	—	—
Minority interests	5.2	4.8
Shareholders’ equity	481.7	414.5
Total Liabilities and Shareholders’ Equity	$1,155.3	$918.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Common Stock		Capital in		Accumulated other	Treasury Stock
(in millions, except per share data)	Number of shares	Common Stock	excess of par value	Retained earnings	comprehensive income (loss)	Number of shares	Treasury Stock	Total
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.6	$10.6	(1.4)	$(33.1)	$414.5
Cumulative effect of adoption of FIN 48 (see Note 4)				21.6				21.6
Net income				64.7				64.7
Stock-based compensation			5.3				(0.4)	4.9
Shares issued under stock plans			2.0			0.4	2.9	4.9
Shares purchased under stock repurchase program						(0.7)	(28.3)	(28.3)
Shares repurchased for employee tax withholdings			(1.0)			(0.1)	(2.6)	(3.6)
Excess tax benefit from stock plans			3.2					3.2
Cash dividends declared ($0.40 per share)				(13.1)				(13.1)
Changes – other comprehensive income					12.9			12.9
Balance, September 30, 2007	34.3	$8.6	$62.3	$448.8	$23.5	(1.8)	$(61.5)	$481.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2007	2006
Cash flows from operating activities:
Net income	$64.7	$52.1
Loss (gain) from discontinued operations, net of tax	0.5	(5.3)
Depreciation	38.4	35.9
Amortization	3.8	3.1
Other non-cash items, net	8.1	15.9
Changes in assets and liabilities	(45.6)	(9.5)
Net cash provided by operating activities	69.9	92.2

Cash flows from investing activities:
Capital expenditures	(69.0)	(47.2)
Acquisition of patents and other assets	(4.2)	—
Proceeds from sale of investment	0.7	—
Other, net	0.1	0.3
Net cash used in investing activities	(72.4)	(46.9)

Cash flows from financing activities:
Issuance of 4% convertible debt, net of costs	156.4	—
Prepayment of senior notes	—	(100.0)
Issuance of senior unsecured notes	—	100.1
Repayments under revolving credit agreements, net	(14.7)	(47.8)
Changes in other debt, including overdrafts	0.4	(1.1)
Dividend payments	(12.8)	(11.6)
Excess tax benefit from stock option exercises	3.2	—
Shares purchased under stock repurchase program	(28.3)	—
Shares repurchased for employee tax withholdings	(3.6)	(1.3)
Issuance of common stock	3.7	5.3
Net cash provided by (used in) financing activities	104.3	(56.4)

Cash flows provided by operating activities of discontinued operations	—	4.1
Net cash provided by discontinued operations	—	4.1

Effect of exchange rates on cash	2.5	3.0
Net increase (decrease) in cash and cash equivalents	104.3	(4.0)

Cash, including cash equivalents at beginning of period	47.1	48.8
Cash, including cash equivalents at end of period	$151.4	$44.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2006 Annual Report on Form 10-K.

Reclassification

Consistent with our renewed emphasis on innovation, we began reporting a separate research and development line item on our income statement in 2007. Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

Note 2:  Discontinued Operations

During the nine months ended September 30, 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business. The nine month period of 2006 includes $3.8 million as income from discontinued operations, related to the resolution of our claim for certain tax benefits associated with the 2001 disposition of our former contract manufacturing and packaging business. In the third quarter of 2006, we received $0.3 million in interest income connected with this tax claim, and recognized a $1.2 million favorable adjustment to tax accruals associated with our former Drug Delivery Systems segment as a result of the closure of the 2002 U.S. federal tax audit year.

Note 3:  Other Expense

Other expense for the three and nine month periods ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Foreign exchange losses	$0.4	$0.2	$0.1	$0.4
Asset impairment charges	—	1.6	—	1.6
Loss on sales of equipment	0.4	—	0.9	0.8
Brazil tax contingencies	8.6	—	8.6	—
Other, net	0.2	0.2	0.1	1.4
	$9.6	$2.0	$9.7	$4.2

In the third quarter of 2007, we increased our accrual for a series of social security, excise and other tax contingencies in Brazil by $8.6 million. The increased provision followed a detailed review of several tax cases pending in the Brazilian courts which now indicate that it is probable that the positions taken on previous tax returns, some of which date back to the late 1990’s, will not be sustained. We had previously accrued $9.1 million over the course of the years in question, based on our best estimate of the contingent tax liabilities at that time. Based on current estimates including possible penalties and interest through September 30, 2007, we have increased our accrued liabilities for these contingencies to $17.7 million.

Other, net expense for the nine month period ended September 30, 2007 also includes a $0.4 million gain recorded by the Tech Group segment for the sale of an investment in a tool shop located in Ireland.

During the third quarter of 2006, our Pharmaceutical Systems segment recorded a $1.6 million charge connected with the impairment of assets involved in the production and licensing of one of our reconstitution products following a substantial reduction in projected orders. Other expense for the nine month period ended September 30, 2006 also included a $0.3 million write-off of a discontinued software project and a $0.5 million write-off of a prepaid royalty that was not expected to be recovered against future sales of the reconstitution product.

Note 4:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results. Items not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. In the third quarter of 2007, we reversed a $3.2 million valuation allowance related to foreign tax credits generated in previous periods that was initially provided due to uncertainty in the generation of sufficient taxable income in the U.S. In addition, our third quarter 2007 results include a $0.8 million tax benefit resulting from the closure of the 2003 U.S. federal tax audit year. Our results for the nine month period of 2007 also include a tax benefit of $2.5 million resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns. Excluding the benefit of these discrete items, our tax expense for the first nine months of 2007 was $23.9 million, representing our full year effective tax rate of approximately 29% on pre-tax income.

In the third quarter of 2006, we recorded a net $0.7 million favorable adjustment to tax expense primarily resulting from the closure of the 2002 U.S. federal tax audit year. The nine month period of 2006 also includes a $0.4 million tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.

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

As of January 1, 2007, following the adoption of FIN 48, we had approximately $12.8 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. During the second quarter of 2007, our unrecognized tax benefits increased by $0.5 million, as a result of tax positions taken during that period. During the third quarter of 2007, we recorded a reduction of our unrecognized tax benefits by $0.9 million, primarily due to the closure of the 2003 U.S. federal tax audit year, as mentioned above. We anticipate that the amount of unrecognized tax benefits may change in the next 12 months; however, due to uncertainties in timing, it is not reasonably possible to estimate a range of the possible change.

Interest costs and penalties related to income taxes are classified as interest expense and other expense, respectively, in the Company’s financial statements. As of the adoption date, we had accrued interest of $0.6 million, which increased by $0.1 million during the nine months ended September 30, 2007.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During the third quarter of 2007, the statute of limitations for the 2003 U.S. federal tax year lapsed, leaving tax years 2004 through 2006 open to examination in the U.S. federal tax jurisdiction. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2006.

Note 5:  Comprehensive Income

Comprehensive income for the three and nine month periods ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Net income	$12.2	$13.3	$64.7	$52.1
Other comprehensive income, net of tax
Foreign currency translation adjustments	8.0	5.4	13.1	14.1
Pension and postretirement liability adjustments	0.1	(0.2)	0.4	(0.5)
Unrealized (losses) gains on derivatives	(1.5)	(1.7)	(0.6)	0.5
Other comprehensive income, net of tax	6.6	3.5	12.9	14.1
Comprehensive income	$18.8	$16.8	$77.6	$66.2

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

The debentures are convertible into shares of the Company’s common stock at an initial conversion rate, subject to adjustment, of 17.8336 shares per $1,000 of principal amount, which equals a conversion price of approximately $56.07 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of September 30, 2007, no debentures were converted. Accrued interest payable at September 30, 2007 was $0.3 million and is recorded in accrued expenses.

Total net proceeds from the offering were $156.4 million. We have or may use the proceeds for general corporate purposes, which include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and repurchasing our capital stock. In connection with the offering, the Company incurred debt issuance costs in the amount of $5.1 million, consisting of underwriting discounts and commissions, legal and other professional fees. These costs are recorded as a noncurrent asset and are being amortized as additional interest expense over the term of the debentures.

Note 7:  Stock Repurchase Program

On August 8, 2007, the Company’s Board of Directors announced that it had authorized a share repurchase program of up to one million shares of the Company’s common stock. The program will allow the Company to repurchase its shares on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. The timing of such transactions will depend on a variety of factors, including market conditions, but the program is expected to be completed within one year. During the three months ended September 30, 2007, the Company purchased 691,300 shares of its common stock under this program at a cost of $28.3 million, or an average price of $40.93 per share.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Income from continuing operations	$12.2	$11.8	$65.2	$46.8
Discontinued operations, net of tax	—	1.5	(0.5)	5.3
Net income, as reported, for basic net income per share	12.2	13.3	64.7	52.1
Plus: interest expense on convertible debt, net of tax	1.1	—	2.4	—
Net income, for diluted net income per share	$13.3	$13.3	$67.1	$52.1
Weighted average common shares outstanding for basic net income per share	32.7	32.2	32.8	32.0
Assumed stock options exercised and awards vested, based on the treasury stock method	1.2	1.6	1.3	1.6
Assumed conversion of convertible debt, based on the if-converted method	2.9	—	2.1	—
Weighted average shares outstanding for diluted net income per share	36.8	33.8	36.2	33.6

Options to purchase 0.3 million shares of common stock were excluded from the computation of diluted earnings per share for both the three and nine month periods ended September 30, 2007 and 2006, as their impact would be antidilutive.

Note 9:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Net Sales
Pharmaceutical Systems	$173.8	$153.7	$554.5	$480.1
Tech Group	71.4	66.9	218.1	209.1
Eliminations	(2.5)	(2.2)	(8.6)	(7.8)
Net Sales	$242.7	$218.4	$764.0	$681.4

Operating Profit
Pharmaceutical Systems	$25.9	$26.6	$110.4	$100.4
Tech Group	2.9	3.5	9.1	13.1
Brazil tax contingencies	(8.6)	—	(8.6)	—
Corporate costs	(4.9)	(6.1)	(15.7)	(17.7)
Stock-based compensation costs	(1.0)	(2.5)	(3.4)	(9.4)
Domestic pension expense	(1.4)	(1.8)	(4.5)	(6.4)
Operating profit	12.9	19.7	87.3	80.0
Loss on debt extinguishment	—	—	—	(5.9)
Interest expense	(3.9)	(3.1)	(10.6)	(10.1)
Interest income	1.9	0.4	4.7	1.6
Income before income taxes	$10.9	$17.0	$81.4	$65.6

In February 2007, our Pharmaceutical Systems segment acquired a patent and related assets, for total cash consideration of $4.2 million. The estimated fair value of the patent is $3.9 million and is being amortized over its remaining useful life, which was determined to be approximately 14 years. The remaining $0.3 million represents property, plant and equipment. Amortization expense for the patent was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2007, respectively.

Note 10:  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (“FIFO”) method. Inventory balances are as follows:

(in millions)	September 30, 2007	December 31, 2006
Finished goods	$47.2	$43.4
Work in process	17.7	13.4
Raw materials	54.8	40.7
	$119.7	$97.5

Note 11:  Stock-Based Compensation

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

In the second quarter of 2007, there were 18,900 deferred stock units granted to non-employee directors under the 2007 Plan. There were no additional grants during the third quarter of 2007. As of September 30, 2007, there were approximately 4,042,998 shares remaining in the 2007 Plan for future grants.

Note 12:  Benefit Plans

The components of net periodic benefit cost for the three month period ended September 30 are as follows:

	Pension benefits		Other retirement benefits		Total
(in millions)	2007	2006	2007	2006	2007	2006
Service cost	$1.5	$1.4	$0.1	$0.3	$1.6	$1.7
Interest cost	3.3	2.9	0.3	0.2	3.6	3.1
Expected return on assets	(4.0)	(3.7)	—	—	(4.0)	(3.7)
Amortization of prior service (credit) cost	(0.3)	0.2	0.1	—	(0.2)	0.2
Recognized actuarial losses	0.8	1.0	—	—	0.8	1.0
Net periodic benefit cost	$1.3	$1.8	$0.5	$0.5	$1.8	$2.3

U.S. plans	$0.9	$1.3	$0.5	$0.5	$1.4	$1.8
International plans	0.4	0.5	—	—	0.4	0.5
Net periodic benefit cost	$1.3	$1.8	$0.5	$0.5	$1.8	$2.3

The components of net periodic benefit cost for the nine month period ended September 30 are as follows:

	Pension benefits		Other retirement benefits		Total
(in millions)	2007	2006	2007	2006	2007	2006
Service cost	$5.3	$4.3	$0.7	$0.8	$6.0	$5.1
Interest cost	9.8	9.5	0.7	0.6	10.5	10.1
Expected return on assets	(12.1)	(11.1)	—	—	(12.1)	(11.1)
Amortization of transition obligation	0.1	0.1	—	—	0.1	0.1
Amortization of prior service (credit) cost	(0.9)	0.6	0.1	0.1	(0.8)	0.7
Recognized actuarial losses	1.9	3.0	—	—	1.9	3.0
Net periodic benefit cost	$4.1	$6.4	$1.5	$1.5	$5.6	$7.9

U.S. plans	$3.0	$4.9	$1.5	$1.5	$4.5	$6.4
International plans	1.1	1.5	—	—	1.1	1.5
Net periodic benefit cost	$4.1	$6.4	$1.5	$1.5	$5.6	$7.9

Note 13:  Commitments and Contingent Liabilities

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. We believe the accrued liability of $0.5 million at September 30, 2007 is sufficient to cover the future costs of these remedial actions.

Note 14:  New Accounting Standards

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

Note 15:  Subsequent Event

Our Tech Group segment is one of two contract manufacturers for the inhalation device used with Exubera®, a pulmonary insulin product, developed by our customer Nektar Therapeutics and licensed to Pfizer, Inc. On October 18, 2007, Pfizer announced that it had decided to discontinue marketing the Exubera® product, returning the marketing rights to Nektar. We believe our investments related to this project, which include approximately $15.0 million of current assets and production facilities as of September 30, 2007, and any associated severance or lease termination costs are fully recoverable through our contract with Nektar. In addition to the assets noted previously, we have a $13.1 million intangible asset which will be evaluated for potential impairment as more information becomes available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

We are a global pharmaceutical technology company that applies proprietary materials science, formulation research and manufacturing innovation to the quality, therapeutic value, development speed and rapid market availability of pharmaceuticals, biologics, vaccines and consumer products. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: “Pharmaceutical Systems” and “Tech Group”. Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous (“IV”) and blood collection systems. The Tech Group operating segment offers custom contract manufacturing solutions utilizing plastic injection molding processes targeted to the healthcare and consumer industries. Our global customer base includes the world’s leading manufacturers of pharmaceuticals, biologics and medical devices.

The long-term business drivers for our Pharmaceutical Systems segment’s products remain strong as we continue to see growth opportunities in prefillable syringe and other delivery systems which require advanced packaging. Increasing regulatory and safety requirements, as well as demographic trends towards an aging overall population are also favorable to the demand for our products. However, our near-term sales and operating profit growth will be constrained due to capacity availability particularly in Europe and other issues which affect the sales of our customers’ products, particularly in the biotechnology field. We also face increasing competition for our lower margin disposable medical product components and are in the process of renegotiating several key multi-year customer supply contracts. The outcome of these negotiations, which we hope to finalize by the end of 2007, could also affect future operating results. Our short term profitability will also reflect increased research and development spending as we pursue innovative strategic platforms in prefillable syringe, injectable containers, advanced injection systems and safety and administration systems. We remain committed to expanding our manufacturing capacity and geographic scope of our operations. Our production facilities in Europe are operating at or near full capacity and we have initiated plant expansion programs at the majority of our existing European and Asian plants designed to meet our customers’ increasing demand for our products. We also continue to move forward with our plans to establish two manufacturing facilities in China, and are reviewing strategies to increase our presence in India.

Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics and licensed to Pfizer Inc. On October 18, 2007, Pfizer announced that it had decided to discontinue marketing the Exubera® product, and would return the worldwide rights to Nektar. We believe that the majority of our investments in current assets and equipment, totaling approximately $15 million at September 30, 2007, and any associated severance or lease termination costs are recoverable through our contract with Nektar. We will continue to work with and support Nektar as they determine how to proceed with this product line in light of these changes. In addition to the current assets and equipment noted previously, we have a $13.1 million intangible asset associated with our contract with Nektar which will be evaluated for potential impairment as more information becomes available.

During September 2007, the Tech Group segment opened a new facility in Michigan, and we anticipate an increase in revenues and the cessation of start-up related costs at this site as we move into the fourth quarter of 2007 and into 2008. Our Tech Group segment should also benefit from our strategy to develop proprietary products, including tooling and sampling projects in support of our innovation initiatives.

Consistent with our renewed emphasis on innovation, we began reporting a separate research and development line item on our income statement in 2007. Amounts previously reported as part of selling, general and administrative expense and cost of goods sold have been reclassified to conform to current period classifications.

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended		Nine Months Ended
Net sales:	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems	$173.8	$153.7	$554.5	$480.1
Tech Group	71.4	66.9	218.1	209.1
Intersegment sales	(2.5)	(2.2)	(8.6)	(7.8)
Total net sales	$242.7	$218.4	$764.0	$681.4

Consolidated third quarter 2007 net sales increased by $24.3 million, or 11.2%, over those achieved in the third quarter of 2006. Foreign currency translation accounted for $8.4 million, or 3.9 percentage points, of the sales growth. Excluding foreign currency translation, third quarter 2007 net sales increased $15.9 million or 7.3% over the prior year quarter.

In the Pharmaceutical Systems segment, third quarter 2007 net sales were $20.1 million, or 13.1%, favorable to those achieved in the prior year quarter. Foreign currency translation accounted for $7.6 million, or 5.0 percentage points, of the increase. Excluding foreign currency translation, third quarter 2007 net sales in the Pharmaceutical Systems segment were $12.5 million, or 8.1%, above those achieved in the third quarter of 2006. Price increases accounted for $3.5 million, or 2.3 percentage points, of the quarter-to-quarter sales increase. Unit volumes increased approximately 6% over the prior year quarter. All of our geographic regions experienced solid sales growth with Europe $5.6 million, North America $4.5 million, South America $1.7 million and Asia $0.7 million ahead of third quarter 2006 results, at constant exchange rates. Approximately 60% of our third quarter sales improvement was due to increased sales of stoppers used in pharmaceutical packaging, many of which incorporate our advanced coating treatments and our Westar® Ready-to-Sterilize process. Sales of pre-filled injection system components contributed 26% of our third quarter sales increase. The remaining increase consisted of higher sales of reconstitution systems and Flip-off® seals as well as increased revenue from tooling and development projects.

Tech Group segment third quarter 2007 net sales were $4.5 million, or 6.8% above those reported in the prior year. Foreign currency translation accounted for $0.8 million, or 1.2 percentage points, of the increase. Excluding foreign currency translation, third quarter 2007 net sales in the Tech Group segment were $3.7 million, or 5.6%, above those achieved in the third quarter of 2006. Price increases accounted for 0.6 percentage points of the quarter-to-quarter sales increase. The Tech Group segment revenue increase was led by a $3.2 million increase in sales of a starter kit for a weight loss product, which our customer launched in June of 2007. The Tech Group segment also benefited from a $2.1 million sales increase in components used in an intra-nasal delivery system, a $1.1 million increase in sales of devices used in cardiac surgery, and several medical device and over-the-counter healthcare packaging initiatives aggregating to $1.9 million in additional revenue. These sales increases were partially offset by a $2.0 million decline in tooling project revenue, a $1.7 million decrease due to customer inventory management on packaging for a personal care product, and a $0.9 million decrease in sales of the Exubera® inhalation device.

Consolidated net sales for the nine months ended September 30, 2007 increased by $82.6 million, or 12.1%, compared to the first nine months of 2006. Foreign currency translation accounted for $27.9 million, or 4.1 percentage points, of the sales growth. Excluding foreign currency translation, consolidated 2007 year-to-date net sales increased $54.7 million, or 8.0%, over the prior year.

The Pharmaceutical Systems segment contributed $74.4 million of the year-to-date net sales increase, including $25.7 million resulting from favorable foreign currency translation. Excluding foreign currency translation, Pharmaceutical Systems net sales were $48.7 million, or 10.1%, above prior year levels. Sales price increases contributed approximately 2.4 percentage points of the year-to-date net sales increase over the prior year. The Pharmaceutical Systems sales growth was strong in all geographical regions; with sales in our North American region 10.8% above those achieved in the nine month period ended September 30, 2006. The U.S. sales were driven by strong demand for serum stoppers used in vial packaging for vaccines, injectable treatments for chronic diseases, and packaging for biotechnology company products. Sales in our European operations, excluding the effects of foreign exchange rates, were 9.2% above those recorded in the first nine months of 2006, led by increased demand for pre-filled injection system components.

Tech Group segment year-to-date net sales were $9.0 million above prior year levels, $2.2 million of which resulted from foreign currency translation. Excluding foreign currency translation, Tech Group segment net sales were $6.8 million, or 3.2%, above prior year levels. Price increases contributed approximately 0.9 percentage points of the sales increase in the Tech Group segment. The Tech Group segment sales increase included a $7.1 million increase in sales to Nektar of the Exubera® device resulting from the timing of the product launch by Pfizer in the United States earlier this year. Year-to-date Tech group segment sales also benefited from strong sales of weight loss product packaging, an intra-nasal delivery system and surgery devices, but these were largely offset by a $13.3 million decline in revenue from tooling and design projects and $4.3 million decrease in sales of consumer products.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Three Months Ended		Nine Months Ended
Gross profit:	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems Segment
Gross Profit	$55.2	$50.7	$194.1	$168.7
Gross Margin	31.8%	33.0%	35.0%	35.1%

Tech Group Segment
Gross Profit	$9.1	$8.8	$27.2	$29.6
Gross Margin	12.7%	13.1%	12.5%	14.2%

Consolidated gross profit	$64.3	$59.5	$221.3	$198.3
Consolidated gross margin	26.5%	27.2%	29.0%	29.1%

Third quarter 2007 consolidated gross profit increased by $4.8 million over the 2006 third quarter, consisting of a $4.5 million increase in Pharmaceutical Systems segment gross profit and a $0.3 million increase in Tech Group segment gross profit.

In the Pharmaceutical Systems segment, our third quarter 2007 gross margin declined by 1.2 percentage points from that achieved in the 2006 third quarter. Sales price increases largely offset related material price and labor cost increases. Overall volume and mix variances combined were 0.7 points favorable to the prior year quarter, but were more than offset by unfavorable efficiency, production and inventory provision variances. The overall decline in gross margin primarily reflects higher plant overhead costs including the addition of engineering and other staff in support of our expansion into China, increased manufacturing and other costs in Germany resulting from higher sales volumes, and additional engineering and production support personnel in the United States. Higher depreciation charges on machinery and equipment upgrades also contributed to the decrease in Pharmaceutical Systems gross margin.

In the Tech Group segment, gross margins declined by 0.4 percentage points in the comparison of third quarter 2007 results to 2006. Higher sales volumes contributed a 1.4 point improvement to Tech Group segment gross margins. This was more than offset by a 1.8 point decrease in our margins resulting from continuing high plant overhead costs connected to the initiation of production at the new facility in Michigan, and costs from the former facility, which we exited in October 2007. We expect the profitability of our Michigan operations to improve during the fourth quarter of 2007, and to return to positive gross profit contribution in the first quarter of 2008.

For the nine month period ended September 30, 2007, gross profit was $23.0 million above that reported in the 2006 nine month period with consolidated gross margins roughly even with prior year levels. The Pharmaceutical Systems segment contributed $25.4 million of the gross profit increase. Overall price increases were sufficient to offset material and labor cost increases. Sales volume and product mix variances were 0.9 points favorable to the prior year period, almost offsetting the 1.0 point unfavorable impact of higher plant overhead costs. Tech Group segment gross profit and gross margins declined $2.4 million and 1.7 percentage points, respectively, from those achieved in the first nine months of 2006. Overall volume variances were favorable by 1.2 margin points despite lower utilization of our tooling capacity. However, incremental costs associated with the relocation and start-up of our new facility in Michigan decreased gross margin by 2.0 margin points, and material price, labor, utility and other costs exceeded sales price increases by 0.9 margin points.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

	Three Months Ended		Nine Months Ended
Research and development (R&D):	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems segment	$3.6	$2.3	$9.9	$6.1
Tech Group segment	0.5	0.6	1.6	1.9
Total R&D expense	$4.1	$2.9	$11.5	$8.0

At the end of 2006, we created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems, most of which will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment. The overall increase in 2007 R&D costs reflects the formation of this new team, and is mostly allocated to our Pharmaceutical Systems segment. R&D spending in our Tech Group segment declined slightly versus that incurred in 2006, primarily due to the discontinuation of a specific plastic packaging initiative and the centralization of R&D efforts under our new innovation group. We continue to expect to spend approximately $17 million in total R&D costs during 2007, as compared to full year 2006 R&D costs of $11.1 million.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended		Nine Months Ended
Selling, general and administrative costs (SG&A):	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems SG&A costs	$25.0	$19.8	$72.7	$58.3
Pharmaceutical Systems SG&A as a % of segment net sales	14.4%	12.9%	13.1%	12.1%

Tech Group SG&A costs	$5.4	$4.7	$16.5	$14.3
Tech Group SG&A as a % of segment net sales	7.6%	7.0%	7.6%	6.8%

Corporate costs:
General corporate costs	4.9	6.1	15.7	17.7
Stock-based compensation expense	1.0	2.5	3.4	9.4
U.S. pension plan expense	1.4	1.8	4.5	6.4
Total Selling, General & Administrative costs	$37.7	$34.9	$112.8	$106.1
Total SG&A as a % of total net sales	15.5%	16.0%	14.8%	15.6%

Consolidated SG&A expenses for the three and nine month periods ended September 30, 2007 were $2.8 million and $6.7 million, respectively, above those recorded in the corresponding periods of 2006. Foreign currency translation accounted for $1.1 million and $3.2 million of the increase in the three and nine month period comparisons, respectively.

In the Pharmaceutical Systems segment, third quarter 2007 SG&A expenses increased by $5.2 million over the prior year third quarter. Approximately $1.9 million of the increase was compensation related including increased staffing of sales, strategic marketing and quality assurance functions, the impact of annual salary increases, and severance provisions. The remaining increase consists of higher professional services costs of $1.5 million related to the implementation of new information systems in the United States and higher sales commission charges, unfavorable foreign currency translation totaling $1.0 million, and other costs totaling $0.8 million primarily related to higher insurance, travel and distribution expenses. For the nine month period ended September 30, 2007, Pharmaceutical Systems segment SG&A costs were $14.4 million higher than the prior year period. Employee compensation costs contributed $5.5 million of the increase, with professional service costs ($3.9 million), foreign currency translation ($3.1 million), depreciation ($0.5 million) and other costs ($1.4 million) accounting for the remaining increase over the first nine months of 2006, for the same factors as addressed above.

Third quarter 2007 SG&A costs in the Tech Group segment were $0.7 million above the prior year third quarter. Tech Group segment SG&A costs for the nine month period ended September 30, 2007 were $2.2 million above 2006. Increased staffing levels accounted for $0.3 million and $1.1 million of the increase in the three and nine month period comparisons, respectively. Higher sales commissions and prior period bad debt recoveries account for the majority of the remaining three and nine month period increase.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses. These costs were $1.2 million and $2.0 million, respectively, below those incurred in the prior year quarter and nine month periods, primarily due to lower incentive compensation costs and lower environmental compliance costs.

Stock-based compensation costs for the third quarter of 2007 decreased by $1.5 million from the 2006 third quarter, due primarily to a decrease in West stock-price indexed compensation costs. West’s stock price decreased $5.49 per share during the third quarter of 2007 as compared to an increase of $2.99 per share during the third quarter of 2006. In the comparison of our first nine months of 2007 to 2006, stock compensation costs declined by $6.0 million. Our stock price decreased $9.57 per share during the first nine months of 2007, closing at $41.66 per share on September 30, 2007. In 2006, our stock price increased $14.24 per share closing at $39.27 per share at September 30, 2006. Our deferred compensation plans held approximately 246,000 and 285,000 stock units at September 30 2007 and 2006, respectively. The resulting change in the fair value of our deferred stock unit liabilities accounts for almost all of the decrease in the comparison of third quarter year-to-date 2007 and 2006 stock-based compensation costs, partially offset by higher stock option and employee stock purchase plan costs.

U.S. pension plan expenses in 2007 were $0.4 million and $1.9 million lower than the corresponding third quarter and nine month periods of 2006. The decrease largely results from a 2006 amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan’s pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006 and replaced with new cash-balance formulas resulting in a reduction of our projected benefit obligation.

OTHER EXPENSE

Other expense consists of gains and losses on the sale or disposal of equipment, foreign exchange transaction items, miscellaneous royalty and sundry transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems segment	$0.7	$2.0	$1.1	$3.9
Tech Group segment	0.3	—	—	0.3
Brazil tax contingencies	8.6	—	8.6	—
Total other expense	$9.6	$2.0	$9.7	$4.2

In the third quarter of 2007, we increased our accrual for a series of social security, excise and other tax contingencies in Brazil by $8.6 million. The increased provision followed a detailed review of several tax cases pending in the Brazilian courts which now indicate that it is probable that the positions taken on previous tax returns, some of which date back to the late 1990’s, will not be sustained. We had previously accrued $9.1 million over the course of the years in question, based on our best estimate of the contingent tax liabilities at that time. Based on current estimates including possible penalties and interest through September 30, 2007, we have increased our accrued liabilities for these contingencies to $17.7 million, resulting in an $8.6 million charge to our third quarter 2007 results. We intend to remit “judicial deposits” in support of these estimated tax liabilities to the Brazilian government in the fourth quarter of 2007 in order to discontinue further interest and penalty assessments while we proceed with the related court proceedings and the determination of final settlement amounts.

The decrease in other expense in both the quarter and nine month period comparisons in the Pharmaceutical Systems segment is mostly attributed to asset impairment charges recorded during 2006 related to assets connected with a discontinued product line and a software product. Year-to-date 2007 results for the Tech Group segment include a $0.4 million gain on the sale of an investment in a tool shop in Ireland.

OPERATING PROFIT (LOSS)

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

	Three Months Ended		Nine Months Ended
Operating profit:	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Pharmaceutical Systems	$25.9	$26.6	$110.4	$100.4
Tech Group	2.9	3.5	9.1	13.1
Brazil contingencies	(8.6)	—	(8.6)	—
General corporate costs	(4.9)	(6.1)	(15.7)	(17.7)
Stock-based compensation costs	(1.0)	(2.5)	(3.4)	(9.4)
U.S. pension expenses	(1.4)	(1.8)	(4.5)	(6.4)
Consolidated operating profit	$12.9	$19.7	$87.3	$80.0

Our third quarter 2007 operating profit decreased by $6.8 million from that achieved in 2006. Operating profit for the first nine months of 2007 increased by $7.3 million over the corresponding 2006 period. The three and nine month periods of 2007 include the $8.6 million impact of a provision for Brazilian tax-related issues addressed under the caption “Other Expense”. Pharmaceutical Systems segment operating profit for the third quarter of 2007 decreased from 2006 results mostly due to costs associated with expansion initiatives, research and development funding and information system implementation costs, which more than offset the $1.1 million favorable impact of the increase in the value of foreign currencies to the U.S dollar.

Year-to-date 2007 Pharmaceutical Systems segment results continue to exceed those of the prior year benefiting from an overall strong sales volume and product mix and a $5.2 million favorable foreign currency translation impact which more than offset other cost increases. Tech Group segment operating profit trails that achieved in the prior year, largely due to costs incurred during the relocation and validation of a new facility in Michigan. Other unallocated costs, including general corporate, stock-based compensation and U.S. pension plan costs were all lower than those incurred in the prior year, with the impact of stock-price indexed deferred compensation programs contributing $1.5 million and $6.0 million of the operating profit improvement in the third quarter and nine month comparisons, mostly due to the decline in our stock price during the first nine months of 2007 compared to the strong increase in stock price experienced in the first nine months of 2006.

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

INTEREST EXPENSE (INCOME)

The following table summarizes our net interest expense:

	Three Months Ended		Nine Months Ended
Interest expense (income):	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
Interest expense	$4.4	$3.3	$11.8	$10.6
Capitalized interest	(0.5)	(0.2)	(1.2)	(0.5)
Interest income	(1.9)	(0.4)	(4.7)	(1.6)
Interest expense, net	$2.0	$2.7	$5.9	$8.5

2007 interest expense, before capitalized interest and interest income, is $1.1 million and $1.2 million above that recorded in the three and nine month periods of 2006, respectively. On March 14, 2007, we issued $150.0 million of convertible debt at a 4% fixed interest rate. On April 3, 2007, we issued additional notes to the underwriters, resulting in total convertible debt of $161.5 million. Interest expense on the convertible notes totaled $1.7 million and $3.6 million for the three and nine month periods ending September 30, 2007. The incremental interest expense from the convertible notes was partially offset in the comparison of the three and nine month 2007 and 2006 periods by favorable rate and volume variances totaling $0.6 million and $2.4 million, respectively, resulting from reduced borrowing levels on our revolving credit facility, as well as, 2006 refinancing activities.

2007 capitalized interest is $0.3 million and $0.7 million more than was recorded in the three and nine month periods of 2006, respectively. The majority of the increase is attributed to financing costs incurred on our Pharmaceutical Systems segment’s expansion projects in Europe and the construction of a new plant in Michigan for our Tech Group segment.

2007 interest income is $1.5 million and $3.1 million favorable to that recorded in the three and nine month periods of 2006. The additional interest income was generated from the investment of a substantial portion of the proceeds from our convertible debt offering, which is reflected in our $104.3 million increase in cash and cash equivalents at September 30, 2007 compared with December 31, 2006.

INCOME TAXES

Tax expense for the nine month period ended September 30, 2007 was $17.4 million, or 21.4% of pre-tax income. Our results for the three and nine month periods ended September 30, 2007 include $4.0 million and $6.5 million, respectively of discrete tax benefits. Upon completion of strategic plan projections in the third quarter of 2007, we reversed a $3.2 million valuation allowance related to foreign tax credits generated in previous periods that was initially provided due to uncertainty in the generation of sufficient taxable income to utilize the credits. In addition, our third quarter 2007 results also include a $0.8 million tax benefit resulting from the closure of the 2003 U.S. federal tax audit year. In the second quarter of 2007, we recorded $2.5 million in tax benefits resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns. As these items do not relate to pre-tax income in the current year, they were recognized as discrete items in the period in which they were deemed more likely than not to be realized. Excluding the benefit of these discrete items, our tax expense for the first nine months of 2007 was $23.9 million, representing our full year effective tax rate of approximately 29% on pre-tax income.

The effective tax rate on consolidated income from continuing operations for the nine month period ended September 30, 2006 was 29.6%. The 2006 third quarter and nine month periods include a net $0.7 million favorable adjustment to tax expense primarily resulting from the closure of the 2002 U.S. federal tax audit year. The nine month period of 2006 also includes a $0.4 million tax benefit resulting from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico in the three and nine month periods ended September 30, 2007 was $0.8 million and $0.6 million above that achieved in the same periods of 2006. The majority of the improvement related to a $0.7 million charge incurred by Daikyo in 2006 as part of the demolition of an older facility in preparation for new construction activities.

INCOME FROM CONTINUING OPERATIONS

Our third quarter 2007 net income from continuing operations was $12.2 million, or $0.36 per diluted share, compared to $11.8 million, or $0.35 per diluted share, in the third quarter of 2006. Our third quarter 2007 results include our provision for Brazilian tax compliance issues totaling $8.6 million pre-tax ($6.3 million net of related tax deductions, or $0.17 per diluted share) and unrelated discrete tax benefits of $4.0 million ($0.11 per diluted share).

For the nine months ended September 30, 2007, net income from continuing operations was $65.2 million, or $1.86 per diluted share. Results for the nine month period ended September 30, 2007 include the recognition of discrete tax benefits totaling $6.5 million ($0.18 per diluted share) and the Brazilian tax compliance pre-tax charge of $8.6 million ($6.3 million net of related tax deductions or $0.18 per diluted share).

For the nine months ended September 30, 2006, net income from continuing operations was $46.8 million, or $1.39 per diluted shares. Results for the nine month period ended September 30, 2006 include a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. The resolution of this claim resulted in the recognition in income from continuing operations of $0.7 million, or $0.02 per diluted share, consisting of a $0.5 million tax benefit and related interest income of $0.2 million, net of tax.

DISCONTINUED OPERATIONS

Our nine month results ended September 30, 2007 include a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business. Income from discontinued operations for the three and nine month periods ending September 30, 2006 totaled $1.5 million and $5.3 million, respectively, consisting principally of tax benefits resulting from the approval of our claims to tax benefits from the 2001 sale of our former contract manufacturing and packaging business and adjustments to tax accruals associated with our former Drug Delivery Systems segment as a result of the closure of the 2002 U.S. federal tax audit year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2007 was $274.4 million compared with $124.8 million at December 31, 2006. The ratio of current assets to current liabilities at September 30, 2007 was 2.7 to 1.0. The majority of the increase in working capital resulted from the increase in cash and cash equivalents following the receipt of proceeds from our convertible debt offering. Accounts receivable and inventory balances were $27.3 million and $22.2 million above year end 2006 levels. Much of this increase reflects our normal business trend, as year-end working capital levels are typically lower due to decreased shipping and production schedules during the last two weeks of December. Our accounts receivable days-sales-outstanding (“DSO”) ratio was 48.9 days at September 30, 2007, compared to 48.1 days at September 30, 2006 or 42.4 days at December 31, 2006. The DSO ratio in the third quarter normally shows an increase versus that at the end of the year, as plant maintenance shut downs affect the comparison of sales patterns between the third and fourth quarters. Our inventory turn-over ratios were 6.6 and 7.6 at September 30, 2007 and December 31, 2006, respectively. The decline in the inventory turn-over ratio includes the impact of higher inventories in our Pharmaceutical Systems segment including some in-transit shipments to customers that had not reached their destination by September 30, 2007 and additional stock due to anticipated increases in order back logs. In the Tech Group segment, increased inventory levels resulted from a decrease in Exubera® orders, as well as stock increases associated with initial production requirements at our new facility in Michigan. Our sales order backlog at September 30, 2007 is $235.9 million as compared to $207.8 million at September 30, 2006 and $250.1 million at December 31, 2006.

Cash flows generated from operations were $69.9 million for the nine months ended September 30, 2007 compared to $92.2 million in the corresponding nine months of 2006. As noted previously, our higher working capital requirements restrained year-to-date cash flow. Our operating cash flow during the first nine months of 2006 includes the impact of the $5.9 million “make-whole” payment incurred as part of the extinguishment of our former senior note agreement.

Cash flows used in investing activities for the nine month period ended September 30, 2007 include capital spending totaling $69.0 million. More than half of this capital spending was invested in new product and expansion activities, with the remainder primarily consisting of normal equipment upgrades and tooling replacement activity. Capital spending by segment consisted of $51.1 million in Pharmaceutical Systems, $17.6 million in the Tech Group and $0.3 million in corporate projects. Tech Group segment capital spending includes $9.8 million incurred as part of a plant relocation and expansion project in Michigan. We anticipate the full capacity of the new plant to come on-line during the fourth quarter of 2007. We now expect full year consolidated 2007 capital spending of approximately $120 million, with significant projects to expand molding production and tooling capacity at our existing Pharmaceutical Systems facilities in Europe and in Singapore. We lowered our 2007 consolidated capital spending projection by approximately $10 million from previous projections, due to delays in our plans to establish a manufacturing presence in China. We expect to receive the necessary regulatory approval and land use rights in China during the fourth quarter of 2007 with construction activities commencing in 2008.

Our 2007 investing cash flows also include the acquisition of a patent and related assets involved with injection-system devices totaling $4.2 million in cash. We also received $0.7 million in proceeds during 2007 resulting from the disposition of an investment in a tool shop in Ireland.

Cash flows provided by financing activities for the nine months ended September 30, 2007 include the issuance of $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.4 million, after payment of underwriting and other costs of $5.1 million. These debentures are convertible into our common stock at any time at an initial conversion price of $56.07 per share. The proceeds of the convertible debentures provided funds used in the reduction in borrowings on our revolving credit facilities totaling $14.7 million.

In the third quarter of 2007, we initiated the repurchase of up to one million shares of our common stock, and through September 30, 2007 had acquired 691,300 shares under this repurchase program, at total cost of $28.3 million, or $40.93 per share. Other cash flows used in financing activities in the first nine months of 2007 include the payment of cash dividends totaling $12.8 million ($0.39 per share) and the payment of $3.6 million of withholding taxes incurred upon the vesting of stock-based awards resulting in the return of 77,852 shares of Company stock from employees. Other cash flows provided by financing activities included a total of $6.9 million from the exercise of employee stock options, including $3.2 million in tax benefits.

The following table updates our contractual obligations under debt agreements since December 31, 2006, and the effect the obligations are expected to have on our liquidity and cash flow in future periods. No other significant changes to contractual obligations occurred during the first nine months of 2007, except for changes resulting from the adoption of FIN 48 on January 1, 2007 (see Note 4 of the Notes to Condensed Consolidated Financial Statements). The total liability for unrecognized tax benefits under FIN 48 was $3.7 million as of September 30, 2007. Due to the high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods and amounts.

	Payments Due By Period
(in millions)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Long-term debt	$0.5	$40.6	$79.5	$273.0	$393.6
Interest on long-term debt (1)	16.9	33.7	30.8	240.3	321.7
Total debt obligations	$17.4	$74.3	$110.3	$513.3	$715.3

(1)  Future interest payments on variable-rate debt were calculated using the applicable ending interest rate at September 30, 2007.

At September 30, 2007, our consolidated debt was $393.6 million, compared to $236.3 million at December 31, 2006, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 33.2% compared to 31.1% at December 31, 2006. Our cash and cash equivalents balance was $151.4 million at September 30, 2007, compared to $47.1 million at December 31, 2006. The majority of the change in debt and cash balances resulted from the issuance of the convertible debt as previously discussed. Total shareholders’ equity was $481.7 million at September 30, 2007 compared to $414.5 million at December 31, 2006. We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

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

As of September 30, 2007 we have two interest-rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively. At September 30, 2007, the interest-rate swap agreements were recorded as a non-current asset with a fair value of $1.1 million.

We have a series of forward-exchange contracts outstanding under one agreement with a bank which are designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of September 30, 2007, there are three monthly contracts outstanding at $0.7 million each, which are recorded as a current liability with a total fair value of $0.2 million. The last contract ends on December 14, 2007. The terms of the arrangement set a base rate of 1.2700 USD per Euro and a limit rate of 1.4175 USD per Euro. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the limit rate. If the limit rate is exceeded at the expiration date of any of the remaining months, the Company agrees to buy USD at the base rate for that month. There are no cash payments required and no income statement effect of an exchange rate between the base and limit rates. As of September 30, 2007, the Euro was equal to 1.4144 USD.

We have two notes payable in the total amount of €81.5 million, which are designated as a hedge of our investment in the net assets of our European operations. A $15.2 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of September 30, 2007. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At September 30, 2007, a $0.6 million foreign currency translation loss on the Yen-denominated debt is included within accumulated other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

NEW ACCOUNTING STANDARDS

On January 1, 2007, we adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in the recognition of net tax assets of $21.6 million and is reflected as an adjustment to the opening balance of retained earnings for 2007. Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2007 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 – 31, 2007	220	$48.28	—	—
August 1 – 31, 2007	622,761	$41.13	622,300	377,700
September 1 – 30, 2007	69,168	$39.13	69,000	308,700
Total	692,149	$40.93	691,300	308,700

(1)   Includes 849 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)   On August 8, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to one million shares of Company common stock. The program is expected to be completed within one year.

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

November 2, 2007

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