Form 10-K
period 2007-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2008-02-29
CIK 105770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1210010 (I.R.S. Employer Identification Number)
101 Gordon Drive, PO Box 645, Lionville, PA (Address of principal executive offices)	19341-0645 (Zip Code)

Registrant's telephone number, including area code: 610-594-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $1,562,956,679 based on the closing price as reported on the New York Stock Exchange.

         As of January 31, 2008, there were 32,121,712 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2008	Part III

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

        West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the healthcare, personal care and consumer products markets. Our products include stoppers and seals for vials and components used in syringe, intravenous and blood collection systems. Our customers include the world's leading pharmaceutical, biotechnology, generic drug and medical device producers. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

        All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., unless noted otherwise. Exubera® is a registered trademark of Pfizer, Inc. Teflon® is a registered trademark of E.I. DuPont de Nemours and Company.

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

        On August 23, 2005, we sold our clinical services business unit. For financial reporting purposes, the operating results of the clinical services unit have been classified as discontinued operations for all periods presented and are contained in Note 3 to our consolidated financial statements, Discontinued Operations.

West Website

        West maintains a website at www.westpharma.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investors—SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are also available to the public over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

        Throughout this Form 10-K, we "incorporate by reference" certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2008 Annual Meeting of Shareholders (2008 Proxy Statement), which will be filed with the SEC within 120 days following the end of our 2007 fiscal year. Our 2008 Proxy Statement will be available on our website on or about March 31, 2008 under the caption Investors—Annual Report & Proxy.

        Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee charters, and instructions on how to contact the Board, is available on our website under the Investors—Corporate Governance caption. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors—Dividend Reinvestment Program caption. We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, Pennsylvania 19341.

Business Segments

        We have two reportable segments: Pharmaceutical Systems and Tech Group. The Pharmaceutical Systems segment includes the results of the acquired Medimop and Monarch businesses. The Tech Group segment includes the results of the acquired businesses of TGI. Comparative segment revenues and related financial information for 2007, 2006 and 2005 are presented in a table contained in Note 6 to our consolidated financial statements, Segment Information, and the section headed Results of Operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this 2007 Form 10-K.

Pharmaceutical Systems Segment

        Our Pharmaceutical Systems segment designs, manufactures and sells a variety of elastomer, metal and plastic components used in parenteral drug delivery for the branded pharmaceutical, generic and biopharmaceutical industries and is one of the world's largest, independent manufacturers of pharmaceutical packaging components (stoppers, plungers and seals). The primary components we manufacture are subject to regulatory oversight within our customers' manufacturing facilities. We have manufacturing facilities in North and South America, Europe and Asia Pacific, with affiliated companies in Mexico and Japan. See Item 2, Properties, for additional information on our manufacturing sites.

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

  •
  Elastomeric syringe plungers, elastomeric components for blood collection systems and flashback bulbs, injection sites and sleeve stoppers for intravenous (IV) dispensing systems.

  •
  Elastomer and co-molded elastomer/plastic components for infusion and IV systems.

  •
  Dropper bulbs for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

  •
  Needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pens.

  •
  Sterile devices for the reconstitution, transfer and administration of drug products, including patented products such as the Mixject™, Mix2Vial™ and Vial Adapters.

        Our elastomeric components are offered in a variety of standard and customer-specific configurations and formulations. These components are available with advanced barrier films and coatings to enhance their performance. Our proprietary FluroTec® coating is a flurorcarbon film that is applied to elastomeric stoppers and plungers using a patented molding process. This film helps to prevent the migration of rubber constituents into the drug formulation and the absorption of drug constituents into the stopper, resulting in enhanced shelf life of packaged drugs. We also apply a Teflon® coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-Coating is a polydimethylsiloxane fluid coating applied to the surface of stoppers and plungers using a patented process. B2-Coating eliminates the need for conventional siliconization to help manufacturers reduce product rejections due to trace levels of silicone molecules found in packaged drug compounds. FluroTec and B2-Coating technologies are licensed from Daikyo Seiko, Ltd.

        In addition to the coating technologies, we offer post-manufacturing processes called Westar® RS (ready-to-sterilize) and Westar® RU (ready-to-use), which are documented and fully validated procedures for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins. Westar RS prepares components for introduction into the customer's sterilizer and Westar RU provides components sterilized according to the customer's specifications. The Westar® processes increase the overall efficiency of injectable drug production by outsourcing component processing, assuring compliance with the latest regulatory requirements for component preparation, thereby eliminating steps otherwise required in each of our customers' manufacturing processes.

        Our tamper-evident Flip-Off® seals consist of a metal overseal and a molded plastic cap that is removed in order to permit needle access to the drug-vial contents. These are sold in a wide range of sizes and colors to meet customers' needs for product identification and differentiation. The seals can be provided using proprietary printing and embossing technology for multiple layers of protection, such as, point-of-use instructions, item-level information such as vial contents, drug dosage and strength, and cautionary statements that can serve as counterfeiting deterrence.

        Our West Spectra™ RFID seal, a product still in development, incorporates a radio-frequency identification chip within the molded cap. The chip can include product information and manufacturer information that is readable and writable, enabling product-level tracking capability throughout the entire supply chain.

        Medimop Medical Projects, Ltd. is a leader in the world market for transfer, mixing and administration systems for injectable pharmaceuticals. Many injectable drug products, including the majority of recently introduced biotechnology products, are produced as freeze-dried powders in order to preserve product efficacy during shipment and storage. These products must be reconstituted, typically by diluting the powder with sterile water or other diluent at the point of use. All Medimop products marketed in the U.S. are 510K-approved by the United States Food and Drug Administration (FDA). In addition, many Medimop products are protected by patents.

        As an adjunct to our Pharmaceutical Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug packaging components and their compatibility with the contained drug formulation. West Analytical Services, which includes the acquired Monarch facilities, provides us and our customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for complete drug delivery systems. Our newest offering, VeriSure™, is an innovative product/service that allows pharmaceutical, biopharmaceutical and contract manufacturers to buy elastomer components that are fully analyzed for a specific drug product's container/closure system. The customer receives a Certificate of Analysis with each package of components. With a known extractables profile, customers can begin the design of leachables studies, a process that West Analytical Services can also support.

Tech Group Segment

        Our Tech Group segment is a global custom injection molder with over 40 years of experience, offering contract manufacturing solutions for the drug delivery, healthcare and consumer industries. The Tech Group is committed to producing the highest quality injection molded components and devices, which include unique components for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers and disposable blood collection systems. The Tech Group's record of success includes manufacturing and assembly of systems and devices used for nasal, oral, pulmonary and injectable delivery of drugs used to treat diseases affecting the lives of people around the world.

        The Tech Group segment also has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies. Technologies include multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly. This segment has manufacturing operations in the U.S., Mexico, Puerto Rico and Ireland. See Item 2, Properties, for additional information on our manufacturing sites.

        Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics and licensed to Pfizer, Inc. On October 18, 2007, Pfizer announced its decision to discontinue marketing Exubera®, thereby returning the product marketing rights to Nektar. For a more detailed discussion, see Note 4 to our consolidated financial statements, Restructuring, Impairment and Other Charges.

        During 2007, we experienced a decline in tooling and engineering project activity as well as reductions in sales of other specific products due to changes in customers' marketing plans. In an effort to align our plant capacity and work force with the current business outlook, on December 11, 2007, our Board of Directors approved a restructuring plan for the Tech Group segment designed to reduce operating costs and increase the manufacturing efficiency of the segment. We expect to incur approximately $12 million in restructuring charges as part of this plan, which is expected to be completed within the next year. For additional details, see Note 4 to our consolidated financial statements, Restructuring, Impairment and Other Charges.

International

        We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations—Pharmaceutical Systems and Tech Group. Sales outside of the U.S. account for approximately 51% of consolidated net sales. For a geographic breakdown of sales, see the table in Note 6 to the consolidated financial statements, Segment Information.

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

        Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. See the discussion under the caption Summary of Significant Accounting Policies—Foreign Currency Translation in Note 1 to our consolidated financial statements. Also see Note 4, Restructuring, Impairment and Other Charges.

        We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt. This activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies—Financial Instruments and in Note 15, Financial Instruments, to our consolidated financial statements in this 2007 Form 10-K.

Raw Materials

        We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers, and therefore foresee no significant availability problems in the near future.

        We employ a supply-chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of our raw material suppliers. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. This strategy increases the risk that our supply lines may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production.

Intellectual Property Rights

        Patents and other proprietary rights are important to our business. We own or license numerous patents and have patent applications pending in the United States and in foreign countries that relate to various aspects of our products. In addition, key value-added and proprietary products and processes are licensed from our Japanese affiliate, Daikyo Seiko Ltd. Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future, as we continue to develop proprietary products. Although important in the aggregate, we do not consider our business to be materially dependent on any individual patent.

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

Working Capital

        We are required to carry significant amounts of inventory to meet customer requirements. Other agreements also require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption. Levels of inventory are also influenced by the seasonal patterns discussed above. For a more detailed discussion of working capital, please see the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.

Marketing

        Our Pharmaceutical Systems customers include practically every major branded pharmaceutical, generic and biopharmaceutical company in the world. Pharmaceutical Systems components and other products are sold to major pharmaceutical, biotechnology and hospital supply/medical device companies, which incorporate them into their products for distribution to the ultimate end-user.

        With extensive experience in contract manufacturing, our Tech Group segment sells to many of the world's largest medical device and pharmaceutical companies and to large customers in the personal care and food-and-beverage industries. Tech Group components generally are incorporated into our customers' manufacturing lines for further processing or assembly. West's products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.

        Our ten largest customers accounted for approximately 35.8% of our consolidated net sales in 2007, but not one of these customers accounted for more than 10% of net sales.

Order Backlog

        At December 31, 2007, our order backlog was $253.0 million, all of which is expected to be filled during fiscal year 2008. The order backlog was $250.1 million at the end of 2006. This increase was primarily due to foreign currency translation and the strengthening demand for key products, offset by the exclusion of orders from customers facing insurance reimbursement issues, particularly in the biotechnology field. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers, and products covered by these contracts are included in our backlog only as orders are received.

Competition

        We compete with several companies across our Pharmaceutical Systems product lines. However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and have a significant share of the European market for these components.

        Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their entire operations. We differentiate ourselves from our competition as a "full-service, value-added" global supplier that can provide pre-sale formula and engineering development, analytical services, regulatory expertise and post-manufacturing technologies, as well as after-sale technical support. Customers also appreciate the global scope of West's manufacturing capability and our ability to produce many products at multiple sites.

        Our Tech Group business is in very competitive markets for both healthcare and consumer products. The competition varies from smaller regional companies to large global molders that command significant market shares. There are extreme cost pressures and many of our customers look off-shore to reduce cost. We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert molding, multi-shot molding and expertise with multiple-piece closure systems. Because of the more demanding regulatory requirements in the medical device component area, there are a smaller number of other competitors, mostly large-scale companies. We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract manufacturing capabilities and knowledge of and experience in complying with FDA requirements.

Research and Development Activities

        We maintain our own research-scale production facilities and laboratories for developing new products and offer contract engineering design and development services to assist customers with new product development.

        Our quality control, regulatory and laboratory testing capabilities also are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components. Our engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. In addition, we have created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems, most of which will be manufactured by our Tech Group segment and marketed by our

Pharmaceutical Systems segment. Research and development spending will continue to increase as we pursue innovative strategic platforms in prefillable syringe, injectable container, advanced injection and safety and administration systems.

        In 2007, we employed 72 professionals in these activities. We spent $14.0 million in 2007, $8.7 million in 2006 and $6.3 million in 2005 on development and engineering for the Pharmaceutical Systems segment. The Tech Group segment incurred research and development expenses of $2.1 million, $2.4 million, and $1.6 million in the years 2007, 2006 and 2005, respectively.

        Commercial development of our new products and services for medical and pharmaceutical applications commonly requires several years. New products that we develop may require separate approval as medical devices, and products that are intended to be used in packaging and delivery of pharmaceutical products will be subject to both customer acceptance of our products and regulatory approval of the customer's products following our development period.

Employees

        As of December 31, 2007, we employed approximately 6,478 people in our operations throughout the world.

ITEM 1A.    RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

        The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

        Our disclosure and analysis in this 2007 Form 10-K contains some forward-looking statements that set forth anticipated results based on management's plans and assumptions. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as "estimate," "expect," "intend," "believe," "plan," "anticipate" and similar expressions in connection with any discussion of future operating or financial performance or condition. In particular, these include statements relating to future actions, business plans and prospects, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

        Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict and we cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to known or unknown risks or uncertainties, and therefore, actual results could differ materially from past results and those expressed or implied in any forward-looking statement. You should bear this in mind as you consider forward-looking statements.

        We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We also refer you to further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and 8-K reports to the Securities and Exchange Commission.

Our sales and profitability depend to a large extent on the sale of drug products delivered by injection. If the products developed by our customers in the future use another delivery system, our sales and profitability could suffer.

        Our business depends to a substantial extent on customers' continued sales and development of products that are delivered by injection. If our customers fail to continue to sell, develop and deploy new injectable products or we are unable to develop new products that assist in the delivery of drugs by alternative methods, our sales and profitability may suffer.

If we are unable to provide comparative value advantages, timely fulfillment of customer orders, or resist pricing pressure, we will have to reduce our prices, which may negatively impact our profit margins.

        We compete with several companies across our major product lines. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost control programs across their entire operations. Competitors often compete on the basis of price. We differentiate ourselves from our competition as a "full-service value-added" supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis. However, we face continued pricing pressure from our customers and competitors. If we are unable to resist or to offset the effects of continued pricing pressure through our value-added services, improved operating efficiencies and reduced expenditures, or if we have to reduce our prices, our sales and profitability may suffer.

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

        The design, development, manufacturing, marketing and labeling of certain of our products and our customers' products that incorporate our products are subject to regulation by governmental authorities in the United States, Europe and other countries, including the FDA and the European Medicines Agency. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. In addition, our analytical laboratories perform certain contract services for drug manufacturers and are subject to the FDA's current good manufacturing practices regulations. We must also register as a contract laboratory with the FDA and are subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed our contract analytical laboratories to handle and store controlled substances.

        Failure to comply with applicable regulatory requirements can result in actions that could adversely affect our business and financial performance.

Our business may be adversely affected by changes in the regulation of drug products and devices.

        An effect of the governmental regulation of our customers' drug products, devices, and manufacturing processes is that compliance with regulations makes it costly and time consuming for customers to substitute or replace components and devices produced by one supplier with those from another. In general terms, regulation of our customers' products that incorporate our components and devices has increased over time. However, if the applicable regulations were to be modified in a way that reduced the cost and time involved for customers to substitute one supplier's components or devices for those made by another, it is likely that the competitive pressure on us would increase and adversely affect our sales and profitability.

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

        We employ a supply chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by us. This increases the risk that our supply lines may be interrupted in the event of a supplier production problem. If one of our suppliers is unable to supply materials needed for our products or our strategies for managing these risks is unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs in time to meet future production needs.

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

ITEM 2.    PROPERTIES.

        Our corporate headquarters are located in a leased building at 101 Gordon Drive, Lionville, Pennsylvania. This building also houses our North American sales and marketing, administrative support and customer service functions.

        Our Pharmaceutical Systems segment has facilities located in Ra'anana, Israel and Athens, Texas used for research and development activities. Other sales office facilities in separate locations are leased under short-term arrangements.

        The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Pharmaceutical Systems	Tech Group
Manufacturing:	Manufacturing:
North American Operations	North American Operations
United States	United States
Clearwater, FL(1)	Frankfort, IN(2)
Jersey Shore, PA	Grand Rapids, MI
Kearney, NE	Montgomery, PA(2)
Kinston, NC	Phoenix, AZ(2)
Lititz, PA	Scottsdale, AZ(2)(3)
St. Petersburg, FL(1)	Tempe, AZ(2)
Williamsport, PA
South American Operations
Brazil	Mexico
São Paulo	El Salto(2)(4)
European Operations	Puerto Rico
Denmark	Cayey
Horsens
England	European Operations
St. Austell	Ireland
France	Dublin(2)(3)
Le Nouvion
Mold-and-Die Tool Shops:
Germany	North American Operations
Eschweiler(1)	United States
Stolberg	Erie, PA(4)
Serbia
Kovin
Asia Pacific Operations
Singapore
Jurong
Contract Analytical Laboratory:
North American Operations
United States
Lionville, PA(2)
Maumee, OH
Mold-and-Die Tool Shops:
North American Operations
United States
Upper Darby, PA(2)
European Operations
England
Bodmin(2)

(1)
This manufacturing facility is also used for research and development activities.

(2)
This facility is leased in whole or in part.

(3)
This manufacturing facility is also used for mold and die production.

(4)
These facilities are in the process of being closed (see Note 4 to our consolidated financial statements, Restructuring, Impairment and Other Charges).

        Our manufacturing production facilities are well maintained and are operating generally on a two- or three-shift basis. We are currently expanding production capacity at the following facilities: Eschweiler, Germany; Jurong, Singapore; Kovin, Serbia; Clearwater, Florida and Kinston, North Carolina. Our Grand Rapids, Michigan and Bodmin, England facilities have completed their expansions during the current year.

        As part of our effort to increase manufacturing capacity, we continue to move forward in establishing a manufacturing presence in the Peoples Republic of China. Management is executing plans that will culminate in a new plastic injection-molding plant, with planned completion in 2009. In December of 2007 we received the required land-use rights which will enable us to commence ground-breaking activities in the first quarter of 2008 for our new plastic production facility. We are also evaluating opportunities for a rubber manufacturing facility in China and to expand our presence in India.

ITEM 3.    LEGAL PROCEEDINGS.

        On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. We continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of third-party suppliers to the Kinston plant. We believe exposure in that case is limited to amounts we and our workers' compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company are set forth in the following table:

Name	Age	Position
Joseph E. Abbott	55	Vice President and Corporate Controller
Michael A. Anderson	52	Vice President and Treasurer
Steven A. Ellers	57	President and Chief Operating Officer
William J. Federici	48	Vice President and Chief Financial Officer
John R. Gailey III	53	Vice President, General Counsel and Secretary
Robert S. Hargesheimer	50	President of the Tech Group
Robert J. Keating	59	President, Europe and Asia Pacific, Pharmaceutical Systems Division
Richard D. Luzzi	56	Vice President, Human Resources
Donald A. McMillan	49	President, North America, Pharmaceutical Systems Division
Donald E. Morel, Jr., Ph.D.	50	Chairman of the Board and Chief Executive Officer

Joseph E. Abbott

        Mr. Abbott joined us in 1997 as Director of Internal Audit. He was promoted to Corporate Controller in 2000 and elected a Vice President in 2002.

Michael A. Anderson

        Mr. Anderson joined us in 1992 as Director of Taxes. He held several positions in finance and business development before being elected Vice President and Treasurer in June 2001.

Steven A. Ellers

        Mr. Ellers joined us in 1983. After holding numerous positions in operations, he was elected Executive Vice President in June 2000 and as President, Pharmaceutical Systems Division in June 2002. He was elected President and Chief Operating Officer in June 2005.

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

Richard D. Luzzi

        Mr. Luzzi joined us in June 2002 as Vice President, Human Resources. Prior to his service at West, he served as Vice President Human Resources of GS Industries, a steel manufacturer.

Donald A. McMillan

        Mr. McMillan joined us in May 1984. He served in numerous operations, sales and sales-management and marketing positions prior to being elected President, North America, Pharmaceutical Systems Division in October 2005.

Donald E. Morel, Jr., Ph.D.

        Dr. Morel joined us in 1992. He has been Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002. He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002. He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2007 and 2006 and full year 2007 and 2006 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2007	52.25	41.31	54.83	45.23	51.98	37.87	43.85	35.20	54.83	35.20
2006	34.72	24.83	37.97	32.75	42.66	31.43	52.77	38.00	52.77	24.83

        As of January 31, 2008, we had 1,322 shareholders of record. There were also 2,189 holders of shares registered in nominee names. Our common stock paid a quarterly dividend of $0.12 per share in each of the first three quarters of 2006; $0.13 per share in the fourth quarter of 2006 and each of the first three quarters of 2007; and $0.14 per share in the fourth quarter of 2007.

Issuer Purchases of Equity Securities

        The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2007 by us or any of our "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
October 1–31, 2007	185	$39.25	—	308,700
November 1–30, 2007	226,472	39.22	226,000	82,700
December 1–31, 2007	63,264	36.22	63,000	19,700

Total	289,921	$38.57	289,000	19,700

(1)
Includes 921 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004). Under the plan, Company match contributions are delivered to the plan's investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

(2)
On August 8, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to one million shares of Company common stock. During the year ended December 31, 2007, the Company purchased 980,300 shares of its common stock under this program at a cost of $39.4 million, or an average price of $40.23 per share. On February 27, 2008 the Company announced that it does not intend to make further share repurchases.

Performance Graph

        The following graph compares the cumulative total return to holders of the Company's common stock with the cumulative total return of the Standard & Poor's Small Cap 600 Index and the Standard & Poor's 600 Health Care Equipment & Supplies for the five years ended December 31, 2007. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 2002 and is compared to the cumulative total return of the Small Cap 600 Index and the 600 Health Care Equipment & Supplies over the period with a like amount invested.

Comparison of Cumulative Five Year Total Return

ITEM 6.    SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

	2007	2006	2005	2004	2003
	(in millions, except per share data)
SUMMARY OF OPERATIONS
Net sales	$1,020.1	913.3	699.7	541.6	483.4
Operating profit	94.9	101.0	73.4	49.4	72.4
Income from continuing operations	71.2	61.5	46.0	34.3	43.1
(Loss) income from discontinued operations	(0.5)	5.6	0.4	(14.1)	(11.0)

Net income	$70.7	67.1	46.4	20.2	32.1

Income per share from continuing operations:
Basic(1)	$2.18	1.91	1.48	1.14	1.49
Assuming dilution(2)	2.06	1.83	1.41	1.11	1.49
Income (loss) per share from discontinued operations:
Basic(1)	(.02)	.18	.01	(.47)	(.38)
Assuming dilution(2)	(.01)	.17	.01	(.46)	(.38)
Average common shares outstanding	32.7	32.2	31.1	30.0	29.0
Average shares assuming dilution	36.2	33.6	32.5	30.8	29.1
Dividends declared per common share	$.54	.50	.46	.43	.41

YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$108.4	47.1	48.8	68.8	37.8
Working capital	229.4	124.8	118.8	115.7	102.7
Total assets	1,185.6	918.2	833.5	657.8	617.0
Total invested capital:
Total debt	395.1	236.3	281.0	160.8	175.0
Minority interests	5.6	4.8	4.1	—	—
Shareholders' equity	485.3	414.5	339.9	306.8	262.5

Total invested capital	$886.0	655.6	625.0	467.6	437.5

PERFORMANCE MEASUREMENTS(3)
Gross margin(a)	28.6%	29.0%	28.1%	29.5%	32.3%
Operating profitability(b)	9.3%	11.1%	10.5%	9.1%	15.0%
Effective tax rate	19.9%	29.1%	29.0%	27.2%	36.0%
Return on invested capital(c)	9.9%	11.2%	9.5%	7.9%	8.6%
Net debt-to-total invested capital(d)	36.9%	31.1%	40.3%	23.1%	34.3%
Research and development expenses	$16.1	11.1	7.9	6.8	6.3
Operating cash flow	129.2	139.4	85.6	81.0	83.7
Stock price range	$54.83-35.20	52.77-24.83	29.99-18.58	25.49-16.38	17.90-8.33

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

(d)
Net debt (total debt less cash and cash equivalents) divided by total invested capital, net of cash and cash equivalents.

        Factors affecting the comparability of the information reflected in the selected financial data:

  •
  2007 income from continuing operations includes the impact of the restructuring charges at our Tech Group segment, an impairment loss on our Nektar contract intangible asset for the Exubera® device and our provisions for Brazilian tax issues, totaling $26.4 million pre-tax ($19.4 million, net of tax). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million.

  •
  During 2007, we issued $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million. These debentures are convertible into our common stock at any time at an initial conversion price of $56.07 per share. We have and may use the proceeds for general corporate purposes, which include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and repurchasing our common stock.

  •
  2006 income from continuing operations includes a pretax loss on extinguishment of debt of $5.9 million ($4.1 million, net of tax) and a gain on a tax refund issue of $0.6 million.

  •
  On December 31, 2006, we adopted Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholder's equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

  •
  During 2005, we acquired the businesses of Monarch, TGI and Medimop (See Note 2, Acquisitions, for further information). Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date.

  •
  2005 income from continuing operations includes incremental income tax expense of $1.5 million associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004 and a reduction in an estimate for restructuring costs which increased income from continuing operations by $1.3 million.

  •
  On January 1, 2005 we adopted Statement of Financial Accounting Standard 123 "Share-Based Payment—Revised 2004" ("SFAS 123(R)") which required the recognition of compensation expense connected with our stock option and employee stock purchase plan programs that did not require expense recognition in 2004 and prior periods under previous accounting standards. The application of SFAS 123 to the results of 2004 and 2003 would have resulted in additional net of tax costs of $1.2 million and $1.5 million, respectively.

  •
  2004 income from continuing operations includes incremental manufacturing costs of $7.9 million (net of tax) in connection with the interim production processes that were put in place following the Kinston accident, along with Kinston related legal expenses of $1.2 million (net of tax); restructuring charges related to the closure of a U.K. manufacturing plant of $1.0 million; an affiliate real estate gain of $0.6 million; and $2.1 million of favorable tax adjustments resulting from a change in French tax law extending the life of net operating loss carryforwards, the use of U.S. foreign tax credits that were previously expected to expire unutilized and the favorable resolution of several prior year tax issues.

  •
  2003 income from continuing operations includes a net gain from an insurance settlement of $12.1 million (net of tax) and includes asset impairment and post-employment benefit charges of $7.5 million (including a related tax charge).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

        Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic health care delivery systems. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: "Pharmaceutical Systems" and "Tech Group." Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. Our global customer base includes the leading American and European manufacturers of pharmaceuticals, biologics and medical devices.

        2007 was a record year for our company with consolidated net sales exceeding $1 billion for the first time in West's history. The majority of our sales growth in recent years has been generated by the performance of our Pharmaceutical Systems segment. We believe that the long-term business drivers for our Pharmaceutical Systems' products remain strong as we continue to see growth opportunities in pre-fillable syringe and other injection delivery systems which require advanced packaging. Increasing regulatory and safety requirements, as well as demographic and related healthcare trends towards an aging population that is more reliant on chronic drug therapies are also favorable to the demand for our products. Our near-term sales and operating profit growth in this segment will be affected by insurance reimbursement issues affecting the demand for sales of our customers' products, particularly in the biotechnology field. We also anticipate a sales loss from a lower margin disposable medical product component transferred to in-house production by one of our customers. Despite these hurdles, we continue to expect sales growth of approximately 7% in 2008 for the Pharmaceutical Systems segment, driven by customer conversions to our enhanced product offerings including advanced coated components and Westar® processing and continued demand for pre-fillable syringe components and safety and administration systems.

        Our Pharmaceutical Systems segment remains committed to expanding our manufacturing capacity and the geographic scope of our operations. Several of our production facilities are operating at or near full capacity and we are currently in the process of expanding capacity at our plants in Germany, Serbia and Singapore in an effort to meet our customers' increasing demand for our products. A portion of the additional manufacturing capacity from these projects will become available toward the end of 2008, with full completion of all projects, including plans for our facility in France, expected by 2011. We continue to move forward with our plans to establish a manufacturing facility in China, and in December of 2007 we received the required land-use rights that will enable us to commence ground-breaking activities in the first quarter of 2008 for our new plastic production facility. We also continue to evaluate opportunities for a rubber manufacturing facility in China and to expand our presence in India, including possible acquisitions or joint ventures with local manufacturers.

        Our Tech Group segment had a very challenging year in 2007, despite achieving record sales of $289 million on the strength of launch-quantity production for the Exubera® inhalable insulin device and two other significant customer product launches of over-the-counter products. Operating profit in the segment was lower than in prior years, primarily due to higher than expected costs in transferring production to a new facility in Michigan, and higher unrecovered overhead costs due to lower tooling and engineering development project activity. We anticipate a decline in 2008 sales of two over-the-counter products launched in 2007. Additionally, on October 18, 2007, Pfizer announced that it had decided to discontinue marketing the Exubera® product. Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics and licensed to Pfizer Inc. Although we will continue to work with and support Nektar as they determine how to proceed with this product line, we do not currently anticipate any revenue from the Exubera® device in 2008 or subsequent periods. Sales of the Exubera® device accounted for approximately $32 million, or slightly more than 11%, of Tech Group segment revenues in 2007.

        In an effort to align the plant capacity and work force with the current business outlook for the Tech Group segment, we initiated a restructuring program in 2007, committing to a reduction in spending throughout the segment. That reduction will come from consolidating two tool production operations into one facility, and by reductions and consolidations of other production, engineering and administrative operations. We anticipate completing these restructuring programs by the end of 2008, realizing $3 million of cost savings within the year and annual operating savings thereafter of approximately $7 million. Although overall Tech Group sales in 2008 are projected to be approximately 7% below prior year levels, we believe that the combination of the leaner cost structure made possible by these restructuring initiatives and the decline in start-up related costs and increased utilization at our recently completed Michigan production facility will more than offset the operating profit impact resulting from the loss of the Exubera® device sales and other revenue related reductions in 2008.

        On a longer-term basis, we believe that the Tech Group segment will benefit from our innovation initiatives in proprietary products incorporating new technologies and advanced injection systems. We expect consolidated research and development spending in 2008 to reach $20 million, approximately 25% more than what was incurred in 2007, and anticipate that the majority of these new injectable packaging and delivery systems will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment.

        Our consolidated capital spending requirements are expected to remain at their current levels for the next several years as we fund the expansion programs in Europe and Asia, as well as increased Westar® and rubber compounding capacity in the United States. Our 2008 capital spending budget is set at approximately $140 million, which will allow us to maintain our existing facilities and to increase capacity to meet the continued growth in demand for our pharmaceutical packaging components. Approximately $20 million of the 2008 capital spending projection is devoted to information systems projects for manufacturing execution systems and replacement of transactional reporting software, primarily in the Americas.

        Based on our business outlook and the Company's capital structure at the close of 2007, we believe that the Company's operating cash flow, cash-on-hand and available credit facilities are more than sufficient to meet the Company's operating, research and development, capital investment and financing needs. We believe that our commitment to develop and apply proprietary technologies that improve the quality, safety and effectiveness of therapeutic and diagnostic healthcare delivery systems will result in continued long-term growth for our company.

RESULTS OF OPERATIONS

        Management's discussion and analysis of our operating results for the three years ended December 31, 2007, and our financial position as of December 31, 2007, should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date. For the purpose of aiding the comparison of our year-to-year results, reference is made in management's discussion and analysis to results excluding the timing impact of acquisitions and the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with United States generally accepted accounting principles ("GAAP") and are "non-GAAP financial measures." The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

NET SALES

        The following table summarizes net sales by reportable segment:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems	$741.8	$644.1	$538.3
Tech Group	289.2	279.2	170.1
Intersegment sales	(10.9)	(10.0)	(8.7)

Total net sales	$1,020.1	$913.3	$699.7

2007 compared to 2006

        Consolidated 2007 net sales increased by $106.8 million, or 11.7%, over those achieved in 2006. Foreign currency translation accounted for $41.4 million, or 4.5 percentage points, of the sales growth. Excluding foreign currency translation, 2007 net sales increased $65.4 million or 7.2% over the prior year.

        The Pharmaceutical Systems segment contributed $97.7 million of the full year sales increase, including $37.8 million resulting from favorable foreign currency translation. Excluding foreign currency translation, Pharmaceutical Systems sales were $59.9 million, or 9.3%, above prior year levels. Price increases contributed approximately 2.5 percentage points of the sales increase over the prior year, with the remainder of the increase attributed to positive sales volume. Sales growth was strong in all geographical regions of the segment, driven by strong demand for serum stoppers used in vial packaging for vaccines, injectable treatments for chronic diseases, and increased demand for pre-filled injection system components. Westar®, our validated process for washing and siliconizing stoppers enabling the entry of our products directly into our customers' steam sterilizing process, continues to lead the demand for our products, often in combination with value-added coatings such as FluroTec® films and Teflon® barriers that decrease the risk of particulate contamination and increase the lubricity of stoppers and other components thereby increasing the efficiency of our customers' production processes.

        Tech Group segment 2007 full year sales were $10.0 million above prior year levels, $3.6 million of which resulted from foreign currency translation. Excluding foreign currency translation, Tech Group segment sales were $6.4 million, or 2.3%, above prior year levels. Price increases contributed approximately 0.8 percentage points of the sales increase in the Tech Group segment, with the remainder of the increase attributed to positive sales volume. The Tech Group segment sales increase included a $3.6 million increase in sales to Nektar of the Exubera® device resulting from the timing of the product launch by Pfizer in the United States earlier in the year. Tech Group segment sales also benefited from strong sales of weight loss product packaging, an intra-nasal delivery system and surgery devices, but these were largely offset by a $13.2 million decline in revenue from tooling and design projects.

2006 compared to 2005

        Consolidated 2006 net sales increased 30.5% over sales reported in 2005. Net sales for 2006 include a full twelve months of results from the businesses acquired during 2005. The timing impact of our acquisitions accounts for 13.4 percentage points of the 2006 sales increase. Favorable foreign currency translation contributed 0.6 percentage points of the 2006 sales increase. Excluding the timing impact of acquisitions and foreign currency translation, 2006 net sales increased 16.5% over 2005 sales.

        In the Pharmaceutical Systems segment, 2006 net sales were $105.8 million, 19.7%, above 2005 levels. The timing impact associated with the 2005 acquisitions of Medimop and Monarch accounted for 2.0 percentage points of the 2006 increase. Foreign currency translation accounted for another 0.6 percentage points of the 2006 sales increase. Excluding the timing impact of acquisitions and foreign currency translation, 2006 net sales in the Pharmaceutical Systems segment were 17.1%, above those achieved in 2005. Sales growth was achieved in both domestic and international markets with sales increases of 17.7% in the United States and 16.8% in international markets. Strong demand for pharmaceutical packaging products, including Westar® processed components, specially coated stoppers and pre-filled syringe components accounted for 90% of the 2006 sales increase. 2006 sales of disposable medical components accounted for the remaining sales increase over the prior year. Net sales of personal care products, laboratory and other services remained approximately equal to prior year levels.

        In our Tech Group segment, 2006 net sales were $109.1 million above those reported in the prior year. The acquired TGI business accounted for $104.0 million of the increase in segment sales, of which $83.5 million is attributed to the timing of the acquisition. The remaining $20.5 million of the acquired business's sales increase represents volume related gains, approximately 80% of which is attributed to net sales of a delivery device for the Exubera® product. Other healthcare device revenues and increased sales of consumer products account for the remainder of the acquired business's volume related gains. Our previously existing plastic molding operations, which represent the balance of the Tech Group segment, recorded a 2006 net sales increase of $5.1 million over the prior year on higher sales of juice container closures, nurser assemblies, and containers for pain relief medication, contraceptives and weight loss products.

GROSS PROFIT

        The following table summarizes our gross profit and related gross margins by reportable segment:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems:
Gross Profit	$256.3	$224.5	$173.6
Gross Margin	34.5%	34.8%	32.2%
Tech Group:
Gross Profit	$35.5	$40.3	$22.9
Gross Margin	12.3%	14.4%	13.5%
Consolidated gross profit	$291.8	$264.8	$196.5
Consolidated gross margin	28.6%	29.0%	28.1%

2007 compared to 2006

        Consolidated 2007 gross profit increased by $27.0 million over 2006, consisting of a $31.8 million increase in Pharmaceutical Systems segment gross profit and a $4.8 million decrease in Tech Group segment gross profit. Foreign currency translation accounted for $12.9 million of the increase in consolidated gross profit. The gross margin within the Pharmaceutical Systems segment declined moderately compared to that achieved in 2006, primarily due to higher plant overhead costs including the addition of engineering and other staff in support of our expansion projects, increased manufacturing, supply and maintenance costs resulting from strained capacity levels at several facilities in Europe, and higher depreciation charges on machinery and equipment upgrades. The Tech Group segment gross profit and gross margin declines primarily reflect $6.0 million of incremental costs associated with the relocation and start-up of our new facility in Michigan.

2006 compared to 2005

        Consolidated gross profit improved to $264.8 million in 2006, a $68.3 million increase over 2005 results. The timing of the 2005 acquisitions accounts for $16.1 million ($11.4 million in the Tech Group segment) of the increase in gross profit as 2006 includes these businesses for the full twelve month period as compared to partial year periods in 2005. Increased sales volumes and improvement in the sales product mix in both segments of our business accounted for nearly all of the non-acquisition related increase in consolidated gross profit.

RESEARCH AND DEVELOPMENT ("R&D") COSTS

        The following table summarizes R&D costs by reportable segment:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems	$14.0	$8.7	$6.3
Tech Group	2.1	2.4	1.6

Total R&D costs	$16.1	$11.1	$7.9

        At the end of 2006, we created an innovation group responsible for seeking new opportunities in injectable packaging and delivery systems, most of which will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment. The increase in 2007 R&D costs reflects the formation of this new team. Our development projects are a response to the market opportunities created by the convergence of primary drug packaging and delivery systems and include initiatives in traditional injection systems, components for pen system applications and auto injectors with cartridges.

SELLING, GENERAL and ADMINISTRATIVE ("SG&A") COSTS

        The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems SG&A costs	$98.3	$81.8	$71.2
Pharmaceutical Systems SG&A as a % of segment net sales	13.3%	12.7%	13.2%
Tech Group SG&A costs	$22.0	$19.3	$12.0
Tech Group SG&A as a % of segment net sales	7.6%	6.9%	7.1%
Corporate costs:
General corporate costs	$21.0	$23.8	$19.7
Stock-based compensation expense	$5.1	$14.5	$7.1
U.S. pension plan expense	$6.1	$8.4	$5.1
Total SG&A costs	$152.5	$147.8	$115.1
Total SG&A as a % of total net sales	14.9%	16.2%	16.4%

2007 compared to 2006

        Consolidated SG&A expenses were $4.7 million above those recorded in 2006.

        In the Pharmaceutical Systems segment, 2007 SG&A expenses increased by $16.5 million compared to the prior year. Approximately $6.1 million of the increase was compensation related, including increased staffing of sales, strategic marketing and information systems functions, the impact of annual salary increases and higher incentive compensation program costs. Foreign currency translation accounted for $4.6 million of the 2007 to 2006 increase in Pharmaceutical System segment

SG&A costs. Professional service and consulting costs related to the implementation of new information systems in the United States and sales commission charges were $4.1 million higher in 2007 than in 2006. The remaining $1.7 million increase in SG&A costs consisted mostly of higher software maintenance, computer related supply costs, and depreciation expense.

        2007 SG&A costs in the Tech Group segment were $2.7 million above the prior year. Higher staffing levels in quality control, human resource and other functions together with annual salary growth accounted for $1.4 million of the increase. Sales commissions were $0.6 million higher than in 2006. Foreign currency translation, travel costs and bad debt expense contributed equally to the remaining $0.7 million increase.

        General corporate SG&A costs, which include executive and Board of Directors compensation, legal, compliance, finance and communication expenses were $2.8 million lower in 2007 than in 2006. These costs include incentive compensation costs for the majority of our executive officers, as well as above or below target performance adjustments for operating segment management. Incentive compensation payments are made based on the achievement of sales, operating profit, earnings per share and cash flow goals. 2007 incentive compensation costs were $2.9 million lower than in 2006, primarily due to the achievement of above target performance levels resulting in above target bonus payouts in 2006, compared to 2007 incentive compensation which was below target.

        Stock-based compensation costs for 2007 decreased by $9.4 million when compared to those recorded in 2006, due primarily to a decrease in West stock-price indexed compensation costs. Our stock price decreased $10.64 per share during 2007, closing at $40.59 per share on December 31, 2007. In 2006, our stock price increased $26.20 per share closing at $51.23 per share at December 31, 2006. Our deferred compensation plans held approximately 249,523 and 286,982 stock units at December 31, 2007 and 2006, respectively. The resulting change in the fair value of our deferred stock unit liabilities accounts for almost all of the decrease in the comparison of 2007 and 2006 stock-based compensation costs, partially offset by higher stock option and employee stock purchase plan costs.

        U.S. pension plan expenses in 2007 were $2.3 million lower than those incurred during 2006. The decrease largely results from a 2006 amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the plan's pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006 and replaced with new cash-balance formulas resulting in a reduction of our projected benefit obligation.

2006 compared to 2005

        Consolidated SG&A expenses in 2006 were $32.7 million above those recorded in 2005. Approximately $8.6 million of the increase is due to the timing impact of our acquired businesses which are included in 2005 for the periods subsequent to their acquisition and for a full twelve month period in 2006.

        In the Pharmaceutical systems segment, 2006 SG&A expenses were $10.6 million above the prior year. The timing of the 2005 Medimop acquisition accounts for $2.0 million of this increase. 2006 compensation costs were $3.1 million higher than in 2005, reflecting a combination of annual salary increases, bonus costs, and staffing increases in sales and production support functions in Europe, Asia and for our global reconstitution product lines. Organization and travel costs primarily related to the establishment of our business in China were $1.8 million higher in 2006 compared to 2005. Foreign currency translation accounted for $0.9 million of the 2006 SG&A increase. Other expenses associated mostly with higher facility costs and social taxes accounted for the remaining $2.8 million increase in Pharmaceutical Systems segment SG&A costs.

        2006 Tech Group segment SG&A costs were $7.3 million above the prior year. The timing of the 2005 TGI acquisition accounts for $6.6 million of the increase. The initial participation in incentive compensation programs and increased staffing levels in human resource functions, quality and internal control positions accounted for the remaining 2006 SG&A increase.

        2006 general corporate SG&A costs were $4.1 million higher than in 2005. As a result of exceeding 2006 performance targets, incentive compensation awards accounted for $2.5 million of the 2006 increase, including a $0.6 million increase in award programs for plant administration and hourly personnel. Other general corporate compensation costs increased $0.9 million due mostly to increased finance and legal staffing and higher salary and fringe benefit costs. 2006 professional service costs were $0.7 million above those recorded in 2005 primarily as a result of higher tax consulting costs connected with prior year tax refund issues.

        2006 stock based compensation costs increased by $7.4 million over those incurred in 2005 primarily due to the increase in West stock-price indexed deferred compensation program costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. As of December 31, 2006 these deferred compensation plans held 286,982 stock equivalent units. Our stock price at December 31, 2006 was $51.23 per share compared to $25.03 per share at December 31, 2005. The resulting change in the fair value of our stock equivalent unit liabilities accounts for nearly all of the $7.4 million increase in our stock based compensation expense. Costs of other stock based compensation programs, including stock options, performance vesting share rights and employee stock purchase programs, remained approximately even with prior year levels as moderately higher stock option compensation was offset by lower costs associated with the employee stock purchase program.

        2006 U.S. pension plan costs were $8.4 million, exceeding 2005 costs by $3.3 million. The increase in U.S. pension costs is primarily due to changes in actuarial mortality assumptions. On October 17, 2006 our Board of Directors approved an amendment to our qualified defined benefit pension plan in the United States. Under the amended plan, benefits earned under the former plan's pension formulas for both hourly and salaried participants were frozen as of December 31, 2006. Effective January 1, 2007, new cash-balance formulas were implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant's compensation will be credited to a participant account each year.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

        Other expense, consisting of gains, losses or impairments of segment assets, foreign exchange transaction items, miscellaneous royalty and sundry transactions are generally recorded within the respective operating segment. Certain costs deemed to be outside the control of segment management are not allocated to our operating segments. The following table summarizes our restructuring, impairment and other charges for each of the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems segment	$2.1	$4.3	$1.1
Tech Group segment	(0.2)	0.5	0.2
Unallocated charges (credits):
Impairment charge—customer contract	12.9	—	—
Restructuring and related charges (credits)	3.4	—	(1.3)
Brazilian excise tax and other charges	10.1	0.1	0.1

Total unallocated charges (credits)	26.4	0.1	(1.2)

Total restructuring, impairment and other charges	$28.3	$4.9	$0.1

        On October 18, 2007, Pfizer announced that it had decided to discontinue marketing Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics and licensed to Pfizer Inc. Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®. Although we are continuing to work with and support Nektar as they determine how to proceed with this product line, we do not currently anticipate any revenue from the Exubera® device in

2008 or subsequent periods. Accordingly, we have recorded a $12.9 million impairment charge representing our full net investment in the Nektar contract intangible asset as of December 31, 2007. Under an agreement reached with Nektar in February 2008, Tech Group will receive full reimbursement for, among other things, severance related employee costs, inventory, purchased raw materials and components, lease and other facility costs. The agreement also provides funding for the Tech Group to maintain its production facility through December 31, 2008 while Nektar decides how to resolve its plans for the Exubera® product.

        On December 11, 2007, the Board of Directors of West Pharmaceutical Services, Inc. approved a restructuring plan for our Tech Group segment. The plan proactively addresses anticipated changes in customers' marketing plans for certain products and aligns the plant capacity and workforce with the current business outlook and longer-term strategy of focusing the business on proprietary products. The total cost of the restructuring plan is estimated at approximately $12.0 million, consisting of $3.8 million in severance obligations for approximately 250 employees representing 13% of the segment's workforce, $4.7 million in asset related charges and $3.5 million for lease and contract termination fees. We incurred $3.4 million of these restructuring charges in 2007, and expect to incur costs of approximately $8.6 million by the end of 2008.

        During 2007, we increased our accruals for a series of excise, gross receipts and value-added tax contingencies in Brazil by $10.1 million. The increased provisions followed a detailed review of several related tax cases pending in the Brazilian courts, which now indicate that it is probable that the positions taken on previous tax filings, some of which date back to the late 1990's, will not be sustained.

OPERATING PROFIT

        Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

	2007	2006	2005
	($ in millions)
Pharmaceutical Systems segment	$141.9	$129.7	$95.0
Tech Group segment	11.6	18.1	9.1
Corporate and other unallocated costs:
General corporate costs	(21.0)	(23.9)	(19.8)
Stock-based compensation costs	(5.1)	(14.5)	(7.1)
U.S. pension expenses	(6.1)	(8.4)	(5.1)
Other unallocated items	(26.4)	—	1.3

Consolidated Operating Profit	$94.9	$101.0	$73.4

2007 compared to 2006

        Our 2007 consolidated operating profit decreased by $6.1 million from that achieved in 2006. Operating profit for 2007 includes $26.4 million in unallocated costs consisting of a $3.4 million restructuring charge, a $12.9 million impairment of a customer contract intangible asset, and a $10.1 million provision for tax issues in Brazil. The Pharmaceutical Systems segment's 2007 results exceed those of the prior year by $12.2 million, benefiting from sales growth, a favorable product mix and the $7.6 million impact of foreign currency translation, which combined to more than offset other cost increases. Tech Group segment operating profit was $6.5 million below that achieved in the prior year, largely due to costs incurred during the relocation and validation of a new production facility in Michigan. General corporate, stock-based compensation and U.S. pension plan costs were all lower than those incurred in the prior year, with the significant decrease in stock-price indexed deferred compensation programs attributed to the decline in our stock price during 2007 compared to the strong increase in stock price experienced in 2006.

2006 compared to 2005

        The businesses acquired during 2005 contributed $7.1 million (Pharmaceutical Systems $2.4 million and Tech Group $4.7 million) of the $27.6 million 2006 operating profit increase over 2005. The remaining increase in operating profit from 2005 to 2006 was generated by sales growth and gross margin improvements in both of our business segments, partially offset by higher costs associated with deferred compensation obligations indexed to our stock price.

LOSS ON DEBT EXTINGUISHMENT

        On February 27, 2006 we prepaid $100 million in senior notes carrying a 6.81% interest rate and a maturity date of April 8, 2009. Under the terms of the original note purchase agreement dated April 8, 1999, the prepayment of the notes entitled note holders to a "make whole" amount of $5.9 million in order to compensate them for interest rate differentials between the 6.81% yield on the notes and current market rates for the remaining term of the note. The prepayment was financed by issuing €81.5 million (approximately $100 million) of new senior unsecured notes at a weighted average interest rate of 4.34%, before costs.

INTEREST EXPENSE, NET

        The following table summarizes our net interest expense:

	2007	2006	2005
	($ in millions)
Interest expense	$16.4	$13.4	$14.7
Capitalized interest	(1.9)	(0.7)	(0.6)
Interest income	(6.0)	(2.1)	(2.1)

Interest expense, net	$8.5	$10.6	$12.0

        Our 2007 net interest expense was $2.1 million lower than that incurred in 2006 due largely to refinancing and investing activities and higher capitalized interest on our capital expansion projects in Europe and in Michigan. During 2007 we issued $161.5 million of convertible debt at a 4% fixed interest rate. Interest expense on the convertible notes totaled $5.3 million for the year ended December 31, 2007. The incremental interest expense from the convertible notes was partially offset in the comparison of the 2007 and 2006 periods by favorable rate and volume variances totaling $1.3 million and $1.0 million, respectively, resulting from reduced borrowing levels on our revolving credit facility and our 2006 refinancing activities. Our 2007 interest income is $3.9 million favorable to that recorded in 2006. The additional interest income was generated from the investment of a substantial portion of the proceeds from our convertible debt offering.

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

INCOME TAXES

        The effective tax rate on consolidated income from continuing operations was 19.9% in 2007, 29.1% in 2006 and 29.0% in 2005. Tax expense in 2007 includes $8.2 million of discrete tax benefits, consisting of the reversal of a $3.2 million valuation allowance related to certain tax credits generated in previous periods that was initially provided due to uncertainty in the generation of sufficient taxable income to utilize the credits, $3.7 million of tax benefits principally resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns, and a $1.3 million tax benefit resulting from the closure of certain U.S. federal and state tax audit years. Our 2007 results also include a $1.3 million provision related to our review of prior year Brazilian tax returns. The combined impact of the $8.2 million in discrete tax benefits, offset by the $1.3 million tax provision in Brazil, decreased tax expense by $6.9 million, and lowered our 2007 effective tax rate by 7.9 percentage points. Excluding these discrete tax items, the effective tax rate was 27.8%.

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

        In 2005 we repatriated $166.0 million in earnings from foreign subsidiaries to the United States parent companies. The foreign repatriations were made in accordance with the provisions of the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provided a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations by providing an 85 percent dividends received deduction on qualified distributions occurring before December 31, 2005. Our 2005 results include a $1.5 million net tax charge ($5.2 million gross tax cost, less $2.4 million of foreign tax credits and $1.3 million in previously established accruals for unremitted earnings) incurred in connection with the repatriation program which increased our overall 2005 effective tax rate by 2.5 percentage points. The 2005 restructuring credit in the U.K. allowed us to utilize prior year loss carry-forwards and therefore decreased our 2005 effective tax rate by 0.6 percentage points. In addition, we reduced tax contingencies connected with the closure of tax years in certain international locations resulting in a 2.8 percentage point reduction in the 2005 effective tax rate.

EQUITY IN AFFILIATES

        The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was income of $2.5 million, $1.9 million and $2.4 million for the years 2007, 2006 and 2005, respectively. Our 2007 equity income from Daikyo was $0.6 million above that recorded in 2006. Daikyo's sales were 5% above prior year levels, their gross margins improved by three percentage points, and their operating profit improved due to the absence of the 2006 impairment charge, discussed below. These favorable items were partially offset by a loss on sale of an investment security. Our 2007 equity income from our affiliated companies in Mexico was approximately equal to prior year amounts.

        Our 2006 equity income from Daikyo was $0.1 million below that recorded in 2005. Daikyo's 2006 sales and operating growth were approximately 8% above those achieved in 2005; however the increase in the US dollar relative to the Japanese yen fully offset the operational gains. Daikyo's 2006 results include a $0.7 million loss related to a decision by Daikyo to demolish an existing facility in order to proceed with the construction of a new plant. The charge was largely offset by an unrelated gain on an investment security. Our 2006 equity income from our Mexican affiliates declined $0.4 million from 2005 levels following the transfer of some customer products to our fully-owned plant in Kinston, North Carolina.

        Our purchases from all affiliates totaled approximately $31.3 million in 2007, $24.1 million in 2006 and $20.6 million in 2005, the majority of which relates to our distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $0.9 million, $0.8 million and $0.5 million in 2007, 2006 and 2005, respectively.

INCOME FROM CONTINUING OPERATIONS

        Net income from continuing operations in 2007 was $71.2 million, or $2.06 per diluted share. Our 2007 results include the impact of restructuring charges, an impairment loss on our customer contract intangible asset with Nektar for the Exubera® device, and our provisions for Brazilian tax issues which collectively totaled $26.4 million pre-tax ($19.4 million net of tax, or $0.54 per diluted share). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million ($0.23 per diluted share).

        2006 net income from continuing operations was $61.5 million, or $1.83 per diluted share. Our 2006 results included a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico resulting in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

        Our 2005 net income from continuing operations was $46.0 million, or $1.41 per diluted share. These results included incremental income tax expense of $1.5 million, or $0.05 per diluted share, associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004. Results for 2005 also included a restructuring credit which increased net income from continuing operations by $1.3 million, or $.04 per diluted share.

DISCONTINUED OPERATIONS

        Our 2007 results include a $0.5 million provision for potential claims resulting from the 2005 divestiture of our former drug delivery business.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash flows generated from operations totaled $129.2 million in 2007, compared to $139.4 million in 2006. 2007 operating cash flows include the impact of our decision to remit $11.7 million to the government of Brazil in order to discontinue the accretion of further interest and penalties on tax related contingencies awaiting final disposition in the Brazilian courts. Our operating cash flow in 2006 includes the impact of the $5.9 million "make-whole" payment incurred as part of the extinguishment of our former senior note agreement.

        Cash flows used in investing activities for 2007 include capital spending totaling $129.4 million, a $39.1 million increase over 2006 capital spending. 2007 capital spending in our Pharmaceutical Systems segment was $108.1 million, compared to $62.3 million in 2006. The increase in capital spending in the Pharmaceutical Systems segment is largely due to significant projects to expand our molding, production and tooling capacity at our existing facilities in Europe and in Singapore. Our 2007 capital spending includes $9.9 million in connection with our program to establish a manufacturing presence in China, consisting of the acquisition of land use rights, architectural and other design costs for the new plant, and the acquisition of manufacturing equipment, some of which will be placed into production in our German facility prior to the completion of our plant in China. 2007 Pharmaceutical System segment capital spending also included a $7.7 million investment in information system projects in North America. Tech Group segment 2007 capital spending was $20.9 million, compared to $26.7 million in 2006. During 2007, we completed a plant relocation and expansion project in Michigan which accounted for $10.2 million and $10.1 million of the Tech Group segment's capital spending in each of the years ended December 31, 2007 and 2006, respectively. General corporate capital spending for 2007 and 2006 was $0.4 million and $1.3 million, respectively.

        In March of 2007, we invested $25.0 million into a strategic cash portfolio fund managed by the Bank of America Corporation. The fund invests in a variety of asset backed securities, the majority of which are rated AAA by Standard and Poors Corp. In December of 2007, Bank of America announced that it would not accept new subscription or redemption requests and intended to liquidate the fund. We received a $2.3 million redemption of our investment in December of 2007 and anticipate that virtually all of the investment will be redeemed during 2008. Our net cash investment in the fund of $22.7 million is reported within cash flow from investing activities in our 2007 cash flow statement. Other 2007 investing cash flows also include the acquisition of patents and related assets totaling $4.7 million and $0.7 million in proceeds resulting from the disposition of an investment in a tool shop in Ireland. 2006 and 2005 cash flows provided by investing operations each include a $0.2 million loan repayment received from our affiliate in Mexico. In 2005, net cash of $174.8 million was used to acquire Monarch, TGI, and Medimop.

        Cash flows provided by financing activities for 2007 include the issuance of $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million. These debentures are convertible into our common stock at any time at an initial conversion price of $56.07 per share. The proceeds of the convertible debentures provided funds used in the reduction in borrowings on our revolving credit facilities totaling $19.1 million.

        During 2007, we initiated an open-market repurchase program of up to one million shares of our common stock, and through December 31, 2007 had acquired 980,300 shares under this program, at total cost of $39.4 million, or $40.23 per share. Other cash flows used in financing activities in 2007 include the payment of cash dividends totaling $17.5 million ($0.53 per share). The Board of Directors intends to continue the practice of declaring dividends following their quarterly review of the West Pharmaceutical Services Inc.'s financial condition and results of operations. Management expects that cash flows from continuing operations, net of capital spending requirements, will provide sufficient funding for the current dividend policy. Other cash flows provided by financing activities included a total of $4.0 million from the employee stock ownership programs.

        The following table summarizes our contractual obligations at December 31, 2007, and the effect the obligations are expected to have on our liquidity and cash flow in future periods. We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48") on January 1, 2007 (see Note 5 of the Notes to Condensed Consolidated Financial Statements). The total liability for unrecognized tax benefits under FIN 48 was $7.8 million as of December 31, 2007. Due to the high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods and amounts. No other significant changes to contractual obligations occurred during 2007.

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in millions)
Unconditional purchase obligations	$6.0	$0.4	$—	$—	$6.4
Long-term debt	0.5	0.5	87.6	306.5	395.1
Interest on long-term debt(1)	16.8	33.6	30.5	237.2	318.1
Operating lease obligations	12.0	19.7	14.3	18.2	64.2
Pensions/other post-retirement obligations	1.8	7.7	9.8	22.5	41.8

Total contractual obligations	$37.1	$61.9	$142.2	$584.4	$825.6

(1)
Future interest payments on variable-rate debt were calculated using the applicable ending interest rate at December 31, 2007.

        We have letters of credit totaling $5.7 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment lease payments in Ireland and the payment of sales tax liabilities in the United States. The accrual for insurance obligations was $2.2 million at December 31, 2007.

        At December 31, 2007, our consolidated debt was $395.1 million, compared to $236.3 million at December 31, 2006, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders' equity) ratio was 36.9% compared to 31.1% at December 31, 2006. Our cash and cash equivalents balance was $108.4 million at December 31, 2007, compared to $47.1 million at December 31, 2006. Working capital at December 31, 2007 was $229.4 million compared with $124.8 million at December 31, 2006. The ratio of current assets to current liabilities at December 31, 2007 was 2.3 to 1.0. The majority of the change in debt and cash balances resulted from the issuance of convertible debt as previously discussed, net of our share buyback activity. We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

OFF-BALANCE SHEET AGREEMENTS

        At December 31, 2007, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and leased equipment and sales tax liability guarantees as noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis addresses consolidated financial statements that are prepared in accordance with accounting principles generally accepted in the United States. The application of these principles requires management to make estimates and assumptions, some of which are subjective and complex, that affect the amounts reported in the consolidated financial statements. Management believes the following accounting policies and estimates are critical to understanding and evaluating the results of operations and financial position of West Pharmaceutical Services, Inc.:

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

        EMPLOYEE BENEFITS:    The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. For U.S. plans, which account for 90% of global plan assets, the long-term rate of return assumption was 8.0% in 2007. This assumption is reviewed annually and determined by the projected return for the expected mix of plan assets (approximately 65% equity and 35% debt securities). The discount rate increased 35 basis points to 6.25% at December 31, 2007, to reflect current market conditions. The discount rate selected is the single rate equivalent for a theoretical portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to the plans' projected benefit payments. Changes in these estimates, including the market performance of plan assets and other actuarial assumptions, could have a material impact on our future results of operations and financial position. Every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by approximately $0.5 million. A 25 basis point reduction in the discount rate would increase pension expense by approximately $0.6 million.

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

        Please refer to Note 1, Summary of Significant Accounting Policies, and Note 18, New Accounting Standards, of the Notes to Consolidated Financial Statements included within Item 8 of this report for additional information on accounting and reporting standards considered in the preparation and presentation of West Pharmaceutical Services, Inc.'s financial statements.

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

        We have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of December 31, 2007, there are twelve monthly contracts outstanding at $0.875 million each, which are recorded as a current liability with a total fair value of $0.2 million. The last contract ends on December 15, 2008. Under the terms of the arrangement we have the right, but not the obligation, to sell Euros at a rate of 1.4000 USD per Euro on the expiry dates listed in the range collar document. If the spot rate trades at or outside the collar range of 1.3400 and 1.6000 USD per Euro, the Company agrees to sell EUR at the base rate of 1.3750 USD per Euro on the expiration dates. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the outer limit range. There are no cash payments required and no income statement effect of an exchange rate within the limit range. As of December 31, 2007, the Euro was equal to 1.4719 USD.

        We have designated our €81.5 million Euro-denominated notes as a hedge of our investment in the net assets of our European operations. A $19.9 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of December 31, 2007. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At December 31, 2007, a foreign exchange translation loss on the Yen-denominated debt of $1.3 million is included within accumulated other comprehensive income.

Interest Rate Risk

        As a result of our normal borrowing activities, we are exposed to fluctuations in interest rates which we manage primarily through our financing activities. We have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, convertible debentures, revolving credit facilities and capital lease obligations. Portions of long-term debt which are payable during 2008 are classified as short-term liabilities as of December 31, 2007.

        The following table summarizes our interest rate risk-sensitive instruments:

	2008	2009	2010	2011	2012	Thereafter	Carrying Value	Fair Value
	($ in millions)
Current Debt and Capital Leases:
Euro denominated	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Average interest rate—fixed	5.4%	—	—	—	—	—

Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	—	—	—	—	$50.0	$25.0	$75.0	$75.0
Average interest rate—variable	—	—	—	—	5.8%	5.9%
U.S. dollar denominated	—	—	—	—	—	$161.5	$161.5	$149.7
Average interest rate—fixed	—	—	—	—	—	4.0%
Euro denominated	—	—	$0.5	—	$0.7	$120.0	$121.2	$113.0
Average interest rate—fixed	—	—	5.5%	—	5.3%	4.3%
Euro denominated	—	—	—	$4.4	—	—	$4.4	$4.4
Average interest rate—variable	—	—	—	5.0%	—	—
Krone denominated	—	—	—	$8.5	—	—	$8.5	$8.5
Average interest rate—variable	—	—	—	5.3%	—	—
Yen denominated	—	—	—	$24.0	—	—	$24.0	$24.0
Average interest rate—variable	—	—	—	1.5%	—	—

(1)
As of December 31, 2007, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 ("Series A Note") and a $25.0 million note maturing July 28, 2015 ("Series B Note"). The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively. At December 31, 2007, the interest rate-swap agreements had a fair value of $1.4 million, unfavorable to the Company, and are recorded as a non-current liability.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in millions, except per share data)
Net sales	$1,020.1	$913.3	$699.7
Cost of goods and services sold	728.3	648.5	503.2

Gross profit	291.8	264.8	196.5
Research and development	16.1	11.1	7.9
Selling, general and administrative expenses	152.5	147.8	115.1
Restructuring, impairment and other charges	28.3	4.9	0.1

Operating profit	94.9	101.0	73.4
Loss on debt extinguishment	—	5.9	—
Interest expense	14.5	12.7	14.1
Interest income	(6.0)	(2.1)	(2.1)

Income before income taxes and minority interests	86.4	84.5	61.4
Income tax expense	17.2	24.6	17.7
Minority interests	0.5	0.3	0.1

Income from consolidated operations	68.7	59.6	43.6
Equity in net income of affiliated companies	2.5	1.9	2.4

Income from continuing operations	71.2	61.5	46.0
(Loss) income from discontinued operations, net of tax	(0.5)	5.6	0.4

Net income	$70.7	$67.1	$46.4

Net income per share:
Basic:
Continuing operations	$2.18	$1.91	$1.48
Discontinued operations	(0.02)	.18	.01

	$2.16	$2.09	$1.49

Assuming dilution:
Continuing operations	$2.06	$1.83	$1.41
Discontinued operations	(0.01)	.17	.01

	$2.05	$2.00	$1.42

Average common shares outstanding	32.7	32.2	31.1
Average shares assuming dilution	36.2	33.6	32.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in millions)
Net income	$70.7	$67.1	$46.4
Other comprehensive income, net of tax (tax amounts shown below for 2007, 2006, 2005):
Foreign currency translation adjustments	19.9	20.5	(29.8)
Minimum pension liability adjustments	—	(0.1)	0.5
Defined benefit pension and other postretirement plans:
Prior service cost arising during period, net of tax of $(0.7)	(1.2)	—	—
Net actuarial gain arising during period, net of tax of $3.4	6.4	—	—
Less: amortization of actuarial loss, net of tax of $1.0	1.6	—	—
Less: amortization of prior service credit included in net periodic benefit cost, net of tax of $(0.4)	(0.7)	—	—
Less: amortization of transition obligation included in net periodic benefit cost, net of tax of $0	0.1	—	—
Net unrealized (losses) gains on securities of affiliates, net of tax of $(0.4), $0.4 and $0.8	(0.6)	0.6	1.1
Net unrealized (losses) gains on derivatives, net of tax of $(1.3), $0.3 and $0.5	(2.1)	0.4	0.7

Other comprehensive income, net of tax	23.4	21.4	(27.5)

Comprehensive income	$94.1	$88.5	$18.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2007 and 2006

	2007	2006
	(in millions, except per share data)
ASSETS
Current assets:
Cash, including cash equivalents	$108.4	$47.1
Accounts receivable, net	136.1	109.5
Inventories	111.8	97.5
Short-term investments	21.0	—
Deferred income taxes	5.3	5.3
Other current assets	29.7	22.3

Total current assets	412.3	281.7

Property, plant and equipment	897.7	757.4
Less accumulated depreciation and amortization	416.0	372.7

Property, plant and equipment, net	481.7	384.7
Investments in affiliated companies	31.7	29.7
Goodwill	109.2	102.8
Pension asset	13.0	12.1
Deferred income taxes	61.0	29.8
Intangible assets, net	55.0	66.3
Other non-current assets	21.7	11.1

Total Assets	$1,185.6	$918.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	80.4	61.2
Pension and other postretirement benefits	1.8	1.6
Accrued salaries, wages and benefits	38.1	35.3
Income taxes payable	9.8	17.7
Taxes other than income	17.7	6.4
Deferred income taxes	2.5	2.7
Other current liabilities	32.1	31.5

Total current liabilities	182.9	156.9

Long-term debt	394.6	235.8
Deferred income taxes	46.6	43.5
Pension and other postretirement benefits	40.1	41.2
Other long-term liabilities	30.5	21.5

Total Liabilities	694.7	498.9

Commitments and contingencies (Note 17)	—	—
Minority interests	5.6	4.8
Shareholders' equity:
Preferred stock, shares authorized: 3.0 million; shares issued and outstanding: 2007—0; 2006—0	—	—
Common stock, par value $.25 per share; shares authorized: 50.0 million;
shares issued: 34.3 million in 2007 and 2006;
shares outstanding: 2007—32.3 million; 2006—32.9 million	8.6	8.6
Capital in excess of par value	64.3	52.8
Retained earnings	450.3	375.7
Accumulated other comprehensive income	33.6	10.6
Treasury stock, at cost (2007—2.1 million shares; 2006—1.4 million shares)	(71.5)	(33.2)

Total shareholders' equity	485.3	414.5

Total Liabilities and Shareholders' Equity	$1,185.6	$918.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2007, 2006 and 2005

	Common Stock					Treasury Stock
					Accumulated other comprehensive income (loss)
	Number of shares	Common Stock	Capital in excess of par value	Retained earnings		Number of shares	Treasury Stock	Total
	(in millions, except per share data)
Balance, December 31, 2004	34.3	$8.6	$24.5	$293.1	$36.4	(3.6)	$(55.9)	$306.7

Net income				46.4				46.4
Shares issued for business acquisitions			2.4			0.2	3.0	5.4
Shares issued under stock plans			8.1			0.8	11.9	20.0
Shares repurchased for employee tax withholdings						—	(0.8)	(0.8)
Excess tax benefit from stock option exercises			4.3					4.3
Shares repurchased						—	(0.1)	(0.1)
Cash dividends declared ($0.46 per share)				(14.5)				(14.5)
Changes—other comprehensive income					(27.5)			(27.5)

Balance, December 31, 2005	34.3	$8.6	$39.3	$325.0	$8.9	(2.6)	$(41.9)	$339.9

Net income				67.1				67.1
Shares issued under stock plans			2.6			1.2	10.0	12.6
Shares repurchased for employee tax withholdings						—	(1.3)	(1.3)
Excess tax benefit from stock option exercises			10.9					10.9
Cash dividends declared ($0.50 per share)				(16.4)				(16.4)
Changes—other comprehensive income					21.4			21.4
Adjustment to initially apply SFAS 158, net of tax					(19.7)			(19.7)

Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$414.5

Cumulative effect of adoption of FIN 48 (Note 5)				21.6				21.6
Net income				70.7				70.7
Shares issued under stock plans			9.3			0.4	3.7	13.0
Shares purchased under stock repurchase program						(1.0)	(39.4)	(39.4)
Shares repurchased for employee tax withholdings			(1.0)			(0.1)	(2.6)	(3.6)
Excess tax benefit from stock option exercises			3.2					3.2
Cash dividends declared ($0.54 per share)				(17.7)				(17.7)
Affiliate adoption of SFAS 158, net of tax					(0.4)			(0.4)
Changes—other comprehensive income					23.4			23.4

Balance, December 31, 2007	34.3	$8.6	$64.3	$450.3	$33.6	(2.1)	$(71.5)	$485.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

West Pharmaceutical Services, Inc. and Subsidiaries
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$70.7	$67.1	$46.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (gain) from discontinued operations, net of tax	0.5	(5.6)	(0.4)
Depreciation	51.6	48.1	40.5
Amortization	5.0	4.6	6.9
Stock-based compensation	5.1	14.5	8.1
Loss on sales of equipment and asset impairments	13.7	4.0	0.6
Deferred income taxes	(6.4)	4.9	2.7
Pension and other retirement plans	5.9	8.9	3.7
Equity in undistributed earnings of affiliates, net of dividends	(2.4)	(1.9)	(2.3)
Changes in assets/liabilities, net of discontinued operations and acquisitions:
(Increase) decrease in accounts receivable	(20.5)	2.8	(13.3)
Increase in inventories	(9.0)	(22.8)	(0.8)
Decrease (increase) in other current assets	3.9	(3.1)	(0.8)
Increase in accounts payable	16.0	15.8	7.1
Changes in other assets and liabilities	(4.9)	2.1	(12.8)

Net cash provided by operating activities	129.2	139.4	85.6

Cash flows from investing activities:
Capital expenditures	(129.4)	(90.3)	(54.1)
Proceeds from sale of investment	0.7	—	—
Acquisition of businesses, net of cash acquired	—	—	(174.8)
Acquisition of patents and other assets	(4.7)	—	—
Purchase of investments, net of redemptions	(22.7)	—	—
Other	0.2	0.4	1.5

Net cash used in investing activities	(155.9)	(89.9)	(227.4)

Cash flows from financing activities:
Issuance of convertible debt, net of costs	156.3	—	—
Prepayment of senior notes	—	(100.0)	—
Issuance of senior unsecured notes	—	100.1	—
Repayments under revolving credit agreements, net	(19.1)	(57.7)	131.6
Payment of fees under revolving credit agreements	—	—	(1.0)
Changes in other debt, including overdrafts	0.3	(2.0)	(10.0)
Dividend payments	(17.5)	(15.9)	(14.1)
Shares purchased under stock repurchase program	(39.4)	—	—
Issuance of common stock under employee stock plans	4.4	5.7	12.2
Excess tax benefit from stock option exercises	3.2	10.9	2.6
Shares repurchased for employee tax withholdings	(3.6)	(1.3)	(0.8)

Net cash provided by (used in) financing activities	84.6	(60.2)	120.5

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	4.4	(5.8)
Net cash provided by investing activities	—	—	13.3

Net cash provided by discontinued operations	—	4.4	7.5

Effect of exchange rates on cash	3.4	4.6	(6.2)

Net increase (decrease) in cash and cash equivalents	61.3	(1.7)	(20.0)
Cash and cash equivalents at beginning of period	47.1	48.8	68.8

Cash and cash equivalents at end of period	$108.4	$47.1	$48.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.2	$14.0	$13.2
Income taxes paid	$25.3	$15.0	$17.6
Dividends declared, not paid	$4.5	$4.3	$3.8

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

        Principles of Consolidation:    The consolidated financial statements include the accounts of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as "West", the "Company", "we", "us" or "our") after the elimination of intercompany transactions. We have no participation or other rights in variable interest entities.

        Use of Estimates:    The financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

        Reclassification:    Certain reclassifications were made to prior period financial statements to be consistent with the current year presentation. Consistent with our renewed emphasis on innovation, we began reporting a separate research and development line item in our income statement in 2007. Amounts previously reported as part of selling, general and administrative expense and cost of goods sold are now reported in the research and development line item for all periods presented.

        Cash and Cash Equivalents:    Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less at the time of purchase.

        Accounts Receivable:    Our accounts receivable balance at December 31, 2007 and 2006 was net of an allowance for doubtful accounts of $0.6 million and $0.9 million, respectively. We record the allowance based on a specific identification methodology.

        Inventories:    Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out ("FIFO") method. The following is a summary of inventories at December 31:

	2007	2006
	($ in millions)
Finished goods	$45.1	$43.4
Work in process	16.5	13.4
Raw materials	50.2	40.7

	$111.8	$97.5

        Short-Term Investments:    Short-term investments consist of our investment in a strategic cash portfolio fund managed by the Bank of America Corporation. The fund invests in a variety of asset-backed securities, the majority of which are rated AAA by Standard and Poors Corp. In December of 2007, the Bank of America announced that it would not accept new subscriptions or redemption requests and that it intends to liquidate the majority of the fund within one year.

        Property, Plant and Equipment:    Property, plant and equipment assets are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in restructuring, impairment and other charges. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, if shorter.

        Goodwill and Other Intangibles:    Goodwill and intangible assets with indefinite lives are tested for impairment in the fourth quarter following the completion of our annual long-range planning and budget process, or more frequently if an event occurs that indicates that there could be impairment. The first step of the impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to its implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss is recorded. Other intangible assets, including patents and licensed technology, are recorded at cost and are amortized using the straight-line method over their useful lives. Certain trademarks have been determined to have indefinite lives and therefore are not subject to amortization.

        Impairment of Long-Lived Assets:    Long-lived assets, including property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded for the difference between the asset's carrying value and its fair value. This loss is included in operating profit. For assets to be held and used in the business, management determines fair value by estimating the future cash flows to be derived from the asset and discounts these flows to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the anticipated proceeds to be received upon sale of the asset, less costs to sell.

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

        On December 31, 2006, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This standard requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholders' equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006. See Note 14, Benefit Plans, for a more detailed discussion of our pension and other retirement plans.

        Financial Instruments:    All derivatives are recognized as either assets or liabilities in the balance sheet and recorded at their fair value. We use financial instruments such as interest rate swap and forward exchange contracts, known as derivatives, to minimize the economic exposure related to fluctuating interest and foreign exchange rates. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the derivative's gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment.

        The ineffective portion of any derivative used in a hedging transaction, and the change in fair value of a derivative instrument with no hedging designation or purpose is recognized immediately into earnings.

        Foreign Currency Translation:    Foreign currency transaction gains and losses and translation gains and losses of subsidiaries operating in high-inflation economies are recognized in the determination of net income. Foreign currency translation adjustments of other subsidiaries and affiliates operating outside the U.S. are accumulated in other comprehensive income, a separate component of shareholders' equity.

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

        Shipping and Handling Costs:    Shipping and handling costs are included in cost of sales. Shipping and handling costs collected from customers in connection with the sale are included in net sales.

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

        Litigation:    We are from time to time party to lawsuits arising from our operations. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time. Legal costs in connection with loss contingencies are expensed as incurred.

        Income Taxes:    Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of our assets and liabilities. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries as such earnings are intended to be permanently reinvested.

        Stock-Based Compensation:    On January 1, 2005, we adopted SFAS No. 123(R), "Share Based Payment—Revised 2004," using the modified prospective transition method. Under this method, stock-

based employee compensation cost is recognized using the fair-value based method for all new awards granted after January 1, 2005. Additionally, compensation costs for unvested stock options and awards that were outstanding at January 1, 2005, are being recognized on a straight-line basis over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation".

        Net Income Per Share:    Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Net income per share assuming dilution considers the dilutive effect of outstanding stock option and award plans, based on the treasury stock method, as well as, convertible debt, based on the if-converted method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period. The if-converted method assumes conversion of the debt at the beginning of the reporting period (or at time of issuance, if later). In addition, interest charges applicable to the convertible debt, net of tax, are added back to net income.

Note 2:    Acquisitions

        On August 2, 2005, we acquired 90% of the equity interests in Medimop Medical Projects, Ltd. and its affiliated company Medimop USA LLC ("Medimop"). Medimop, a privately owned company headquartered in Ra'anana, Israel, is a leading developer of disposable medical devices for the mixing, transfer, reconstitution and administration of injectable drugs. We also received an option to purchase, at fair value, the remaining 10% ownership of the two companies, which generally becomes exercisable four years after the closing date.

        We paid total consideration of $40.0 million for the initial investment in Medimop, of which approximately $36.4 million was paid in cash and the balance by delivering 128,547 shares of our common stock issued at a fair value of $3.6 million. As of December 31, 2007, additional contingent cash consideration of up to $0.7 million may be payable depending on the achievement of annual operating goals over the period ending December 31, 2009.

        The Medimop purchase price was allocated as follows:

Asset (Liability)
($ in millions)
Inventories	$0.9
Accounts receivable	2.2
Other current assets	3.1
Property, plant and equipment	1.8
Goodwill	29.8
Intangible assets	17.4
Current liabilities	(5.5)
Minority interest	(4.1)
Noncurrent liabilities and deferred taxes	(5.6)

Total consideration	$40.0

        The acquired intangible assets and their respective remaining useful lives were as follows:

	Estimate of Fair Value	Remaining Useful Life
	($ in millions)
Trademarks	$1.2	12 Years
Patents	3.7	12 Years
Covenant not to compete	3.8	7 Years
Customer relationships	8.7	10 Years

	$17.4

        The amortization expense for 2007 for these intangible assets was $2.0 million. The estimated annual amortization expense of these intangible assets for the next five years is approximately $1.8 million per year.

        On May 20, 2005, we completed our acquisition of substantially all of the assets of the Tech Group, Inc. ("TGI"), including the outstanding stock of, or other equity interests in, TGI's wholly owned subsidiaries in the United States, Puerto Rico, Ireland and Mexico. TGI offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to the healthcare and consumer industries. The total purchase price was $140.5 million.

        The allocation of the purchase price to assets acquired and liabilities assumed was based on estimates of fair value determined by management. The fair value of customer contracts and customer relationships was estimated using a variation of the income approach; a method estimating the fair value of an asset based on the cash flows that an asset can be expected to generate over its useful life. The remaining useful life of acquired assets was determined by reference to the period over which the asset is expected to contribute to future cash flows. Trademarks acquired in the TGI acquisition were assigned an indefinite useful life as management intends to continue to utilize them for the foreseeable future and there are no known legal, regulatory, contractual or economic factors which limit their useful life.

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

        The acquired intangible assets and their respective remaining useful lives were as follows:

	Estimate of Fair Value	Remaining Useful Life
	($ in millions)
Trademarks	$10.0	Indefinite
Customer contracts	22.7	20 Years
Customer relationships	20.5	25 Years

	$53.2

        The amortization expense for 2007 for these intangible assets was $2.0 million. During 2007, we recorded a $12.9 million impairment charge on one of the acquired customer contracts. See Note 4, Restructuring, Impairment and Other Charges, for further information. The estimated annual amortization expense of the remaining intangible assets for each of the next five years is approximately $1.3 million per year.

        The following unaudited pro forma summary combines our results with the results of operations of Medimop and TGI as if the acquisitions had occurred at the beginning of 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

2005
($ in millions, except per share data)
Net sales	$770.4
Income from continuing operations	47.7
Net income	48.1
Income from continuing operations per diluted share	$1.47
Net income per diluted share	$1.48

        On February 11, 2005, we acquired 100% of the outstanding stock of Monarch Analytical Laboratories, Inc. ("Monarch"). Monarch is a contract laboratory business that performs testing of pharmaceutical packaging components specializing in plastic and glass materials. On the closing date, we paid $2.0 million in cash and 70,586 shares of our common stock valued at $1.8 million for Monarch. Additionally, we assumed, and subsequently paid, debt in the amount of $1.9 million.

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

Note 3:    Discontinued Operations

        In 2007, we recorded a $0.5 million provision, or ($0.01) per diluted share, for potential claims resulting from the 2005 divestiture of our former drug delivery business.

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

        2005 income from discontinued operations was $0.4 million, or $0.01 per diluted share. The sale of the clinical services unit in August 2005 for $6.2 million resulted in a pre-tax gain of $0.7 million ($0.5 million net of tax). Prior to its divestiture, the clinical services unit generated sales of $7.9 million and operating income of $1.6 million ($1.0 million, net of tax). This income was more than offset by operating losses and other costs associated with the sale of our former drug delivery business completed in the first quarter of 2005 totaling $1.9 million ($1.1 million, net of tax).

Note 4:    Restructuring, Impairment and Other Charges

        Restructuring, impairment and other charges consist of:

	2007	2006	2005
	($ in millions)
Restructuring and related charges (credits)
Severance and post-employment benefits	$2.0	$—	$—
Equipment write-downs	1.1	—	—
Contract termination costs	0.3	—	(1.3)

Total restructuring and related charges (credits)	3.4	—	(1.3)

Impairment charges	12.9	2.5	0.5
Other charges:
Brazilian excise and other tax related charges	10.1	—	—
Foreign exchange losses	0.7	0.7	0.5
Loss on sales of equipment	1.1	1.5	0.1
Other, net	0.1	0.2	0.3

Total other charges	12.0	2.4	0.9

Total restructuring, impairment and other charges	$28.3	$4.9	$0.1

Restructuring Charges

        On December 11, 2007, the Board of Directors of the Company unanimously approved a restructuring plan for our Tech Group segment. The plan proactively addresses anticipated changes in customers' marketing plans for certain products and aligns the plant capacity and workforce with the current business outlook and longer-term strategy of focusing the business on proprietary products. The total cost of the restructuring plan is estimated at approximately $12.0 million, consisting of $3.8 million in severance obligations for approximately 250 employees representing 13% of the segment's workforce, $4.7 million in asset related charges and $3.5 million for lease and contract termination fees. We incurred $3.4 million of these restructuring charges in 2007, and expect to incur costs of approximately $8.6 million by the end of 2008.

        The following table details activity related to our restructuring obligations:

	Severance and benefits	Other Costs	Total
	($ in millions)
Balance, December 31, 2005	$0.2	$—	$0.2

Cash payments	(0.2)	—	(0.2)

Balance, December 31, 2006	—	—	—

2007 provision	2.0	1.4	3.4
Non-cash adjustment	—	(1.1)	(1.1)
Cash payments	(0.1)	—	(0.1)

Balance, December 31, 2007	$1.9	$0.3	$2.2

        The $1.1 million non-cash adjustment represents the write-off of redundant equipment and other assets during 2007. We expect all payments associated with the plan to be completed by December 2008.

Impairment Charges

        Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics. On October 18, 2007, Pfizer announced its decision to discontinue marketing Exubera®, thereby returning the product marketing rights to Nektar. Although we will continue to work with and support Nektar as they determine how to proceed with this product line, we do not currently anticipate any revenue from the Exubera® device in 2008 or subsequent periods. Accordingly, we recorded a $12.9 million impairment charge representing our full net investment in the Nektar contract intangible asset at December 31, 2007. Under an agreement reached with Nektar in February 2008, Tech Group will receive full reimbursement for, among other things, severance related employee costs, inventory, purchased raw materials and components, lease and other facility costs. The agreement also provides funding for the Tech Group to maintain its production facility through December 31, 2008 while Nektar decides how to resolve its plans for the Exubera® product.

        During 2006, our Pharmaceutical Systems segment recorded a $2.5 million charge connected with the impairment of assets involved in the production and licensing of one of our reconstitution products following a substantial reduction in projected orders, causing a decline in our fair value estimates for this product line. The impairment charge included a $1.6 million reduction to the value of the dedicated production assets for this product, a $0.5 million minimum royalty payment called for under our licensing agreement and a $0.4 million decrease in the value of our licensing rights.

        2005 results included a $0.5 million impairment of our investment in a company that had been developing genomics analysis technology following that company's unsuccessful efforts in finding a commercial sponsor.

Other Charges

        During 2007, we increased our accruals for a series of excise, gross receipts and value-added tax contingencies by $10.1 million. The increased provisions followed a detailed review of several related tax cases pending in the Brazilian courts, which now indicate that it is probable that the positions taken on previous tax filings, some of which date back to the late 1990's, will not be sustained.

Note 5:    Income Taxes

Financial Accounting Standards Board ("FASB") Interpretation No. 48

        On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and is reflected as an adjustment to the opening balance of retained earnings for 2007.

        The Company recognizes interest costs related to income taxes in interest expense and penalties within restructuring, impairment and other charges. During the year ended December 31, 2007, we recognized approximately $0.1 million in interest and penalties. Accrued interest was $0.7 million and $0.6 million at December 31, 2007 and 2006, respectively.

        Because we are a global organization, we and our subsidiaries file income tax returns in the United States (U.S.) federal jurisdiction and various state and foreign jurisdictions. During 2007, the statute of limitations for the 2003 U.S. federal tax year lapsed, leaving tax years 2004 through 2006 open to examination in the U.S. federal tax jurisdiction. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2006.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)
Balance at January 1, 2007	$10.1
Additions for tax positions taken in the current year	0.7
Additions for tax positions of prior years	0.7
Reduction for expiration of statute of limitations	(1.3)

Balance at December 31, 2007	$10.2

        As of December 31, 2007, we had approximately $10.2 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. We anticipate that the amount of unrecognized tax benefits may change in the next 12 months; however, due to uncertainties in timing, it is not reasonably possible to estimate a range of the possible change.

SFAS No. 109 Disclosures:

        The components of income before income taxes and minority interests are:

	2007	2006	2005
	($ in millions)
U.S. operations	$25.6	$17.8	$7.1
International operations	60.8	66.7	54.3

Total income before income taxes and minority interests	$86.4	$84.5	$61.4

        The related provision for income taxes from continuing operations consists of:

	2007	2006	2005
	($ in millions)
Current:
Federal	$0.5	$0.4	$(2.0)
State	—	(0.5)	0.5
International	23.1	19.8	16.5

Current income tax provision	23.6	19.7	15.0

Deferred:
Federal	0.3	3.1	2.3
International	(6.7)	1.8	0.4

Deferred income tax provision	(6.4)	4.9	2.7

Provision for income taxes, continuing operations	$17.2	$24.6	$17.7

        The components of deferred income taxes recognized in the balance sheet at December 31 are as follows:

	2007	2006
	($ in millions)
Current assets	$5.3	$5.3
Noncurrent assets	88.0	55.1
Noncurrent valuation allowance	(27.0)	(25.3)
Current liabilities	(2.5)	(2.7)
Noncurrent liabilities	(46.6)	(43.5)

Deferred tax asset (liability)	$17.2	$(11.1)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of our deferred tax assets and liabilities at December 31 are:

	2007	2006
	($ in millions)
Deferred tax assets
Net operating loss carryforwards	$32.2	$21.4
Tax credit carryforwards	17.8	10.5
Restructuring and impairment charges	5.2	—
Capital loss carryforwards	1.4	1.4
Pension and deferred compensation	15.2	14.3
Other	15.2	10.7
Valuation allowance	(27.0)	(25.3)

Total deferred tax assets	60.0	33.0

Deferred tax liabilities:
Accelerated depreciation	34.7	40.0
Other	8.1	4.1

Total deferred tax liabilities	42.8	44.1

Net deferred tax asset (liability)	$17.2	$(11.1)

        A reconciliation of the U.S. statutory corporate tax rate to our effective consolidated tax rate on income before income taxes from continuing operations follows:

	2007	2006	2005
U.S. statutory corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(4.2)	(2.6)	(3.2)
Non-benefited losses	2.5	1.5	4.1
Reversal of prior valuation allowance	(4.2)	(1.9)	(2.2)
Tax on repatriated earnings under AJCA, net of credits	—	—	2.5
Reversal of reserves related to closed years	(1.5)	(1.4)	(2.9)
U.S. tax on international earnings, net of foreign tax credits	(4.1)	(1.3)	(4.5)
State income taxes, net of federal tax benefit	(3.2)	(3.4)	(1.6)
Other	(0.4)	3.2	1.8

Effective tax rate, continuing operations	19.9%	29.1%	29.0%

        Income tax expense in 2007 includes the reversal of a $3.2 million valuation allowance related to certain tax credits generated in previous periods that was initially provided due to uncertainty in the generation of sufficient taxable income to utilize the credits.

        At December 31, 2007, we had U.S. federal net operating loss carryforwards of $28.5 million and state operating loss carryforwards of $215.0 million, which created deferred tax assets of $10.0 million and $14.2 million, respectively; and foreign operating loss carryforwards of $32.9 million, which created a deferred tax asset of $8.0 million. Management estimates that the state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $6.0 million in 2008 and $209.0 million after 2009. Foreign loss carryforwards will expire as follows: $1.3 million in 2008, $1.0 million in 2009 and $30.6 million with no expiration date.

        As of December 31, 2007, we had available foreign tax credit carryforwards of $11.4 million expiring as follows: $0.2 million in 2011, $2.6 million in 2012, $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, and $2.9 million in 2017. We have U.S. federal, state and foreign research and development credit carryforwards of $5.1 million, $0.2 million and $1.1 million, respectively. The $5.1 million of U.S. federal research and development credits expire as follows: $0.5 million expire in 2021, $0.5 million expire in 2022 and $4.1 million expire after 2022. The state research and development credits of $0.2 million have been fully reserved. The foreign research and development credits have an indefinite carryforward.

        As of December 31, 2007, we had available capital loss carryforwards of $1.4 million with no capital gains offset. As the result of an Internal Revenue Service closing agreement, we also realized an additional $8.1 million benefit in the basis of an investment related to the disposition of our former drug delivery business, creating a deferred tax asset of $3.2 million. Both the capital loss and basis adjustment totaling $4.6 million have been fully reserved.

        The American Jobs Creation Act of 2004 (the "AJCA") provided for a special one-time elective dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During 2005, we repatriated approximately $166 million, of which $141 million qualified for the special one-time elective dividends-received deduction and $25 million constituted earnings that do not qualify under the Act. We recorded tax expense of $1.5 million related to the repatriation.

        Undistributed earnings of foreign subsidiaries amounted to $319.4 million at December 31, 2007, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

Note 6:    Segment Information

        Our operations are comprised of two reportable segments: Pharmaceutical Systems and Tech Group. The Pharmaceutical Systems segment focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Pharmaceutical Systems segment has two operating segments: the Americas and Europe/Asia Pacific. These segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products in their respective geographic regions, use a similar distribution process and have a common customer base. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to the healthcare and consumer industries.

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

        The following table provides information on sales by significant product group:

	2007	2006	2005
	($ in millions)
Pharmaceutical packaging	$603.3	$516.8	$422.3
Disposable medical components	120.4	109.2	97.4
Laboratory and other services	18.1	18.1	18.6

Pharmaceutical Systems	741.8	644.1	538.3

Healthcare devices	188.8	155.6	76.5
Consumer products	73.3	84.4	63.2
Tooling and other services	27.1	39.2	30.4

Tech Group	289.2	279.2	170.1

Intersegment sales	(10.9)	(10.0)	(8.7)

Net sales	$1,020.1	$913.3	$699.7

        We did not have any customers accounting for greater than 10% of consolidated net sales in 2007 and 2006. In 2005, we had sales to one customer of approximately $74.7 million.

        The following table presents sales and long-lived assets by the country in which the legal subsidiary is domiciled and assets are located.

	Sales			Property, Plant and Equipment
	2007	2006	2005	2007	2006	2005
	($ in millions)
United States	$496.4	$464.5	$344.5	$209.9	$185.3	$171.3
Germany	114.7	97.7	79.5	111.0	78.5	61.7
France	99.8	73.7	63.5	43.1	38.2	31.7
Other European countries	193.6	174.4	145.1	70.8	51.5	38.2
Other	115.6	103.0	67.1	46.9	31.2	25.1

	$1,020.1	$913.3	$699.7	$481.7	$384.7	$328.0

        The following table provides summarized financial information for our segments:

	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
	($ in millions)
2007
Net sales	$741.8	$289.2	$(10.9)	$1,020.1
Income before income taxes and minority interests	141.9	11.6	(67.1)	86.4
Segment assets	737.7	247.4	200.5	1,185.6
Capital expenditures	108.1	20.9	0.4	129.4
Depreciation and amortization expense	39.0	15.9	1.7	56.6
2006
Net sales	$644.1	$279.2	$(10.0)	$913.3
Income before income taxes and minority interests	129.7	18.1	(63.3)	84.5
Segment assets	576.7	248.2	93.3	918.2
Capital expenditures	62.3	26.7	1.3	90.3
Depreciation and amortization expense	34.4	16.6	1.7	52.7
2005
Net sales	$538.3	$170.1	$(8.7)	$699.7
Income before income taxes and minority interests	95.0	9.1	(42.7)	61.4
Segment assets	513.9	215.3	104.3	833.5
Capital expenditures	38.3	13.2	2.6	54.1
Depreciation and amortization expense	30.9	14.7	1.8	47.4

Note 7:    Net Income Per Share

        The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share.

	2007	2006	2005
	($ and shares in millions)
Income from continuing operations	$71.2	$61.5	$46.0
Discontinued operations, net of tax	(0.5)	5.6	0.4

Net income, as reported, for basic net income per share	70.7	67.1	46.4
Plus: interest expense on convertible debt, net of tax	3.4	—	—

Net income for diluted net income per share	$74.1	$67.1	$46.4

Weighted average common shares outstanding	32.7	32.2	31.1
Assumed stock options exercised and awards vested, based on the treasury stock method	1.2	1.4	1.4
Assumed conversion of convertible debt, based on the if-converted method	2.3	—	—

Weighted average shares assuming dilution	36.2	33.6	32.5

        Options outstanding which are not included in the computation of diluted earnings per share because their impact is antidilutive are 0.3 million, 0.3 million and 0.4 million for fiscal years 2007, 2006 and 2005, respectively.

Note 8:    Comprehensive Income

        Comprehensive income consists of reported net income and other comprehensive income, which reflects revenues, expenses and gains and losses that generally accepted accounting principles exclude from net income. For us, the items excluded from current net income are cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and pension liability adjustments.

        The components of accumulated other comprehensive income, net of tax, at December 31 are as follows:

	2007	2006
	($ in millions)
Foreign currency translation	$53.5	$33.6
Unrealized gains on securities of affiliates	1.7	2.3
Unrealized gains on derivatives	(1.0)	1.1
Defined benefit pension and other postretirement plans	(20.6)	(26.4)

	$33.6	$10.6

        Defined benefit pension and other postretirement plan adjustments for 2007 include the adoption of SFAS 158 by one of our affiliates in the amount of $0.4 million (see Note 12, Affiliated Companies). This amount is excluded from other comprehensive income.

Note 9:    Stock Repurchase Program

        On August 8, 2007, the Company's Board of Directors announced that it had authorized a share repurchase program of up to one million shares of the Company's common stock. The program will allow the Company to repurchase its shares on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. The timing of such transactions will depend on a variety of factors, including market conditions. During the year ended December 31, 2007, the Company purchased 980,300 shares of its common stock under this program at a cost of $39.4 million, or an average price of $40.23 per share. On February 27, 2008, the Company announced that it does not intend to make further share repurchases.

Note 10:    Goodwill and Intangibles

        The changes in the carrying amount of goodwill by reportable segment are as follows:

	Pharmaceutical Systems	Tech Group	Total
	($ in millions)
Balance, December 31, 2005	$63.6	$25.9	$89.5

Adjustment to goodwill for prior acquisitions	—	7.5	7.5
Foreign currency translation	5.8	—	5.8

Balance, December 31, 2006	69.4	33.4	102.8

Foreign currency translation	5.7	0.7	6.4

Balance, December 31, 2007	$75.1	$34.1	$109.2

        During 2006, restricted cash paid as part of the original 2005 TGI purchase price of $140.5 million was released and paid to the sellers upon the achievement of certain earnings targets called for in the acquisition agreement. The release of the restricted cash balance of $7.1 million and related interest income of $0.4 million resulted in additional goodwill of $7.5 million in 2006.

        Intangible assets and accumulated amortization as of December 31 were as follows:

	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	($ in millions)
Patents	$10.8	$(2.7)	$6.1	$(2.0)
Trademarks	11.4	(0.3)	11.2	(0.1)
Customer relationships	30.5	(4.3)	29.8	(2.5)
Customer contracts	8.3	(1.1)	22.7	(1.9)
Non-compete agreements	3.8	(1.4)	3.8	(0.8)

	$64.8	$(9.8)	$73.6	$(7.3)

        During 2007, our Pharmaceutical Systems segment acquired a patent and a license for a total of $4.4 million. These assets are being amortized over their remaining useful life, which was determined to be approximately 14 years.

        Our Tech Group segment is one of two contract manufacturers for the inhalation delivery device used with Exubera®, a pulmonary insulin product developed by our customer Nektar Therapeutics. On October 18, 2007, Pfizer announced its decision to discontinue marketing Exubera®, thereby returning the product marketing rights to Nektar. Although we will continue to work with and support Nektar as they determine how to proceed with this product line, we do not currently anticipate any revenue from the Exubera® device in 2008 or subsequent periods. Accordingly, we have recorded a $12.9 million impairment charge on our Nektar contract intangible asset, which represents a cost of $14.8 million less accumulated amortization of $1.9 million as of December 31, 2007. This loss is included in restructuring, impairment and other charges.

        The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $1.6 million for the twelve month period ended December 31, 2007. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $4.2 million and $2.1 million, respectively. Estimated annual amortization expense for the years ending December 31, 2008 to 2011 is $3.2 million and for the year ending December 31, 2012 is $3.0 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

        Under certain long-term supply contracts, we incur design and development costs for molds, dies, and other tools that are owned by our customers but will be used by us in production. These arrangements include a contractual guarantee for reimbursement of our costs as parts are produced under the supply agreement, including guaranteed minimum order quantities. Other noncurrent assets include tooling and mold costs under these long-term supply arrangements totaling $0.3 million and $0.9 million at December 31, 2007 and 2006, respectively. These costs are amortized into cost of goods sold on a units-of-production basis, in the same period that the related revenue under the supply contract is received. We recorded amortization expense on these agreements of $0.6 million, $0.4 million and $4.8 million for the years ended 2007, 2006 and 2005, respectively.

Note 11:    Property, Plant and Equipment

        A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Expected useful lives (years)	2007	2006
	($ in millions)
Land		$12.6	$8.1
Buildings and improvements	5-50	215.1	180.6
Machinery and equipment	3-15	500.4	442.9
Molds and dies	4-7	72.1	69.2
Construction in progress		97.5	56.6

		$897.7	$757.4

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $51.6 million, $48.1 million and $40.5 million, respectively.

        Capitalized leases included in 'buildings and improvements' were $3.2 million and $2.3 million at December 31, 2007 and 2006, respectively. Capitalized leases included in 'machinery and equipment' were $2.3 million and $1.2 million at December 31, 2007 and 2006, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $1.6 million and $0.4 million at December 31, 2007 and 2006, respectively.

        The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $0.7 million and $0.6 million, respectively.

Note 12: Affiliated Companies

        At December 31, 2007, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd.	Japan	25%

        Unremitted income of affiliated companies included in consolidated retained earnings amounted to $24.0 million, $21.6 million and $19.8 million at December 31, 2007, 2006 and 2005, respectively. Dividends received from affiliated companies were $0.1 million annually for 2007, 2006 and 2005.

        Our equity in unrealized gains of Daikyo Seiko, Ltd.'s investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive income, a separate component of shareholders' equity, was $1.7 million, $2.3 million and $1.7 million at December 31, 2007, 2006 and 2005, respectively. Our equity in Daikyo's cumulative effect of their adoption of SFAS 158, also included in accumulated other comprehensive income, was $0.4 million at December 31, 2007.

        Our purchases and royalty payments made to affiliates totaled $31.3 million, $24.1 million and $20.6 million, respectively, in 2007, 2006 and 2005, of which $4.3 million and $1.9 million was due and payable as of December 31, 2007 and 2006, respectively. These transactions primarily relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $0.9 million, $0.8 million and $0.5 million, respectively, in 2007, 2006 and 2005, of which $0.2 million was receivable as of December 31, 2007 and 2006.

        In addition to affiliates accounted for under the equity method, we also have affiliates that are accounted for as cost investments. These cost investments are carried at the lower of cost or market. In March 2007, the Tech Group segment sold its investment in a tool shop located in Ireland for $0.7 million and recorded a gain on sale of investment for $0.4 million.

        At December 31, the aggregate carrying amount of investments in affiliated companies was as follows:

	2007	2006
	($ in millions)
Equity companies	$30.6	$28.4
Cost companies	1.1	1.3

	$31.7	$29.7

Note 13: Debt

        At December 31, 2007 and 2006, we had short-term obligations under capital leases of $0.5 million. These obligations were primarily denominated in Euros and carried a weighted average interest rate of 5.4%.

        The following table summarizes our long-term debt obligations at December 31:

	2007	2006
	($ in millions)
Capital leases, due 2008 (5.0%)	$—	$0.1
Capital leases, due 2010 (5.5%)	0.5	0.7
Capital leases, due 2012 (5.3%)	0.7	—
Revolving credit facility, due 2011 (2.8%)	36.9	52.9
Series A floating rate notes, due 2012 (5.8%)	50.0	50.0
Series B floating rate notes, due 2015 (5.9%)	25.0	25.0
Euro note A, due 2013 (4.2%)	30.0	26.8
Euro note B, due 2016 (4.4%)	90.0	80.3
Convertible debt, due 2047 (4.0%)	161.5	—

	$394.6	$235.8

        Our long-term capital lease obligations as of December 31, 2007 are in connection with the financing of equipment purchases and are denominated in Euros.

        As of December 31, 2007, we have $36.9 million of borrowings under our multi-currency revolving credit agreement due in 2011. These borrowings were denominated in the following currencies: $24.0 million in Japanese Yen, $8.5 million in Danish Krones, and $4.4 million in Euros. Borrowings under the revolving credit facility are at variable rates determined by reference to the applicable London Interbank Offering Rates ("LIBOR") plus a margin ranging from 0.5 percentage points to 1.375 percentage points determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. Our credit agreement contains a $200 million committed credit facility and an "accordion" feature under which the credit facility may be temporarily increased to $250 million. We pay a quarterly commitment fee ranging from 0.125% to

0.30% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement of $36.9 million together with outstanding letters of credit of $5.7 million result in an unused commitment level of $157.4 million under the facility at December 31, 2007. The $24.0 million Japanese Yen-denominated note is accounted for as a hedge of our net investment in a Japanese affiliate.

        On July 28, 2005, we concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million maturing on July 28, 2012 ("Series A Notes") and $25.0 million maturing on July 28, 2015 ("Series B Notes"). The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 0.8 percentage points and the Series B Notes at LIBOR plus 0.9 percentage points. We entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on the Series A and B floating rate notes (discussed in Note 15, Financial Instruments), which effectively fix the interest rates at 5.32% and 5.51%, respectively.

        On February 27, 2006 we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $30.0 million at December 31, 2007) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($90.0 million at December 31, 2007) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. These Euro-denominated notes are accounted for as a hedge of our investment in our European operations. The proceeds of the Euro notes were used to prepay $100.0 million of our 6.81% senior notes with an original maturity date of April 8, 2009. As required by the note purchase agreement, we incurred costs of approximately $5.9 million in connection with the prepayment.

        On March 14, 2007, the Company issued $150.0 million of Convertible Junior Subordinated Debentures ("debentures") due March 15, 2047. On April 3, 2007, the underwriters exercised an over-allotment option resulting in the issuance of an additional $11.5 million of debentures, bringing the total aggregate principal amount outstanding to $161.5 million. The debentures bear interest at a rate of 4% annually and are convertible into shares of the Company's common stock at an initial conversion rate, subject to adjustment, of 17.8336 shares per $1,000 of principal amount, which equals a conversion price of approximately $56.07 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of December 31, 2007, no debentures have been converted.

        Total net proceeds from this offering were $156.3 million. We have and may use the proceeds for general corporate purposes, which include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and repurchasing our capital stock. In connection with the offering, we incurred debt issuance costs in the amount of $5.2 million, consisting of underwriting discounts and commissions, legal and other professional fees. These costs are recorded as a noncurrent asset and are being amortized as additional interest expense over the term of the debentures.

        Covenants included in our senior debt agreements conform to those in our revolving credit agreement.

        Interest costs incurred during 2007, 2006 and 2005 were $16.4 million, $13.4 million and $14.7 million, respectively, of which $1.9 million, $0.7 million and $0.6 million, respectively, were capitalized as part of the cost of constructing certain assets.

        The aggregate annual maturities of long-term debt are as follows: 2010—$0.5 million, 2011—$36.9 million, 2012—$50.7 million, and thereafter—$306.5 million.

Note 14: Benefit Plans

        Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal life insurance benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk ("HMO") coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution savings plan for certain salaried and hourly U.S. employees.

        On October 17, 2006, our Board of Directors approved an amendment to our U.S. qualified defined benefit pension plan, effective January 1, 2007. Benefits earned under the former plan's pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006. Under the amended plan, new cash-balance formulas were implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of a participant's compensation will be credited to a participant account each year. This amendment resulted in an $18.8 million reduction in our projected benefit obligations at December 31, 2006. The impact of this plan amendment will be recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment. Our Board also adopted certain 'safe harbor' features to our 401(k) savings plan, covering certain salaried and hourly U.S. employees, effective January 1, 2007. In addition, the Company increased its contributions to a 100% match on the first 3% of employee base compensation contributions, and a 50% match on the next 2% of employee contributions. Our contributions were $2.3 million for 2007 and $1.4 million for both 2006 and 2005.

        On December 31, 2006, we adopted SFAS 158. This standard required the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholders' equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

Pension and Other Retirement Benefits

        The components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Pension benefits			Other retirement benefits
	2007	2006	2005	2007	2006	2005
	($ in millions)
Net periodic benefit cost:
Service cost	$7.7	$5.4	$5.5	$1.0	$1.0	$0.9
Interest cost	13.3	13.2	11.9	0.9	0.8	0.7
Expected return on assets	(16.2)	(14.8)	(15.3)	—	—	—
Amortization of prior service (credit) cost	(1.2)	0.7	0.7	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	—	—	—
Recognized actuarial losses	2.6	3.9	3.0	—	—	—

Net periodic benefit cost	$6.3	$8.5	$5.9	$2.0	$1.9	$1.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Minimum pension liability adjustments	$—	$0.1	$(0.5)	$—	$—	$—
Net gain arising during period	(7.8)	—	—	(2.0)	—	—
Prior service cost arising during period	1.9	—	—	—	—	—
Amortization of prior service credit (cost)	1.2	—	—	(0.1)	—	—
Amortization of transition obligation	(0.1)	—	—	—	—	—
Amortization of actuarial loss	(2.6)	—	—	—	—	—

Total recognized in other comprehensive income	$(7.4)	$0.1	$(0.5)	$(2.1)	$—	$—

Total recognized in net periodic benefit cost and other comprehensive income	$(1.1)	$8.6	$5.4	$(0.1)	$1.9	$1.7

        Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
	2007	2006	2005	2007	2006	2005
	($ in millions)
U.S. plans	$4.1	$6.5	$3.4	$2.0	$1.9	$1.7
International plans	2.2	2.0	2.5	—	—	—

Net periodic benefit cost	$6.3	$8.5	$5.9	$2.0	$1.9	$1.7

        The following tables present the changes in the benefit obligation and the fair value of plan assets, as well as, the funded status of the plans:

	Pension benefits		Other retirement benefits
	2007	2006	2007	2006
	($ in millions)
Change in benefit obligation:
Benefit obligation, January 1	$(226.6)	$(237.5)	$(14.6)	$(13.4)
Service cost	(7.7)	(5.4)	(1.0)	(1.0)
Interest cost	(13.3)	(13.2)	(0.9)	(0.8)
Participants' contributions	—	—	(0.4)	(0.3)
Actuarial gain (loss)	9.4	6.8	2.0	0.1
Amendments/transfers in	(1.7)	18.0	—	—
Benefits/expenses paid	10.1	9.0	0.8	0.8
Foreign currency translation	(1.9)	(4.3)	—	—

Benefit obligation, December 31	$(231.7)	$(226.6)	$(14.1)	$(14.6)

	Pension benefits		Other retirement benefits
	2007	2006	2007	2006
	($ in millions)
Change in plan assets:
Fair value of assets, January 1	$210.5	$192.5	$—	$—
Actual return on assets	14.0	23.7	—	—
Employer contribution	2.0	1.0	0.4	0.5
Participants' contribution	—	—	0.4	0.3
Benefits/expenses paid	(10.1)	(9.0)	(0.8)	(0.8)
Foreign currency translation	0.5	2.3	—	—

Fair value of plan assets, December 31	$216.9	$210.5	$—	$—

Funded status at end of year	$(14.8)	$(16.1)	$(14.1)	$(14.6)

        International pension plan assets, at fair value, included in the preceding table were $20.8 million and $20.1 million at December 31, 2007 and 2006, respectively.

        Amounts recognized in the balance sheet are as follows:

	Pension benefits		Other retirement benefits
	2007	2006	2007	2006
	($ in millions)
Noncurrent asset	$13.0	$12.1	$—	$—
Current liabilities	(0.9)	(0.8)	(0.9)	(0.8)
Noncurrent liabilities	(26.9)	(27.4)	(13.2)	(13.8)

	$(14.8)	$(16.1)	$(14.1)	$(14.6)

        The amounts in accumulated other comprehensive income, pre-tax, consist of:

	Pension benefits		Other retirement benefits
	2007	2006	2007	2006
	($ in millions)
Net actuarial loss (gain)	$42.9	$53.3	$(1.6)	$0.4
Transition obligation	1.1	1.2	—	—
Prior service (credit) cost	(10.6)	(13.7)	0.5	0.6

Accumulated other comprehensive income	$33.4	$40.8	$(1.1)	$1.0

        The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $1.9 million, $0.1 million and $(1.1) million, respectively. The prior service cost for the other retirement benefit plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.1 million.

        The accumulated benefit obligation for all defined benefit pension plans was $229.5 million and $224.9 million at December 31, 2007 and 2006, respectively, including $37.3 million and $37.9 million for international pension plans, respectively.

        The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $48.6 million and $20.8 million, respectively, as of December 31, 2007 and $48.2 million and $20.1 million, respectively, as of December 31, 2006. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $46.4 million and $20.8 million, respectively, as of December 31, 2007 and $46.6 million and $20.1 million, respectively, as of December 31, 2006.

        Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

	Domestic Plans	International Plans	Total
	($ in millions)
2008	$10.5	$1.1	$11.6
2009	12.0	1.2	13.2
2010	12.9	1.3	14.2
2011	14.3	1.9	16.2
2012	15.8	1.4	17.2
2013-2017	100.2	10.5	110.7

	$165.7	$17.4	$183.1

        In 2008, we expect to contribute approximately $0.9 million to pension plans, of which $0.4 million is for international plans. We also expect to contribute $0.9 million to other retirement plans in 2008. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

        Weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension benefits			Other retirement benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.86%	5.52%	5.62%	5.70%	5.65%	5.75%
Rate of compensation increase	4.73%	4.68%	4.62%	—	—	—
Long-term rate of return of assets	7.86%	7.85%	8.51%	—	—	—

        Weighted average assumptions used to determine the benefit obligations are as follows:

	Pension benefits		Other retirement benefits
	2007	2006	2007	2006
Discount rate	6.15%	5.73%	6.00%	5.70%
Rate of compensation increase	4.73%	4.68%	—	—

        The discount rate used to determine the benefit obligations for U.S. plans was 6.25% and 5.90% for the years ended December 31, 2007 and 2006, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 5.67% and 4.93% for the years ended December 31, 2007 and 2006, respectively. The rate of compensation increase for U.S. plans was 5.00% for all years presented while the weighted average rate for all international plans was 2.88% for both 2007 and 2006. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 90% of global plan assets, was 8.00% for the years ended December 31, 2007 and 2006, and 8.75% for the year ended December 31, 2005.

        The assumed healthcare cost trend rate used is 9.50% for all participants in 2007, decreasing to 5.50% by 2012. Increasing or decreasing the assumed healthcare cost trend rate by one percentage point would result in a $0.8 million increase or decrease, respectively, in the postretirement obligation. The related change in the aggregate service and interest cost components of the 2007 plan expense would be a $0.2 million increase or a $0.1 million decrease, respectively.

        The weighted average asset allocations by asset category, for our pension plans, are as follows:

	2007	2006
Equity securities	66%	66%
Debt securities	33%	33%
Cash	1%	1%

	100%	100%

        Our U.S. pension plan is managed as a balanced portfolio comprised of two components: equity and fixed income debt securities. Equity investments are used to maximize the long-term real growth of fund assets, while fixed income investments are used to generate current income, provide for a more stable periodic return, and to provide some protection against a prolonged decline in the market value of fund equity investments. Temporary funds may be held as cash. We maintain a long-term strategic asset allocation policy which provides guidelines for ensuring that the fund's investments are managed with the short-term and long-term financial goals of the fund but provide the flexibility to allow for changes in capital markets.

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

        We provide certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee's active service period or, under certain circumstances, at the date of the event triggering the benefit.

Note 15: Financial Instruments

        The following disclosure reflects the estimated fair value of our financial instruments as of December 31:

	Carrying value		Estimated Fair Value
	2007	2006	2007	2006
	($ in millions)
Cash and cash equivalents	$108.4	$47.1	$108.4	$47.1
Accounts receivable	136.1	109.5	136.1	109.5
Short- and long-term investments	23.3	—	23.3	—
Short- and long-term debt	395.1	(236.3)	375.1	(223.2)
Interest rate swap contracts	(1.4)	1.9	(1.4)	1.9
Forward exchange contracts	0.3	0.1	0.3	0.1

        Cash and cash equivalents, accounts receivable and short-term debt, due to their short maturity, are estimated at carrying values that approximate market. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fixed rate long-term debt is estimated based on current market quotes for instruments of similar maturity. Interest rate swaps and forward exchange contracts are valued at published market prices, market prices of comparable instruments or quotes. Short and long-term investments are valued at published market prices.

        In March of 2007, we invested $25.0 million into a strategic cash portfolio fund managed by the Bank of America Corporation. The fund invests in a variety of asset backed securities, the majority of which are rated AAA by Standard and Poors Corp. In December 2007, Bank of America announced that it would not accept new subscriptions or redemption requests and that it intends to liquidate the majority of the fund within one year. During 2007, we earned $0.6 million of interest income, offset by redemptions of $2.3 million. Our total investment in this fund at December 31, 2007 is $23.3 million, of which $21.0 million is classified as a current asset and $2.3 million as a noncurrent asset.

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

        We have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of December 31, 2007, there are twelve monthly contracts outstanding at $0.875 million each, which are recorded as a current liability with a total fair value of $0.2 million. The last contract ends on December 15, 2008. Under the terms of the arrangement we have the right, but not the obligation, to sell Euros at a rate of 1.4000 USD per Euro on the expiry dates listed in the range collar document. If the spot rate trades at or outside the collar range of 1.3400 and 1.6000 USD per Euro, the Company agrees to sell EUR at the base rate of 1.3750 USD per Euro on the expiration dates. We are protected against a strengthening USD by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the outer limit range. There are no cash payments required and no income statement effect of an exchange rate within the limit range. As of December 31, 2007, the Euro was equal to 1.4719 USD.

        In addition to these raw material forward contracts, we have other forward currency contracts hedging various obligations for a fair value of $0.1 million at December 31, 2007.

Note 16: Stock-Based Compensation

        On May 1, 2007, the 2007 Omnibus Incentive Compensation Plan (the "2007 Plan") was approved by the Company's shareholders. All remaining shares under the 2004 Stock-Based Compensation Plan (the "2004 Plan") were extinguished. Awards granted under the 2004 Plan remain outstanding under that plan until settled. The 2007 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units, and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. Shares for all stock-based compensation are issued from stock held in treasury.

        Stock options and stock appreciation rights reduce the number of shares available by one share for each share granted. All other awards under the 2007 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded. If any awards made under the 2004 Plan would entitle a plan participant to an amount of Company stock in excess of the target amount, the additional shares (up to a maximum threshold) will be distributed under the 2007 Plan. At December 31, 2007, there were approximately 4.0 million shares remaining in the 2007 Plan for future grants.

        The following table summarizes our stock-based compensation expense for the years ended December 31:

	2007	2006	2005
	($ in millions)
Stock option and appreciation rights	$3.0	$2.4	$1.9
Performance vesting shares	3.2	3.5	3.7
Performance vesting units	0.1	0.2	—
Performance vesting shares/units dividend equivalents	0.1	—	—
Employee stock purchase plan	0.4	0.2	1.8
Deferred compensation plans	(1.7)	8.2	0.7

Total stock-based compensation expense	$5.1	$14.5	$8.1

        We adopted SFAS 123(R) on January 1, 2005, resulting in the recognition of compensation expense on our stock option and employee stock purchase plans. All stock-based compensation expense was recorded as a selling, general and administrative cost for 2007 and 2006. In 2005, $1.0 million of employee stock purchase plan expense was recorded as part of cost of goods sold as it related to production employees. The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2007, is approximately $9.8 million, which is expected to be recognized over a weighted average period of 1.7 years. This amount excludes the employee stock purchase plan.

Stock Options

        Stock options granted to employees vest in equal annual increments over 4 years of continuous service, while the stock options granted to non-employee directors vest one year from the date of grant. All awards expire ten years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

        A summary of changes in outstanding options is as follows:

	2007	2006	2005
	(in millions, except per share data)
Options outstanding, January 1	2.7	3.9	4.2
Granted	0.3	0.3	0.4
Exercised	(0.2)	(1.4)	(0.6)
Forfeited	(0.1)	(0.1)	(0.1)

Options outstanding, December 31	2.7	2.7	3.9
Options exercisable, December 31	1.9	1.9	3.0

Weighted Average Exercise Price	2007	2006	2005
Options outstanding, January 1	$18.32	$15.44	$14.22
Granted	44.96	33.30	25.46
Exercised	15.10	13.69	14.41
Forfeited	17.81	19.95	10.26

Options outstanding, December 31	$21.89	$18.32	$15.44
Options exercisable, December 31	$17.02	$15.12	$13.75

        As of December 31, 2007, the weighted average remaining contractual life of options outstanding and of options exercisable was 5.1 years and 4.0 years, respectively.

        As of December 31, 2007 the aggregate intrinsic value of total options outstanding was $51.1 million, of which $43.9 million represented vested options.

        The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted average assumptions in 2007, 2006 and 2005: a risk-free interest rate of 4.5%, 4.7% and 4.1%, respectively; stock volatility of 30.3%, 29.3% and 27.9%, respectively; and dividend yields of 1.2%, 1.4% and 1.7%, respectively. Stock volatility is estimated based on historical data as well as any expected future trends. Expected lives, which are based on prior experience, averaged 5 years for 2007 and 6 years for options granted in 2006 and 2005. The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $13.93, $10.86 and $7.36, respectively.

        For the years ended December 31, 2007, 2006 and 2005, the intrinsic value of options exercised was $9.0 million, $34.0 million and $8.2 million respectively. The grant date fair value of options vested during those same periods was $2.5 million, $1.9 million and $1.9 million, respectively.

Stock Appreciation Rights

        In 2006, we began to offer stock appreciation rights ("SARs") to eligible international employees, as an alternative to stock options. SARs vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period with the resulting change reflected in expense. Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company's stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recognized over their vesting period as a liability.

        A summary of changes in outstanding SARs is as follows:

	2007	2006
SARs outstanding, January 1	22,154	—
Granted	20,413	22,154
Exercised	(557)	—
Forfeited	(1,671)	—

SARs outstanding, December 31	40,339	22,154
SARs exercisable, December 31	4,979	—

Weighted Average Exercise Price	2007	2006
SARs outstanding, January 1	$32.59	$—
Granted	44.97	32.59
Exercised	32.59	—
Forfeited	32.59	—

SARs outstanding, December 31	$38.85	$32.59
SARs exercisable, December 31	$32.59	$—

Performance Awards

        In addition to stock options and SAR awards, we grant performance vesting share ("PVS") awards and performance vesting unit ("PVU") awards. These awards are based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital ("ROIC"), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of the Company's common stock at the end of the performance period.

        The following table summarizes our PVS awards outstanding as of December 31, 2007, and changes during the year then ended:

	PVS awards	Weighted Average Grant Date Fair Value per award
Non-vested PVS awards, January 1	275,145	$25.35
Granted at target level	94,571	44.96
Above target awards	66,391	19.41
Vested and converted	(171,891)	19.41
Forfeited	(3,085)	28.79

Non-vested PVS awards, December 31	261,131	$34.81

        PVS awards are granted at target levels assuming 100% achievement of the revenue growth and ROIC goals over a three-year performance period. The actual payout may vary from 0% to 200% of an employee's targeted amount. The fair value of PVS awards is based on the market price of the Company's stock at the grant date and is recognized as an expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2007, 2006 and 2005 was $44.96, $32.69 and $25.16, respectively. We expect that the PVS awards will vest at 150% of their target award amounts converting to 325,000 shares to be issued over an average remaining term of 1.7 years.

        In addition to the PVS awards, we granted 5,820 PVU awards in 2007. The fair value of PVU awards is based on the market price of the Company's stock at the grant date. These awards are revalued at the end of each quarter based on changes in the Company's stock price. As a result of the cash settlement feature, PVU awards are recognized over the performance period as a liability.

        The following table summarizes our PVU awards outstanding as of December 31, 2007, and changes during the year ended:

	PVU awards	Weighted Average Grant Date Fair Value per award
Non-vested PVU awards, January 1	7,573	$33.59
Granted at target level	5,820	44.97
Above target awards	—	—
Vested and converted	—	—
Forfeited	(761)	32.59

Non-vested PVU awards, December 31	12,632	$38.29

Employee Stock Purchase Plan

        We also offer an Employee Stock Purchase Plan (ESPP) which provides for the sale of our common stock to substantially all employees at 85% of the current market price on the last trading day of the offering period. The ESPP was amended in early 2006, limiting participation to payroll deductions only, establishing quarterly offering periods and eliminating the "look-back option" that previously had permitted shares to be purchased at the lower of our stock price at the beginning or end of the offering period. Payroll deductions are limited to 25% of the employee's base salary. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year) nor can they buy more than $25 thousand worth of Company stock in any one calendar year. Purchases under the ESPP were 50,181 shares, 31,719 shares and 261,691 shares for the years 2007, 2006 and 2005 respectively. At December 31, 2007, there were approximately 2.4 million shares available for issuance under the ESPP.

Deferred Compensation Plans

        Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of the Company's common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the investment in deferred stock units of our stock. As of December 31, 2007, the deferred compensation plans held 249,523 deferred stock units, which are recorded as a liability due to the cash settlement feature. All deferred stock unit liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 20,499 deferred stock awards.

Management Incentive Plan

        Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 4,800 shares, 5,200 shares and 6,900 shares in 2007, 2006 and 2005, respectively. Incentive stock forfeitures of 1,200 shares, 1,900 shares and 1,100 shares occurred in 2007,

2006 and 2005, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $44.97 per share granted in 2007, $32.59 per share granted in 2006 and $25.57 per share granted in 2005.

Note 17: Commitments and Contingencies

        At December 31, 2007, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2007, 2006 and 2005 was $10.6 million, $11.4 million and $9.8 million, respectively, and is net of sublease income of $0.7 million annually for the same years.

        At December 31, 2007, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2008	$12.0
2009	10.8
2010	8.9
2011	8.0
2012	6.3
Thereafter	18.2

Total	64.2
Less sublease income	3.4

$60.8

        At December 31, 2007, outstanding unconditional contractual commitments for the purchase of raw materials and utilities amounted to $6.4 million, of which, $6.0 million is due to be paid in 2008.

        We have letters of credit totaling $5.7 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers and to guarantee the payment of equipment leases in Ireland and sales tax liabilities in the United States. Our accrual for insurance obligations was $2.2 million at December 31, 2007.

        On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. The settlement concludes all litigation related to the Kinston accident in which we have been named a defendant. In regards to the same incident, we continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of our third-party suppliers. We believe exposure in that case is limited to amounts we and our workers' compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

        We and several other potentially interested parties entered into a settlement agreement, effective November 10, 2006, with the Commonwealth of Puerto Rico relating to damages to natural resources resulting from alleged releases of hazardous substances at an industrial park in Vega Alta, Puerto Rico. The agreement provides for a release of claims by the Commonwealth in exchange for a cash settlement payment. As part of the settlement we agreed to pay $0.45 million, of which the first payment of $0.2 million was made in January 2007. The remaining payment is expected to be made in early 2008.

        During 2007, a detailed review was performed of several related tax cases pending in the Brazilian courts, which now indicate that it is probable that the positions taken on previous tax filings, some of which date back to the late 1990's, will not be sustained. Our total accrual at December 31, 2007 for these matters, including provisions accrued in prior years, was $21.3 million. In the fourth quarter of

2007, we made judicial deposits totaling $11.7 million to the government of Brazil in order to discontinue any further interest or penalties from accruing on these matters while the related cases are awaiting final determination in the Brazilian courts.

        We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities. We believe the accrued liability of $0.5 million at December 31, 2007 is sufficient to cover the future costs of these remedial actions.

Note 18: New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently reviewing the expanded disclosure requirements of this standard, as we will adopt SFAS No. 157 as of January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits an entity to elect fair value as the initial and subsequent measurement for many financial assets and liabilities. Entities electing the fair value option are required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of the initial adoption. This standard is effective for fiscal years beginning after November 15, 2007. Management has not elected the fair value option for eligible assets or liabilities that existed as of January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141" ("SFAS No. 141(R)"). This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. It shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of this statement will require our minority interest balance to be reported as a component of shareholders equity. Management is reviewing the additional requirements of this statement to determine what impact they may have on our financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for uncertainty in income taxes in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2008

        Quarterly Operating and Per Share Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	($ in millions, except per share data)
2007
Net sales	$257.6	$263.7	$242.7	$256.1	$1,020.1
Gross profit	80.4	76.7	64.3	70.4	291.8
Income from continuing operations	26.5	26.5	12.2	6.0	71.2
Discontinued operations, net	—	(0.5)	—	—	(0.5)

Net income	$26.5	$26.0	$12.2	$6.0	$70.7

Basic earnings per share(1)
Continuing operations	$0.81	$0.80	$0.37	$0.19	$2.18
Discontinued operations	—	(0.01)	—	—	(0.02)

	$0.81	$0.79	$0.37	$0.19	$2.16

Diluted earnings per share(1)
Continuing operations	$0.77	$0.74	$0.36	$0.19	$2.06
Discontinued operations	—	(0.01)	—	—	(0.01)

	$0.77	$0.73	$0.36	$0.19	$2.05

2006
Net sales	$222.8	$240.2	$218.4	$231.9	$913.3
Gross profit(2)	67.7	71.1	59.5	66.5	264.8
Income from continuing operations	14.3	20.7	11.8	14.7	61.5
Discontinued operations, net	3.8	—	1.5	0.3	5.6

Net income	$18.1	$20.7	$13.3	$15.0	$67.1

Basic earnings per share(1)
Continuing operations	$0.45	$0.64	$0.37	$0.45	$1.91
Discontinued operations	0.12	—	0.04	0.01	0.18

	$0.57	$0.64	$0.41	$0.46	$2.09

Diluted earnings per share(1)
Continuing operations	$0.43	$0.62	$0.35	$0.43	$1.83
Discontinued operations	0.12	—	0.04	0.01	0.17

	$0.55	$0.62	$0.39	$0.44	$2.00

(1)
Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the full year amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(2)
In 2007, we began reporting a separate research and development line in our income statement. Amounts previously reported within selling, general and administrative expense and cost of goods sold have been reclassified. These reclassifications increased 2006 gross profit, as previously reported, by $0.8 million in the first quarter, $0.6 million in the second quarter, $0.7 million in the third quarter, $0.9 million in the fourth quarter and $3.0 million for the full year.

        Factors affecting the comparability of the information reflected in the quarterly data:

  •
  Net income from continuing operations in 2007 was $71.2 million, or $2.06 per diluted share. Our 2007 results include the impact of restructuring charges, an impairment loss on our customer contract intangible asset with Nektar for the Exubera® device, and our provisions for Brazilian tax issues which collectively totaled $26.4 million pre-tax ($19.4 million net of tax, or $0.54 per diluted share). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million ($0.23 per diluted share).

  •
  2006 net income from continuing operations was $61.5 million, or $1.83 per diluted share. Our 2006 results included a pre-tax $5.9 million loss on debt extinguishment ($4.1 million net of tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico resulting in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007 our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        The management of West Pharmaceutical Services, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information about our Directors is incorporated by reference from the discussion under Proposal #1—Election of Directors in our 2008 Proxy Statement.

        Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings Governance of the Company—Board and Committee Membership and Governance of the Company—Board and Committee Membership—Audit Committee and Audit Committee Financial Experts in our 2008 Proxy Statement. Information about the West Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our Directors, is incorporated by reference from the discussion under the heading Governance of the Company—Code of Business Conduct in our 2008 Proxy Statement. We intend to post any amendments to, or waivers from, our Code of Business Conduct on our website, www.westpharma.com. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2007 Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information about director compensation is incorporated by reference from the discussion under the heading 2007 Director Compensation—Director Compensation in 2007. Information about executive compensation is incorporated by reference from the discussion under the headings Governance of the Company—Board and Committee Membership—Compensation Committee; Compensation Discussion and Analysis; Summary Compensation Table; Grants of Plan-Based Awards in 2007; Outstanding Equity Awards at Fiscal Year-End 2007; Option Exercises and Stock Vested in 2007; Nonqualified Deferred Compensation; Nonqualified Deferred Compensation in 2007; Retirement Plan Benefits; Pension Benefits and Payments on Employment Termination or Change in Control in our 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Certain Beneficial Owners and Management in our 2008 Proxy Statement.

Equity Compensation Plan Information

        The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company's equity compensation plans as of the close of business on

December 31, 2007. The table does not include information about tax-qualified plans such as the West 401(k) Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,733,954	(1)	$21.89	6,446,662	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,733,954		$21.89	6,446,662

(1)
Includes 1,415,697 outstanding stock options under the 2004 Stock-Based Compensation Plan, 1,239,257 outstanding stock options under the 1998 Key Employee Incentive Compensation Plan, which was terminated in 2004, 79,000 outstanding options under the 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, which was terminated in 2004. No future grants or awards may be made under the terminated plans. Does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors because such units are settled only in cash and do not involve the issuance of any option, warrant or right to acquire the Company's common stock or other securities.

(2)
Represents 2,413,824 shares reserved under the Company's Employee Stock Purchase Plan and 4,032,838 shares remaining available for issuance under the 2007 Omnibus Incentive Compensation Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 1,103,000. This number of shares is calculated by multiplying the 1,000 share per offering period per participant limit by 1,103, the number of current participants in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information called for by this Item is incorporated by reference from the discussion under the heading Governance of the Company—Director Qualifications and Director Independence in our 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information called for by this Item is incorporated by reference from the discussions under the headings Audit Committee—Policy on Pre-Approval of Audit and Permissible Non-Audit Services and Audit and Non-Audit Fees in our 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1. Financial Statements

        The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)
2. Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
	($ in millions)
For the year ended December 31, 2007
Allowances deducted from assets
Deferred tax asset valuation allowance	$25.3	$4.9	$(3.2)	$27.0
Allowance for doubtful accounts receivable	0.9	—	(0.3)	0.6

Total allowances deducted from assets	$26.2	$4.9	$(3.5)	$27.6

For the year ended December 31, 2006
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.3	$2.5	$(1.5)	$25.3
Allowance for doubtful accounts receivable	1.0	0.1	(0.2)	0.9

Total allowances deducted from assets	$25.3	$2.6	$(1.7)	$26.2

For the year ended December 31, 2005
Allowances deducted from assets
Deferred tax asset valuation allowance	$22.9	$2.9	$(1.5)	$24.3
Allowance for doubtful accounts receivable	0.5	0.6	(0.1)	1.0

Total allowances deducted from assets	$23.4	$3.5	$(1.6)	$25.3

(1)
Includes accounts receivable written off, translation adjustments and reversals of prior year valuation allowances.

        All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a)
3. Exhibits—An index of the exhibits included in this Form 10-K Report or incorporated by reference is contained on pages F-1 through F-6. Exhibit numbers 10.1 through 10.81 are management contracts or compensatory plans or arrangements.

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

February 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD E. MOREL, JR., PH.D Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman of the Board, (Principal Executive Officer)	February 26, 2008
/s/ JOSEPH E. ABBOTT Joseph E. Abbott	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2008
/s/ JENNE K. BRITELL Jenne K. Britell*	Director	February 26, 2008
/s/ WILLIAM J. FEDERICI William J. Federici	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008
/s/ THOMAS W. HOFMANN Thomas W. Hofmann*	Director	February 26, 2008
/s/ L. ROBERT JOHNSON L. Robert Johnson*	Director	February 26, 2008
/s/ PAULA A. JOHNSON Paula A. Johnson*	Director	February 26, 2008
/s/ JOHN P. NEAFSEY John P. Neafsey*	Director	February 26, 2008
/s/ JOHN H. WEILAND John H. Weiland*	Director	February 26, 2008
/s/ ANTHONY WELTERS Anthony Welters*	Director	February 26, 2008
/s/ GEOFFREY F. WORDEN Geoffrey F. Worden*	Director	February 26, 2008
/s/ ROBERT C. YOUNG Robert C. Young*	Director	February 26, 2008
/s/ PATRICK J. ZENNER Patrick J. Zenner*	Director	February 26, 2008

*
By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.
4.4(1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.2	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
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
10.18(2)
Summary of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, incorporated by reference from our 8-K report dated December 11, 2007.
10.19(2)	Schedule of agreements with executive officers.
10.20(2)	Change-In-Control Agreement dated as of February 12, 2008 between us and Donald A. McMillan.
10.21(2)	Non-Competition Agreement, dated as of April 30, 2002, between us and William G. Little, incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.22(2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers.
10.23(2)	Summary of Amendments to Non-Competition Agreement dated as of October 5, 1994, between us and Steven A. Ellers, incorporated by reference from our 8-K report dated December 11, 2007.
10.24(2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.25(2)	Summary of Amendments to Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr., incorporated by reference from our 8-K report dated December 11, 2007.
10.26(2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.27(2)	Supplemental Employees' Retirement Plan is incorporated by reference from our 1989 10-K report.
10.28(2)	Amendment No. 1 to Supplemental Employees' Retirement Plan is incorporated by reference from our 1995 10-K report.
10.29(2)	Amendment No. 2 to Supplemental Employees' Retirement Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 1995.
10.30(2)	Non-Qualified Deferred Compensation Plan for Designated Executive Officers as amended and restated effective January 1, 2004 is incorporated by reference from our 2003 10-K report.
10.31(2)
Summary of Amendments to the Non-Qualified Deferred Compensation Plan for Designated Officers as amended and restated effective January 1, 2004, incorporated by reference from our 8-K report dated December 11, 2007.

10.32(2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective May 27, 1999 is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.33(2)	1999 Stock-Equivalents Compensation Plan for Non-Employee Directors (now terminated) is incorporated by reference from our 10-Q report for the quarter ended September 30, 1999.
10.34(2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.35(2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.36(2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 4, 2007.
10.37
Asset Purchase Agreement, dated as of November 15, 2001, by and among DFB Pharmaceuticals, Inc., DPT Lakewood, Inc., West Pharmaceutical Services, Inc., West Pharmaceutical Services Lakewood, Inc., Charter Laboratories, Inc. and Paco Laboratories, Inc. is incorporated by reference from our Form 8-K dated November 20, 2001.
10.38	Side letter dated November 30, 2001 is incorporated by reference from our Form 8-K dated November 20, 2001.
10.39(2)	2004 Stock-Based Compensation Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.40(2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.41(2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.42(2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.43(2)
Form of Executive 2004 Bonus and Incentive Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.44(2)
Form of Executive 2004 Performance-Vesting Restricted Share Award Notice, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from of our 10-Q report for the quarter ended September 30, 2004.
10.45(2)	Form of Executive 2005 Bonus and Incentive Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.46(2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.47(2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.48(2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.49(2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.50(2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.51(2)	Form of 2006 Performance-Vesting Restricted ("PVR") Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.52(2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.53(2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.54(2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.55(2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.56(2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.57	West Pharmaceutical Services, Inc. 2003 Employee Stock Purchase Plan, effective as of June 1, 2003 is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Shareholders.
10.58	West Pharmaceutical Services, Inc. Amended and Restated Employee Stock Purchase Plan, effective as of January 1, 2006, is incorporated by reference from our 10-K for the year ended December 31, 2005.
10.59
Extension Agreement, dated as of July 8, 2003, to Credit Agreement, dated as of July 26, 2000 (the "2000 Credit Agreement") among us and certain of our subsidiaries, the several banks and financial institutions listed on the signature pages thereto, and PNC Bank, National Association, as Agent is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.60
Commitment and Acceptance, dated as of July 21, 2003, with respect to the Credit Agreement among us and certain of our subsidiaries, Manufacturers and Traders Trust Company and PNC Bank, National Association is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.61
Credit Agreement, dated as of May 17, 2004 among us, certain of our subsidiaries, the banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as Agent is incorporated by reference from our 8-K report dated May 28, 2004.
10.62
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

10.63
Multi-Currency Note Purchase and Private Shelf Agreement, dated as of February 27, 2006, among us and The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, American Skandia Life Assurance Corporation and Prudential Investment Management, Inc., is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated March 3, 2006.
10.64(4)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.65(4)	Supply Agreement, dated as of October 1, 2004, between us and Becton, Dickinson and Company is incorporated by reference from our 10-K report for the year ended December 31, 2005.
10.66(4)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company.
10.67	Distributorship Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 10-K report for the year ended December 31, 2006.
10.68	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 10-K report for the year ended December 31, 2006.
10.69(4)
Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 10-K report for the year ended December 31, 2006.
10.70(4)
2006-2010 Worldwide Butyl Polymer Supply/Purchase Agreement, entered into on October 6, 2006 and effective from January 1, 2006 through December 31, 2010, between us and ExxonMobil Chemical Company is incorporated by reference from our 10-K report for the year ended December 31, 2006.
10.71(2)	Confidentiality and Non-Competition Agreement, dated as of April 7, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.72(2)	Amendment to Non-Competition Agreement dated as of May 1, 2003, between us and Bruce S. Morra is incorporated by reference from our 10-Q report for the quarter ended June 30, 2003.
10.73(2)	Letter Agreement dated as of January 8, 2005 between us and Bruce S. Morra is incorporated by reference from our 2004 10-K report.
10.74(2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.75(2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.76
First Amendment, dated as of May 18, 2005, between us, our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties thereto, and PNC Bank, National Association, as Agent for the Banks is incorporated by reference from our 8-K report dated May 25, 2005.
10.77
Share and Asset Purchase Agreement, dated December 24, 2004 by and among us, West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.

10.78
Amendment No. 1 to Share and Asset Purchase Agreement, dated December 24, 2004 by and among West Pharmaceutical Services, Inc., West Pharmaceutical Services Group, Limited and Archimedes Pharma Ltd. is incorporated by reference from our 8-K report dated February 8, 2005.
10.79
Stock and Asset Purchase Agreement, dated April 28, 2005, by and among The Tech Group, Inc., us, Steve K. Uhlmann and Haldun Tashman is incorporated by reference from our 10-Q report for the quarter ended March 31, 2005.
10.80(3)
Share and Interest Purchase Agreement, dated as of July 5, 2005, among us, West Pharmaceutical Services of Delaware, Inc., Medimop Medical Projects, Ltd., Medimop USA LLC and Freddy Zinger is incorporated by reference from our 8-K report dated July 8, 2005.
10.81	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
12.	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Comparison of Cumulative Five Year Total Return
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CONSOLIDATED STATEMENTS OF INCOME West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2007, 2006 and 2005
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2007, 2006 and 2005
CONSOLIDATED BALANCE SHEETS West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2007 and 2006
CONSOLIDATED STATEMENTS OF CASH FLOWS West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2007, 2006 and 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
EXHIBIT INDEX