Form 10-Q
period 2008-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2008-05-08
CIK 105770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of March 31, 2008, there were 32,329,049 shares of the Registrant’s common stock outstanding.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts. Statements that are not historical facts, including statements that are preceded by, followed by, or that include, words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning are forward-looking statements. West’s estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect our current perspective on existing trends and information.

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

•      raw material and energy price escalation, and our ability to pass along the increased costs to our customers through sales price increases; and

•      claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying the Company for the cost of such claims.

Other Risks:

•      the cost and progress of development, regulatory approval and marketing of new products as a result of the Company’s research and development efforts;

•      the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•      dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties, including costs and risks associated with planned upgrades to existing business systems;

•      national, regional and local economic and business conditions;

•      the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, and Japanese Yen;

•      changes in tax law or loss of beneficial tax incentives;

•      the conclusion of unresolved tax positions consistent with currently expected outcomes; and

•      the timely execution and realization of savings anticipated by the restructuring plan for certain operations and functions of the Tech Group, announced in December 2007.

We also refer you to the risks associated with our business that are contained in our Annual Report on Form 10-K under Item 1A, “Risk Factors and Cautionary Factors That May Affect Future Results,” as supplemented from time to time in subsequently filed Quarterly Reports on Form 10-Q, and other documents we may file with the Securities and Exchange Commission.

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

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$270.7	$257.6
Cost of goods sold	187.2	177.2
Gross profit	83.5	80.4
Research and development	5.4	3.6
Selling, general and administrative expenses	40.1	37.0
Restructuring and other items (Note 2)	(0.1)	0.2
Operating profit	38.1	39.6
Interest expense	4.1	2.9
Interest income	(1.0)	(0.6)
Income before income taxes and minority interests	35.0	37.3
Income tax expense	8.5	11.2
Minority interests	0.2	0.1
Income from consolidated operations	26.3	26.0
Equity in net (loss) income of affiliated companies	(0.1)	0.5
Net income	$26.2	$26.5

Net income per share:
Basic	$0.81	$0.81
Assuming dilution	$0.76	$0.77

Average common shares outstanding	32.2	32.7
Average shares assuming dilution	36.1	34.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash, including cash equivalents	$93.6	$108.4
Accounts receivable, net	151.9	136.1
Inventories	119.3	111.8
Short-term investments	12.9	21.0
Deferred income taxes	6.1	5.3
Other current assets	36.0	29.7
Total current assets	419.8	412.3
Property, plant and equipment	945.1	897.7
Less accumulated depreciation and amortization	439.1	416.0
Property, plant and equipment, net	506.0	481.7
Investments in affiliated companies	33.6	31.7
Goodwill	107.5	109.2
Pension asset	12.3	13.0
Deferred income taxes	58.9	61.0
Intangible assets, net	52.5	55.0
Other noncurrent assets	20.2	21.7
Total Assets	$1,210.8	$1,185.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	57.9	80.4
Pension and other postretirement benefits	1.8	1.8
Accrued salaries, wages and benefits	39.9	38.1
Income taxes payable	3.2	9.8
Taxes other than income	15.4	17.7
Deferred income taxes	2.4	2.5
Other current liabilities	34.6	32.1
Total current liabilities	155.7	182.9
Long-term debt	417.0	394.6
Deferred income taxes	46.2	46.6
Pension and other postretirement benefits	41.3	40.1
Other long-term liabilities	35.6	30.5
Total Liabilities	695.8	694.7
Commitments and contingencies (Note 11)	—	—
Minority interests	5.0	5.6
Shareholders’ equity	510.0	485.3
Total Liabilities and Shareholders’ Equity	$1,210.8	$1,185.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(In millions, except per share data)

	Common Stock		Capital in		Accumulated other	Treasury Stock
	Number of shares	Common Stock	excess of par value	Retained earnings	comprehensive income	Number of shares	Treasury Stock	Total
Balance, December 31, 2007	34.3	$8.6	$64.3	$450.3	$33.6	(2.1)	$(71.5)	$485.3
Net income				26.2				26.2
Stock-based compensation			1.2					1.2
Shares issued under stock plans			(4.2)			0.2	4.8	0.6
Shares repurchased for employee tax withholdings							(2.8)	(2.8)
Excess tax benefit from stock plans			2.2					2.2
Cash dividends declared ($0.14 per share)				(4.6)				(4.6)
Changes – other comprehensive income					1.9			1.9
Balance, March 31, 2008	34.3	$8.6	$63.5	$471.9	$35.5	(1.9)	$(69.5)	$510.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

West Pharmaceutical Services, Inc. and Subsidiaries

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$26.2	$26.5
Depreciation	13.6	12.7
Amortization	1.1	1.3
Other non-cash items, net	4.4	1.2
Changes in assets and liabilities	(52.2)	(38.4)
Net cash (used in) provided by operating activities	(6.9)	3.3

Cash flows from investing activities:
Capital expenditures	(22.8)	(20.9)
Acquisition of patents and other assets	—	(4.2)
Proceeds from redemption of investments	7.8	—
Other	0.1	—
Net cash used in investing activities	(14.9)	(25.1)

Cash flows from financing activities:
Issuance of convertible debt, net of costs	—	145.6
Borrowings (repayments) under revolving credit agreements, net	9.5	(11.0)
Changes in other debt, including overdrafts	(0.1)	1.7
Dividend payments	(4.5)	(4.3)
Excess tax benefit from stock option exercises	2.2	—
Shares repurchased for employee tax withholdings	(2.8)	(2.2)
Issuance of common stock	1.5	0.9
Net cash provided by financing activities	5.8	130.7

Effect of exchange rates on cash	1.2	0.6
Net (decrease) increase in cash and cash equivalents	(14.8)	109.5

Cash, including cash equivalents at beginning of period	108.4	47.1
Cash, including cash equivalents at end of period	$93.6	$156.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements for the three month period ended March 31, 2008 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2007 Annual Report on Form 10-K.

Note 2:  Restructuring and Other Items

Restructuring and other items for the three months ended March 31 consist of:

($ in millions)	2008	2007
Restructuring and related charges:
Severance and post-employment benefits	$0.8	$—
Asset write-offs	0.1	—
Other	0.1	—
Total restructuring and related charges	1.0	—

Other items:
Contract settlement proceeds, net of costs	(1.3)	—
Foreign exchange losses	0.3	0.1
Loss on sales of equipment	—	0.3
Other, net	(0.1)	(0.2)
Total other items	(1.1)	0.2

Total restructuring and other items	$(0.1)	$0.2

Restructuring and Related Charges

During the first quarter of 2008, we incurred $1.0 million in restructuring and related charges in connection with the Tech Group restructuring plan approved by the Company’s Board of Directors in the fourth quarter of 2007. This plan was designed to align plant capacity and our workforce with the current business outlook and longer-term strategy of focusing the business on proprietary products. We now expect to incur a total of $5 million to $7 million in severance and related costs during 2008 as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

The following table details activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2007	$1.9	$0.3	$2.2

2008 charges	0.8	0.2	1.0
Non-cash adjustment	—	(0.1)	(0.1)
Cash payments	(1.9)	(0.2)	(2.1)
Balance, March 31, 2008	$0.8	$0.2	$1.0

All payments associated with the restructuring plan are expected to be completed by December 2008.

Other Items

In February of 2008, we entered into an agreement with our customer, Nektar Therapeutics, which provides for the full reimbursement of, among other things, severance-related employee costs, inventory, purchased raw materials and components, and lease and other facility costs for maintaining and closing the Exubera device production facility. During the first quarter of 2008, we received payments from Nektar, which more than offset related raw material, severance and facility costs, resulting in a net gain of $1.3 million. In April of 2008, Nektar released us from our commitment to maintain the production facility, and made a final payment reimbursing us for our contractual lease obligations, investment in equipment and other related costs.

Note 3:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results. Items not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first quarter of 2008, we completed an agreement with the Republic of Singapore which reduces our Singapore income tax rate for a period of 10 years. As a result, we recorded a $1.0 million tax benefit in the first quarter of 2008, resulting from the remeasurement of our current and deferred income tax liabilities at the new rate. In addition, we recorded an unrelated $0.1 million tax benefit resulting from the expiration of tax audit years in certain foreign jurisdictions.

During the first quarter of 2008, we recorded a reduction of our liability for unrecognized tax benefits by $0.1 million, due to the closure of tax audit years, as mentioned above. We anticipate that the amount of unrecognized tax benefits may change in the next 12 months; however, due to uncertainties in timing, it is not reasonably possible to estimate a range of the possible change. During the first quarter of 2008, we recognized approximately $0.1 million in tax-related interest expense and penalties. Accrued interest was $0.8 million at March 31, 2008.

Because we are a global organization, we and our subsidiaries file income tax returns in the United States (U.S.) federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. federal tax jurisdiction for tax years 2004 through 2007. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2007.

Note 4:  Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not significantly change our valuation of assets or liabilities. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all non-recurring nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

•                  Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Balance at March 31,	Basis of Fair Value Measurements
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short- and long-term investments	$15.2	$—	$15.2	$—
	$15.2	$—	$15.2	$—

Liabilities:
Interest rate swap contracts	$4.5	$—	$4.5	$—
Foreign currency forward exchange contracts	1.1	—	1.1	—
	$5.6	$—	$5.6	$—

Note 5:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out (“FIFO”) method. Inventory balances are as follows:

($ in millions)	March 31, 2008	December 31, 2007
Finished goods	$50.7	$45.1
Work in process	19.9	16.5
Raw materials	48.7	50.2
	$119.3	$111.8

Note 6:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
($ in millions)	2008	2007
Net income, as reported, for basic net income per share	$26.2	$26.5
Plus: interest expense on convertible debt, net of tax	1.1	0.2
Net income for diluted net income per share	$27.3	$26.7
Weighted average common shares outstanding	32.2	32.7
Assumed stock options exercised and awards vested, based on the treasury stock method	1.0	1.3
Assumed conversion of convertible debt, based on the if-converted method	2.9	0.5
Weighted average shares assuming dilution	36.1	34.5

Options to purchase 0.5 million and 0.3 million shares of our common stock for the three month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.

Note 7:  Comprehensive Income

Comprehensive income for the three months ended March 31 was as follows:

($ in millions)	2008	2007
Net income	$26.2	$26.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4.3	0.3
Defined benefit pension and other postretirement plans	—	0.2
Unrealized losses on derivatives	(2.4)	(0.2)
Other comprehensive income, net of tax	1.9	0.3
Comprehensive income	$28.1	$26.8

Note 8:  Stock-Based Compensation

At March 31, 2008, there were approximately 3,085,673 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units, and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award.

In the first quarter of 2008, we granted 347,160 stock options at a weighted average exercise price of $41.70 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first quarter of 2008 was $9.71 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.92%; expected life of 5 years; stock volatility of 24.7%; and a dividend yield of 1.3%. Stock volatility is estimated based on historical data as well as any expected future trends. Expected lives are based on prior experience.

We also granted 124,460 performance vesting share (“PVS”) awards at a weighted average grant date fair value of $41.70 to key employees under the 2007 Plan in the first quarter of 2008.  Each PVS right entitles the holder to one share of Company stock if annual growth rate of revenue and return on invested capital (“ROIC”) targets are achieved over a three-year performance period. PVS awards are granted at target levels assuming 100% achievement of the revenue growth and ROIC goals over the performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount.  The fair value of PVS awards is based on the market price of the Company’s stock at the grant date and is recognized as an expense over the performance period.

Note 9:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
Service cost	$1.8	$1.9	$0.2	$0.3	$2.0	$2.2
Interest cost	3.5	3.2	0.2	0.2	3.7	3.4
Expected return on assets	(4.1)	(4.0)	—	—	(4.1)	(4.0)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses	0.5	0.6	—	—	0.5	0.6
Net periodic benefit cost	$1.4	$1.4	$0.4	$0.5	$1.8	$1.9

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
U.S. plans	$1.1	$1.1	$0.4	$0.5	$1.5	$1.6
International plans	0.3	0.3	—	—	0.3	0.3
Net periodic benefit cost	$1.4	$1.4	$0.4	$0.5	$1.8	$1.9

Note 10:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007
Net Sales
Pharmaceutical Systems	$207.5	$191.3
Tech Group	66.4	69.0
Eliminations	(3.2)	(2.7)
Net Sales	$270.7	$257.6
Operating Profit
Pharmaceutical Systems	$43.6	$44.7
Tech Group	3.7	2.8
Corporate costs	(5.6)	(5.9)
Restructuring and other items	0.3	—
Stock-based compensation costs	(2.4)	(0.4)
U.S. pension and other retirement benefits	(1.5)	(1.6)
Operating profit	38.1	39.6
Interest expense	4.1	2.9
Interest income	(1.0)	(0.6)
Income before income taxes	$35.0	$37.3

Note 11:  Commitments and Contingent Liabilities

We have accrued the estimated cost of environmental compliance expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrued liability of $0.3 million at March 31, 2008 is sufficient to cover the future costs of these remedial actions.

Note 12:  New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141”. This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008. For the Company, SFAS No. 141(R) will be applied prospectively to business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. It shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of this statement will require our minority interest balance to be reported as a component of shareholders equity. Management is reviewing the additional requirements of this statement to determine the impact it may have, if any, on our financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and with third parties. EITF 07-1 provides guidance on the classification of payments between participants of the arrangement, the appropriate income statement presentation, as well as related disclosures. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Management is in the process of determining what impact, if any, EITF 07-1 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is reviewing the additional requirements of this statement to determine the impact it may have, if any, on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

COMPANY OVERVIEW

Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic healthcare delivery systems. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: “Pharmaceutical Systems” and “Tech Group.” Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Tech Group operating segment offers custom contract-manufacturing solutions utilizing plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. Our global customer base includes the leading American and European manufacturers of pharmaceuticals, biologics and medical devices.

In our Pharmaceutical Systems segment, we continue to see growth opportunities in pre-fillable syringe and other injection delivery systems which require advanced packaging. Increasing regulatory and safety requirements, as well as demographic and related healthcare trends towards an aging population that is more reliant on chronic drug therapies are also favorable factors in the demand for our products. Our near-term sales and operating profit growth in this segment will be limited by the impact of regulatory and reimbursement issues affecting the demand for certain customer products, particularly in the biotechnology field. We also anticipate a sales loss from a lower margin disposable medical product component resulting from our decision to cease production of these products. Despite the impact of these issues, we continue to expect operational sales growth of approximately 6-8% in 2008 for the Pharmaceutical Systems segment, driven by customer conversions to our enhanced product offerings including advanced coated components and Westar® processing and continued demand for pre-fillable syringe components and safety and administration systems.

Our Pharmaceutical Systems segment remains committed to expanding our manufacturing capacity and the geographic scope of our operations. Several of our production facilities are operating at or near full capacity. In an effort to meet our customers’ increasing demand for our products, we are currently expanding capacity at the following plants: Germany; Serbia; France; Singapore; Clearwater, Florida and Kinston, North Carolina. A portion of the additional manufacturing capacity from these projects will become available toward the end of 2008, with full completion of all projects expected by 2011.  We continue to move forward with our plans to establish a manufacturing facility in China, and in the first quarter of 2008 we began the initial ground-breaking activities for our new plastic production facility. We also continue to evaluate opportunities for a rubber manufacturing facility in China and to expand our presence in India, including possible acquisitions or joint ventures with local manufacturers.

Our Tech Group segment is responding to a series of challenges resulting from decreasing demand for certain customer products, profitability improvement programs, and innovation initiatives in proprietary products incorporating new technologies and advanced injection systems. In February of 2008 we entered into an agreement with our customer, Nektar Therapeutics, which provided for the full reimbursement of our investment in materials, facilities, equipment, personnel and other costs associated with the shutdown of manufacturing operations connected with the Exubera inhalation device. The agreement required us to maintain the production facility for up to one year, while Nektar determined how to proceed with the product. During the first quarter of 2008, we received payments from Nektar, which more than offset related raw material, severance and facility costs, resulting in a net gain of $1.3 million. In April of 2008, Nektar released us from our commitment to maintain the production facility and made a final payment reimbursing us for our contractual lease obligations, investment in equipment and other related costs.  We anticipate re-deploying some of these assets and personnel to other operations within the Tech Group segment, and expect to record an additional net gain on the contract settlement in the second quarter of 2008.

As a result of the loss of revenues from Exubera device sales, as well as an anticipated sales decline in an over-the-counter product launched by a customer in 2007, we expect 2008 net sales in our Tech Group segment to be approximately 10% lower than in the prior year.  In response to the current business outlook for the Tech Group segment, we initiated a series of restructuring initiatives in 2007 designed to reduce our on-going operating costs. We expect to incur between $5 million to $7 million in related severance and other costs during 2008 as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations. We anticipate completing these restructuring programs by the end of 2008, realizing $3 million of cost savings within the year and annual operating savings thereafter of approximately $7 million. We believe that the combination of the leaner cost structure made possible by these restructuring initiatives and the increased utilization of our recently completed Michigan production facility will more than offset the operating profit impact resulting from the loss of the Exubera device sales and other revenue related reductions in 2008.

On a longer-term basis, we believe that the Tech Group segment will benefit from our innovation initiatives in proprietary products incorporating new technologies and advanced injection systems. We continue to expect consolidated research and development spending in 2008 to reach $20 million, approximately 25% more than what was incurred in 2007, and anticipate that the majority of these new injectable packaging and delivery systems will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment.

We believe that our commitment to develop and apply proprietary technologies that improve the quality, safety and effectiveness of therapeutic and diagnostic healthcare delivery systems will result in continued long-term growth for our company.

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended March 31,
Net sales:
($ in millions)	2008	2007
Pharmaceutical Systems	$207.5	$191.3
Tech Group	66.4	69.0
Intersegment sales	(3.2)	(2.7)
Total net sales	$270.7	$257.6

Consolidated first quarter 2008 net sales increased by $13.1 million, or 5.1%, over those achieved in the first quarter of 2007. Foreign currency translation accounted for $16.2 million, or 6.3 percentage points, of the sales growth.  Excluding foreign currency translation, first quarter 2008 net sales decreased $3.1 million or 1.2% as compared to the prior year quarter.

In the Pharmaceutical Systems segment, first quarter 2008 net sales were $16.2 million, or 8.4%, favorable to those achieved in the prior year quarter. Foreign currency translation accounted for $14.7 million, or 7.7 percentage points, of the increase. Excluding foreign currency translation, first quarter 2008 net sales in the Pharmaceutical Systems segment were $1.5 million, or 0.7%, above those achieved in the first quarter of 2007. Sales growth in the Pharmaceutical Systems segment was limited by the impact of regulatory and reimbursement issues affecting the demand for certain customer products designed to treat anemia in cancer patients, resulting in a $7.1 million decrease in first quarter 2008 vs. 2007 sales of components used in the packaging of these products. In addition, sales of components used in blood collection systems were $3.9 million lower in 2008 than in 2007, resulting from our decision to cease production of these components. These sales decreases were largely offset by a $6.7 million increase in sales of stoppers used in vial packaging for a variety of customer products, and a $2.9 million increase in sales of safety and administration systems. Price increases contributed $2.9 million, or 1.5 percentage points, of the quarter-to-quarter sales increase.

Tech Group segment first quarter 2008 net sales were $2.6 million, or 3.7% below those reported in the first quarter of 2007. Foreign currency translation was favorable by $1.5 million, or 2.2 percentage points, to the prior year quarter. Excluding foreign currency translation, first quarter 2008 net sales in the Tech Group segment were $4.1 million, or 5.9%, below those achieved in the first quarter of 2007. The majority of the decline in Tech Group segment sales is due to the absence of any 2008 sales of the Exubera device, following an October 2007 decision by our customer’s licensing partner to discontinue marketing the product. Net sales of the Exubera device were $9.9 million in the first quarter of 2007. In addition, the Tech Group segment experienced a $2.7 million decrease in sales of packaging for a customer’s weight loss product launched in 2007. On the positive side, revenues from our new facility in Michigan contributed to a net increase of $2.9 million in sales of IV and blood filter products, sales from our facility in Ireland were $1.6 million higher due largely to increased sales of an intra-nasal delivery system used in a customer’s allergic rhinitis treatment which commenced commercial scale production in the second quarter of 2007, and sales of other items ranging from components used in cardiac surgery, healthcare packaging and consumer products were a combined $4.0 million higher than those achieved in the first quarter of 2007.  First quarter 2008 sales prices were approximately 1.0 percentage point higher than in the prior year quarter.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Three Months Ended March 31,
Gross profit:
($ in millions)	2008	2007
Pharmaceutical Systems Segment
Gross Profit	$74.9	$72.0
Gross Margin	36.1%	37.6%

Tech Group Segment
Gross Profit	$8.6	$8.4
Gross Margin	12.9%	12.2%

Consolidated Gross Profit	$83.5	$80.4
Consolidated Gross Margin	30.8%	31.2%

First quarter 2008 consolidated gross profit increased by $3.1 million over the 2007 first quarter, consisting of a $2.9 million increase in Pharmaceutical Systems segment gross profit and a $0.2 million increase in Tech Group segment gross profit. Foreign currency translation was $5.4 million favorable in the comparison of first quarter 2008 to 2007 gross profit; partially offset by higher material prices, overtime and production inefficiencies and an overall unfavorable product mix.

In the Pharmaceutical Systems segment, our first quarter 2008 gross margin declined by 1.5 percentage points from that achieved in the 2007 first quarter. The majority of the decrease occurred within our North American operations reflecting the decline in sales of the higher margin components used in the packaging of anemia products, production inefficiencies and overtime incurred to meet customer deadlines within our St. Petersburg, Florida facility and costs incurred in transferring production between facilities for other products. Higher plant overhead costs related to increased staffing of manufacturing efficiency initiatives and production support positions also decreased margins in North America. Margins were also lower in our European operations, largely due to higher material costs, production inefficiencies and depreciation.

In the Tech Group segment, gross margins improved by 0.7 percentage points in the comparison of first quarter 2008 to first quarter 2007 results.  Increased activity within our tooling and engineering facilities and a decrease in plant overhead resulting from our restructuring activities more than offset an overall decline in our product mix related to the loss of Exubera device revenues.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

	Three Months Ended
Research and development (R&D):	March 31,
($ in millions)	2008	2007
Pharmaceutical Systems segment	$4.9	$3.1
Tech Group segment	0.5	0.5
Total R&D expense	$5.4	$3.6

Our first quarter 2008 research and development costs were $1.8 million above those incurred in 2007. The majority of the increase is connected with our development of pre-fillable syringe systems that would utilize Daikyo’s Crystal Zenith®, a unique, transparent polymer that can be used to produce vials and syringe barrels. Daikyo Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd of Japan, our 25% owned affiliate in Japan, and our partner in a long-standing marketing and technology transfer agreement that enables West and Daikyo to develop products that help customers mitigate drug product development risks and enhance patient safety. We are also continuing with our development efforts on an advanced injection system utilizing auto-injector technology acquired in the first quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended
Selling, general and administrative costs (SG&A):	March 31,
($ in millions)	2008	2007
Pharmaceutical Systems SG&A costs	$26.1	$23.7
Pharmaceutical Systems SG&A as a % of segment net sales	12.6%	12.4%

Tech Group SG&A costs	$4.5	$5.4
Tech Group SG&A as a % of segment net sales	6.7%	7.8%

Corporate costs:
General corporate costs	5.6	5.9
Stock-based compensation expense	2.4	0.4
U.S. pension and other retirement benefits	1.5	1.6

Total Selling, General & Administrative costs	$40.1	$37.0
Total SG&A as a % of total net sales	14.8%	14.4%

Consolidated SG&A expenses for the three month period ended March 31, 2008 were $3.1 million above those recorded in the corresponding period of 2007.  Foreign currency translation accounted for $1.6 million of the increase.

In the Pharmaceutical Systems segment, first quarter 2008 SG&A expenses increased by $2.4 million over the prior year first quarter.  Foreign currency translation accounted for $1.5 million of the increase. The remaining increase includes consulting costs for the preliminary design of new information systems, as well as an overall increase in the staffing of information technology support functions.

First quarter 2008 SG&A costs in the Tech Group segment were $0.9 million below the prior year first quarter. A net reduction in headcount associated with our restructuring efforts accounted for $0.6 million of the decrease. The remaining decrease was principally due to lower amortization expense of intangible assets and bad debt recoveries, which more than offset $0.1 million of unfavorable foreign currency translation effects.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses.  These costs were $0.3 million below those incurred in the prior year quarter, primarily due to lower legal costs.

Stock-based compensation costs for the first quarter of 2008 increased by $2.0 million from the 2007 first quarter, due primarily to an increase in West stock-price indexed deferred compensation plan costs for our Board of Directors and a non-qualified deferred compensation plan for executive management. Our stock price increased $3.64 per share during the first three months of 2008, closing at $44.23 per share on March 31, 2008. In 2007, our stock price decreased $4.80 per share closing at $46.43 per share at March 30, 2007. The resulting change in the fair value of our deferred stock unit liabilities accounts for almost all of the increase in the comparison of first quarter 2008 and 2007 stock-based compensation costs.

U.S. pension plan expenses in the first quarter of 2008 were $0.1 million lower than in the 2007 first quarter. We anticipate full year 2008 pension costs of approximately $6.0 million, essentially equal to those incurred during 2007.

RESTRUCTURING AND OTHER ITEMS

Other expense, consisting of gains, losses or impairments of segment assets, foreign exchange transaction items, miscellaneous royalty and sundry transactions are generally recorded within the respective operating segment. Certain costs deemed to be outside the control of segment management are not allocated to our operating segments. The following table summarizes our restructuring and other items for each of the three month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended
Restructuring and other items:	March 31,
($ in millions)	2008	2007
Pharmaceutical Systems segment	$0.3	$0.5
Tech Group Segment	(0.1)	(0.3)

Unallocated charges (credits):
Contract settlement proceeds in excess of costs	(1.3)	—
Restructuring and related charges	1.0	—
Total unallocated charges (credits)	(0.3)	—

Total restructuring and other items	$(0.1)	$0.2

In February of 2008 we entered into an agreement with our customer, Nektar Therapeutics, which provides for the full reimbursement of, among other things, severance-related employee costs, inventory, purchased raw materials and components, and lease and other facility costs for maintaining and closing the Exubera device production facility. During the first quarter of 2008, we received payments from Nektar, which more than offset related raw material, severance and facility costs, resulting in a net gain of $1.3 million.

During the first quarter of 2008 we incurred $1.0 million in restructuring and related charges as part of our plan to align the plant capacity and workforce of our Tech Group segment with the current business outlook for the segment and as part of a longer-term strategy of focusing the business on proprietary products. These charges consist of $0.8 million related to severance and post-employment benefits, $0.1 million in asset write-offs and $0.1 million in other costs. We now expect to incur a total of $5 million to $7 million in severance and related costs during 2008 as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

OPERATING PROFIT (LOSS)

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

	Three Months Ended
Operating profit:	March 31,
($ in millions)	2008	2007
Pharmaceutical Systems	$43.6	$44.7
Tech Group	3.7	2.8
Corporate and other unallocated items:
General corporate costs	(5.6)	(5.9)
Stock-based compensation costs	(2.4)	(0.4)
U.S. pension and other retirement benefits	(1.5)	(1.6)
Other unallocated items	0.3	—
Consolidated operating profit	$38.1	$39.6

Our first quarter 2008 operating profit decreased by $1.5 million from that achieved in 2007. Foreign currency translation was $3.8 million favorable to the prior year period, offset by higher stock-based compensation costs, increased research and development spending and product mix and other issues impacting gross profit primarily within our Pharmaceutical Systems segment.

INTEREST EXPENSE (INCOME)

The following table summarizes our net interest expense:

	Three Months Ended
Interest expense (income):	March 31,
($ in millions)	2008	2007
Interest expense	$4.6	$3.1
Capitalized interest	(0.5)	(0.2)
Interest income	(1.0)	(0.6)
Interest expense, net	$3.1	$2.3

2008 interest expense, before capitalized interest and interest income, is $1.5 million above that recorded in the first quarter of 2007. The majority of the difference is associated with the timing of our issuance of $161.5 million in convertible debt in March and April of 2007, as the notes were outstanding for the entire first quarter of 2008. The increase in interest income is also largely due to the timing of the convertible note issuance as a portion of the proceeds were invested in money market and strategic cash management funds. The increase in capitalized interest is attributed to our Pharmaceutical Systems segment’s expansion projects in Europe.

INCOME TAXES

Tax expense for the three month period ended March 31, 2008 was $8.5 million, or 24.2% of pre-tax income, compared to $11.2 million or 30.1% of pre-tax income in same period of 2007. During the first quarter of 2008 we completed an agreement with the Republic of Singapore which reduces our income tax rate in Singapore for a period of 10 years, provided we comply with certain capital spending and employment targets included in expansion plans for our production facility in that country. The effective date of the agreement was retroactively applied to income earned after June 1, 2007. As a result of the agreement, we recorded a $1.0 million discrete tax benefit in the first quarter of 2008 resulting from the re-measurement of our current and deferred income tax liabilities at the new tax rate. In addition, we recorded an unrelated $0.1 million tax benefit resulting from the expiration of tax audit years in certain foreign jurisdictions. Our annual effective tax rate for 2008, excluding discrete tax items, is estimated at 27.3%.

EQUITY IN AFFILIATES

Our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and a 49% ownership interest in three companies in Mexico produced a net $0.1 million loss in the first quarter of 2008, compared to equity income of $0.5 million in the first quarter of 2007. The decline in results is mostly attributed to demolition and disposal costs, and related production interruptions, incurred by Daikyo as part of an expansion project to increase production of their Crystal Zenith® product line.

INCOME FROM CONTINUING OPERATIONS

Our first quarter 2008 net income from continuing operations was $26.2 million, or $0.76 per diluted share, compared to $26.5 million, or $0.77 per diluted share, in the first quarter of 2007. Our 2008 results include a net gain on a contract settlement of $1.3 million ($0.8 million after tax) or $0.03 per diluted share, restructuring costs of $1.0 million ($0.6 million after tax) or $0.02 per diluted share, and discrete tax benefits of $1.1 million ($0.03 per diluted share).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2008 was $264.1 million compared with $229.4 million at December 31, 2007.  The ratio of current assets to current liabilities at March 31, 2008 was 2.7 to 1.0.  Accounts receivable and inventory balances were $15.8 million and $7.5 million above year end 2007 levels. Much of this increase reflects our normal business trend, as year-end working capital levels are typically lower due to decreased shipping and production schedules during the last two weeks of December.  Our accounts receivable days-sales-outstanding (“DSO”) ratio was 51.1 days at March 31, 2008 compared to 48.7 days at December 31, 2007. Our inventory turn-over ratios were 6.4 and 6.9 at March 31, 2008 and December 31, 2007, respectively.  Our sales order backlog at March 31, 2008 was $267.0 million as compared to $255.8 million at March 31, 2007.  Foreign currency translation contributed $19.5 million of the increase, offset largely by decreased demand for packaging components used in anemia products.

Cash flows used in operations were $6.9 million for the first quarter of 2008, compared to cash flow generated from operations of $3.3 million in the first quarter of 2007. The decrease in 2008 operating cash flow is largely attributed to the payment of approximately $15 million in various tax related liabilities in Brazil.

Cash flows used in investing activities for the three month period ended March 31, 2008 include capital spending totaling $22.8 million.  Approximately $9.0 million of our first quarter capital spending was incurred on major projects to increase our manufacturing capacity, including the expansion of our rubber compounding capacity in Kinston, North Carolina, and ongoing plant expansion projects in Europe and Asia. First quarter 2008 capital for manufacturing equipment replacement and tooling totaled $7.4 million. We also began the application and development of a new information system in North America, accounting for the majority of our $6.4 million investment in information technology in the quarter. The first phase of this project, which concentrated on replacing our financial reporting, cash disbursement and order-to-cash processes, was substantially completed during the quarter and placed in service on April 2, 2008. A second phase of the project will commence in the second quarter of 2008, focusing on procurement and plant operations. We anticipate full year 2008 capital spending will be approximately $145 million, including the construction of a plastic manufacturing facility in China.

Our 2008 investing cash flows include $7.8 million in redemptions of an investment we made in 2007 in a strategic cash portfolio fund. The fund was closed to new investors by the fund manager with the intention to liquidate its assets. As of March 31, 2008, we have received $10.1 million in redemptions of our initial $25 million investment in the fund and anticipate that the majority of the remaining balance will be redeemed by the end of 2008.

Cash flows provided by financing activities for the first quarter of 2008 include $9.5 million of increased borrowings under our revolving debt facility. These funds were raised at the end of March 2008 and will be used to repay other revolving notes that mature in April of 2008.  Other cash flows used in financing activities include the payment of cash dividends totaling $4.5 million ($0.14 per share) and the payment of $2.8 million of withholding taxes incurred upon the vesting of stock-based awards resulting in the return of 64,780 shares of Company stock from employees. Other cash flows provided by financing activities include $1.5 million from the exercise of employee stock options and $2.2 million in related tax benefits.

No significant changes to contractual obligations occurred during the first three months of 2008.

At March 31, 2008, our consolidated debt was $417.5 million, compared to $395.1 million at December 31, 2007, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 38.6% compared to 36.9% at December 31, 2007.  Our cash and cash equivalents balance was $93.6 million at March 31, 2008, compared to $108.4 million at December 31, 2007. Total shareholders’ equity was $510.0 million at March 31, 2008 compared to $485.3 million at December 31, 2007.  We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

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

As of March 31, 2008, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At March 31, 2008, the interest rate swap agreements were recorded as a noncurrent liability with a fair value of $4.5 million.

We have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of March 31, 2008, there are nine monthly contracts outstanding at $0.875 million each, which are recorded as a current liability with a total fair value of $1.0 million. The last contract ends on December 15, 2008. Under the terms of the arrangement we have the right, but not the obligation, to sell Euro (EUR) at a rate of 1.4000 USD per EUR on the expiry dates listed in the range collar document. If the spot rate trades at or outside the collar range of 1.3400 and 1.6000 USD per EUR, the Company agrees to sell EUR at the base rate of 1.3750 USD per EUR on the expiration dates. We are protected against a strengthening USD outside the collar range by restricting the exchange rate to the base rate. We would participate in gains caused by a weakening USD up to the outer limit collar range. There are no cash payments required and no income statement effect of an exchange rate within the limit range. As of March 31, 2008, the EUR was equal to 1.5790 USD.

We also have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to Yen-denominated product purchases made by our European subsidiaries. As of March 31, 2008, there are nine monthly contracts outstanding at ¥33.5 million each, which are recorded as a current liability with a total fair value of less than $0.1 million. The last contract ends on December 15, 2008. Under the terms of the contracts, we have agreed to buy Japanese Yen (JPY) at the base rate of 156.35 JPY per EUR on the expiry dates listed in the range forward document. As of March 31, 2008, the EUR was equal to 156.799 JPY.

We have two notes payable in the total amount of €81.5 million, which are designated as a hedge of our investment in the net assets of our European operations. A $28.6 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of March 31, 2008. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At March 31, 2008, a $4.4 million foreign currency translation loss on the Yen-denominated debt is included within accumulated other comprehensive income.

In addition, the Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. As of March 31, 2008, there are two forward contracts outstanding whose purpose is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on assets created by intercompany loans. The first contract has a notional amount of €6.0 million and terminates on April 25, 2008. The fair value of this contract is $0.1 million and is recorded within accrued expenses. The second contract has a notional amount of 32.2 million SGD and terminates on April 28, 2008. The fair value of this contract is less than $0.1 million and is recorded within other current assets.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

NEW ACCOUNTING STANDARDS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not significantly change our valuation of assets or liabilities. Please refer to Note 4 of the Notes to Condensed Consolidated Financial Statements included within this report on Form 10-Q for the related disclosures. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Management does not expect this FSP to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141”. This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008. For the Company, SFAS No. 141(R) will be applied prospectively to business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. It shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of this statement will require our minority interest balance to be reported as a component of shareholders equity. Management is reviewing the additional requirements of this statement to determine what impact it may have, if any, on our financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and with third parties. EITF 07-1 provides guidance on the classification of payments between participants of the arrangement, the appropriate income statement presentation, as well as related disclosures. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Management is in the process of determining what impact, if any, EITF 07-1 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is reviewing the additional requirements of this statement to determine the impact it may have, if any, on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is included in the text in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption Market Risk and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2008 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1 – 31, 2008	218	$39.60	—	—

February 1 – 29, 2008	45,122	$43.68	—	—

March 1 – 31, 2008	87,405	$42.34	—	—

Total	132,745	$42.79	—	—

(1)   Includes 38,266 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)   Includes 29,699 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2007 Omnibus Incentive Compensation Plan.

(3)   Includes 64,780 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as well as on the vesting of incentive and restricted stock awards, as part of the Company’s 2007 Omnibus Incentive Compensation Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 8, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.

3.2	Our Bylaws, as amended effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.

4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.

4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.

4.3	Article I and V of our Bylaws, as amended through March 6, 2004 are incorporated by reference from our 10-Q report for the quarter ended March 31, 2004.

4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.(1)

10.1	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan.

10.2	Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F-1