Form 10-Q
period 2008-08-05
WEST PHARMACEUTICAL SERVICES INC
filed 2008-08-07
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of June 30, 2008, there were 32,514,911 shares of the Registrant’s common stock outstanding.

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

Many of the factors that will determine our future results are beyond our ability to control or predict. These statements are subject to known or unknown risks or uncertainties, and therefore, actual results could differ materially from past results and those expressed or implied in any forward-looking statement.  You should bear this in mind as you consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our products, including the availability and scope of relevant public and private health insurance reimbursement for prescription products, medical devices and components and medical procedures in which our customers’ products are employed or consumed;

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

•	dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate Daikyo Seiko, Ltd.;

•
the availability and cost of skilled employees required to meet increased production, managerial, research and other needs of the Company, including professional employees and persons employed under collective bargaining agreements;

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases; and

•	claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying the Company for the cost of such claims.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of the Company’s research and development efforts;

•	the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•
dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties, including costs and risks associated with planned upgrades to existing business systems;

•	national, regional and local economic and business conditions;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, and Japanese Yen;

•	changes in tax law or loss of beneficial tax incentives;

•	the conclusion of unresolved tax positions inconsistent with currently expected outcomes; and

•	the timely execution and realization of savings anticipated by the restructuring plan announced in December 2007 for certain operations and functions of the Tech Group.

We also refer you to the risks associated with our business that are contained in our Annual Report on Form 10-K under Item 1A, “Risk Factors and Cautionary Factors That May Affect Future Results,” as supplemented from time to time in subsequently filed Quarterly Reports on Form 10-Q, and other documents we may file with the Securities and Exchange Commission (“SEC”).

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc. and its subsidiaries, unless noted otherwise.

Exubera® is a registered trademark of Pfizer Inc.

Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$279.3	$263.7	$550.0	$521.3
Cost of goods sold	195.7	187.0	382.9	364.2
Gross profit	83.6	76.7	167.1	157.1
Research and development	4.9	3.8	10.3	7.4
Selling, general and administrative expenses	40.9	38.2	81.0	75.2
Restructuring and other items (Note 2)	(4.8)	(0.2)	(4.9)	0.1
Operating profit	42.6	34.9	80.7	74.4
Interest expense	4.2	3.9	8.3	6.7
Interest income	(0.7)	(2.2)	(1.7)	(2.8)
Income before income taxes and minority interests	39.1	33.2	74.1	70.5
Income tax expense	10.8	7.0	19.2	18.2
Minority interests	0.2	0.1	0.4	0.2
Income from consolidated operations	28.1	26.1	54.5	52.1
Equity in net income of affiliated companies	0.6	0.4	0.5	0.9
Income from continuing operations	28.7	26.5	55.0	53.0
Discontinued operations, net of tax	-	(0.5)	-	(0.5)
Net income	$28.7	$26.0	$55.0	$52.5

Net income per share:
Basic
Continuing operations	$0.89	$0.80	$1.70	$1.61
Discontinued operations	-	(0.01)	-	(0.01)
	$0.89	$0.79	$1.70	$1.60

Assuming dilution:
Continuing operations	$0.82	$0.74	$1.58	$1.51
Discontinued operations	-	(0.01)	-	(0.01)
	$0.82	$0.73	$1.58	$1.50

Average common shares outstanding	32.4	32.9	32.3	32.8
Average shares assuming dilution	36.3	37.1	36.2	35.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash, including cash equivalents	$102.3	$108.4
Accounts receivable, net	159.2	136.1
Inventories	127.3	111.8
Short-term investments	9.7	21.0
Deferred income taxes	5.9	5.3
Other current assets	39.0	29.7
Total current assets	443.4	412.3
Property, plant and equipment	975.0	897.7
Less accumulated depreciation and amortization	453.0	416.0
Property, plant and equipment, net	522.0	481.7
Investments in affiliated companies	35.0	31.7
Goodwill	107.5	109.2
Pension asset	11.5	13.0
Deferred income taxes	59.1	61.0
Intangible assets, net	52.1	55.0
Other noncurrent assets	22.8	21.7
Total Assets	$1,253.4	$1,185.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	69.8	80.4
Pension and other postretirement benefits	1.9	1.8
Accrued salaries, wages and benefits	44.2	38.1
Income taxes payable	10.0	9.8
Taxes other than income	13.3	17.7
Deferred income taxes	2.4	2.5
Other current liabilities	36.4	32.1
Total current liabilities	178.5	182.9
Long-term debt	397.7	394.6
Deferred income taxes	47.2	46.6
Pension and other postretirement benefits	41.7	40.1
Other long-term liabilities	36.5	30.5
Total Liabilities	701.6	694.7
Commitments and contingencies (Note 12)	-	-
Minority interests	5.2	5.6
Shareholders’ equity	546.6	485.3
Total Liabilities and Shareholders’ Equity	$1,253.4	$1,185.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Common Stock					Treasury Stock
	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Number of shares	Treasury Stock	Total
Balance, December 31, 2007	34.3	$8.6	$64.4	$450.2	$33.6	(2.1)	$(71.5)	$485.3
Net income				55.0				55.0
Stock-based compensation			2.6					2.6
Shares issued under stock plans			(5.5)			0.3	7.5	2.0
Shares repurchased for employee tax withholdings						-	(3.2)	(3.2)
Excess tax benefit from stock plans			3.1					3.1
Cash dividends declared ($0.28 per share)				(9.2)				(9.2)
Changes – other comprehensive income					11.0			11.0
Balance, June 30, 2008	34.3	$8.6	$64.6	$496.0	$44.6	(1.8)	$(67.2)	$546.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$55.0	$52.5
Loss from discontinued operations, net of tax	-	0.5
Depreciation	27.8	25.7
Amortization	2.1	2.6
Other non-cash items, net	7.8	4.5
Changes in assets and liabilities	(43.8)	(40.1)
Net cash provided by operating activities	48.9	45.7

Cash flows from investing activities:
Capital expenditures	(53.2)	(45.1)
Acquisition of patents and other assets	(0.4)	(4.2)
Proceeds from redemption of investments	11.1	-
Other	0.1	0.7
Net cash used in investing activities	(42.4)	(48.6)

Cash flows from financing activities:
Issuance of convertible debt, net of costs	-	156.4
Repayments under revolving credit agreements, net	(7.9)	(15.0)
Changes in other debt	(0.2)	(0.4)
Dividend payments	(9.1)	(8.6)
Excess tax benefit from stock option exercises	3.1	0.7
Shares repurchased for employee tax withholdings	(3.2)	(3.6)
Issuance of common stock	3.0	2.5
Net cash (used in) provided by financing activities	(14.3)	132.0

Effect of exchange rates on cash	1.7	1.1
Net (decrease) increase in cash and cash equivalents	(6.1)	130.2

Cash, including cash equivalents at beginning of period	108.4	47.1
Cash, including cash equivalents at end of period	$102.3	$177.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements for the three and six month periods ended June 30, 2008 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2007 Annual Report on Form 10-K.

Note 2:  Restructuring and Other Items

Restructuring and other items for the three and six month periods ended June 30 consist of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Restructuring and related charges:
Severance and post-employment benefits	$0.3	$-	$1.1	$-
Asset write-offs	0.9	-	1.0	-
Other	0.2	-	0.3	-
Total restructuring and related charges	1.4	-	2.4	-

Other items:
Contract settlement proceeds, net of costs	(6.6)	-	(7.9)	-
Foreign exchange (gains) losses	-	(0.5)	0.3	(0.3)
Loss on sales of equipment	0.6	0.1	0.6	0.4
Other, net	(0.2)	0.2	(0.3)	-
Total other items	(6.2)	(0.2)	(7.3)	0.1
Total restructuring and other items	$(4.8)	$(0.2)	$(4.9)	$0.1

Restructuring and Related Charges

For the three and six month periods ended June 30, 2008, we have incurred $1.4 million and $2.4 million, respectively, in restructuring and related charges as part of a plan to align the plant capacity and workforce of our Tech Group segment with the current business outlook for the segment and as part of a longer-term strategy of focusing the business on proprietary products. We now expect to incur a total of $4.0 million to $5.0 million in related severance and other costs during 2008 as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

The following table details activity related to our restructuring obligations:

	Severance	Other
($ in millions)	and benefits	Costs	Total
Balance, December 31, 2007	$1.9	$0.3	$2.2
2008 charges	1.1	1.3	2.4
Non-cash adjustment	-	(1.0)	(1.0)
Cash payments	(2.3)	(0.4)	(2.7)
Balance, June 30, 2008	$0.7	$0.2	$0.9

All payments associated with the restructuring plan are expected to be completed by December 2008.

Other Items

In February of 2008, we entered into a termination and continuation agreement with our customer Nektar Therapeutics, which provided for the full reimbursement of our investment in materials, facilities, equipment, personnel and other costs associated with the shutdown of manufacturing operations for the Exubera® inhalation device.  The agreement required us to maintain the production facility for up to one year, while Nektar determined how to proceed with the product. During the first quarter of 2008, we received payments from Nektar, which more than offset the related raw material, severance and facility costs incurred, resulting in a net first quarter gain of $1.3 million. In April of 2008, Nektar notified us that it no longer required us to maintain the production facility. As part of the termination agreement, we received additional payments in the second quarter of 2008, offset by compensation and overhead costs incurred at our production facility, resulting in a net second quarter gain of $6.6 million. For the six month period ended June 30, 2008, our total gain on the contract settlement was $7.9 million.

Note 3:  Discontinued Operations

In the second quarter of 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.

Note 4:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results. Items not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first half of 2008, we completed an agreement with the Republic of Singapore that reduces our Singapore income tax rate for a period of 10 years. As a result of this agreement, our six month results contain a $1.0 million tax benefit which represents the remeasurement of our current and deferred income tax liabilities at the new rate. In addition, during the first half of 2008, we recorded an unrelated $0.1 million tax benefit resulting from the expiration of tax audit years in certain foreign jurisdictions, which directly reduced our liability for unrecognized tax benefits.

In the second quarter of 2007, we recorded $2.4 million, or $0.06 per diluted share, in tax benefits resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns.

It is reasonably possible that during the next 12 months, our liability for unrecognized tax benefits may be reduced by approximately $3.2 million, due to the expiration of certain statute of limitations in the U.S. and foreign jurisdictions. During the six month period ended June 30, 2008, we recognized $0.1 million in tax-related interest expense and penalties. Accrued interest was $0.8 million at June 30, 2008.

Because we are a global organization, we and our subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. federal tax jurisdiction for tax years 2004 through 2007. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2007.

Note 5:  Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not change our valuation of assets or liabilities. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

SFAS No. 157 uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at
	June 30,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$9.7	$-	$9.7	$-
Foreign currency forward exchange contracts	0.3	-	0.3	-
Deferred compensation asset	3.5	3.5	-	-
Long-term investments	2.3	-	2.3	-
	$15.8	$3.5	$12.3	$-

Liabilities:
Foreign currency forward exchange contracts	$1.3	$-	$1.3	$-
Interest rate swap contracts	1.2	-	1.2	-
	$2.5	$-	$2.5	$-

Note 6:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventory balances are as follows:

	June 30,	December 31,
($ in millions)	2008	2007
Finished goods	$54.4	$45.1
Work in process	20.5	16.5
Raw materials	52.4	50.2
	$127.3	$111.8

Note 7:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ and shares in millions)	2008	2007	2008	2007
Income from continuing operations	$28.7	$26.5	$55.0	$53.0
Discontinued operations, net of tax	-	(0.5)	-	(0.5)
Net income, as reported, for basic net income per share	28.7	26.0	55.0	52.5
Plus: interest expense on convertible debt, net of tax	1.1	1.1	2.1	1.3
Net income for diluted net income per share	$29.8	$27.1	$57.1	$53.8
Weighted average common shares outstanding	32.4	32.9	32.3	32.8
Assumed stock options exercised and awards vested, based on the treasury stock method	1.0	1.3	1.0	1.3
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	1.7
Weighted average shares assuming dilution	36.3	37.1	36.2	35.8

Options to purchase 0.7 million and 0.6 million shares of our common stock for the three and six month periods ended June 30, 2008, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 0.3 million antidilutive options outstanding during both the three and six month periods ended June 30, 2007.

Note 8:  Comprehensive Income

Comprehensive income for the three and six month periods ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Net income	$28.7	$26.0	$55.0	$52.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6.9	4.8	11.2	5.1
Defined benefit pension and other postretirement plans	0.2	0.1	0.2	0.3
Unrealized gains (losses) on derivatives	2.0	1.1	(0.4)	0.9
Other comprehensive income, net of tax	9.1	6.0	11.0	6.3
Comprehensive income	$37.8	$32.0	$66.0	$58.8

Note 9:  Stock-Based Compensation

At June 30, 2008, approximately 3,032,993 shares remained available for grants under the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms of awards to be granted to employees. Vesting requirements vary by award.

In the first half of 2008, we granted 352,660 stock options at a weighted average exercise price of $41.79 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first six months of 2008 was $9.73 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.93%; expected life of 5 years; stock volatility of 24.7%; and a dividend yield of 1.3%. Stock volatility is estimated based on historical data as well as any expected future trends. Expected lives are based on prior experience.

We also granted 124,956 performance vesting share (“PVS”) awards at a weighted average grant date fair value of $41.79 to key employees under the 2007 Plan in the first quarter of 2008.  Each PVS right entitles the holder to one share of Company stock if annual growth rate of revenue and return on invested capital (“ROIC”) targets are achieved over a three-year performance period. PVS awards are granted at target levels assuming 100% achievement of the revenue growth and ROIC goals over the performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount.  The fair value of PVS awards is based on the market price of the Company’s stock at the grant date and is recognized as an expense over the performance period.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
Service cost	$1.8	$1.9	$0.2	$0.3	$2.0	$2.2
Interest cost	3.5	3.3	0.3	0.2	3.8	3.5
Expected return on assets	(4.1)	(4.1)	-	-	(4.1)	(4.1)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	0.5	0.6	-	-	0.5	0.6
Net periodic benefit cost	$1.4	$1.4	$0.5	$0.5	$1.9	$1.9

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
U.S. plans	$1.0	$1.1	$0.5	$0.5	$1.5	$1.6
International plans	0.4	0.3	-	-	0.4	0.3
Net periodic benefit cost	$1.4	$1.4	$0.5	$0.5	$1.9	$1.9

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
Service cost	$3.7	$3.8	$0.4	$0.5	$4.1	$4.3
Interest cost	7.0	6.5	0.5	0.4	7.5	6.9
Expected return on assets	(8.3)	(8.1)	-	-	(8.3)	(8.1)
Amortization of transition obligation	0.1	0.1	-	-	0.1	0.1
Amortization of prior service (credit) cost	(0.6)	(0.6)	-	0.1	(0.6)	(0.5)
Recognized actuarial losses	0.9	1.2	-	-	0.9	1.2
Net periodic benefit cost	$2.8	$2.9	$0.9	$1.0	$3.7	$3.9

	Pension benefits		Other retirement benefits		Total
($ in millions)	2008	2007	2008	2007	2008	2007
U.S. plans	$2.1	$2.2	$0.9	$1.0	$3.0	$3.2
International plans	0.7	0.7	-	-	0.7	0.7
Net periodic benefit cost	$2.8	$2.9	$0.9	$1.0	$3.7	$3.9

Note 11:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Net Sales
Pharmaceutical Systems	$212.6	$189.3	$420.1	$380.7
Tech Group	69.6	77.7	136.0	146.7
Eliminations	(2.9)	(3.3)	(6.1)	(6.1)
Net Sales	$279.3	$263.7	$550.0	$521.3
Operating Profit
Pharmaceutical Systems	$40.3	$39.8	$83.9	$84.5
Tech Group	4.7	3.5	8.4	6.3
Corporate costs	(4.5)	(4.9)	(10.1)	(10.9)
Contract settlement, net of restructuring and related charges	5.2	-	5.5	-
Stock-based compensation costs	(1.6)	(1.9)	(4.0)	(2.3)
U.S. pension and other retirement benefits	(1.5)	(1.6)	(3.0)	(3.2)
Operating profit	42.6	34.9	80.7	74.4
Interest expense	4.2	3.9	8.3	6.7
Interest income	(0.7)	(2.2)	(1.7)	(2.8)
Income before income taxes and minority interests	$39.1	$33.2	$74.1	$70.5

Our 2008 three and six month results contain net gains of $5.2 million and $5.5 million, respectively. These amounts consist of net contract settlement gains of $6.6 million and $7.9 million, respectively, offset by restructuring and related charges in the amount of $1.4 million and $2.4 million for the same periods.

Note 12:  Commitments and Contingent Liabilities

The Company, in the normal course of business, is subject to various legal proceedings and claims. These matters include employment matters, pricing, sales and marketing practices, environmental, health and safety matters and product liability. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While it is not feasible to predict the outcome of such proceedings and exposures with certainty, we believe their ultimate resolution should not have a material adverse effect on our financial position, results of operations or cash flow.

Note 13:  New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141". This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008. For the Company, SFAS No. 141(R) will be applied prospectively to business combinations entered into on or after January 1, 2009.

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

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and with third parties. EITF 07-1 provides guidance on the classification of payments between participants of the arrangement, the appropriate income statement presentation, as well as related disclosures. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Management believes that the adoption of EITF 07-1 will not have an impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management believes that the adoption of SFAS No. 161 will not have an impact on our financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management believes that the adoption of FSP No. FAS 142-3 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the U.S. There are no specific disclosure requirements with this statement. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management believes that the adoption of SFAS No. 162 will not have an impact on our financial statements.

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

In our Pharmaceutical Systems segment, our 2008 sales growth will be limited by regulatory and reimbursement issues affecting the demand for certain biotechnology customer products, our decision to cease production of a lower margin disposable medical product component and the impact of customer inventory management programs for recently launched products. Despite these issues, we continue to expect sales growth of approximately 5% for the Pharmaceutical Systems segment in 2008, excluding the impact of foreign exchange rates, led by demand from generic pharmaceutical and contract manufacturing customers. Our reported sales and operating profit should also continue to benefit from the increase in the value of our international sales due to the strength of these currencies versus the U.S. dollar.

We are carefully monitoring the impact of higher hydrocarbon prices on raw materials and utilities used to operate our production facilities and in the distribution and transportation of our products. Many of our Pharmaceutical Systems segment product lines are made from synthetic elastomers, which are derived from the petroleum production process. Our sales contracts and pricing agreements with our customers are generally indexed to producer price and other inflation indices, which allow us to increase our sales prices in-line with related commodity or other cost increases. As the inflation indices contained in our contracts are derived from prior period prices, our price increases may trail the actual affect of significant material cost increases on our operations on a short-term basis. We expect a negative impact on our second half 2008 results of $2.0 million to $3.0 million, representing the net impact of raw material and other costs increases in excess of sales price increases and other surcharges that will go into effect during this period. On a longer-term basis, we expect our cost-indexed price increases and cost efficiency initiatives will fully offset material, labor and other cost increases.

We remain optimistic about the demand for our products and are committed to expanding our manufacturing capacity and the geographic scope of our operations. Several of our production facilities are operating at or near full capacity. We are currently expanding capacity at the following plants: Germany; Serbia; France; Singapore; Clearwater, Florida and Kinston, North Carolina. A portion of the additional manufacturing capacity from these projects will become available toward the end of 2008, with full completion of all projects expected by 2011.  The construction of our new production facility in China, which will manufacture plastic components for intravenous systems, is progressing and we are in the process of finalizing the detailed design work for the building itself. We anticipate completion of construction and customer product validation activities for the China plastics plant by the end of 2009. We also continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India.

Our Tech Group segment continues to respond to the loss of revenues formerly derived from the production of an inhalation device, which our customer and their licensing partner discontinued marketing at the end of 2007, as well as decreased demand for certain other customer products following 2007 product launch activities. As a result of these issues, we expect 2008 net sales in our Tech Group segment to be approximately 10% lower than in 2007.  As part of a plan to reduce our ongoing operating costs, we initiated a series of restructuring initiatives in 2007 to reduce production, engineering and administrative operations and consolidate our tool shops into one location. We expect to incur restructuring costs of between $4 million to $5 million in 2008 as we complete these programs, realizing $3.0 million of cost savings within the year and annual operating savings thereafter of approximately $7.0 million. The Tech Group segment is also affected by higher material and energy costs, however, the majority of our contractual arrangements in this business allow us to pass these costs on to our customers. We believe that the combination of the leaner cost structure made possible by our restructuring initiatives, the increased utilization of Tech Group production facilities including the recently completed Michigan plant and an improved outlook for several customer products will more than offset the operating profit impact resulting from the loss of the inhalation device sales and other revenue-related reductions in 2008.

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

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended		Six Months Ended
Net sales:	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems	$212.6	$189.3	$420.1	$380.7
Tech Group	69.6	77.7	136.0	146.7
Intersegment sales	(2.9)	(3.3)	(6.1)	(6.1)
Total net sales	$279.3	$263.7	$550.0	$521.3

Consolidated second quarter 2008 net sales increased by $15.6 million, or 5.9%, over those achieved in the second quarter of 2007. Foreign currency translation accounted for $17.9 million, or 6.8 percentage points, of the sales growth.  Excluding foreign currency translation, second quarter 2008 net sales decreased $2.3 million or 0.9% as compared to the prior year quarter.

In the Pharmaceutical Systems segment, second quarter 2008 net sales were $23.3 million, or 12.3%, favorable to those achieved in the prior year quarter. Foreign currency translation accounted for $16.0 million, or 8.4 percentage points, of the increase. Excluding foreign currency translation, second quarter 2008 net sales in the Pharmaceutical Systems segment were $7.3 million, or 3.9%, above those achieved in the second quarter of 2007. Sales growth in the Pharmaceutical Systems segment was limited by the impact of regulatory and reimbursement issues affecting the demand for certain customer products designed to treat anemia in cancer patients, resulting in a $6.1 million decrease in second quarter 2008 vs. 2007 sales of components used in the packaging of these products. In addition, sales of components used in blood collection systems were $3.9 million lower in 2008 than in 2007, a result of our decision to cease production of these components. These sales decreases were more than offset by an $11.0 million increase in sales of stoppers used in vial packaging for a variety of customer products, a $2.2 million increase in sales of our Flip-off® seals used in flu vaccine packaging, a $1.5 million increase in sales of safety and administration systems, and $2.6 million in increased tooling and developmental agreements and analytical lab revenues.

Tech Group segment second quarter 2008 net sales were $8.1 million, or 10.4%, below those reported in the second quarter of 2007. Foreign currency translation was favorable by $1.9 million, or 2.5 percentage points, to the prior year quarter. Excluding foreign currency translation, second quarter 2008 net sales in the Tech Group segment were $10.0 million, or 12.9%, below those achieved in the second quarter of 2007. The majority of the decline in Tech Group segment sales is due to the absence of 2008 sales of an inhalation device (Exubera®), following an October 2007 decision by our customer’s licensing partner to discontinue marketing the product. Net sales of the Exubera® device were $10.2 million in the second quarter of 2007. In addition, the Tech Group segment experienced a $4.2 million decrease in sales of packaging for a customer’s weight loss product launched in 2007. On the positive side, sales of IV and blood filter products were $3.8 million above second quarter 2007 levels, with strong contributions being made from our recently completed facility in Michigan and our operations in Puerto Rico. We also continued to see strong sales increases of an intra-nasal delivery system used in a customer’s allergic rhinitis treatment, and increased sales of a juice and dairy product packaging system, which more than offset sales declines in containers for women’s healthcare products.

Consolidated net sales for the six months ended June 30, 2008 increased by $28.7 million, or 5.5%, compared to the first six months of 2007. Foreign currency translation accounted for $34.1 million, or 6.5 percentage points, of the sales growth.  Excluding foreign currency translation, consolidated 2008 year-to-date net sales decreased $5.4 million, or 1.0%, from the prior year. Sales price increases contributed approximately 1.5% to consolidated and segment sales growth in the comparison of the 2008 to 2007 six-month results.

Pharmaceutical Systems segment sales for the six month period ended June 30, 2008 were $39.4 million higher than in the corresponding prior year period, including $30.7 million resulting from favorable foreign currency translation. Excluding foreign currency translation, Pharmaceutical Systems net sales were $8.7 million, or 2.3%, above prior year levels. Sales growth was constrained by the $21.8 million reduction in sales resulting from the combined impact of the issues affecting the demand for customer products designed to treat anemia in cancer patients and our decision to cease production of components used in blood collection systems. These sales declines were more than offset by an overall increase in sales of pharmaceutical packaging and processing components across all of our product offerings, led by a significant increase in sales to generic pharmaceutical and contract manufacturing operations, continuing demand for our line of safety and administration systems featuring reconstitution products, and an increase in other revenues led by increased tooling and development agreement activities.

Tech Group segment year-to-date net sales were $10.7 million below prior year levels. Foreign currency translation was $3.4 million favorable in the comparison of the six month results of 2008 to 2007. Excluding foreign currency translation, first half 2008 Tech Group segment sales were $14.1 million, or 9.6%, unfavorable to those achieved in 2007. The loss of sales resulting from the discontinuation of the Exubera® inhalation device accounts for $20.1 million of the decrease. Six month 2007 sales also benefited from $7.0 million of sales for a customer’s product launch of a weight loss product, for which we have no sales in the first six months of 2008. These sales declines were partially offset by revenues from our new IV filter business, together with strong demand for the intra-nasal delivery system and our juice and dairy packaging product.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Three Months Ended		Six Months Ended
Gross profit:	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems Segment
Gross Profit	$73.2	$67.0	$148.1	$138.9
Gross Margin	34.4%	35.4%	35.3%	36.5%

Tech Group Segment
Gross Profit	$10.4	$9.7	$19.0	$18.2
Gross Margin	14.9%	12.5%	13.9%	12.4%

Consolidated Gross Profit	$83.6	$76.7	$167.1	$157.1
Consolidated Gross Margin	29.9%	29.1%	30.4%	30.1%

Second quarter 2008 consolidated gross profit increased by $6.9 million over the 2007 second quarter, consisting of a $6.2 million increase in Pharmaceutical Systems segment gross profit and a $0.7 million increase in Tech Group segment gross profit. Foreign currency translation was $5.5 million favorable in the comparison of second quarter 2008 to 2007 gross profit. Decreases in plant overhead costs and improved plant efficiency within the Tech Group segment contributed the additional increase in gross profit and overall improvement in consolidated gross margins.

In the Pharmaceutical Systems segment, our second quarter 2008 gross margin declined by 1.0 percentage point from that achieved in the 2007 second quarter. The majority of the decrease is due to higher plant overhead costs related to increased staffing of manufacturing initiatives and production support positions in North America, and higher utility costs throughout our operations. The positive benefit of sales price increases and marginally higher sales volumes offset higher material and labor costs.

In the Tech Group segment, gross margins improved by 2.4 percentage points by comparison to second quarter 2007 results. The improved gross margin performance is largely due to a net decrease in plant overhead costs resulting from our restructuring efforts and efficiencies resulting from the completion of transfer and start-up activities at our new production facility in Michigan, which more than offset an overall decline in our production volume and sales mix related to the loss of the inhalation device product and the weight loss product packaging activity that benefited 2007 results.

For the six month period ended June 30, 2008, consolidated gross profit was $10.0 million above that reported in the 2007 six month period. Foreign currency translation was $11.0 million favorable in the comparison of the six month periods, largely benefiting the Pharmaceutical Systems segment. Gross margins in the Pharmaceutical Systems segment declined by 1.2 percentage points in the comparison of the six month results largely due to increased staffing of manufacturing system initiatives, production support positions, overtime costs in our North American operations, and higher depreciation expense. Sales price increases and moderately favorable production and sales volume impacts were largely offset by higher material prices, wage increases and utility costs.  Tech Group margins improved by 1.5 percentage points from last year’s six month results, with lower overhead costs resulting from restructuring initiatives and the completion of our Michigan plant relocation and start-up activities more than offsetting the volume and product mix impacts of the overall sales decrease.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

	Three Months Ended		Six Months Ended
Research and development (R&D):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems segment	$4.5	$3.3	$9.4	$6.3
Tech Group segment	0.4	0.5	0.9	1.1
Total R&D expense	$4.9	$3.8	$10.3	$7.4

Research and development costs for the three and six month periods ended June 30, 2008 were $1.1 million and $2.9 million, respectively, above those incurred in the corresponding periods of 2007. The majority of the increase is connected with our development of pre-fillable syringe systems that would utilize Daikyo’s Crystal Zenith®, a unique, transparent polymer that can be used to produce vials and syringe barrels. Daikyo Seiko, Ltd of Japan, our 25% owned affiliate in Japan, is also our partner in a long-standing marketing and technology transfer agreement that enables West and Daikyo to develop products that help customers mitigate drug product development risks and enhance patient safety. We are also continuing with our development efforts on an advanced injection system utilizing auto-injector technology acquired in the first quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended		Six Months Ended
Selling, general and administrative costs (SG&A):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems SG&A costs	$28.8	$24.1	$54.9	$47.7
Pharmaceutical Systems SG&A as a % of segment net sales	13.5%	12.7%	13.1%	12.5%

Tech Group SG&A costs	$4.7	$5.7	$9.2	$11.1
Tech Group SG&A as a % of segment net sales	6.8%	7.3%	6.7%	7.6%

Corporate costs:
General corporate costs	4.3	4.9	9.9	10.9
Stock-based compensation expense	1.6	1.9	4.0	2.3
U.S. pension and other retirement benefits	1.5	1.6	3.0	3.2
Total Selling, General & Administrative costs	$40.9	$38.2	$81.0	$75.2
Total SG&A as a % of total net sales	14.6%	14.5%	14.7%	14.4%

Consolidated SG&A expenses for the three and six month periods ended June 30, 2008 were $2.7 million and $5.8 million, respectively, above those recorded in the corresponding periods of 2007. Foreign currency translation accounted for $2.0 million and $3.6 million of the increase in the three and six month period comparisons, respectively.

In the Pharmaceutical Systems segment, second quarter and first half 2008 SG&A expenses increased by $4.7 million and $7.2 million, respectively, over the corresponding prior year periods.  Foreign currency translation accounted for $1.9 million and $3.4 million, respectively, of the increase in SG&A costs in the comparison of the 2008 and 2007 three and six month results. Compensation costs were $1.6 million and $2.1 million, respectively, above those incurred in the 2007 second quarter and six month periods due to the impact of annual pay increases, increased staffing of information technology support functions and post employment benefit costs in Brazil. Consulting costs for the preliminary design of new information systems accounted for $0.5 million and $0.6 million, respectively, of the three and six month spending increase over the prior year periods. Higher facility costs in our North American headquarters and legal costs in support of innovation programs contribute to the majority of the remaining increase in SG&A spending in both the three and six month period comparisons.

Second quarter and first half 2008 SG&A costs in the Tech Group segment were $1.0 million and $1.9 million below the corresponding prior year periods. A net reduction in headcount associated with our restructuring efforts, lower amortization expense of intangible assets and bad debt recoveries all contributed to the reduction in 2008 SG&A costs within the Tech Group segment.

General corporate SG&A costs include executive compensation and other costs, Board of Directors compensation, legal, compliance, finance and communication expenses.  These costs were $0.6 million and $1.0 million below those incurred in the three and six month periods of 2007, respectively.

Stock-based compensation costs for the second quarter of 2008 were $0.3 million favorable compared to the 2007 second quarter, due primarily to lower costs associated with a performance vesting share award program and a decrease in West stock-price indexed deferred compensation plan costs. For the six month period, 2008 stock-based compensation costs were $1.7 million above those incurred in 2007, largely due to the impact of changes in our stock price on the stock-price indexed deferred compensation plans. Our stock price increased $2.69 per share during the first six months of 2008, closing at $43.28 per share on June 30, 2008. During the first six months of 2007, our stock price decreased $4.08 per share closing at $47.15 per share at June 30, 2007. The resulting change in the fair value of our deferred stock unit liabilities accounts for the increase in the comparison of first half 2008 and 2007 stock-based compensation costs, offset by a net $0.5 million decrease in performance vesting share award programs due to lower performance estimates for these plans.

U.S. pension plan expenses in the three and six month periods ended June 30, 2008 were slightly lower than in the comparable 2007 periods. We anticipate full year 2008 pension costs of approximately $6.0 million, essentially equal to those incurred during 2007.

RESTRUCTURING AND OTHER ITEMS

Other expense, consisting of gains, losses or impairments of segment assets, foreign exchange transaction items, miscellaneous royalty and sundry transactions are generally recorded within the respective operating segment. Certain costs deemed to be outside the control of segment management are not allocated to our operating segments. The following table summarizes our restructuring and other items for each of the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
Restructuring and other items:	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems segment	$(0.4)	$(0.2)	$(0.1)	$0.4
Tech Group segment	0.6	-	0.5	(0.3)
Corporate	0.2	-	0.2	-
Unallocated charges (credits):
Contract settlement proceeds in excess of costs	(6.6)	-	(7.9)	-
Restructuring and related charges	1.4	-	2.4	-
Total unallocated charges (credits)	(5.2)	-	(5.5)	-

Total restructuring and other items	$(4.8)	$(0.2)	$(4.9)	$0.1

The other income improvement for both the 2008 to 2007 quarter and first half comparisons in the Pharmaceutical Systems segment is due to miscellaneous income from government grants in Europe and a decline in losses from miscellaneous asset dispositions. The increase in other expense within the Tech Group segment represents the impact of several asset impairments recorded in 2008, compared to a gain on the sale of a cost investment recorded in the first quarter of 2007. The $0.2 million charge recorded in corporate expenses represents a foreign exchange loss on an intercompany transaction.

In February of 2008, we entered into a termination and continuation agreement with our customer Nektar Therapeutics, which provided for the full reimbursement of our investment in materials, facilities, equipment, personnel and other costs associated with the shutdown of manufacturing operations for the Exubera® inhalation device.  The agreement required us to maintain the production facility for up to one year, while Nektar determined how to proceed with the product. During the first quarter of 2008, we received payments from Nektar, which more than offset the related raw materials, severance and facility costs incurred, resulting in a net first quarter gain of $1.3 million. In April of 2008, Nektar notified us that it no longer required us to maintain the production facility.  As part of the termination agreement, we received additional payments in the second quarter of 2008, offset by compensation and overhead costs incurred at our production facility, resulting in a net second quarter gain of $6.6 million. For the six month period ending June 30, 2008, our gain on the contract settlement totaled $7.9 million. We plan to convert the existing assets of the production facility to other operations in our Tech Group segment and expect to incur transition and carrying costs of approximately $3.5 million during the remainder of 2008 before this site is ready to commence new production operations, resulting in an estimated final net gain on the contract settlement of approximately $4.4 million.

For the three and six month periods ended June 30, 2008, we have incurred $1.4 million and $2.4 million, respectively, of restructuring charges as part of a plan to align the plant capacity and workforce of our Tech Group segment with the current business outlook for the segment and as part of a longer-term strategy of focusing the business on proprietary products.  We now expect to incur between $4.0 million and $5.0 million in related severance and other costs during 2008 as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

OPERATING PROFIT

Operating profit by reportable segment, corporate and other unallocated costs was as follows:

	Three Months Ended		Six Months Ended
Operating profit (loss):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems	$40.3	$39.8	$83.9	$84.5
Tech Group	4.7	3.5	8.4	6.3
Corporate and other unallocated items:
General corporate costs	(4.5)	(4.9)	(10.1)	(10.9)
Stock-based compensation costs	(1.6)	(1.9)	(4.0)	(2.3)
U.S. pension and other retirement benefits	(1.5)	(1.6)	(3.0)	(3.2)
Contract settlement, net of restructuring and related charges	5.2	-	5.5	-
Consolidated operating profit	$42.6	$34.9	$80.7	$74.4

Our second quarter and six month 2008 operating profits were $7.7 million and $6.3 million, respectively, above the corresponding prior year periods. Our 2008 second quarter and six month results contain net gains of $5.2 million and $5.5 million, respectively, resulting from the settlement of a contract, net of restructuring costs. Foreign currency translation was favorable by $3.3 million and $7.0 million in the comparison of the three and six month results of 2008, respectively, as compared to the same periods in 2007. Excluding foreign exchange benefits, Pharmaceutical Systems operating profit for the 2008 periods was less than that achieved in 2007, largely due to higher overhead costs which constrained gross profit growth, and overall higher spending on information systems and research and development initiatives. The Tech Group segment operating profit improvement reflects the benefits of our restructuring program and the completion of a plant relocation initiated in 2007 which is now in service in 2008.

INTEREST EXPENSE, NET

The following table summarizes our net interest expense:

	Three Months Ended		Six Months Ended
Interest expense (income):	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Interest expense	$4.8	$4.4	$9.4	$7.4
Capitalized interest	(0.6)	(0.5)	(1.1)	(0.7)
Interest income	(0.7)	(2.2)	(1.7)	(2.8)
Interest expense, net	$3.5	$1.7	$6.6	$3.9

Interest expense for the three and six month periods of 2008, before capitalized interest and interest income, is $0.4 million and $2.0 million above that recorded in the corresponding periods of 2007. The timing of our issuance of $161.5 million in convertible debt in March and April of 2007 accounted for $1.3 million of the year-to-date increase, as the notes were outstanding for the entire six month period of 2008 compared to partial periods in the prior year. The impact of foreign exchange rates on Euro-denominated debt and commitment fees accounted for the remaining increase. The decrease in interest income is also largely due to the timing of the convertible note issuance as a portion of the proceeds was invested in money market and strategic cash management funds in the first half of 2007, and then subsequently used in our stock buy-back program in the second half of 2007 and in our capital expansion programs. The increase in capitalized interest is attributed to our Pharmaceutical Systems segment’s expansion projects in Europe.

INCOME TAXES

Tax expense for the six month period ended June 30, 2008 was $19.2, or 26.0% of pre-tax income, compared to $18.2 million or 25.8% of pre-tax income in the same period of 2007. During the first quarter of 2008, we completed an agreement with the Republic of Singapore that reduces our income tax rate in Singapore for a period of 10 years, provided we comply with certain capital spending and employment targets included in expansion plans for our production facility in that country. The effective date of the agreement was retroactively applied to income earned after June 1, 2007. As a result of the agreement, our six month results for 2008 contain a $1.0 million discrete tax benefit resulting from the re-measurement of our current and deferred income tax liabilities at the new tax rate. In addition, our 2008 first half results include an unrelated $0.1 million tax benefit resulting from the expiration of tax audit years in certain foreign jurisdictions. Our annual effective tax rate for 2008, excluding discrete tax items, is estimated to be approximately 27%. It is reasonably possible that during the next 12 months, our liability for unrecognized tax benefits may be reduced by approximately $3.2 million, due to the expiration of certain statute of limitations in the U.S. and foreign jurisdictions.

The three and six month results of 2007 contain $2.4 million in discrete tax benefits resulting from the revision of certain tax planning strategies and the completion of related documentation supporting research and development credits related to prior year tax returns.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico was $0.2 million favorable in the comparison of second quarter 2008 and 2007 results. The improvement was largely due to changes in non-operating investment income, which was marginally positive in the second quarter of 2008 compared to a loss incurred by Daikyo in second quarter of 2007 on the sale of investment securities. For the six month comparison, equity income is $0.4 million lower in 2008 versus 2007, with the decrease attributed to demolition and disposal costs, and related production interruptions incurred by Daikyo as part of an expansion project to increase production of their Crystal Zenith® product line.

INCOME FROM CONTINUING OPERATIONS

Our second quarter 2008 net income from continuing operations was $28.7 million, or $0.82 per diluted share, compared to $26.5 million, or $0.74 per diluted share, in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, net income from continuing operations was $55.0 million ($1.58 per diluted share) and $53.0 million ($1.51 per diluted share), respectively.

Our second quarter 2008 results include a net gain on a contract settlement of $6.6 million ($4.2 million after tax), or $0.11 per diluted share, and restructuring costs of $1.4 million ($0.9 million after tax), or $0.02 per diluted share. Our results for the six month period ended June 30, 2008 include a net gain on a contract settlement of $7.9 million ($5.0 million after tax), or $0.14 per diluted share, restructuring and related charges of $2.4 million ($1.5 million after tax), or $0.04 per diluted share, and discrete tax benefits of $1.1 million ($0.03 per diluted share).

Results for the three and six month periods ended June 30, 2007 include the recognition of tax benefits totaling $2.4 million ($0.06 per diluted share) relating to prior year tax returns following the completion of tax strategies and related documentation in the second quarter of 2007 allowing management to conclude that these benefits were more likely than not to be realized.

DISCONTINUED OPERATIONS

In the second quarter of 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2008 was $264.9 million compared with $229.4 million at December 31, 2007. The ratio of current assets to current liabilities at June 30, 2008 was 2.5 to 1.0.  Accounts receivable and inventory balances were $23.1 million and $15.5 million, respectively, above year-end 2007 levels. The increase in the value of foreign currency denominated receivables and inventory contributed $5.1 million and $4.0 million, respectively, of the year-to-date increase. The remaining increase in the receivable and inventory balances reflects our normal business trend, as year-end working capital levels are typically lower due to decreased shipping and production schedules during the last two weeks of December.  Our accounts receivable days-sales-outstanding (“DSO”) ratio was 52.7 days at June 30, 2008 compared to 48.7 days at December 31, 2007. Our inventory turnover ratios were 6.3 and 6.9 at June 30, 2008 and December 31, 2007, respectively.  Our sales order backlog at June 30, 2008 was $249.6 million as compared to $242.7 million at June 30, 2007.  Foreign currency translation contributed $18.2 million of the increase in the sales backlog, offset by lower orders in North America of components used in the delivery of a vaccine for cervical cancer and decreased demand for packaging components used in anemia products.

Cash flows provided by operations were $48.9 million for the first half of 2008, compared to $45.7 million in the first half of 2007. 2008 operating cash flow includes $16.7 million of proceeds received from the contract settlement with Nektar. The related costs incurred through June 30, 2008 on the settlement totaled $8.8 million, of which $5.0 million were non-cash inventory and asset impairment charges. Our favorable operating results and the cash impact of the contract settlement were largely offset by the payment of various tax related liabilities in Brazil totaling $15.0 million.

Cash flows used in investing activities for the six month period ended June 30, 2008 include capital spending totaling $53.2 million.  Approximately $20.0 million of our capital spending was incurred on major projects to increase our manufacturing capacity, including the expansion of our rubber compounding capacity in Kinston, North Carolina, and ongoing plant expansion projects in Europe and Asia. 2008 capital spending for manufacturing equipment replacement and tooling totaled $14.4 million. Capital spending for information technology totaled $12.6 million in the first six months of 2008, the majority of which pertains to the replacement of our financial reporting, cash disbursement and order-to-cash systems in North America which was completed and placed in service on April 2, 2008. The second phase of the project, focusing on procurement and plant operations, is currently in progress. We anticipate full year 2008 capital spending will be approximately $145.0 million, including the construction of a plastic manufacturing facility in China, expansion of our Clearwater, Florida metals plant, and continued funding of our European plant expansion and North American information systems projects.

Our 2008 investing cash flows also include $11.1 million in redemptions of an investment we made in 2007 in a strategic cash portfolio fund. The fund was closed to new investors by the fund manager with the intention to liquidate its assets. As of June 30, 2008, we have received $13.4 million in redemptions of our initial $25.0 million investment in the fund and anticipate that all but approximately 15% to 20% of the remaining balance will be redeemed by the end of 2008.

Cash flows used in financing activities for the first six months of 2008 include $7.9 million in net repayment of borrowings under our revolving debt facility. Other cash flows used in 2008 financing activities include the payment of cash dividends totaling $9.1 million ($0.28 per share) and the payment of $3.2 million of withholding taxes incurred upon the vesting of stock-based awards resulting in the return of 74,051 shares of Company stock from employees. Other cash flows provided by financing activities include $3.0 million from the employee stock ownership programs and $3.1 million in related tax benefits.

No significant changes to contractual obligations occurred during the first six months of 2008.

At June 30, 2008, our consolidated debt was $398.2 million, compared to $395.1 million at December 31, 2007, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 34.9% compared to 36.9% at December 31, 2007.  Our cash and cash equivalents balance was $102.3 million at June 30, 2008, compared to $108.4 million at December 31, 2007. Total shareholders' equity was $546.6 million at June 30, 2008 compared to $485.3 million at December 31, 2007.  We believe that our financial condition, current capitalization and expected income from operations will continue to be sufficient to meet our future expected cash requirements.

MARKET RISK

We are exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and our financial position. From time to time, we manage these risks using derivative financial instruments such as interest rate swaps and forward exchange contracts.  Derivatives used by us are highly effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis.  In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.  All debt securities and derivative instruments are considered non-trading.

As of June 30, 2008, we have two interest rate swap agreements outstanding which are designed as hedges to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At June 30, 2008, the interest rate swap agreements were recorded as a noncurrent liability with a fair value of $1.2 million.

We have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of June 30, 2008, there are six monthly contracts outstanding at $0.875 million each, which are recorded as a current liability with a total fair value of $0.8 million. The last contract ends on December 15, 2008. Under the terms of the contracts, we have agreed to sell EUR at a rate of 1.3750 USD per EUR on the expiry dates listed in the range collar document. As of June 30, 2008, the EUR was equal to 1.5788 USD.

We also have a series of enhanced forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to Yen-denominated product purchases made by our European subsidiaries. As of June 30, 2008, there are six monthly contracts outstanding at ¥33.5 million each, which are recorded as a current liability with a total fair value of $0.1 million. The last contract ends on December 15, 2008. Under the terms of the contracts, we have agreed to buy Japanese Yen (JPY) at the base rate of 156.35 JPY per EUR on the expiry dates listed in the range forward document. As of June 30, 2008, the EUR was equal to 167.65 JPY.

We have two notes payable in the total amount of €81.5 million, which are designated as a hedge of our investment in the net assets of our European operations. A $28.6 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of June 30, 2008. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At June 30, 2008, a $2.7 million foreign currency translation loss on the Yen-denominated debt is included within accumulated other comprehensive income.

In addition, the Company periodically uses forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. As of June 30, 2008, there are three forward contracts outstanding whose purpose is to hedge the Company’s exposure to fluctuating foreign currency exchange rates on assets created by intercompany loans. The first contract has a notional amount of €6.0 million and terminates on July 28, 2008. The fair value of this contract is $0.1 million and is recorded within accrued expenses. The second contract has a notional amount of €9.0 million and terminates on July 14, 2008. The fair value of this contract is $0.3 million and is recorded within accrued expenses. The third contract has a notional amount of 32.2 million SGD and terminates on July 28, 2008. The fair value of this contract is $0.3 million and is recorded within other current assets.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

NEW ACCOUNTING STANDARDS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not change our valuation of assets or liabilities. Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements included within this report on Form 10-Q for the related disclosures. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Management does not expect this FSP to have a material impact on our financial statements.

For information on new accounting standards issued but not yet adopted and the impact, if any, on our financial position or results of operations, see Note 13 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is included in the text in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption Market Risk and should be read in conjunction with our 2007 Form 10-K report.

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

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, has concluded that such disclosure controls and procedures are effective.

Changes in Internal Controls
We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our North American operations. During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems. The second phase of the SAP project will focus on procurement and plant operations. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

There have been no other changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2008 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2008	12,259	$43.32	-	-
May 1 – 31, 2008	488	$46.25	-	-
June 1 – 30, 2008	269	$45.61	-	-
Total	13,016	$43.48	-	-

(1)      Includes 757 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 3,002 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of the Company’s 2007 Plan.

(3)      Includes 9,257 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as well as on the vesting of incentive and restricted stock awards, as part of the 2007 Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 6, 2008, at which the following matters were voted upon:

(1)	A management proposal for the election of four Class III directors, each for a term of three years, and the election of one Class II director, for a term of two years, was voted upon as follows:

	For	Withheld
Class III:
Jenne K. Britell	28,262,304	278,301
Donald E. Morel, Jr.	28,048,064	492,541
John H. Weiland	28,482,391	58,214
Robert C. Young	28,489,707	50,898

	For	Withheld
Class II:
Thomas W. Hofmann	28,472,300	68,305

Paula A. Johnson, Anthony Welters and Patrick J. Zenner continued as directors for terms expiring at the Annual Meeting of Shareholders in 2009 and L. Robert Johnson, John P. Neafsey and Geoffrey F. Worden continued as directors for terms expiring at the Annual Meeting of Shareholders in 2010.

(2)
A management proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2008 fiscal year was voted upon. 28,486,416 shares were voted for the proposal, 36,273 shares were voted against, 17,443 shares abstained, and there were 473 broker non-votes.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

August 7, 2008

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