Form 10-Q
period 2008-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2008-11-06
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 32,715,965 shares of the Registrant’s common stock outstanding.

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

Important factors that may affect future results include, but are not limited to, the following:

Revenue and profitability:

•	sales demand and our ability to meet that demand;

•	competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•	customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

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

•
the availability and cost of skilled employees required to meet increased production, managerial, research and other needs, including professional employees and persons employed under collective bargaining agreements;

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases; and

•	claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying us for the cost of such claims.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•
dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties, including costs and risks associated with planned upgrades to existing business systems;

•	the effects of a prolonged U.S. or global economic downturn or recession;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, and Japanese Yen;

•	changes in tax law or loss of beneficial tax incentives;

•	the conclusion of unresolved tax positions inconsistent with currently expected outcomes;

•	the timely execution and realization of savings anticipated by the restructuring plan announced in December 2007 for certain operations and functions of the Tech Group; and

•	significant losses on investments of pension plan assets relative to expected returns on those assets could increase our pension expense and funding obligations in future periods.

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

Exubera® is a registered trademark of Pfizer, Inc.

Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$256.2	$242.7	$806.3	$764.0
Cost of goods sold	190.2	178.4	573.3	542.7
Gross profit	66.0	64.3	233.0	221.3
Research and development	4.6	4.1	14.8	11.5
Selling, general and administrative expenses	41.5	37.7	122.5	112.8
Restructuring and other items (Note 2)	2.0	9.6	(2.8)	9.7
Operating profit	17.9	12.9	98.5	87.3
Interest expense	4.3	3.9	12.6	10.6
Interest income	(0.4)	(1.9)	(2.1)	(4.7)
Income before income taxes and minority interests	14.0	10.9	88.0	81.4
Income tax expense (benefit)	0.8	(0.8)	20.0	17.4
Minority interests	0.2	0.1	0.5	0.3
Income from consolidated operations	13.0	11.6	67.5	63.7
Equity in net income of affiliated companies	0.3	0.6	0.8	1.5
Income from continuing operations	13.3	12.2	68.3	65.2
Discontinued operations, net of tax	-	-	-	(0.5)
Net income	$13.3	$12.2	$68.3	$64.7

Net income (loss) per share:
Basic -
Continuing operations	$0.41	$0.37	$2.11	$1.98
Discontinued operations	-	-	-	(0.01)
	$0.41	$0.37	$2.11	$1.97

Assuming dilution -
Continuing operations	$0.40	$0.36	$1.98	$1.86
Discontinued operations	-	-	-	(0.01)
	$0.40	$0.36	$1.98	$1.85

Average common shares outstanding	32.5	32.7	32.4	32.8
Average shares assuming dilution	36.2	36.8	36.1	36.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash, including cash equivalents	$102.5	$108.4
Accounts receivable, net	140.6	136.1
Inventories	124.7	111.8
Short-term investments	6.0	21.0
Deferred income taxes	5.4	5.3
Other current assets	31.3	29.7
Total current assets	410.5	412.3
Property, plant and equipment	960.0	897.7
Less accumulated depreciation and amortization	441.4	416.0
Property, plant and equipment, net	518.6	481.7
Investments in affiliated companies	34.1	31.7
Goodwill	103.8	109.2
Pension asset	10.8	13.0
Deferred income taxes	60.1	61.0
Intangible assets, net	50.9	55.0
Other noncurrent assets	21.2	21.7
Total Assets	$1,210.0	$1,185.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$0.5
Accounts payable	61.7	80.4
Pension and other postretirement benefits	1.9	1.8
Accrued salaries, wages and benefits	48.2	38.1
Income taxes payable	5.1	9.8
Taxes other than income	13.7	17.7
Deferred income taxes	2.6	2.5
Other current liabilities	31.8	32.1
Total current liabilities	165.5	182.9
Long-term debt	382.0	394.6
Deferred income taxes	45.6	46.6
Pension and other postretirement benefits	40.5	40.1
Other long-term liabilities	38.4	30.5
Total Liabilities	672.0	694.7
Commitments and contingencies (Note 12)
Minority interests	5.4	5.6
Shareholders’ equity	532.6	485.3
Total Liabilities and Shareholders’ Equity	$1,210.0	$1,185.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Common Stock					Treasury Stock
	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Number of shares	Treasury Stock	Total
Balance, December 31, 2007	34.3	$8.6	$64.4	$450.2	$33.6	(2.1)	$(71.5)	$485.3
Net income				68.3				68.3
Stock-based compensation			4.0					4.0
Shares issued under stock plans			(8.4)			0.6	13.1	4.7
Shares repurchased for employee tax withholdings						(0.1)	(5.2)	(5.2)
Excess tax benefit from stock plans			6.0					6.0
Cash dividends declared ($0.42 per share)				(14.0)				(14.0)
Other comprehensive income, net of tax					(16.5)			(16.5)
Balance, September 30, 2008	34.3	$8.6	$66.0	$504.5	$17.1	(1.6)	$(63.6)	$532.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$68.3	$64.7
Loss from discontinued operations, net of tax	-	0.5
Depreciation	42.2	38.4
Amortization	3.2	3.8
Other non-cash items, net	12.1	8.1
Changes in assets and liabilities	(34.8)	(45.6)
Net cash provided by operating activities	91.0	69.9

Cash flows from investing activities:
Capital expenditures	(88.2)	(69.0)
Acquisition of patents and other long-term assets	(0.4)	(4.2)
Proceeds from redemption of investments	14.6	-
Other	0.8	0.8
Net cash used in investing activities	(73.2)	(72.4)

Cash flows from financing activities:
Issuance of convertible debt, net of costs	-	156.4
Repayments under revolving credit agreements, net	(11.3)	(14.7)
Changes in other debt	(0.3)	0.4
Dividend payments	(13.6)	(12.8)
Excess tax benefit from stock option exercises	6.0	3.2
Shares purchased under stock repurchase program	-	(28.3)
Shares repurchased for employee tax withholdings	(5.2)	(3.6)
Issuance of common stock	5.6	3.7
Net cash (used in) provided by financing activities	(18.8)	104.3

Effect of exchange rates on cash	(4.9)	2.5
Net (decrease) increase in cash and cash equivalents	(5.9)	104.3

Cash, including cash equivalents at beginning of period	108.4	47.1
Cash, including cash equivalents at end of period	$102.5	$151.4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in shareholders’ equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2008 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2007 Annual Report on Form 10-K.

Note 2:  Restructuring and Other Items

Restructuring and other items for the three and nine month periods ended September 30 consist of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Restructuring and related charges:
Severance and post-employment benefits	$0.1	$-	$1.2	$-
Asset write-offs	-	-	1.2	-
Other	(0.1)	-	0.1	-
Total restructuring and related charges	-	-	2.5	-

Other items:
Contract settlement and related costs (gain)	1.8	-	(6.1)	-
Brazilian excise and other tax related charges	-	8.6	-	8.6
Foreign exchange losses	0.3	0.4	0.6	0.1
Loss on sales of equipment	-	0.4	0.7	0.9
Other	(0.1)	0.2	2.0	0.1
Total other items	2.0	9.6	(2.8)	9.7
Total restructuring and other items	$2.0	$9.6	$(0.3)	$9.7

Restructuring and Related Charges

During the nine month period ended September 30, 2008, we have incurred $2.5 million in restructuring and related charges as part of a plan to align the plant capacity and workforce of our Tech Group segment with the current business outlook for the segment and as part of a longer-term strategy of focusing the business on proprietary products. We now expect to incur up to $0.5 million in additional severance and related costs in the fourth quarter of 2008 and approximately $0.4 million during the first half of 2009, as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

The following table details activity related to our restructuring obligations:

	Severance	Other
($ in millions)	and benefits	Costs	Total
Balance, December 31, 2007	$1.9	$0.3	$2.2
2008 charges	1.3	1.2	2.5
Non-cash asset write-offs	-	(0.6)	(0.6)
Cash payments	(2.5)	(0.6)	(3.1)
Balance, September 30, 2008	$0.7	$0.3	$1.0

All payments associated with the restructuring plan are now expected to be completed by the end of the second quarter of 2009.

Other Items

In February of 2008, we entered into a termination and continuation agreement with our customer Nektar Therapeutics, which provided for the full reimbursement of our investment in materials, facilities, equipment, personnel and other costs associated with the shutdown of manufacturing operations for the Exubera® inhalation device. During the nine months ended September 30, 2008, we received payments from Nektar, which more than offset the related raw materials, severance and facility costs we had incurred to date, resulting in a net year-to-date gain on the contract settlement of $6.1 million. We are in the process of converting the production facility and certain affected assets to produce other devices in our Tech Group segment and expect to incur additional transition and carrying costs of approximately $1.7 million during the remainder of 2008 before this site is ready to commence new production operations.  We estimate a final net gain on the contract settlement of approximately $4.4 million.

In the third quarter of 2007, we increased our accrual for a series of social security, excise and other tax contingencies in Brazil by $8.6 million. The increased provision followed a detailed review of several tax cases pending in the Brazilian courts which indicated that it was probable that the positions taken on previous tax returns, some of which date back to the late 1990’s, would not be sustained.

Note 3:  Discontinued Operations

There have been no changes to discontinued operations in the first nine months of 2008. During the nine months ended September 30, 2007, we recorded a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.

Note 4:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year earnings before taxes, adjusted for the impact of discrete quarterly items. Items not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first half of 2008, we completed an agreement with the Republic of Singapore which reduces our Singapore income tax rate for a period of 10 years on a retroactive basis back to June 2007. As a result of this agreement, our nine month results contain a $1.0 million tax benefit which represents the remeasurement of our current and deferred income tax liabilities at the new rate. In addition, during the first nine months of 2008, we recorded an unrelated $2.2 million net tax benefit resulting from the expiration of open audit years in certain tax jurisdictions, which directly reduced our liability for unrecognized tax benefits. Our annual effective tax rate for 2008, excluding discrete quarterly items, is estimated to be 26.1%.

In the third quarter of 2007, we recorded a net $4.0 million favorable adjustment to tax expense primarily resulting from the expiration of statutes and reversal of valuation allowances.

We anticipate an additional tax benefit in the fourth quarter of 2008 directly related to the reinstatement of the U.S. R&D credit of approximately $0.8 million.

It is reasonably possible that during the next 12 months, the liability for unrecognized tax benefits may be reduced by approximately $1.3 million due to the expiration of certain statutes of limitations. During the nine month period ended September 30, 2008, we recognized $0.2 million in tax-related interest expense and penalties. Accrued interest was $0.9 million at September 30, 2008.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2005 through 2007. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2007.

Note 5:  Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not change our valuation of assets or liabilities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value into one of the following three levels:

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

The following table summarizes certain assets and liabilities that are measured at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at
	September 30,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments (a)	$6.0	$-	$6.0	$-
Deferred compensation asset (b)	3.3	3.3	-	-
Long-term investments (a)	2.3	-	2.3	-
	$11.6	$3.3	$8.3	$-
Liabilities:
Foreign currency forward exchange contracts (c)	$0.8	$-	$0.8	$-
Interest rate swap contracts (d)	1.9	-	1.9	-
	$2.7	$-	$2.7	$-

(a)	Represents our remaining investment in the Columbia Strategic Cash Portfolio Fund. See discussion below regarding valuation.
(b)	Based on quoted market prices in an active market.
(c)	Valued using quoted forward foreign exchange rates and spot rates at the reporting date.
(d)	Valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates, and swap spreads).

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We considered this guidance in our determination of fair values as of September 30, 2008.

Columbia Strategic Cash Portfolio Fund

We hold an investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund that includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets.  In December 2007, as a result of adverse market conditions, the fund ceased accepting cash redemption requests and changed to a floating net asset value. The fund then began an orderly liquidation that is expected to continue through 2009 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund. During 2008, a total of $14.6 million in redemptions has been received. The classification of the remaining balance as of September 30, 2008 reflects information received from the fund manager regarding the timing of expected distributions.

We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund manager. This value was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data. During the three and nine month periods ended September 30, 2008, we recognized an impairment loss of $0.1 million and $0.4 million, respectively, to reflect the changes to the net asset value of the fund. This loss is included within interest income and is considered to be other-than-temporary.

Note 6:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventory balances are as follows:

	September 30,	December 31,
($ in millions)	2008	2007
Finished goods	$50.1	$45.1
Work in process	19.6	16.5
Raw materials	55.0	50.2
	$124.7	$111.8

Note 7:  Net Income Per Share

The following tables reconcile net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Income from continuing operations	$13.3	$12.2	$68.3	$65.2
Discontinued operations, net of tax	-	-	-	(0.5)
Net income, as reported, for basic net income per share	13.3	12.2	68.3	64.7
Plus: interest expense on convertible debt, net of tax	1.1	1.1	3.2	2.4
Net income for diluted net income per share	$14.4	$13.3	$71.5	$67.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Weighted average common shares outstanding	32.5	32.7	32.4	32.8
Assumed stock options exercised based on the treasury stock method	0.8	1.2	0.8	1.3
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.1
Weighted average shares assuming dilution	36.2	36.8	36.1	36.2

Options to purchase 0.7 million shares of our common stock for both the three and nine month periods ended September 30, 2008 were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 0.3 million antidilutive options outstanding during both the three and nine month periods ended September 30, 2007.

Note 8:  Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine month periods ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Net income	$13.3	$12.2	$68.3	$64.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28.1)	8.0	(17.0)	13.1
Defined benefit pension and other postretirement plans	0.6	0.1	0.8	0.4
Unrealized gains (losses) on derivatives	-	(1.5)	(0.3)	(0.6)
Other comprehensive (loss) income, net of tax	(27.5)	6.6	(16.5)	12.9
Comprehensive (loss) income	$(14.2)	$18.8	$51.8	$77.6

Note 9:  Stock-Based Compensation

At September 30, 2008, there were approximately 2,864,322 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock units and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by committees of the Board of Directors. Vesting requirements vary by award.

In the first nine months of 2008, we granted 441,596 stock options at a weighted average exercise price of $42.55 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first nine months of 2008 was $9.97 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 3.01%; expected life of 5 years; stock volatility of 24.5%; and a dividend yield of 1.3%. Stock volatility is estimated based on historical data, as well as any expected future trends. Expected lives are based on prior experience.

We also granted 153,923 performance vesting share (“PVS”) awards at a weighted average grant date fair value of $42.51 to key employees under the 2007 Plan in the first nine months of 2008.  Each PVS award entitles the holder to one share of our common stock if annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount.  The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as an expense over the performance period.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 are as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2008	2007	2008	2007	2008	2007
Service cost	$1.9	$1.5	$0.2	$0.1	$2.1	$1.6
Interest cost	3.5	3.3	0.2	0.3	3.7	3.6
Expected return on assets	(4.1)	(4.0)	-	-	(4.1)	(4.0)
Amortization of prior service (credit) cost	(0.3)	(0.3)	-	0.1	(0.3)	(0.2)
Recognized actuarial losses	0.4	0.8	-	-	0.4	0.8
Net periodic benefit cost	$1.4	$1.3	$0.4	$0.5	$1.8	$1.8

	Pension benefits		Other retirement benefits		Total
	2008	2007	2008	2007	2008	2007
U.S. plans	$1.1	$0.9	$0.4	$0.5	$1.5	$1.4
International plans	0.3	0.4	-	-	0.3	0.4
Net periodic benefit cost	$1.4	$1.3	$0.4	$0.5	$1.8	$1.8

The components of net periodic benefit cost for the nine months ended September 30 are as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2008	2007	2008	2007	2008	2007
Service cost	$5.6	$5.3	$0.6	$0.7	$6.2	$6.0
Interest cost	10.5	9.8	0.6	0.7	11.1	10.5
Expected return on assets	(12.4)	(12.1)	-	-	(12.4)	(12.1)
Amortization of transition obligation	0.1	0.1	-	-	0.1	0.1
Amortization of prior service (credit) cost	(0.9)	(0.9)	0.1	0.1	(0.8)	(0.8)
Recognized actuarial losses	1.4	1.9	-	-	1.4	1.9
Net periodic benefit cost	$4.3	$4.1	$1.3	$1.5	$5.6	$5.6

	Pension benefits		Other retirement benefits		Total
	2008	2007	2008	2007	2008	2007
U.S. plans	$3.2	$3.0	$1.3	$1.5	$4.5	$4.5
International plans	1.1	1.1	-	-	1.1	1.1
Net periodic benefit cost	$4.3	$4.1	$1.3	$1.5	$5.6	$5.6

Note 11:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Net sales
Pharmaceutical Systems	$190.5	$173.8	$610.6	$554.5
Tech Group	68.3	71.4	204.3	218.1
Intersegment sales	(2.6)	(2.5)	(8.6)	(8.6)
Total net sales	$256.2	$242.7	$806.3	$764.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Operating profit
Pharmaceutical Systems	$23.1	$25.9	$107.0	$110.4
Tech Group	5.1	2.9	13.5	9.1
Corporate costs	(3.9)	(4.9)	(14.0)	(15.7)
Stock-based compensation costs	(3.1)	(1.0)	(7.1)	(3.4)
U.S. pension and other retirement benefits	(1.5)	(1.4)	(4.5)	(4.5)
Brazil tax contingencies	-	(8.6)	-	(8.6)
Restructuring and net contract settlement (costs) gain	(1.8)	-	3.6	-
Total operating profit	17.9	12.9	98.5	87.3
Interest expense	4.3	3.9	12.6	10.6
Interest income	(0.4)	(1.9)	(2.1)	(4.7)
Income before income taxes and minority interests	$14.0	$10.9	$88.0	$81.4

Our third quarter 2008 results include contract settlement costs of $1.8 million. Our results for the nine month period ended September 30, 2008 contain a net contract settlement gain of $6.1 million, partially offset by $2.5 million in restructuring and related charges.

Note 12:  Commitments and Contingent Liabilities

From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. In accordance with SFAS No. 5, “Accounting for Contingencies”, we accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these proceedings cannot be accurately predicted, we believe their ultimate resolution should not have a material adverse effect on our business or financial position. There have been no significant changes to commitments and contingent liabilities included in our Form 10-K for the year ended December 31, 2007.

Note 13:  New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141". This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008. SFAS No. 141(R) will be applied prospectively to business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. It will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The adoption of this statement will require our minority interest balance to be reported as a component of shareholders’ equity.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement requires enhanced disclosures regarding derivatives and hedging activities, including information about how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, management believes its adoption will not have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. There are no specific disclosure requirements with this statement. SFAS No. 162 will be effective on or around November 16, 2008. Management believes that the adoption of SFAS No. 162 will not have an impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management believes that the adoption of FSP No. EITF 03-6-1 will not have an impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPANY OVERVIEW

Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic healthcare delivery systems. We have manufacturing locations in North and South America, Europe and Asia, with affiliates in Mexico and Japan. Our business is conducted through two segments: "Pharmaceutical Systems" and "Tech Group." Our Pharmaceutical Systems segment focuses on primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, and closures and disposable components used in syringe, intravenous and blood collection systems. The Tech Group operating segment offers custom contract-manufacturing solutions using plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. Our customer base includes the leading global manufacturers of pharmaceuticals, biologics and medical devices.

Recent Trends and Developments - Pharmaceutical Systems Segment

In our Pharmaceutical Systems segment, 2008 sales growth continues to be limited by regulatory and insurance reimbursement issues affecting the demand for certain biotechnology customer products, our decision to cease production of a lower-margin disposable medical product component, and the impact of customer inventory management programs in response to the recent global economic turmoil. Despite these issues, we have been successful in maintaining existing business and participating in growth across the markets we serve. We currently expect full year sales growth of approximately 3% to 5% for the Pharmaceutical Systems segment in 2008, excluding the benefit of foreign currency exchange rates. We also expect that our full year 2008 sales and operating profit at actual foreign exchange rates will reflect a benefit from the effects of foreign currency exchange rates, despite a recent reversal in trends for certain currencies significant to the Company.

We continue to carefully monitor the impact of higher hydrocarbon prices on raw materials and utilities used to operate our production facilities and in the distribution of our products. Many of our Pharmaceutical Systems segment products are made from synthetic elastomers, which are derived from the petroleum refining process. Elastomer prices are subject to short-term impacts of shifts in demand of petroleum products, as well as shortages of supply due to unexpected events such as those recently caused by hurricane activity in the U.S. gulf coast. We expect that market conditions for petroleum-based products will remain volatile for the remainder of the year. Some of our more significant raw material supply contracts contain petroleum-indexed price escalators and provide for incremental surcharges that have been enacted during the current year. As the price adjustors in our key supplier contracts are derived from historical prices, there is typically a lag of three or more months before we realize the effects of changes in the spot market for commodities. As a result, we do not expect to experience a fourth quarter benefit of the recent decline in the market price of crude oil.

Our sales contracts and pricing agreements with our customers are generally indexed to producer price and other inflation indices, which allow us to increase our sales prices in-line with related commodity or other production cost increases. Selling prices for customers under long-term contracts are typically revised once per year to reflect these indices. Due to the greater lag time inherent in our sales contracts, our selling price adjustments may trail the actual effect of significant changes in cost structure on a short-term basis. During periods of increasing manufacturing costs, we generally incur incremental costs that are not immediately recoverable from our customers.

To offset some of the financial impact, we have implemented cost-reduction efforts throughout the organization, imposed a petroleum-based raw material surcharge on non-contractual customers, and accelerated our lean manufacturing initiatives. We expect a negative impact on our fourth quarter 2008 results of $1.0 million to $2.0 million, representing the net impact of raw material and other cost increases in excess of sales price increases that are expected to go into effect during this period. On a longer-term basis, we expect to fully recover material, labor and other increases through price increases and company-wide cost reduction initiatives.

We remain optimistic about the demand for our products and continue to be committed to expanding our manufacturing capacity and the geographic scope of our operations. Several of our production facilities are operating at very high levels of output and are near full capacity. As a result, we are currently expanding capacity at the following plants: Eschweiler, Germany; Kovin, Serbia; Le Nouvion, France; Singapore; Clearwater, Florida and Kinston, North Carolina. A portion of the additional manufacturing capacity from the Eschweiler, Kovin, Singapore and Kinston projects will become available toward the end of 2008, with full completion of these projects expected by the end of 2009. The construction of our new production facility in China, which will manufacture plastic components for intravenous systems, is progressing and we are in the process of finalizing the detailed design work for the building itself. We anticipate completion of construction and customer product validation activities for the China plastics plant by the end of 2009, and we continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India.

Recent Trends and Developments - Tech Group Segment

Our Tech Group segment continues to respond to the loss of revenues from the production of the Exubera® inhalation device, which our customer and its licensing partner discontinued marketing at the end of 2007, as well as decreased demand for certain other customer products following 2007 product launch activities. At the same time, we have experienced stronger than expected demand for several products, including components used in intravenous (“IV”) and blood filter products, auto-injection insulin pens and intra-nasal systems used in the delivery of allergy medications. We expect 2008 net sales in our Tech Group segment to be between 8% and 10% lower than in 2007 on a constant currency basis, as the improvement in sales of other products only partially offset the lost 2007 Exubera® device sales of $33 million.

As part of a plan to reduce Tech Group operating costs, we initiated a series of restructuring initiatives in 2007 to reduce production, engineering and administrative operations and consolidate our tool shops into one location. We now expect to incur restructuring costs totaling between $3 million and $4 million in 2008 and the first half of 2009 as we complete these programs, realizing $3 million of cost savings within 2008 and annual operating savings in future years of approximately $7 million. The Tech Group segment is also affected by higher raw material and energy costs, but, the majority of our contractual arrangements in this business allow us to pass these costs on to our customers. We believe that the combination of the leaner cost structure made possible by our restructuring initiatives, the increased utilization of Tech Group production facilities, and an improved outlook for several products, will more than offset the operating profit impact from the loss of the Exubera® inhalation device sales and other revenue-related constraints in 2008. On a longer-term basis, we believe that the Tech Group segment will benefit from our innovation initiatives in developing proprietary products incorporating new technologies. With the construction of our Grand Rapids, Michigan plant now completed, the majority of our current capital spending within the Tech Group is focused on routine facility and equipment upgrades.

Research and Development Activities

We expect consolidated research and development spending in 2008 to reach $21 million, 30% more than what was incurred in 2007. A major focus of our innovation team is the development of pre-fillable syringe systems, a passive needle safety device and an advanced injection system using auto-injector technology. We anticipate that the majority of these developmental injectable packaging and delivery systems will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment. We believe that our commitment to develop and apply proprietary technologies that improve the quality, safety and effectiveness of therapeutic and diagnostic healthcare delivery systems will result in continued long-term growth for our company.

RESULTS OF OPERATONS

NET SALES

The following table summarizes net sales by reportable segment:

	Three Months Ended		Nine Months Ended
Net sales:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems	$190.5	$173.8	$610.6	$554.5
Tech Group	68.3	71.4	204.3	218.1
Intersegment sales	(2.6)	(2.5)	(8.6)	(8.6)
Total net sales	$256.2	$242.7	$806.3	$764.0

Consolidated third quarter 2008 net sales increased by $13.5 million, or 5.6%, over those achieved in the third quarter of 2007. Foreign currency translation accounted for $9.4 million, or 3.9 percentage points, of the sales growth. Excluding foreign currency translation, third quarter 2008 net sales increased $4.1 million or 1.7% as compared to the prior year quarter. Sales price increases contributed approximately 2.4 percentage points to consolidated sales growth in the comparison of the 2008 to 2007 third quarter results. Price increases and raw material surcharges were implemented in response to the rising cost of raw materials, plant utilities and transportation costs.

Consolidated net sales for the nine months ended September 30, 2008 increased by $42.3 million, or 5.5%, compared to the first nine months of 2007. The favorable effect of foreign currency translation accounted for $43.6 million, or 5.7 percentage points, of the sales growth.  Excluding foreign currency translation effects, consolidated 2008 year-to-date net sales decreased $1.3 million, or 0.2%, from the prior year. Sales price increases and surcharges in 2008 contributed approximately 1.8 percentage points to consolidated sales growth.

Pharmaceutical Systems Segment

In the Pharmaceutical Systems segment, third quarter 2008 net sales were $16.7 million, or 9.6%, favorable to those achieved in the prior year quarter. The favorable impact of foreign currency translation accounted for $8.2 million, or 4.7 percentage points, of the increase. Excluding the foreign currency translation effect, third quarter 2008 net sales in the Pharmaceutical Systems segment were $182.3 million, or 4.9%, above those achieved in the third quarter of 2007. Sales growth in the Pharmaceutical Systems segment continues to be limited by the impact of regulatory and insurance reimbursement issues affecting the demand for certain customer products designed to treat anemia in cancer and other patients, resulting in a $3.6 million decrease in third quarter 2008 versus 2007 sales of components used in the packaging of these products. These sales decreases were more than offset by a $7.1 million increase in sales of stoppers used in vial packaging for a variety of customer products, many of which incorporate our advanced coating treatments and our Westar® Ready-to-Sterilize process. In addition, we experienced increased sales of safety and administration systems products and Flip-off® seals used in flu vaccine packaging. Sales of other medical device components were $2.4 million higher, offsetting a majority of the $3.2 million in lower sales resulting from our decision to cease production of low-margin components used in blood collection systems.

Pharmaceutical Systems segment sales for the nine month period ended September 30, 2008 were $56.1 million, or 10.1%, higher than in the corresponding prior year period, including $38.9 million resulting from the favorable effect of foreign currency translation. Excluding the effect of foreign currency translation, Pharmaceutical Systems net sales were $17.2 million, or 3.1%, above prior year levels. Sales growth continued to be constrained by a reduction of $17.7 million and $11.0 million, respectively, in sales resulting from the impacts of the issues affecting the demand for our customers’ anemia products and our decision to discontinue production of the components used in blood collection systems.

These sales declines were more than offset by an overall increase in sales of pharmaceutical packaging and processing components, led by a significant increase in sales to generic pharmaceutical and contract manufacturing operations. Sales also benefited from continuing demand for our drug reconstitution and delivery products and increased sales of components used in pre-filled syringes.

Tech Group Segment

Tech Group segment third quarter 2008 net sales were $68.3 million, or 4.4%, below those reported in the third quarter of 2007. The effect of foreign currency translation was favorable by $1.2 million, or 1.8 percentage points, to the prior year quarter. Excluding foreign currency translation effects, third quarter 2008 net sales in the Tech Group segment were $67.1 million, or 6.2%, below those achieved in the third quarter of 2007. The majority of the decline in Tech Group segment sales was due to the absence of 2008 sales of the Exubera® inhalation device following an October 2007 decision by our customer’s licensing partner to discontinue marketing the product. Net sales of the Exubera® device were $7.3 million in the third quarter of 2007. In addition, the Tech Group segment experienced a $3.7 million decrease in sales of packaging for a customer’s weight loss product launched in June of 2007, for which we have no sales in 2008. On the positive side, sales of IV and blood filter products were $3.8 million above third quarter 2007 levels, and sales of self-injection pens used for the delivery of insulin were $3.3 million higher due primarily to increases in volume. We also continued to see strong sales increases of an intra-nasal delivery system used in a customer’s allergic rhinitis treatment, and increased sales of a juice and dairy product packaging system, which more than offset sales declines in containers for personal care products.

Tech Group segment year-to-date net sales were $13.8 million below prior year levels. Foreign currency translation effects for that period were $4.7 million favorable to 2007. Excluding the effect of foreign currency translation, 2008 year-to-date Tech Group segment sales were $18.5 million, or 8.5%, unfavorable to those achieved in 2007. The loss of sales resulting from the discontinuation of the Exubera® inhalation device accounts for $27.4 million of lower sales. Sales for the first nine months of 2007 also benefited from $10.6 million of revenue derived from packaging for the customer’s weight loss product discussed above. These sales declines were partially offset by increased revenues from IV filter components, together with strong demand for self-injection insulin pens, intra-nasal drug delivery systems and our juice and dairy closure product.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Three Months Ended		Nine Months Ended
Gross profit:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems Segment
Gross Profit	$56.2	$55.2	$204.3	$194.1
Gross Margin	29.5%	31.8%	33.5%	35.0%

Tech Group Segment
Gross Profit	$9.8	$9.1	$28.7	$27.2
Gross Margin	14.4%	12.7%	14.1%	12.5%

Consolidated Gross Profit	$66.0	$64.3	$233.0	$221.3
Consolidated Gross Margin	25.7%	26.5%	28.9%	29.0%

Third quarter 2008 consolidated gross profit increased by $1.7 million over the 2007 third quarter, consisting of a $1.0 million increase in Pharmaceutical Systems segment gross profit and a $0.7 million increase in Tech Group segment gross profit. The effect of foreign currency translation was $2.3 million favorable to 2008 gross profit, but unfavorable to the gross margin percentage as the relative impact on costs was greater than the benefit to sales.

In the Pharmaceutical Systems segment, our third quarter 2008 gross margin declined by 2.3 percentage points from that achieved in the third quarter of 2007. The majority of the decrease was due to higher plant overhead costs related to increased staffing for quality support and other plant management positions in North America, project management costs associated with the plastics plant currently being constructed in China, higher plant maintenance costs in Europe, and the impact of lower volume and unfavorable mix due to the drop-off in sales of components used in customer products designed to treat anemia in patients. The positive benefit of sales price increases offset a majority of the impact from increased costs of raw materials, wage increases and utilities used to operate our production facilities. The effect of foreign currency exchange rates contributed 0.3 percentage points to the decline in gross margin.

In the Tech Group segment, gross margins improved by 1.7 percentage points by comparison to third quarter 2007 results. The improved gross margin performance was largely due to a net decrease in direct labor and plant overhead costs in North America resulting from our restructuring efforts and efficiencies from the completion of start-up activities at our new production facility in Michigan. Reduced overhead costs more than offset the negative impact on margins due to lower sales, primarily related to the loss of the Exubera® inhalation device and the weight loss product packaging activity that benefited 2007 results. During the quarter, the vast majority of raw material cost increases were passed on to customers in the form of increased selling prices.

For the nine-month period ended September 30, 2008, consolidated gross profit was $11.7 million above that reported in the same period of 2007. The effect of foreign currency translation was $13.2 million favorable in the comparison of the nine month periods, mostly benefiting the Pharmaceutical Systems segment. Gross margins in the Pharmaceutical Systems segment declined by 1.5 percentage points in the comparison of the nine month results largely due to increased staffing of manufacturing initiatives, production support positions, and higher depreciation expense. Tech Group margins improved by 1.6 percentage points from last year’s nine month results, with lower overhead costs resulting from restructuring initiatives and the completion of our Michigan plant relocation and start-up activities. These savings more than offset the negative impact of the lost sales volume described above. For both Pharmaceutical Systems and the Tech Group, sales price increases during the year-to-date period offset a majority of the negative impact from higher raw material costs, wage increases and plant utility costs.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

	Three Months Ended		Nine Months Ended
Research and development (R&D):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems segment	$4.2	$3.6	$13.6	$9.9
Tech Group segment	0.4	0.5	1.2	1.6
Total R&D expense	$4.6	$4.1	$14.8	$11.5

R&D costs for the three and nine month periods ended September 30, 2008 were $0.5 million and $3.3 million, respectively, above those incurred in the corresponding periods of 2007, mostly due to three ongoing development projects in the Pharmaceutical Systems segment. The first is our development of pre-fillable syringe systems that will use Daikyo’s Crystal Zenith® resin, a unique, transparent polymer that can be used to produce vials and syringe barrels. Daikyo Seiko, Ltd., our 25% owned affiliate in Japan, is also our partner in a long-standing marketing and technology transfer agreement that enables West and Daikyo to develop products that help customers mitigate drug product development risks and enhance patient safety. The other projects are an advanced injection system using auto-injector technology, which was acquired in the first quarter of 2007, and a passive needle safety device.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended		Nine Months Ended
Selling, general and administrative costs (SG&A):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems SG&A costs	$28.7	$25.0	$83.6	$72.7
Pharmaceutical Systems SG&A as a % of segment net sales	15.1%	14.4%	13.7%	13.1%

Tech Group SG&A costs	$4.4	$5.4	$13.6	$16.5
Tech Group SG&A as a % of segment net sales	6.5%	7.6%	6.7%	7.6%

Corporate costs:
General corporate costs	3.8	4.9	13.7	15.7
Stock-based compensation expense	3.1	1.0	7.1	3.4
U.S. pension and other retirement benefits	1.5	1.4	4.5	4.5
Total Selling, General & Administrative costs	$41.5	$37.7	$122.5	$112.8
Total SG&A as a % of total net sales	16.2%	15.5%	15.2%	14.8%

Consolidated SG&A expenses for the three and nine month periods ended September 30, 2008 were $3.8 million and $9.7 million, respectively, above those recorded in the corresponding periods of 2007. Foreign currency translation accounted for $1.2 million and $4.8 million of the increase in the three and nine month period comparisons, respectively.

In the Pharmaceutical Systems segment, third quarter and year-to-date 2008 SG&A expenses increased by $3.7 million and $10.9 million, respectively, over the corresponding prior year periods.  Foreign currency translation accounted for $1.2 million and $4.6 million, respectively, of the increase in SG&A costs in the comparison of the three and nine month results of 2008 versus 2007. Compensation costs were $1.2 million and $3.3 million, respectively, above those incurred in the 2007 third quarter and nine month periods due to the impact of annual pay increases, increased staffing of information technology support functions and post-employment benefit costs in Brazil. Depreciation costs, primarily associated with the first phase of a new information systems implementation, accounted for $0.7 million and $0.5 million, respectively, of the increase during the three and nine month periods. Consulting costs for the preliminary design of new information systems resulted in increased spending of $0.6 million during the nine-month period when compared to the prior year. Various other increases including facilities costs and utilities contributed to the remaining increase in SG&A spending in both the three and nine month period comparisons.

Third-quarter and year-to-date 2008 SG&A costs in the Tech Group segment were $1.0 million and $2.9 million, respectively, below the corresponding prior year periods. A net reduction in headcount associated with our restructuring efforts accounted for a majority of the reduction in SG&A. The remainder of the reduction was attributable to lower amortization expense of intangible assets, a reduction in various consulting services, as well as the positive effect of bad debt recoveries.

General corporate SG&A costs include executive compensation, director compensation, legal, compliance, finance, communications and other administrative expenses.  These costs were $1.1 million and $2.0 million below those incurred in the three and nine month periods of 2007, respectively. The majority of this 2008 decrease in both the three and nine month periods relates to a reduction in accrued liabilities for our annual management incentive plan bonus, which is adjusted periodically based upon progress toward attainment of certain financial and other performance criteria.

Stock-based compensation costs for the third quarter and year-to-date period ended September 30, 2008 were $2.1 million and $3.7 million, respectively, above those incurred in 2007, almost entirely due to the impact of changes in our stock price on our stock-price indexed deferred compensation plans. Our stock price increased $8.23 per share during the first nine months of 2008, closing at $48.82 per share on September 30, 2008. During the first nine months of 2007, our stock price decreased $9.57 per share, closing at $41.66 per share on September 30, 2007. Likewise, our stock price increased during the third quarter 2008 and decreased during the third quarter of 2007. The resulting change in the fair value of our deferred stock unit liabilities accounts for substantially all of the comparative increase in stock-based compensation costs.

U.S. pension plan expenses in the three and nine month periods ended September 30, 2008 were relatively consistent with the comparable 2007 periods. We anticipate full-year 2008 U.S. pension and other retirement benefits costs of approximately $6.0 million, essentially equal to those incurred during 2007.  The costs of non-U.S. pension and other retirement benefits programs are reflected in the operating profit of the respective segment.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items, consisting of gains, losses or impairments of segment assets, foreign exchange transaction items and miscellaneous royalties and sundry transactions are generally recorded within the respective segment. Certain restructuring and other items considered outside the control of segment management are not allocated to our segments. The following table summarizes our restructuring charges and other income and expense items for each of the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
Restructuring and other items:	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems	$0.2	$0.7	$0.1	$1.1
Tech Group	(0.1)	0.3	0.4	-
Corporate	0.1	-	0.3	-
Unallocated charges (credits):
Brazil tax contingencies	-	8.6	-	8.6
Contract settlement and related costs (gain)	1.8	-	(6.1)	-
Restructuring and related charges	-	-	2.5	-
Total unallocated charges (credits)	1.8	8.6	(3.6)	8.6
Total restructuring and other items	$2.0	$9.6	$(2.8)	$9.7

The other expense for both the 2008 quarter and nine-month period in the Pharmaceutical Systems segment is attributable to miscellaneous foreign exchange losses on intercompany and third-party transactions. Tech Group other income for the third quarter 2008 reflects the gain on sale of plant and equipment. Other expense within the Tech Group segment for the 2008 nine-month period represents the impact of miscellaneous asset impairments recognized during the year. The miscellaneous charges recorded in corporate expenses represent foreign exchange losses on intercompany transactions.

In February of 2008, we entered into a termination and continuation agreement with our customer Nektar Therapeutics, which provided for the full reimbursement of our investment in materials, facilities, equipment, personnel and other costs associated with the shutdown of manufacturing operations for the Exubera® inhalation device. During the first quarter of 2008, we received payments from Nektar, which more than offset the related raw materials, severance and facility costs incurred to date, resulting in a net first quarter gain of $1.3 million. In April of 2008, Nektar notified us that it no longer required us to maintain the production facility. As part of the termination agreement, we received additional payments in the second quarter of 2008, offset by compensation and overhead costs incurred at our production facility, resulting in a net gain of $6.6 million. During the third quarter of 2008, we incurred additional compensation and facility-related costs of $1.8 million. Our total year-to-date gain on the contract settlement was $6.1 million, net of costs incurred.

We are in the process of converting the production facility and certain affected assets to produce other devices in our Tech Group segment and expect to incur additional transition and carrying costs of approximately $1.7 million during the remainder of 2008 before this site is ready to commence new production operations. We estimate a final net gain on the contract settlement of approximately $4.4 million.

For the nine-month period ended September 30, 2008, we have incurred $2.5 million of restructuring and related charges as part of a plan to align the plant capacity and workforce of our Tech Group segment with the current business outlook for the segment, and as part of a longer-term strategy of focusing the business on proprietary products. We have reduced our estimates of total spending on this project by approximately $1 million and currently expect to incur a total of $3 million to $4 million in related severance, fixed asset disposals and other costs during 2008 and the first half of 2009, as we consolidate our tooling operations into one facility and reduce other production, engineering and administrative operations.

In the third quarter of 2007, we increased our accrual for a series of social security, excise and other tax contingencies in Brazil by $8.6 million. The increased provision followed a detailed review of several tax cases pending in the Brazilian courts, which indicated that it was probable that the positions taken on previous tax returns, some of which date back to the late 1990’s, would not be sustained. Other expense in 2007 represents losses from miscellaneous asset dispositions, the impact of foreign exchange transactions and miscellaneous income from government grants in Europe.

OPERATING PROFIT

Operating profit by reportable segment, corporate and other unallocated costs was as follows:

	Three Months Ended		Nine Months Ended
Operating profit (loss):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Pharmaceutical Systems	$23.1	$25.9	$107.0	$110.4
Tech Group	5.1	2.9	13.5	9.1
Corporate and other unallocated items:
General corporate costs	(3.9)	(4.9)	(14.0)	(15.7)
Stock-based compensation costs	(3.1)	(1.0)	(7.1)	(3.4)
U.S. pension and other retirement benefits	(1.5)	(1.4)	(4.5)	(4.5)
Brazil contingencies	-	(8.6)	-	(8.6)
Restructuring and related charges, net of contract settlement	(1.8)	-	3.6	-
Total operating profit	$17.9	$12.9	$98.5	$87.3

Our third quarter and nine month 2008 operating profits were $5.0 million and $11.2 million, respectively, above the corresponding prior year periods. Our 2008 third quarter results include $1.8 million in compensation and overhead related to facility transition activities, and the nine month results contain a net gain of $3.6 million resulting from the settlement of a contract, net of facility transition costs and Tech Group restructuring and related charges. Foreign currency translation was favorable by $0.9 million and $8.0 million in the comparison of the three and nine month results of 2008, respectively, as compared to the same periods in 2007. Pharmaceutical Systems operating profit for the 2008 periods was less than that achieved in 2007, largely due to higher production overhead costs which constrained gross profit growth, overall higher spending on information systems and research and development initiatives and partially due to continued increases in raw materials and plant utilities costs. The Tech Group segment operating profit improvement reflects the benefits of our restructuring program and the completion of the Michigan plant relocation initiated in 2007 which is now in service and operating in a more efficient manner in 2008.

The three and nine month periods of 2007 include an $8.6 million impact of a provision for Brazilian tax-related issues addressed in more detail under the caption “Restructuring and Other Items.”

INTEREST EXPENSE, NET

The following table summarizes our net interest expense:

	Three Months Ended		Nine Months Ended
Interest expense (income):	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Interest expense	$4.9	$4.4	$14.3	$11.8
Interest income	(0.4)	(1.9)	(2.1)	(4.7)
Capitalized interest	(0.6)	(0.5)	(1.7)	(1.2)
Interest expense, net	$3.9	$2.0	$10.5	$5.9

Consolidated third quarter 2008 interest expense, before capitalized interest and interest income, increased by $0.5 million over the amount recognized in the third quarter of 2007. The increase was the result of the impact of foreign currency exchange rates on Euro-denominated debt and increased bank commitment fees compared to the prior year third quarter. Interest income was less than the prior year quarter due to lower market rates of interest earned on cash equivalents and a loss on an investment in a strategic cash management fund.

Interest expense for the first nine months of 2008, before capitalized interest and interest income, was $2.5 million above that recorded in the corresponding period of 2007. The timing of our issuance of $161.5 million in convertible debt in March and April of 2007 accounted for $1.3 million of the year-to-date increase, as the notes were outstanding for the entire nine month period of 2008 compared to a portion of the same period in the prior year. The impact of foreign exchange rates and bank commitment fees accounted for another $1.3 million of the increase. The effect of lower average debt balances and lower average interest rates on our revolving credit facility partially offset these increases. When compared to the prior year, the decrease in interest income is also largely due to the timing of the convertible note issuance as a portion of the proceeds was invested in money market and strategic cash management funds in the first half of 2007, and then subsequently used in our stock buy-back program in the second half of 2007 and in our capital expansion programs. The increase in capitalized interest is primarily attributable to our Pharmaceutical Systems segment’s expansion projects in Europe.

INCOME TAXES

Income tax expense for the nine month period ended September 30, 2008 was $20.0, or 22.7% of pre-tax income, compared to $17.4 million, or 21.4% of pre-tax income, in the same period of 2007. Our results for the three and nine month periods ended September 30, 2008 include $2.2 million and $3.3 million, respectively, of net discrete tax benefits. During the third quarter of 2008, we recognized a $2.2 million net tax provision benefit resulting from the expiration of open audit years in certain tax jurisdictions. During the first quarter of 2008 we completed an agreement with the Republic of Singapore that reduces our income tax rate in Singapore for a period of 10 years on a retroactive basis back to June 2007, provided we comply with certain capital spending and employment targets included in expansion plans for our production facility in that country. As a result of the agreement, our nine-month results for 2008 contain a $1.0 million discrete tax benefit resulting from the re-measurement of our current and deferred income tax liabilities at the new tax rate. In addition, for the 2008 year-to-date period, we recognized tax expense of $1.3 million related to the Nektar contract settlement gain, net of costs incurred and Tech Group restructuring in the U.S. and Mexico.

Our annual effective tax rate for the full year 2008, excluding discrete items, is estimated to be 26.1% of pre-tax income. It is reasonably possible that during the next 12 months, our liability for unrecognized tax benefits may be reduced by approximately $1.3 million, due to the expiration of certain statutes of limitation in the U.S. and foreign tax jurisdictions.

On October 3, 2008, the U.S. Emergency Economic Stabilization Act of 2008 was signed into law. The Act includes a retroactive two year extension of the U.S. R&D Tax Credit that had expired in December 2007. The benefit to the Company is expected to be approximately $0.8 million for the full year 2008 and will be reflected in the tax provision during the fourth quarter 2008 based upon the date on which the law was officially enacted.

Our results for the three and nine month periods ended September 30, 2007 included $4.0 million and $6.5 million, respectively, of discrete tax benefits. In the third quarter of 2007, we reversed a $3.2 million valuation allowance related to foreign tax credits generated in previous periods that was initially provided due to uncertainty in the generation of sufficient taxable income to utilize the credits. In addition, our third quarter 2007 results included a $0.8 million tax benefit resulting from the closure of the 2003 U.S. federal tax audit year. In the second quarter of 2007, we recorded $2.5 million in tax benefits resulting from the revision of certain tax planning strategies and the completion of documentation supporting research and development credits related to prior year tax returns. Excluding the benefit of these discrete items, our annual effective tax rate for the nine months ended September 30, 2007 was estimated at 29% of pre-tax income.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo Seiko, Ltd. in Japan and 49% ownership interest in three companies in Mexico for the third quarter 2008 was $0.3 million unfavorable in comparison to the third quarter 2007 results. For the nine month comparison, equity income was $0.7 million lower in 2008. The lower earnings were largely due to demolition and disposal costs incurred as well as incremental depreciation expense associated with Daikyo’s Crystal Zenith® capital expansion project. Current year equity in earnings of our Mexican affiliates was relatively consistent with the prior year for both the third quarter and year-to-date period.

INCOME FROM CONTINUING OPERATIONS

Our third quarter 2008 net income from continuing operations was $13.3 million, or $0.40 per diluted share, compared to $12.2 million, or $0.36 per diluted share, in the third quarter of 2007.  Third quarter 2008 results include contract settlement costs of $1.8 million ($1.1 million after tax), or $0.03 per diluted share, and discrete tax benefits of $2.2 million, or $0.06 per diluted share. Results for the third quarter 2007 include a provision for Brazilian tax compliance issues totaling $8.6 million pre-tax ($6.3 million net of related tax deductions), or $0.17 per diluted share, and unrelated discrete tax benefits of $4.0 million, or $0.11 per diluted share.

For the nine months ended September 30, 2008 and 2007, net income from continuing operations was $68.3 million, or $1.97 per diluted share, and $65.2 million, or $1.86 per diluted share, respectively.  Our results for the nine month period ended September 30, 2008 include a net gain on a contract settlement of $6.1 million ($4.0 million after tax), or $0.11 per diluted share, restructuring and related charges of $2.5 million ($1.6 million after tax), or $0.05 per diluted share, and discrete tax benefits of $3.3 million, or $.09 per diluted share.  Results for the nine month period ended September 30, 2007 include the recognition of discrete tax benefits totaling $6.5 million, or $0.18 per diluted share, and the Brazilian tax compliance pre-tax charge of $8.6 million ($6.3 million net of tax), or $0.18 per diluted share.

DISCONTINUED OPERATIONS

Our nine month results ended September 30, 2007 include a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Working capital at September 30, 2008 was $245.0 million compared with $229.4 million at December 31, 2007. The ratio of current assets to current liabilities at September 30, 2008 was 2.48 to 1 as compared to 2.25 to 1 at December 31, 2007. Accounts receivable balances were $4.5 million above year-end 2007 levels including a reduction of $2.0 million due to the effect of foreign currency exchange rates. The overall increase in the receivables balance reflects our normal business trend, as year-end working capital levels are typically lower due to decreased shipping and production schedules during the last two weeks of December. The accounts receivable days-sales-outstanding (“DSO”) ratio was 47.8 days at September 30, 2008 compared to 48.7 days at December 31, 2007.

Our inventory balances were $12.9 million above year-end 2007 levels, including a reduction of $1.3 million due to the effect of foreign currency exchange rates. The majority of this increase relates to raw materials and work-in-process levels which reflects increases in safety stocks at certain U.S. plants as we tend to increase critical raw materials during the U.S. gulf coast hurricane season in order to avoid shortages of stock. Our inventory turnover ratio was 6.4 and 6.9 at September 30, 2008 and December 31, 2007, respectively, which reflects the impact of lower shipping and production due to routine plant maintenance shutdowns in Europe during the third quarter of each year.

Included in other current assets at September 30, 2008 and December 31, 2007 was $10.3 million and $10.5 million, respectively, held in escrow representing judicial deposits to the government of Brazil related to positions taken in prior years on social security, excise, and other tax returns. These deposits were made in order to discontinue any further interest or penalties from accruing while we proceed with the related court proceedings and the determination of final settlement amounts. The related liability associated with these exposures is reflected as a component of taxes other than income on the condensed consolidated balance sheets.

Cash flows provided by operations were $91.0 million for the first nine months of 2008, compared to $69.9 million in the corresponding period of 2007. 2008 operating cash flow includes $16.7 million of proceeds received from the contract settlement with Nektar. The related costs incurred through September 30, 2008 on the settlement totaled $10.6 million, of which $5.2 million were non-cash inventory and asset impairment charges. Our favorable operating results and the cash impact of the contract settlement were partially offset by the payment of various tax-related liabilities in Brazil totaling approximately $15.0 million and other changes in assets and liabilities.

Cash flows used in investing activities for the nine month period ended September 30, 2008 include capital spending totaling $88.2 million. Approximately 45% of our capital spending was incurred on new products and major projects to increase our manufacturing capacity, including the expansion of our rubber compounding capacity in Kinston, North Carolina, and ongoing plant expansion projects in Europe and Asia. Capital spending for information technology was approximately 20% of the total, the majority of which pertains to the replacement of our financial reporting, cash disbursement and order-to-cash systems in North America which was completed and placed in service in April 2008. The second phase of the project, focusing on procurement and plant operations, is currently in progress and is expected to be completed in the fourth quarter of 2009. The remainder of the year-to-date 2008 capital spending was for major maintenance, equipment replacement, and tooling. We anticipate full year 2008 capital spending will be approximately $145 million, including the construction of a plastic manufacturing facility in China, plant expansion at Kinston, North Carolina and Clearwater, Florida, and continued funding of our European expansion and the North American information systems project.

Our 2008 investing cash flows also include $14.6 million in redemptions from the Columbia Strategic Cash Portfolio Fund. In December 2007, our enhanced money fund investment, Columbia Strategic Cash Portfolio Fund, ceased accepting cash redemption requests and changed to a floating net asset value with the intention to liquidate its assets. The fund began an orderly liquidation that is expected to continue through 2009 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund. Our initial investment in 2007 was $25.0 million, and a total of $2.3 million had been redeemed during the month of December 2007. We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund management. The valuation of the fund was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data. In the third quarter and the first nine months of 2008, we recognized an impairment loss of $0.1 million and $0.4 million, respectively, related to these securities that were considered to be other-than-temporary. The loss is included in interest income in the accompanying condensed consolidated statements of income. At the end of the third quarter 2008, a balance of $8.3 million remained, with $6.0 million in short-term investments and $2.3 million in other noncurrent assets on the condensed consolidated balance sheet, reflecting information received from the fund manager regarding the timing of expected distributions. These investments are subject to credit, liquidity, market and interest rate risk, and there may be further declines in the value up to the aggregate amount of these investments.

Cash flows used in financing activities for the first nine months of 2008 include $11.3 million in net repayment of borrowings under our revolving debt facility. Other cash flows used in 2008 financing activities include the payment of cash dividends totaling $13.6 million ($0.14 per share) and the payment of $5.2 million of withholding taxes incurred upon the vesting of stock-based awards resulting in the return of 113,179 shares of Company stock from employees. Other cash flows provided by financing activities include $5.6 million from the employee stock ownership programs and $6.0 million in related tax benefits.  On September 22, 2008, we increased the quarterly cash dividend 7.1% over the prior quarter to $0.15 per share payable November 5, 2008 to stockholders of record at the close of business on October 22, 2008.

No significant changes to contractual obligations occurred during the first nine months of 2008.

At September 30, 2008, our consolidated debt was $382.5 million, compared to $395.1 million at December 31, 2007, and our net debt (debt, less cash and cash equivalents)-to-total invested capital (net debt, minority interests and shareholders equity) ratio was 34.2% compared to 36.9% at December 31, 2007.  Our cash and cash equivalents balance was $102.5 million at September 30, 2008, compared to $108.4 million at December 31, 2007. Total shareholders' equity was $532.6 million at September 30, 2008 compared to $485.3 million at December 31, 2007. We believe that our sources of financing will continue to be adequate to meet our future liquidity and capital requirements.

Sales Order Backlog

Our sales order backlog at September 30, 2008 was $229.5 million compared to $235.9 million at September 30, 2007.  Foreign currency translation increased the backlog by $3.6 million in 2008 when comparing both years at constant exchange rates. Reflected in the backlog decrease is the impact of lower orders of components used in the delivery of a vaccine for cervical cancer and decreased demand for packaging components used in anemia products due to new regulatory restrictions. Also contributing to the decrease, our customers have taken steps to reduce inventory levels of both finished goods and packaging components due to uncertain economic conditions globally and in response to recent regulatory actions. In addition, our success in reducing lead times and improving on-time delivery performance has resulted in customer orders closer to the delivery date which decreases backlog.

Current Market Conditions

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of our vendors, suppliers and other counterparties with which we do business. We believe that we have ample liquidity to fund our business needs, including cash and cash equivalents on-hand, cash flows from operations, and access to our $200 million multi-currency unsecured committed revolving credit agreement, which we use for working capital requirements. As of September 30, 2008, we had available $168 million of borrowing capacity under this facility, and we have not experienced any limit on our ability to access this source of funds. This facility expires in 2011, and market conditions at that time could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

We expect that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. We periodically monitor our customers’ and key vendors’ financial condition and assess their liquidity in order to mitigate our counterparty risks. If our key suppliers are unable to provide raw materials needed for our products, we may be unable to fulfill sales orders in a timely manner due to the rigorous qualification process. To date, we have not experienced any significant increase in customer collectibility risks, nor have we experienced increased supply risks due to vendor insolvency.

Through the nine months ended September 30, 2008, actual returns for our U.S. pension plan are significantly below our expected long-term rate of return of 8% due to adverse conditions in the equity and debt markets. Continued actual returns below this expected rate may affect the amount and timing of future contributions to the plan and may increase our pension expense in 2009. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008; however, we are currently considering a voluntary contribution in the fourth quarter of 2008.  The amount of the contribution, if any, will be dependent upon various factors including the estimated year-end underfunded status and certain tax considerations. We have adequate liquidity to fund our U.S. and non-U.S. pension and post-retirement plans.

We believe that liquidity and capital resource requirements for the foreseeable future, including cash flows to pay dividends, will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our multi-currency revolving credit agreement. Recent global credit market conditions have not had a significant impact on our liquidity or capital resources.

MARKET RISK

We are exposed to various market risk factors such as fluctuating interest rates and foreign currency rate fluctuations. These risk factors can impact results of operations, cash flows and our financial position. From time to time, we manage these risks using derivative financial instruments such as interest rate swaps and forward exchange contracts.  Derivatives used by us are highly effective as all of the critical terms of the derivative instruments match the hedged item. Effectiveness is measured on a quarterly basis.  In accordance with our policy, derivative financial instruments are not used for speculation or trading purposes.  All debt securities and derivative instruments are considered non-trading.

As of September 30, 2008, we have two interest rate swap agreements outstanding which are designed as hedges to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making fixed rate payments quarterly. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on Series A and B notes at 5.32% and 5.51%, respectively.  At September 30, 2008, the interest rate swap agreements were recorded in other long-term liabilities with a fair value of $1.9 million.

We have a series of forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to U.S. dollar (USD) denominated raw material purchases made by our European subsidiaries. As of September 30, 2008, there are three contracts outstanding at $1.0 million each, which are recorded in other current liabilities with a total fair value of $0.1 million. The last contract ends on December 15, 2008. Under the terms of the contracts, we have agreed to buy USD at a rate of 1.3750 USD per Euro (EUR) on the expiry dates. As of September 30, 2008, the EUR was equal to 1.4445 USD.

We also have a series of forward contracts outstanding under an agreement with a bank which is designed to protect us against the variability in future cash flows related to Yen-denominated product purchases made by our European subsidiaries. As of September 30, 2008, there are three contracts outstanding at ¥33.5 million each, which are recorded as other current assets with a total fair value of less than $0.1 million. The last contract ends on December 15, 2008. Under the terms of the contracts, we have agreed to buy Japanese Yen (JPY) at the base rate of 156.35 JPY per EUR on the expiry dates. As of September 30, 2008, the EUR was equal to 152.99 JPY.

We have two notes payable in the total amount of €81.5 million, which are designated as hedges of our investment in the net assets of our European operations. A $17.6 million cumulative foreign currency translation loss on the €81.5 million debt is recorded within accumulated other comprehensive income as of September 30, 2008. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At September 30, 2008, a $2.7 million foreign currency translation loss on the Yen-denominated debt is included within accumulated other comprehensive income.

In addition, we periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans. As of September 30, 2008, there are three forward contracts outstanding whose purpose is to hedge our exposure to fluctuating foreign currency exchange rates on assets created by intercompany loans. The first contract has a notional amount of €6.0 million and terminates on October 27, 2008. The fair value of this contract is $(0.1) million and is recorded within other current liabilities. The second contract has a notional amount of €9.0 million and terminates on October 15, 2008. The fair value of this contract is $0.5 million and is recorded within other current liabilities. The third contract has a notional amount of 32.2 million SGD and terminates on October 28, 2008. The fair value of this contract is $0.3 million and is recorded within other current liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2008, we had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and equipment lease guarantees as noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

NEW ACCOUNTING STANDARDS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not change our valuation of assets or liabilities. Please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

For information on new accounting standards issued but not yet adopted and the impact, if any, on our financial position or results of operations, see Note 13 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is included in the text in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption Market Risk and should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined under SEC Rules 13a-15(e) and 15d-15(e)) that are designed to, among other things, ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported on a timely basis and that such information is made known to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on such evaluation, has concluded that such disclosure controls and procedures are effective.

Changes in Internal Controls
As previously reported, we are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our North American operations. During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems. The second phase of this SAP project will focus on procurement and plant operations, and is expected to be implemented on a plant-by-plant basis during 2008 and 2009. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

During the period covered by this report, there have been no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except for the additional risk factors set forth below, there have been no other significant changes to those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Our operating results may be adversely affected by unfavorable economic and market conditions.

As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If global economic and market conditions, or economic conditions in the U.S., Europe or Asia remain uncertain or weaken further, we may experience material adverse impacts on our business, financial condition and results of operation.

We are exposed to credit risk on accounts receivable and certain prepayments made in the normal course of business. This risk is heightened during periods when economic conditions worsen.

A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. In addition, we have made prepayments associated with insurance premiums and other advances in the normal course of business. While we have procedures to periodically monitor and limit exposure to credit risk on trade receivables and other current assets, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

We are exposed to fluctuations in the market values and the risk of loss of our investment portfolio.

Our available cash and cash equivalents are held in bank deposits, money market funds and other short-term investments. We have funds in our operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the FDIC (Federal Deposit Insurance Corporation) insurance limits. While we monitor the cash balances in our operating accounts, and adjust the balances as appropriate, we could lose this cash or be unable to withdraw it in a timely manner if the underlying financial institutions fail. Although we have not recognized any material losses on our cash, cash equivalents and other cash investments, future declines in their market values or other unexpected losses could have a material adverse effect on our financial condition and operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2008 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2008	172	$44.16	-	-
August 1 – 31, 2008	62,494	$51.10	-	-
September 1 – 30, 2008	11,296	$50.47	-	-
Total	73,962	$50.99	-	-

(1)      Includes 737 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 34,097 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 39,128 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises as part of the 2007 Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

November 6, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.[1]
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F - 1