Form 10-K
period 2008-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2009-02-27
CIK 105770

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☑ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $1,403,459,343 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2009, there were 32,735,943 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009	Part III

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the healthcare and consumer products industries.  Our products include stoppers and seals for vials and components used in syringe, intravenous and blood collection systems.  Our customers include the world’s leading pharmaceutical, biotechnology and medical device producers.  The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., unless noted otherwise. Exubera® is a registered trademark of Pfizer, Inc. Teflon® is a registered trademark of E.I. DuPont de Nemours and Company. Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd.

West Website

West maintains a website at www.westpharma.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investors – SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Throughout this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2009 Annual Meeting of Shareholders (2009 Proxy Statement), which will be filed with the SEC within 120 days following the end of our 2008 fiscal year.  Our 2009 Proxy Statement will be available on our website on or about March 31, 2009, under the caption Investors — Proxy Materials.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee Charters, and instructions on how to contact the Board, is available on our website under the Investors — Corporate Governance caption.  Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors — Dividend Reinvestment Program caption.  We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, Pennsylvania 19341.

Business Segments

We have two reportable segments: Pharmaceutical Systems and Tech Group.  Comparative segment revenues and related financial information for 2008, 2007 and 2006 are presented in a table contained in Note 5 to our consolidated financial statements, Segment Information, and are discussed within Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this 2008 Form 10-K. Intersegment sales are eliminated in consolidation.

Pharmaceutical Systems Segment

Our Pharmaceutical Systems segment designs, manufactures and sells a variety of packaging components and systems used in parenteral drug delivery for the pharmaceutical, biopharmaceutical and generic industries.  The primary components we manufacture are subject to regulatory oversight within our customers’ manufacturing facilities.  We have manufacturing facilities in North and South America, Europe and Asia Pacific, with affiliated companies in Mexico and Japan.  See Item 2, Properties, for additional information on our manufacturing sites.

Our Pharmaceutical Systems segment consists of two operating segments — Americas and Europe/Asia Pacific — which are aggregated for reporting purposes because they have similar economic characteristics, as well as similar products, manufacturing processes, customer objectives, distribution procedures and regulatory requirements.

Our Pharmaceutical Systems business is composed of the following product lines:

Pharmaceutical packaging

•	Elastomeric stoppers and discs, which serve as primary closures for pharmaceutical vials.

•	Secondary closures for pharmaceutical vials called Flip-Off® aluminum seals, consisting of an aluminum seal and removable plastic button, and in some applications, just an aluminum seal.

•	Elastomeric plungers, needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pen delivery systems.

•	Pharmaceutical containers, closures and dispensers.

•	Enhanced component processing: VeriSure™, Westar® RS (ready-to-sterilize) and Westar® RU (ready-to-use).

Disposable medical components

•	Elastomeric components for blood collection systems and flashback bulbs, injection sites and sleeve stoppers for intravenous (IV) dispensing systems.

•	Elastomer and co-molded elastomer/plastic components for infusion and IV systems.

•	Non-filled syringe components.

•	Dropper bulbs for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

Safety and administration

•	Sterile devices for the reconstitution, transfer and administration of drug products, including patented products such as the Mixject™, Mix2Vial™ and Vial Adapters.

Laboratory and other services

•	Extractables and leachables testing, package/container testing, method development/validation, stability testing, process development and problem resolution.

Products and services recently brought to market are the Daikyo Crystal Zenith® luer lock syringe, Envision™ and the West Ready Pack™ system. The Daikyo Crystal Zenith syringe is the market’s first silicone-free, ready-to-use prefillable syringe that offers pharmaceutical and biopharmaceutical companies a total system solution that can mitigate the risks associated with glass syringes. West’s Envision components (plungers and stoppers) are inspected by an automated vision inspection system to ensure they meet enhanced quality specifications for visible and subvisible particulate and contamination. The West Ready Pack system is a one-source solution ideal for pharmaceutical research and development and clinical work. Each system comes with West stoppers, Flip-Off seals and vials conveniently packaged in small volumes. Because the components are delivered ready-to-use, component preparation is eliminated from the customer’s processing, saving them time and money.

Our tamper-evident Flip-Off seals consist of a metal overseal and a molded plastic cap that is removed in order to permit needle access to the drug-vial contents.  These are sold in a wide range of sizes and colors to meet customers’ needs for product identification and differentiation. The seals can be provided using proprietary printing and embossing technology for multiple layers of protection, such as, point-of-use instructions, item-level information such as vial contents, drug dosage and strength, and cautionary statements that can serve as counterfeiting deterrence.

Elastomeric components are offered in a variety of standard and customer-specific configurations and formulations and are available with advanced barrier films and coatings to enhance their performance.  Our proprietary FluroTec® coating is a film that is applied using a patented molding process to reduce the risk of product loss by contamination, enhance seal integrity and protect the shelf life of packaged drugs. We also apply a Teflon® coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-Coating is a coating applied to the surface of stoppers and plungers using a patented process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-Coating technologies are licensed from Daikyo Seiko, Ltd.

Our VeriSure components are an example of how laboratory services can be combined with a product offering. These components allow pharmaceutical and biopharmaceutical companies to navigate the complex task of extractables identification and the related analysis for qualifying a drug product’s container/closure system more efficiently. The customer will receive a Certificate of Analysis with each shipment of components. Also, with a known extractables profile, customers can begin the design of leachables studies on a quicker basis, a process which our analytical laboratory services can support.

In addition, our post-manufacturing processes, Westar RS and Westar RU, are documented and fully validated procedures for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins. Westar RS prepares components for introduction into the customer’s sterilizer and Westar RU provides sterilized components. The Westar processes increase the overall efficiency of injectable drug production by outsourcing component processing, thereby eliminating steps otherwise required in each of our customers’ manufacturing processes, and assure compliance with the latest regulatory requirements for component preparation.

Medimop Medical Projects, Ltd. is a leader in the world market for transfer, mixing and administration systems for injectable pharmaceuticals. Many injectable drug products are produced as freeze-dried powders in order to preserve product efficacy during shipment and storage. These products must be reconstituted, typically by diluting the powder with sterile water or other diluent at the point of use.  All Medimop products marketed in the United States (U.S.) are cleared by the U.S. Food and Drug Administration (FDA). In addition, many Medimop products are protected by patents.

As an adjunct to our Pharmaceutical Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug packaging components and their compatibility with the contained drug formulation. West Analytical Services provides us and our customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for complete drug delivery systems.

Tech Group Segment

Our Tech Group segment is a global custom injection molder with over 40 years of experience, offering contract manufacturing solutions for the healthcare and consumer industries. This segment has manufacturing operations in the U.S., Puerto Rico and Ireland.  See Item 2, Properties, for additional information on our manufacturing sites.

Our Tech Group segment consists of two operating segments — Americas and Europe — which are aggregated for reporting purposes because they have similar economic characteristics, as well as similar products, manufacturing processes, customer objectives, distribution procedures and regulatory requirements. The Tech Group is committed to producing the highest quality injection molded components and devices, which include unique components for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers and disposable blood collection systems, as well as various personal care and consumer products. The Tech Group’s record of success includes manufacturing and assembly of systems and devices used for nasal, oral, pulmonary and injectable delivery of drugs used to treat diseases affecting the lives of people around the world.

The Tech Group segment also has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies.  Technologies include multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly.

Our newest offering will be the ConfiDose® auto-injector system, a solution for enhancing patient compliance and safety. The needle remains shielded at all times and retracts automatically after the injection. The system eliminates preparation steps and automates the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home. The Tech Group segment will be responsible for manufacturing and assembling commercial quantities of this system.

In an effort to align our plant capacity and workforce with the revised business outlook, in December 2007, our Board of Directors approved a restructuring plan for the Tech Group segment designed to reduce operating costs and increase the manufacturing efficiency of the segment. We incurred a total of $6.4 million in restructuring and related charges, as part of this plan, through December 31, 2008. We expect to incur additional amounts of no more than $1.0 million during the first half of 2009 as these restructuring activities are concluded. For additional details, see Note 3 to our consolidated financial statements, Restructuring and Other Items.

International

We have significant operations outside the U.S.  They are managed through the same business segments as our U.S. operations – Pharmaceutical Systems and Tech Group.  Sales outside of the U.S. account for approximately 54% of consolidated net sales. For a geographic breakdown of sales, see the table in Note 5 to the consolidated financial statements, Segment Information.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks.  These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and particularly in Latin and South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations.  See the discussion under the caption Summary of Significant Accounting Policies - Foreign Currency Translation in Note 1 to our consolidated financial statements.  Also see Note 3, Restructuring and Other Items.  We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt.  This activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies – Financial Instruments and in Note 15, Financial Instruments, to our consolidated financial statements in this 2008 Form 10-K.

Raw Materials

We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers.

We employ a supply-chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of our raw material suppliers. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. This strategy increases the risk that our supply lines may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production, and therefore we foresee no significant availability problems in the near future.

Intellectual Property Rights

Patents and other proprietary rights are important to our business.  We own or license numerous patents and have patent applications pending in the U.S. and in other countries that relate to various aspects of our products.  In addition, key value-added and proprietary products and processes are licensed from our Japanese affiliate, Daikyo Seiko Ltd.  Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future, as we continue to develop proprietary products.  Although important in the aggregate, we do not consider our business to be materially dependent on any individual patent.

We also rely heavily on trade secrets, manufacturing know-how and continuing technological innovations, as well as in-licensing opportunities, to maintain and further develop our competitive position, particularly in the area of formulation development and tooling design.

Seasonality

Although our Pharmaceutical Systems business is not inherently seasonal, sales and operating profit in the second half of the year are typically lower than the first half primarily due to scheduled plant shutdowns in conjunction with our customers’ production schedules and the year-end impact of holidays on production. During the shutdown periods, maintenance procedures are performed and vacations are taken by production employees.

Working Capital

We are required to carry significant amounts of inventory to meet customer requirements.  Other agreements also require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption.  Levels of inventory are also influenced by the seasonal patterns addressed above.  For a more detailed discussion of working capital, please see the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.

Marketing

Our Pharmaceutical Systems customers include practically every major branded pharmaceutical, generic and biopharmaceutical company in the world. Pharmaceutical Systems components and other products are sold to major pharmaceutical, biotechnology and hospital supply/medical device companies, which incorporate them into their products for distribution to the ultimate end-user.

With extensive experience in contract manufacturing, our Tech Group segment sells to many of the world’s largest medical device and pharmaceutical companies and to large customers in the personal care and food-and-beverage industries. Tech Group components generally are incorporated into our customers’ manufacturing lines for further processing or assembly. West’s products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.

Our ten largest customers accounted for approximately 35.8% of our consolidated net sales in 2008, but not one of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2008, our order backlog was $230.1 million, most of which is expected to be filled during fiscal year 2009. The order backlog was $253.0 million at the end of 2007. The decrease is primarily due to foreign currency translation. In addition, our success in reducing lead times and improving on-time delivery performance has resulted in customer orders closer to the delivery date which decreases backlog.  Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers, and products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies across our Pharmaceutical Systems product lines.  However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and have a significant share of the European market for these components. Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their entire operations.

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

Our Tech Group business is in very competitive markets for both healthcare and consumer products.  The competition varies from smaller regional companies to large global molders that command significant market shares. There are extreme cost pressures and many of our customers look off-shore to reduce cost.  We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot molding and expertise with multiple-piece closure systems. Because of the more demanding regulatory requirements in the medical device component area, there are a smaller number of other competitors, mostly large-scale companies.  We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract manufacturing capabilities and knowledge of and experience in complying with FDA requirements.

Research and Development Activities

We maintain our own research-scale production facilities and laboratories for developing new products and offer contract engineering design and development services to assist customers with new product development.

Our quality control, regulatory and laboratory testing capabilities are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components.  The engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. The primary responsibility of our innovation group is seeking new opportunities in injectable packaging and delivery systems, most of which will be manufactured by our Tech Group segment and marketed by our Pharmaceutical Systems segment. Research and development spending will continue to increase as we pursue innovative strategic platforms in prefillable syringe, injectable container, advanced injection and safety and administration systems.

We spent $17.2 million in 2008, $14.0 million in 2007 and $8.7 million in 2006 on development and engineering for the Pharmaceutical Systems segment.  The Tech Group segment incurred research and development expenses of $1.5 million, $2.1 million, and $2.4 million in the years 2008, 2007 and 2006, respectively.

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

Employees

As of December 31, 2008, we employed 6,300 people in our operations throughout the world.

ITEM 1A.  RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2008 Form 10-K contains some forward-looking statements that are based on management’s beliefs and assumptions. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.

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

As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If global economic and market conditions, or economic conditions in the U.S., Europe or Asia remain uncertain or weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

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

If we incur new indebtedness in the future, the related risks that we now face could intensify. Whether we are able to make required payments on our outstanding indebtedness and satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

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

Our business may be adversely affected by risks typically encountered in international operations.

We conduct business in most of the major pharmaceutical markets in the world. Sales outside the U.S. account for approximately 54% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant increases or decreases in the amount of those sales or earnings. The main currencies, to which we are exposed, besides the U.S. dollar, are the Euro, British Pound and Japanese Yen. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity’s local currency.

International operations are also exposed to the following risks: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the U.S. could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change.

Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.

Raw material and energy prices have a significant impact on our profitability. If raw material and/or energy prices increase, and we cannot pass those price increases on to our customers, our profitability and financial condition may suffer.

We use three basic raw materials in the manufacture of our products: elastomers (which include synthetic and natural material), aluminum and plastic. In addition, our manufacturing facilities consume a wide variety of energy products to fuel, heat and cool our operations. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials and utility costs. If we are unable to pass along increased raw material prices and energy costs to our customers, our profitability, and thus our financial condition, may be adversely affected. The prices of many of these raw materials and utilities are cyclical and volatile. For example, the prices of certain commodities, particularly petroleum-based raw materials, have in the recent past exhibited rapid changes, increasing the cost of synthetic elastomers and plastic.  While we generally attempt to pass along increased costs to our customers in the form of sales price increases, historically there has been a time delay between raw material and/or energy price increases and our ability to increase the prices of our products. In some circumstances, we may not be able to increase the prices of our products due to competitive pressure and other factors.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, could adversely impact our operations.

We employ a supply chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by us. This increases the risk that our supply lines may be interrupted in the event of a supplier production problem or financial difficulties. If one of our suppliers is unable to supply materials needed for our products or our strategies for managing these risks is unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs in time to meet future production needs. Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our operating results, financial condition or cash flows.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. With the exception of our chief executive officer, in general, we do not enter into employment agreements with our executive officers. We have entered into severance agreements with our officers that allow those officers to terminate their employment under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the unit affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

Difficulties experienced in the design or implementation of our new enterprise resource planning system may adversely affect our business and results of operations.

We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our North American operations. Phase one of this implementation was completed in April 2008 and included the replacement of our financial reporting, cash disbursement and order-to-cash systems. A second major phase of the SAP project, focusing on procurement and plant operations, commenced in October 2008 and will continue through 2009.

Our ERP system is critical to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management and prepare our financial statements. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of this system. Any disruptions or delays encountered during the implementation could adversely affect our ability to process and ship orders, provide services and customer support, bill and track customers, fulfill contractual obligations and file quarterly or annual reports with the SEC in a timely manner. The resulting disruptions to our business could adversely affect our results of operations, financial condition and cash flows. Even if we do not encounter these difficulties, the design and implementation of the new ERP system may be more costly than we had originally anticipated.

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

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Pharmaceutical Systems
Manufacturing:	Contract Analytical Laboratory:
North American Operations	North American Operations
United States
Clearwater, FL   (1)
Jersey Shore, PA
Kearney, NE
Kinston, NC
Lititz, PA
St. Petersburg, FL

South American Operations
Brazil
Sao Paulo

European Operations
Denmark
Horsens

England
St. Austell

France
Le Nouvion

Germany
Eschweiler   (1)
Stolberg

Serbia
Kovin

Asia Pacific Operations
Singapore
Jurong

United States
Lionville, PA   (2)
Maumee, OH

Mold-and-Die Tool Shops:
North American Operations
United States
Upper Darby, PA   (2)

European Operations
England
Bodmin   (2)

Tech Group
Manufacturing:
North American Operations
United States
Frankfort, IN   (2)
Grand Rapids, MI
Montgomery, PA   (2)
Phoenix, AZ   (2)
Scottsdale, AZ   (2) (3)
Tempe, AZ   (2)
Williamsport, PA

Puerto Rico
Cayey

European Operations
Ireland
Dublin   (2) (3)

(1) This manufacturing facility is also used for research and development activities.
(2) This facility is leased in whole or in part.
(3) This manufacturing facility is also used for mold and die production.

Our Pharmaceutical Systems segment also owns facilities located in Ra’anana, Israel and Athens, Texas used for research and development activities. Sales offices in various locations are leased under short-term arrangements.

Our manufacturing production facilities are well maintained and are operating generally on two or three shifts.  We are currently expanding production capacity at the following facilities: Eschweiler, Germany; Jurong, Singapore; Kovin, Serbia; Le Nouvion, France; Clearwater, Florida and Kinston, North Carolina.

As part of our effort to increase manufacturing capacity, we continue to move forward in establishing a manufacturing presence in the Peoples Republic of China. In the first quarter of 2008, we commenced ground-breaking activities for our new plastic production facility. We anticipate completion of construction and customer product validation activities for this plant by the end of 2009 and we continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in the following table:

Name	Age	Position
Joseph E. Abbott	56	Vice President and Corporate Controller
Michael A. Anderson	53	Vice President and Treasurer
Fabio de Sampaio Dorio Filho	45	President, Europe and Asia Pacific, Pharmaceutical Systems
Steven A. Ellers	58	President
William J. Federici	49	Vice President and Chief Financial Officer
John R. Gailey III	54	Vice President, General Counsel and Secretary
Robert S. Hargesheimer	51	President, Tech Group
Richard D. Luzzi	57	Vice President, Human Resources
Donald A. McMillan	50	President, Americas, Pharmaceutical Systems
Donald E. Morel, Jr., Ph.D.	51	Chairman of the Board and Chief Executive Officer
Matthew T. Mullarkey	46	Chief Operating Officer

Joseph E. Abbott

Mr. Abbott joined us in 1997 as Director of Internal Audit.  He was promoted to Corporate Controller in 2000 and elected a Vice President in 2002.

Michael A. Anderson

Mr. Anderson joined us in 1992 as Director of Taxes. He held several positions in finance and business development before being elected Vice President and Treasurer in June 2001.

Fabio de Sampaio Dorio Filho

Mr. Dorio joined us in October 2008 as President, Designee, Europe and Asia Pacific, and assumed full regional operating duties and responsibilities on January 1, 2009 as President, Europe and Asia Pacific, Pharmaceutical Systems. Prior to his service at West, he served as Vice President and General Manager, Medical Surgical Europe, Middle East and Africa, of Becton Dickinson UK Limited, a manufacturer and distributor of a broad range of medical supplies, devices, laboratory equipment and diagnostic products.

Steven A. Ellers

Mr. Ellers joined us in 1983.  After holding numerous positions in operations, he was elected Executive Vice President in June 2000 and as President, Pharmaceutical Systems Division in June 2002.  He was elected President in June 2005 and has been our Chief Operating Officer from June 2005 through July 2008.

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

Donald A. McMillan

Mr. McMillan joined us in May 1984.  He served in numerous operations, sales and sales-management and marketing positions prior to being elected President, North America, Pharmaceutical Systems Division in October 2005. He was elected President, Americas, Pharmaceutical Systems Division in July 2008.

Donald E. Morel, Jr., Ph.D.

Dr. Morel joined us in 1992. He has been Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002.  He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002. He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

Matthew T. Mullarkey

Mr. Mullarkey joined us in July 2008 as Chief Operating Officer. Prior to his service at West, he served as Chief Executive Officer and President of Impact Ceramics, LLC, an engineered materials business, and prior to that was Vice President, Global Operations, of Invacare Corporation, a manufacturer and distributor of home medical equipment and disposables.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2008 and 2007 and full year 2008 and 2007 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2008	45.47	36.96	48.92	43.04	52.00	42.26	49.60	29.52	52.00	29.52
2007	52.25	41.31	54.83	45.23	51.98	37.87	43.85	35.20	54.83	35.20

As of January 31, 2009, we had 1,255 shareholders of record. There were also 2,765 holders of shares registered in nominee names.  Our common stock paid a quarterly dividend of $0.13 per share in each of the first three quarters of 2007; $0.14 per share in the fourth quarter of 2007 and each of the first three quarters of 2008; and $0.15 per share in the fourth quarter of 2008.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2008 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2008	343	$42.13	-	-
November 1 – 30, 2008	758	37.49	-	-
December 1 – 31, 2008	6,292	37.72	-	-
Total	7,393	$37.90	-	-

(1)      Includes 1,279 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2004).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 6,114 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

Performance Graph

The following graph compares the cumulative total return to holders of the Company’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s 600 Health Care Equipment & Supplies for the five years ended December 31, 2008. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2003 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies over the period with a like amount invested.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Net sales	$1,051.1	$1,020.1	$913.3	$699.7	$541.6
Operating profit	124.1	94.9	101.0	73.4	49.4
Income from continuing operations	86.0	71.2	61.5	46.0	34.3
(Loss) income from discontinued operations	-	(0.5)	5.6	0.4	(14.1)
Net income	$86.0	$70.7	$67.1	$46.4	$20.2
Income per share from continuing operations:
Basic (1)	$2.65	$2.18	$1.91	$1.48	$1.14
Assuming dilution (2)	2.50	2.06	1.83	1.41	1.11
(Loss) income per share from discontinued operations:
Basic (1)	-	(.02)	.18	.01	(.47)
Assuming dilution (2)	-	(.01)	.17	.01	(.46)
Average common shares outstanding	32.4	32.7	32.2	31.1	30.0
Average shares assuming dilution	36.1	36.2	33.6	32.5	30.8
Dividends declared per common share	$0.58	$0.54	$0.50	$0.46	$0.43
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$87.2	$108.4	$47.1	$48.8	$68.8
Working capital	207.1	229.4	124.8	118.8	115.7
Total assets	1,168.7	1,185.6	918.2	833.5	657.8
Total invested capital:
Total debt	386.0	395.1	236.3	281.0	160.8
Minority interests	-	5.6	4.8	4.1	-
Shareholders’ equity	487.1	485.3	414.5	339.9	306.8
Total invested capital	$873.1	$886.0	$655.6	$625.0	$467.6
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	28.8%	28.6%	29.0%	28.1%	29.5%
Operating profitability (b)	11.8%	9.3%	11.1%	10.5%	9.1%
Effective tax rate	21.6%	19.9%	29.1%	29.0%	27.2%
Return on invested capital (c)	11.1%	9.9%	11.2%	9.5%	7.9%
Net debt-to-total invested capital (d)	38.0%	36.9%	31.1%	40.3%	23.1%
Research and development expenses	$18.7	$16.1	$11.1	$7.9	$6.8
Operating cash flow	135.0	129.2	139.4	85.6	81.0
Stock price range	$52.00-29.52	$54.83-35.20	$52.77-24.83	$29.99-18.58	$25.49-16.38

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

Factors affecting the comparability of the information reflected in the selected financial data:

▪
Income from continuing operations in 2008 includes a net pre-tax gain on contract settlement proceeds of $4.2 million, restructuring and related charges of $3.0 million and discrete income tax benefits of $3.5 million. Collectively, these items totaled to a $1.2 million pre-tax benefit ($4.3 million after tax).

▪	On December 29, 2008, we purchased the remaining 10% minority ownership in our Medimop subsidiary for $8.5 million, which resulted in a $5.4 million reduction to the minority interest balance.

▪
2007 income from continuing operations includes the impact of the restructuring charges at our Tech Group segment, an impairment loss on our Nektar contract intangible asset for the Exubera device and our provisions for Brazilian tax issues, totaling a $26.4 million pre-tax charge ($19.4 million, after tax). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million.

▪
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

▪	2006 income from continuing operations includes a pre-tax loss on extinguishment of debt of $5.9 million ($4.1 million, net of tax) and a gain on a tax refund of $0.6 million.

▪
On December 31, 2006, we adopted Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholder’s equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

▪	During 2005, we acquired the businesses of Monarch, TGI and Medimop. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date.

▪
2005 income from continuing operations includes incremental income tax expense of $1.5 million associated with the repatriation of foreign sourced income under the American Jobs Creation Act of 2004 and a reduction in an estimate for restructuring costs which increased income from continuing operations by $1.3 million.

▪
On  January 1, 2005 we adopted Statement of Financial Accounting Standard 123 “Share-Based Payment – Revised 2004” (“SFAS 123(R)”) which required the recognition of compensation expense connected with our stock option and employee stock purchase plan programs that did not require expense recognition in 2004 and prior periods under previous accounting standards. The application of SFAS 123 to the results of 2004 and 2003 would have resulted in additional net of tax costs of $1.2 million and $1.5 million, respectively.

▪
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this Report on Form 10-K.

COMPANY OVERVIEW

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the healthcare and consumer products industries. The vast majority of our business is conducted in healthcare markets. Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic healthcare delivery systems. Our business is conducted through two segments - "Pharmaceutical Systems" and "Tech Group." Pharmaceutical Systems focuses on primary packaging and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, prefillable syringe components, and safety and administration systems. The Tech Group offers custom contract-manufacturing solutions using plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. Our customer base includes the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products.

West has approximately 6,300 employees and generates more than half of its revenues outside of the U.S., including 44% in Europe and 10% collectively in South America, Asia, Australia and Israel. We have a global manufacturing footprint with production and distribution facilities in North America, Europe, Latin America, Asia and Australia. West has also formed global partnerships to share technologies and market products with companies in Japan and Mexico.

2008 Financial Performance Highlights

•
Net sales were $1,051 million, an increase of $31 million compared to the prior year, principally resulting from improved pricing and favorable foreign currency exchange rates. Net sales grew despite regulatory and insurance reimbursement related constraints and the discontinuation of certain products, which resulted in lost sales of $63 million for both segments combined.

•
Gross profit was $11 million higher than the prior year, and gross margin improved slightly to 28.8% due to improved productivity, partially offset by higher raw materials and energy costs, and the impact of the lost sales items which totaled $25 million.

•
Operating profit was $29 million higher than the prior year, including certain items that are not indicative of ongoing operations. Included in 2008 operating profit was a net gain of $1 million resulting from contract settlement proceeds less costs incurred and the Tech Group restructuring and related costs. Operating profit in 2007 included charges totaling $26 million which were not allocated to our reporting segments. These items are addressed in more detail within the Results of Operations section below.

•	Net income from continuing operations for 2008 was $86 million, or $2.50 per diluted share compared to $71 million, or $2.06 per diluted share, in the prior year.
•	Our financial position remains very strong, with net cash flow from operations totaling $135 million in 2008, increasing 4.5% compared to the prior year.
•	At December 31, 2008 our total debt was $386 million compared with $395 million in the prior year, and our net debt-to-total invested capital was 38.0%.

Recent Trends and Developments

Pharmaceutical Systems

The majority of our sales growth in recent years has been generated by the performance of Pharmaceutical Systems. Growth in 2008 was adversely affected by isolated regulatory and insurance reimbursement changes that decreased the demand for certain biotechnology customers’ products, our decision to cease production of a low-margin disposable medical product component, and customer inventory management initiatives in response to the recent global economic turmoil. Despite these issues, we were successful in replacing the lost sales and growing business through increased demand in certain global markets, resulting in sales of $792 million, an increase of 7% over the prior year. Pharmaceutical packaging components that include our post-manufacturing value-added processes, including Westar® washing and FluroTec® and B-2 coatings, continued to lead the demand for our products. Gross profit increased during the year to $266 million, although the gross margin percentage decreased slightly due to the lost sales issues described above and the increased raw material and energy costs experienced during the year.

Tech Group

Our Tech Group segment had a challenging year in 2008 as it was forced to respond to the loss of revenues associated with the Exubera inhalation device. In October 2007, Pfizer Inc. discontinued marketing Exubera, a pulmonary insulin product developed by our customer Nektar Therapeutics (“Nektar”) and licensed to Pfizer. In addition to the lost business associated with Exubera, Tech Group experienced decreased demand for an over-the-counter healthcare packaging product following a significant 2007 market launch. At the same time, we experienced stronger than expected demand for several other healthcare devices and consumer products. Tech Group 2008 net sales were $271 million, 6% lower than the prior year, including the impact of lost Exubera device sales of $33 million. Despite the drop in net sales, operating profit increased $6 million, or over 50%, as a result of gains in production efficiency and savings from restructuring and cost-cutting activities.

In December 2007, we announced a restructuring plan for our Tech Group which proactively addressed anticipated changes in customers’ marketing plans for certain products and aligned our plant capacity and workforce with the business outlook and longer-term strategy of focusing the business on proprietary products. As part of this plan, we implemented a series of restructuring initiatives during 2008 to reduce production and engineering operations, reduce administrative costs, and consolidate our tool shops into one location. During 2008 and 2007, we incurred restructuring costs totaling $3 million in each year, and we will incur additional costs, not expected to exceed $1 million, during the first half of 2009 as we complete this program. In the aggregate, expected costs of this program consist of $4 million in severance and benefits for approximately 326 employees, $2 million in asset-related charges, and $1 million for contract termination fees and other expenses. Estimated cost savings were approximately $5 million for 2008 and are expected to be approximately $6 to $7 million annually thereafter.

Business Outlook

Management’s operating priorities in 2009 will include a focus on generating organic growth, improving operating margins and continuing to invest in the future. Now that the Tech Group restructuring is substantially completed and we have implemented other cost-reduction efforts throughout the organization, we expect to realize incremental operating cost savings in 2009. We will continue to aggressively manage the costs under our control, and take advantage of targeted restructuring activities where necessary. Our business outlook remains positive for both segments; however, we expect that sales growth will be hampered by the current global economic conditions.

Pharmaceutical Systems

Our 2009 revenue projections reflect the strengthening of the U.S. dollar versus the Euro and certain other international currencies during the fourth quarter of 2008. After taking into account an anticipated unfavorable foreign exchange impact of 8%, we expect full year revenues for Pharmaceutical Systems to be marginally lower than those achieved in 2008. Growth, excluding the impact of currency, is expected to continue to be driven by demand for our enhanced product offerings including Westar® and advanced coated products, prefillable syringe components, and safety and administration systems. We believe that the long-term drivers remain strong and market dynamics support future growth with an aging population, advances in treatments for chronic illnesses, many of which involve biologic drugs, and a shift in the point-of-care from hospitals to specialty clinics and homes.

Given our positive growth outlook, we plan to continue funding the capital projects necessary to meet customer demand and to provide for improved results in our longer-term strategic plan. During 2008, we made significant strides in increasing our plant capacity in Germany, Serbia, France, Singapore and the U.S. We are also in the process of constructing a new facility in China, which will manufacture plastic components for disposable medical products, and we continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India. We expect our 2009 capital spending to be approximately equal to the 2008 level, which will allow us to complete the ongoing expansion projects, fund innovation for promising new products, replace certain manufacturing and accounting information systems, and maintain our existing facilities.

Tech Group

We expect full year 2009 revenues to be lower than those in 2008 by 5% to 7%, after taking into account an expected unfavorable foreign exchange impact of approximately 3% and lower plastic resin costs which are passed through to the majority of our contract customers in the form of selling price adjustments. Excluding the negative impact of these two items, growth is expected to come from demand in healthcare devices and several new consumer product launches planned by our customers. Although Tech Group is projecting lower sales for 2009, we believe that the combination of a leaner cost structure, made possible by restructuring initiatives, and increased operating efficiency at our production facilities will provide for a consistent level of operating profit. On a longer-term basis, we believe that the Tech Group segment will benefit from our innovation initiatives in developing proprietary products incorporating new technologies and advanced injection systems. With the expansion of our Grand Rapids, Michigan plant now completed, the majority of our capital spending within the Tech Group will be focused on the support of new products and routine facility and equipment upgrades.

Research & Development (“R&D”) and Innovation

We expect 2009 R&D spending to surpass 2008 levels by approximately 25% as we continue to invest in advanced injectable packaging and delivery systems and safety and reconstitution products. We anticipate that a majority of our developmental medical devices will be manufactured by our Tech Group and marketed by Pharmaceutical Systems. We believe that our commitment to develop and apply proprietary technologies that improve the quality, safety and effectiveness of therapeutic and diagnostic healthcare delivery systems will result in continued long-term growth.

Global Economic Conditions

Current economic conditions in the U.S. and abroad are expected to have a moderate impact on the sales growth of our products, as customers search for ways to cut costs including rationalization of their inventories. In addition, we anticipate that changes in foreign currency exchange rates will have an unfavorable impact on consolidated sales of approximately 7% in 2009. After considering the unfavorable foreign currency impact, we expect consolidated sales to be between $1.01 billion and $1.03 billion, a reduction of 2% to 4% compared with those of 2008. Excluding the effects of changes in foreign currency translation, 2009 sales are expected to grow between 3.0% and 5.0%. Our financial projections for 2009 were prepared using a forecast of foreign currency exchange rates for our various non-U.S. subsidiaries. As such, continued volatility in key exchange rates during 2009 may result in significant differences in U.S. dollar results, affecting the accuracy of our sales and earnings projections.

In addition to the impact on sales, the slowing economy and adverse conditions in equity and debt markets contributed to a 25% decline in the value of our U.S. pension assets, compared to a long-term rate of return assumption of 8%. As a result of this and other changes in pension assumptions, we are expecting an incremental pension expense of approximately $10 million in 2009. Continued actual returns below our expected rate may also affect the amount and timing of future contributions to the plan. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2009; however, we have made a voluntary pension contribution of $10 million in January 2009.

The global reach of our business and the nature of our product portfolio that serves primarily non-discretionary pharmaceutical and medical applications are expected to limit the impact of temporary economic downturns. However, the world financial markets have recently experienced extreme disruption and global economic conditions have worsened. Accordingly, no assurance can be given that the ongoing economic downturn will not have a material adverse effect on the demand for our products.

RESULTS OF OPERATIONS

Management’s discussion and analysis of our operating results for the three years ended December 31, 2008, and our financial position as of December 31, 2008, should be read in conjunction with the accompanying consolidated financial statements and footnotes appearing elsewhere in this report. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date. For the purpose of aiding the comparison of our year-to-year results, reference is made in management's discussion and analysis to results excluding the effects of changes in foreign exchange rates. Those re-measured period results are not in conformity with U.S. generally accepted accounting principles (“GAAP”) and are considered “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

NET SALES

The following table summarizes net sales by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2008	2007	2006	08/07	07/06
Pharmaceutical Systems	$792.1	$741.8	$644.1	6.8%	15.2%
Tech Group	270.5	289.2	279.2	(6.5)%	3.6%
Intersegment sales	(11.5)	(10.9)	(10.0)	-	-
Total net sales	$1,051.1	$1,020.1	$913.3	3.0%	11.7%

2008 compared to 2007
Consolidated 2008 net sales increased by $31.0 million, or 3.0%, over those achieved in the prior year. Favorable foreign currency translation accounted for the vast majority of the consolidated sales growth. Sales price increases contributed 2.3 percentage points to sales growth, as price increases including raw material surcharges were implemented in response to rising raw material and energy costs during the year. Substantially offsetting the impact of sales price increases were lower volumes and unfavorable mix resulting from regulatory and insurance reimbursement related constraints and the discontinuation of certain products, which resulted in lost sales within both reporting segments.

Pharmaceutical Systems - This segment contributed $50.3 million to the full year sales increase, including $26.2 million resulting from favorable foreign currency translation. Excluding currency translation effects, sales were $24.1 million, or 3.3%, above prior year levels. Price increases contributed approximately 2.3 percentage points of the sales increase over the prior year. Favorable sales volume and mix contributed 1.0 percentage point, despite the loss of the discrete pharmaceutical packaging and disposable medical components sales described below.

Sales of pharmaceutical packaging components were $45.0 million higher than the prior year due to increased sales of stoppers and seals used in a variety of customer products as well as favorable currency translation. These increases more than compensated for a $17.4 million decline in sales of a prefillable syringe component caused by regulatory and insurance reimbursement changes affecting the demand for certain customer products designed to treat anemia in cancer and other patients. Sales of disposable medical components were $13.2 million lower, as sales of other syringe components replaced a portion of the $13.6 million of 2007 sales of a low-margin blood collection system component that we ceased producing. Sales of safety and administration systems, and laboratory and other services were $18.5 million higher than the prior year, most of which was due to increased demand for our drug reconstitution products and higher tooling activity.

Tech Group - Full year sales were $18.7 million below 2007 levels, including $3.6 million of favorable foreign currency translation. Excluding the impact of foreign currency translation, sales were $22.3 million, or 7.7%, below prior year levels. Price increases contributed 2.4 percentage points to sales, while increased consumer products sales volume offset a small portion of the lost Exubera device business.

Sales of healthcare devices decreased $17.1 million compared with the prior year. After considering the lost Exubera sales of $33 million, we experienced increased sales volume of other healthcare devices including medical filter products, self-injection pens, and intra-nasal drug delivery systems, partially offset by a drop-off in sales of packaging for a customer’s over-the-counter weight loss product following a June 2007 market launch. Sales of consumer products, tooling and other services decreased by $1.6 million due to lower demand for certain personal care products and tooling services, partially offset by increased volume of juice and dairy carton closures. Intersegment sales of $11.1 million and $10.5 million in 2008 and 2007, respectively, were eliminated in consolidation.

2007 compared to 2006
Consolidated 2007 net sales increased by $106.8 million, or 11.7%, over those achieved in 2006. Foreign currency translation accounted for $41.4 million, or 4.5 percentage points, of the sales growth. Excluding foreign currency translation, 2007 net sales increased $65.4 million or 7.2% over the prior year.

Pharmaceutical Systems - The Pharmaceutical Systems segment contributed $97.7 million of the full year sales increase, including $37.8 million resulting from favorable foreign currency translation. Excluding foreign currency translation, Pharmaceutical Systems sales were $59.9 million, or 9.3%, above prior year levels. Price increases contributed approximately 2.5 percentage points of the sales increase over the prior year, with the remainder of the increase attributed to positive sales volume. Sales growth was strong in all geographical regions of the segment, driven by increased demand for serum stoppers used in vial packaging for vaccines, injectable treatments for chronic diseases, and increased demand for pre-filled injection system components.

Tech Group - Full year sales in 2007 were $10.0 million above prior year levels, $3.6 million of which resulted from foreign currency translation. Excluding foreign currency translation, Tech Group segment sales were $6.4 million, or 2.3%, above prior year levels. Price increases contributed approximately 0.8 percentage points of the sales increase in the Tech Group, with the remainder of the increase attributed to positive sales volume. The Tech Group sales increase included a $3.6 million increase in sales to Nektar of the Exubera device resulting from the timing of the product launch by Pfizer in the U.S. earlier in the year.  Tech Group sales also benefited from strong sales of weight loss product packaging, an intra-nasal delivery system and surgery devices, but these were largely offset by a $13.2 million decline in revenue from tooling and design projects. Intersegment sales of $10.5 million and $9.8 million in 2007 and 2006, respectively, were eliminated in consolidation.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2008	2007	2006	08/07	07/06
Pharmaceutical Systems:
Gross Profit	$265.7	$256.3	$224.5	3.7%	14.2%
Gross Margin	33.5%	34.5%	34.8%

Tech Group:
Gross Profit	$36.9	$35.5	$40.3	3.9%	(11.9)%
Gross Margin	13.7%	12.3%	14.4%

Consolidated gross profit	$302.6	$291.8	$264.8	3.7%	10.2%
Consolidated gross margin	28.8%	28.6%	29.0%

2008 compared to 2007
Consolidated gross profit increased by $10.8 million over 2007, including the favorable effect from foreign currency translation of $9.4 million. The gross margin percentage improved slightly despite the unfavorable impact on sales volume and mix caused by the loss of discrete business described in the Net Sales section above.

Pharmaceutical Systems - Gross margin for Pharmaceutical Systems declined by one percentage point versus the prior year. Approximately half of this decrease was due to unfavorable volume and mix resulting from the regulatory and insurance reimbursement issues affecting the demand for prefillable syringe components used in certain anemia products. The remaining decline resulted from increased depreciation expense and production cost increases, as the positive benefit of sales price increases offset a majority of the increased costs of raw materials, wage increases and utilities used to operate our production facilities.

Tech Group - Gross margins improved by 1.4 percentage points in comparison to prior year results. The improved gross margin performance was largely due to a significant reduction in plant overhead and improved production efficiency which contributed 3.4 percentage points. These gains resulted from our restructuring efforts and efficiencies from the completion of start-up activities at our expanded production facility in Michigan. Partially offsetting these increases by 1.5 percentage points was the impact of lower sales and unfavorable mix. Despite sales increases in consumer products and other healthcare devices, the loss of business associated with the Exubera device and the prior year weight loss product launch resulted in a decline in sales and negative impact on gross margin. During the year, the majority of raw material, energy and wage cost increases were passed on to customers in the form of increased selling prices.

2007 compared to 2006
Consolidated 2007 gross profit increased by $27.0 million over 2006, consisting of a $31.8 million increase in Pharmaceutical Systems segment gross profit and a $4.8 million decrease in Tech Group segment gross profit. Foreign currency translation accounted for $12.9 million of the increase in consolidated gross profit.

Pharmaceutical Systems - The gross margin within the Pharmaceutical Systems segment declined moderately compared to that achieved in 2006, primarily due to higher plant overhead costs including the addition of engineering and other staff in support of our expansion projects, increased manufacturing, supply and maintenance costs resulting from strained capacity levels at several facilities in Europe, and higher depreciation charges on machinery and equipment upgrades.

Tech Group - The Tech Group segment gross profit and gross margin declines primarily reflect $6.0 million of incremental costs associated with the relocation and start-up of our new facility in Michigan.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table summarizes R&D costs by reportable segment:

($ in millions)	2008	2007	2006
Pharmaceutical Systems	$17.2	$14.0	$8.7
Tech Group	1.5	2.1	2.4
Total R&D costs	$18.7	$16.1	$11.1

R&D costs during 2008 were $2.6 million higher than those incurred in 2007, mostly due to three ongoing development projects in the Pharmaceutical Systems segment. The first is our development of prefillable syringe systems that will use Daikyo Seiko, Ltd. (“Daikyo”) Crystal Zenith® resin, a unique, transparent polymer that can be used to produce vials and syringe barrels. Daikyo, our 25% owned affiliate in Japan, is also our partner in a long-standing marketing and technology transfer agreement that enables West and Daikyo to develop products that help customers mitigate drug product development risks and enhance drug performance and patient safety. The other major projects include an advanced injection system using auto-injector technology, which was acquired during 2007, and a passive needle safety device.

The increase in 2007 over 2006 R&D costs reflected the formation of our innovation group which is responsible for seeking new opportunities in injectable packaging and delivery systems. Our development projects are a response to the market opportunities created by the convergence of primary drug packaging and delivery systems and include initiatives in traditional injection systems, components for pen system applications and auto injectors with cartridges.

SELLING, GENERAL and ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

($ in millions)	2008	2007	2006
Pharmaceutical Systems SG&A costs	$110.1	$98.3	$81.8
Pharmaceutical Systems SG&A as a % of segment net sales	13.9%	13.3%	12.7%

Tech Group SG&A costs	$17.9	$22.0	$19.3
Tech Group SG&A as a % of segment net sales	6.6%	7.6%	6.9%

Corporate costs:
General corporate costs	$18.9	$21.0	$23.8
Stock-based compensation expense	6.4	5.1	14.5
U.S. pension plan expense	6.0	6.1	8.4
Total SG&A costs	$159.3	$152.5	$147.8
Total SG&A as a % of total net sales	15.2%	14.9%	16.2%

2008 compared to 2007
Consolidated SG&A expenses were $6.8 million above those recorded in 2007, but only increased marginally as a percentage of total net sales. The impact of foreign currency translation accounted for $3.3 million of the increase.

In Pharmaceutical Systems, 2008 SG&A expenses increased by $11.8 million over the prior year. Foreign currency translation accounted for $3.1 million of the increase. Compensation costs were $4.4 million above those incurred in 2007 due to the impact of annual pay increases, and increased staffing of information technology support functions. Costs associated with our new information systems implementation, including depreciation expense and third-party consulting fees, accounted for $2.3 million of the increase. Various other increases including utilities and other corporate facilities costs contributed to the remaining increase in SG&A expense.

SG&A costs in the Tech Group were $4.1 million lower than the amount incurred in 2007. A net reduction in headcount associated with our restructuring efforts accounted for half of the reduction in SG&A. The remainder of the reduction was attributable to lower amortization expense, resulting from the 2007 Nektar contract intangible write-off, and a reduction in various third-party consulting services.

General corporate SG&A costs were $2.1 million favorable to 2007 levels. These costs include executive and director compensation and other corporate administrative and facilities expenses. The majority of the decrease is the result of lower facilities and administrative-related costs. Also included in corporate SG&A are any above or below-target performance adjustments for our worldwide cash bonus program. Annual cash bonus payments are made based on the achievement of sales, operating profit, earnings per share and cash flow targets, and certain qualitative performance milestones. 2008 cash-based bonus costs were slightly lower than those earned in the prior year based upon management’s achievement of targets.

Stock-based compensation costs for 2008 increased by $1.3 million due to the impact of changes in our stock price on the fair value of our stock-price indexed deferred compensation liabilities. During 2008, our stock price decreased $2.82 per share, closing at $37.77 per share on December 31, 2008, while during 2007 our stock price decreased $10.64 per share, closing at $40.59 per share on December 31, 2007. The costs of non-U.S. pension and other retirement benefits programs are reflected in the operating profit of the respective segment for all periods presented.

2007 compared to 2006
Consolidated SG&A expenses in 2007 were $4.7 million above those recorded in 2006. In the Pharmaceutical Systems segment, 2007 SG&A expenses increased by $16.5 million compared to the prior year.  Approximately $6.1 million of the increase was compensation related, including increased staffing of sales, strategic marketing and information systems functions, the impact of annual salary increases and higher incentive compensation program costs. Foreign currency translation accounted for $4.6 million of the 2007 to 2006 increase in Pharmaceutical System segment SG&A costs. Professional service and consulting costs related to the implementation of new information systems in the U.S. and sales commission charges were $4.1 million higher in 2007 than in 2006. The remaining $1.7 million increase in SG&A costs consisted mostly of higher software maintenance, computer related supply costs, and depreciation expense.

2007 SG&A costs in the Tech Group segment were $2.7 million above the prior year. Higher staffing levels in quality control, human resource and other functions together with annual salary increases accounted for $1.4 million of the growth. Sales commissions were $0.6 million higher than in 2006. Foreign currency translation, travel costs and bad debt expense contributed equally to the remaining $0.7 million increase.

General corporate SG&A costs were $2.8 million lower in 2007 than in 2006. Incentive compensation costs in 2007 were $2.9 million lower than the prior year, primarily due to the achievement of above target performance levels resulting in above target bonus payouts in 2006, compared to 2007 incentive compensation which was below target.

Stock-based compensation costs for 2007 decreased by $9.4 million when compared to those recorded in 2006, due primarily to a decrease in West stock-price indexed compensation costs, partially offset by higher stock option and employee stock purchase plan costs. Our stock price decreased $10.64 per share during 2007, closing at $40.59 per share on December 31, 2007. In 2006, our stock price increased $26.20 per share closing at $51.23 per share at December 31, 2006.

U.S. pension plan expenses in 2007 were $2.3 million lower than those incurred during 2006. The decrease largely resulted from a 2006 amendment to our qualified defined benefit pension plan in the U.S. Under the amended plan, benefits earned under the plan’s pension formulas were frozen as of December 31, 2006 and replaced with new cash-balance formulas resulting in a reduction of our projected benefit obligation.

RESTRUCTURING, IMPAIRMENT AND OTHER ITEMS

Other income and expense items, consisting of gains, losses or impairments of segment assets, foreign exchange transaction gains and losses, miscellaneous royalties and sundry transactions are generally recorded within the respective segment. Certain restructuring and other items considered outside the control of segment management are not allocated to our reporting segments. The following table summarizes our restructuring charges and other income and expense items for each of the three years ended December 31:

($ in millions)	2008	2007	2006
Pharmaceutical Systems	$1.7	$2.1	$4.3
Tech Group	(0.3)	(0.2)	0.5
Corporate	0.3	-	-
Unallocated charges (credits):
Impairment charge, contract settlement and related gain, net	(4.2)	12.9	-
Restructuring and related charges	3.0	3.4	-
Brazilian excise tax and other charges	-	10.1	0.1
Total unallocated charges (credits)	(1.2)	26.4	0.1
Total restructuring, impairment and other charges	$0.5	$28.3	$4.9

The year-over-year reduction in other expense for Pharmaceutical Systems is attributable to net foreign exchange gains on intercompany and third-party transactions recognized during 2008. Other expense in 2006 included a $2.5 million impairment charge for productive assets and royalties stemming from a discontinued product. After taking this charge into consideration, the amounts recognized in 2007 and 2006 are fairly consistent. For Tech Group, the reduction in other expense in 2007 versus 2006 resulted from the recognition of income from 2007 government grants in Europe. The majority of Tech Group other expense in 2006 related to the sale or disposal of surplus equipment. The miscellaneous charges recorded in 2008 corporate expense represent foreign exchange transaction losses.

Impairment charge, contract settlement and related gain, net - In the fourth quarter of 2007, we recorded a $12.9 million impairment charge representing our net book value in the Nektar contract intangible asset associated with the Exubera device. Under an agreement reached with Nektar in February 2008, we received full reimbursement for, among other things, severance related employee costs, equipment, purchased raw materials and components, leases and other facility costs associated with the shutdown of manufacturing operations related to this device. During 2008, we received payments from Nektar which more than offset the related costs incurred, resulting in a net gain of $4.2 million.

Restructuring and related charges - We incurred $3.0 million and $3.4 million in 2008 and 2007, respectively, of restructuring and related charges as part of our 2007 plan to align the plant capacity and workforce of the Tech Group with the revised business outlook for that segment. We expect to incur additional amounts, not to exceed $1.0 million, during the first half of 2009 as these restructuring activities are concluded.

Brazil excise tax and other charges - During 2007, we increased our accruals for a series of social, excise and other tax contingencies in Brazil by $10.1 million. These charges followed a detailed review of several related tax cases pending in the Brazilian courts, which indicated that it was probable that our positions taken on previous tax returns, some of which date back to the late 1990’s, would not be sustained. This matter is currently awaiting final disposition in the Brazilian court system.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

($ in millions)	2008	2007	2006
Pharmaceutical Systems	$136.7	$141.9	$129.7
Tech Group	17.8	11.6	18.1
Corporate and other unallocated costs:
General corporate costs	(19.2)	(21.0)	(23.9)
Stock-based compensation costs	(6.4)	(5.1)	(14.5)
U.S. pension expenses	(6.0)	(6.1)	(8.4)
Other unallocated items	1.2	(26.4)	-
Consolidated Operating Profit	$124.1	$94.9	$101.0

2008 compared to 2007
Pharmaceutical Systems operating profit was lower than prior year results by $5.2 million, including a foreign currency translation benefit of $5.5 million. The impact of higher sales and gross profit was more than offset by higher spending on information systems and research and development initiatives as we replace outdated management reporting systems and invest in innovative products for the future.

Tech Group operating profit was $6.2 million above that achieved in the prior year, including a foreign currency benefit of $0.3 million, largely due to savings resulting from the restructuring program initiated in late 2007, and production efficiencies coming from higher throughput at our newly expanded Michigan facility.

General corporate costs declined as a result of lower compensation costs under our annual performance-based bonus plan, and stock-based compensation costs increased due to the impact of changes in our stock price on deferred compensation obligations which are indexed to our stock price.

Other unallocated income for 2008 totaled $1.2 million, consisting of a $3.0 million restructuring charge and $4.2 million in proceeds less costs of transition activities at our former Exubera device production facility. Other unallocated expense for 2007 was $26.4 million including a $3.4 million restructuring charge, a $12.9 million impairment loss on our customer contract intangible for the Exubera device, and a $10.1 million provision for social, excise and other tax liabilities in Brazil.

2007 compared to 2006
Our 2007 consolidated operating profit decreased by $6.1 million from that achieved in 2006. Operating profit for 2007 included $26.4 million in unallocated costs as described above. The Pharmaceutical Systems segment’s 2007 results exceed those of the prior year by $12.2 million, benefiting from sales growth, a favorable product mix and the $7.6 million impact of foreign currency translation, which combined to more than offset other cost increases.

Tech Group segment operating profit was $6.5 million below that achieved in the prior year, largely due to costs incurred during the relocation and validation of a newly expanded production facility in Michigan.

General corporate, stock-based compensation and U.S. pension plan costs were all lower than those incurred in the prior year, with the significant decrease in stock-price indexed deferred compensation programs attributed to the decline in our stock price during 2007 compared to the strong increase in stock price experienced in 2006.

LOSS ON DEBT EXTINGUISHMENT

On February 27, 2006 we prepaid $100.0 million in senior notes carrying a 6.81% interest rate and a maturity date of April 8, 2009. Under the terms of the original note purchase agreement dated April 8, 1999, the prepayment of the notes entitled note holders to a “make whole” amount of $5.9 million in order to compensate them for interest rate differentials between the 6.81% yield on the notes and current market rates for the remaining term of the note. The prepayment was financed by issuing €81.5 million (approximately $100.0 million) of new senior unsecured notes at a weighted average interest rate of 4.34%, before costs.

INTEREST EXPENSE, NET

The following table summarizes our net interest expense:

($ in millions)	2008	2007	2006
Interest expense	$18.6	$16.4	$13.4
Capitalized interest	(2.6)	(1.9)	(0.7)
Interest income	(1.4)	(6.0)	(2.1)
Interest expense, net	$14.6	$8.5	$10.6

2008 compared to 2007
Interest expense for 2008, before capitalized interest and interest income, was $2.2 million above that recorded in the prior year. The timing of our issuance of $161.5 million in convertible debt in March and April of 2007 accounted for $1.3 million of the year-to-date increase, as the notes were outstanding for the entire 2008 year compared to a partial year in 2007. The impact of changes in foreign exchange rates and bank commitment fees accounted for another $1.0 million of the increase. The decrease in interest income is also largely due to the timing of the convertible debt issuance, as a portion of the proceeds was invested in money market accounts and a strategic cash management fund in the first half of 2007, and then subsequently used in our stock buy-back program and in our capital expansion programs. In addition, interest income was reduced by other-than-temporary losses on our strategic cash management fund investment totaling $1.4 million in 2008. Capitalized interest increased as a result of our Pharmaceutical Systems capital expansion projects in Europe.

2007 compared to 2006
Our 2007 net interest expense was $2.1 million lower than that incurred in 2006 due largely to refinancing and investing activities and higher capitalized interest on our capital expansion projects in Europe and in Michigan. During 2007, we issued $161.5 million of convertible debt at a 4% fixed interest rate.  Interest expense on the convertible notes totaled $5.3 million for the year ended December 31, 2007. The incremental interest expense from the convertible notes was partially offset in the comparison of the 2007 and 2006 periods by favorable rate and volume variances totaling $1.3 million and $1.0 million, respectively, resulting from reduced borrowing levels on our revolving credit facility and our 2006 refinancing activities. Our 2007 interest income is $3.9 million favorable to that recorded in 2006. The additional interest income was generated from the investment of a substantial portion of the proceeds from our convertible debt offering.

INCOME TAXES

Our effective tax rate was 21.6% in 2008, 19.9% in 2007 and 29.1% in 2006.  The following factors impacted the comparability of the tax rate in 2008 versus 2007:
•	A 2008 agreement with the Republic of Singapore reduced our income tax rate in that country for a period of 10 years, on a retroactive basis back to July 2007, resulting in a $1.0 million tax benefit.
•	A 2008 United Kingdom tax law change effectively eliminated a portion of our capital allowance carryforwards, resulting in a $1.2 million increase in our tax provision.
•
In 2008, we recognized a $3.4 million net tax provision benefit resulting from the expiration of open audit years in various tax jurisdictions, and $0.3 million in other discrete benefits including reversals of U.S. state valuation allowances and provision adjustments for returns filed in 2008.

•	In 2007, we recognized a $3.2 million provision benefit related to tax credits originally generated and fully reserved in previous periods.
•
In 2007, we recognized a $3.7 million provision benefit principally resulting from the revision of tax planning strategies and the completion of related documentation supporting prior year R&D credits, and a $1.3 million tax benefit due to the closure of certain U.S. federal and state tax audit years.

The impact of these items reduced our effective tax rate by 3.2 percentage points in 2008 and 9.5 percentage points in 2007. After considering these items, the remaining decrease in the 2008 effective tax rate was primarily due to a change in mix of earnings to jurisdictions where we are subject to lower tax rates and an increase in R&D tax benefits in the U.S. and Ireland.

In addition to the 2007 factors listed above, the following items impacted the comparability of the tax rate in 2007 versus 2006:
•	2006 included a net $0.7 million favorable provision adjustment resulting from the closure of the 2002 U.S. federal tax audit year.
•	In 2006, we recognized a $0.4 million provision benefit from a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico.

The combined impact of these two items reduced our 2006 effective tax rate by 1.4 percentage points. After considering these items, the remaining decrease in the 2007 effective tax rate was primarily due to a change in mix of foreign versus U.S. earnings.

EQUITY IN NET INCOME OF AFFILIATES

Equity in net income from our 25% ownership interest in Daikyo in Japan and our 49% ownership interest in three companies in Mexico was $0.8 million, $2.5 million, and $1.9 million for the years 2008, 2007 and 2006, respectively. Our 2008 equity income was $1.7 million lower than the prior year due to reduced earnings of Daikyo. The lower earnings were primarily the result of plant demolition and disposal costs, as well as incremental depreciation expense associated with a significant Crystal Zenith® capital expansion project and higher pension costs.

The increase in equity earnings in 2007 versus 2006 came from Daikyo, as their net income was $0.6 million above that recorded in 2006. Daikyo’s sales were 5% above prior year levels, their gross margins improved by three percentage points, and there were no unusual charges in 2007 unlike 2006 when a $0.7 million charge was incurred related to a decision by Daikyo to demolish an existing facility. These favorable items were partially offset by a loss on sale of an investment security.

Purchases from affiliates totaled $36.3 million in 2008, $31.3 million in 2007 and $24.1 million in 2006, the majority of which relate to a distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $1.7 million, $0.9 million and $0.8 million in 2008, 2007 and 2006, respectively.

INCOME FROM CONTINUING OPERATIONS

Net income from continuing operations in 2008 was $86.0 million, or $2.50 per diluted share. Our 2008 results included a net gain on contract settlement proceeds of $4.2 million, restructuring and related charges of $3.0 million, and discrete income tax benefits of $3.5 million. Collectively, these items totaled $1.2 million pre-tax ($4.3 million after tax, or $0.12 per diluted share).

Net income from continuing operations in 2007 was $71.2 million, or $2.06 per diluted share. Our 2007 results include the impact of restructuring charges, an impairment loss on our customer contract intangible asset with Nektar, and our provisions for Brazilian tax issues which collectively totaled $26.4 million pre-tax ($19.4 million after tax, or $0.54 per diluted share). Also included in 2007 results was the recognition of discrete tax benefits totaling $8.2 million, or $0.23 per diluted share. After considering the impact of these items, income from continuing operations in 2008 was slightly above the prior year amount.

2006 net income from continuing operations was $61.5 million, or $1.83 per diluted share. Our 2006 results included a $5.9 million pre-tax loss on debt extinguishment ($4.1 million after tax, or $0.12 per diluted share) and the favorable resolution of a claim for a tax refund associated with the disposition of our former plastic molding facility in Puerto Rico. This resulted in the recognition in income from continuing operations of $0.6 million, or $0.02 per diluted share, consisting of a $0.4 million tax benefit and related interest income, net of tax, of $0.2 million.

DISCONTINUED OPERATIONS

Our 2007 results included a $0.5 million provision for claims anticipated from the 2005 divestiture of our former drug delivery business.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the years ended December 31,

($ in millions)	2008	2007	2006
Net cash provided by operating activities	$135.0	$129.2	$139.4
Net cash used in investing activities	$(128.2)	$(155.9)	$(89.9)
Net cash provided by (used in) financing activities	$(20.9)	$84.6	$(60.2)

Cash Flows from Operating Activities - Our 2008 operating cash flows increased $5.8 million compared to the prior year, including $16.7 million in proceeds received from our contract settlement with Nektar, partially offset by related cash costs of $7.0 million. Our favorable cash flow from operating results and the impact of this contract settlement was reduced by the 2008 payment of income and other tax-related liabilities in Brazil totaling $12.7 million. Operating cash flows in 2007 also reflected unusually high payments related to tax issues in Brazil. During 2007, we paid $11.7 million to escrow representing judicial deposits for the benefit of the Brazil government to avoid further accretion of interest and penalties on tax-related liabilities. After considering these items, the 2008 cash flows from operating activities were slightly lower than 2007, as increased earnings in 2008 were offset by cash outflows for changes in working capital and other assets and liabilities.

Cash flow from operations in 2007 decreased $10.2 million versus 2006. Cash flow in 2007 was reduced by the $11.7 million payment to escrow for the benefit of the Brazil government. Our operating cash flow in 2006 included the impact of a $5.9 million “make-whole” payment incurred as part of the extinguishment of our former senior note agreement.

Cash Flows from Investing Activities – In 2008, cash flows used in investing activities were $27.7 million less, despite a $9.2 million increase in capital spending and the acquisition of the remaining minority ownership (10%) of the Medimop companies for $8.5 million. The majority of the year-over-year decrease resulted from $16.8 million in redemptions from the Columbia Strategic Cash Portfolio Fund, compared to $22.7 million in net purchases in 2007. Our investment in this enhanced money fund, which began an orderly liquidation in December 2007, is discussed in more detail in Note 14, Fair Value Measurements, to the consolidated financial statements. In 2007 compared to 2006, the majority of the increase in cash flows used in investing activities resulted from increased capital spending.

Capital spending in 2008 totaled $138.6 million, a $9.2 million increase over the prior year. Pharmaceutical Systems spending was $122.3 million, an increase of $14.2 million over the prior year. The increase is related to major projects to increase our manufacturing capacity, including the expansion of our rubber compounding capacity in Kinston, North Carolina, and ongoing plant expansion projects in Europe and Asia. A portion of the total spending increase pertains to information technology as we replaced our financial reporting, cash disbursements and order-to-cash systems in North America. The second phase of this project, focusing on procurement and plant operations, is currently in progress and is expected to be completed in the fourth quarter of 2009. Tech Group capital spending was $9.2 million, a decrease of $11.7 million compared to the prior year. Spending in 2007 was higher due to our Grand Rapids, Michigan plant expansion project. The remainder of the change relates to a $6.8 million decrease in the 2008 balance of accrued capital spending compared to the December 31, 2007 balance.

Capital spending in 2007 totaled $129.4 million, a $39.1 million increase over 2006. Pharmaceutical Systems added $108.1 million in capital, compared to $62.3 million in 2006. The increase was largely due to significant projects to expand the molding, production and tooling capacity at our existing facilities in Europe and Singapore. Our 2007 capital spending also included $9.9 million in connection with the construction of a new manufacturing facility in China, and $7.7 million for information system projects in North America. Tech Group 2007 capital spending was $20.9 million, compared to $26.7 million in 2006.  During 2007, we completed our plant relocation and expansion project in Michigan. Other 2007 investing cash flows included an acquisition of patents and other technology-related assets totaling $4.7 million.

Cash Flows from Financing Activities – In 2008, the majority of the year-over-year decrease in cash flows from financing activities resulted from the 2007 issuance of long-term debt, partially offset by stock repurchase activity. Cash flows used in financing activities for 2008 included $12.3 million in net repayment of borrowings under our revolving debt facility and $3.1 million in new issuances of short-term notes payable. We paid cash dividends totaling $18.6 million ($0.57 per share) during the current year, compared to $17.5 million and $15.9 million in 2007 and 2006, respectively. We expect to continue our quarterly dividend program, subject to annual Board of Directors’ approval.

Cash flows provided by financing activities for 2007 included the issuance of $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due in March of 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million. These net proceeds provided funds used in the reduction of revolving credit facility borrowings totaling $19.1 million. During 2007, we initiated and completed an open-market repurchase program under which we acquired 980,300 shares of common stock at total cost of $39.4 million ($40.23 per share).

Liquidity Measures

The table below displays key liquidity measures for West as of December 31,

($ in millions)	2008	2007	2006
Cash and cash equivalents	$87.2	$108.4	$47.1

Working capital	$207.1	$229.4	$124.8

Current ratio	2.3 to 1	2.3 to 1	1.8 to 1

Total debt	$386.0	$395.1	$236.3

Net debt-to-total invested capital	38.0%	36.9%	31.1%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt, minority interests and shareholders' equity. The majority of the change in key liquidity measures in 2007 compared to 2006 resulted from the 2007 issuance of convertible debt, net of our share buyback activity in that year.

Included in other current assets and working capital at December 31, 2008 and December 31, 2007 were $9.3 million and $10.5 million, respectively, held in escrow representing judicial deposits to the government of Brazil. The liability associated with these tax exposures was recorded in taxes other than income on the consolidated balance sheets and was also reflected as a component of working capital in the table above.

Based on our business outlook and our capital structure at the close of 2008, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. Our 2009 capital spending budget is set at approximately $140.0 million, a portion of which could be reduced at our discretion if global economic conditions worsen or our market outlook changes drastically.

We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency unsecured committed revolving credit agreement, which we generally use for working capital requirements. As of December 31, 2008, we had available $165.0 million of borrowing capacity under this facility, and we have not experienced any limit on our ability to access this source of funds. This facility expires in 2011, and market conditions at that time could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

Current Market Conditions

Current global economic conditions and instability in the financial markets have increased our exposure to the possible liquidity and default risks of our vendors, suppliers and other counterparties with which we conduct business. We expect that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. We periodically monitor our customers’ and key vendors’ financial condition and assess their liquidity in order to mitigate our counterparty risks. If our key suppliers are unable to provide raw materials needed for our products, we may be unable to fulfill sales orders in a timely manner due to the rigorous qualification process. To date, we have not experienced any significant increase in customer collectibility risks, nor have we experienced increased supply risks due to vendor insolvency. We do not expect that recent global credit market conditions will have a significant impact on our liquidity; however, the world financial markets have recently experienced extreme disruption. Accordingly, no assurance can be given that the ongoing economic downturn will not have a material adverse effect on our liquidity or capital resources.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2008. These obligations are not expected to have a material impact on liquidity.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Purchase obligations	$12.6	$0.2	$-	$-	$12.8
Notes payable and long-term debt	3.9	30.2	79.2	272.7	386.0
Interest on long-term debt and interest rate swaps (1)	16.2	31.6	26.2	224.9	298.9
Operating lease obligations	11.2	18.6	11.3	20.2	61.3
Pensions/other post-retirement obligations	13.1	-	-	-	13.1
Total contractual obligations	$57.0	$80.6	$116.7	$517.8	$772.1

(1)
For fixed-rate long-term debt, interest was based on principal amounts and fixed coupon rates at year end. Future interest payments on variable-rate debt were calculated using principal amounts and the applicable ending interest rate at year end. Interest on fixed-rate derivative instruments was based on notional amounts and fixed interest rates contractually obligated at year end.

Reserves for uncertain tax positions - The table above does not include $7.9 million of the total unrecognized tax benefits for uncertain tax positions and approximately $1.0 million of associated accrued interest as of December 31, 2008. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods and amounts which may be paid.

Letters of credit - We have letters of credit totaling $5.1 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment lease payments in Ireland and the payment of sales tax liabilities in the U.S. The accrual for insurance obligations was $5.2 million at December 31, 2008.

Purchase obligations – Our business creates a need to enter into various commitments with suppliers. In accordance with GAAP, these unconditional purchase obligations are not reflected in the accompanying consolidated balance sheets. These purchase commitments do not exceed our projected requirements and are in the normal course of business.

Foreign currency contracts – We periodically enter into foreign currency contracts to reduce our exposure to variability in cash flows related to anticipated purchases of raw materials and other inventory denominated in non-functional currencies. We also enter into forward exchange contracts to mitigate exposure of non-functional currency asset and liability balances to changes in exchange rates. As of December 31, 2008, these hedges resulted in a combined liability at a fair value of $2.0 million, which is not reflected in the above table.

Pension/other post-retirement obligations – Our objective in funding the domestic tax-qualified pension plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Our annual funding decision also takes into account the extent to which the benefit obligation exceeds its corresponding funded status. Outside of the U.S., our objective is to fund the retirement costs over time within the limits of minimum requirements and allowable tax deductions. The table above reflects a voluntary contribution made in January 2009 to the U.S. qualified pension plan of $10.0 million. The amounts and timing of future company contributions to the defined benefit and other post-retirement pension plans are unknown because they are dependent on pension fund asset performance, as well as other factors. The non-qualified defined benefit pension plans and post-retirement medical plans are generally not funded in advance.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2008, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and leased equipment and sales tax liability guarantees as noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis addresses consolidated financial statements that are prepared in accordance with accounting principles generally accepted in the U.S. The application of these principles requires management to make estimates and assumptions, some of which are subjective and complex, that affect the amounts reported in the consolidated financial statements. We believe the following accounting policies and estimates are critical to understanding and evaluating our results of operations and financial position:

REVENUE RECOGNITION: The majority of our revenue is generated from our product manufacturing operations which convert rubber, metal, and plastic raw materials into parts used in closure systems and syringe components for use with injectable drugs and drug delivery devices.  Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. Management records rebate costs when the sales occur based on its assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

IMPAIRMENT OF LONG-LIVED ASSETS: We review goodwill and other long-lived assets annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as our operating segments, which we have determined to be the Americas and Europe/Asia Pacific divisions of the Pharmaceutical Systems segment and the Americas and Europe divisions of the Tech Group segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. When assets are held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less disposition costs.  Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

EMPLOYEE BENEFITS: The measurement of the annual cost and obligations under our defined benefit pension and postretirement medical plans is subject to a number of assumptions. SFAS 87, “Employers’ Accounting for Pensions”, as amended by SFAS 158, requires companies to use an expected long-term rate of asset return assumption for computing current year pension expense. For U.S. plans, which account for 91% of global plan assets, the long-term rate of return assumption was 8.0% in 2008 and the prior two years. This assumption is reviewed annually and determined by the projected return for our target mix of plan assets (approximately 65% equity and 35% debt securities). Differences between the actual and expected returns are recognized in accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains or losses. SFAS 87 also requires companies to discount future obligations back to today’s dollars using an appropriate discount rate. The discount rate selected is the single rate equivalent for a theoretical portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to our plans’ projected benefit payments. An increase in the discount rate decreases the pension benefit obligation. This decrease is recognized in accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain.

Changes in key assumptions, including the market performance of plan assets and other actuarial assumptions, could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by $0.3 million, and a 25 basis point reduction in the discount rate would increase pension expense by $0.5 million.

The discount rate used in determining the U.S. pension plans’ benefit obligation at December 31, 2008 increased 25 basis points to 6.50%, to reflect market conditions at that time. As of December 31, 2008, pre-tax actuarial losses recognized in accumulated other comprehensive income (loss) related to pension and other retirement benefits were $96.6 million, including a current year actuarial loss of $52.2 million, which was the result of poor investment performance. We estimate that the impact of these actuarial losses will increase our 2009 pension expense by approximately $10 million compared with the current year.

On December 31, 2006, we adopted SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation.

Due to poor investment performance during 2008, our funded status has been negatively impacted as the value of our plan assets has declined significantly. Partially offsetting this was an increase in our weighted average discount rate, which lowered our pension plan liability. Based on full year negative plan asset returns as of December 31, 2008 and a weighted average discount rate of 6.46%, we were required to recognize a net pension underfunded balance of $73.0 million compared to $14.8 million at December 31, 2007, and a decrease in accumulated other comprehensive income of $34.9 million after-tax. Our underfunded balance for other postretirement benefits was $15.0 million and $14.1 million at December 31, 2008 and 2007, respectively.

INCOME TAXES: We estimate income taxes payable based upon current domestic and international tax legislation. In addition, deferred income tax assets and liabilities are established to recognize differences between the tax basis and financial statement carrying values of assets and liabilities. We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. The recoverability of tax assets is subject to our estimates of future profitability, generally at the respective subsidiary company and country level. Changes in tax legislation, business plans and other factors may affect the ultimate recoverability of tax assets or final tax payments, which could result in adjustments to tax expense in the period such change is determined.

On January 1, 2007, we adopted FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and was reflected as an adjustment to the opening balance of retained earnings for 2007.

Please refer to Note 1, Summary of Significant Accounting Policies, and Note 18, New Accounting Standards, of the Notes to Consolidated Financial Statements included within Item 8 of this report for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

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

Foreign Currency Exchange Risk

We have subsidiaries outside the U.S. accounting for approximately 54% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars. Although the majority of the assets and liabilities of these subsidiaries are in the local currency of the subsidiary, they may also hold assets or liabilities not denominated in their local currency. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have entered into a series of foreign currency hedge contracts which are designed to eliminate the currency risk associated with forecasted U.S. dollar (USD) denominated inventory purchases made by certain European subsidiaries. As of December 31, 2008, there were eleven monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $9.9 million. The fair value of these contracts at December 31, 2008 was $0.5 million and was recorded within other current liabilities. The last contract matures on December 15, 2009. The contracts effectively fix the Euro to USD exchange rate for 40% of our anticipated needs at a maximum of 1.2800 USD per Euro while allowing us to benefit from any currency movement between 1.2800 and 1.4620 USD per Euro. As of December 31, 2008, the Euro was equal to 1.4094 USD.

In addition to these contracts, we have other forward exchange contracts hedging various obligations for a fair value of $1.5 million at December 31, 2008.

We have designated our €81.5 million Euro-denominated notes as a hedge of our investment in the net assets of our European operations. A cumulative foreign currency translation loss of $9.1 million (net of tax of $5.7 million) on the €81.5 million debt is recorded within accumulated other comprehensive income as of December 31, 2008. We also have a 2.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate.  At December 31, 2008, a foreign currency translation loss on the Yen-denominated debt of $4.4 million (net of tax of $2.7 million) is included within accumulated other comprehensive income.

Interest Rate Risk

As a result of our normal borrowing activities, we are exposed to fluctuations in interest rates which we manage primarily through our financing activities. We have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, convertible debentures, revolving credit facilities and capital lease obligations.  Portions of long-term debt which are payable during 2009 are classified as short-term liabilities as of December 31, 2008.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2009	2010	2011	2012	2013	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:
U.S. dollar denominated	$3.5	$-	$-	$-	$-	$-	$3.5	$3.5
Average interest rate – fixed	2.4%	-	-	-	-	-
Euro denominated	$0.4	-	-	-	-	-	$0.4	$0.4
Average interest rate – fixed	5.4%	-	-	-	-	-

Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	-	-	-	$50.0	-	$25.0	$75.0	$62.1
Average interest rate – variable	-	-	-	4.3%	-	4.4%
U.S. dollar denominated	-	-	-	-	-	$161.5	$161.5	$118.5
Average interest rate – fixed	-	-	-	-	-	4.0%
Euro denominated	-	-	$0.3	$0.5	$28.7	$86.2	$115.7	$105.9
Average interest rate – fixed	-	-	5.5%	5.3%	4.2%	4.4%
Yen denominated	-	-	$29.9	-	-	-	$29.9	$28.6
Average interest rate – variable	-	-	1.7%	-	-	-

(1) As of December 31, 2008, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”).  The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap agreement has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note.  Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest-rate swap agreements effectively fix the interest rates payable on Series A and B notes payable at 5.32% and 5.51%, respectively.  At December 31, 2008, the interest rate-swap agreements had a fair value of $8.2 million, unfavorable to the Company, and are recorded as a noncurrent liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006

(in millions, except per share data)	2008	2007	2006
Net sales	$1,051.1	$1,020.1	$913.3
Cost of goods and services sold	748.5	728.3	648.5
Gross profit	302.6	291.8	264.8
Research and development	18.7	16.1	11.1
Selling, general and administrative expenses	159.3	152.5	147.8
Restructuring and other items	0.5	28.3	4.9
Operating profit	124.1	94.9	101.0
Loss on debt extinguishment	-	-	5.9
Interest expense	16.0	14.5	12.7
Interest income	(1.4)	(6.0)	(2.1)
Income before income taxes and minority interests	109.5	86.4	84.5
Income tax expense	23.7	17.2	24.6
Minority interests	0.6	0.5	0.3
Income from consolidated operations	85.2	68.7	59.6
Equity in net income of affiliated companies	0.8	2.5	1.9
Income from continuing operations	86.0	71.2	61.5
(Loss) income from discontinued operations, net of tax	-	(0.5)	5.6
Net income	$86.0	$70.7	$67.1
Net income per share:
Basic:
Continuing operations	$2.65	$2.18	$1.91
Discontinued operations	-	(0.02)	.18
	$2.65	$2.16	$2.09
Assuming dilution:
Continuing operations	$2.50	$2.06	$1.83
Discontinued operations	-	(0.01)	.17
	$2.50	$2.05	$2.00
Average common shares outstanding	32.4	32.7	32.2
Average shares assuming dilution	36.1	36.2	33.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006

(in millions)	2008	2007	2006
Net income	$86.0	$70.7	$67.1
Other comprehensive (loss) income, net of tax (tax amounts shown below for 2008, 2007, 2006, respectively):
Foreign currency translation adjustments	(37.5)	19.9	20.5
Minimum pension liability adjustments	-	-	(0.1)
Defined benefit pension and other postretirement plans:
Prior service cost arising during period, net of tax of $0, $(0.7) and $0	-	(1.2)	-
Net actuarial (loss) gain arising during period, net of tax of $(21.6), $3.4 and $0	(34.9)	6.4	-
Less: amortization of actuarial loss, net of tax of $0.6, $1.0 and $0	1.0	1.6	-
Less: amortization of prior service credit included in net periodic benefit cost, net of tax of $(0.4), $(0.4) and $0	(0.6)	(0.7)	-
Less: amortization of transition obligation included in net periodic benefit cost	0.1	0.1	-
Net unrealized (losses) gains on securities of affiliates, net of tax of $(1.6), $(0.4) and $0.4	(2.2)	(0.6)	0.6
Net unrealized (losses) gains on derivatives, net of tax of $(2.8), $(1.3) and $0.3	(4.4)	(2.1)	0.4
Other comprehensive (loss) income, net of tax	(78.5)	23.4	21.4
Comprehensive income	$7.5	$94.1	$88.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2008 and 2007

(in millions, except per share data)	2008	2007
ASSETS
Current assets:
Cash, including cash equivalents	$87.2	$108.4
Accounts receivable, net	128.6	136.1
Inventories	115.7	111.8
Short-term investments	4.3	21.0
Deferred income taxes	5.1	5.3
Other current assets	25.3	29.7
Total current assets	366.2	412.3
Property, plant and equipment	965.0	897.7
Less accumulated depreciation and amortization	434.0	416.0
Property, plant and equipment, net	531.0	481.7
Investments in affiliated companies	33.6	31.7
Goodwill	105.3	109.2
Pension asset	-	13.0
Deferred income taxes	63.7	61.0
Intangible assets, net	50.0	55.0
Other assets	18.9	21.7
Total Assets	$1,168.7	$1,185.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$3.9	$0.5
Accounts payable	67.6	80.4
Pension and other postretirement benefits	2.0	1.8
Accrued salaries, wages and benefits	42.3	38.1
Income taxes payable	2.7	9.8
Taxes other than income	7.0	17.7
Deferred income taxes	0.9	2.5
Other current liabilities	32.7	32.1
Total current liabilities	159.1	182.9
Long-term debt	382.1	394.6
Deferred income taxes	20.4	46.6
Pension and other postretirement benefits	86.0	40.1
Other long-term liabilities	34.0	30.5
Total Liabilities	681.6	694.7
Commitments and contingencies (Note 17)
Minority interests	-	5.6

Shareholders’ equity:
Preferred stock, 3.0 million shares authorized; no shares issued and outstanding in 2008 and 2007	-	-
Common stock, par value $.25 per share; 50.0 million shares authorized; shares issued: 34.3 million in 2008 and 2007; shares outstanding: 32.7 million in 2008 and 32.3 million in 2007	8.6	8.6
Capital in excess of par value	69.3	64.3
Retained earnings	517.3	450.3
Accumulated other comprehensive income	(44.9)	33.6
Treasury stock, at cost (1.6 million shares in 2008; 2.1 million shares in 2007)	(63.2)	(71.5)
Total shareholders’ equity	487.1	485.3
Total Liabilities and Shareholders’ Equity	$1,168.7	$1,185.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006

	Common Stock					Treasury Stock
(in millions, except per share data)	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Treasury Stock	Total
Balance, December 31, 2005	34.3	$8.6	$39.3	$325.0	$8.9	(2.6)	$(41.9)	$339.9
Net income				67.1				67.1
Shares issued under stock plans			2.6			1.2	10.0	12.6
Shares repurchased for employee tax withholdings						-	(1.3)	(1.3)
Excess tax benefit from stock option exercises			10.9					10.9
Cash dividends declared ($0.50 per share)				(16.4)				(16.4)
Changes – other comprehensive income					21.4			21.4
Adjustment to initially apply SFAS 158, net of tax					(19.7)			(19.7)
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$414.5
Cumulative effect of adoption of FIN 48 (Note 5)				21.6				21.6
Net income				70.7				70.7
Shares issued under stock plans			9.3			0.4	3.7	13.0
Shares purchased under stock repurchase program						(1.0)	(39.4)	(39.4)
Shares repurchased for employee tax withholdings			(1.0)			(0.1)	(2.6)	(3.6)
Excess tax benefit from stock option exercises			3.2					3.2
Cash dividends declared ($0.54 per share)				(17.7)				(17.7)
Affiliate adoption of SFAS 158, net of tax					(0.4)			(0.4)
Changes – other comprehensive income					23.4			23.4
Balance, December 31, 2007	34.3	$8.6	$64.3	$450.3	$33.6	(2.1)	$(71.5)	$485.3
Net income				86.0				86.0
Shares issued under stock plans			(0.9)			0.6	13.5	12.6
Shares repurchased for employee tax withholdings						(0.1)	(5.2)	(5.2)
Excess tax benefit from stock option exercises			5.9					5.9
Cash dividends declared ($0.58 per share)				(19.0)				(19.0)
Changes – other comprehensive loss					(78.5)			(78.5)
Balance, December 31, 2008	34.3	$8.6	$69.3	$517.3	$(44.9)	(1.6)	$(63.2)	$487.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006

(in millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$86.0	$70.7	$67.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (gain) from discontinued operations, net of tax	-	0.5	(5.6)
Depreciation	56.1	51.6	48.1
Amortization	4.5	5.0	4.6
Stock-based compensation	6.4	5.1	14.5
Loss on sales of equipment and asset impairments	-	13.7	4.0
Deferred income taxes	7.3	(6.4)	4.9
Pension and other retirement plans	4.9	5.9	8.9
Equity in undistributed earnings of affiliates, net of dividends	(0.7)	(2.4)	(1.9)
Changes in assets/liabilities, net of discontinued operations and acquisitions:
Decrease (increase) in accounts receivable	1.9	(20.5)	2.8
Increase in inventories	(13.4)	(9.0)	(22.8)
(Increase) decrease in other current assets	(0.7)	3.9	(3.1)
(Decrease) increase in accounts payable	(3.3)	16.0	15.8
Changes in other assets and liabilities	(14.0)	(4.9)	2.1
Net cash provided by operating activities	135.0	129.2	139.4
Cash flows from investing activities:
Capital expenditures	(138.6)	(129.4)	(90.3)
Proceeds from sale of investment	-	0.7	-
Acquisition of 10% minority ownership in Medimop	(8.5)	-	-
Acquisition of patents and other assets	(0.5)	(4.7)	-
Redemptions (purchase) of investments, net	16.8	(22.7)	-
Other	2.6	0.2	0.4
Net cash used in investing activities	(128.2)	(155.9)	(89.9)
Cash flows from financing activities:
Issuance of long-term debt	-	156.3	100.1
Prepayment of senior notes	-	-	(100.0)
Repayments under revolving credit agreements, net	(12.3)	(19.1)	(57.7)
Changes in other debt, including overdrafts	3.1	0.3	(2.0)
Dividend payments	(18.6)	(17.5)	(15.9)
Shares purchased under stock repurchase program	-	(39.4)	-
Issuance of common stock under employee stock plans	6.2	4.4	5.7
Excess tax benefit from stock option exercises	5.9	3.2	10.9
Shares repurchased for employee tax withholdings	(5.2)	(3.6)	(1.3)
Net cash (used in) provided by financing activities	(20.9)	84.6	(60.2)
Cash flows from discontinued operations:
Net cash provided by operating activities	-	-	4.4
Net cash provided by discontinued operations	-	-	4.4
Effect of exchange rates on cash	(7.1)	3.4	4.6
Net (decrease) increase in cash and cash equivalents	(21.2)	61.3	(1.7)
Cash and cash equivalents at beginning of period	108.4	47.1	48.8
Cash and cash equivalents at end of period	$87.2	$108.4	$47.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.9	$12.2	$14.0
Income taxes paid, net	$25.0	$25.3	$15.0
Dividends declared, not paid	$4.9	$4.5	$4.3

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

Use of Estimates: The financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

Cash and Cash Equivalents:  Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with maturities of three months or less at the time of purchase.

Accounts Receivable: Our accounts receivable balance at December 31, 2008 and 2007 was net of an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out (“FIFO”) method. The following is a summary of inventories at December 31:

($ in millions)	2008	2007
Finished goods	$46.9	$45.1
Work in process	18.8	16.5
Raw materials	50.0	50.2
	$115.7	$111.8

Short-Term Investments: Short-term investments represent our investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund managed by the Bank of America. When it is determined that an other-then-temporary decline in net asset value has occurred, the investment is written down with a charge to the statement of income. See Note 14, Fair Value Measurements, for a more detailed discussion.

Property, Plant and Equipment: Property, plant and equipment assets are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in restructuring and other items. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, if shorter.

Goodwill and Other Intangibles: Goodwill and indefinite-lived intangibles are tested at least annually for impairment in the fourth quarter following the completion of our annual budget and long-range plan process, or more frequently in certain circumstances. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, and reviewed for impairment if an event occurs that indicates that there may be an impairment. The goodwill impairment test first requires a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, a second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Certain trademarks have been determined to have indefinite lives and therefore are not subject to amortization.

Impairment testing for indefinite-lived intangibles requires a comparison between the fair value and carrying value of the asset, and any excess carrying value would represent an impairment. Fair values are primarily determined using discounted cash flow analyses.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within restructuring and other items for the difference between the asset's carrying value and its fair value. For assets to be held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less costs to sell.

Employee Benefits: The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value.

On December 31, 2006, we adopted SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This standard requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. The adoption of SFAS 158 resulted in a reduction of shareholders’ equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.  See Note 13, Benefit Plans, for a more detailed discussion of our pension and other retirement plans.

Financial Instruments: All derivatives are recognized as either assets or liabilities in the balance sheet and recorded at their fair value. We use financial instruments such as interest rate swaps and foreign currency hedge contracts to minimize the exposure related to fluctuating interest and foreign exchange rates. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the derivative’s gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income, net of tax, as part of the cumulative translation adjustment. The ineffective portion of any derivative used in a hedging transaction is recognized immediately into earnings. We do not purchase or hold any derivative financial instrument for investment or trading purposes.

Foreign Currency Translation: Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries and affiliates operating outside the U.S. are accumulated in other comprehensive income, a separate component of shareholders' equity.

Revenue Recognition: The majority of our revenue is generated from our standard product manufacturing operations which convert rubber, metal, and plastic raw materials into component parts used in closure systems and syringe components for use with injectable drugs and drug delivery devices.  Sales of manufactured components are recorded at the time title and risk of loss passes to the customer. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

Shipping and Handling Costs: Shipping and handling costs are included in cost of goods and services sold. Shipping and handling costs billed to customers in connection with the sale are included in net sales.

Research and Development: Research and development expenditures are for the creation, engineering and application of new or improved products and processes. Expenditures include primarily salaries and outside services for those directly involved in research and development activities and are expensed as incurred.

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

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of our assets and liabilities. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries as such earnings are intended to be permanently reinvested.  We recognize interest costs related to income taxes in interest expense and penalties within restructuring and other items. The tax law ordering approach is used for purposes of determining whether an excess tax benefit has been realized during the year.

Stock-Based Compensation: We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment - Revised 2004.” Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the grant date, the company uses the Black-Scholes valuation model.

Net Income Per Share: Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Net income per share assuming dilution considers the dilutive effect of outstanding stock options and other stock awards, based on the treasury stock method, as well as, convertible debt, based on the if-converted method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period. The if-converted method assumes conversion of the debt at the beginning of the reporting period (or at time of issuance, if later). In addition, interest charges applicable to the convertible debt, net of tax, are added back to net income for the purpose of this calculation.

Note 2: Discontinued Operations

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

Note 3: Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2008	2007	2006
Restructuring and related charges
Severance and post-employment benefits	$1.4	$2.0	$-
Asset write-offs	1.0	1.1	-
Other	0.6	0.3	-
Total restructuring and related charges	3.0	3.4	-

Impairment charges	-	12.9	2.5
Other items:
Contract settlement and related costs (gain)	(4.2)	-	-
Brazilian excise and other tax related charges	-	10.1	0.1
Foreign exchange losses	1.6	0.7	0.7
Loss on sales of equipment	0.7	1.1	1.5
Other	(0.6)	0.1	0.1
Total other items	(2.5)	12.0	2.4
Total restructuring and other items	$0.5	$28.3	$4.9

Restructuring and Related Charges

During 2008 and 2007, we incurred $3.0 million and $3.4 million, respectively, in restructuring and related charges as part of our 2007 plan to align the plant capacity and workforce of the Tech Group with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products. We expect to incur additional severance and related costs of no more than $1.0 million during the first half of 2009 as these restructuring activities are concluded.

The following table details activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2006	$-	$-	$-
Charges	2.0	1.4	3.4
Non-cash asset write-offs	-	(1.1)	(1.1)
Cash payments	(0.1)	-	(0.1)
Balance, December 31, 2007	1.9	0.3	2.2
Charges	1.4	1.6	3.0
Non-cash asset write-offs	-	(0.6)	(0.6)
Cash payments	(3.1)	(0.9)	(4.0)
Balance, December 31, 2008	$0.2	$0.4	$0.6

We expect all payments associated with the plan to be completed by the end of the second quarter of 2009.

Impairment Charges

In the fourth quarter of 2007, we recorded a $12.9 million impairment charge representing our net book value in the Nektar contract intangible asset associated with the Exubera device.

During 2006, Pharmaceutical Systems recorded a $2.5 million charge related to a discontinued product, including a $1.6 million reduction to the value of the respective production assets, a $0.5 million minimum royalty payment called for under a licensing agreement and a $0.4 million decrease in the value of our licensing rights.

Other Items

Under an agreement reached with Nektar in February 2008, we received full reimbursement for, among other things, severance-related employee costs, equipment, purchased raw materials and components, leases and other facility costs associated with the shutdown of manufacturing operations related to the Exubera device. During 2008, we received payments from Nektar which more than offset the related costs incurred, resulting in a net gain of $4.2 million.

During 2007, we increased our accruals in Brazil for a series of excise, gross receipts and value-added tax contingencies by $10.1 million. The increased provisions followed a detailed review of several related tax cases pending in the Brazilian courts, which indicated that it was probable that the positions taken on previous tax filings, some of which date back to the late 1990’s, would not be sustained.

Note 4: Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation No. 48

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and was reflected as an adjustment to the opening balance of retained earnings for 2007.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. During 2008, the statute of limitations for the 2004 U.S. Federal tax year lapsed, leaving tax years 2005 through 2008 open to examination in the U.S. Federal tax jurisdiction. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2008	2007
Balance at January 1	$10.2	$10.1
Additions for tax positions taken in the current year	0.3	0.7
Additions for tax positions of prior years	0.8	0.7
Reduction for expiration of statute of limitations	(3.4)	(1.3)
Balance at December 31	$7.9	$10.2

In addition, we had accrued interest and penalties of $1.0 million and $0.7 million at December 31, 2008 and 2007, respectively. During both 2008 and 2007, we recognized pre-tax expense of $0.1 million for interest and penalties. As of December 31, 2008, we had approximately $7.9 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. We anticipate that the amount of unrecognized tax benefits may change in the next 12 months; however, due to uncertainties in timing, it is not reasonably possible to estimate a range of the possible change.

SFAS No. 109 Disclosures:

The components of income before income taxes and minority interests are:

($ in millions)	2008	2007	2006
U.S. operations	$27.4	$25.6	$17.8
International operations	82.1	60.8	66.7
Total income before income taxes and minority interests	$109.5	$86.4	$84.5

The related provision for income taxes from continuing operations consists of:

($ in millions)	2008	2007	2006
Current:
Federal	$(2.8)	$0.5	$0.4
State	-	-	(0.5)
International	19.2	23.1	19.8
Current income tax provision	16.4	23.6	19.7
Deferred:
Federal	7.5	0.3	3.1
International	(0.2)	(6.7)	1.8
Deferred income tax provision	7.3	(6.4)	4.9
Provision for income taxes, continuing operations	$23.7	$17.2	$24.6

The components of deferred income taxes recognized in the balance sheet at December 31 are as follows:

($ in millions)	2008	2007
Current assets	$5.1	$5.3
Noncurrent assets	87.1	88.0
Noncurrent valuation allowance	(23.4)	(27.0)
Current liabilities	(0.9)	(2.5)
Noncurrent liabilities	(20.4)	(46.6)
Deferred tax asset	$47.5	$17.2

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2008	2007
Deferred tax assets
Net operating loss carryforwards	$36.9	$32.2
Tax credit carryforwards	21.1	17.8
Restructuring and impairment charges	0.2	5.2
Capital loss carryforwards	1.1	1.4
Pension and deferred compensation	47.4	15.2
Other	10.1	15.2
Valuation allowance	(23.4)	(27.0)
Total deferred tax assets	93.4	60.0
Deferred tax liabilities:
Accelerated depreciation	40.1	34.7
Other	5.8	8.1
Total deferred tax liabilities	45.9	42.8
Net deferred tax asset	$47.5	$17.2

A reconciliation of the U.S. statutory corporate tax rate to our effective consolidated tax rate on income before income taxes from continuing operations follows:

	2008	2007	2006
U.S. statutory corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(7.6)	(4.2)	(2.6)
Non-benefited losses	0.5	2.5	1.5
Reversal of prior valuation allowance	(1.2)	(4.2)	(1.9)
Reversal of reserves related to closed years	(3.1)	(1.5)	(1.4)
U.S. tax on international earnings, net of foreign tax credits	(0.9)	(4.1)	(1.3)
State income taxes, net of federal tax benefit	0.2	(3.2)	(3.4)
Other	(1.3)	(0.4)	3.2
Effective tax rate, continuing operations	21.6%	19.9%	29.1%

During the first half of 2008, we completed an agreement with the Republic of Singapore which reduces our Singapore income tax rate for a period of 10 years on a retroactive basis back to June 2007. As a result of this agreement, our 2008 results contain a $1.0 million tax benefit which represents the remeasurement of our current and deferred income tax liabilities at the new rate. In addition, during 2008, we recorded an unrelated $3.4 million net tax benefit resulting from the expiration of open audit years in certain tax jurisdictions.

At December 31, 2008, we had U.S. federal net operating loss carryforwards of $41.8 million and state operating loss carryforwards of $233.3 million, which created deferred tax assets of $14.7 million and $13.7 million, respectively; and foreign operating loss carryforwards of $33.9 million, which created a deferred tax asset of $8.5 million.  Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $10.0 million in 2009 and $223.0 million thereafter. Foreign loss carryforwards will begin to expire in 2012, while $29.7 million of the total $33.9 million will not expire.

As of December 31, 2008, we had available foreign tax credit carryforwards of $13.9 million expiring as follows: $0.2 million in 2011, $2.6 million in 2012, $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, $2.9 million in 2017 and $2.5 million in 2018. We have U.S. federal and foreign research and development credit carryforwards of $6.3 million and $0.9 million, respectively.  The $6.3 million of U.S. federal research and development credits expire as follows: $0.4 million expire in 2021, $0.5 million expire in 2022 and $5.4 million expire after 2022. The foreign research and development credits have an indefinite carryforward.

As of December 31, 2008, we had U.S. capital loss carryforwards of $2.9 million, which created a deferred tax asset of $1.1 million, which is fully reserved. During 2007, as the result of an Internal Revenue Service closing agreement, we realized an additional $8.1 million benefit in the basis of an investment related to the disposition of our former drug delivery business, creating a deferred tax asset of $3.2 million which is fully reserved. The U.S. capital loss carryforwards will begin to expire in 2012.

Undistributed earnings of foreign subsidiaries amounted to $404.5 million at December 31, 2008, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

Note 5: Segment Information

Our operations are comprised of two reportable segments: “Pharmaceutical Systems” and “Tech Group”.  Pharmaceutical Systems focuses on the design, manufacture and distribution of elastomer and metal components used in parenteral drug delivery for customers in the pharmaceutical and biopharmaceutical industries. The Tech Group offers custom contract-manufacturing solutions utilizing plastic injection molding processes targeted to the healthcare and consumer product industries. Pharmaceutical Systems has two operating segments: the Americas and Europe/Asia Pacific. Tech Group is also split into two operating segments: the Americas and Europe. These operating segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products, use a similar distribution process and have a similar customer base.

Our executive management evaluates the performance of these operating segments based on operating profit and cash flow generation.  General corporate expenses, restructuring charges and other items considered outside the control of segment management are not allocated to the segments. Corporate assets include pension assets, investments in affiliated companies and net assets of discontinued operations.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table provides information on sales by significant product group:

($ in millions)	2008	2007	2006
Pharmaceutical packaging	$622.8	$577.8	$495.8
Disposable medical components	107.2	120.4	109.2
Safety and administration systems	33.1	25.5	21.0
Laboratory and other services	29.0	18.1	18.1
Pharmaceutical Systems	792.1	741.8	644.1
Healthcare devices	171.7	188.8	155.6
Consumer products	74.1	73.3	84.4
Tooling and other services	24.7	27.1	39.2
Tech Group	270.5	289.2	279.2
Intersegment sales	(11.5)	(10.9)	(10.0)
Net sales	$1,051.1	$1,020.1	$913.3

We do not have any customers accounting for greater than 10% of consolidated net sales.

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located.

	Sales			Property, Plant and Equipment, Net
($ in millions)	2008	2007	2006	2008	2007	2006
United States	$488.5	$496.4	$464.5	$238.9	$209.9	$185.3
Germany	145.4	114.7	97.7	119.9	111.0	78.5
France	100.7	99.8	73.7	43.4	43.1	38.2
Other European countries	211.5	193.6	174.4	72.6	70.8	51.5
Other	105.0	115.6	103.0	56.2	46.9	31.2
	$1,051.1	$1,020.1	$913.3	$531.0	$481.7	$384.7

The following table provides summarized financial information for our segments:

($ in millions)	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
2008
Net sales	$792.1	$270.5	$(11.5)	$1,051.1
Income before income taxes and minority interests	136.7	17.8	(45.0)	109.5
Segment assets	816.3	227.5	124.9	1,168.7
Capital expenditures	129.2	9.0	0.4	138.6
Depreciation and amortization expense	43.9	14.9	1.8	60.6

2007
Net sales	$741.8	$289.2	$(10.9)	$1,020.1
Income before income taxes and minority interests	141.9	11.6	(67.1)	86.4
Segment assets	737.7	247.4	200.5	1,185.6
Capital expenditures	108.1	20.9	0.4	129.4
Depreciation and amortization expense	39.0	15.9	1.7	56.6

2006
Net sales	$644.1	$279.2	$(10.0)	$913.3
Income before income taxes and minority interests	129.7	18.1	(63.3)	84.5
Segment assets	576.7	248.2	93.3	918.2
Capital expenditures	62.3	26.7	1.3	90.3
Depreciation and amortization expense	34.4	16.6	1.7	52.7

Note 6: Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share.

($ and shares in millions)	2008	2007	2006
Income from continuing operations	$86.0	$71.2	$61.5
Discontinued operations, net of tax	-	(0.5)	5.6
Net income, as reported, for basic net income per share	86.0	70.7	67.1
Plus: interest expense on convertible debt, net of tax	4.3	3.4	-
Net income for diluted net income per share	$90.3	$74.1	$67.1
Weighted average common shares outstanding	32.4	32.7	32.2
Assumed stock options exercised, based on the treasury stock method	0.8	1.2	1.4
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.3	-
Weighted average shares assuming dilution	36.1	36.2	33.6

Options outstanding but not included in the computation of diluted earnings per share because their impact was antidilutive were 0.6 million, 0.3 million and 0.3 million for fiscal years 2008, 2007 and 2006, respectively.

Note 7: Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenues, expenses and gains and losses that generally accepted accounting principles exclude from net income. For us, the items excluded from current net income were cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and pension liability adjustments.

The components of accumulated other comprehensive income, net of tax, at December 31 are as follows:

($ in millions)	2008	2007
Foreign currency translation	$16.0	$53.5
Unrealized (losses) gains on securities of affiliates	(0.9)	1.7
Unrealized losses on derivatives	(5.4)	(1.0)
Defined benefit pension and other postretirement plans	(54.6)	(20.6)
	$(44.9)	$33.6

Defined benefit pension and other postretirement plan adjustments for 2007 include the adoption of SFAS 158 by one of our affiliates in the amount of $(0.4) million (see Note 11, Affiliated Companies).

Note 8:  Stock Repurchase Program

On August 8, 2007, our Board of Directors authorized a share repurchase program of up to one million shares of our common stock. The program allowed us to repurchase our shares on the open market or in privately negotiated transactions in accordance with the requirements of the Securities and Exchange Commission. During the year ended December 31, 2007, we purchased 980,300 shares of common stock under this program at a cost of $39.4 million, or an average price of $40.23 per share. On February 27, 2008, we announced that we did not intend to make further share repurchases under this program.

Note 9: Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable segment are as follows:

($ in millions)	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2006	$69.4	$33.4	$102.8
Foreign currency translation	5.7	0.7	6.4
Balance, December 31, 2007	75.1	34.1	109.2
Additions	3.1	-	3.1
Foreign currency translation	(6.9)	(0.1)	(7.0)
Balance, December 31, 2008	$71.3	$34.0	$105.3

On December 29, 2008, we purchased the remaining 10% minority ownership in our Medimop subsidiary for $8.5 million, which resulted in additional goodwill of $3.1 million.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2008			2007
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Technology and patents	$10.7	$(3.5)	$7.2	$10.8	$(2.7)	$8.1
Trademarks	11.2	(0.3)	10.9	11.4	(0.3)	11.1
Customer relationships	29.3	(6.0)	23.3	30.5	(4.3)	26.2
Customer contracts	8.2	(1.5)	6.7	8.3	(1.1)	7.2
Non-compete agreements	3.9	(2.0)	1.9	3.8	(1.4)	2.4
	$63.3	$(13.3)	$50.0	$64.8	$(9.8)	$55.0

During 2008, Pharmaceutical Systems acquired licenses for a total of $0.5 million, to be amortized over 5 years.

In the fourth quarter of 2007, we recorded a $12.9 million impairment charge on our Nektar contract intangible asset, which represented a cost of $14.8 million less accumulated amortization of $1.9 million as of December 31, 2007. This loss was included in restructuring and other items.

The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $2.0 million and $1.6 million for the twelve months ended December 31, 2008 and 2007, respectively.  Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $4.4 million and $4.2 million, respectively. Estimated future annual amortization expense is as follows: 2009 to 2011 - $3.5 million, 2012 - $3.2 million and 2013 - $2.9 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

Note 10: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2008	2007
Land		$9.5	$12.6
Buildings and improvements	5-50	220.7	215.1
Machinery and equipment	10-15	499.6	496.7
Molds and dies	4-7	73.1	72.1
Computer hardware and software	3-10	20.1	3.7
Construction in progress		142.0	97.5
		$965.0	$897.7

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $56.1 million, $51.6 million and $48.1 million, respectively.

We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our North American operations. During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems. The second phase of this SAP project, focusing on procurement and plant operations, started in late 2008 and is expected to continue on a plant-by-plant basis through 2009.

Capitalized leases included in ‘buildings and improvements’ were $2.5 million and $3.2 million at December 31, 2008 and 2007, respectively. Capitalized leases included in ‘machinery and equipment’ were $2.2 million and $2.3 million at December 31, 2008 and 2007, respectively.  Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $1.9 million and $1.6 million at December 31, 2008 and 2007, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $1.9 million and $0.7 million, respectively.

Note 11: Affiliated Companies

At December 31, 2008, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. (“Daikyo”)	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $24.7 million, $24.0 million and $21.6 million at December 31, 2008, 2007 and 2006, respectively. Dividends received from affiliated companies were $0.1 million annually for 2008, 2007 and 2006.

Our equity in unrealized (losses) gains of Daikyo's investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive income, a separate component of shareholders' equity, was $(0.9) million, $1.7 million and $2.3 million at December 31, 2008, 2007 and 2006, respectively. Our equity in Daikyo’s cumulative effect of their adoption of SFAS 158, also included in accumulated other comprehensive income, was $(0.4) million at December 31, 2007.

Our purchases and royalty payments made to affiliates totaled $36.3 million, $31.3 million and $24.1 million, respectively, in 2008, 2007 and 2006, of which $3.7 million and $4.3 million was due and payable as of December 31, 2008 and 2007, respectively. These transactions primarily relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $1.7 million, $0.9 million and $0.8 million, respectively, in 2008, 2007 and 2006, of which $0.2 million was receivable as of December 31, 2008 and 2007.

We also have affiliates that are accounted for as cost investments, which are carried at the lower of cost or market. In March 2007, the Tech Group sold its investment in a tool shop located in Ireland for $0.7 million and recorded a $0.4 million gain on sale of this investment.

At December 31, the aggregate carrying amount of investments in affiliated companies was as follows:

($ in millions)	2008	2007
Equity companies	$32.8	$30.6
Cost companies	0.8	1.1
	$33.6	$31.7

Note 12: Debt

At December 31, 2008 and 2007, we had short-term obligations under capital leases of $0.4 million and $0.5 million, respectively, denominated in Euros and carrying a weighted average interest rate of 5.4%. In December 2008, we issued a note payable for $3.5 million which matures in June 2009 and carries an interest rate of 2.4%.

The following table summarizes our long-term debt obligations at December 31:

($ in millions)	2008	2007
Capital leases, due 2011 (5.5%)	$0.3	$0.5
Capital leases, due 2012 (5.3%)	0.5	0.7
Revolving credit facility, due 2011 (1.7%)	29.9	36.9
Series A floating rate notes, due 2012 (4.3%)	50.0	50.0
Series B floating rate notes, due 2015 (4.4%)	25.0	25.0
Euro note A, due 2013 (4.2%)	28.7	30.0
Euro note B, due 2016 (4.4%)	86.2	90.0
Convertible debt, due 2047 (4.0%)	161.5	161.5
	$382.1	$394.6

Our long-term capital lease obligations as of December 31, 2008 are in connection with the financing of equipment purchases and are denominated in Euros.

As of December 31, 2008, we have $29.9 million of borrowings under our multi-currency revolving credit agreement due in 2011, all of which is denominated in Japanese Yen. This Yen-denominated note is accounted for as a hedge of our net investment in our Japanese affiliate. Borrowings under the revolving credit facility are at variable rates determined by reference to the applicable London Interbank Offering Rates (“LIBOR”) plus a margin ranging from 0.5 percentage points to 1.375 percentage points determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. Our credit agreement contains a $200 million committed credit facility and an “accordion” feature under which the credit facility may be temporarily increased to $250 million. We pay a quarterly commitment fee ranging from 0.125% to 0.30% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement of $29.9 million together with outstanding letters of credit of $5.1 million result in an unused commitment level of $165.0 million under the facility at December 31, 2008.

In 2005, we concluded a private placement of $75.0 million in senior floating rate notes.  The total amount of the private placement was divided into two tranches with $50.0 million maturing on July 28, 2012 (“Series A Notes”) and $25.0 million maturing on July 28, 2015 (“Series B Notes”).  The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 0.8 percentage points and the Series B Notes at LIBOR plus 0.9 percentage points.  We entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on the Series A and B floating rate notes (discussed in Note 15, Financial Instruments), which effectively fixed the interest rates at 5.32% and 5.51%, respectively.

In 2006, we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $28.7 million at December 31, 2008) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($86.2 million at December 31, 2008) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%.  These Euro-denominated notes are accounted for as a hedge of our net investment in our European subsidiaries. The proceeds of the Euro notes were used to prepay $100.0 million of our 6.81% senior notes with an original maturity date of April 8, 2009. As required by the note purchase agreement, we incurred costs of $5.9 million in connection with the prepayment, which was accounted for as a loss on debt extinguishment.

On March 14, 2007, the Company issued $150.0 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047. On April 3, 2007, the underwriters exercised an over-allotment option resulting in the issuance of an additional $11.5 million of debentures, bringing the total aggregate principal amount outstanding to $161.5 million. The debentures bear interest at a rate of 4% annually and are convertible into shares of our common stock at an initial conversion rate, subject to adjustment, of 17.8336 shares per $1,000 of principal amount, which equals a conversion price of approximately $56.07 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of December 31, 2008, no debentures have been converted.

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

Interest costs incurred during 2008, 2007 and 2006 were $18.6 million, $16.4 million and $13.4 million, respectively, of which $2.6 million, $1.9 million and $0.7 million, respectively, were capitalized as part of the cost of constructing property, plant and equipment. The aggregate annual maturities of long-term debt are as follows: 2011 - $30.2 million, 2012 - $50.5 million, 2013 - $28.7 million and thereafter - $272.7 million.

Note 13: Benefit Plans

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

On October 17, 2006, our Board of Directors approved an amendment to our U.S. qualified defined benefit pension plan, effective January 1, 2007. Benefits earned under the former plan’s pension formulas and accruals for both hourly and salaried participants were frozen as of December 31, 2006.  Under the amended plan, new cash-balance formulas were implemented for covered hourly and salaried participants and new hires, pursuant to which a percentage of each participant’s compensation will be credited to a participant account each year. This amendment resulted in an $18.8 million reduction in our projected benefit obligations at December 31, 2006.  The impact of this plan amendment will be recognized as a reduction to pension expense over a 12 year period representing the estimated average remaining service period of plan participants affected by the amendment. Our Board also adopted certain ‘safe harbor’ features to our 401(k) savings plan, covering certain salaried and hourly U.S. employees, effective January 1, 2007.  In addition, the Company increased its contributions to a 100% match on the first 3% of employee base compensation contributions, and a 50% match on the next 2% of employee contributions.  Our 401(k) plan contributions were $2.5 million, $2.3 million and $1.4 million for 2008, 2007 and 2006, respectively.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost:
Service cost	$7.7	$7.7	$5.4	$0.8	$1.0	$1.0
Interest cost	14.2	13.3	13.2	0.8	0.9	0.8
Expected return on assets	(16.6)	(16.2)	(14.8)	-	-	-
Amortization of prior service (credit) cost	(1.1)	(1.2)	0.7	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	-	-	-
Recognized actuarial losses	1.6	2.6	3.9	-	-	-
Net periodic benefit cost	$5.9	$6.3	$8.5	$1.7	$2.0	$1.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$56.8	$(7.8)	$-	$(0.3)	$(2.0)	$-
Prior service cost arising during period	-	1.9	-	-	-	-
Amortization of prior service credit (cost)	1.1	1.2	-	(0.1)	(0.1)	-
Amortization of transition obligation	(0.1)	(0.1)	-	-	-	-
Amortization of actuarial loss	(1.6)	(2.6)	-	-	-	-
Minimum pension liability adjustments	-	-	0.1	-	-	-
Total recognized in other comprehensive income	$56.2	$(7.4)	$0.1	$(0.4)	$(2.1)	$-
Total recognized in net periodic benefit cost and other comprehensive income	$62.1	$(1.1)	$8.6	$1.3	$(0.1)	$1.9

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2008	2007	2006	2008	2007	2006
U.S. plans	$4.3	$4.1	$6.5	$1.7	$2.0	$1.9
International plans	1.6	2.2	2.0	-	-	-
Net periodic benefit cost	$5.9	$6.3	$8.5	$1.7	$2.0	$1.9

The following tables present the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation, January 1	$(231.7)	$(226.6)	$(14.1)	$(14.6)
Service cost	(7.7)	(7.7)	(0.8)	(1.0)
Interest cost	(14.2)	(13.3)	(0.8)	(0.9)
Participants’ contributions	-	-	(0.4)	(0.4)
Actuarial gain	11.4	9.4	0.4	2.0
Amendments/transfers in	(0.4)	(1.7)	-	-
Benefits/expenses paid	10.1	10.1	0.7	0.8
Foreign currency translation	7.3	(1.9)	-	-
Benefit obligation, December 31	$(225.2)	$(231.7)	$(15.0)	$(14.1)

	Pension benefits		Other retirement benefits
($ in millions)	2008	2007	2008	2007
Change in plan assets:
Fair value of assets, January 1	$216.9	$210.5	$-	$-
Actual return on assets	(52.2)	14.0	-	-
Employer contribution	2.4	2.0	0.3	0.4
Participants’ contribution	-	-	0.4	0.4
Benefits/expenses paid	(10.1)	(10.1)	(0.7)	(0.8)
Foreign currency translation	(4.8)	0.5	-	-
Fair value of plan assets, December 31	$152.2	$216.9	$-	$-

Funded status at end of year	$(73.0)	$(14.8)	$(15.0)	$(14.1)

International pension plan assets, at fair value, included in the preceding table were $13.4 million and $20.8 million at December 31, 2008 and 2007, respectively.

Amounts recognized in the balance sheet are as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2008	2007	2008	2007
Pension asset	$-	$13.0	$-	$-
Current liabilities	(0.9)	(0.9)	(1.1)	(0.9)
Noncurrent liabilities	(72.1)	(26.9)	(13.9)	(13.2)
	$(73.0)	$(14.8)	$(15.0)	$(14.1)

The amounts in accumulated other comprehensive income, pre-tax, consist of:

	Pension benefits		Other retirement benefits
($ in millions)	2008	2007	2008	2007
Net actuarial loss (gain)	$98.5	$42.9	$(1.9)	$(1.6)
Transition obligation	0.7	1.1	-	-
Prior service (credit) cost	(9.6)	(10.6)	0.4	0.5
Accumulated other comprehensive income	$89.6	$33.4	$(1.5)	$(1.1)

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $6.7 million, $0.1 million and $(1.1) million, respectively. The prior service cost for the other retirement benefit plan that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.1 million.

The accumulated benefit obligation for all defined benefit pension plans was $223.3 million and $229.5 million at December 31, 2008 and 2007, respectively, including $27.9 million and $37.3 million, respectively, for international pension plans.

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $225.2 million and $152.2 million, respectively, as of December 31, 2008 and $48.6 million and $20.8 million, respectively, as of December 31, 2007. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $223.3 million and $152.2 million, respectively, as of December 31, 2008 and $46.4 million and $20.8 million, respectively, as of December 31, 2007.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2009	$11.8	$1.0	$12.8
2010	13.2	1.1	14.3
2011	14.7	2.0	16.7
2012	16.5	1.1	17.6
2013	17.8	1.6	19.4
2014 to 2018	111.6	9.1	120.7
	$185.6	$15.9	$201.5

In 2009, we expect to contribute approximately $12.0 million to pension plans, of which $1.5 million is for international plans. Included in this amount is a voluntary contribution to the U.S. qualified pension plan of $10.0 million, which was made in January 2009. We also expect to contribute $1.1 million to other retirement plans in 2009.  We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension benefits			Other retirement benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.22%	5.86%	5.52%	6.00%	5.70%	5.65%
Rate of compensation increase	4.85%	4.73%	4.68%	-	-	-
Long-term rate of return on assets	7.79%	7.86%	7.85%	-	-	-

Weighted average assumptions used to determine the benefit obligations are as follows:

	Pension benefits		Other retirement benefits
	2008	2007	2008	2007
Discount rate	6.46%	6.15%	6.25%	6.00%
Rate of compensation increase	4.85%	4.73%	-	-

The discount rate used to determine the benefit obligations for U.S. pension plans was 6.50% and 6.25% for the years ended December 31, 2008 and 2007, respectively.  The weighted average discount rate used to determine the benefit obligations for all international plans was 6.17% and 5.67% for the years ended December 31, 2008 and 2007, respectively.  The rate of compensation increase for U.S. plans was 5.00% for all years presented while the weighted average rate for all international plans was 2.66% for 2008 and 2.88% for 2007.  Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 8.00% for the years ended December 31, 2008, 2007 and 2006.

The assumed healthcare cost trend rate used to determine benefit obligations is 8.50% for all participants in 2008, decreasing to 5.00% by 2014. Increasing or decreasing the assumed healthcare cost trend rate by one percentage point would result in a $0.8 million increase or decrease, respectively, in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost is 9.50% for all participants in 2008, decreasing to 5.50% by 2012. The effect of a one percentage point change in the rate would result in a $0.1 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, are as follows:

	2008	2007
Equity securities	61%	66%
Debt securities	39%	33%
Cash	-	1%
	100%	100%

Our U.S. pension plan is managed as a balanced portfolio comprised of two components: equity and fixed income debt securities. Equity investments are used to maximize the long-term real growth of fund assets, while fixed income investments are used to generate current income, provide for a more stable periodic return, and to provide some protection against a prolonged decline in the market value of equity investments. Temporary funds may be held as cash. We maintain a long-term strategic asset allocation policy which provides guidelines for ensuring that the fund's investments are managed with the short-term and long-term financial goals of the fund but provide the flexibility to allow for changes in capital markets.

The following are our target asset allocations and acceptable allocation ranges:

	Target allocation	Allocation range
Equity securities	65%	60%-70%
Debt securities	35%	30%-40%
Other	0%	0%-5%

Diversification across and within asset classes is the primary means by which we mitigate risk. We maintain guidelines for all asset and sub-asset categories in order to avoid excessive investment concentrations. Fund assets are monitored on a regular basis. If at any time the fund asset allocation is not within the acceptable allocation range, funds will be reallocated. We also review the fund on a regular basis to ensure that the investment returns received are consistent with the short-term and long-term goals of the fund and with comparable market returns. We are prohibited from pledging of securities and from investing pension fund assets in the following: our own stock, securities on margin and derivative securities.

We provide certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee's active service period or, under certain circumstances, at the date of the event triggering the benefit.

Note 14: Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Although the adoption of SFAS 157 did not change our valuation of assets or liabilities, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value into one of the following three levels:

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

The following table summarizes the assets and liabilities that are measured at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at
	December 31,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments (a)	$4.3	$-	$4.3	$-
Deferred compensation asset (b)	2.8	2.8	-	-
Long-term investments (a)	0.8	-	0.8	-
	$7.9	$2.8	$5.1	$-
Liabilities:
Foreign currency hedge contracts (c)	$2.0	$-	$2.0	$-
Interest rate swap contracts (d)	8.2	-	8.2	-
	$10.2	$-	$10.2	$-

(a)	Represents our remaining investment in the Columbia Strategic Cash Portfolio Fund. See discussion below regarding valuation.
(b)	Included in other assets. Valuation is based on quoted market prices in an active market.
(c)	Included in other current liabilities. Valued using quoted forward foreign exchange rates and spot rates at the reporting date.
(d)
Included in other long-term liabilities. Valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates, and swap spreads).

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We considered this guidance in our determination of fair values as of December 31, 2008.

Columbia Strategic Cash Portfolio Fund

We hold an investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund that includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. In December 2007, as a result of adverse market conditions, the fund ceased accepting cash redemption requests and changed to a floating net asset value. The fund then began an orderly liquidation that is expected to continue through 2009 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund. Our initial investment in 2007 was $25.0 million and a total of $2.3 million had been redeemed in December of 2007. During 2008, we received an additional $16.8 million in redemptions.

We assessed the fair value of the fund based on the value of the underlying securities as determined by  fund management. This value was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data. During 2008, we recognized an unrealized loss of $1.4 million related to these securities, which was recorded within interest income in the accompanying consolidated statements of income. At the end of 2008, an investment balance of $5.1 million remained, with $4.3 million in short-term investments and $0.8 million in other assets on the consolidated balance sheet, reflecting information received from the fund manager regarding the expected timing of distributions. These investments are subject to credit, liquidity, market and interest rate risks, and there may be further declines in the value up to the carrying amount of this investment.

Note 15: Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt, due to their short maturity, are held at carrying values that approximate fair value. Interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs, and foreign exchange hedge contracts are valued using quoted forward foreign exchange rates and spot rates at the reporting date. The fair values of long-term debt and derivative financial instruments are based on quoted market prices or pricing models using current market rates. The estimated fair value of our short- and long-term debt was $319.0 million and $375.1 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, we held investments in the Columbia Strategic Cash Portfolio Fund totaling $5.1 million and $23.3 million, respectively. We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund management.  See Note 14, Fair Value Measurements, for further discussion.

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 and SFAS No. 149. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. We use certain derivative financial instruments to enhance our ability to manage risk, including interest rate, foreign currency and commodity risks that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for investment or trading purposes.

On July 28, 2005, we entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on Series A and B floating rate notes. The first interest rate swap agreement has a seven-year term with a notional amount of $50.0 million under which we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The second interest rate swap agreement has a ten-year term with a notional amount of $25.0 million under which we receive variable interest rate payments based on 3-month LIBOR in return for making quarterly fixed payments. The interest-rate swap agreements effectively fix the interest rates payable on the Series A and B floating rate notes at 5.32% and 5.51%, respectively. The fair value of these agreements was $8.2 million and $1.4 million at December 31, 2008 and 2007, respectively.

We have entered into a series of foreign currency hedge contracts which are designed to eliminate the currency risk associated with forecasted U.S. dollar (USD) denominated raw material and other inventory purchases made by certain European subsidiaries. As of December 31, 2008, there were eleven monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $9.9 million. The fair value of these contracts at December 31, 2008 was $0.5 million and was recorded within other current liabilities. The last contract matures on December 15, 2009. The contracts effectively fix the Euro to USD exchange rate for 40% of our anticipated needs at a maximum of 1.2800 USD per Euro while allowing us to benefit from any currency movement between 1.2800 and 1.4620 USD per Euro. As of December 31, 2008, the Euro was equal to 1.4094 USD.

In addition to these contracts, we had other forward currency contracts hedging various obligations for a fair value of $1.5 million and $0.1 million at December 31, 2008 and 2007, respectively.

Note 16: Stock-Based Compensation

At December 31, 2008, there were approximately 2,832,135 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance vesting share awards, performance vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

Stock options and stock appreciation rights reduce the number of shares available for grant by one share for each share granted. All other awards under the 2007 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded. If any awards made under the 2004 Stock-Based Compensation Plan would entitle a plan participant to an amount of Company stock in excess of the target amount, the additional shares (up to a maximum threshold) would also be distributed under the 2007 Plan.

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2008	2007	2006
Stock option and appreciation rights	$3.3	$3.0	$2.4
Performance vesting shares	1.8	3.2	3.5
Performance vesting units	0.1	0.1	0.2
Performance vesting shares/units dividend equivalents	0.1	0.1	-
Employee stock purchase plan	0.4	0.4	0.2
Deferred compensation plans	0.7	(1.7)	8.2
Total stock-based compensation expense	$6.4	$5.1	$14.5

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2008, was approximately $9.6 million, which is expected to be recognized over a weighted average period of 1.7 years. This amount excludes the employee stock purchase plan.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service, while the stock options granted to non-employee directors vest one year from the date of grant. All awards expire ten years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2008	2007	2006
Options outstanding, January 1	2.7	2.7	3.9
Granted	0.5	0.3	0.3
Exercised	(0.5)	(0.2)	(1.4)
Forfeited	(0.1)	(0.1)	(0.1)
Options outstanding, December 31	2.6	2.7	2.7
Options exercisable, December 31	1.6	1.9	1.9

Weighted Average Exercise Price	2008	2007	2006
Options outstanding, January 1	$21.89	$18.32	$15.44
Granted	42.50	44.96	33.30
Exercised	14.09	15.10	13.69
Forfeited	39.87	17.81	19.95
Options outstanding, December 31	$29.91	$21.89	$18.32
Options exercisable, December 31	$20.64	$17.02	$15.12

As of December 31, 2008, the weighted average remaining contractual life of options outstanding and of options exercisable was 5.6 years and 4.4 years, respectively.

As of December 31, 2008, the aggregate intrinsic value of total options outstanding was $28.3 million, of which $28.1 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted average assumptions in 2008, 2007 and 2006: a risk-free interest rate of 3.0%, 4.5% and 4.7%, respectively; stock volatility of 24.5%, 30.3% and 29.3%, respectively; and dividend yields of 1.3%, 1.2% and 1.4%, respectively. Stock volatility is estimated based on historical data as well as any expected future trends.  Expected lives, which are based on prior experience, averaged 5 years for 2008 and 2007 and 6 years for options granted in 2006.  The weighted average grant date fair value of options granted in 2008, 2007 and 2006 was $9.94, $13.93 and $10.86, respectively.

For the years ended December 31, 2008, 2007 and 2006, the intrinsic value of options exercised was $18.0 million, $9.0 million and $34.0 million respectively.  The grant date fair value of options vested during those same periods was $3.0 million, $2.5 million and $1.9 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period with the resulting change reflected in expense. Upon exercise of a SAR, the employee receives cash for the difference between the grant price and the fair market value of the Company’s stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recorded within other long-term liabilities.

The following table summarizes changes in outstanding SARs:

	2008	2007	2006
SARs outstanding, January 1	40,339	22,154	-
Granted	24,062	20,413	22,154
Exercised	(4,208)	(557)	-
Forfeited	(4,181)	(1,671)	-
SARs outstanding, December 31	56,012	40,339	22,154
SARs exercisable, December 31	10,196	4,979	-

Weighted Average Exercise Price	2008	2007	2006
SARs outstanding, January 1	$38.85	$32.59	$-
Granted	41.70	44.97	32.59
Exercised	32.59	32.59	-
Forfeited	40.39	32.59	-
SARs outstanding, December 31	$40.43	$38.85	$32.59
SARs exercisable, December 31	$37.98	$32.59	$-

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards.  These awards are based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital (“ROIC”), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding PVS awards:

	2008	2007	2006
Non-vested PVS awards, January 1	261,131	275,145	319,899
Granted at target level	158,795	94,571	89,012
Above target awards	45,015	66,391	28,950
Vested and converted	(123,891)	(171,891)	(144,750)
Forfeited	(10,592)	(3,085)	(17,966)
Non-vested PVS awards, December 31	330,458	261,131	275,145

Weighted Average Grant Date Fair Value	2008	2007	2006
Non-vested PVS awards, January 1	$34.81	$25.35	$21.00
Granted at target level	42.45	44.96	32.69
Above target awards	24.86	19.41	19.41
Vested and converted	25.14	19.41	19.41
Forfeited	40.28	28.79	22.67
Non-vested PVS awards, December 31	$40.62	$34.81	$25.35

The actual payout of PVS awards may vary from 0% to 200% of an employee’s targeted amount.  The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as an expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2008, 2007 and 2006 was $42.45, $44.96 and $32.69, respectively. We expect that the PVS awards will vest at 65% of their target award amounts converting to 223,000 shares to be issued over an average remaining term of 1.8 years.

In addition to the PVS awards, we granted 8,523 PVU awards in 2008. The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes our PVU awards outstanding as of December 31, 2008, and changes during the year then ended:

	PVU awards	Weighted Average Grant Date Fair Value per award
Non-vested PVU awards, January 1	12,632	$38.29
Granted at target level	8,523	41.70
Above target awards	-	-
Vested and converted	-	-
Forfeited	(1,809)	37.73
Non-vested PVU awards, December 31	19,346	$39.85

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (ESPP) which provides for the sale of our common stock to substantially all employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year) nor can they buy more than $25 thousand worth of stock in any one calendar year. Purchases under the ESPP were 53,029 shares, 50,181 shares and 31,719 shares for the years 2008, 2007 and 2006, respectively.  At December 31, 2008, there were approximately 2.4 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the investment in deferred stock units. As of December 31, 2008, the two deferred compensation plans held a total of 294,809 deferred stock units, which, due to their cash settlement feature, are recorded within other long-term liabilities. The liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 39,859 deferred stock awards.

Management Incentive Plan

Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock.  If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued.  The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 5,700 shares, 4,800 shares and 5,200 shares in 2008, 2007 and 2006, respectively.  Incentive stock forfeitures of 600 shares, 1,200 shares and 1,900 shares occurred in 2008, 2007 and 2006, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $41.70 per share granted in 2008, $44.97 per share granted in 2007 and $32.59 per share granted in 2006.

Note 17: Commitments and Contingencies

At December 31, 2008, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2008, 2007 and 2006 was $11.2 million, $10.6 million and $11.4 million, respectively, and is net of sublease income of $0.7 million annually for the same years.

At December 31, 2008, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2009	$11.2
2010	10.0
2011	8.6
2012	7.8
2013	3.5
Thereafter	20.2
Total	61.3
Less sublease income	2.7
$58.6

At December 31, 2008, outstanding unconditional contractual commitments for the purchase of raw materials and utilities amounted to $12.8 million, of which, $12.6 million is due to be paid in 2009.

We have letters of credit totaling $5.1 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee the payment of equipment leases in Ireland and sales tax liabilities in the U.S. Our accrual for insurance obligations was $5.2 million at December 31, 2008.

On February 2, 2006, we settled a lawsuit filed in connection with the January 2003 explosion and related fire at our Kinston, N.C. plant. Our monetary contribution was limited to the balance of our deductibles under applicable insurance policies, all of which has been previously recorded in our financial statements. The settlement concluded all litigation related to the Kinston accident in which we have been named a defendant.  In regards to the same incident, we continue to be a party, but not a defendant, in a lawsuit brought by injured workers against a number of our third-party suppliers. We believe exposure in that case is limited to amounts we and our workers’ compensation insurance carrier would otherwise be entitled to receive by way of subrogation from the plaintiffs.

During 2007, a detailed review was performed of several related tax cases pending in the Brazilian courts, which indicated that it was probable that the positions taken on our previous tax filings, some of which date back to the late 1990’s, would not be sustained. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2008 and 2007 related to these matters was $6.7 million and $21.3 million, respectively. During 2008, payments of income and other tax-related liabilities in Brazil totaled $12.7 million. In the fourth quarter of 2007, we made judicial deposits totaling $11.7 million to the government of Brazil in order to discontinue any further interest or penalties from accruing on these matters.

We have accrued, within other currently liabilities, the estimated cost of environmental remediation expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrual of $0.3 million at December 31, 2008 is sufficient to cover the future costs of these remedial actions.

Note 18: New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141". This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination. This statement also provides guidance for recognizing and measuring the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008. SFAS No. 141(R) will be applied prospectively to business combinations on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. It will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The adoption of this statement will require our minority interest balance to be reported as a component of shareholders’ equity beginning in the first quarter of 2009.

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

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 one year for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 is effective for us beginning January 1, 2009.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management believes that the adoption of FSP No. FAS 142-3 will not have an impact on our financial statements.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP expands the disclosure requirements relating to defined benefit pension and other postretirement plans including how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring benefit plan assets at fair value, and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As FSP No. FAS 132(R)-1 only requires enhanced disclosures, management has determined its adoption will not have a material impact on our financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

 In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2009

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2008
Net sales	$270.7	$279.3	$256.2	$244.9	$1,051.1
Gross profit	83.5	83.6	66.0	69.5	302.6
Income from continuing operations	26.2	28.7	13.3	17.8	86.0
Discontinued operations, net	-	-	-	-	-
Net income	$26.2	$28.7	$13.3	$17.8	$86.0
Basic earnings per share
Continuing operations	$0.81	$0.89	$0.41	$0.54	$2.65
Discontinued operations	-	-	-	-	-
	$0.81	$0.89	$0.41	$0.54	$2.65
Diluted earnings per share
Continuing operations	$0.76	$0.82	$0.40	$0.52	$2.50
Discontinued operations	-	-	-	-	-
	$0.76	$0.82	$0.40	$0.52	$2.50
2007
Net sales	$257.6	$263.7	$242.7	$256.1	$1,020.1
Gross profit	80.4	76.7	64.3	70.4	291.8
Income from continuing operations	26.5	26.5	12.2	6.0	71.2
Discontinued operations, net	-	(0.5)	-	-	(0.5)
Net income	$26.5	$26.0	$12.2	$6.0	$70.7
Basic earnings per share
Continuing operations	$0.81	$0.80	$0.37	$0.19	$2.18
Discontinued operations	-	(0.01)	-	-	(0.02)
	$0.81	$0.79	$0.37	$0.19	$2.16
Diluted earnings per share
Continuing operations	$0.77	$0.74	$0.36	$0.19	$2.06
Discontinued operations	-	(0.01)	-	-	(0.01)
	$0.77	$0.73	$0.36	$0.19	$2.05

The sum of the individual per share amounts does not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)
Net income in the first quarter of 2008 included $0.7 million ($0.02 per diluted share) of restructuring and related charges, a net gain on contract settlement of $0.8 million ($0.03 per diluted share) and discrete tax benefits of $1.1 million ($0.03 per diluted share).

(2)
Second quarter 2008 net income included $0.9 million ($0.02 per diluted share) of restructuring and related charges in the second quarter of 2008 and a net gain on contract settlement of $4.2 million ($0.11 per diluted share). Net income in the second quarter of 2007 included discrete tax benefits of $2.4 million ($0.06 per diluted share).

(3)
In the third quarter of 2008, net income from continuing operations included contract settlement costs of $1.1 million ($0.03 per diluted share) and discrete tax benefits of $2.2 million ($0.06 per diluted share). The third quarter of 2007 net income included a discrete tax benefit of $4.1 million ($0.11 per diluted share) and our provision for Brazilian tax issues of $6.4 million ($0.17 per diluted share).

(4)
Net income included $0.3 million ($0.01 per diluted share) of restructuring and related charges in the fourth quarter of 2008, contract settlement costs of $1.2 million ($0.04 per diluted share) and a discrete tax benefit of $0.3 million ($0.01 per diluted share). Net income in the fourth quarter of 2007 included a discrete tax benefit of $1.7 million ($0.04 per diluted share), $2.3 million ($0.07 per diluted share) of restructuring and related charges, an impairment loss on our Nektar customer contract intangible asset of $8.4 million ($0.23 per diluted share) and our provision for Brazilian tax issues of $2.3 million ($0.06 per diluted share).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008 our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our North American operations. During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems. The second phase of this SAP project will focus on procurement and plant operations. The implementation of the second phase started in late 2008 and is expected to continue on a plant-by-plant basis through 2009. These implementations have resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by this project and believe that our controls remained effective.

During the period covered by this report, there have been no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Directors is incorporated by reference from the discussion under Proposals Requiring Your Vote - Item #1–Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance; Governance of the Company – Governance Information – Code of Business Conduct; Governance of the Company – Board and Committee Membership in our 2009 Proxy Statement.

Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings Governance of the Company – Board and Committee Membership – The Audit Committee and Audit Committee Financial Experts in our 2009 Proxy Statement. Information about the West Code of Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and our Directors, is incorporated by reference from the discussion under the heading Governance of the Company – Governance Information – Code of Business Conduct in our 2009 Proxy Statement. We intend to post any amendments to, or waivers from, our Code of Business Conduct on our website, www.westpharma.com.  The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2008 Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information about director compensation is incorporated by reference from the discussion under the heading Compensation of Non-Employee Directors – 2008 Director Compensation Table in our 2009 Proxy Statement. Information about executive compensation is incorporated by reference from the discussion under the headings Governance of the Company – Board and Committee Membership – The Compensation Committee; Executive Compensation – Compensation Discussion and Analysis; Executive Compensation – Executive Compensation Tables – 2008 Summary Compensation Table; 2008 Grants of Plan-Based Awards Table; Outstanding Equity Awards at Fiscal Year-End 2008; 2008 Option Exercises and Stock Vested Table; 2008 Nonqualified Deferred Compensation Table; 2008 Pension Benefits Table; Executive Compensation – Estimated Payments Following Severance and Payments Upon Termination in Connection With a Change in Control in our 2009 Proxy Statement.

Information about director independence is incorporated by reference from the discussion under the heading Governance of the Company – Director Independence in our 2009 Proxy Statement.  Information about board and committee meeting attendance is incorporated by reference from the discussion under the heading Governance of the Company – Meetings of the Board and its Committees in our 2009 Proxy Statement.  Information about our nominating, audit and compensation committees is incorporated by reference from the discussion under the heading Governance of the Company – Board and Committee Membership in our 2009 Proxy Statement.  Information about communication with the board is incorporated by reference from the discussion under the heading Governance of the Company – Governance Information – Communicating with the Board in our 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Certain Beneficial Owners and Management in our 2009 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2008. The table does not include information about tax-qualified plans such as the West 401(k) Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,608,580 (1)	$26.91	5,174,568 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	2,608,580	$26.91	5,174,568

(1)
Includes 445,721 outstanding stock options under the 2007 Omnibus Incentive Compensation Plan, 1,319,837 outstanding stock options under the 2004 Stock-Based Compensation Plan, which was terminated in 2007, 791,022 outstanding stock options under the 1998 Key Employee Incentive Compensation Plan, which was terminated in 2004, 52,000 outstanding options under the 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, which was terminated in 2004.  No future grants or awards may be made under the terminated plans.  Does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors because such units are settled only in cash and do not involve the issuance of any option, warrant or right to acquire the Company’s common stock or other securities.

(2)
Represents 2,360,795 shares reserved under the Company’s Employee Stock Purchase Plan and 2,813,773 shares remaining available for issuance under the 2007 Omnibus Incentive Compensation Plan.  The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 1,145,000.  This number of shares is calculated by multiplying the 1,000 share per offering period per participant limit by 1,145, the number of current participants in the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this Item is incorporated by reference from the discussion under the heading Governance of the Company – Director Qualifications and Director Independence in our 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by this Item is incorporated by reference from the discussions under the headings Governance of the Company – Board and Committee Membership – The Audit Committee; Proposals Requiring Your Vote – Item #2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Pre-Approval of Audit and Permissible Non-Audit Services, Audit and Non-Audit Fees and Audit Committee Report in our 2009 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2008
Allowances deducted from assets
Deferred tax asset valuation allowance	$27.0	$0.2	$(3.8)	$23.4
Allowance for doubtful accounts receivable	0.6	0.3	(0.2)	0.7
Total allowances deducted from assets	$27.6	$0.5	$(4.0)	$24.1

For the year ended December 31, 2007
Allowances deducted from assets
Deferred tax asset valuation allowance	$25.3	$4.9	$(3.2)	$27.0
Allowance for doubtful accounts receivable	0.9	-	(0.3)	0.6
Total allowances deducted from assets	$26.2	$4.9	$(3.5)	$27.6

For the year ended December 31, 2006
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.3	$2.5	$(1.5)	$25.3
Allowance for doubtful accounts receivable	1.0	0.1	(0.2)	0.9
Total allowances deducted from assets	$25.3	$2.6	$(1.7)	$26.2
__________________________
(1)	Includes accounts receivable written off, translation adjustments and reversals of prior year valuation allowances.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3.
Exhibits - An index of the exhibits included in this Form 10-K Report or incorporated by reference is contained on pages F-1 through F-5.  Exhibit numbers 10.1 through 10.55 are management contracts or compensatory plans or arrangements.

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

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 24, 2009
Donald E. Morel, Jr., Ph.D	of the Board, (Principal Executive Officer)

/s/ Joseph E. Abbott	Vice President and Corporate Controller	February 24, 2009
Joseph E. Abbott	(Principal Accounting Officer)

/s/ William J. Federici	Vice President and Chief Financial Officer	February 24, 2009
William J. Federici	(Principal Financial Officer)

/s/ Thomas W. Hofmann	Director	February 24, 2009
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 24, 2009
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 24, 2009
Paula A. Johnson*

/s/ John P. Neafsey	Director	February 24, 2009
John P. Neafsey*

/s/ John H. Weiland	Director	February 24, 2009
John H. Weiland*

/s/ Anthony Welters	Director	February 24, 2009
Anthony Welters*

/s/ Geoffrey F. Worden	Director	February 24, 2009
Geoffrey F. Worden*

/s/ Robert C. Young	Director	February 24, 2009
Robert C. Young*

/s/ Patrick J. Zenner	Director	February 24, 2009
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our 1998 10-K report.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.2	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
10.3
Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.4 (2)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated) is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.
10.5 (2)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.6 (2)
Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.7 (2)
Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

10.8 (2)	Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008.
10.9 (2)	Schedule of agreements with executive officers.
10.10 (2)	Award Letter dated July 28, 2008 between us and Matthew T. Mullarkey (relating to the 2007-2009 performance period) incorporated by reference from our Form 8-K dated July 28, 2008.

Exhibit Number	Description
10.11 (2)	Award Letter dated July 28, 2008 between us and Matthew T. Mullarkey (relating to the 2008-2010 performance period) incorporated by reference from our Form 8-K dated July 28, 2008.
10.12 (2)	Severance and Non-Competition Agreement dated July 28, 2008 between us and Matthew T. Mullarkey incorporated by reference from our Form 8-K dated July 28, 2008.
10.13 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, incorporated by reference from our 2007 10-K report.
10.14 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.15 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008.
10.16 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.17 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008.
10.18 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008.
10.19 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective January 1, 2008.
10.20 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.21 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.22 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated May 4, 2007.
10.23 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.24 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.25 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.26 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

Exhibit Number	Description
10.27 (2)	Form of Executive 2005 Bonus and Incentive Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.28 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.29 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.30 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.31 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.32 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.33 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.34 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.35 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.36 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.37 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.38 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.39 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.
10.40 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.41 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan.

Exhibit Number	Description
10.42
Credit Agreement, dated as of May 17, 2004 among us, certain of our subsidiaries, the banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as Agent is incorporated by reference from our 8-K report dated May 28, 2004.

10.43
First Amendment, dated as of May 18, 2005, between us, our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties thereto, and PNC Bank, National Association, as Agent for the Banks is incorporated by reference from our 8-K report dated May 25, 2005.

10.44
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

10.45
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

10.46(4)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.47(4)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.
10.48	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.49(4)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.
10.50(4)
2006-2010 Worldwide Butyl Polymer Supply/Purchase Agreement, entered into on October 6, 2006 and effective from January 1, 2006 through December 31, 2010, between us and ExxonMobil Chemical Company is incorporated by reference from our 2006 10-K report.

10.51(2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.52(2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer.
10.53(2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

Exhibit Number	Description
10.54(3)
Share and Interest Purchase Agreement, dated as of July 5, 2005, among us, West Pharmaceutical Services of Delaware, Inc., Medimop Medical Projects, Ltd., Medimop USA LLC and Freddy Zinger is incorporated by reference from our 8-K report dated July 8, 2005.

10.55	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
12.	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Share and Interest Purchase Agreement.

(4)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.