Form 10-Q
period 2009-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2009-05-06
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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

As of April 30, 2009, there were 32,758,589 shares of the Registrant’s common stock outstanding.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our products, including the availability and scope of relevant public and private health insurance reimbursement for prescription products, medical devices and components, and medical procedures in which our customers’ products are employed or consumed;

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases;

•	deflation of selling prices under contract requiring periodic price adjustments based on published cost-of-living or similar indices; and

•	claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying us for the cost of such claims.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$242.4	$270.7
Cost of goods and services sold	173.1	187.2
Gross profit	69.3	83.5
Research and development	4.3	5.4
Selling, general and administrative expenses	42.9	40.1
Restructuring and other items (Note 2)	0.9	(0.1)
Operating profit	21.2	38.1
Interest expense	3.9	4.1
Interest income	(0.3)	(1.0)
Income before income taxes	17.6	35.0
Income tax expense	2.5	8.5
Equity in net income (loss) of affiliated companies	0.3	(0.1)
Net income	15.4	26.4
Less: net income attributable to noncontrolling interests	-	0.2
Net income attributable to West	$15.4	$26.2

Net income per share attributable to West common shareholders:
Basic	$0.47	$0.81
Assuming dilution	$0.46	$0.76
Average common shares outstanding	32.7	32.2
Average shares assuming dilution	36.1	36.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash, including cash equivalents	$62.7	$87.2
Accounts receivable, net	137.2	128.6
Inventories	120.0	115.7
Short-term investments	2.9	4.3
Deferred income taxes	3.9	5.1
Other current assets	29.5	25.3
Total current assets	356.2	366.2
Property, plant and equipment	949.7	965.0
Less accumulated depreciation and amortization	432.0	434.0
Property, plant and equipment, net	517.7	531.0
Investments in affiliated companies	36.4	33.6
Goodwill	103.0	105.3
Deferred income taxes	59.5	63.7
Intangible assets, net	49.0	50.0
Other noncurrent assets	19.7	18.9
Total Assets	$1,141.5	$1,168.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$3.9	$3.9
Accounts payable	52.0	67.6
Pension and other postretirement benefits	2.0	2.0
Accrued salaries, wages and benefits	39.6	42.3
Income taxes payable	0.9	2.7
Taxes other than income	12.3	7.0
Other current liabilities	28.0	33.6
Total current liabilities	138.7	159.1
Long-term debt	384.0	382.1
Deferred income taxes	19.8	20.4
Pension and other postretirement benefits	77.9	86.0
Other long-term liabilities	32.5	34.0
Total Liabilities	652.9	681.6
Commitments and contingencies (Note 12)
Total Equity	488.6	487.1
Total Liabilities and Equity	$1,141.5	$1,168.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Common Stock			Treasury Stock
	Number of shares	Common Stock	Capital in excess of par value	Number of shares	Treasury Stock	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2008	34.3	$8.6	$69.3	(1.6)	$(63.2)	$517.3	$(44.9)	$487.1
Net income						15.4		15.4
Stock-based compensation			2.1					2.1
Shares issued under stock plans			(0.3)	-	1.1			0.8
Shares repurchased for employee tax withholdings				-	(0.8)			(0.8)
Excess tax benefit from stock option exercises			0.2					0.2
Cash dividends declared ($0.15 per share)						(5.0)		(5.0)
Other comprehensive income, net of tax							(11.2)	(11.2)
Balance, March 31, 2009	34.3	$8.6	$71.3	(1.6)	$(62.9)	$527.7	$(56.1)	$488.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$15.4	$26.4
Depreciation	13.9	13.6
Amortization	1.1	1.1
Other non-cash items, net	5.5	4.4
Changes in assets and liabilities	(39.2)	(52.4)
Net cash used in operating activities	(3.3)	(6.9)

Cash flows from investing activities:
Capital expenditures	(24.2)	(22.8)
Acquisition of patents and other long-term assets	(2.5)	-
Proceeds from redemption of investments	1.5	7.8
Other	-	0.1
Net cash used in investing activities	(25.2)	(14.9)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	11.5	9.5
Changes in other debt	-	(0.1)
Dividend payments	(5.0)	(4.5)
Excess tax benefit from stock option exercises	0.2	2.2
Shares repurchased for employee tax withholdings	(0.8)	(2.8)
Issuance of common stock from treasury	0.7	1.5
Net cash provided by financing activities	6.6	5.8

Effect of exchange rates on cash	(2.6)	1.2
Net decrease in cash and cash equivalents	(24.5)	(14.8)

Cash, including cash equivalents at beginning of period	87.2	108.4
Cash, including cash equivalents at end of period	$62.7	$93.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements for the three month period ended March 31, 2009 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2008 annual report on Form 10-K.

Note 2:  Restructuring and Other Items

Restructuring and other items consist of:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Restructuring and related charges:
Severance and post-employment benefits	$0.3	$0.8
Asset write-offs	0.3	0.1
Other	0.1	0.1
Total restructuring and related charges	0.7	1.0

Other items:
Contract settlement and related gain	-	(1.3)
Foreign exchange losses	0.2	0.3
Other	-	(0.1)
Total other items	0.2	(1.1)
Total restructuring and other items	$0.9	$(0.1)

Restructuring and Related Charges

During the first quarter of 2009, we incurred $0.7 million in restructuring and related charges as part of our 2007 plan to align the plant capacity and workforce of the Tech Group with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products.

Our restructuring obligation was $0.4 million and $0.6 million as of March 31, 2009 and December 31, 2008, respectively. Total cash payments of $0.5 million, for severance and related costs, were made during the three months ended March 31, 2009.

We expect all remaining payments associated with the plan and all restructuring activities to be substantially completed by the end of the second quarter of 2009.

Other Items

In February of 2008, we entered into an agreement with our former customer, Nektar Therapeutics, that provided for the full reimbursement of, among other things, severance-related costs, equipment, purchased raw materials and components, lease and other facility costs associated with the shutdown of manufacturing operations related to the Exubera® device. During the first quarter of 2008, we received payments from Nektar, which more than offset the related costs incurred, resulting in a net gain of $1.3 million.

Note 3:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year earnings before taxes, adjusted for the impact of discrete quarterly items. Tax effects not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first quarter of 2009, we recorded a $1.7 million tax benefit resulting from the expiration of open tax years in certain jurisdictions, as well as, the completion of a tax audit, which directly reduced our total unrecognized tax benefits. Our annual effective tax rate for 2009, excluding discrete quarterly items, is estimated to be 24.6%.

In the first quarter of 2008, we completed an agreement with the Republic of Singapore which reduced our Singapore income tax rate for a period of 10 years on a retroactive basis back to July 2007. As a result of this agreement, our first quarter 2008 results contained a $1.0 million tax benefit which represented the remeasurement of our current and deferred income tax liabilities at the new rate. In addition, during the first three months of 2008, we recorded an unrelated $0.1 million net tax benefit resulting from the expiration of open audit years in certain tax jurisdictions.

It is reasonably possible that due to the expiration of certain statutes during the next 12 months, the total amount of unrecognized tax benefits may be reduced further by approximately $2.5 million. During the three months ended March 31, 2009 and 2008, we recognized $0.1 million and $0.1 million in tax-related interest expense and penalties. Accrued interest was $1.1 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2005 through 2008. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2008.

Note 4:  Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS No. 157 establishes a fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value into one of the following three levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables summarize the assets and liabilities that are measured at fair value on a recurring basis in the balance sheet:

	Balance at	Basis of Fair Value Measurements
	March 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.9	$-	$2.9	$-
Deferred compensation assets	2.5	2.5	-	-
Long-term investments	0.8	-	0.8	-
Commodity contracts	0.1	-	0.1
	$6.3	$2.5	$3.8	$-
Liabilities:
Foreign currency contracts	$0.4	$-	$0.4	$-
Interest rate swap contracts	7.9	-	7.9	-
	$8.3	$-	$8.3	$-

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$4.3	$-	$4.3	$-
Deferred compensation assets	2.8	2.8	-	-
Long-term investments	0.8	-	0.8	-
	$7.9	$2.8	$5.1	$-
Liabilities:
Foreign currency contracts	$2.0	$-	$2.0	$-
Interest rate swap contracts	8.2	-	8.2	-
	$10.2	$-	$10.2	$-

Short- and long-term investments represent our remaining balance in the Columbia Strategic Cash Portfolio Fund. See the discussion below regarding valuation of the fund. Our deferred compensation assets are included within other current assets and are valued based on quoted market prices in an active market.

The fair value of commodity contracts is included within other current assets and is representative of the initial premium paid for the call options.  The fair values of our foreign currency contracts are included within other current liabilities and are valued using quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swap contracts are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 5, Derivative Instruments, for further discussion of our derivative instruments.

Columbia Strategic Cash Portfolio Fund

We hold an investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund that includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets.  In December 2007, as a result of adverse market conditions, the fund ceased accepting cash redemption requests and changed to a floating net asset value. The fund then began an orderly liquidation that is expected to continue through 2010 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund. During the first quarter of 2009, a total of $1.5 million in redemptions was received. The classification of the remaining balance as of March 31, 2009 reflects information received from the fund manager regarding the timing of expected distributions.

We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund manager. This value was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data.

Note 5:  Derivative Instruments

As part of our ongoing business operations, we are exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, call options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. In accordance with our policy, we do not purchase or hold any derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of March 31, 2009, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in variable interest rates payable on our $50.0 million note maturing on July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making fixed rate payments quarterly. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

We have entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with forecasted U.S. Dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of March 31, 2009, there were nine monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $8.1 million. The last contract in this series matures on December 15, 2009. The contracts effectively fix the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.280 USD per Euro while allowing us to benefit from any currency movement between 1.280 and 1.462 USD per Euro. As of March 31, 2009, the Euro was equal to 1.3205 USD.

We periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on exposures created by cross-currency intercompany loans. As of March 31, 2009, there were two contracts outstanding. The first contract had a notional amount of €6.0 million and was settled on April 30, 2009. The second contract had a notional amount of €9.0 million and settled on April 15, 2009. Changes in the fair value of these derivatives are recognized within restructuring and other items and are offset by the changes in the fair values of the underlying exposures being hedged.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $4.6 million (net of tax of $2.9 million) on this debt is recorded within accumulated other comprehensive income as of March 31, 2009.  We have also designated our 2.7 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At March 31, 2009, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $3.1 million (net of tax of $1.9 million) which is also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Pharmaceutical Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In March 2009, we purchased a series of crude oil call options, which we believe will reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2009. These options are designed to effectively cap our cost of the crude oil component of elastomer prices, allowing us to limit our exposure to increasing petroleum prices. With these call option contracts, we still benefit from a decline in crude oil prices, as there is no downward exposure other than the premiums that we paid to enter into the contracts.

As of March 31, 2009, we held call option contracts for a total of 30,000 barrels of crude oil which represents the equivalent of less than 50% of our exposure to crude oil price increases based upon forecasted elastomer purchases during the respective period. These call options were not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The premium paid for these options was $0.1 million which was also equal to their fair value as of March 31, 2009.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 4, Fair Value Measurements, for information regarding derivative instruments that are recorded at fair value in our condensed consolidated balance sheet as of March 31, 2009.

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the three months ended March 31, 2009. The amount of loss recognized in restructuring and other items related to our outstanding fair value hedges, for the same time period, was not material.

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	Cost of goods and services sold	$-
Interest rate swap contracts	0.7	Interest expense	(0.5)
Total	$1.0		$(0.5)

Net Investment Hedges:
Foreign currency-denominated debt	$9.4	Restructuring and other items	$-
Total	$9.4		$-

For the three months ended March 31, 2009, there was no ineffectiveness related to our cash flow and net investment hedges.

Note 6:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventory balances are as follows:

	March 31,	December 31,
($ in millions)	2009	2008
Finished goods	$48.4	$46.9
Work in process	19.6	18.8
Raw materials	52.0	50.0
	$120.0	$115.7

Note 7:  Net Income Per Share

The following tables reconcile net income and shares, attributable to West, used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Net income, as reported, for basic net income per share	$15.4	$26.2
Plus: interest expense on convertible debt, net of tax	1.1	1.1
Net income for diluted net income per share	$16.5	$27.3

Weighted average common shares outstanding	32.7	32.2
Assumed stock options exercised based on the treasury stock method	0.5	1.0
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9
Weighted average shares assuming dilution	36.1	36.1

Options to purchase 1.0 million and 0.5 million shares of our common stock for the three month periods ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.

Note 8:  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Net income	$15.4	$26.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12.7)	4.3
Defined benefit pension and other postretirement plans	1.0	-
Unrealized gains (losses) on derivatives:
Unrealized gains (losses) arising during the period	1.0	(2.3)
Gains (losses) included in net income	(0.5)	(0.1)
Net unrealized gains (losses) on derivatives	0.5	(2.4)
Other comprehensive (loss) income, net of tax	(11.2)	1.9
Comprehensive income	4.2	28.3
Comprehensive income attributable to noncontrolling interests	-	0.2
Comprehensive income attributable to West	$4.2	$28.1

Note 9:  Stock-Based Compensation

At March 31, 2009, there were approximately 2.1 million shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance vesting share awards, performance vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In the first quarter of 2009, we granted 380,500 stock options at an exercise price of $32.09 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first quarter of 2009 was $6.95 as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.89%; expected life of 5 years; stock volatility of 27.01%; and a dividend yield of 1.87%. Stock volatility is estimated based on historical data, as well as any expected future trends. Expected lives are based on prior experience.

We also granted 118,750 performance vesting share (“PVS”) awards at a grant date fair value of $32.09 to key employees under the 2007 Plan in the first quarter of 2009.  Each PVS award entitles the holder to one share of our common stock if annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as an expense over the performance period.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 are as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
Service cost	$2.0	$1.8	$0.2	$0.2	$2.2	$2.0
Interest cost	3.6	3.5	0.2	0.2	3.8	3.7
Expected return on assets	(3.0)	(4.1)	-	-	(3.0)	(4.1)
Amortization of prior service (credit) cost	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.7	0.5	-	-	1.7	0.5
Net periodic benefit cost	$4.0	$1.4	$0.4	$0.4	$4.4	$1.8

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
U.S. plans	$3.7	$1.1	$0.4	$0.4	$4.1	$1.5
International plans	0.3	0.3	-	-	0.3	0.3
Net periodic benefit cost	$4.0	$1.4	$0.4	$0.4	$4.4	$1.8

Note 11:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Net sales
Pharmaceutical Systems	$183.2	$207.5
Tech Group	62.3	66.4
Intersegment sales	(3.1)	(3.2)
Total net sales	$242.4	$270.7

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Operating profit
Pharmaceutical Systems	$27.4	$43.6
Tech Group	4.6	3.7
Corporate costs	(4.6)	(5.6)
Stock-based compensation costs	(1.4)	(2.4)
U.S. pension and other retirement benefits	(4.1)	(1.5)
Restructuring and net contract settlement (costs) gain	(0.7)	0.3
Total operating profit	21.2	38.1
Interest expense	3.9	4.1
Interest income	(0.3)	(1.0)
Income before income taxes	$17.6	$35.0

Our first quarter 2008 results included a net contract settlement gain of $1.3 million, partially offset by $1.0 million in restructuring and related charges.

Note 12:  Commitments and Contingent Liabilities

From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. In accordance with SFAS No. 5, “Accounting for Contingencies”, we accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of current proceedings cannot be accurately predicted, we believe their ultimate resolution should not have a material adverse effect on our business or financial position. There have been no significant changes to the commitments and contingent liabilities that were included in our annual report on Form 10-K for the year ended December 31, 2008.

Note 13:  New Accounting Standards

Recently Adopted Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141". This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141(R) to require that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Both pronouncements were effective for us as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. We have applied the provisions of SFAS No. 160 prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption did not have a material impact on our financial statements.

In October 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We considered this guidance in our determination of fair values in Note 4, Fair Value Measurements.

On January 1, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” We did not have any nonfinancial assets or nonfinancial liabilities that required remeasurement upon adoption or during the three months ended March 31, 2009; therefore, there was no impact on our financial statements in the first quarter of 2009.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement requires enhanced disclosures regarding derivatives and hedging activities, including information about how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Refer to Note 5, Derivative Instruments, for further information and disclosures.

Standards Issued Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the position only requires enhanced disclosures, management believes its adoption will not have an impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3 This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management believes that the adoption of FSP FAS 157-4 will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Management believes that the adoption of this position will not have a material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

COMPANY OVERVIEW

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the healthcare and consumer products industries. The vast majority of our business is conducted in healthcare markets. Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic healthcare delivery systems. Our business is conducted through two reporting segments - "Pharmaceutical Systems" and "Tech Group." Pharmaceutical Systems focuses on primary packaging and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, prefillable syringe components, and safety and administration systems. The Tech Group offers custom contract-manufacturing solutions using plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. Our customer base includes the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products.

As a result of our global manufacturing and distribution presence, more than half of our sales are generated outside of the U.S. in currencies other than the U.S. dollar. For consolidated financial reporting purposes, transactions and balances reported in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. In general, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with the Euro-denominated sales representing the majority.

Recent Trends and Developments

As expected during the first quarter 2009, the U.S. dollar continued to strengthen against our most significant foreign currencies and the resulting translation of foreign currency exchange rates had a negative impact on our results versus prior year. We reported first quarter 2009 revenues of $242.4 million, representing a decrease of 10.4% from the same period a year ago, reflecting unfavorable foreign currency translation of 7.5 percentage points. Sales in the U.S. for the first quarter of 2009 were $119.5 million, representing a decrease from the prior year quarter of 6.1%. Domestic sales for the quarter reflected the impact of customer inventory reduction and cost-cutting programs due to the current economic uncertainty, and the impact of regulatory-related delays imposed on certain customers’ products. First quarter international revenues were $122.9 million, representing a decrease of 14.3% below the prior year period, the vast majority of which related to unfavorable foreign currency translation effects. Excluding the changes in foreign currency exchange rates, international revenues would have been substantially equal to those in the prior year quarter and consolidated revenues on that basis declined 2.9%. Sales of our advanced pharmaceutical packaging components such as West Spectra™ seals and those that incorporate our enhanced manufacturing processes, including Westar®, West Envision®, and value-added coatings, were substantially equal to those in the first quarter of 2008.

Overall, management expects that the U.S. dollar in 2009 will be stronger than in 2008 relative to our most significant foreign currencies, which is expected to have an adverse effect upon our quarterly and full-year financial results throughout 2009. For example, if we were to translate our full-year 2008 financial results using our 2009 forecasted exchange rates, our consolidated net sales in 2008 would have been approximately $70 million lower than the actual results.

Management also expects that the unfavorable global economic conditions which began in the second half of 2008 will continue further into 2009, having an overall negative impact on current year orders due to lower discretionary spending on pharmaceutical products and medical services. Customers are expected to continue to aggressively manage their inventory levels by keeping safety stock and ordering horizons in check in response to uncertain market conditions. As the year proceeds, however, we expect a return to more normal customer ordering patterns and increased pricing tied to contract anniversary dates, resulting in more favorable quarterly comparisons to the respective 2008 periods.

RESULTS OF OPERATONS

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

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment:

	Three Months Ended
Net sales:	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems	$183.2	$207.5
Tech Group	62.3	66.4
Intersegment sales	(3.1)	(3.2)
Total net sales	$242.4	$270.7

Consolidated first quarter 2009 net sales decreased by $28.3 million, or 10.4%, over those achieved in the first quarter of 2008, including $20.3 million, or 7.5 percentage points, resulting from unfavorable foreign currency translation. Excluding foreign currency effects, first quarter 2009 net sales decreased $8.0 million, or 2.9%, as compared to the prior year quarter. Unfavorable sales volumes and mix contributed 4.2 percentage points to the decline, which was partially offset by sales price increases of 1.3 percentage points, as annual price increases went into effect during the first quarter for our non-contract customers.

Pharmaceutical Systems

This segment reported a first quarter 2009 sales decline of $24.3 million compared with the same quarter of 2008, including $18.5 million resulting from unfavorable foreign currency translation. Excluding these currency effects, sales were $5.8 million, or 2.7%, below prior year levels despite selling price increases of 2.5 percentage points. Unfavorable sales volume and mix contributed 5.2 percentage points of the decline, resulting from customer inventory management, regulatory-related interruptions affecting production at certain customer facilities and generally lower demand due to market conditions in the U.S. and Europe.

Sales of pharmaceutical packaging components were $18.7 million lower than the prior year, the vast majority of which related to the unfavorable currency translation effect. Excluding foreign currency impacts, sales of traditional packaging components including stoppers, seals and prefilled injection components contributed to the decline, a portion of which was due to the regulatory-related issues mentioned above. Sales of disposable medical components were $2.7 million lower than the prior year first quarter, most of which related to lower sales of non-filled syringe components. The combined sales of safety and administration systems, and laboratory and other services were $2.9 million lower than the prior year due to the effects of foreign exchange and generally lower demand for laboratory and other services.

Tech Group

First quarter 2009 sales were $4.1 million below 2008 levels, including $1.8 million of unfavorable foreign currency translation. Excluding the effect of foreign currency, sales were $2.3 million, or 3.4%, below prior year levels. Lower sales prices contributed 2.3 percentage points of the sales decline as a result of reduced plastic resin costs, which are contractually passed through to certain customers in the form of adjusted selling prices. The remaining decline in sales was the result of overall reduced sales volumes, primarily from our U.S. operations and due to our decision to discontinue selling the low-margin consumer products manufactured at a facility in Mexico which was sold in the fourth quarter of 2008 as part of our Tech Group restructuring initiative.

Sales results by significant product group were mixed during the first quarter. Healthcare devices sales increased $1.1 million compared with the prior year quarter due to increased demand for components used in self-injection pens and increased volume for certain other medical devices manufactured in Europe. However, the combined sales of consumer products, tooling and other services decreased $5.2 million due to the plastic resin pass-through effect on selling prices, and as a result of our decision to exit the consumer products business in Mexico. Intersegment sales of $3.1 million and $3.2 million in 2009 and 2008, respectively, were eliminated in consolidation.

GROSS PROFIT

The following table presents our gross profit and related gross margins by reportable segment:

	Three Months Ended
Gross profit:	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems
Gross Profit	$59.8	$74.9
Gross Margin	32.7%	36.1%

Tech Group
Gross Profit	$9.5	$8.6
Gross Margin	15.2%	12.9%

Consolidated Gross Profit	$69.3	$83.5
Consolidated Gross Margin	28.6%	30.8%

First quarter 2009 consolidated gross profit decreased $14.2 million over the same quarter in 2008, with $4.9 million of the decline due to foreign currency translation. The remaining decline was attributable to the impact of lower sales volumes, unfavorable capacity utilization at our plants and higher production costs, net of increased selling prices.

Pharmaceutical Systems

The first quarter 2009 gross profit and gross margin percentage for Pharmaceutical Systems declined by $15.1 million and 3.4 percentage points, respectively, versus the prior year quarter. The decrease was attributable to unfavorable sales volume and mix, higher production costs including raw materials, and lower capacity utilization at most plants due to reduced volumes. The impact of unfavorable sales volume and mix and higher raw material costs reduced our gross margin by 1.2 percentage points, and 1.0 percentage point, respectively, compared to the first quarter of 2008. A portion of the increased raw materials costs was due to the appreciation in value of the U.S. dollar versus the Euro which resulted in higher costs for dollar-denominated materials purchased in Europe. In addition, several of our key raw material supply contracts include lagging petroleum-based surcharges, which continued to reflect the higher oil prices experienced in the latter part of 2008. As the year proceeds, however, we expect gross margins to improve once we begin to realize the benefits of lower commodity costs in the price of our key raw materials.

Tech Group

First quarter 2009 gross profit and gross margin percentage for the Tech Group improved by $0.9 million and 2.3 percentage points, respectively, in comparison to prior year results. The improved gross margin performance was largely due to favorable sales volume and mix in our European operations, as we recently increased production capacity to meet the demand for certain medical devices. In addition, we experienced a significant reduction in U.S. plant overhead resulting from our restructuring efforts and continued focus on improving production efficiencies. While the pass-through of reduced plastic resin costs resulted in lower selling prices, gross profit was not affected due to the offsetting favorable effect on raw material costs.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems	$4.0	$4.9
Tech Group	0.3	0.5
Total R&D expense	$4.3	$5.4

R&D costs during the first quarter of 2009 were $1.1 million lower than those incurred in 2008 as several Pharmaceutical Systems projects have transitioned into early stages of commercial production and, therefore, the focus has shifted from R&D to expanding production capabilities and related activities.

We expect consolidated R&D costs for the full year 2009 to reach approximately $23.0 million, as a major focus of our innovation team will continue to be the development of prefillable syringe systems and various other applications that will use Daikyo Seiko, Ltd. (“Daikyo”) Crystal Zenith® resin, a unique, transparent polymer that can be used to produce vials and syringe barrels. Daikyo, our 25% owned affiliate in Japan, is also our partner in a long-standing marketing and technology transfer agreement that enables West and Daikyo to develop products that help customers mitigate drug product development risks and enhance drug performance and patient safety. In addition to the various Crystal Zenith projects, other significant R&D projects include an advanced injection system using auto-injector technology, and a passive needle safety device.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems SG&A costs	$28.5	$26.1
Pharmaceutical Systems SG&A as a % of segment net sales	15.6%	12.6%

Tech Group SG&A costs	$4.4	$4.5
Tech Group SG&A as a % of segment net sales	7.0%	6.7%

Corporate costs:
General corporate costs	4.5	5.6
Stock-based compensation expense	1.4	2.4
U.S. pension and other retirement benefits	4.1	1.5
Total Selling, General & Administrative costs	$42.9	$40.1
Total SG&A as a % of total net sales	17.7%	14.8%

First quarter 2009 consolidated SG&A expenses were $2.8 million above those recorded in 2008, including a $2.3 million favorable effect from foreign currency translation.

In Pharmaceutical Systems, 2009 SG&A expenses increased by $2.4 million over the prior year, despite the impact from foreign currency translation which reduced SG&A by $2.2 million. Compensation costs were $1.5 million above those incurred in the 2008 quarter mostly due to increased staffing of information technology and other necessary technical and manufacturing support functions and to the impact of annual salary increases. Depreciation expense, also associated with our second quarter 2008 information systems implementation, accounted for $0.5 million of the increase. Severance and related benefits costs increased by $0.9 million, most of which resulted from our decision to consolidate laboratory functions into our Lionville, PA facility and to relocate certain development center functions to our St. Petersburg, FL plant. We expect to incur additional costs of approximately $0.5 million during the second quarter of 2009 as we complete this laboratory consolidation and relocation process. Various other costs including utilities, professional services and other corporate facilities costs contributed to the remaining increase in SG&A expense.

General corporate SG&A costs were $1.1 million favorable to 2008 levels, reflecting lower levels of third-party professional services and a reduction in our estimated annual performance-based bonus incentive costs. Stock-based compensation costs for 2009 decreased $1.0 million due primarily to the impact of changes in our stock price on the fair value of our deferred compensation liabilities. The deferred compensation liabilities are indexed to our stock price and valued at its quarterly closing market price with the resulting change in value recorded in earnings. During the first quarter of 2009, our stock price decreased $4.96 per share, closing at $32.81 per share on March 31, 2009, while during the first quarter of 2008 our stock price increased $3.64 per share, closing at $44.23 per share.

U.S. pension plan expense in the three months ended March 31, 2009 was $2.6 million higher than in the comparable 2008 period, primarily resulting from lower than assumed performance on plan assets throughout 2008. We anticipate full-year 2009 U.S. pension and other retirement benefits costs to be $10.4 million higher than the $6.0 million incurred during 2008. The costs of non-U.S. pension and other retirement benefits programs are reflected in the operating profit of the respective segment.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items, consisting of gains, losses or impairments of segment assets, foreign exchange transaction items and miscellaneous royalties and sundry transactions are generally recorded within the respective segment. Certain restructuring and other items considered outside the control of segment management are not allocated to our reporting segments. The following table presents our restructuring charges and other income and expense items for the respective period:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems	$(0.1)	$0.3
Tech Group	0.2	(0.1)
Corporate	0.1	-
Unallocated charges (credits):
Contract settlement and related gain, net	-	(1.3)
Restructuring and related charges	0.7	1.0
Total unallocated charges (credits)	0.7	(0.3)
Total restructuring and other items	$0.9	$(0.1)

Other income and expense items for Pharmaceutical Systems, Tech Group and Corporate are attributable to gains and losses on the sale of fixed assets, foreign exchange transaction gains and losses on intercompany and third-party transactions, and other miscellaneous charges. There were no individually significant income and expense items during the first quarters of 2009 and 2008.

Contract settlement and related gain, net - In February of 2008 we entered into an agreement with our customer, Nektar Therapeutics, which provided for the full reimbursement of, among other things, severance-related employee costs, purchased raw materials and components, equipment, leases and other facility costs for maintaining and closing the Exubera device production facility. During the first quarter of 2008, we received payments from Nektar which more than offset related costs incurred, resulting in a net gain of $1.3 million.

Restructuring and related charges – As part of a plan to reduce Tech Group operating costs, we initiated a series of restructuring initiatives at the end of 2007 to align the plant capacity and workforce of our Tech Group with the revised business outlook for the segment and as part of a longer-term strategy of focusing the business on proprietary products. We incurred $0.7 million and $1.0 million during the first quarters of 2009 and 2008, respectively, in restructuring and related charges as part of this plan. The majority of these charges related to severance and post-employment benefits and a smaller portion related to asset write-offs and other related costs. We expect that these restructuring activities will be substantially completed during the second quarter of 2009.

OPERATING PROFIT

Operating profit by reportable segment and corporate and other unallocated items were as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Pharmaceutical Systems	$27.4	$43.6
Tech Group	4.6	3.7
Corporate and other unallocated items:
General corporate costs	(4.6)	(5.6)
Stock-based compensation costs	(1.4)	(2.4)
U.S. pension and other retirement benefits	(4.1)	(1.5)
Other unallocated (charges) income	(0.7)	0.3
Total operating profit	$21.2	$38.1

Pharmaceutical Systems’ operating profit for the quarter was lower than that of the prior year by $16.2 million, including an unfavorable foreign currency translation impact of $2.1 million. The reduction in operating profit was the result of lower sales and gross profit combined with higher spending on SG&A as discussed above.

Tech Group operating profit was $0.9 million above that achieved in the prior year quarter, despite an unfavorable foreign currency translation impact of $0.4 million, largely due to the increased gross profit resulting from favorable European sales and lower production overhead in the U.S. as described above.

General corporate costs and stock-based compensation costs declined by a combined $2.0 million as described in the SG&A Costs section above. U.S. pension and other retirement benefit costs increased $2.6 million over the prior year quarter and are projected to be $10.4 million higher for the full year as discussed above. The change in other unallocated (charges) income is described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our net interest expense by significant component:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Interest expense	$4.4	$4.6
Interest income	(0.3)	(1.0)
Capitalized interest	(0.5)	(0.5)
Interest expense, net	$3.6	$3.1

Consolidated first quarter 2009 net interest expense increased by $0.5 million over the amount recognized in the first quarter of 2008. This increase resulted from lower interest income due to less favorable market rates of interest earned as well as lower levels of cash and cash equivalents on hand during the first quarter of 2009.

INCOME TAXES

Our effective tax rate was 14.6% in the first quarter of 2009 and 24.2% in the prior year quarter. The following factors impacted the comparability of the tax rates in 2009 versus 2008:

•	In 2009, we recognized a $1.7 million provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in certain foreign tax jurisdictions.
•
In 2008, an agreement with the Republic of Singapore reduced our income tax rate in that country for a period of 10 years, on a retroactive basis back to July 2007, resulting in a $1.0 million tax benefit.

•	Also in 2008, we recognized a $0.1 million net tax provision benefit resulting from the expiration of open tax audit years in certain foreign tax jurisdictions.

The impact of these items reduced our effective tax rate by 10.0 percentage points in 2009 and 3.1 percentage points in 2008. Excluding these discrete items, the annualized effective tax rate was estimated to be 24.6% and 27.4% for 2009 and 2008, respectively. The decrease in the 2009 annualized effective tax rate was primarily due to a change in mix of earnings which resulted in a higher concentration of earnings in jurisdictions where we are subject to lower tax rates, and a fourth quarter 2008 renewal of the U.S. tax credit for certain R&D activities.

EQUITY IN AFFILIATES

The contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico for the first quarter 2009 was $0.4 million favorable compared to the first quarter 2008 results. The first quarter of 2008 reflects our share of Daikyo’s demolition and disposal costs associated with their Crystal Zenith capital expansion project.

NET INCOME ATTRIBUTABLE TO WEST

First quarter 2009 net income attributable to West was $15.4 million, or $0.46 per diluted share, which included restructuring and related charges of $0.7 million, and discrete income tax benefits of $1.7 million. Collectively, these items totaled $1.3 million after tax, or $0.04 per diluted share. Same quarter 2008 net income attributable to West was $26.2 million, or $0.76 per diluted share. Our 2008 results included a net gain on contract settlement proceeds of $1.3 million, restructuring and related charges of $1.0 million, and discrete income tax benefits of $1.1 million. Collectively, these items totaled a net benefit of $0.3 million pre-tax ($1.3 million after tax, or $0.04 per diluted share). Excluding the impact of these items, net income attributable to West in 2009 was below the prior year amount due to the reduction in gross profit on lower sales and higher SG&A costs as described in the respective sections above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the three months ended March 31:

($ in millions)	2009	2008
Net cash used in operating activities	$(3.3)	$(6.9)
Net cash used in investing activities	$(25.2)	$(14.9)
Net cash provided by financing activities	$6.6	$5.8

Cash Flows from Operating Activities - Our first quarter 2009 cash used in operating activities improved $3.6 million compared to the prior year, as the reduction in net income was more than offset by favorable changes in working capital and other assets and liabilities compared to the first quarter of 2008. Included in 2009 net cash used in operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan. Operating cash flows in the 2008 quarter reflected cash payments related to income tax and other tax-related issues in Brazil totaling $12.7 million.

Cash Flows from Investing Activities – In 2009, cash flows used in investing activities were $10.3 million higher than the prior year quarter. Contributing to the increased spending was a $2.5 million earnout payment related to a 2007 acquisition of patents and other intangible assets, and a $6.3 million reduction in redemptions from the Columbia Strategic Cash Portfolio Fund. Our investment in this enhanced money fund, which began an orderly liquidation in December 2007, is discussed in more detail in Note 4, Fair Value Measurements, to the condensed consolidated financial statements.

Capital spending in the first quarter of 2009 totaled $24.2 million, a $1.4 million increase over the prior year quarter. Pharmaceutical Systems’ spending was $16.2 million, a decrease of $4.1 million over the first quarter of 2008. The decrease was attributable to the completion of the first phase of our North American information technology project, the implementation of an enterprise resource planning (“ERP”) system. The first phase involved the replacement of our financial reporting, cash disbursements and order-to-cash systems by the end of the first quarter of 2008. The second phase of this project, focusing on procurement and plant operations, is currently in progress and is expected to be completed in the fourth quarter of 2009. Capital spending for the Tech Group was $1.6 million, a decrease of $0.9 million compared to the prior year quarter as a result of a difference in the timing of equipment upgrades. The remainder of the change was attributable to a reduction in the balance of accrued capital spending, which resulted in an overall increase over the 2008 period.

We anticipate full year 2009 capital spending will be approximately $130 million, including the completion of our plastics manufacturing facility in China, plant expansions at Kinston, North Carolina and Clearwater, Florida, and continued funding of our European expansion and the North American information systems project. With the construction of our Grand Rapids, Michigan plant now completed, the majority of our anticipated capital spending within the Tech Group is focused on routine facility and equipment upgrades. We will continue to monitor our level of capital investment throughout 2009 and adjust our plan in accordance with market demand and optimal internal resource allocations.

Cash Flows from Financing Activities – The year-over-year increase in cash flows from financing activities resulted from increased borrowings under our revolving debt facilities, partially offset by higher dividends paid and lower proceeds from the issuance of common stock. In the 2009 period, we borrowed $11.5 million from our revolving credit agreements compared to $9.5 in the same period of 2008. We paid cash dividends totaling $5.0 million ($0.15 per share) during the current year quarter, compared to $4.5 million ($0.14 per share) in the prior year quarter. On February 25, 2009, we declared a cash dividend of $0.15 per share payable May 6, 2009 to stockholders of record at the close of business on April 22, 2009.

Liquidity Measures

The table below presents key liquidity measures as of March 31, 2009 and 2008:

($ in millions)	2009	2008
Cash and cash equivalents	$62.7	$93.6

Working capital	$217.5	$264.1

Current ratio	2.6 to 1	2.7 to 1

Total debt	$387.9	$417.5

Net debt-to-total invested capital	40.0%	38.6%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Working capital at March 31, 2009 decreased $46.6 million, or 17.6%, compared with the balance at March 31, 2008, reflecting lower cash and accounts receivable balances, and a partial liquidation of our investment in the Columbia Strategic Cash Portfolio Fund. Our accounts receivable days-sales-outstanding (“DSO”) ratio was 50.9 days at March 31, 2009 compared to 51.1 days at March 31, 2008. Our inventory turnover ratio was 5.9 and 6.4 at March 31, 2009 and 2008, respectively, which reflected the impact of increased inventory balances at March 31, 2009 as a result of the timing of certain raw materials purchases. The ratio of net debt-to-total invested capital increased slightly as a result of a reduction in total equity caused by the impact of the strengthened U.S. dollar on cumulative foreign currency translation adjustments, which is a component of other comprehensive income.

Included in other current assets and working capital at March 31, 2009 and December 31, 2008 was approximately $9.3 million held in escrow representing judicial deposits to the government of Brazil related to positions taken in prior years on social security, excise, and other tax returns. These deposits were made in order to discontinue any further interest or penalties from accruing while we proceed with the related court proceedings and the determination of final settlement amounts. The liability associated with these tax exposures was recorded in taxes other than income on the condensed consolidated balance sheets and was also reflected as a component of working capital in the table above.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency revolving credit agreement, which we generally use for working capital requirements. As of March 31, 2009, we had available $156.1 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds. This facility expires in 2011, and market conditions at that time could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

Current Market Conditions

Through the three months ended March 31, 2009, actual returns for our U.S. pension plan are significantly below our expected long-term rate of return of 7.75% due to the continuing adverse conditions in the equity and debt markets. Continued actual returns below this expected rate may affect the amount and timing of future contributions to the plan and may increase our pension expense in future periods. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2009; however, we have made a $10.0 million voluntary contribution during January 2009.

Current global economic conditions and instability in the financial markets have increased our exposure to the possible liquidity and default risks of our vendors, suppliers and other counterparties with which we conduct business. It is possible that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. We periodically monitor our customers’ and key vendors’ financial condition and assess their liquidity in order to mitigate our counterparty risks. If our key suppliers are unable to provide raw materials needed for our products, we may be unable to fulfill sales orders in a timely manner due to the rigorous qualification process. To date, we have not experienced any significant increase in customer collectibility risks, nor have we experienced increased supply risks due to vendor insolvency. We do not expect that recent global credit market conditions will have a significant impact on our liquidity; however, the world financial markets have recently experienced extreme disruption. Accordingly, no assurance can be given that the ongoing economic downturn will not have a material adverse effect on our liquidity or capital resources.

Commitments and Contractual Obligations

No significant changes to contractual obligations occurred during the first three months of 2009.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2008.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the first quarter of 2009, and the impact, if any, on our financial position or results of operations, see Note 13 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2009, we implemented an economic hedging strategy which we believe will reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. Specifically, we purchased a series of crude oil call options to hedge a portion of our forecasted elastomer purchases during the months of July through December 2009. Call options are designed to effectively cap our cost of the crude oil component of elastomer prices, allowing us to limit our exposure to increasing petroleum prices. With these call option contracts, we still benefit from a decline in crude oil prices, as there is no downward exposure other than the premiums that we paid to enter into the contracts.

There have been no material changes in market risk and no other material changes to the information provided in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls

We are in the process of implementing SAP, an ERP system, over a multi-year period for our North American operations. During 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems. The second phase of this SAP project is focused on procurement and plant operations. The implementation of the second phase started in late 2008 and is expected to continue on a plant-by-plant basis through 2009. These implementations have resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by this project and believe that our controls remained effective.

During the period covered by this report, there have been no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2009 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2009	-	$-	-	-
February 1 – 28, 2009	7,077	$32.26	-	-
March 1 – 31, 2009	40,022	$30.98	-	-
Total	47,099	$31.17	-	-

(1)      Includes 13,932 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 6,568 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 26,599 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on the vesting of incentive and restricted stock awards, as part of the 2007 Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 6, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.[1]
10.1	First Agreement to Amend to Agreement between the Company and The Goodyear Tire & Rubber Company.[2]
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

2 Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

F - 1