Form 10-Q
period 2009-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2009-08-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 32,890,714 shares of the Registrant’s common stock outstanding.

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key bought-in components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases;

•	deflation of selling prices under contracts requiring periodic price adjustments based on published cost-of-living or similar indices; and

•	claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying us for the cost of such claims.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•
dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties, including costs and risks associated with planned upgrades to existing business systems;

•	the effects of a prolonged U.S. or global economic downturn or recession;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, and Japanese Yen;

•	changes in tax law or loss of beneficial tax incentives;

•	the conclusion of unresolved tax positions inconsistent with currently expected outcomes;

•	significant losses on investments of pension plan assets relative to expected returns on those assets could increase our pension expense and funding obligations in future periods; and

•	the potential delay, suspension or elimination of customers’ research and development efforts and overall spending resulting from continued uncertainty regarding federal healthcare reform efforts.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$261.0	$279.3	$503.4	$550.0
Cost of goods and services sold	182.3	195.7	355.4	382.9
Gross profit	78.7	83.6	148.0	167.1
Research and development	4.7	4.9	8.9	10.3
Selling, general and administrative expenses	45.1	40.9	88.0	81.0
Restructuring and other items (Note 2)	0.3	(4.8)	1.2	(4.9)
Operating profit	28.6	42.6	49.9	80.7
Interest expense	3.5	4.2	7.4	8.3
Interest income	(0.1)	(0.7)	(0.4)	(1.7)
Income before income taxes	25.2	39.1	42.9	74.1
Income tax expense	6.0	10.8	8.6	19.2
Equity in net income of affiliated companies	0.5	0.6	0.8	0.5
Net income	19.7	28.9	35.1	55.4
Less: net income attributable to noncontrolling interests	-	0.2	-	0.4
Net income attributable to common shareholders	$19.7	$28.7	$35.1	$55.0

Net income per share attributable to common shareholders:
Basic	$0.60	$0.89	$1.07	$1.70
Diluted	$0.57	$0.82	$1.03	$1.58
Weighted average common shares outstanding	32.8	32.4	32.7	32.3
Weighted average shares assuming dilution	36.2	36.3	36.2	36.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash, including cash equivalents	$84.3	$87.2
Accounts receivable, net	143.4	128.6
Inventories	130.0	115.7
Short-term investments	2.6	4.3
Deferred income taxes	4.3	5.1
Other current assets	31.6	25.3
Total current assets	396.2	366.2
Property, plant and equipment	1,010.8	965.0
Less accumulated depreciation and amortization	462.8	434.0
Property, plant and equipment, net	548.0	531.0
Investments in affiliated companies	34.4	33.6
Goodwill	105.6	105.3
Deferred income taxes	63.8	63.7
Intangible assets, net	48.6	50.0
Other noncurrent assets	20.9	18.9
Total Assets	$1,217.5	$1,168.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$3.9	$3.9
Accounts payable	60.7	67.6
Pension and other postretirement benefits	2.1	2.0
Accrued salaries, wages and benefits	44.8	42.3
Income taxes payable	0.9	2.7
Taxes other than income	14.3	7.0
Other current liabilities	34.8	33.6
Total current liabilities	161.5	159.1
Long-term debt	386.3	382.1
Deferred income taxes	23.2	20.4
Pension and other postretirement benefits	82.2	86.0
Other long-term liabilities	31.3	34.0
Total Liabilities	684.5	681.6
Commitments and contingencies (Note 12)
Total Equity	533.0	487.1
Total Liabilities and Equity	$1,217.5	$1,168.7

See accompanying notes to condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
    West Pharmaceutical Services, Inc. and Subsidiaries
    (In millions, except per share data)

	Common Stock			Treasury Stock
	Number of shares issued	Common Stock	Capital in excess of par value	Number of shares	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2008	34.3	$8.6	$69.4	(1.6)	$(63.2)	$517.2	$(44.9)	$487.1
Net income						35.1		35.1
Stock-based compensation			3.5					3.5
Shares issued under stock plans			(1.7)	0.2	5.2			3.5
Shares repurchased for employee tax withholdings				-	(0.9)			(0.9)
Excess tax benefit from stock option exercises			1.1					1.1
Cash dividends declared ($0.30 per share)						(9.9)		(9.9)
Other comprehensive income, net of tax							13.5	13.5
Balance, June 30, 2009	34.3	$8.6	$72.3	(1.4)	$(58.9)	$542.4	$(31.4)	$533.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$35.1	$55.4
Depreciation	29.5	27.8
Amortization	2.0	2.1
Other non-cash items, net	12.3	7.8
Changes in assets and liabilities	(32.8)	(44.2)
Net cash provided by operating activities	46.1	48.9

Cash flows from investing activities:
Capital expenditures	(48.8)	(53.2)
Acquisition of patents and other long-term assets	(2.9)	(0.4)
Proceeds from redemption of investments	1.9	11.1
Other	0.1	0.1
Net cash used in investing activities	(49.7)	(42.4)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit agreements, net	6.4	(7.9)
Changes in other debt	(0.2)	(0.2)
Dividend payments	(9.9)	(9.1)
Excess tax benefit from stock option exercises	1.1	3.1
Shares repurchased for employee tax withholdings	(0.9)	(3.2)
Issuance of common stock from treasury	2.8	3.0
Net cash used in financing activities	(0.7)	(14.3)

Effect of exchange rates on cash	1.4	1.7
Net decrease in cash and cash equivalents	(2.9)	(6.1)

Cash, including cash equivalents at beginning of period	87.2	108.4
Cash, including cash equivalents at end of period	$84.3	$102.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in equity for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements for the three and six month periods ended June 30, 2009 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2008 annual report on Form 10-K.

Note 2:  Restructuring and Other Items

Restructuring and other items consist of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Restructuring and related charges:
Severance and post-employment benefits	$0.1	$0.3	$0.4	$1.1
Asset write-offs	0.1	0.9	0.4	1.0
Other	0.2	0.2	0.3	0.3
Total restructuring and related charges	0.4	1.4	1.1	2.4
Other items:
Contract settlement and related gain	-	(6.6)	-	(7.9)
Foreign exchange (gains) losses	(0.3)	-	-	0.3
Other	0.2	0.4	0.1	0.3
Total other items	(0.1)	(6.2)	0.1	(7.3)
Total restructuring and other items	$0.3	$(4.8)	$1.2	$(4.9)

Restructuring and Related Charges

During the three and six month periods ended June 30, 2009, we incurred $0.4 million and $1.1 million, respectively, in restructuring and related charges as part of our 2007 plan to align the plant capacity and workforce of the Tech Group with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products.  Total cash payments of $0.6 million, for severance and related costs, were made during the six months ended June 30, 2009.

Other Items

In February of 2008, we entered into an agreement with our former customer, Nektar Therapeutics, that provided for the full reimbursement of, among other things, severance-related costs, equipment, purchased raw materials and components, lease and other facility costs associated with the shutdown of manufacturing operations related to Nektar’s Exubera® device. As part of the termination agreement, we received payments in the second quarter of 2008, offset by related costs incurred, resulting in a net second quarter gain of $6.6 million.  For the six month period ended June 30, 2008, our total gain on the contract settlement was $7.9 million.

Note 3:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year earnings before taxes, adjusted for the impact of discrete quarterly items. Tax effects not related to pre-tax income in the current year are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first half of 2009, we recorded a $1.7 million tax benefit resulting from the expiration of open tax years in certain jurisdictions, as well as the completion of a tax audit which directly reduced our total unrecognized tax benefits. Our annual effective tax rate for 2009, excluding discrete quarterly items, is estimated to be 24.4%.

In the first quarter of 2008, we completed an agreement with the Republic of Singapore which reduced our Singapore income tax rate for a period of 10 years on a retroactive basis back to July 2007. As a result of this agreement, our six month 2008 results contained a $1.0 million tax benefit which represented the remeasurement of our current and deferred income tax liabilities at the revised rate. In addition, during the first half of 2008, we recorded an unrelated $0.1 million net tax benefit resulting from the expiration of open audit years in certain tax jurisdictions.

It is reasonably possible that due to the expiration of certain statutes during the next 12 months, the total amount of unrecognized tax benefits may be reduced further by approximately $2.3 million. During both of the six month periods ended June 30, 2009 and 2008, we recognized $0.1 million in tax-related interest expense and penalties. Accrued interest was $1.1 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2005 through 2008. We are also subject to examination in various state and foreign jurisdictions for tax years 2000 through 2008.

Note 4:  Derivative Financial Instruments

We account for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. As part of our ongoing business operations, we are exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, call options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of June 30, 2009, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

We have entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of June 30, 2009, there were six monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $5.4 million.

The last contract in this series matures on December 15, 2009. The contracts effectively fix the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.28 USD per Euro while allowing us to benefit from any currency movement between 1.28 and 1.46 USD per Euro. As of June 30, 2009, the Euro was equal to 1.40 USD.

We have also entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk related to forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of June 30, 2009, there were six contracts outstanding at ¥33.5 million each, for an aggregate notional amount of ¥201.0 million. The last contract matures on December 15, 2009. The contracts effectively fix the Euro to Yen (“JPY”) exchange rate for a portion of our anticipated needs at a maximum of 131.00 JPY per Euro while allowing us to benefit from any currency movement between 131.00 and 145.75 JPY per Euro. As of June 30, 2009, the Euro was equal to 134.24 JPY.

We periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of June 30, 2009, there were two contracts outstanding. The first contract had a notional amount of €6.0 million and was settled on July 31, 2009. The second contract had a notional amount of €9.0 million and was settled on July 15, 2009. Changes in the fair value of these derivatives are recognized within restructuring and other items and are offset by the changes in the fair values of the underlying exposures being hedged.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $14.4 million pre-tax ($8.9 million after tax) on this debt is recorded within accumulated other comprehensive income as of June 30, 2009.  We have also designated our 2.7 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At June 30, 2009, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $5.5 million pre-tax ($3.4 million after tax) which is also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Pharmaceutical Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In the first quarter of 2009, we purchased a series of crude oil call options, which we believe will reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2009. These options are designed to effectively cap our cost of the crude oil component of elastomer prices, allowing us to limit our exposure to increasing petroleum prices. With these call option contracts, we still benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to enter into the contracts.

As of June 30, 2009, we held call option contracts for a total of 24,000 barrels of crude oil which represent the equivalent of approximately 30% of our exposure to crude oil price increases based upon forecasted elastomer purchases during the respective period. These call options were not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The premium paid for these options in the first quarter of 2009 and their fair value as of June 30, 2009 was approximately $0.1 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value of Financial Instruments, for the balance sheet location and fair values of our derivative instruments as of June 30, 2009.

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the three months ended June 30, 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$-	Cost of goods and services sold
Interest rate swap contracts	2.0	(0.6)	Interest expense
Total	$1.9	$(0.6)

Net Investment Hedges:
Foreign currency-denominated debt	$(7.4)	$-	Restructuring and other items
Total	$(7.4)	$-

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the six months ended June 30, 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$-	Cost of goods and services sold
Interest rate swap contracts	2.7	(1.2)	Interest expense
Total	$3.0	$(1.2)

Net Investment Hedges:
Foreign currency-denominated debt	$2.0	$-	Restructuring and other items
Total	$2.0	$-

During the six month period ended June 30, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to our outstanding fair value hedges.  There was no ineffectiveness related to our cash flow and net investment hedges during the same time period.

Note 5:  Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

In addition, SFAS No. 157 established a fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value into one of the following three levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables summarize the assets and liabilities that are measured at fair value on a recurring basis in the balance sheet:

	Balance at	Basis of Fair Value Measurements
	June 30,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.6	$-	$2.6	$-
Deferred compensation assets	2.8	2.8	-	-
Long-term investments	0.8	-	0.8	-
Commodity contracts	0.1	-	0.1	-
	$6.3	$2.8	$3.5	$-
Liabilities:
Foreign currency contracts	$0.2	$-	$0.2	$-
Interest rate swap contracts	5.6	-	5.6	-
	$5.8	$-	$5.8	$-

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$4.3	$-	$4.3	$-
Deferred compensation assets	2.8	2.8	-	-
Long-term investments	0.8	-	0.8	-
	$7.9	$2.8	$5.1	$-
Liabilities:
Foreign currency contracts	$2.0	$-	$2.0	$-
Interest rate swap contracts	8.2	-	8.2	-
	$10.2	$-	$10.2	$-

Short-term and long-term investments represent our remaining balance in the Columbia Strategic Cash Portfolio Fund. See the discussion below regarding valuation of the fund. Deferred compensation assets are included within other current assets and are valued based on quoted market prices in an active market. The fair value of commodity contracts is included within other current assets.

The fair values of our foreign currency contracts are included within other current liabilities and are valued using quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Columbia Strategic Cash Portfolio Fund

We hold an investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund that includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets.  In December 2007, as a result of adverse market conditions, the fund ceased accepting cash redemption requests and changed to a floating net asset value. The fund then began an orderly liquidation that is expected to continue through 2010 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund. During the first six months of 2009, a total of $1.9 million in redemptions was received. The classification of the remaining balance of $3.4 million as of June 30, 2009 reflects information received from the fund manager regarding the timing of expected distributions.

We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund manager. This value was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At June 30, 2009, the estimated fair value of long-term debt was $314.5 million compared to a carrying amount of $386.3 million. At December 31, 2008, the estimated fair value of long-term debt was $315.1 million and the carrying amount was $382.1 million.

Note 6:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventory balances were as follows:

	June 30,	December 31,
($ in millions)	2009	2008
Finished goods	$51.9	$46.9
Work in process	20.7	18.8
Raw materials	57.4	50.0
	$130.0	$115.7

Note 7:  Net Income Per Share

The following tables reconcile net income and shares, attributable to common shareholders, used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Net income, as reported, for basic net income per share	$19.7	$28.7	$35.1	$55.0
Plus: interest expense on convertible debt, net of tax	1.1	1.1	2.1	2.1
Net income for diluted net income per share	$20.8	$29.8	$37.2	$57.1

Weighted average common shares outstanding	32.8	32.4	32.7	32.3
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	1.0	0.6	1.0
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	36.2	36.3	36.2	36.2

Options to purchase 1.2 million and 1.1 million shares of our common stock for the three and six month periods ended June 30, 2009, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.  There were 0.7 million and 0.6 million antidilutive options outstanding during the three and six month periods ended June 30, 2008, respectively.

Note 8:  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Net income	$19.7	$28.9	$35.1	$55.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	22.9	6.9	10.2	11.2
Defined benefit pension and other postretirement plans	0.3	0.2	1.3	0.2
Net unrealized gains on investment securities	0.2	-	0.2	-
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	1.9	2.5	3.0	0.3
Losses included in net income	(0.6)	(0.5)	(1.2)	(0.7)
Net unrealized gains (losses) on derivatives	1.3	2.0	1.8	(0.4)
Other comprehensive income, net of tax	24.7	9.1	13.5	11.0
Comprehensive income	44.4	38.0	48.6	66.4
Comprehensive income attributable to noncontrolling interests	-	0.2	-	0.4
Comprehensive income attributable to common shareholders	$44.4	$37.8	$48.6	$66.0

Note 9:  Stock-Based Compensation

At June 30, 2009, there were approximately 2.0 million shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance vesting share awards, performance vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In the first half of 2009, we granted 380,500 stock options at an exercise price of $32.09 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted during the first six months of 2009 was $6.95 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.89%; expected life of 5 years based on prior experience; stock volatility of 27.01% based on historical data; and a dividend yield of 1.87%.

We also granted 118,750 performance vesting share (“PVS”) awards at a grant date fair value of $32.09 per share to key employees under the 2007 Plan in the first six months of 2009. Each PVS award entitles the holder to one share of our common stock if annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
Service cost	$2.0	$1.8	$0.2	$0.2	$2.2	$2.0
Interest cost	3.6	3.5	0.3	0.3	3.9	3.8
Expected return on assets	(2.9)	(4.1)	-	-	(2.9)	(4.1)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.7	0.5	-	-	1.7	0.5
Net periodic benefit cost	$4.1	$1.4	$0.5	$0.5	$4.6	$1.9

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
U.S. plans	$3.6	$1.0	$0.5	$0.5	$4.1	$1.5
International plans	0.5	0.4	-	-	0.5	0.4
Net periodic benefit cost	$4.1	$1.4	$0.5	$0.5	$4.6	$1.9

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
Service cost	$4.0	$3.7	$0.4	$0.4	$4.4	$4.1
Interest cost	7.2	7.0	0.5	0.5	7.7	7.5
Expected return on assets	(5.9)	(8.3)	-	-	(5.9)	(8.3)
Amortization of transition obligation	-	0.1	-	-	-	0.1
Amortization of prior service credit	(0.6)	(0.6)	-	-	(0.6)	(0.6)
Recognized actuarial losses	3.4	0.9	-	-	3.4	0.9
Net periodic benefit cost	$8.1	$2.8	$0.9	$0.9	$9.0	$3.7

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
U.S. plans	$7.3	$2.1	$0.9	$0.9	$8.2	$3.0
International plans	0.8	0.7	-	-	0.8	0.7
Net periodic benefit cost	$8.1	$2.8	$0.9	$0.9	$9.0	$3.7

Note 11:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Net sales
Pharmaceutical Systems	$197.8	$212.6	$381.1	$420.1
Tech Group	66.8	69.6	129.1	136.0
Intersegment sales	(3.6)	(2.9)	(6.8)	(6.1)
Total net sales	$261.0	$279.3	$503.4	$550.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Operating profit
Pharmaceutical Systems	$34.2	$40.3	$61.6	$83.9
Tech Group	6.1	4.7	10.8	8.4
Corporate costs	(4.9)	(4.5)	(9.5)	(10.1)
Stock-based compensation costs	(2.3)	(1.6)	(3.7)	(4.0)
U.S. pension and other retirement benefits	(4.1)	(1.5)	(8.2)	(3.0)
Restructuring and net contract settlement (costs) gain	(0.4)	5.2	(1.1)	5.5
Total operating profit	28.6	42.6	49.9	80.7
Interest expense	3.5	4.2	7.4	8.3
Interest income	(0.1)	(0.7)	(0.4)	(1.7)
Income before income taxes	$25.2	$39.1	$42.9	$74.1

Our 2008 three and six month results contain net contract settlement gains of $6.6 million and $7.9 million, respectively, offset by restructuring and related charges in the amounts of $1.4 million and $2.4 million for the same periods.

Note 12:  Commitments and Contingent Liabilities

From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of current proceedings cannot be accurately predicted, we believe their ultimate resolution should not have a material adverse effect on our business or financial position. There have been no significant changes to the commitments and contingent liabilities that were included in our annual report on Form 10-K for the year ended December 31, 2008.

Note 13:  New Accounting Standards

Recently Adopted Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations—a replacement of FASB Statement No. 141." This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141(R) to require that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Both pronouncements were effective for us as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. We have applied the provisions of SFAS No. 160 prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption did not have a material impact on our financial statements.

On January 1, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” We did not have any nonfinancial assets or liabilities that required remeasurement upon adoption or during the six months ended June 30, 2009; therefore, there was no impact on our financial statements in the first half of 2009.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” This statement requires enhanced disclosures regarding derivatives and hedging activities, including information about how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Refer to Note 4, Derivative Financial Instruments, for further information and disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009. The adoption did not have a material impact on our financial statements. See Note 4, Derivative Financial Instruments, and Note 5, Fair Value of Financial Instruments, for additional information.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which supersedes FSP FAS 157-3. This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP was effective for us as of June 30, 2009, on a prospective basis. We considered this guidance in our determination of fair values in Note 5, Fair Value of Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS No. 165 as of June 30, 2009. The adoption did not have a material impact on our financial statements. Refer to Note 14, Subsequent Events, for additional information.

Standards Issued Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the position only requires enhanced disclosures, management believes its adoption will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This statement replaces SFAS No. 162 and establishes the codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. Management believes that the adoption of SFAS No. 168 will not have a material impact on our financial statements.

Note 14:  Subsequent Events

On July 6, 2009, we acquired the drug delivery business assets of Plastef Investissements SA, a France-based developer and manufacturer of devices. The purchase price included cash paid at closing of approximately $17.0 million and contingent consideration which is dependent upon the achievement of operating goals and other events over the next several years. The acquisition is not expected to have a significant impact on 2009 earnings.

We have evaluated subsequent events through August 5, 2009, which represents the date the condensed consolidated financial statements were issued.

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

As a result of our global manufacturing and distribution presence, more than half of our sales are generated outside of the U.S. in currencies other than the U.S. dollar. For consolidated financial reporting purposes, transactions and balances reported in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. In general, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. Management expects that the U.S. dollar for the majority of 2009 will be relatively stronger than in 2008 which will have an overall negative effect upon our full-year financial results.

Executive Overview

During the three and six months ended June 30, 2009, we reported revenues of $261.0 million, down 6.6%, and $503.4 million, down 8.5%, respectively, from the same periods a year ago. Excluding the effects of currency, second quarter and first half 2009 revenues increased 0.7% and decreased 1.1%, respectively, compared with the prior year. In addition to unfavorable foreign currency impacts, both 2009 periods reflected the impact of customer inventory reduction and cost-cutting programs due to the current economic uncertainty, the impact of regulatory-related constraints imposed on certain customers’ products and overall reduced consumer products spending. Sales of certain key products for the second quarter including advanced pharmaceutical packaging components and safety and administration systems were slightly ahead of the prior year quarter, lead by West Spectra™ seals and our Mixject™ powdered-drug reconstitution product. In spite of weak economic times, progress continues with our efforts to convert customers to our enhanced product offerings, including advanced coated and/or washed components, that generally lower customers’ total cost while increasing quality.

Second quarter 2009 net income per diluted share was $0.57, which included previously announced Tech Group restructuring and related charges of $0.01 per diluted share. Same quarter 2008 net income per diluted share was $0.82, including a net benefit of $0.09 per diluted share relating to a gain on contract settlement proceeds ($0.11) partially offset by restructuring and related charges ($0.02). Net income per diluted share for the first half of 2009 was $1.03, which included a net benefit of $0.03 per diluted share resulting from discrete income tax benefits ($0.05) partially offset by restructuring and related charges ($0.02). First half 2008 net income per diluted share was $1.58 including a net benefit of $0.13 per diluted share from the gain on contract settlement proceeds ($0.14), discrete income tax benefits ($0.03) and restructuring and related charges ($0.04). Excluding the impact of these discrete items, 2009 net income per diluted share was below the prior year amount due to higher pension and other selling, general and administrative costs, unfavorable effects from foreign currency translation and a reduction in gross profit on lower sales and unfavorable mix and reduced product throughput for the year-to-date period ended June 30, 2009.

Recent Trends and Developments

Pharmaceutical Systems

Although we have been negatively affected by the current economic downturn as evidenced by our customers’ deferral of new development programs and their inventory reduction programs, demand within Pharmaceutical Systems remained relatively strong resulting in increased revenue, excluding currency effects, for the three months ended June 30, 2009 as compared to the prior year quarter. However, our long-term visibility into customer demand remains relatively low as our customers continue to be conservative in their ordering patterns. Looking ahead, orders on-hand as of the end of June 2009 are stronger on a constant-currency basis compared to the same point a year ago. Orders relating to H1N1 influenza virus, or “swine flu”, preparedness are contributing, and we anticipate that additional H1N1-related orders will be received during the second half of the year, although it is too early to determine how many of these orders will be produced and sold in 2009. We remain cautiously optimistic that recent improvement in backlog trends may indicate that customer stock reduction programs have begun to wane, and demand has strengthened in support of current inventory levels. If these trends continue, we expect full-year 2009 sales, excluding the impact from foreign exchange, will exceed those achieved in the prior year.

Tech Group

Despite year-to-date sales shortfalls compared to the prior year, we have been able to generate higher gross margins partly due to higher volumes and improved sales mix from our European operations. Our Tech Group revenues will continue to be adversely affected by weakness in consumer products demand and our customers’ delays in new product launches caused by economic conditions, as well as lower plastic resin prices which are passed-through to customers. Our ability to maintain profit improvement for the remainder of the year may be impacted by lower consumer products volumes in the U.S. and the resulting impact on production efficiency and, therefore, segment operating profits.

As we enter the second half of 2009, we continue to pursue new business opportunities and manage our cost structure to mitigate the impact of lower volumes, while being well positioned to take advantage of a recovering economic climate.

RESULTS OF OPERATONS

For the purpose of aiding the comparison of our quarterly and year-to-year results, we refer in management's discussion and analysis to results excluding the effects of changes in foreign exchange rates. Those re-measured results are not in conformity with U.S. generally accepted accounting principles (“GAAP”) and are considered “non-GAAP financial measures.” The non-GAAP financial measures are intended to explain or aid in the use of, not as a substitute for, the related GAAP financial measures.

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment:

	Three Months Ended		Six Months Ended
Net sales:	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$197.8	$212.6	$381.1	$420.1
Tech Group	66.8	69.6	129.1	136.0
Intersegment sales	(3.6)	(2.9)	(6.8)	(6.1)
Total net sales	$261.0	$279.3	$503.4	$550.0

Consolidated second quarter 2009 net sales decreased by $18.3 million, or 6.6%, compared to those achieved in the prior-year second quarter. Excluding unfavorable foreign currency effects of $20.2 million, or 7.3 percentage points, second quarter 2009 net sales increased $1.9 million, or 0.7%, as compared to the prior year quarter. The higher constant-currency sales were the result of sales price increases that contributed 2.1 percentage points of growth, partially offset by unfavorable sales volumes and mix of 1.4 percentage points.

Net sales for the six months ended June 30, 2009 decreased by $46.6 million, or 8.5%, compared to the first six months of 2008 including an unfavorable foreign exchange impact of $40.5 million, or 7.4 percentage points. Excluding foreign currency translation effects, consolidated 2009 year-to-date net sales decreased $6.1 million, or 1.1%, from the prior year. Unfavorable sales volumes and mix contributed 2.9 percentage points to the decline, which was partially offset by selling price increases of 1.8 percentage points resulting from annual price increases. The healthcare, pharmaceutical and consumer products markets remained relatively soft as the overall weakness from the latter half of 2008 has continued, contributing to the unfavorable sales volume.

Pharmaceutical Systems

Pharmaceutical Systems sales for the second quarter were $14.8 million, or 7.0%, lower than in the corresponding prior year quarter. Excluding the unfavorable foreign exchange impact of $18.2 million, sales increased by $3.4 million, or 1.6%. This increase was the result of higher demand for pharmaceutical packaging products, primarily rubber components used in prefilled injection packaging and lining materials used for insulin applications.

This segment’s sales for the six month period ended June 30, 2009 were $39.0 million, or 9.3%, lower than in the corresponding prior year period, including $36.7 million resulting from unfavorable foreign currency translation effects. Excluding the unfavorable foreign exchange impact, sales declined by $2.3 million, or 0.6%, which was primarily the result of customer stock reduction of disposable medical components including those used in non-filled syringes. Increased sales of pharmaceutical packaging components and safety and administration systems in the period were substantially offset by lower sales of laboratory and other services.

Tech Group

Second quarter 2009 sales were $2.8 million below 2008 levels, including $2.0 million of unfavorable foreign currency translation. Excluding the effect of foreign currency changes, sales were $0.8 million, or 1.1%, below prior year levels resulting from lower sales of consumer products partially offset by increases in sales of healthcare devices. Consumer products sales declined by $4.8 million compared to the prior year quarter due to our decision to exit a specific customer’s consumer products business in Mexico and due to reduced plastic resin costs, which are contractually passed through to many Tech Group customers in the form of adjusted selling prices. Healthcare device sales improved $5.2 million due to increased demand for intra-nasal medical devices manufactured in Europe and disposable healthcare products sales in the U.S., and tooling and other revenue declined $1.2 million compared to the prior-year quarter.

Tech Group year-to-date net sales were $6.9 million below prior-year levels, including unfavorable foreign currency translation effects of $3.8 million. Excluding the effect of foreign currency translation, 2009 year-to-date sales were $3.1 million, or 2.2%, unfavorable to the prior year. This reduction was the result of lower consumer products sales, the majority of which related to decreased selling prices, partially offset by increased sales of healthcare devices in the European and U.S. markets, consistent with the second quarter explanation.

The majority of intersegment sales in all periods presented represent sales of healthcare devices from the Tech Group to Pharmaceutical Systems, which were eliminated in consolidation.

GROSS PROFIT

The following table presents our gross profit and related gross margins by reportable segment:

	Three Months Ended		Six Months Ended
Gross profit:	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems
Gross Profit	$66.9	$73.2	$126.7	$148.1
Gross Margin	33.8%	34.4%	33.2%	35.3%

Tech Group
Gross Profit	$11.8	$10.4	$21.3	$19.0
Gross Margin	17.7%	14.9%	16.5%	13.9%

Consolidated Gross Profit	$78.7	$83.6	$148.0	$167.1
Consolidated Gross Margin	30.2%	29.9%	29.4%	30.4%

Second quarter 2009 consolidated gross profit decreased $4.9 million over the same quarter in 2008. Excluding an unfavorable foreign exchange impact of $6.1 million, gross profit increased by $1.2 million as a result of higher gross margins from the Tech Group. For the six-month period ended June 30, 2009, consolidated gross profit was $19.1 million below that reported in the same period of 2008, including a decline of $11.1 million caused by foreign currency translation. Excluding the foreign exchange impact, gross profit for the first half of the year decreased by $8.0 million due to the lower contribution from Pharmaceutical Systems as described below.

Pharmaceutical Systems

The gross margin percentage for Pharmaceutical Systems declined by 0.6 percentage points and 2.1 percentage points, respectively, for the second quarter and first half of 2009 versus the prior year periods. The majority of the decline was attributable to higher production costs including raw materials, utilities, wage increases, depreciation and lower capacity utilization due to reduced volumes, partially offset by selling price increases and product mix. As the majority of our materials and utilities cost increases were experienced in the latter part of 2008 and have only recently declined, our first half 2009 costs are unfavorable to those experienced in the same period of 2008. In addition, several of our raw material supply contracts include lagging energy cost surcharges, which results in delaying the benefit in periods of declining costs.

Tech Group

Gross margin for the Tech Group improved 2.8 percentage points and 2.6 percentage points, respectively, for the second quarter and first half of 2009 compared to the prior year results. The gross margin performance was largely due to favorable sales volume and mix and improved operating efficiency in our European operations, as we recently increased production capacity to meet higher demand for several higher value medical devices. In addition, we benefited from lower raw material prices on sales of medical devices in both Europe and the U.S. The gains experienced during the first quarter in reduced U.S. plant overhead resulting from our restructuring efforts and improving production efficiencies were largely offset in the second quarter as a result of lower production volumes caused by declining demand for consumer products.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$4.4	$4.5	$8.3	$9.4
Tech Group	0.3	0.4	0.6	0.9
Total R&D expense	$4.7	$4.9	$8.9	$10.3

Total R&D costs during the first half of 2009 were $1.4 million lower than those incurred in the prior year, with the majority of this variance occurring in the first quarter of 2009. R&D expenses have declined as several Pharmaceutical Systems development projects have transitioned into early stages of commercial production and, therefore, the focus has shifted from R&D to expanding production capabilities and related activities.

We expect consolidated R&D costs for the full year 2009 to reach approximately $21.0 million, and a major focus of our innovation team will continue to be the development of our proprietary Crystal Zenith® prefillable syringe systems, advanced injection systems using auto-injector technology, passive needle safety devices and various other applications that help customers mitigate drug product development risks, enhance drug efficacy and improve drug delivery safety for patients and caregivers.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$28.5	$28.8	$57.0	$54.9
SG&A as a % of segment net sales	14.4%	13.5%	14.9%	13.1%

Tech Group	$5.4	$4.7	$9.7	$9.2
SG&A as a % of segment net sales	8.1%	6.8%	7.6%	6.7%

Corporate costs:
General corporate costs	4.8	4.3	9.4	9.9
Stock-based compensation expense	2.3	1.6	3.7	4.0
U.S. pension and other retirement benefits	4.1	1.5	8.2	3.0
Total Selling, General & Administrative costs	$45.1	$40.9	$88.0	$81.0
Total SG&A as a % of total net sales	17.3%	14.6%	17.5%	14.7%

Second quarter and first half 2009 consolidated SG&A expenses were $4.2 million and $7.0 million, respectively, above those recorded in the same periods in 2008. Excluding favorable effects from foreign currency translation of $2.4 million and $4.7 million for the second quarter and first half, respectively, SG&A expenses were $6.6 million and $11.7 million higher than the respective prior-year periods.

In Pharmaceutical Systems, excluding the favorable impact from foreign currency translation, 2009 SG&A expenses increased by $2.0 million and $6.6 million, respectively, over the prior-year second quarter and first half. Compensation costs were $0.4 million and $1.9 million above those incurred in the 2008 second quarter and first half, respectively, due to increased staffing of information technology and other necessary technical and manufacturing support functions and from the impact of annual salary increases. Depreciation expense, primarily associated with our 2008 information systems implementation, accounted for $0.7 million and $1.4 million, respectively, of the second quarter and year-to-date increase.

For the six months ended June 30, 2009, severance and related benefit costs increased by $1.1 million, most of which resulted from our decision to consolidate laboratory functions into our Lionville, PA facility and to relocate certain development center functions to our St. Petersburg, FL plant. Various other costs including utilities, professional services and other facilities costs contributed to the remaining increase in SG&A expense as compared to both the second quarter and first half of 2008.

General corporate SG&A costs for the second quarter and first half were $0.5 million higher and $0.5 million lower, respectively, compared to 2008 levels. The second quarter year-over-year comparison reflects an increase in compensation expense, while the favorability in the first half comparison reflects a reduction in our estimated annual performance-based incentive costs. Stock-based compensation costs for the second quarter 2009 increased $0.7 million due primarily to the impact of our higher stock price on the fair value of our deferred compensation liabilities, and decreased slightly for the year-to-date period. The deferred compensation liability is indexed to our stock price and valued at its quarterly closing market price with the resulting change in value recorded in earnings.

U.S. pension plan expense in the second quarter and first half of 2009 was $2.6 million and $5.2 million, respectively, higher than in the comparable 2008 periods, primarily resulting from lower beginning-of-the-year plan asset values. We anticipate full-year 2009 U.S. pension and other retirement benefit costs to be $10.4 million higher than the $6.0 million incurred during 2008. The costs of non-U.S. pension and other retirement benefit programs are reflected in the operating profit of the respective segment.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items are generally recorded within the respective segment or corporate and are generally attributable to gains and losses on the sale of fixed assets, impairments of segment assets, foreign exchange transaction gains and losses on intercompany and third-party transactions, and miscellaneous royalties and sundry transactions. Certain restructuring and other items considered outside the control of segment management are not allocated to our reporting segments. The following table presents our restructuring charges and other income and expense items for the respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$(0.2)	$(0.4)	$(0.2)	$(0.1)
Tech Group	-	0.6	0.2	0.5
Corporate	0.1	0.2	0.1	0.2
Unallocated charges (credits):
Contract settlement and related gain, net	-	(6.6)	-	(7.9)
Restructuring and related charges	0.4	1.4	1.1	2.4
Total unallocated charges (credits)	0.4	(5.2)	1.1	(5.5)
Total restructuring and other items	$0.3	$(4.8)	$1.2	$(4.9)

There were no significant other income and expense items during the 2009 and 2008 periods presented. Pharmaceutical Systems’ other items in the second quarter and first half of 2008 include miscellaneous income from government grants. Tech Group other expense during the second quarter and first half of 2008 includes the loss on several asset impairment charges.

Contract settlement and related gain, net - In February of 2008 we entered into an agreement with our customer, Nektar Therapeutics, which provided for the full reimbursement of, among other things, severance-related employee costs, purchased raw materials and components, equipment, leases and other facility costs for maintaining and closing the Exubera device production facility. During the first and second quarters of 2008, we received payments from Nektar which more than offset the related costs incurred, resulting in net gains for both the three and six month periods ended June 30, 2008.

Restructuring and related charges – As part of a plan to reduce Tech Group operating costs, we initiated a series of restructuring initiatives at the end of 2007 to align the plant capacity and workforce of our Tech Group with our revised business outlook. The majority of these charges related to severance and post-employment benefits and a smaller portion resulted from asset write-offs and other related costs. The restructuring program was substantially completed during the second quarter of 2009.

OPERATING PROFIT

Operating profit by reportable segment and corporate and other unallocated items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$34.2	$40.3	$61.6	$83.9
Tech Group	6.1	4.7	10.8	8.4
Corporate and other unallocated items:
General corporate costs	(4.9)	(4.5)	(9.5)	(10.1)
Stock-based compensation costs	(2.3)	(1.6)	(3.7)	(4.0)
U.S. pension and other retirement benefits	(4.1)	(1.5)	(8.2)	(3.0)
Other unallocated (charges) income	(0.4)	5.2	(1.1)	5.5
Total operating profit	$28.6	$42.6	$49.9	$80.7

Pharmaceutical Systems’ operating profit for the second quarter and first half was lower than that of the prior year by $6.1 million and $22.3 million, respectively. Excluding unfavorable foreign currency translation impacts of $3.2 million and $5.2 million, operating profit was $2.9 million and $17.1 million lower for the second quarter and first half of 2009, respectively, as compared to the same 2008 periods. The reduction in operating profit was the result of higher SG&A costs combined with lower gross profit margins as discussed above.

Tech Group operating profit was $1.4 million and $2.4 million above that achieved in the prior-year second quarter and first half, respectively, largely due to the increased gross profit resulting from higher European sales and operating efficiencies and lower production overhead in the U.S. as described above. The impact from foreign currency decreased Tech Group’s operating profit by $0.5 million and $0.9 million during the second quarter and first half of 2009, respectively.

General corporate costs and stock-based compensation costs combined for the second quarter and six months ended June 30, 2009 were $1.1 million above and $0.9 million below, respectively, the prior year levels as described in the SG&A Costs section above. U.S. pension and other retirement benefit costs increased $2.6 million and $5.2 million over the prior year quarter and first half, respectively. The change in other unallocated (charges) income is described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our net interest expense by significant component:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Interest expense	$4.6	$4.8	$9.0	$9.4
Interest income	(0.1)	(0.7)	(0.4)	(1.7)
Capitalized interest	(1.1)	(0.6)	(1.6)	(1.1)
Interest expense, net	$3.4	$3.5	$7.0	$6.6

Consolidated year-to-date 2009 net interest expense increased by $0.4 million over the amount recognized in the first half of 2008. The increase resulted from a lower amount of interest income, partially offset by higher capitalized interest during the 2009 period relating to plant expansion projects in Europe and the construction of our new plastics plant in China.

INCOME TAXES

Our effective tax rate was 23.8% in the second quarter of 2009 and 27.6% in the prior year quarter. The lower rate in 2009 resulted from a reduction in the full year forecasted tax rate during the second quarter of 2009. For the six month period ended June 30, 2009, our effective tax rate was 20.0% compared with 26.0% in the prior year-to-date period. The following discrete items impacted the comparability of the tax rates in 2009 versus 2008:

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

The impact of these items and other miscellaneous discrete charges and credits reduced our effective tax rate by 4.4 percentage points and 0.8 percentage points during the six months ended June 30, 2009 and 2008, respectively. Excluding these discrete items, the annualized effective tax rate was estimated to be 24.4% and 26.8% for 2009 and 2008, respectively. The decrease in the 2009 annualized effective tax rate was primarily due to a fourth quarter 2008 reinstatement of the U.S. tax credit for certain R&D activities and a change in mix of earnings which resulted in a higher concentration of earnings in jurisdictions where we are subject to lower tax rates.

EQUITY IN AFFILIATES

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the second quarter 2009 were slightly lower, while equity earnings for the first half of 2009 were higher by $0.3 million compared to the same periods in 2008. Equity earnings for the first half of 2008 reflected our share of Daikyo’s demolition and disposal costs associated with their Crystal Zenith capital expansion project.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Second quarter 2009 net income attributable to common shareholders was $19.7 million, which included restructuring and related charges of $0.2 million after tax. Same quarter 2008 net income attributable to common shareholders was $28.7 million. Our 2008 results included a net gain on contract settlement proceeds of $4.2 million after tax and restructuring and related charges of $0.9 million after tax. Net income attributable to common shareholders for the first half of 2009 was $35.1 million, which included restructuring and related charges of $0.7 million after tax, and discrete income tax benefits of $1.7 million. First half 2008 net income attributable to common shareholders was $55.0 million which included a net gain on contract settlement proceeds of $5.0 million after tax, restructuring and related charges of $1.5 million after tax, and discrete income tax benefits of $1.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the six months ended June 30:

	2009	2008
Net cash provided by operating activities	$46.1	$48.9
Net cash used in investing activities	(49.7)	(42.4)
Net cash used in financing activities	(0.7)	(14.3)

Cash Flows from Operating Activities - Our first half 2009 cash provided by operating activities declined $2.8 million compared to the prior year as a result of a reduction in net income, partially offset by favorable changes in working capital and other assets and liabilities compared to the first half of 2008. Included in 2009 net cash used in operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan. Operating cash flows in the 2008 first half reflected cash payments related to income tax and other tax-related issues in Brazil totaling $12.7 million. We are pursuing recent governmental tax amnesty law changes in Brazil that may allow us to recover a portion of the penalties and interest paid, however, we are unable to estimate the amount for which we may be eligible and the timing of possible refunds at this time.

Cash Flows from Investing Activities – In 2009, cash flows used in investing activities were $7.3 million higher than the first half of the prior year. Contributing to the increased spending was a $2.5 million earnout payment related to a 2007 acquisition of patents and other intangible assets and a $9.2 million reduction in redemptions from the Columbia Strategic Cash Portfolio Fund, partially offset by lower capital spending in the current year. Our investment in the Columbia Strategic Cash Portfolio Fund is discussed in more detail in Note 5, Fair Value of Financial Instruments, to the condensed consolidated financial statements.

Capital spending in the first half of 2009 totaled $48.8 million, a $4.4 million decrease from the prior year period. Pharmaceutical Systems’ spending was $41.0 million, a decrease of $8.3 million over the first half of 2008 attributable to the 2008 completion of the first phase of our North American information technology project and the expansion of our rubber compounding capacity in Kinston, North Carolina. Capital spending for the Tech Group was $4.2 million, an increase of $0.3 million compared to the prior year first half. The remainder of the change was attributable to a reduction in the balance of accrued capital spending compared to the same period a year ago.

We anticipate full year 2009 capital spending will be between $110.0 million and $120.0 million compared to $138.6 million in the prior year, with the current year forecast reflecting discretionary reductions as certain projects have been placed on hold pending further assessment of market demand through the second half of the year. We will continue to monitor our level of capital investment throughout 2009 and adjust our plan accordingly. Some of the more significant current-year projects include the completion of our plastics manufacturing facility in China, plant expansions at Kinston, North Carolina and Clearwater, Florida, and continued funding of our European expansion and phase two of the North American information systems project focusing on procurement and plant operations.

Cash Flows from Financing Activities – Cash used in financing activities in the six months ended June 30, 2009 was $13.6 million lower than in the prior year as a result of changes in third-party borrowings. During the 2009 period, we borrowed a total of $6.4 million from our revolving credit agreements compared to a $7.9 million net repayment during the same period of 2008. We paid cash dividends totaling $9.9 million ($0.15 per share) during the current year-to-date period, compared to $9.1 million ($0.14 per share) in 2008. On May 6, 2009, we declared a cash dividend of $0.15 per share payable August 5, 2009 to stockholders of record at the close of business on July 22, 2009.

Liquidity Measures

The table below presents key liquidity measures as of June 30, 2009 and 2008:

	2009	2008
Cash and cash equivalents	$84.3	$102.3

Working capital	$234.7	$264.9

Current ratio	2.5 to 1	2.5 to 1

Total debt	$390.2	$398.2

Net debt-to-total invested capital	36.5%	34.9%

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

Working capital at June 30, 2009 decreased $30.2 million, or 11.4%, compared with the balance at June 30, 2008, reflecting lower cash and accounts receivable balances, and a partial liquidation of our investment in the Columbia Strategic Cash Portfolio Fund. Our accounts receivable days-sales-outstanding (“DSO”) ratio was 52 days at June 30, 2009 compared to 53 days at June 30, 2008. Our inventory turnover ratio was 5.8 and 6.3 at June 30, 2009 and 2008, respectively, which reflected the impact of increased inventory balances at June 30, 2009 as a result of the increase in strategic stock of certain raw materials. The ratio of net debt-to-total invested capital increased as a result of a reduction in total equity caused by the impact of the strengthened U.S. dollar on cumulative foreign currency translation adjustments and changes in the funded status of pensions caused by reductions in the value of pension assets, both of which are components of other comprehensive income.

Included in other current assets and working capital at June 30, 2009 and December 31, 2008 was approximately $11.2 million held in escrow representing judicial deposits to the government of Brazil related to positions taken in prior years on social security, excise, and other tax returns. These deposits were made in order to discontinue any further interest or penalties from accruing while we continue with the related court proceedings and the determination of final settlement amounts. The liability associated with these tax exposures was recorded in taxes other than income on the condensed consolidated balance sheets and was also reflected as a component of working capital in the table above. These deposits and associated liabilities may also be subject to change as a result of the recent Brazil tax amnesty program mentioned above, however, we are unable to estimate the impact at this time.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency revolving credit agreement, which we generally use for working capital requirements. As of June 30, 2009, we had available $163.5 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds. This facility expires in 2011, and market conditions at that time could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

Current Market Conditions

Through the six months ended June 30, 2009, actual returns for our U.S. pension plan have improved and are currently at annualized levels above our expected long-term rate of return of 7.75%. We will continue to monitor our returns as the year progresses.

The global economic conditions and instability in the financial markets that began in the second half of 2008 have increased our exposure to the possible liquidity and default risks of our vendors, suppliers and other counterparties with which we conduct business. It is possible that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. We periodically monitor our customers’ and key vendors’ financial condition and assess their liquidity in order to mitigate our counterparty risks. If our key suppliers are unable to provide raw materials needed for our products, we may be unable to fulfill sales orders in a timely manner due to the rigorous qualification process. To date, we have not experienced any significant increase in customer collectibility risks, nor have we experienced increased supply risks due to vendor insolvency. We do not expect that recent global credit market conditions will have a significant impact on our liquidity; however, the world financial markets have recently experienced extreme disruption. Accordingly, no assurance can be given that the ongoing economic downturn will not have a material adverse effect on our liquidity or capital resources.

Commitments and Contractual Obligations

On June 30, 2009, we signed an agreement to acquire the drug delivery business assets of Plastef Investissements SA, for which the closing occurred on July 6, 2009. The purchase price included cash paid at closing of approximately $17.0 million, funded from cash on hand, and contingent consideration which is dependent upon the achievement of operating goals and other events over the next several years. There were no other significant changes to commitments and contractual obligations during the first half of 2009.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2008.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the first half of 2009, and the impact, if any, on our financial position or results of operations, see Note 13 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2009 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2009	-	$-	-	-
May 1 – 31, 2009	600	$32.77	-	-
June 1 – 30, 2009	4,887	$34.33	-	-
Total	5,487	$34.16	-	-

(1)      Includes 600 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 2,936 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 1,951 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as part of the 2007 Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 5, 2009, at which the following matters were voted upon:

(1)	A management proposal for the election of three Class I directors, each for a term of three years, was voted upon as follows:

	For	Withheld
Class I:
Paula A. Johnson	30,250,032	61,488
Anthony Welters	29,729,734	581,786
Patrick J. Zenner	20,681,374	9,630,146

Thomas W. Hofmann, L. Robert Johnson, John P. Neafsey and Geoffrey F. Worden continued as directors for terms expiring at the Annual Meeting of Shareholders in 2010 and Donald E. Morel, Jr., John H. Weiland and Robert C. Young continued as directors for terms expiring at the Annual Meeting of Shareholders in 2011.

(2)
A management proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2009 fiscal year was voted upon. 30,255,565 shares were voted for the proposal, 40,981 shares were voted against and 14,974 shares abstained.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

August 5, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.1
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F - 1