Form 10-Q
period 2009-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2009-11-04
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, there were 33,000,908 shares of the Registrant’s common stock outstanding.

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

•	the effects of a prolonged U.S. or global economic downturn or recession;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen;

•	changes in tax law or loss of beneficial tax incentives;

•	the conclusion of unresolved tax positions inconsistent with currently expected outcomes;

•	significant losses on investments of pension plan assets relative to expected returns on those assets could increase our pension expense and funding obligations in future periods; and

•	the potential delay, suspension or elimination of customers’ research and development efforts and overall spending resulting from continued uncertainty regarding federal healthcare reform efforts.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$258.9	$256.2	$762.3	$806.3
Cost of goods and services sold	187.2	190.2	542.6	573.3
Gross profit	71.7	66.0	219.7	233.0
Research and development	5.1	4.6	14.1	14.8
Selling, general and administrative expenses	44.3	41.5	132.3	122.5
Restructuring and other items (Note 3)	(3.6)	2.0	(2.5)	(2.8)
Operating profit	25.9	17.9	75.8	98.5
Interest expense	3.8	4.3	11.1	12.6
Interest income	(0.3)	(0.4)	(0.6)	(2.1)
Income before income taxes	22.4	14.0	65.3	88.0
Income tax expense	6.0	0.8	14.6	20.0
Equity in net income of affiliated companies	0.8	0.3	1.6	0.8
Net income	17.2	13.5	52.3	68.8
Less: net income attributable to noncontrolling interests	-	0.2	-	0.5
Net income attributable to common shareholders	$17.2	$13.3	$52.3	$68.3

Net income per share attributable to common shareholders:
Basic	$0.52	$0.41	$1.60	$2.11
Diluted	$0.50	$0.40	$1.53	$1.98
Weighted average common shares outstanding	32.9	32.5	32.8	32.4
Weighted average shares assuming dilution	36.4	36.2	36.3	36.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash, including cash equivalents	$79.5	$87.2
Accounts receivable, net	142.5	128.6
Inventories	135.9	115.7
Deferred income taxes	4.4	5.1
Other current assets	36.8	29.6
Total current assets	399.1	366.2
Property, plant and equipment	1,053.7	965.0
Less accumulated depreciation and amortization	483.3	434.0
Property, plant and equipment, net	570.4	531.0
Investments in affiliated companies	35.8	33.6
Goodwill	114.9	105.3
Deferred income taxes	66.8	63.7
Intangible assets, net	56.8	50.0
Other noncurrent assets	20.1	18.9
Total Assets	$1,263.9	$1,168.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$4.0	$3.9
Accounts payable	55.3	67.6
Pension and other postretirement benefits	2.1	2.0
Accrued salaries, wages and benefits	53.2	42.3
Income taxes payable	3.0	2.7
Taxes other than income	13.9	7.0
Other current liabilities	31.3	33.6
Total current liabilities	162.8	159.1
Long-term debt	393.0	382.1
Deferred income taxes	22.2	20.4
Pension and other postretirement benefits	85.2	86.0
Other long-term liabilities	35.0	34.0
Total Liabilities	698.2	681.6
Commitments and contingencies (Note 13)
Total Equity	565.7	487.1
Total Liabilities and Equity	$1,263.9	$1,168.7

See accompanying notes to condensed consolidated financial statements.

    CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
    West Pharmaceutical Services, Inc. and Subsidiaries
    (In millions, except per share data)

	Common Stock			Treasury Stock
	Number of shares issued	Common Stock	Capital in excess of par value	Number of shares	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2008	34.3	$8.6	$69.4	(1.6)	$(63.2)	$517.2	$(44.9)	$487.1
Net income						52.3		52.3
Stock-based compensation			4.2					4.2
Shares issued under stock plans			(4.8)	0.3	10.0			5.2
Shares repurchased for employee tax withholdings				-	(1.1)			(1.1)
Excess tax benefit from stock option exercises			2.1					2.1
Cash dividends declared ($0.30 per share)						(9.9)		(9.9)
Other comprehensive income, net of tax							25.8	25.8
Balance, September 30, 2009	34.3	$8.6	$70.9	(1.3)	$(54.3)	$559.6	$(19.1)	$565.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$52.3	$68.8
Depreciation	46.7	42.2
Amortization	3.1	3.2
Other non-cash items, net	19.3	12.1
Changes in assets and liabilities	(36.3)	(35.3)
Net cash provided by operating activities	85.1	91.0

Cash flows from investing activities:
Capital expenditures	(76.4)	(88.2)
Acquisition of business	(16.9)	-
Acquisition of patents and other long-term assets	(2.8)	(0.4)
Proceeds from redemption of investments	4.2	14.6
Other	0.1	0.8
Net cash used in investing activities	(91.8)	(73.2)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit agreements, net	4.9	(11.3)
Changes in other debt	(0.5)	(0.3)
Dividend payments	(14.8)	(13.6)
Excess tax benefit from stock option exercises	2.1	6.0
Shares repurchased for employee tax withholdings	(1.1)	(5.2)
Issuance of common stock from treasury	4.3	5.6
Net cash used in financing activities	(5.1)	(18.8)

Effect of exchange rates on cash	4.1	(4.9)
Net decrease in cash and cash equivalents	(7.7)	(5.9)

Cash, including cash equivalents at beginning of period	87.2	108.4
Cash, including cash equivalents at end of period	$79.5	$102.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2008 annual report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of results for the full year. We have evaluated subsequent events through November 4, 2009, which represents the date the financial statements were issued.

Note 2:  Acquisition

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA (“Plastef”), a France-based developer and manufacturer of drug delivery devices. Plastef’s products include the Eris safety syringe system, which addresses the market for fixed-needle prefilled syringes and complements our NovaGuard™ safety system. The purchase price included cash paid at closing of $16.9 million and contingent consideration with a fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the next several years. The purchase price allocation consisted primarily of $4.9 million of property, plant and equipment, $7.8 million of goodwill and $8.8 million of other intangible assets, offset by $2.4 million of lease obligations. The assets and liabilities acquired and operating results for Plastef were included within the Tech Group segment from the date of acquisition. Pro forma results were not presented as the acquisition was not considered material to our consolidated balance sheets or results of operations.

Note 3:  Restructuring and Other Items

Restructuring and other items consist of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Restructuring and related charges:
Severance and post-employment benefits	$-	$0.1	$0.3	$1.2
Asset write-offs	-	-	0.5	1.2
Other	-	(0.1)	0.3	0.1
Total restructuring and related charges	-	-	1.1	2.5
Other unallocated (charges) income:
Contract settlement and related costs (gain)	-	1.8	-	(6.1)
Brazil tax amnesty benefit	(3.9)	-	(3.9)	-
Total unallocated (charges) income	(3.9)	1.8	(2.8)	(3.6)
Foreign exchange losses	0.2	0.3	0.1	0.6
Other	0.1	(0.1)	0.2	0.2
Total restructuring and other items	$(3.6)	$2.0	$(2.5)	$(2.8)

Restructuring and Related Charges

During the first nine months of 2009 and 2008, we incurred $1.1 million and $2.5 million, respectively, in restructuring and related charges as part of our 2007 plan to align the plant capacity and workforce of the Tech Group with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products. Total cash payments of $0.7 million and $3.1 million, for severance and related costs, were made during the nine months ended September 30, 2009 and 2008, respectively.

Other Items

In July 2009, the Brazilian government issued regulations which provide taxpayers the opportunity to settle certain tax-related debts under less stringent conditions. During the month of September 2009, we enrolled in this tax amnesty program, which entitles us to a reduction in penalties, interest and other costs previously deposited in escrow accounts with the federal bank of Brazil in exchange for our irrevocable declaration of all specified obligations. As these costs were previously accrued, we recognized a gain of $3.9 million in the third quarter of 2009.

In February of 2008, we entered into an agreement with our former customer, Nektar Therapeutics, that provided for the full reimbursement of, among other things, severance-related costs, equipment, purchased raw materials and components and lease and other facility costs associated with the shutdown of the Exubera® device production facility. During the first half of 2008, we received payments from Nektar, which more than offset the related costs incurred, resulting in a net gain of $6.1 million for the nine month period ended September 30, 2008.

Note 4:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year earnings before taxes, adjusted for the impact of discrete quarterly items. Tax effects not related to current year pre-tax income are recognized as discrete items in the period in which they were deemed more likely than not to be realized. During the first nine months of 2009, we recorded a $2.1 million tax benefit resulting from the expiration of open tax years in certain jurisdictions, as well as the completion of a tax audit which directly reduced our total unrecognized tax benefits. Our annual effective tax rate for 2009, excluding discrete quarterly items, is estimated to be 23.8%.

In the first quarter of 2008, we completed an agreement with the Republic of Singapore which reduced our Singapore income tax rate for a period of 10 years on a retroactive basis back to July 2007. As a result of this agreement, our nine month 2008 results contained a $1.0 million tax benefit which represented the remeasurement of our current and deferred income tax liabilities at the revised rate. In addition, during the first nine months of 2008, we recorded an unrelated $2.3 million net tax benefit resulting from the expiration of open audit years in certain tax jurisdictions.

It is reasonably possible that due to the expiration of certain statutes during the next 12 months, the total amount of unrecognized tax benefits may be reduced further by approximately $2.3 million. During both of the nine month periods ended September 30, 2009 and 2008, we recognized $0.2 million in tax-related interest expense and penalties. Accrued interest was $1.2 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2006 through 2008. We are also subject to examination in various state and foreign jurisdictions for tax years 2002 through 2008.

Note 5:  Derivative Financial Instruments

All derivatives are recorded on the balance sheet at fair value. As part of our ongoing business operations, we are exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, call options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of September 30, 2009, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

We have entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of September 30, 2009, there were three monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $2.7 million. The last contract in this series matures on December 15, 2009. The contracts effectively fix the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.28 USD per Euro while allowing us to benefit from any currency movement between 1.28 and 1.46 USD per Euro. As of September 30, 2009, the Euro was equal to 1.46 USD.

We have also entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk related to forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of September 30, 2009, there were three contracts outstanding at ¥33.5 million each, for an aggregate notional amount of ¥100.5 million. The last contract matures on December 15, 2009. The contracts effectively fix the Euro to Yen (“JPY”) exchange rate for a portion of our anticipated needs at a maximum of 131.00 JPY per Euro while allowing us to benefit from any currency movement between 131.00 and 145.75 JPY per Euro. As of September 30, 2009, the Euro was equal to 131.30 JPY.

We periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of September 30, 2009, there was one contract outstanding, with a notional amount of €3.0 million that settled on October 15, 2009. Changes in the fair value of this derivative are recognized within restructuring and other items and are offset by changes in the fair value of the underlying exposure being hedged.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $18.8 million pre-tax ($11.6 million after tax) on this debt is recorded within accumulated other comprehensive income as of September 30, 2009.  We have also designated our 2.7 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At September 30, 2009, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $7.3 million pre-tax ($4.5 million after tax) which is also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Pharmaceutical Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In the first quarter of 2009, we purchased a series of crude oil call options, which were intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2009. These options were designed to effectively cap our cost of the crude oil component of elastomer prices, allowing us to limit our exposure to increasing petroleum prices. With these call option contracts, we would still benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to enter into the contracts. As of September 30, 2009, we held call option contracts for a total of 6,000 barrels of crude oil. These call options were not designated as hedging instruments.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 6, Fair Value of Financial Instruments, for the balance sheet location and fair values of our derivative instruments as of September 30, 2009.

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the three months ended September 30, 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Interest rate swap contracts	$0.3	$(0.8)	Interest expense
Total	$0.3	$(0.8)

Net Investment Hedges:
Foreign currency-denominated debt	$(6.2)	$-	Restructuring and other items
Total	$(6.2)	$-

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the nine months ended September 30, 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Foreign currency hedge contracts	$0.2	$-	Cost of goods and services sold
Interest rate swap contracts	3.0	(1.9)	Interest expense
Total	$3.2	$(1.9)

Net Investment Hedges:
Foreign currency-denominated debt	$(4.2)	$-	Restructuring and other items
Total	$(4.2)	$-

During the nine month period ended September 30, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to our fair value hedges.  There was no ineffectiveness related to our cash flow and net investment hedges during the same time period.

Note 6:  Fair Value of Financial Instruments

On January 1, 2008, we adopted the new guidance for fair value measurements of financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure requirements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

The guidance also established a fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value into one of the following three levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables summarize the assets and liabilities that are measured at fair value on a recurring basis in our balance sheet:

	Balance at	Basis of Fair Value Measurements
	September 30,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.9	$-	$0.9	$-
Deferred compensation assets	3.3	3.3	-	-
Long-term investments	0.2	-	0.2	-
	$4.4	$3.3	$1.1	$-
Liabilities:
Foreign currency contracts	$0.2	$-	$0.2	$-
Deferred compensation liability	8.5	8.5	-	-
Interest rate swap contracts	6.4	-	6.4	-
	$15.1	$8.5	$6.6	$-

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$4.3	$-	$4.3	$-
Deferred compensation assets	2.8	2.8	-	-
Long-term investments	0.8	-	0.8	-
	$7.9	$2.8	$5.1	$-
Liabilities:
Foreign currency contracts	$2.0	$-	$2.0	$-
Deferred compensation liability	7.5	7.5	-	-
Interest rate swap contracts	8.2	-	8.2	-
	$17.7	$7.5	$10.2	$-

Short-term and long-term investments represent our remaining balance in the Columbia Strategic Cash Portfolio Fund. See the discussion below regarding valuation of the fund. Deferred compensation assets are included within other current assets and are valued based on quoted market prices in an active market. The fair value of the related deferred compensation liability is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair values of our foreign currency contracts are included within other current liabilities and are valued using quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 5, Derivative Financial Instruments, for further discussion of our derivatives.

Columbia Strategic Cash Portfolio Fund

We hold an investment in the Columbia Strategic Cash Portfolio Fund, which is an enhanced cash fund that includes investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets.  In December 2007, the fund began an orderly liquidation that is expected to continue through 2010 and has restricted redemptions to a pro-rata distribution of the underlying securities held by the fund.

During the first nine months of 2009, a total of $4.2 million in redemptions was received. The classification of the remaining balance of $1.1 million as of September 30, 2009 reflects information received from the fund manager regarding the timing of expected distributions. We assessed the fair value of the fund based on the value of the underlying securities as determined by the fund manager. This value was determined using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At September 30, 2009, the estimated fair value of long-term debt was $346.3 million compared to a carrying amount of $393.0 million. At December 31, 2008, the estimated fair value of long-term debt was $315.1 million and the carrying amount was $382.1 million.

Note 7:  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventory balances were as follows:

	September 30,	December 31,
($ in millions)	2009	2008
Finished goods	$56.8	$46.9
Work in process	20.6	18.8
Raw materials	58.5	50.0
	$135.9	$115.7

Note 8:  Net Income Per Share

The following tables reconcile net income and shares, attributable to common shareholders, used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Net income, as reported, for basic net income per share	$17.2	$13.3	$52.3	$68.3
Plus: interest expense on convertible debt, net of tax	1.1	1.1	3.2	3.2
Net income for diluted net income per share	$18.3	$14.4	$55.5	$71.5

Weighted average common shares outstanding	32.9	32.5	32.8	32.4
Assumed stock options exercised and awards vested, based on the treasury stock method	0.6	0.8	0.6	0.8
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	36.4	36.2	36.3	36.1

Options to purchase 0.8 million and 1.1 million shares of our common stock for the three and nine month periods ended September 30, 2009, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.  There were 0.7 million antidilutive options outstanding during both the three and nine month periods ended September 30, 2008.

Note 9:  Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Net income	$17.2	$13.5	$52.3	$68.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.7	(28.1)	21.9	(17.0)
Defined benefit pension and other postretirement plans	1.2	0.6	2.5	0.8
Net unrealized (losses) gains on investment securities	(0.1)	-	0.1	-
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.3	0.7	3.2	1.0
Losses included in net income	(0.8)	(0.7)	(1.9)	(1.3)
Net unrealized (losses) gains on derivatives	(0.5)	-	1.3	(0.3)
Other comprehensive income (loss), net of tax	12.3	(27.5)	25.8	(16.5)
Comprehensive income (loss)	29.5	(14.0)	78.1	52.3
Comprehensive income attributable to noncontrolling interests	-	0.2	-	0.5
Comprehensive income (loss) attributable to common shareholders	$29.5	$(14.2)	$78.1	$51.8

Note 10:  Stock-Based Compensation

At September 30, 2009, there were approximately 2.0 million shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In 2009, we granted 403,000 stock options at a weighted average exercise price of $32.12 per share to key employees under the 2007 Plan. The exercise price represents the grant date fair value of our stock. Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $6.97 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.92%; expected life of 5 years based on prior experience; stock volatility of 27.02% based on historical data; and a dividend yield of 1.87%.

We also granted 118,750 performance-vesting share (“PVS”) awards at a grant date fair value of $32.09 per share to key employees under the 2007 Plan in the first nine months of 2009. Each PVS award entitles the holder to one share of our common stock if annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
Service cost	$1.9	$1.9	$0.2	$0.2	$2.1	$2.1
Interest cost	3.8	3.5	0.2	0.2	4.0	3.7
Expected return on assets	(3.0)	(4.1)	-	-	(3.0)	(4.1)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.9	0.4	-	-	1.9	0.4
Net periodic benefit cost	$4.3	$1.4	$0.4	$0.4	$4.7	$1.8

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
U.S. plans	$3.9	$1.1	$0.4	$0.4	$4.3	$1.5
International plans	0.4	0.3	-	-	0.4	0.3
Net periodic benefit cost	$4.3	$1.4	$0.4	$0.4	$4.7	$1.8

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
Service cost	$5.9	$5.6	$0.6	$0.6	$6.5	$6.2
Interest cost	10.9	10.5	0.7	0.6	11.6	11.1
Expected return on assets	(8.9)	(12.4)	-	-	(8.9)	(12.4)
Amortization of transition obligation	0.1	0.1	-	-	0.1	0.1
Amortization of prior service (credit) cost	(0.9)	(0.9)	0.1	0.1	(0.8)	(0.8)
Recognized actuarial losses	5.3	1.4	-	-	5.3	1.4
Net periodic benefit cost	$12.4	$4.3	$1.4	$1.3	$13.8	$5.6

	Pension benefits		Other retirement benefits		Total
	2009	2008	2009	2008	2009	2008
U.S. plans	$11.1	$3.2	$1.4	$1.3	$12.5	$4.5
International plans	1.3	1.1	-	-	1.3	1.1
Net periodic benefit cost	$12.4	$4.3	$1.4	$1.3	$13.8	$5.6

Note 12:  Segment Information

Net sales and operating profit by reportable segment, corporate and other unallocated costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Net sales
Pharmaceutical Systems	$198.1	$190.5	$579.2	$610.6
Tech Group	62.9	68.3	192.0	204.3
Intersegment sales	(2.1)	(2.6)	(8.9)	(8.6)
Total net sales	$258.9	$256.2	$762.3	$806.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Operating profit
Pharmaceutical Systems	$29.9	$23.1	$91.5	$107.0
Tech Group	2.6	5.1	13.4	13.5
Corporate costs	(3.7)	(3.9)	(13.1)	(14.0)
Stock-based compensation costs	(2.5)	(3.1)	(6.3)	(7.1)
U.S. pension and other retirement benefits	(4.3)	(1.5)	(12.5)	(4.5)
Other unallocated (charges) income	3.9	(1.8)	2.8	3.6
Total operating profit	25.9	17.9	75.8	98.5
Interest expense	3.8	4.3	11.1	12.6
Interest income	(0.3)	(0.4)	(0.6)	(2.1)
Income before income taxes	$22.4	$14.0	$65.3	$88.0

Refer to Note 3, Restructuring and Other Items, for further information regarding other unallocated (charges) income.

Note 13:  Commitments and Contingent Liabilities

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

Note 14:  New Accounting Standards

Recently Adopted Standards

In December 2007, the FASB revised the authoritative guidance regarding business combinations. This new guidance establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued a staff position, which requires that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability should be measured in accordance with the relevant guidance that addresses accounting for contingencies. Both of these standards were effective for us as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued authoritative guidance requiring a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. We have applied these provisions prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption did not have a material impact on our financial statements.

On January 1, 2009, we adopted the fair value measurement requirements for non-recurring nonfinancial assets and liabilities, that had previously been deferred for one year. We did not have any nonfinancial assets or liabilities that required remeasurement upon adoption or during the nine months ended September 30, 2009; therefore, there was no impact on our financial statements in the first nine months of 2009.

On January 1, 2009, we adopted new guidance that requires enhanced disclosures regarding derivatives and hedging activities, including information about how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Refer to Note 5, Derivative Financial Instruments, for further information and disclosures.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim, as well as annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted this guidance as of June 30, 2009. The adoption did not have a material impact on our financial statements. See Note 5, Derivative Financial Instruments, and Note 6, Fair Value of Financial Instruments, for additional information.

In April 2009, the FASB issued additional guidance to assist in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This guidance was effective for us as of June 30, 2009, on a prospective basis. We considered this guidance in our determination of fair values in Note 6, Fair Value of Financial Instruments.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance as of June 30, 2009. The adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification™ (the “Codification”), which changes the referencing of financial standards. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. This guidance was effective for us as of September 30, 2009. The adoption did not have a material impact on our financial statements.

Standards Issued Not Yet Adopted

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. This guidance is effective for fiscal years ending after December 15, 2009. As the position only requires enhanced disclosures, management believes its adoption will not have a material impact on our financial statements.

In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. The guidance requires companies to allocate revenue in these types of arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence is not available. This guidance also expands required disclosures and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management believes the adoption will not have a material impact on our financial statements.

Note 15:  Subsequent Events

On November 1, 2009, the Board of Directors of the Company approved plans to restructure certain business operations and re-evaluate specific business initiatives and assets within both the Tech Group and Pharmaceutical Systems segments. The total costs related to these plans are estimated to be between $8.0 million and $10.0 million, which consist of $3.0 million to $4.0 million in cash expenditures, primarily related to severance benefits and $5.0 million to $6.0 million in asset impairment charges. We expect to incur costs of approximately $7.0 million in the fourth quarter of 2009, and the remaining balance in 2010 as the associated costs are incurred.

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

Executive Overview

During the three and nine months ended September 30, 2009, we reported revenues of $258.9 million, up 1.0%, and $762.3 million, down 5.5%, respectively, from the same periods a year ago. In each of the three quarters this year, the U.S. dollar was relatively stronger than in 2008 which had an overall negative effect upon our quarterly and year-to-date financial results. Excluding these currency effects, third quarter and year-to-date 2009 revenues increased 4.3% and 0.6%, respectively, compared with the prior year. Although sales have rebounded moderately in the third quarter, both 2009 periods continue to reflect the impact of customer inventory reduction and cost-cutting programs, the impact of regulatory-related constraints imposed on certain customers’ products and lower consumer and personal care products spending.

Third quarter 2009 net income per diluted share was $0.50, which included a net gain resulting from our participation in a tax amnesty program in Brazil ($0.04) and discrete income tax benefits ($0.01). See Note 3, Restructuring and Other Items, for a discussion of the Brazil tax amnesty benefit. The adverse effects of foreign currency translation reduced net income per diluted share by $0.01 during the third quarter. Same quarter 2008 net income per diluted share was $0.40, including a net benefit of $0.03 per diluted share relating to discrete income tax benefits ($0.06) partially offset by contract settlement costs ($0.03). Excluding the impact of foreign exchange and these discrete items in both years, net income per diluted share in 2009 surpassed 2008 levels by $0.09 as a result of improved gross margins on higher Pharmaceutical Systems sales.

Net income per diluted share for the first nine months of 2009 was $1.53 including a combined benefit of $0.08 per diluted share from the Brazil tax amnesty gain ($0.04) and discrete income tax benefits ($0.06), partially offset by restructuring and related charges ($0.02). The effects of foreign currency translation reduced year-to-date 2009 net income per diluted share by $0.14. Net income per diluted share for the first nine months of 2008 was $1.98 including a net benefit of $0.15 per diluted share from the gain on contract settlement proceeds ($0.11) and discrete income tax benefits ($0.09), partially offset by restructuring and related charges ($0.05). Excluding the impact of foreign currency and discrete items, year-to-date 2009 net income per diluted share fell below the prior year amount by $0.24 due to higher pension and other selling, general and administrative costs and a reduction in gross profit on lower sales and reduced product throughput.

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA (“Plastef”) and its subsidiaries, a France-based developer and manufacturer of drug delivery devices. Plastef’s products include the Eris safety syringe system, which addresses the market for fixed-needle prefilled syringes and complements our NovaGuard™ safety system, which employs the other common syringe format, luer-lock syringes. The business assets included a manufacturing facility located at Le Vaudreuil, Normandy, Plastef’s intellectual property and working capital. The purchase price included cash paid at closing of $16.9 million, funded from cash on hand, and contingent consideration with a fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the next several years. Sales of $4.0 million and operating results for this acquisition are included in our consolidated statements of operations from the date of acquisition, but they are not expected to have a significant impact on 2009 earnings.

Recent Trends and Developments

Pharmaceutical Systems

Although we experienced slower than anticipated growth in orders during the third quarter, as our pharmaceutical customers remain conservative in their ordering patterns, sales improved over the prior year quarter driven by higher sales volume of packaging materials for H1N1 influenza vaccines and improved sales pricing. Excluding unfavorable foreign currency translation effects, Pharmaceutical Systems sales for the third quarter increased almost 8% over the prior year amount. Sales of our value-added pharmaceutical packaging components for the third quarter were ahead of the prior year quarter, led by an increase in Westar® processed stoppers for the H1N1-related orders as we continue with our efforts to convert customers to our enhanced product offerings. Our gross margins also improved during the quarter due to the increased production volumes, higher selling prices and lower raw materials costs. Looking ahead, these favorable sales and gross profit trends are expected to continue into the fourth quarter as orders on-hand at the end of September 2009 were higher than those one year ago on a constant-currency basis. We continue to expect that full-year 2009 sales will exceed those achieved in the prior year, excluding the impact from foreign exchange.

Tech Group

Many of our Tech Group customers have further reduced orders in an attempt to manage inventory levels in response to continued weakness in consumer demand, resulting in lower than expected sales for the third quarter. Sales for the third quarter and first nine months of 2009 were 6% and 4%, respectively, lower than those achieved in the prior year, excluding the impact of foreign currency. Despite lower sales, gross profit for the nine-month period remains above the prior year amount. The trending lower sales are expected to continue for the near term as a number of our U.S.-based customers have postponed plans for new product launches pending further analysis of their markets, which is expected to result in lower year-over-year revenues and a negative impact on margins for the fourth quarter as compared to the prior year period. As we enter the final quarter of 2009, we continue to pursue new business opportunities while aggressively managing our cost structure to mitigate the impact of lower volumes.

Restructuring

In November 2009, we initiated restructuring plans for certain business operations and support functions in both of our reporting segments. The Pharmaceutical Systems plan involves exiting certain specialized laboratory services offerings due to a change in market demand, reducing support personnel primarily associated with information technology applications and discontinuing other non-core initiatives and associated assets. The costs are estimated to be between $6.0 million and $7.0 million, which consist of approximately $2.0 million in cash expenditures, related to severance benefits and $4.0 million to $5.0 million in asset impairment charges primarily related to laboratory equipment and certain plant assets. The Tech Group plan is intended to better align our available production capacity with expected levels of contract manufacturing activity by consolidating manufacturing operations and support functions. The costs of the Tech Group plan are estimated to be between $2.0 million and $3.0 million, which consist of $1.0 million to $2.0 million in cash expenditures for severance and asset relocation costs and approximately $1.0 million in asset impairment charges. In the aggregate, we expect to incur costs of approximately $7.0 million in the fourth quarter of 2009, with the balance in 2010 as the associated costs are incurred. The combined plans are expected to generate savings of approximately $6.0 million in 2010, increasing to approximately $8.0 million annually following completion including approximately $1.0 million in reduced depreciation expense.

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

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment:

	Three Months Ended		Nine Months Ended
Net sales:	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$198.1	$190.5	$579.2	$610.6
Tech Group	62.9	68.3	192.0	204.3
Intersegment sales	(2.1)	(2.6)	(8.9)	(8.6)
Total net sales	$258.9	$256.2	$762.3	$806.3

Consolidated third quarter 2009 net sales increased by $2.7 million, or 1.0%, compared to those achieved in the prior-year third quarter. Excluding unfavorable foreign currency effects of $8.2 million, or 3.3 percentage points, third quarter 2009 net sales increased $10.9 million, or 4.3%, as compared to the prior- year quarter. The higher constant-currency sales were the result of sales price increases that contributed 2.1 percentage points of growth and increased volume and a more favorable mix of higher-value pharmaceutical packaging components.

Net sales for the nine months ended September 30, 2009 decreased by $44.0 million, or 5.5%, compared to the first nine months of 2008 including an unfavorable foreign exchange impact of $48.8 million, or 6.1 percentage points. Excluding foreign currency translation effects, consolidated 2009 year-to-date net sales increased $4.8 million, or 0.6%, from the prior year. The majority of this increase was due to the favorable impact of annual selling price increases of 1.9 percentage points, partially offset by lower year-to-date sales volume and mix of those sales in both of our segments.

Pharmaceutical Systems

Pharmaceutical Systems sales for the third quarter were $7.6 million, or 4.0%, higher than in the corresponding prior year quarter. Excluding the unfavorable foreign exchange impact of $7.2 million, sales increased by $14.8 million, or 7.8%. This increase was the result of higher demand for pharmaceutical packaging products, primarily rubber and metal components used in prefilled injection packaging for insulin applications, and rubber stoppers used in packaging for various drugs including the H1N1 influenza vaccine. The overall increase in sales for the third quarter relating to the H1N1 vaccination effort was estimated at $9.7 million.

This segment’s sales for the nine month period ended September 30, 2009 were $31.4 million, or 5.1%, lower than in the corresponding prior year period, including $43.9 million resulting from unfavorable foreign currency translation effects. Excluding the unfavorable foreign exchange impact, sales increased by $12.5 million, or 2.0%, which was primarily the result of the higher demand for the packaging components mentioned above, partially offset by customer stock reduction of disposable medical components including those used in non-filled syringes.

Tech Group

Third quarter 2009 sales were $5.4 million below 2008 levels, including $1.0 million of unfavorable foreign currency translation. Excluding the effect of foreign currency changes, sales were $4.4 million, or 6.4%, below prior year levels due to reduced volume and lower plastic resin costs, which are contractually passed through to many Tech Group customers in the form of adjusted selling prices. Sales of consumer and personal care products declined by $4.1 million compared to the prior year quarter as a result of our decision to exit a specific customer’s business in Mexico, regulatory action affecting one of our customer’s products and lower resin costs. Healthcare device sales were relatively consistent with the prior year quarter as the incremental $4.0 million in sales from the Plastef acquisition was offset by lower sales volume in the U.S. resulting from third-party legal actions affecting one of our customer’s products and overall reduced demand due to our customers’ stock reduction efforts.

Tech Group year-to-date net sales were $12.3 million below prior-year levels, including unfavorable foreign currency translation effects of $4.9 million. Excluding the effect of foreign currency translation, 2009 year-to-date sales were $7.4 million, or 3.7%, unfavorable to the prior year. This reduction resulted from lower sales of consumer and personal care products, the majority of which related to decreased selling prices and our decision to exit the business in Mexico as discussed above. Partially offsetting the decline in our consumer business was increased sales of healthcare devices resulting from higher demand for an intra- nasal medical device manufactured in Europe and incremental sales from the acquisition of Plastef.

The majority of intersegment sales in all periods presented represent healthcare devices sales from the Tech Group to Pharmaceutical Systems, which were eliminated in consolidation.

GROSS PROFIT

The following table presents our gross profit and related gross margins by reportable segment:

	Three Months Ended		Nine Months Ended
Gross profit:	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems
Gross Profit	$63.4	$56.2	$190.1	$204.3
Gross Margin	32.0%	29.5%	32.8%	33.5%
Tech Group
Gross Profit	$8.3	$9.8	$29.6	$28.7
Gross Margin	13.2%	14.4%	15.4%	14.1%
Consolidated Gross Profit	$71.7	$66.0	$219.7	$233.0
Consolidated Gross Margin	27.7%	25.7%	28.8%	28.9%

Third quarter 2009 consolidated gross profit increased $5.7 million over the same quarter in 2008. Excluding an unfavorable foreign exchange impact of $1.8 million, gross profit increased by $7.5 million as a result of higher gross margins contributed by Pharmaceutical Systems. For the nine-month period ended September 30, 2009, consolidated gross profit was $13.3 million below that reported in the same period of 2008, the majority of which ($12.9 million) related to the impact of foreign currency translation. The year-to-date consolidated gross margin percentage remained substantially unchanged at 28.8% compared to the first nine months of 2008.

Pharmaceutical Systems

The gross margin percentage for Pharmaceutical Systems improved by 2.5 percentage points for the third quarter, but declined by 0.7 percentage points over the first nine months of 2009 versus the prior year periods. The improvement during the third quarter was the result of sales price increases, favorable sales volume and mix and lower raw materials costs, which more than offset higher depreciation expense resulting from our recent capital expansion activity. The decline in the year-to-date comparison was attributable to lower capacity utilization due to reduced volumes and higher raw materials and other production costs, partially offset by selling price increases. As the majority of our raw materials cost increases were experienced in the latter part of 2008 and have only recently declined, our year-to-date 2009 costs continue to be unfavorable to those experienced in the same period of 2008. We expect to benefit from lower raw materials costs which are expected to continue to improve our gross margin percentage in the fourth quarter.

Tech Group

Gross margin for the Tech Group declined by 1.2 percentage points during the third quarter as compared with the prior year, but remained favorable by 1.3 percentage points for the year-to-date period. Margins in the third quarter were adversely affected by lower sales volumes caused by lower demand for consumer and personal care products in the U.S., partially offset by the impact of reduced raw materials costs and improved plant efficiency in the U.S. and Europe. The year-to-date gross margin improvement was largely due to the impact on sales price of reduced resin costs, lower raw materials prices on sales of medical devices in both Europe and the U.S., and improved operating efficiency in our European operations from higher demand for several higher value medical devices.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$4.6	$4.2	$13.0	$13.6
Tech Group	0.5	0.4	1.1	1.2
Total R&D expense	$5.1	$4.6	$14.1	$14.8

Total R&D costs during the first nine months of 2009 were $0.7 million lower than those incurred in the prior year, with the majority of this variance occurring in the first quarter of 2009. R&D expenses have declined as several Pharmaceutical Systems development projects have transitioned into early stages of commercial production and, therefore, the focus has shifted from R&D to expanding production capabilities and related activities.

We expect consolidated R&D costs for the full year 2009 to reach approximately $20.0 million, and a major focus of our innovation team will continue to be the development of our proprietary Crystal Zenith® prefillable syringe systems, advanced injection systems using auto-injector technology, passive needle safety devices and various other applications that help customers mitigate drug product development risks, enhance drug efficacy and improve drug delivery safety for patients and caregivers.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents SG&A costs by reportable segment including corporate and unallocated costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$28.7	$28.7	$85.6	$83.6
SG&A as a % of segment net sales	14.5%	15.1%	14.8%	13.7%

Tech Group	$5.1	$4.4	$14.9	$13.6
SG&A as a % of segment net sales	8.1%	6.5%	7.7%	6.7%

Corporate costs:
General corporate costs	3.7	3.8	13.0	13.7
Stock-based compensation expense	2.5	3.1	6.3	7.1
U.S. pension and other retirement benefits	4.3	1.5	12.5	4.5
Total Selling, General & Administrative costs	$44.3	$41.5	$132.3	$122.5
Total SG&A as a % of total net sales	17.1%	16.2%	17.4%	15.2%

Third quarter and year-to-date 2009 consolidated SG&A expenses were $2.8 million and $9.8 million, respectively, above those recorded in the same periods of 2008. Excluding favorable effects from foreign currency translation of $1.0 million and $5.7 million for the third quarter and year-to-date period, respectively, SG&A expenses were $3.8 million and $15.5 million higher than in the respective prior-year periods.

In Pharmaceutical Systems, excluding the favorable impact from foreign currency translation, 2009 SG&A expenses increased by $1.0 million and $7.5 million, respectively, over the prior-year third quarter and first nine months. Compensation costs were $0.5 million and $2.6 million above those incurred in the 2008 third quarter and first nine months, respectively, due to increased staffing of information technology and other necessary technical and manufacturing support functions and from the impact of annual salary increases. Depreciation expense, primarily associated with our 2008 information systems implementation, accounted for $0.5 million and $1.5 million, respectively, of the third quarter and year-to-date increase. For the nine months ended September 30, 2009, severance and related benefit costs increased by $1.3 million, most of which resulted from our decision to consolidate laboratory functions into our Lionville, PA facility and to relocate certain development center functions to our St. Petersburg, FL plant. Various other costs including utilities, professional services and other facilities costs contributed to the remaining increase in SG&A expense for the year-to-date period as compared to the first nine months of 2008.

Tech Group increases during the third quarter and year-to-date period were the result of annual adjustments to employees’ compensation, costs associated with information systems upgrades and increased depreciation and amortization expense.

General corporate SG&A costs for the third quarter and year-to-date period ended September 30, 2009 were slightly favorable compared to 2008 levels due to lower outside professional service fees and other administrative costs. Stock-based compensation costs for the third quarter 2009 and year-to-date period were also favorable compared to the prior year periods due to adjustments to reflect lower expected attainment in certain periods covered by our long-term performance vesting shares, partially offset by the impact of our higher stock price on the fair value of our deferred compensation liabilities. The deferred compensation liability is indexed to our stock price and valued at its quarterly closing market price with the resulting change in value recorded in earnings.

U.S. pension and other retirement benefits expense in the third quarter and first nine months of 2009 was $2.8 million and $8.0 million higher, respectively, than in the comparable 2008 periods due to increased amortization of actuarial losses and lower expected return on plan assets resulting from the loss in plan asset values during the 2008 stock market decline. We anticipate full-year 2009 U.S. pension and other retirement benefit costs to be $10.6 million higher than the $6.0 million incurred during 2008. The costs of non-U.S. pension and other retirement benefit programs are reflected in the operating profit of the respective segment.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items are generally recorded within the respective segment or corporate and usually consist of gains and losses on the sale of fixed assets, impairments of segment assets, foreign exchange transaction gains and losses on intercompany and third-party transactions, and miscellaneous royalties and sundry transactions. Certain restructuring and other items considered outside the control of segment management are not allocated to our reporting segments.

The following table presents our restructuring charges and other income and expense items for the respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$0.2	$0.2	$-	$0.1
Tech Group	0.1	(0.1)	0.2	0.4
Corporate	-	0.1	0.1	0.3
Unallocated charges (credits):
Brazil tax amnesty benefit	(3.9)	-	(3.9)	-
Contract settlement and related gain, net	-	1.8	-	(6.1)
Restructuring and related charges	-	-	1.1	2.5
Total unallocated charges (credits)	(3.9)	1.8	(2.8)	(3.6)
Total restructuring and other items	$(3.6)	$2.0	$(2.5)	$(2.8)

Brazil tax amnesty benefit – During the month of September 2009, we enrolled in a tax amnesty program which provided for reduced penalties and interest on certain tax-related obligations. Refer to Note 3, Restructuring and Other Items, for a further discussion of this benefit.

Contract settlement and related gain, net - In February of 2008 we entered into an agreement with our customer, Nektar Therapeutics, which provided for the full reimbursement of, among other things, severance-related employee costs, purchased raw materials and components, equipment, leases and other facility costs for maintaining and closing the Exubera device production facility. During the first half of 2008, we received payments from Nektar which more than offset the related costs incurred, resulting in a net gain for the nine-month period ended September 30, 2008.

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

OPERATING PROFIT

Operating profit by reportable segment and corporate and other unallocated items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Pharmaceutical Systems	$29.9	$23.1	$91.5	$107.0
Tech Group	2.6	5.1	13.4	13.5
Corporate and other unallocated items:
General corporate costs	(3.7)	(3.9)	(13.1)	(14.0)
Stock-based compensation costs	(2.5)	(3.1)	(6.3)	(7.1)
U.S. pension and other retirement benefits	(4.3)	(1.5)	(12.5)	(4.5)
Other unallocated (charges) income	3.9	(1.8)	2.8	3.6
Total operating profit	$25.9	$17.9	$75.8	$98.5

Pharmaceutical Systems’ operating profit for the third quarter was higher than that of the prior year by $6.8 million, but the year-to-date operating profit was lower than that of the prior year by $15.5 million. Excluding unfavorable foreign currency translation impacts for the third quarter and year-to-date period of $0.5 million and $5.7 million, respectively, operating profit was $7.3 million higher and $9.8 million lower as compared to the same 2008 periods. The third quarter improvement was the result of the gross profit improvement from higher sales, while the year-to-date period reflects a reduction in operating profit from higher SG&A costs combined with lower gross profit margins as discussed above.

Tech Group operating profit for the third quarter was $2.5 million below that achieved in the prior-year third quarter, largely due to the reduction in sales of consumer and personal care products in the U.S. as described above. The impact from foreign currency decreased Tech Group’s operating profit by $0.2 million and $1.1 million during the third quarter and first nine months of 2009, respectively.

General corporate costs and stock-based compensation costs combined for the third quarter and nine months ended September 30, 2009 were $0.8 million and $1.7 million, respectively, below the prior year levels as described in the SG&A Costs section above. U.S. pension and other retirement benefit costs increased $2.8 million and $8.0 million over the prior year quarter and first nine months, respectively. The change in other unallocated (charges) income is described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our net interest expense by significant component:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Interest expense	$4.6	$4.9	$13.5	$14.3
Capitalized interest	(0.8)	(0.6)	(2.4)	(1.7)
Interest income	(0.3)	(0.4)	(0.6)	(2.1)
Interest expense, net	$3.5	$3.9	$10.5	$10.5

Consolidated interest expense, net for both the current quarter and year-to-date periods are relatively consistent with the prior year periods, as lower interest rates have reduced both interest expense and income. In addition, we are holding less cash on average as compared with the prior year periods. Capitalized interest during the 2009 periods was higher than the prior year due to ongoing plant expansion projects in Europe and the construction of our new plastics plant in China.

INCOME TAXES

Our effective tax rate was 26.5% in the third quarter of 2009 and 5.5% in the prior year quarter. The lower rate in 2008 resulted from the following discrete tax benefits as well as a reduction in the full year forecasted tax rate during the third quarter of 2008. For the nine-month period ended September 30, 2009, our effective tax rate was 22.3% compared with 22.7% in the prior year-to-date period. The following discrete items impacted the comparability of the tax rates in 2009 versus 2008:

•	In 2009, we recognized a $2.1 million net tax provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in various tax jurisdictions.
•
In 2008, an agreement with the Republic of Singapore reduced our income tax rate in that country for a period of 10 years, on a retroactive basis back to July 2007, resulting in a $1.0 million tax benefit.

•	Also in 2008, we recognized a $2.3 million net tax provision benefit resulting from the expiration of open tax audit years in certain tax jurisdictions.

During the third quarter of 2009, we recognized a pre-tax benefit of $3.9 million relating to our participation in the tax amnesty program in Brazil along with the related income tax provision of $2.2 million. The impact of these items and other miscellaneous discrete charges and credits reduced our effective tax rate by 1.5 percentage points and 3.4 percentage points during the nine months ended September 30, 2009 and 2008, respectively. Excluding these discrete items, the annualized effective tax rate was estimated to be 23.8% and 26.1% for 2009 and 2008, respectively. The decrease in the 2009 annualized effective tax rate was primarily due to a fourth quarter 2008 reinstatement of the U.S. tax credit for certain R&D activities and a change in mix of earnings which resulted in a higher concentration of earnings in jurisdictions where we are subject to lower tax rates.

EQUITY IN AFFILIATES

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the three and nine month periods ended September 30, 2009 were higher by $0.5 million and $0.8 million compared to the same periods in 2008. Equity earnings for the prior-year periods reflected our share of Daikyo’s demolition and disposal costs associated with their 2008 Crystal Zenith capital expansion project.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

Third quarter 2009 net income attributable to common shareholders was $17.2 million, which included discrete income tax benefits of $0.4 million, and Brazil tax amnesty benefits of $1.7 million after tax. Same quarter 2008 net income attributable to common shareholders was $13.3 million. Our 2008 results included discrete income tax benefits of $2.2 million and contract settlement costs of $1.1 million after tax. Net income attributable to common shareholders for the first nine months of 2009 was $52.3 million, which included Brazil tax amnesty benefits of $1.7 million after tax, restructuring and related charges of $0.7 million after tax, and discrete income tax benefits of $2.1 million. During the first nine months of 2008, net income attributable to common shareholders was $68.3 million which included a net gain on contract settlement proceeds of $4.0 million after tax, restructuring and related charges of $1.6 million after tax, and discrete income tax benefits of $3.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the nine months ended September 30:

	2009	2008
Net cash provided by operating activities	$85.1	$91.0
Net cash used in investing activities	(91.8)	(73.2)
Net cash used in financing activities	(5.1)	(18.8)

Cash Flows from Operating Activities - Our year-to-date 2009 cash provided by operating activities declined by $5.9 million compared to the prior year as a result of a reduction in net income, partially offset by favorable increase in accounts payable as compared to the first nine months of 2008. Included in 2009 net cash used in operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan. Operating cash flows in the 2008 year-to-date period reflected cash payments related to income tax and other tax-related issues in Brazil totaling $12.7 million.

Cash Flows from Investing Activities – In 2009, cash flows used in investing activities were $18.6 million higher than the first nine months of the prior year. Contributing to the increased spending was the July 6, 2009 acquisition of Plastef for $16.9 million and a $2.5 million earnout payment related to a 2007 acquisition of patents and other intangible assets. Partially offsetting these items were lower 2009 year-to-date capital spending, as described below, and $10.4 million less in redemptions from the Columbia Strategic Cash Portfolio Fund. Our investment in the Columbia Strategic Cash Portfolio Fund is discussed in more detail in Note 6, Fair Value of Financial Instruments, to the condensed consolidated financial statements.

Capital spending in the first nine months of 2009 totaled $76.4 million, an $11.8 million decrease from the prior year period. Pharmaceutical Systems’ spending was $63.5 million, a decrease of $18.0 million over the first nine months of 2008 attributable to the 2008 completion of the first phase of our North American information technology project and the Kinston, North Carolina rubber compounding capacity expansion, and less spending on our European expansion project, partially offset by increased spending on our new plastics plant in China. Year-to-date 2009 capital spending for the Tech Group was $6.8 million, an increase of $0.6 million compared to the prior year period. The remainder of the change was attributable to corporate capital spending and a decrease in the balance of accrued capital spending compared to the same period a year ago.

We anticipate full year 2009 capital spending will be between $110.0 million and $120.0 million compared to $138.6 million in the prior year, with the current year forecast reflecting discretionary reductions as certain projects have been delayed pending further assessment of market demand. We will continue to monitor our level of capital investment throughout the remainder of 2009 and adjust our plan accordingly.

Cash Flows from Financing Activities – Cash used in financing activities in the nine months ended September 30, 2009 was $13.7 million less than in the prior year primarily as a result of changes in third-party borrowings net of an increase in dividends paid. During the 2009 period, we borrowed a total of $4.9 million from our revolving credit agreements compared to an $11.3 million net repayment during the same period of 2008. We paid cash dividends totaling $14.8 million ($0.45 per share) during the current year-to-date period, compared to $13.6 million ($0.42 per share) in 2008. On October 2, 2009, we declared a cash dividend of $0.16 per share payable November 4, 2009 to stockholders of record at the close of business on October 21, 2009.

Liquidity Measures

The table below presents key liquidity measures as of September 30, 2009 and 2008:

	2009	2008
Cash and cash equivalents	$79.5	$102.5

Working capital	$236.3	$245.0

Current ratio	2.5 to 1	2.5 to 1

Total debt	$397.0	$382.5

Net debt-to-total invested capital	35.9%	34.2%

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

Working capital at September 30, 2009 decreased $8.7 million, or 3.5%, compared with the balance at September 30, 2008, reflecting lower cash balances partially offset by increased inventories and notes payable balances. Included in other current assets and working capital at September 30, 2009 was approximately $14.4 million held in escrow representing judicial deposits to the government of Brazil related to positions taken in prior years on social security, excise, and other tax returns. As a result of the 2009 Brazil tax amnesty program, these deposits will be used to settle our outstanding tax-related obligations in that country and an estimated $6.3 million in excess deposits will be returned to us over the next twelve months. Our accounts receivable days-sales-outstanding (“DSO”) ratio was 51 days at September 30, 2009 compared to 48 days at September 30, 2008. Our inventory turnover ratio was 5.7 and 6.4 at September 30, 2009 and 2008, respectively, which reflected the impact of increased inventory balances as a result of an increase in strategic stock of certain raw materials and higher finished goods balances. The ratio of net debt-to-total invested capital increased by 1.7 percentage points as a result of an increase in net debt caused mostly by the lower cash balances, partially offset by an increase in total equity due to earnings net of dividends. The $14.5 million increase in total debt resulted from $6.8 million in net borrowings, foreign exchange increases of $5.3 million and $2.4 million in capital leases acquired from Plastef.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency revolving credit agreement, which we generally use for working capital requirements. As of September 30, 2009, we had available $165.6 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds. This facility expires in February 2011, and market conditions at that time could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

Current Market Conditions

Through the nine months ended September 30, 2009, actual returns on our U.S. pension plan assets have improved and are currently at annualized levels above our expected long-term rate of return of 7.75%. We will continue to monitor our returns as the year progresses.

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

Commitments and Contractual Obligations

There were no significant changes to commitments and contractual obligations during the first nine months of 2009.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2008.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the first nine months of 2009, and the impact, if any, on our financial position or results of operations, see Note 14 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2009 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2009	-	$-	-	-
August 1 – 31, 2009	13,647	$39.58	-	-
September 1 – 30, 2009	-	$-	-	-
Total	13,647	$39.58	-	-

(1)      Includes 300 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 8,187 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 5,160 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as part of the 2007 Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

November 4, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.1
10.1	2009 Supplemental Long-Term Incentive Award.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

F - 1