Form 10-K
period 2009-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2010-02-25
CIK 105770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $1,145,638,234 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2010, there were 33,103,281 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010	Part III

TABLE OF CONTENTS

PART I	Page
ITEM 1. BUSINESS	3
General
Acquisition
West Website
Business Segments
Pharmaceutical Systems Segment
Tech Group Segment
2010 Business Operations Realignment
Restructuring Initiatives
International
Raw Materials
Intellectual Property Rights
Seasonality
Working Capital
Marketing
Order Backlog
Competition
Research and Development Activities
Environmental Regulation
Employees
3 3 3 4 4 6 6 7 7 7 8 8 8 8 9 9 9 10 10
ITEM 1A. RISK FACTORS	10
ITEM 1B. UNRESOLVED STAFF COMMENTS	15
ITEM 2. PROPERTIES	16
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
EXECUTIVE OFFICERS OF THE COMPANY	17

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6. SELECTED FINANCIAL DATA	21
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	78
ITEM 9A. CONTROLS AND PROCEDURES	78
ITEM 9B. OTHER INFORMATION	78

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	79
ITEM 11. EXECUTIVE COMPENSATION	79
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	79
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	80
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	80

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	81

PART I

ITEM 1.  BUSINESS.

General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging, as well as delivery system components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, closures and components used in syringe, intravenous and blood collection systems, prefillable syringe components, and safety and administration systems. Our customers include the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., unless noted otherwise. Exubera® is a registered trademark of Pfizer, Inc. Teflon® is a registered trademark of E.I. DuPont de Nemours and Company. Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd.

Acquisition

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA (“Plastef”), a France-based developer and manufacturer of drug delivery devices. For additional details regarding this acquisition, see Note 2, Acquisition, to our consolidated financial statements.

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

Throughout this Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2009 fiscal year.  Our 2010 Proxy Statement will be available on our website on or about March 31, 2010, under the caption Investors — Proxy Materials.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee Charters, and instructions on how to contact the Board is available on our website under the Investors — Corporate Governance caption.  Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors — Dividend Reinvestment Program caption.  We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, PA 19341.

Business Segments

During the years presented, our business was conducted through two reportable segments: Pharmaceutical Systems and Tech Group.  Comparative segment revenues and related financial information for 2009, 2008 and 2007 are presented in a table contained in Note 6, Segment Information, to our consolidated financial statements and are discussed within Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this 2009 Form 10-K. Intersegment sales are eliminated in consolidation.

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

Our Pharmaceutical Systems business is composed of the following product lines:

Pharmaceutical packaging

•	Elastomeric stoppers and discs, which serve as primary closures for pharmaceutical vials.

•	Secondary closures for pharmaceutical vials called Flip-Off® aluminum seals, consisting of an aluminum seal and a removable plastic button, and in some applications, just an aluminum seal.

•	Elastomeric plungers, needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pen delivery systems.

•	Pharmaceutical containers, closures and dispensers, including the West Ready Pack™ system.

•	Enhanced component processing: NovaPure™, Envision™, VeriSure™, Westar® RS (ready-to-sterilize) and Westar® RU (ready-to-use).

•	Daikyo Crystal Zenith® RU prefillable syringe system.

Disposable medical components

•	Elastomeric components for blood collection systems, as well as flashback bulbs and sleeve stoppers for intravenous dispensing systems.

•	Elastomer and co-molded elastomer/plastic components for infusion and intravenous systems.

•	Non-filled syringe components.

•	Dropper bulbs for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

Safety and administration systems

•	Sterile devices for the reconstitution, transfer and administration of drug products, including patented products such as the Mixject™, Mix2Vial™ and vial adapters.

•	NovaGuard™ passive safety needle system.

Laboratory and other services

•	Extractables and leachables testing, package/container testing, method development/validation, stability testing, process development and problem resolution.

Sales of pharmaceutical packaging components represented approximately 60%, 59% and 57% of consolidated net sales for 2009, 2008 and 2007, respectively. Disposable medical components sales, as a percent of consolidated net sales, were 10%, 10% and 12% for 2009, 2008 and 2007, respectively.

Products and services recently brought to market are the Daikyo Crystal Zenith luer lock syringe, Envisionand the West Ready Pack system. The Daikyo Crystal Zenith syringe is the market’s first silicone-free, ready-to-use prefillable syringe that offers pharmaceutical and biopharmaceutical companies a total system solution that can mitigate the risks associated with glass syringes. Crystal Zenith technology is licensed from Daikyo Seiko, Ltd. West’s Envision components (plungers and stoppers) are inspected by an automated vision inspection system to ensure they meet enhanced quality specifications for visible and subvisible particulate and contamination. The West Ready Pack system is a one-source solution ideal for pharmaceutical research and development and clinical work. Each system comes with West stoppers, Flip-Off seals and vials conveniently packaged in small volumes. Because the components are delivered ready-to-use, component preparation is eliminated from the customer’s processing, saving them time and money.

Our tamper-evident Flip-Off seals consist of a metal overseal and a molded plastic cap that is removed in order to permit needle access to the drug-vial contents.  These are sold in a wide range of sizes and colors to meet customers’ needs for product identification and differentiation. The seals can be provided using proprietary printing and embossing technology for multiple layers of protection, such as point-of-use instructions, item-level information such as vial contents, drug dosage and strength, and cautionary statements that can serve as counterfeiting deterrence.

Elastomeric components are offered in a variety of standard and customer-specific configurations and formulations and are available with advanced barrier films and coatings to enhance their performance. West FluroTec® coating is a film that is applied using a patented molding process to reduce the risk of product loss by contamination, enhance seal integrity and protect the shelf life of packaged drugs. We also apply a Teflon® coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-Coating is a coating applied to the surface of stoppers and plungers using a patented process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-Coating technologies are licensed from Daikyo Seiko, Ltd.

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

Medimop Medical Projects, Ltd. (“Medimop”), one of our wholly owned subsidiaries, is a leader in the world market for transfer, mixing and administration systems for injectable pharmaceuticals. Many injectable drug products are produced as freeze-dried powders in order to preserve product efficacy during shipment and storage. These products must be reconstituted, typically by diluting the powder with sterile water or other diluent at the point of use.  All Medimop products marketed in the United States are cleared by the U.S. Food and Drug Administration (FDA). In addition, many Medimop products are protected by patents.

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

The Tech Group is committed to producing the highest quality injection molded components and devices, which include unique components for surgical, ophthalmic, diagnostic and drug delivery systems, such as contact lens storage kits, pill dispensers and disposable blood collection systems, as well as various personal care and consumer products. The Tech Group’s record of success includes manufacturing and assembly of systems and devices used for nasal, oral, pulmonary and injectable delivery of drugs used to treat diseases affecting people around the world.

Sales of healthcare devices represent approximately 17%, 16% and 18% of consolidated net sales for 2009, 2008 and 2007, respectively.

The Tech Group segment also has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies.  Technologies include multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly.

Our ConfiDose® auto-injector system enhances patient compliance and safety. With ConfiDose, the needle remains shielded at all times and retracts automatically after the injection. The system eliminates preparation steps and automates the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home. The Tech Group segment is responsible for manufacturing and assembling commercial quantities of this system.

2010 Business Operations Realignment

On December 15, 2009, our Board of Directors approved a realignment of our business operations into two new divisions, “Pharmaceutical Packaging Systems” and “Pharmaceutical Delivery Systems,” effective January 1, 2010. Pharmaceutical Packaging Systems will focus on primary container solutions, including components for drug packaging and prefillable syringe systems. The division will consist of our core pharmaceutical packaging products, disposable medical components, and laboratory and other services. The growth strategy for the Pharmaceutical Packaging Systems division includes organic growth through market segmentation, new-product innovation, strategic acquisitions and geographic expansion.

The Pharmaceutical Delivery Systems division will focus on safety and administration systems and multi-component systems for drug administration. It will consist of the injection-molding and assembly business from the current Tech Group segment, advanced injection systems and other innovation-related products and businesses. We intend to pursue growth in the Pharmaceutical Delivery Systems division through the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications.

Restructuring Initiatives

In December 2007, our Board of Directors approved a restructuring plan for the Tech Group in an effort to align our plant capacity and workforce with the revised business outlook and longer-term strategy of focusing the business on proprietary products. As part of this plan, we implemented a series of initiatives to reduce operating costs and increase the manufacturing efficiency of the segment. We incurred a total of $7.5 million in restructuring and related charges, as part of this plan, through its completion in June 2009.

In November 2009, we announced restructuring plans for certain business operations and support functions affecting both of our reporting segments. The Pharmaceutical Systems plan involves exiting certain specialized laboratory service offerings due to a change in market demand, reducing support personnel primarily associated with information technology applications and discontinuing other non-core initiatives and disposing of the associated assets. The Tech Group plan is intended to better align our available production capacity with expected levels of contract manufacturing activity by consolidating manufacturing operations and support functions. We expect to incur approximately $9.0 million in restructuring charges and eliminate an estimated 100 positions as part of these plans. During 2009, Pharmaceutical Systems incurred actual charges of $7.0 million and Tech Group incurred charges of $0.6 million, with the balance expected to be incurred through 2010 as the associated activities are completed. For additional details, see Note 4, Restructuring and Other Items, to our consolidated financial statements.

International

We have significant operations outside the U.S.  They are managed through the same business segments as our U.S. operations – Pharmaceutical Systems and Tech Group.  Sales outside of the U.S. account for approximately 52% of consolidated net sales. For a geographic breakdown of sales, see the table in Note 6, Segment Information, to the consolidated financial statements.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks.  These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in Latin and South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations.  See the discussion under the caption Summary of Significant Accounting Policies - Foreign Currency Translation in Note 1 to our consolidated financial statements. We also have exposure to the impact of changes in currency exchange rates on assets and liabilities that are not denominated in the functional currency of the respective subsidiary. We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt.  This activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies – Financial Instruments and in Note 14, Derivative Financial Instruments, to our consolidated financial statements in this 2009 Form 10-K.

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

Our ten largest customers accounted for 38.3% of our consolidated net sales in 2009, but not one of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2009, our order backlog was $238.7 million, most of which is expected to be filled during fiscal year 2010. The order backlog was $230.1 million at the end of 2008. The increase is primarily due to foreign currency translation. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers, and products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies across our Pharmaceutical Systems product lines. However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and have a significant share of the European market for these components. Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their operations.

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

We spent $18.0 million in 2009, $17.2 million in 2008 and $14.0 million in 2007 on research and development for the Pharmaceutical Systems segment. The Tech Group segment incurred research and development expenses of $1.9 million, $1.5 million, and $2.1 million in the years 2009, 2008 and 2007, respectively.

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

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations. There were no material capital expenditures for environmental control facilities in fiscal year 2009 and there are no material expenditures planned for such purposes in fiscal year 2010.

Employees

As of December 31, 2009, we employed 6,408 people in our operations throughout the world.

ITEM 1A.  RISK FACTORS.

The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2009 Form 10-K contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.

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

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth in the U.S., Europe and Asia, may negatively affect our operating results. Examples of the effects of these continuing global economic challenges include: our suppliers’ and our customers’ inability to access the credit markets at commercially reasonable rates; reduction in sales due to customers decreasing their inventories in the near-term or long-term or due to liquidity difficulties; reduction in sales due to shortages of materials we purchase from our suppliers; reduction in research and development efforts and expenditures by our customers; our inability to hedge our currency and raw material risks sufficiently or at commercially reasonable prices; insolvency of suppliers or customers; inflationary pressures on our supplies or our products; and increased expenses due to growing taxation of corporate profits or revenues. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If global economic and market conditions, or economic conditions in the U.S., Europe or Asia remain uncertain or weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

We are exposed to credit risk on accounts receivable and certain prepayments made in the normal course of business. This risk is heightened during periods when economic conditions worsen.

A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. In addition, we have made prepayments associated with insurance premiums and other advances in the normal course of business. While we have procedures to monitor and limit exposure to credit risk on trade receivables and other current assets, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

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

Our intellectual property assets may not prevent competitive offerings.

Our patents, trademarks and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to ours, nor can there be any assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. In addition, we may be the target of aggressive enforcement of patents held by third parties. Any litigation regarding our intellectual property rights could be time-consuming and costly and the results could be unpredictable.

We are subject to regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the U.S., Europe and other countries, including the FDA and the European Medicines Agency. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. In addition, our analytical laboratories perform certain contract services for drug manufacturers and are subject to the FDA's current good manufacturing practices regulations. We must also register as a contract laboratory with the FDA and are subject to periodic inspections by the FDA. The Drug Enforcement Administration has licensed our contract analytical laboratories to handle and store controlled substances. Failure to comply with applicable regulatory requirements can result in actions that could adversely affect our business and financial performance.

Our business may be adversely affected by changes in the regulation of drug products and devices.

An effect of the governmental regulation of our customers’ drug products, devices, and manufacturing processes is that compliance with regulations makes it costly and time-consuming for customers to substitute or replace components and devices produced by one supplier with those from another. In general terms, regulation of our customers’ products that incorporate our components and devices has increased over time.  However, if the applicable regulations were to be modified in a way that reduced the cost and time involved for customers to substitute one supplier’s components or devices for those made by another, it is likely that the competitive pressure on us would increase and adversely affect our sales and profitability.

Our business may be adversely affected by risks typically encountered in international operations.

We conduct business in most of the major pharmaceutical markets in the world. Sales outside the U.S. account for approximately 52% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant increases or decreases in the amount of those sales or earnings. The main currencies, to which we are exposed, besides the U.S. dollar, are the Euro, British Pound, Danish Krone and Singapore Dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity’s local currency.

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

We employ a supply chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers used by us. This increases the risk that our supply lines may be interrupted in the event of a supplier production problem or financial difficulties. If one of our suppliers is unable to supply materials needed for our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs in time to meet future production needs. Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our operating results, financial condition or cash flows.

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

The disruption of our normal business activities as a result of the implementation of our new enterprise resource planning system and updates to shop floor systems could have an adverse effect on our business and results of operations.

During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems in our North American operations with a new enterprise resource planning (“ERP”) system. Phase two of the ERP project, which focused on the replacement of planning and manufacturing systems, as well as updates to shop floor systems, commenced in late 2008 and was completed in the fourth quarter of 2009.

Our ERP system is critical to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management and prepare our financial statements. We have invested significant capital and human resources in the design and implementation of this system. The inability of the ERP and shop floor systems to work as anticipated could adversely affect our ability to process and ship orders, provide services and customer support, bill and track customers, fulfill contractual obligations and file quarterly or annual reports with the SEC in a timely manner. The resulting disruptions to our business could adversely affect our results of operations, financial condition and cash flows.

Our acquisition strategy may not yield the expected benefits.

We are always analyzing our prospects for growth by acquisition of companies or other entities with developing technology and other assets that we believe would be helpful to our growth and profit. The integration of any or all completed or planned acquisitions may not be successful. The tax and other benefits expected from the acquisitions that we have entered into or may enter into may not materialize due to changes in applicable laws or regulations, uncertainties in the application of laws or regulations or the inability to achieve expected levels of sales and operating profit.

Our recent realignment of our business units may not deliver the expected growth.

Effective January 1, 2010, we realigned our business operations into two divisions, “Pharmaceutical Packaging Systems” and “Pharmaceutical Delivery Systems.” Our new Pharmaceutical Delivery Systems division plans to pursue growth through the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications. Although we believe that this effort will be successful, this division’s growth could suffer if proprietary systems cannot be developed quickly enough or on a cost-efficient basis or if they are not of sufficient commercial value. Growth in this division could also suffer as a result of soft demand by our customers or if anticipated markets for these products do not develop. Additionally, our Pharmaceutical Delivery Systems division will be subject to further regulatory oversight than our business has historically been subject to, and there can be no guarantee that we will be able to successfully meet the new regulatory obligations in a commercially reasonable manner.

The uncertain effects of potential climate change legislation could lead to significantly increased costs.

If legislation or regulations are enacted or promulgated in the U.S., Europe or Asia or any other jurisdictions in which we do business that limit or reduce allowable greenhouse gas emissions and other emissions, such restrictions could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions, and our results of operations. Our manufacturing operations may not be able to operate as planned if we are not able to comply with new legal and regulatory legislation around climate change, or it may become too costly to operate in a profitable manner. Additionally, suppliers’ added expenses could be passed on to us in the form of higher prices and we may not be able to pass on such expenses to our customers through price increases.

The uncertain effects of potential healthcare legislation in the U.S. could lead to significantly increased costs and other unforeseen consequences.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to potential fundamental changes. The effects of this potential legislation and any regulations that emanate from it are uncertain at this time. However, based on drafts of the legislation that have passed in the U.S. Senate and the U.S. House of Representatives and proposals put forth by the Obama Administration, we expect that this potential reform could result in significant costs for us and also for our customers. One proposal, an excise tax on medical device companies, may result in a significant increase in the tax burden on our new Pharmaceutical Delivery Systems division. In addition, this reform may impose enhanced benefit requirements for our employees which could increase our labor costs significantly. Until legislation is final, however, the full range of consequences stemming from this reform is difficult to predict.

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
Jersey Shore, PA
Kearney, NE
Kinston, NC
Lititz, PA
St. Petersburg, FL

South American Operations
Brazil
Sao Paulo

European Operations
Denmark
Horsens

England
St. Austell

France
Le Nouvion
Le Vaudreuil   (2)

Germany
Eschweiler   (1)
Stolberg

Serbia
Kovin

Asia Pacific Operations
China
Shanghai

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
Williamsport, PA

Puerto Rico
Cayey

European Operations
Ireland
    Dublin   (2)

Mold-and-Die Tool Shop:
   European Operations
    Denmark
    Roskilde  (2)

(1)	This manufacturing facility is also used for research and development activities.
(2)	This facility is leased in whole or in part.
(3)	This manufacturing facility is also used for mold and die production.

Our Pharmaceutical Systems segment also owns facilities located in Ra’anana, Israel and Athens, Texas used for research and development activities. Sales offices in various locations are leased under short-term arrangements.

Our manufacturing production facilities are well maintained and are operating generally on two or three shifts.  During the last two years, we made significant strides in increasing our plant capacity in Germany, Serbia, France, Singapore and the U.S. As part of our effort to increase manufacturing capacity, we continue to move forward in establishing a manufacturing presence in the Peoples Republic of China. During 2009, we completed construction of our China plastic components facility and started commercial production. We continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the offices indicated until his successor is chosen and qualified at the regular meeting of the board of directors to be held immediately following the 2010 Annual Meeting of Shareholders.

Name	Age	Position
Joseph E. Abbott	57	Vice President since March 2002 and Corporate Controller since July 2000. He was Director of Internal Audit from June 1997 to July 2000.
Michael A. Anderson	54
Vice President and Treasurer since June 2001.  He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from July 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Steven A. Ellers	59
President since June 2005 and Chief Operating Officer since February 2010.  Previously, he served as Chief Operating Officer from June 2005 through July 2008, Executive Vice President from June 2001 to June 2005 and Chief Financial Officer from April 1998 to July 2000, and he held numerous positions in operations prior thereto.

William J. Federici	50
Vice President and Chief Financial Officer since joining the Company in August 2003.  He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and prior thereto, an audit partner with Arthur Andersen, LLP.

John R. Gailey III	55	Vice President since December 1995, General Counsel since May 1994 and Secretary since November 1991. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Heino Lennartz	44
President, Pharmaceutical Packaging Systems Europe Region since February 2010 and, prior thereto, President, Europe, Pharmaceutical Systems since July 2009.  He was Vice President Finance, MIS & Purchasing for Europe & Asia Pacific from December 2006 until July 2009.  Mr. Lennartz was Vice President Corporate Finance of AIXTRON AG, a leading semiconductor equipment company, from 2003 to 2006 and, prior thereto, held various positions, including Director Business Systems Europe, at GDX Automotive, a rubber and plastic car body sealing system supplier.

Richard D. Luzzi	58
Vice President, Human Resources since June 2002.  He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Donald A. McMillan	51
President, Pharmaceutical Packaging Systems Americas Region since February 2010, and, prior thereto, President, Americas, Pharmaceutical Systems since July 2008.  He was President, North America, Pharmaceutical Systems Division from October 2005 to July 2008 and held numerous positions of increasing responsibility prior thereto, including Vice President, Marketing, North America from September 2002 to October 2005 and Americas Regional Director from July 1997 to September 2000.

Donald E. Morel, Jr., Ph.D.	52
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002.  He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002.  He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John Paproski	53
President, Pharmaceutical Delivery Systems since December 2009.  He was Vice President of Innovation, from January 2005 to December 2009 and Vice President, Global Product Development from August 1996 to January 2005.  He has held numerous other operations and engineering positions within the Company, including Vice President of Rubber Operations from August 1993 to January 2005 and Director of Manufacturing Engineering from 1991 to 1993.

Ron van Dijk	49
President, Pharmaceutical Packaging Systems Asia Pacific Region since February 2010 and, prior thereto, President, Asia Pacific, Pharmaceutical Systems since July 2009.  He has served in a variety of capacities with increasing responsibility since 1997, including as Manager, Financial Planning and Analysis Europe from March 1997 to December 2002, Director of Finance, Europe and Asia Pacific from January 2003 to March 2005, Vice President Finance and MIS for Europe and Asia Pacific from April 2005 to September 2006 and Managing Director and Vice President Asia Pacific from October 2006 to June 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. The high and low prices for the stock for each calendar quarter in 2009 and 2008 and full year 2009 and 2008 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2009	38.50	27.85	35.19	31.28	41.22	31.65	41.77	36.65	41.77	27.85
2008	45.47	36.96	48.92	43.04	52.00	42.26	49.60	29.52	52.00	29.52

As of January 31, 2010, we had 1,210 shareholders of record. There were also 2,741 holders of shares registered in nominee names.  Our common stock paid a quarterly dividend of $0.14 per share in each of the first three quarters of 2008; $0.15 per share in the fourth quarter of 2008 and each of the first three quarters of 2009; and $0.16 per share in the fourth quarter of 2009.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2009 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2009	-	$-	-	-
November 1 – 30, 2009	575	37.44	-	-
December 1 – 31, 2009	15,111	39.57	-	-
Total	15,686	$39.49	-	-

(1)      Includes 654 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 8,223 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 6,809 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as part of the 2007 Plan.

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2009. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2004 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Net sales	$1,055.7	$1,051.1	$1,020.1	$913.3	$699.7
Operating profit	97.5	124.1	94.9	101.0	73.4
Income from continuing operations	72.6	86.6	71.7	61.8	46.1
(Loss) income from discontinued operations	-	-	(0.5)	5.6	0.4
Net income	72.6	86.6	71.2	67.4	46.5
Less: net income attributable to noncontrolling interests	-	0.6	0.5	0.3	0.1
Net income attributable to common shareholders	$72.6	$86.0	$70.7	$67.1	$46.4
Income per share attributable to common shareholders from continuing operations:
Basic (1)	$2.21	$2.65	$2.18	$1.91	$1.48
Diluted (2)	2.12	2.50	2.06	1.83	1.41
(Loss) income per share attributable to common shareholders from discontinued operations:
Basic (1)	-	-	(.02)	.18	.01
Diluted (2)	-	-	(.01)	.17	.01
Weighted average common shares outstanding	32.8	32.4	32.7	32.2	31.1
Weighted average shares assuming dilution	36.3	36.1	36.2	33.6	32.5
Dividends declared per common share	$0.62	$0.58	$0.54	$0.50	$0.46
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$83.1	$87.2	$108.4	$47.1	$48.8
Working capital	226.1	207.1	229.4	124.8	118.8
Total assets	1,271.0	1,168.7	1,185.6	918.2	833.5
Total invested capital:
Total debt	379.6	386.0	395.1	236.3	281.0
Total equity	579.1	487.1	490.9	419.3	344.0
Total invested capital	$958.7	$873.1	$886.0	$655.6	$625.0
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	28.8%	28.8%	28.6%	29.0%	28.1%
Operating profitability (b)	9.2%	11.8%	9.3%	11.1%	10.5%
Effective tax rate	16.2%	21.6%	19.9%	29.1%	29.0%
Return on invested capital (c)	8.9%	11.1%	9.9%	11.2%	9.5%
Net debt-to-total invested capital (d)	33.9%	38.0%	36.9%	31.1%	40.3%
Research and development expenses	$19.9	$18.7	$16.1	$11.1	$7.9
Operating cash flow	137.7	135.0	129.2	139.4	85.6
Stock price range	$41.77-27.85	$52.00-29.52	$54.83-35.20	$52.77-24.83	$29.99-18.58

(1) Based on weighted average common shares outstanding.

(2) Based on weighted average shares, assuming dilution.

(3) Performance measurements represent indicators commonly used in the financial community. They are not measures of financial performance under U.S. GAAP.

(a) Net sales minus cost of goods and services sold, including applicable depreciation and amortization, divided by net sales.
(b) Operating profit divided by net sales.
(c) Operating profit multiplied by one minus the effective tax rate divided by average total invested capital.
(d) Net debt (total debt less cash and cash equivalents) divided by total invested capital net of cash and cash equivalents.

Factors affecting the comparability of the information reflected in the selected financial data:

▪
2009 income from continuing operations includes the impact of restructuring charges and asset impairments of $9.5 million pre-tax, a pre-tax gain on Brazilian tax amnesty benefits of $2.0 million and the recognition of discrete tax benefits totaling $6.1 million. Collectively, these items decreased operating profit by $7.5 million pre-tax and increased income from continuing operations by $0.2 million after tax.

▪
Income from continuing operations in 2008 includes a net pre-tax gain on contract settlement proceeds of $4.2 million, restructuring and related charges of $3.0 million and discrete income tax benefits of $3.5 million. Collectively, these items increased operating profit by $1.2 million pre-tax and increased income from continuing operations by $4.3 million after tax.

▪	On December 29, 2008, we purchased the remaining 10% interest in our Medimop subsidiary for $8.5 million, which resulted in a $5.4 million reduction to the noncontrolling interest balance.

▪
2007 income from continuing operations includes the impact of the restructuring charges at our Tech Group segment, an impairment loss on our Nektar contract intangible asset for the Exubera device and our provisions for Brazilian tax issues, totaling a $26.4 million pre-tax charge ($19.4 million after tax). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million.

▪
During 2007, we issued $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million.  These debentures are convertible into our common stock at any time at a conversion price of $55.85 per share. We have and may use the proceeds for general corporate purposes, which include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and repurchasing our common stock.

▪	2006 income from continuing operations includes a pre-tax loss on extinguishment of debt of $5.9 million ($4.1 million net of tax) and a gain on a tax refund of $0.6 million.

▪
On December 31, 2006, we adopted new guidance which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan, as measured by the difference between the fair value of plan assets and the benefit obligation. The adoption of this guidance resulted in a reduction of shareholder’s equity of $19.7 million ($32.0 million pre-tax, less a $12.3 million deferred tax benefit) at December 31, 2006.

▪	During 2005, we acquired the businesses of Monarch, TGI and Medimop. Our financial statements include the results of acquired businesses for periods subsequent to their acquisition date.

▪
2005 income from continuing operations includes incremental income tax expense of $1.5 million associated with the repatriation of foreign-sourced income under the American Jobs Creation Act of 2004 and a reduction in an estimate for restructuring costs which increased income from continuing operations by $1.3 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for injectable drug delivery and plastic packaging and delivery system components for the pharmaceutical, healthcare and consumer products industries. The vast majority of our business is conducted in the pharmaceutical and healthcare markets. Our mission is to develop and apply proprietary technologies that improve the safety and effectiveness of therapeutic and diagnostic healthcare delivery systems. During the years presented, our business was conducted through two segments - "Pharmaceutical Systems" and "Tech Group." Pharmaceutical Systems focused on primary packaging and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, prefillable syringe components, and safety and administration systems. The Tech Group offered custom contract-manufacturing solutions using plastic injection molding and manual and automated assembly processes targeted to the healthcare and consumer products industries. As described in the Recent Developments section below, beginning in 2010 we realigned our business operations into two new segments. Our customer base includes the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products. We have a global manufacturing footprint with production and distribution facilities in North America, Europe, Latin America, Asia and Australia. West has also formed global partnerships to share technologies and market products with companies in Japan and Mexico.

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the U.S. in currencies other than the U.S. dollar, including 44% in Europe and 8% collectively in South America, Asia and Australia. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. For consolidated financial reporting purposes, transactions and balances reported in foreign currencies must be translated into U.S. dollars based upon applicable foreign currency exchange rates.

2009 Financial Performance Highlights

•	Net sales were $1,055.7 million, marginally higher than the prior year’s sales. Excluding impacts from changes in foreign currency exchange rates, the increase was $37.1 million, or 3.5%.
•
Gross profit increased to $303.6 million, slightly higher than 2008, and our gross margin percentage was consistent with the prior year at 28.8%. Excluding foreign exchange effects, gross profit increased $9.7 million over the 2008 period.

•
Operating profit for our reportable segments was $148.2 million, a decrease of $6.3 million compared with 2008. Including corporate costs and other unallocated charges (credits), operating profit for 2009 was $97.5 million compared with $124.1 million in the prior year.

•	Net income from continuing operations for 2009 was $72.6 million, or $2.12 per diluted share compared to $86.0 million, or $2.50 per diluted share, in the prior year.
•
At December 31, 2009 our total debt was $379.6 million compared with $386.0 million in the prior year and our net debt-to-total invested capital ratio was 33.9%, an improvement of 4.1 percentage points.

•	Our financial position remains very strong, with net cash flow from operations totaling $137.7 million in 2009, compared to $135.0 million in the prior year.
•	Our Board of Directors approved an increase in the quarterly cash dividend from $0.15 to $0.16 per share beginning with the fourth-quarter 2009 dividend.

We achieved higher sales and gross profit in 2009, driven by the strong fourth quarter performance of our Pharmaceutical Systems segment. Despite the recessionary economic conditions and conservative ordering patterns from our customers, we were successful in growing revenues by managing pricing, improving sales mix and capitalizing on unique opportunities such as the H1N1 influenza vaccination effort. Sales volumes were not a significant contributor to growth in 2009 as our customers searched for ways to cut costs including lowering inventories on hand and delaying discretionary development projects. However, we grew revenue by converting customers to our higher value pharmaceutical packaging products that incorporate various post-manufacturing, value-added processes and advanced coatings that enhance quality, minimize defects and incorporate the most rigorous regulatory standards. Increased production levels in the fourth quarter contributed to improved plant utilization and we also saw a return to favorable raw material prices compared with the exceptionally high prices experienced in the second half of 2008 and the majority of 2009. The Tech Group was most affected by economic conditions during 2009 as certain customers withdrew from new product launches, reduced inventories on hand and curtailed purchases in line with lower consumer spending. Consolidated gross profit improved over the prior year as a result of increased demand in the fourth quarter and cost reduction efforts within both segments. The effect of a significant increase in U.S. pension costs, unfavorable foreign currency translation and higher general and administrative costs within our operating segments resulted in lower operating profit for the year. Overall, our pricing management, improved sales mix and manufacturing cost reduction initiatives combined with lower cash paid for taxes outweighed the increased general and administrative costs during 2009, resulting in increased operating cash flows and a reduction in net debt.

RECENT DEVELOPMENTS

Acquisition

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA (“Plastef”) and its subsidiaries, a France-based developer and manufacturer of drug delivery devices. Plastef’s products include the Eris safety syringe system, which addresses the market for fixed-needle prefilled syringes and complements our NovaGuard™ safety system, which employs the other common syringe format, luer-lock syringes. The acquired business assets included a manufacturing facility located at Le Vaudreuil, Normandy, intellectual property and working capital. The purchase price included cash paid at closing of $16.9 million, funded from cash on hand, and contingent consideration with a fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the next five years. Sales and operating results generated from the assets acquired from Plastef are considered part of our Tech Group segment.

Restructuring Initiatives

In December 2007, we launched a restructuring plan for our Tech Group which addressed changes in customers’ marketing plans for certain products and aligned our plant capacity and workforce with the longer-term strategy of focusing the business on proprietary products. As part of this plan, we implemented a series of restructuring initiatives to reduce production and engineering operations, reduce administrative costs, and consolidate our tool shops into one location. During the first half of 2009, we incurred $1.1 million in costs as we completed these restructuring activities. During 2008 and 2007, we incurred restructuring costs totaling $3.0 million and $3.4 million, respectively. In the aggregate, costs of this program consisted of $3.7 million in severance and benefits, $2.6 million in impairments and other asset-related charges, and $1.2 million for contract termination fees and other expenses.

In November 2009, we announced restructuring plans for certain business operations and support functions affecting both of our reporting segments. The Pharmaceutical Systems plan involves exiting certain specialized laboratory service offerings due to a change in market demand, reducing support personnel primarily associated with information technology applications and discontinuing other non-core initiatives and disposing of the associated assets. The costs are estimated to be approximately $7.0 million, which consists of $2.0 million in cash expenditures related to employee severance benefits and $5.0 million in asset impairment charges primarily related to removing certain laboratory equipment and plant assets from service. Annual savings from this portion of the plan are expected to be approximately $4.0 million, including $1.0 million in reduced depreciation expense.

The Tech Group plan is intended to better align our available production capacity with expected levels of contract manufacturing activity by consolidating manufacturing operations and support functions. Total costs of the Tech Group plan are estimated to be approximately $2.0 million, which consists of $1.5 million in cash expenditures for severance and asset relocation costs and $0.5 million in accelerated depreciation due to the shortened useful life of the affected fixed assets. This portion of the plan is expected to generate savings of approximately $2.0 million in 2010, increasing to approximately $4.0 million annually following completion. During 2009, Pharmaceutical Systems incurred actual charges of $7.0 million and Tech Group incurred charges of $0.6 million, with the balance expected in 2010 as the respective activities are completed.

Currency Exchange Rates

Fluctuations in foreign currency exchange rates can have a significant influence on our consolidated financial results. In particular, changes in the Euro exchange rate have the greatest potential to impact results as Euro- denominated sales accounted for 37% of our consolidated sales and 71% of all non-U.S. dollar denominated sales during 2009, and a similar amount in the prior two years. In general, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. During 2009, on average, the U.S. dollar appreciated 5.2% against the Euro and a combined 7.6% against other key currencies, resulting in lower reported revenues of $32.5 million and reduced operating profit of $5.1 million versus the prior year.

For 2010, our projections currently anticipate that changes in foreign currency exchange rates will have a slightly favorable impact on consolidated sales and operating profit resulting from a depreciation of the U.S. dollar relative to 2009 exchange rates.

U.S. Pension Plan Expense

Our expense for U.S. pension and other post-retirement benefits for 2009 was significantly higher than the prior year due primarily to the 2008 market decline in pension plan assets. During 2008, the slowing economy and adverse conditions in equity and debt markets contributed to a 25% decline in the value of our U.S. pension assets, compared to a long-term rate of return assumption at the time of 8.0%. As a result of this and other changes in key actuarial assumptions, we experienced incremental expense of approximately $10.7 million during 2009 versus 2008. As shown in the Results of Operations section below, U.S. pension and other retirement plan expenses are considered a corporate cost and are not allocated to our reportable segments. Actual returns on our U.S. pension plan assets during 2009 were significantly above our revised expected long-term rate of return of 7.75%, and we expect our 2010 expense to be lower than the 2009 amount.

2010 Business Operations Realignment

Effective January 1, 2010 our business operations have been realigned into two new management divisions, “Pharmaceutical Packaging Systems” and “Pharmaceutical Delivery Systems” in order to further align our business units with the underlying markets and customers they serve. Pharmaceutical Packaging Systems will consist of our core pharmaceutical packaging products, disposable medical components, and laboratory and other services. Pharmaceutical Delivery Systems will include safety and administration systems and multi-component systems for drug administration, most of which were manufactured by our Tech Group segment. In addition, the new Pharmaceutical Delivery Systems segment will be responsible for the advancement of new delivery system products currently in development or early-stage marketing. The majority of the costs for these development and marketing activities were previously included in the Pharmaceutical Systems segment. Beginning with the first quarter of 2010, this realignment will result in a change to our reportable segments, and our historical results will be restated accordingly to provide comparative financial information.

2010 BUSINESS OUTLOOK

Although we expect growth to continue to be hampered by a slow economic recovery, our business outlook for 2010 is positive as we anticipate customers will revert to normal ordering patterns and begin to move development programs ahead. We expect full year 2010 revenues to grow moderately, driven by volume and mix improvement from our high-value packaging product offerings, safety and administration systems and the launch of certain innovation products. A smaller portion of our 2010 growth is expected to come from selling price increases which will serve to offset anticipated increases in raw materials and other production costs. Pension costs will remain at relative high levels as a consequence of the plan asset losses experienced during the 2008 market decline, although we expect some improvement from the 2009 expense. We believe that the combination of higher revenues, a better mix of product sales and a lower cost structure, made possible by restructuring initiatives and aggressive lean savings initiatives at our production facilities, will provide for growth in operating profit during 2010.

Although there are a number of uncertainties that could impact our operating results, such as continued consolidation of the pharmaceuticals industry, the outcome of pending U.S. healthcare legislation and continued recessionary pressures, we believe that the long-term drivers remain strong and market dynamics support future growth with an aging population, continued advances in treatments for chronic illnesses and increased regulatory scrutiny. Given our positive growth outlook, we plan to continue funding the capital projects necessary to meet customer demand and to provide for improved results in our longer-term strategic plan. During the last two years, we made significant strides in increasing our plant capacity in Germany, Serbia, France, Singapore and the U.S., and in 2009 we completed construction and commenced commercial production at our China plastic components facility. During 2010, we expect that our capital spending will be between $115 million and $130 million and that it will continue to be heavily weighted toward new products and expansion projects, as we plan to invest in a new rubber-components facility in China, expand enhanced products capabilities in the U.S. and Europe, fund innovation projects and implement various global quality initiatives.

RESULTS OF OPERATIONS

Management’s discussion and analysis of our operating results for the three years ended December 31, 2009, and our financial position as of December 31, 2009, should be read in conjunction with the accompanying consolidated financial statements and footnotes appearing in Item 8 of this Report on Form 10-K. For the purpose of aiding the comparison of our year-to-year results, reference is made in management's discussion and analysis to results excluding the effects of changes in foreign exchange rates. Constant currency amounts are calculated by translating the current year’s functional currency results at the prior period’s exchange rate. Those re-measured period results on a constant currency basis are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are presented because management uses them in evaluating our results of operations and in comparing operating results to prior periods and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

NET SALES

The following table summarizes net sales by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2009	2008	2007	09/08	08/07
Pharmaceutical Systems	$808.7	$792.1	$741.8	2.1%	6.8%
Tech Group	258.3	270.5	289.2	(4.5)%	(6.5)%
Intersegment sales	(11.3)	(11.5)	(10.9)	-	-
Total net sales	$1,055.7	$1,051.1	$1,020.1	0.4%	3.0%

2009 compared to 2008
Consolidated 2009 net sales increased marginally over those achieved in the prior year including an unfavorable foreign exchange impact of $32.5 million. Excluding foreign currency translation effects, 2009 net sales increased $37.1 million, or 3.5%, from the prior year. The increase was principally due to the favorable impact of annual selling price increases of 1.9 percentage points, improved sales volume and mix of 0.7 percentage points and 0.9 percentage points resulting from our acquisition of Plastef. Overall favorable sales results were attributable to Pharmaceutical Systems as the Tech Group sales were lower on unfavorable volume and mix and lower cost-adjusted selling prices, as described below.

Pharmaceutical Systems - This segment contributed $16.6 million to the full year sales increase, despite an unfavorable foreign currency translation impact of $29.9 million. Excluding currency translation effects, sales were $46.5 million, or 5.9%, above prior-year levels due mostly to higher selling prices and increased demand for our pharmaceutical packaging components. Sales of pharmaceutical packaging products excluding foreign currency changes during the year were $43.4 million higher than the prior year due to higher sales of stoppers used in packaging for various drugs including the H1N1 influenza vaccine and increased demand for prefilled injection packaging components used in insulin applications. Orders relating to the H1N1 vaccination effort resulted in an estimated $22.0 million of 2009 sales, and are expected to contribute $15.0 million to $20.0 million less than this during 2010. Also contributing to the increase in packaging components revenues was an increase in sales of flip-off seals, mostly within North America. Sales of disposable medical components and safety and administration products were higher by approximately $2.2 million, due mostly to the introduction of ready-to-use closures for intravenous bottles in South America. The remainder of the increase in 2009 revenues came from other products and laboratory services sales which were $1.0 million higher than the prior year.

Tech Group - Full year sales were $12.2 million below 2008 levels, including $2.6 million of unfavorable foreign currency translation. Excluding the impact of foreign currency changes, sales were $9.6 million, or 3.5%, below prior year levels. Sales of consumer and personal care products declined by $17.5 million compared to the prior year as a result of lower plastic resin costs, which are contractually passed through to many Tech Group customers in the form of adjusted selling prices, our decision to discontinue manufacturing a specific customer’s product in Mexico and regulatory action which halted sales of one of our customer’s products. The reduction in revenues caused by resin cost pass-through adjustments alone was approximately $6.4 million. Overall sales of healthcare devices, tooling and other excluding foreign currency changes were $7.9 million higher compared with 2008 due to $10.2 million of incremental sales from our July 2009 acquisition of Plastef and strong sales of an intra-nasal medical device manufactured in Europe, partially offset by lower U.S. sales due to customer stock reductions and fewer new product introductions.

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

Pharmaceutical Systems - This segment contributed $50.3 million to the full year sales increase, including $26.2 million resulting from favorable foreign currency translation. Excluding currency translation effects, sales were $24.1 million, or 3.3%, above prior year levels due to the following revenues by product group. Sales of pharmaceutical packaging components excluding foreign currency changes were $15.1 million higher than the prior year due to increased sales of stoppers and seals used in a variety of customer products. These increases more than compensated for a decline in sales of a prefillable syringe component caused by regulatory and insurance reimbursement changes affecting the demand for certain customer products designed to treat anemia in cancer and other patients. Sales of disposable medical components were $9.6 million lower, as sales of other syringe components replaced a portion of the $13.6 million of 2007 sales of a low-margin blood collection system component that we ceased producing. Sales of safety and administration systems, and laboratory and other services were $18.6 million higher than the prior year, most of which was due to increased demand for our drug reconstitution products and higher tooling activity.

Tech Group - Full year sales were $18.7 million below 2007 levels, including $3.6 million of favorable foreign currency translation. Excluding the impact of foreign currency translation, sales were $22.3 million, or 7.7%, below prior year levels as follows. Sales of healthcare devices excluding foreign currency changes decreased $23.2 million compared with 2007. After considering the lost Exubera sales of $33.0 million, we experienced increased sales volume of other healthcare devices including medical filter products, self-injection pens, and intra-nasal drug delivery systems, partially offset by a drop-off in sales of packaging for a customer’s over-the-counter weight loss product following a June 2007 market launch. Sales of consumer products, tooling and other services increased by $1.0 million due to increased volume of juice and dairy carton closures, partially offset by lower demand for certain personal care products and tooling services. Intersegment sales of $11.1 million and $10.5 million in 2008 and 2007, respectively, were eliminated in consolidation.

The majority of intersegment sales eliminations in all periods presented represent sales of healthcare devices from the Tech Group to Pharmaceutical Systems.

Information regarding fluctuations in sales by significant product group presented above has been calculated on a constant currency basis. Refer to Note 6, Segment Information, to the consolidated financial statements for sales by significant product group using actual foreign currency exchange rates.

GROSS PROFIT

The following table summarizes our gross profit and related gross margins by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2009	2008	2007	09/08	08/07
Pharmaceutical Systems:
Gross Profit	$267.6	$265.7	$256.3	0.7%	3.7%
Gross Margin	33.1%	33.5%	34.5%

Tech Group:
Gross Profit	$36.0	$36.9	$35.5	(2.4)%	3.9%
Gross Margin	13.9%	13.7%	12.3%

Consolidated gross profit	$303.6	$302.6	$291.8	0.3%	3.7%
Consolidated gross margin	28.8%	28.8%	28.6%

2009 compared to 2008
Consolidated gross profit increased by $1.0 million over 2008 full year results, despite an unfavorable foreign currency translation impact of $8.7 million. Excluding foreign exchange impacts, gross profit increased by $9.7 million, or 3.2%, as a result of higher selling prices and a significant fourth quarter increase in volume and mix contributed by Pharmaceutical Systems. Our overall gross margin percentage remained consistent with the prior year as we were able to maintain margins through sales price increases and improved volume and mix, partially offset by higher depreciation expense as described below. We expect our gross margin percentage to improve within the next year as a result of improved sales volume and mix and further gains in plant efficiency from lean savings initiatives and recent restructuring efforts.

Pharmaceutical Systems – Our reported gross profit of $267.6 million increased by $1.9 million compared with the 2008 results. Excluding foreign currency translation effects of $7.6 million, 2009 gross profit was $9.5 million higher than the prior year. The gross margin percentage for Pharmaceutical Systems declined by 0.4 percentage points versus the prior year despite the increase in gross profit. The decline was attributable to higher depreciation expense resulting from our global capital expansion activity which began in the latter half of 2008, partially offset by improved selling prices. Overall, the price impact on our gross margin percentage was positive as increased selling prices more than offset increases in energy, wages and other production costs experienced during the year.

Tech Group – Reported gross profit of $36.0 million decreased by $0.9 million compared with the full-year 2008 results including $1.1 million in unfavorable foreign currency effects. Excluding the translation effects, 2009 gross profit was slightly higher than the prior year. Despite a decrease in gross profit, our 2009 profit margin percentage improved slightly to 13.9% compared with the prior year largely due to the impact of reduced resin costs on selling prices which resulted in a higher ratio of gross profit to revenues. Also contributing to the gross margin improvement was a reduction in plant overhead costs and improved production efficiency resulting from our restructuring efforts in the U.S. and higher production volume within our European operations.

2008 compared to 2007
Consolidated gross profit increased by $10.8 million over 2007, including the favorable effect from foreign currency translation of $9.4 million. The gross margin percentage improved slightly despite the unfavorable impact on sales volume and mix caused by the loss of discrete business described in the Net Sales section above.

Pharmaceutical Systems - Gross margin for Pharmaceutical Systems declined by one percentage point versus the prior year. Approximately half of this decrease was due to unfavorable volume and mix resulting from the regulatory and insurance reimbursement issues affecting the demand for prefillable syringe components used in certain anemia products. The remaining decline resulted from increased depreciation expense and production cost increases, as the positive benefit of sales price increases offset a majority of the increased costs of raw materials, wages and utilities used to operate our production facilities.

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

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

Our development projects are primarily a response to the market opportunities created by the convergence of primary drug packaging and delivery systems and include initiatives in traditional injection systems, components for pen system applications and auto-injection systems.

The following table summarizes R&D costs by reportable segment:

($ in millions)	2009	2008	2007
Pharmaceutical Systems	$18.0	$17.2	$14.0
Tech Group	1.9	1.5	2.1
Total R&D costs	$19.9	$18.7	$16.1

R&D costs during 2009 were $1.2 million higher than those incurred in 2008, mostly due to accelerated development spending on our high-value packaging and injection systems and ready-to-use components. Also contributing to the increase was incremental R&D during the second half of 2009 resulting from the acquisition of Plastef.

2008 R&D costs were $2.6 million higher than those incurred in 2007, mostly due to increased spending on three ongoing development projects in the Pharmaceutical Systems segment. These projects included our development of prefillable syringe systems that use Daikyo Seiko, Ltd. (“Daikyo”) Crystal Zenith® resin, an advanced injection system using auto-injector technology, and a passive needle safety device.

Estimated 2010 R&D spending is expected to exceed 2009 levels by approximately 30% as we continue to invest in advanced injectable packaging and delivery systems and safety and reconstitution products. We anticipate that a majority of our developmental medical devices will be manufactured by our newly-formed Pharmaceutical Delivery Systems segment. We believe that our commitment to develop and apply proprietary technologies that improve the quality, safety and effectiveness of therapeutic and diagnostic healthcare delivery systems will result in continued long-term growth.

SELLING, GENERAL and ADMINISTRATIVE (“SG&A”) COSTS

The following table summarizes SG&A costs by reportable segment including corporate and unallocated costs:

($ in millions)	2009	2008	2007
Pharmaceutical Systems SG&A costs	$115.2	$110.1	$98.3
Pharmaceutical Systems SG&A as a % of segment net sales	14.3%	13.9%	13.3%

Tech Group SG&A costs	$19.6	$17.9	$22.0
Tech Group SG&A as a % of segment net sales	7.6%	6.6%	7.6%

Corporate costs:
General corporate costs	$18.7	$18.9	$21.0
Stock-based compensation expense	7.5	6.4	5.1
U.S. pension plan expense	16.7	6.0	6.1
Total SG&A costs	$177.7	$159.3	$152.5
Total SG&A as a % of total net sales	16.8%	15.2%	14.9%

2009 compared to 2008
Consolidated SG&A expenses were $18.4 million above those recorded in 2008. Excluding the favorable effects from foreign currency translation of $3.8 million, all of which related to the Pharmaceutical Systems segment, 2009 SG&A expenses were $22.2 million higher than the prior year. SG&A as a percentage of net sales increased by 1.6 percentage points, the majority of which related to the increase in U.S. pension and other retirement plan costs.

In Pharmaceutical Systems, excluding the favorable impact from foreign currency translation, 2009 SG&A expenses increased by $8.9 million over the prior-year amount as a result of several individual items including the following. Other compensation costs were $2.1 million above those incurred in 2008 due to increased staffing of information technology and other necessary technical, manufacturing support and marketing functions and from the impact of annual salary increases. Increased depreciation expense and other costs associated with our 2008 and 2009 information systems implementations accounted for $1.9 million of the increase, and costs associated with our acquisition activities and geographic expansion in China accounted for $1.6 million of the increase. Severance and related benefit costs increased by $1.1 million, most of which resulted from our decision to consolidate laboratory functions and relocate certain business development center functions. Various other costs including professional services and office facilities costs contributed to the remaining increase in 2009 SG&A expense compared to the prior year.

SG&A costs in the Tech Group were $1.7 million higher than the amount incurred in 2008. Increases during 2009 were largely the result of annual salary and compensation increases and costs associated with our information systems upgrades.

General corporate costs include executive and director compensation other than stock-based compensation and other corporate administrative and facilities expenses that are not allocated to the segments. Also included in general corporate costs are any above or below-target performance adjustments for our worldwide cash bonus program. Annual cash bonus payments are made based on the achievement of sales, operating profit, earnings per share and cash flow targets, and certain qualitative performance milestones. General corporate costs for 2009 were marginally favorable to prior-year levels as the impact of annual salary increases was more than offset by lower annual cash bonus costs and reduced amounts of outside professional fees.

Stock-based compensation costs for 2009 increased by $1.1 million compared to the prior year due to the impact of changes in our stock price on the fair value of our stock-price indexed deferred compensation liabilities. During 2009, our stock price increased $1.43 per share, closing at $39.20 per share on December 31, 2009, while during 2008 our stock price decreased $2.82, closing at $37.77 per share on December 31, 2008.

U.S. pension and other retirement benefits expense in 2009 was $10.7 million higher than the prior year due to increased amortization of actuarial losses and lower expected return on plan assets resulting from the loss in plan asset values during the 2008 stock market decline. The costs of non-U.S. pension and other retirement benefits programs are reflected in the operating profit of the respective segment for all periods presented.

2008 compared to 2007
Consolidated SG&A expenses were $6.8 million above those recorded in 2007, but only increased marginally as a percentage of total net sales. The impact of foreign currency translation accounted for $3.3 million of the increase.

In Pharmaceutical Systems, 2008 SG&A expenses increased by $11.8 million over the prior year. Foreign currency translation accounted for $3.1 million of the increase. Compensation costs were $4.4 million above those incurred in 2007 due to the impact of annual pay increases and increased staffing of information technology support functions. Costs associated with our new information systems implementation, including depreciation expense and third-party consulting fees, accounted for $2.3 million of the increase. Various other increases including utilities and other corporate facilities costs contributed to the remaining increase in SG&A expense.

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

RESTRUCTURING, IMPAIRMENT AND OTHER ITEMS

Other income and expense items, consisting of gains, losses or impairments of segment assets, foreign exchange transaction gains and losses, miscellaneous royalties and sundry transactions are generally recorded within the respective segment. Certain restructuring, impairments and other discrete gains and losses considered outside the control of segment management are not allocated to our reporting segments. The following table summarizes our restructuring charges and other income and expense items for each of the three years ended December 31:

($ in millions)	2009	2008	2007
Pharmaceutical Systems	$0.2	$1.7	$2.1
Tech Group	0.5	(0.3)	(0.2)
Corporate	0.3	0.3	-
Unallocated charges (credits):
Impairment charge, contract settlement and related gain, net	0.8	(4.2)	12.9
Restructuring and related charges	8.7	3.0	3.4
Brazil tax penalties and amnesty benefits	(2.0)	-	10.1
Total unallocated charges (credits)	7.5	(1.2)	26.4
Total restructuring, impairment and other charges	$8.5	$0.5	$28.3

The reduction in other expense for Pharmaceutical Systems is attributable to a lesser amount of foreign exchange losses on intercompany and third-party transactions recognized during 2009 compared with 2008. For Tech Group, the increase in other expense resulted primarily from the recognition of foreign exchange transaction losses in 2009 compared with gains in the 2008 year.

Impairment charge, contract settlement and related gain, net – During the fourth quarter of 2009, we determined that a cost-basis investment that arose from the 2005 divestiture of a former drug delivery business was impaired and we recorded a $0.8 million charge to write-off our investment. We do not expect any further charges associated with this investment. In the fourth quarter of 2007, we recorded a $12.9 million impairment charge representing our net book value in the Nektar contract intangible asset associated with the Exubera device. Under an agreement reached with Nektar in February 2008, we received full reimbursement for, among other things, severance related employee costs, equipment, purchased raw materials and components, leases and other facility costs associated with the shutdown of manufacturing operations related to this device. During 2008, we received payments from Nektar which more than offset the related costs incurred, resulting in a net gain of $4.2 million.

Restructuring and related charges – During the fourth quarter of 2009, we recognized restructuring and other charges of $7.6 million, comprised of employee severance and benefits costs of $2.7 million, asset impairment and accelerated depreciation of $4.8 million, and $0.1 million in asset relocation costs. During 2009, we also incurred $1.1 million in restructuring costs, consisting mostly of employee severance benefits, asset impairments, and accelerated depreciation associated with the completion of our 2007 Tech Group restructuring program.

During 2008 and 2007, we incurred $3.0 million and $3.4 million, respectively, as part of the 2007 Tech Group restructuring plan. The majority of these charges in each year related to severance and post-employment benefits and a smaller portion resulted from asset impairments and accelerated depreciation and other related costs.

Brazil tax penalties and amnesty benefits – In September 2009, we enrolled in a tax amnesty program which provided for reduced penalties and interest on certain tax-related obligations. During 2007, we increased our accruals for a series of social, excise and other tax contingencies in Brazil by $10.1 million. These charges followed a detailed review of several related tax cases pending in the Brazilian courts, which indicated that it was probable that our positions taken on previous tax returns, some of which date back to the late 1990’s, would not be sustained.

Refer to Note 4, Restructuring and Other Items, to the consolidated financial statements for a further discussion of the restructuring, impairment and other items within this section.

OPERATING PROFIT

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

($ in millions)	2009	2008	2007
Pharmaceutical Systems	$134.2	$136.7	$141.9
Tech Group	14.0	17.8	11.6
Corporate and other unallocated costs:
General corporate costs	(19.0)	(19.2)	(21.0)
Stock-based compensation costs	(7.5)	(6.4)	(5.1)
U.S. pension expenses	(16.7)	(6.0)	(6.1)
Other unallocated items	(7.5)	1.2	(26.4)
Consolidated Operating Profit	$97.5	$124.1	$94.9

2009 compared to 2008
Our 2009 combined segment operating profit decreased by $6.3 million from that achieved in the prior year, including an unfavorable foreign exchange impact of $5.1 million. The Pharmaceutical Systems segment’s 2009 results were lower by $2.5 million as a result of higher general and administrative and R&D costs and unfavorable foreign currency changes, offset partially by increased gross profit. Excluding a $3.9 million unfavorable foreign exchange impact, Pharmaceutical Systems’ operating profit exceeded the 2008 amount by $1.4 million. Tech Group operating profit was $3.8 million below that achieved in the prior year, largely due to increased general and administrative costs and a decline in gross profit on lower sales.

Consolidated operating profit for 2009 and 2008 was reduced by corporate and unallocated costs of $50.7 million and $30.4 million, respectively. The majority of these increased costs related to the U.S. pension and other retirement benefits expense, as described in the Selling, General and Administrative Costs section above, and restructuring, impairment and other unallocated charges.

2008 compared to 2007
The 2008 combined segment operating profit increased by $1.0 million from that achieved in the 2007 year, including a favorable foreign exchange impact of $5.8 million. Pharmaceutical Systems operating profit was lower than prior year results by $5.2 million, including a foreign currency translation benefit of $5.5 million. The impact of higher sales and gross profit was more than offset by higher spending on information systems and research and development initiatives as we replaced outdated management reporting systems and invested in innovative products for the future. Tech Group operating profit was $6.2 million above that achieved in the prior year, including a foreign currency benefit of $0.3 million, largely due to savings resulting from the restructuring program initiated in late 2007, and production efficiencies coming from higher throughput at our recently expanded Michigan facility.

Consolidated operating profit for 2008 and 2007 also included corporate and unallocated costs of $30.4 million and $58.6 million, respectively. The majority of this decrease related to other unallocated items which are described in the Restructuring, Impairment and Other Items section above.

INTEREST EXPENSE, NET

The following table summarizes our net interest expense:

($ in millions)	2009	2008	2007
Interest expense	$17.6	$18.6	$16.4
Capitalized interest	(2.4)	(2.6)	(1.9)
Interest income	(0.8)	(1.4)	(6.0)
Interest expense, net	$14.4	$14.6	$8.5

2009 compared to 2008
Consolidated interest expense, net for 2009 was relatively consistent with the prior year, as lower interest rates reduced both interest expense on our variable rate revolving credit facility and interest income on bank deposits. In addition, we held less cash on average during 2009 as compared with the prior year. The majority of capitalized interest during both 2009 and 2008 resulted from our plant expansion projects in Europe and the construction of our new plastics plant in China.

2008 compared to 2007
Consolidated interest expense, net during 2008 increased $6.1 million compared with the prior year. Interest expense for the 2008 year was $2.2 million above that recorded in 2007. The timing of our issuance of $161.5 million in convertible debt in March and April of 2007 accounted for $1.3 million of the full-year increase, as the notes were outstanding for the entire 2008 year compared to a partial year in 2007. The impact of changes in foreign exchange rates and bank commitment fees accounted for another $1.0 million of the increase. The decrease in interest income is also largely due to the timing of the convertible debt issuance, as a portion of the proceeds was invested in money market accounts and a strategic cash management fund in the first half of 2007, and then subsequently used in our stock buy-back program and in our capital expansion programs. In addition, interest income was reduced by other-than-temporary losses on our strategic cash management fund investment totaling $1.4 million in 2008. Capitalized interest increased as a result of our Pharmaceutical Systems capital expansion projects in Europe.

INCOME TAXES

Our effective tax rate was 16.2% in 2009, 21.6% in 2008 and 19.9% in 2007. The following discrete items affected the comparability of effective tax rates in 2009 versus 2008:

•	In 2009, we recognized a $2.8 million net tax provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in various tax jurisdictions.
•
We recognized tax credits of $2.4 million in 2009 resulting from the identification of additional qualified R&D activities related to prior years, and other tax provision benefits of $0.9 million primarily from the reversal of valuation allowances on prior year tax losses carried forward.

•
In 2008, an agreement with the Republic of Singapore reduced our income tax rate in that country for a period of 10 years, on a retroactive basis back to July 2007, resulting in a $1.0 million tax benefit.

•	A 2008 United Kingdom tax law change effectively eliminated a portion of our capital allowance carryforwards, resulting in a $1.2 million increase in our tax provision.
•
Also in 2008, we recognized a $3.4 million net tax provision benefit resulting from the expiration of open audit years in various tax jurisdictions, and $0.3 million in other discrete benefits including reversals of U.S. state valuation allowances and provision adjustments for returns filed in 2008.

During 2009, we recognized a pre-tax benefit of $2.0 million relating to our participation in the tax amnesty program in Brazil along with the related income tax provision of $1.6 million. The impact of these items and the tax effect on restructuring, impairment and other charges reduced our effective tax rate by 7.2 percentage points in 2009 and 3.2 percentage points in 2008. Excluding these items mentioned above, our effective tax rate was 23.4% and 24.8% for 2009 and 2008, respectively. The lower 2009 effective tax rate resulted from a larger amount of U.S. foreign tax credits on taxes paid in certain foreign jurisdictions and increased current year development activities that qualified for R&D tax credits.

In addition to the 2008 factors listed above, the following items impacted the comparability of the tax rate in 2008 versus 2007:

•	In 2007, we recognized a $3.2 million provision benefit related to tax credits originally generated and fully reserved in previous periods.
•
We recorded a $3.7 million tax provision benefit in 2007 principally resulting from the revision of tax planning strategies and the completion of related documentation supporting prior year R&D credits, and a $1.3 million tax benefit due to the closure of certain U.S. federal and state tax audit years.

The impact of these two items and the 2007 restructuring activities reduced our effective tax rate by 8.8 percentage points. Excluding these items in both years’ results in an effective tax rate of 24.8% in 2008 and 28.7% in 2007, the decrease resulting from a change in geographic mix of earnings and an increase in R&D tax benefits in the U.S. and Ireland.

Our anticipated effective tax rate for the year ending December 31, 2010 is expected to be relatively consistent with that of 2009, absent the impact of discrete items or legislative changes in tax rates.

EQUITY IN NET INCOME OF AFFILIATES

Equity in net income from our 25% ownership interest in Daikyo in Japan and our 49% ownership interest in three companies in Mexico was $3.0 million, $0.8 million, and $2.5 million for the years 2009, 2008 and 2007, respectively. The significant increase in equity earnings for 2009 versus 2008 came from Daikyo, as their sales were 14% above prior-year levels, and their gross margins improved by 8 percentage points. Contributing to the improvement were higher sales of various pharmaceutical packaging components, an increase in royalty income and favorable foreign currency exchange rates. Also, 2008 results were adversely affected by significant charges for plant demolition and higher pension costs, as described below.

Our 2008 equity income was $1.7 million lower than the prior year due to reduced earnings of Daikyo. The lower earnings were primarily the result of plant demolition and disposal costs, as well as incremental depreciation expense associated with a significant Crystal Zenith capital expansion project and pension plan termination costs.

Purchases from affiliates totaled $45.4 million in 2009, $36.3 million in 2008 and $31.3 million in 2007, the majority of which related to a distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $1.9 million, $1.7 million and $0.9 million in 2009, 2008 and 2007, respectively.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations in 2009 was $72.6 million, a decrease of $13.4 million over 2008. Diluted earnings per share in 2009 was $2.12, a decrease of $0.38 per diluted share compared with the prior year. Our 2009 results included the impact of restructuring charges and asset impairments of $9.5 million pre-tax ($6.3 million after tax), a gain on Brazilian tax amnesty benefits of $2.0 million pre-tax ($0.4 million after tax) and the recognition of discrete tax benefits totaling $6.1 million. Collectively, these items increased net income from continuing operations by $0.2 million, or $0.01 per diluted share.

Income from continuing operations attributable to common shareholders in 2008 was $86.0 million, an increase of $14.8 million over 2007. Diluted earnings per share in 2008 was $2.50, an increase of $0.44 per diluted share over the prior year. Our 2008 results included a net gain on contract settlement proceeds of $4.2 million pre-tax ($2.7 million after tax), restructuring and related charges of $3.0 million pre-tax ($1.9 million after tax), and discrete income tax benefits of $3.5 million. In the aggregate, these items increased net income from continuing operations by $4.3 million, or $0.12 per diluted share.

Income from continuing operations attributable to common shareholders in 2007 was $71.2 million, or $2.06 per diluted share. Our 2007 results include the impact of restructuring charges, an impairment loss on our customer contract intangible asset with Nektar, and our provisions for Brazilian tax issues which totaled $26.4 million pre-tax ($19.4 million after tax) and discrete tax benefits of $8.2 million. Collectively, these items reduced net income from continuing operations by $11.2 million, or $0.31 per diluted share.

DISCONTINUED OPERATIONS

Our 2007 results included a $0.5 million provision for claims resulting from the 2005 divestiture of our former drug delivery business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

The following table and explanations provide cash flow data from continuing operations for the years ended December 31,

($ in millions)	2009	2008	2007
Net cash provided by operating activities	$137.7	$135.0	$129.2
Net cash used in investing activities	$(121.9)	$(119.7)	$(155.9)
Net cash provided by (used in) financing activities	$(22.6)	$(29.4)	$84.6

Cash Flows from Operating Activities – Our 2009 operating cash flows increased $2.7 million compared to the prior year. The lower net income in the current year, net of an increased amount of non-cash charges such as depreciation, amortization and stock-based compensation, was more than offset by favorable variances in other assets and liabilities including lower cash paid for taxes in 2009 compared with the prior year. Included in 2009 net cash provided by operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan, compared with no contributions made during 2008. Included in 2008 operating cash flow was a $12.7 million payment for income tax and other tax-related issues in Brazil.

Operating cash flow increased $5.8 million in 2008 compared to the prior year, including $16.7 million in proceeds received from our contract settlement with Nektar, partially offset by related cash costs of $7.0 million. Our favorable cash flow from operating results and the impact of this contract settlement was reduced by the 2008 payment of income and other tax-related liabilities in Brazil totaling $12.7 million. Operating cash flows in 2007 also reflected significant cash payments related to tax issues in Brazil. During 2007, we paid $11.7 million to escrow representing judicial deposits for the benefit of the Brazil government to avoid further accretion of interest and penalties on tax-related liabilities. After considering these items, the 2008 cash flows from operating activities were slightly lower than 2007, as increased earnings in 2008 were offset by cash outflows for changes in working capital and other assets and liabilities.

Cash Flows from Investing Activities – Cash used in investing activities was $2.2 million higher than the 2008 amount as a result of increased spending on a business acquisition and fewer cash redemptions of short-term investments, partially offset by decreased capital spending. During 2009, cash redemptions from short-term investments were $14.2 million less than the prior year, the majority of which related to the liquidation of our investment in the Columbia Strategic Cash Portfolio Fund, which was fully redeemed at December 31, 2009. See Note 15, Fair Value of Financial Instruments, to the consolidated financial statements for more information regarding the Columbia Strategic Cash Portfolio Fund. Cash paid to acquire the Plastef business assets and other acquisition-related earnouts paid during 2009 totaled $19.8 million.

Capital spending in 2009 totaled $104.9 million, a $33.7 million decrease over the prior year. Pharmaceutical Systems spending was $93.3 million, a decrease of $29.0 million over the prior year resulting from the completion of several major plant expansion projects that began during 2008 and were placed into service during 2009. In the aggregate, we spent $26.3 million less for capital expansion projects in 2009 compared to the prior year, a portion of which was the result of discretionary reductions in spending as we postponed certain components of our expansion plans in response to the recessionary impacts on market demand. The remainder of the decrease related to lower spending on information technology projects as our project to replace our North American procurement and plant operations systems was completed in the fourth quarter of 2009. Tech Group capital spending was $11.4 million, an increase of $2.2 million compared to the prior year. The remainder of the decrease relates to changes in the 2009 balance of accrued capital spending compared to the 2008 change.

In 2008, cash flows used in investing activities were $36.2 million less than the prior year, despite a $9.2 million increase in capital spending. The majority of the year-over-year decrease resulted from $16.8 million in redemptions from the Columbia Strategic Cash Portfolio Fund, compared to $22.7 million in net purchases in 2007.

Capital spending totaled $138.6 million in 2008 compared with $129.4 million in the prior year. Pharmaceutical Systems spending was $122.3 million, an increase of $14.2 million over the prior year. The increase was the result of major projects to increase our manufacturing capacity, including the expansion of our rubber compounding capacity in Kinston, North Carolina, and ongoing plant expansion projects in Europe and Asia. A portion of the total spending increase pertained to information technology as we replaced our financial reporting, cash disbursements and order-to-cash systems in North America. Tech Group capital spending was $9.2 million, a decrease of $11.7 million compared to the prior year. Spending in 2007 was higher due to our Grand Rapids, Michigan plant expansion project. The remainder of the increase relates to a change in the 2008 balance of accrued capital spending compared to the 2007 change.

Cash Flows from Financing Activities – The year-over-year decrease in cash used for financing activities was the result of payments made in 2008 to acquire the remaining noncontrolling interest (10%) in our Medimop subsidiaries, partially offset by a larger amount of debt repayment and higher dividend payments in 2009 compared to 2008. Cash flows used in financing activities for 2009 included $5.9 million in net repayment of borrowings under our revolving credit facility and $4.3 million in payments of short-term notes and capital leases compared with combined net debt repayments of $9.2 million in 2008. We paid cash dividends totaling $20.1 million ($0.61 per share) during 2009, compared to $18.6 million ($0.57 per share) and $17.5 million ($0.53 per share) in 2008 and 2007, respectively. We expect to continue our quarterly dividend program, subject to annual Board of Directors’ approval.

In 2008, the majority of the year-over-year decrease in cash flows from financing activities resulted from the 2007 issuance of long-term debt, partially offset by stock repurchase activity and the acquisition of the remaining non-controlling ownership of Medimop for $8.5 million. Cash flows used in financing activities for 2008 included $12.3 million in net repayment of borrowings under our revolving credit facility and $3.1 million in new issuances of short-term notes payable. Cash dividends paid during 2008 increase by $1.1 million over the 2007 amount. Cash flows provided by financing activities for 2007 included the issuance of $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due in March of 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million. These net proceeds provided funds used in the reduction of revolving credit facility borrowings totaling $19.1 million. During 2007, we initiated and completed an open-market repurchase program under which we acquired 980,300 shares of common stock at total cost of $39.4 million ($40.23 per share).

Liquidity Measures

The table below displays key liquidity measures for West as of December 31,

($ in millions)	2009	2008	2007
Cash and cash equivalents	$83.1	$87.2	$108.4

Working capital	$226.1	$207.1	$229.4

Current ratio	2.3 to 1	2.3 to 1	2.3 to 1

Total debt	$379.6	$386.0	$395.1

Net debt-to-total invested capital	33.9%	38.0%	36.9%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Current ratio is defined as the ratio of current assets to current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total shareholders' equity.

Working capital at December 31, 2009 increased $19.0 million compared with the balance at December 31, 2008, reflecting higher trade accounts receivable and inventories partially offset by increased accrued liabilities balances. Both accounts receivable and inventory increased due to the impact of foreign currency exchange rates and from the addition of assets acquired from Plastef in July 2009. In addition, accounts receivable was higher as a result of a significant increase in fourth quarter 2009 sales, and inventory increased due to an increase in strategic stock of certain raw materials and higher finished goods balances. Our accounts receivable days-sales-outstanding (“DSO”) ratio was 48 days at December 31, 2009 compared to 45 days at December 31, 2008, and our inventory turnover ratio was 6.1 and 6.5 at December 31, 2009 and 2008, respectively. Included in working capital at December 31, 2009 and 2008 was cash held in escrow representing judicial deposits for the government of Brazil related to various tax positions taken in prior years and the related tax liabilities. The escrow balance recorded in other current assets at December 31, 2009 was $12.1 million which will be used to settle our outstanding tax-related obligations in that country. As a result of the 2009 Brazil tax amnesty program, we estimate that $4.8 million in excess deposits will be returned to us over the next twelve months as the underlying tax cases are settled.

The 2009 ratio of net debt-to-total invested capital decreased by 4.1 percentage points compared with the prior year as a result of our debt repayments and increases in other comprehensive income resulting from foreign currency translation and current year earnings net of dividends. The $6.4 million decrease in total debt resulted from $10.2 million in cash payments, partially offset by foreign exchange increases of $1.4 million and $2.4 million in capital leases acquired from Plastef.

Based on our business outlook and our capital structure at the close of 2009, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency unsecured committed revolving credit agreement, which we generally use for working capital requirements. As of December 31, 2009, we had available $174.5 million of borrowing capacity under this facility, and we have not experienced any limit on our ability to access this source of funds. Amounts outstanding under this revolving credit agreement are currently classified as long-term debt based upon our intent and ability to refinance amounts borrowed on a long-term basis. Due to the fact that this facility expires in February of 2011, any amounts outstanding under this facility as of the end of our first quarter in 2010 will need to be reclassified to current liabilities. We currently intend to enter into a replacement facility prior to the February 2011 expiry date. Market conditions could affect the cost and terms of the replacement facility, as well as terms of other debt instruments we enter into from time to time.

To date, we have not experienced any significant increase in customer collectibility risks, nor have we experienced increased supply risks due to vendor insolvency. We do not expect that recent global credit market conditions will have a significant impact on our liquidity; however, no assurance can be given that the ongoing economic downturn will not have a material adverse effect on our demand for products, liquidity or capital resources.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2009. These obligations are not expected to have a material impact on liquidity.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unconditional purchase obligations	$6.7	$2.4	$2.9	$2.9	$14.9
Notes payable and long-term debt	0.5	74.2	29.8	275.1	379.6
Interest on long-term debt and interest rate swaps (1)	16.1	30.3	23.7	213.4	283.5
Operating lease obligations	10.8	17.8	8.1	18.9	55.6
Pensions/other post-retirement obligations	11.7	-	-	-	11.7
Total contractual obligations	$45.8	$124.7	$64.5	$510.3	$745.3

(1)
For fixed-rate long-term debt, interest was based on principal amounts and fixed coupon rates at year end. Future interest payments on variable-rate debt were calculated using principal amounts and the applicable ending interest rate at year end. Interest on fixed-rate derivative instruments was based on notional amounts and fixed interest rates contractually obligated at year end.

Reserves for uncertain tax positions - The table above does not include $5.6 million of the total unrecognized tax benefits for uncertain tax positions and approximately $0.5 million of associated accrued interest as of December 31, 2009. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $2.1 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment lease payments in Ireland and the payment of sales tax liabilities in the U.S. The accrual for insurance obligations was $5.2 million at December 31, 2009.

Unconditional purchase obligations – Our business creates a need to enter into various commitments with suppliers. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. These purchase commitments do not exceed our projected requirements and are in the normal course of business.

Foreign currency contracts – We periodically enter into foreign currency contracts to reduce our exposure to variability in cash flows related to anticipated purchases of raw materials and other inventory denominated in non-functional currencies. We also enter into forward exchange contracts to mitigate exposure of non-functional currency asset and liability balances to changes in exchange rates. As of December 31, 2009, the liability at a fair value of our foreign currency hedge contract was $0.1 million, which was not reflected in the above table.

Pension/other post-retirement obligations – Our objective in funding the U.S. tax-qualified pension plan is to accumulate funds sufficient to provide for all benefits and to satisfy the minimum contribution requirements of ERISA. Our annual funding decision also takes into account the extent to which the benefit obligation exceeds its corresponding funded status. Outside of the U.S., our objective is to fund the retirement costs over time within the limits of minimum requirements and allowable tax deductions. The table above reflects an estimated 2010 minimum U.S. qualified pension plan contribution in the amount of $8.0 million. The amounts and timing of future company contributions to the defined benefit and other post-retirement pension plans are unknown because they are dependent on pension fund asset performance, as well as other factors. The non-qualified defined benefit pension plans and post-retirement medical plans are generally not funded in advance.

OFF-BALANCE SHEET AGREEMENTS

At December 31, 2009, the Company had no off-balance sheet financing arrangements other than operating leases and unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs and leased equipment and sales tax liability guarantees as noted above.

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

IMPAIRMENT OF LONG-LIVED ASSETS: We review goodwill and other long-lived assets annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as our operating segments, which we have determined to be the Americas and Europe/Asia Pacific divisions of the Pharmaceutical Systems segment and the Americas and Europe divisions of our Tech Group segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. When assets are held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less disposition costs. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

EMPLOYEE BENEFITS: We sponsor qualified and non-qualified defined benefit pension plans that cover employees in the U.S. and in a number of other countries. In addition, we sponsor unfunded postretirement benefit plans, which provide healthcare benefits for eligible employees who retire or are disabled. The measurement of the annual cost and obligations under our defined benefit pension and postretirement medical plans is subject to a number of assumptions. U.S. GAAP accounting for compensation and retirement benefits requires companies to use an expected long-term rate of asset return assumption for computing current year pension expense. For U.S. plans, which accounted for 91% of global plan assets, the long-term rate of return assumption was 7.75% in 2009 and 8.0% in the prior two years. This assumption is reviewed annually and determined by the projected return for our target mix of plan assets (approximately 65% equity and 35% debt securities). Differences between the actual and expected returns are recognized in accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains or losses. The accounting standards also require companies to discount future obligations back to today’s dollars using an appropriate discount rate. The discount rate selected is the single rate equivalent for a theoretical portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to our plans’ projected benefit payments. An increase in the discount rate decreases the pension benefit obligation. This decrease is recognized in accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain.

Changes in key assumptions, including the market performance of plan assets and other actuarial assumptions, could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in the long-term rate of return assumption would increase pension expense by $0.5 million, and a 25 basis point reduction in the discount rate would increase pension expense by $0.5 million.

The discount rate used in determining the U.S. pension plans’ benefit obligation at December 31, 2009 decreased 50 basis points to 6.0%, to reflect market conditions at that time. As of December 31, 2009, pre-tax actuarial losses recognized in accumulated other comprehensive loss related to pension and other retirement benefits were $88.4 million, including a current year actuarial gain of $1.1 million compared with a 2008 actuarial loss of $56.5 million. We estimate that our 2010 pension costs will be approximately $2.0 lower than 2009 as a result of improved plan asset performance and other changes in assumptions.

U.S. GAAP requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. For 2009, the U.S. pension plan assets generated an actual return of 26.5%, compared to a loss of 25.0% in 2008, resulting in an improvement in funded status during 2009 compared to the significant decline in funded status during the prior year. Partially offsetting the improvement was a decrease in our weighted average discount rate (from 6.46% at December 31, 2008 to 5.94% at December 31, 2009), which increased our pension plan liability. Our net pension underfunded balance at December 31, 2009 was $69.1 million compared to $73.0 million at December 31, 2008. Our underfunded balance for other postretirement benefits was $18.1 million and $15.0 million at December 31, 2009 and 2008, respectively.

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

On January 1, 2007, we adopted the requirements for accounting for uncertainty in income taxes recognized in financial statements which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this accounting standard resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and was reflected as an adjustment to the opening balance of retained earnings for 2007.

Please refer to Note 1, Summary of Significant Accounting Policies and Note 19, New Accounting Standards, to our consolidated financial statements for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to various market risk factors such as fluctuating interest rates, foreign currency exchange rates and increasing commodity prices. These risk factors can impact our results of operations, cash flows and financial position. To manage these risks, we periodically enter into derivative financial instruments such as interest rate swaps, call options and forward exchange contracts for periods consistent with and for notional amounts equal to or less than the underlying exposures. In accordance with Company policy, derivative financial instruments are not used for speculation or trading purposes.

Foreign Currency Exchange Risk

We have subsidiaries outside the U.S. accounting for over 50% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities not denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

As of December 31, 2009, we have entered into a forward exchange contract hedging a non-functional currency obligation with a fair value of $0.1 million at December 31, 2009.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our investment in the net assets of our European operations. We also have a 1.7 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At December 31, 2009, a cumulative foreign currency translation loss on these net investment hedges of $14.4 million (net of tax of $8.9 million) was recorded within accumulated other comprehensive income.

Interest Rate Risk

As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, convertible debentures, revolving credit facilities and capital lease obligations. Our exposures to fluctuations in interest rates are managed to the extent considered necessary by entering into interest rate swap agreements.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2010	2011	2012	2013	2014	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:

Euro denominated	$0.4	-	-	-	-	-	$0.4	$0.4
Average interest rate – fixed	5.4%
Real denominated	0.1	-	-	-	-	-	0.1	0.1
Average interest rate – fixed	6.4%

Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	-	-	50.0	-	-	25.0	75.0	70.9
Average interest rate – variable			1.1%			1.2%
U.S. dollar denominated	-	-	-	-	-	161.5	161.5	135.5
Average interest rate – fixed						4.0%
Euro denominated	-	0.6	0.3	29.8	-	88.6	119.3	116.3
Average interest rate – fixed		4.2%	5.3%	4.3%		4.4%
British pound denominated	-	4.8	-	-	-	-	4.8	4.7
Average interest rate – fixed		1.4%
Yen denominated	-	18.4	-	-	-	-	18.4	18.1
Average interest rate – variable		1.0%

(1) As of December 31, 2009, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The interest-rate swap agreements effectively fix the interest rates payable on our Series A and B notes at 5.32% and 5.51%, respectively. At December 31, 2009, the interest rate-swap agreements had a fair value of $5.5 million, unfavorable to the Company, and are recorded as a noncurrent liability.

Commodity Price Risk

Many of our Pharmaceutical Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In December 2009, we purchased a series of crude oil call options for a total of 47,000 barrels of crude oil, which are intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2010. These call options cap our cost of the crude oil component of elastomer prices for a portion of our forecasted purchases, allowing us to limit our exposure to increasing petroleum prices. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to purchase the contracts. These call options were not designated as hedging instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2009, 2008 and 2007

(in millions, except per share data)	2009	2008	2007
Net sales	$1,055.7	$1,051.1	$1,020.1
Cost of goods and services sold	752.1	748.5	728.3
Gross profit	303.6	302.6	291.8
Research and development	19.9	18.7	16.1
Selling, general and administrative expenses	177.7	159.3	152.5
Restructuring and other items (Note 4)	8.5	0.5	28.3
Operating profit	97.5	124.1	94.9
Interest expense	15.2	16.0	14.5
Interest income	(0.8)	(1.4)	(6.0)
Income before income taxes	83.1	109.5	86.4
Income tax expense	13.5	23.7	17.2
Equity in net income of affiliated companies	3.0	0.8	2.5
Income from continuing operations	72.6	86.6	71.7
Loss from discontinued operations, net of tax	-	-	(0.5)
Net income	72.6	86.6	71.2
Less: net income attributable to noncontrolling interests	-	0.6	0.5
Net income attributable to common shareholders	$72.6	$86.0	$70.7
Net income per share attributable to common shareholders:
Basic:
Continuing operations	$2.21	$2.65	$2.18
Discontinued operations	-	-	(0.02)
	$2.21	$2.65	$2.16
Diluted:
Continuing operations	$2.12	$2.50	$2.06
Discontinued operations	-	-	(0.01)
	$2.12	$2.50	$2.05

Weighted average common shares outstanding	32.8	32.4	32.7
Weighted average shares assuming dilution	36.3	36.1	36.2

Amounts attributable to common shareholders:
Income from continuing operations	$72.6	$86.0	$71.2
Loss from discontinued operations, net of tax	-	-	(0.5)
Net income	$72.6	$86.0	$70.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2009, 2008 and 2007

(in millions)	2009	2008	2007
Net income	$72.6	$86.6	$71.2
Other comprehensive (loss) income, net of tax (tax amounts shown below for 2009, 2008, 2007, respectively):
Foreign currency translation adjustments	19.0	(38.3)	20.3
Defined benefit pension and other postretirement plans:
Prior service cost arising during period, net of tax of $0, $0 and $(0.7)	-	-	(1.2)
Net actuarial (loss) gain arising during period, net of tax of $(1.1), $(21.6) and $3.4	-	(34.9)	6.4
Less: amortization of actuarial loss, net of tax of $2.7, $0.6 and $1.0	4.3	1.0	1.6
Less: amortization of prior service credit included in net periodic benefit cost, net of tax of $(0.4), $(0.4) and $(0.4)	(0.6)	(0.6)	(0.7)
Less: amortization of transition obligation included in net periodic benefit cost	0.1	0.1	0.1
Net unrealized (losses) gains on investment securities, net of tax of $0.3, $(1.6) and $(0.4)	0.4	(2.2)	(0.6)
Unrealized gains (losses) on derivatives, net of tax of $1.2, $(2.8) and $(1.3)	2.0	(4.4)	(2.1)
Other comprehensive income (loss), net of tax	25.2	(79.3)	23.8
Comprehensive income	97.8	7.3	95.0
Comprehensive (loss) income attributable to noncontrolling interests	-	(0.2)	0.9
Comprehensive income attributable to common shareholders	$97.8	$7.5	$94.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2009 and 2008

(in millions, except per share data)	2009	2008
ASSETS
Current assets:
Cash, including cash equivalents	$83.1	$87.2
Accounts receivable, net	138.7	128.6
Inventories	129.2	115.7
Deferred income taxes	7.8	5.1
Other current assets	38.4	29.6
Total current assets	397.2	366.2
Property, plant and equipment	1,062.1	965.0
Less accumulated depreciation and amortization	485.0	434.0
Property, plant and equipment, net	577.1	531.0
Investments in affiliated companies	38.2	33.6
Goodwill	114.2	105.3
Deferred income taxes	69.4	63.7
Intangible assets, net	55.6	50.0
Other assets	19.3	18.9
Total Assets	$1,271.0	$1,168.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and other current debt	$0.5	$3.9
Accounts payable	68.4	67.6
Pension and other postretirement benefits	2.1	2.0
Accrued salaries, wages and benefits	46.8	42.3
Income taxes payable	5.7	2.7
Taxes other than income	8.1	7.0
Deferred income taxes	0.1	0.9
Other current liabilities	39.4	32.7
Total current liabilities	171.1	159.1
Long-term debt	379.1	382.1
Deferred income taxes	22.9	20.4
Pension and other postretirement benefits	85.1	86.0
Other long-term liabilities	33.7	34.0
Total Liabilities	691.9	681.6

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2009 and 2008	-	-
Common stock, par value $.25 per share; 50.0 million shares authorized; shares issued: 34.3 million in 2009 and 2008; shares outstanding: 33.0 million in 2009 and 32.7 million in 2008	8.6	8.6
Capital in excess of par value	72.9	69.3
Retained earnings	569.4	517.3
Accumulated other comprehensive loss	(19.7)	(44.9)
Treasury stock, at cost (1.3 million shares in 2009; 1.6 million shares in 2008)	(52.1)	(63.2)
Total shareholders’ equity	579.1	487.1
Total Liabilities and Equity	$1,271.0	$1,168.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2009, 2008 and 2007

	Common Shareholders
	Common Stock					Treasury Stock
(in millions, except per share data)	Number of shares	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Number of shares	Treasury Stock	Noncontrolling Interest	Total
Balance, December 31, 2006	34.3	$8.6	$52.8	$375.7	$10.6	(1.4)	$(33.2)	$4.7	$419.2
Cumulative effect of adoption of FIN 48 (Note 5)				21.6					21.6
Net income				70.7				0.5	71.2
Shares issued under stock plans			2.8			0.4	3.7		6.5
Stock-based compensation			6.5						6.5
Shares purchased under stock repurchase program						(1.0)	(39.4)		(39.4)
Shares repurchased for employee tax withholdings			(1.0)			(0.1)	(2.6)		(3.6)
Excess tax benefit from employee stock plans			3.2						3.2
Cash dividends declared ($0.54 per share)				(17.7)					(17.7)
Affiliate adoption of SFAS 158, net of tax					(0.4)				(0.4)
Changes – other comprehensive income					23.4			0.4	23.8
Balance, December 31, 2007	34.3	$8.6	$64.3	$450.3	$33.6	(2.1)	$(71.5)	$5.6	$490.9
Net income				86.0				0.6	86.6
Shares issued under stock plans			(6.1)			0.6	13.5		7.4
Stock-based compensation			5.2						5.2
Shares repurchased for employee tax withholdings						(0.1)	(5.2)		(5.2)
Excess tax benefit from employee stock plans			5.9						5.9
Cash dividends declared ($0.58 per share)				(19.0)					(19.0)
Changes – other comprehensive loss					(78.5)			(0.8)	(79.3)
Purchase of subsidiary shares from noncontrolling interest								(5.4)	(5.4)
Balance, December 31, 2008	34.3	$8.6	$69.3	$517.3	$(44.9)	(1.6)	$(63.2)	$-	$487.1
Net income				72.6					72.6
Shares issued under stock plans			(5.9)			0.4	12.5		6.6
Stock-based compensation			5.5						5.5
Shares repurchased for employee tax withholdings						(0.1)	(1.4)		(1.4)
Excess tax benefit from employee stock plans			4.0						4.0
Cash dividends declared ($0.62 per share)				(20.5)					(20.5)
Changes – other comprehensive income					25.2				25.2
Balance, December 31, 2009	34.3	$8.6	$72.9	$569.4	$(19.7)	(1.3)	$(52.1)	$-	$579.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2009, 2008 and 2007

(in millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$72.6	$86.6	$71.2
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	-	-	0.5
Depreciation	63.9	56.1	51.6
Amortization	4.2	4.5	5.0
Stock-based compensation	7.5	6.4	5.1
Loss on sales of equipment and asset impairments	6.7	-	13.7
Deferred income taxes	(4.8)	7.3	(6.4)
Pension and other retirement plans	5.9	4.9	5.9
Equity in undistributed earnings of affiliates, net of dividends	(2.7)	(0.7)	(2.4)
Changes in assets/liabilities, net of discontinued operations and acquisitions:
(Increase) decrease in accounts receivable	(6.0)	1.9	(20.5)
Increase in inventories	(6.4)	(13.4)	(9.0)
(Increase) decrease in other current assets	(0.1)	(0.7)	3.9
(Decrease) increase in accounts payable	(0.7)	(3.3)	16.0
Changes in other assets and liabilities	(2.4)	(14.6)	(5.4)
Net cash provided by operating activities	137.7	135.0	129.2
Cash flows from investing activities:
Capital expenditures	(104.9)	(138.6)	(129.4)
Acquisition of patents and other long-term assets	(2.9)	(0.5)	(4.7)
Acquisition of business	(16.9)	-	-
Redemptions (purchase) of investments, net	2.6	16.8	(22.7)
Other	0.2	2.6	0.9
Net cash used in investing activities	(121.9)	(119.7)	(155.9)
Cash flows from financing activities:
Issuance of long-term debt	-	-	156.3
Repayments under revolving credit agreements, net	(5.9)	(12.3)	(19.1)
Changes in other debt, including overdrafts	(4.3)	3.1	0.3
Acquisition of noncontrolling interest	-	(8.5)	-
Dividend payments	(20.1)	(18.6)	(17.5)
Shares purchased under stock repurchase program	-	-	(39.4)
Issuance of common stock under employee stock plans	5.0	6.2	4.4
Excess tax benefit from employee stock plans	4.0	5.9	3.2
Shares repurchased for employee tax withholdings	(1.3)	(5.2)	(3.6)
Net cash (used in) provided by financing activities	(22.6)	(29.4)	84.6
Effect of exchange rates on cash	2.7	(7.1)	3.4
Net (decrease) increase in cash and cash equivalents	(4.1)	(21.2)	61.3
Cash and cash equivalents at beginning of period	87.2	108.4	47.1
Cash and cash equivalents at end of period	$83.1	$87.2	$108.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.5	$15.9	$12.2
Income taxes paid, net	$19.0	$25.0	$25.3
Dividends declared, not paid	$5.3	$4.9	$4.5

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

Use of Estimates: The financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

Reclassifications:  As discussed in Note 19, New Accounting Standards, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements, which required retrospective application. As a result, certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Subsequent Events:
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 25, 2010, the date the financial statements were issued.

Cash and Cash Equivalents:  Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with maturities of three months or less at the time of purchase.

Accounts Receivable: Our accounts receivable balance at both December 31, 2009 and 2008 was net of an allowance for doubtful accounts of $0.7 million. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2009	2008
Finished goods	$53.6	$46.9
Work in process	19.7	18.8
Raw materials	55.9	50.0
	$129.2	$115.7

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

Goodwill and Other Intangibles: Goodwill and indefinite-lived intangibles are tested at least annually for impairment in the fourth quarter following the completion of our annual budget and long-range plan process, or more frequently in certain circumstances. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, and reviewed for recovery if an event occurs that indicates that there may be an impairment. The goodwill impairment test first requires a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, a second step must be performed.

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

Employee Benefits: The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets and the rate at which the future obligations are discounted to present value. U.S. GAAP requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan as measured by the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. See Note 16, Benefit Plans, for a more detailed discussion of our pension and other retirement plans.

Financial Instruments: All derivatives are recognized as either assets or liabilities in the balance sheet and recorded at their fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income, net of tax, and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the derivative’s gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income, net of tax, as part of the cumulative translation adjustment. The ineffective portion of any derivative used in a hedging transaction is recognized immediately into earnings. Derivative financial instruments that are not designated as hedges are also recorded at fair value, with the change in fair value recognized immediately into earnings. We do not purchase or hold any derivative financial instrument for investment or trading purposes.

Foreign Currency Translation: Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries and affiliates operating outside the U.S. are accumulated in other comprehensive income, a separate component of shareholders' equity.

Revenue Recognition: The majority of our revenue is generated from our standard product manufacturing operations which convert rubber, metal, and plastic raw materials into component parts used in closure systems and syringe components for use with injectable drugs and drug delivery devices. Sales of manufactured components are recorded at the time title and risk of loss pass to the customer. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

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

Environmental Remediation and Compliance Costs: Environmental remediation costs are accrued when such costs are probable and reasonable estimates are determinable. Cost estimates include investigation, cleanup and monitoring activities; such estimates are adjusted, if necessary, based on additional findings. Environmental compliance costs are expensed as incurred as part of normal operations.

Litigation: From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. In accordance with U.S. GAAP, we accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time. Legal costs in connection with loss contingencies are expensed as incurred.

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

Stock-Based Compensation: Under the fair value provisions of U.S. GAAP, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the grant date, the company uses the Black-Scholes valuation model.

Net Income Per Share: Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income per share assuming dilution considers the dilutive effect of outstanding stock options and other stock awards based on the treasury stock method, as well as convertible debt based on the if-converted method. The treasury stock method assumes the use of exercise proceeds to repurchase common stock at the average fair market value in the period. The if-converted method assumes conversion of the debt at the beginning of the reporting period (or at time of issuance, if later). In addition, interest charges applicable to the convertible debt, net of tax, are added back to net income for the purpose of this calculation.

Note 2: Acquisition

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA (“Plastef”), a France-based developer and manufacturer of drug delivery devices. Plastef’s products include the Eris safety syringe system, which addresses the market for fixed-needle prefilled syringes and complements our NovaGuard™ safety system for luer-lock syringes. The purchase price included cash paid at closing of $16.9 million and contingent consideration with a fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the next five years. The purchase price allocation consisted primarily of $4.9 million of property, plant and equipment, $7.8 million of goodwill and $8.8 million of other intangible assets, offset by $2.4 million of lease obligations. The assets and liabilities acquired and operating results for Plastef were included within the Tech Group segment from the date of acquisition. Pro forma results were not presented as the acquisition was not considered material to our consolidated balance sheets or results of operations.

Note 3: Discontinued Operations

In 2007, we recorded a $0.5 million provision, or ($0.01) per diluted share, for claims resulting from the 2005 divestiture of our former drug delivery business.

Note 4: Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2009	2008	2007
Restructuring and related charges
Severance and post-employment benefits	$3.0	$1.4	$2.0
Asset write-offs	5.3	1.0	1.1
Other	0.4	0.6	0.3
Total restructuring and related charges	8.7	3.0	3.4

Impairment charges	0.8	-	12.9
Other items:
Contract settlement and related costs (gain)	-	(4.2)	-
Brazil tax penalties and amnesty benefits	(2.0)	-	10.1
Foreign exchange losses	0.5	1.6	0.7
Loss on sales of equipment	0.9	0.7	1.1
Other	(0.4)	(0.6)	0.1
Total other items	(1.0)	(2.5)	12.0
Total restructuring and other items	$8.5	$0.5	$28.3

Restructuring and Related Charges

In November 2009, we announced restructuring plans for certain business operations and support functions affecting both of our reporting segments. The Pharmaceutical Systems plan involves exiting certain specialized laboratory services offerings, reducing support personnel primarily associated with information technology applications and discontinuing other non-core initiatives and associated assets. The costs are estimated to be approximately $7.0 million, which consists of $2.0 million in cash expenditures related to employee severance benefits and $5.0 million in asset impairment charges primarily related to removing certain laboratory equipment and plant assets from service. The Tech Group plan is intended to better align our available production capacity with expected levels of contract manufacturing activity by consolidating manufacturing operations and support functions. Total costs of the Tech Group plan are estimated to be approximately $2.0 million, which consists of $1.5 million in cash expenditures for severance and asset relocation costs and $0.5 million in accelerated depreciation due to the shortened useful life of the affected fixed assets.

During 2009, Pharmaceutical Systems incurred actual charges of $7.0 million and Tech Group incurred charges of $0.6 million, with the balance expected in 2010 as the respective costs are incurred. Also in 2009, we incurred $1.1 million in restructuring costs, consisting mainly of employee severance benefits, asset impairments and accelerated depreciation associated with the completion of our 2007 Tech Group restructuring plan.

During 2008 and 2007, we incurred $3.0 million and $3.4 million, respectively, in restructuring and related charges as part of the 2007 Tech Group plan.

The following table details activity related to our restructuring obligations recorded within other current liabilities:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2007	$1.9	$0.3	$2.2
Charges	1.4	1.6	3.0
Non-cash adjustments	-	(0.6)	(0.6)
Cash payments	(3.1)	(0.9)	(4.0)
Balance, December 31, 2008	0.2	0.4	0.6
Charges	3.0	0.4	3.4
Cash payments	(1.3)	(0.7)	(2.0)
Balance, December 31, 2009	$1.9	$0.1	$2.0

We expect all payments associated with the plans to be completed by the end of 2010.

Impairment Charges

During the fourth quarter of 2009, we determined that a cost-basis investment that arose from the 2005 divestiture of our former drug delivery business was impaired and we recorded a $0.8 million charge to write-off our investment. We do not expect any further charges associated with this investment.

In the fourth quarter of 2007, we recorded a $12.9 million impairment charge representing our net book value in the Nektar contract intangible asset associated with the Exubera device.

Other Items

In September 2009, we enrolled in a tax amnesty program in Brazil which provided for reduced penalties and interest on certain tax-related obligations. We recognized a pre-tax benefit of $2.0 million in 2009 relating to our participation in this program. During 2007, we increased our accruals in Brazil for a series of excise, gross receipts and value-added tax contingencies by $10.1 million. The increased provisions followed a detailed review of several related tax cases pending in the Brazilian courts, which indicated that it was probable that the positions taken on previous tax filings, some of which date back to the late 1990’s, would not be sustained.

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

Note 5: Income Taxes

On January 1, 2007, we adopted new guidance that clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this guidance resulted in the recognition of net tax assets that met the more-likely-than-not threshold of $21.6 million and was reflected as an adjustment to the opening balance of retained earnings for 2007.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. During 2009, the statute of limitations for the 2005 U.S. Federal tax year lapsed, leaving tax years 2006 through 2009 open to examination in the U.S. Federal tax jurisdiction. We are also subject to examination in various state and foreign jurisdictions for tax years 2002 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2009	2008
Balance at January 1	$7.9	$10.2
Additions for tax positions taken in the current year	0.5	0.3
Additions for tax positions of prior years	1.4	0.8
Reduction for expiration of statute of limitations/audits	(4.2)	(3.4)
Balance at December 31	$5.6	$7.9

In addition, we had accrued interest and penalties of $0.5 million and $1.0 million at December 31, 2009 and 2008, respectively. During 2009 and 2008, we recognized $(0.4) million and $0.3 million, respectively, in tax-related interest (income) expense and penalties. As of December 31, 2009, we had approximately $5.6 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced further by approximately $2.1 million.

The components of income before income taxes are:

($ in millions)	2009	2008	2007
U.S. operations	$6.5	$27.4	$25.6
International operations	76.7	82.1	60.8
Total income before income taxes	$83.2	$109.5	$86.4

The related provision for income taxes from continuing operations consists of:

($ in millions)	2009	2008	2007
Current:
Federal	$(1.9)	$(2.8)	$0.5
State	-	-	-
International	20.2	19.2	23.1
Current income tax provision	18.3	16.4	23.6
Deferred:
Federal and state	(5.1)	7.5	0.3
International	0.3	(0.2)	(6.7)
Deferred income tax provision	(4.8)	7.3	(6.4)
Provision for income taxes, continuing operations	$13.5	$23.7	$17.2

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2009	2008
Deferred tax assets
Net operating loss carryforwards	$33.6	$36.9
Tax credit carryforwards	28.7	21.1
Restructuring and impairment charges	0.8	0.2
Capital loss carryforwards	1.4	1.1
Pension and deferred compensation	41.9	47.4
Other	11.2	10.1
Valuation allowance	(24.3)	(23.4)
Total deferred tax assets	93.3	93.4
Deferred tax liabilities:
Accelerated depreciation	37.9	40.1
Other	1.2	5.8
Total deferred tax liabilities	39.1	45.9
Net deferred tax asset	$54.2	$47.5

A reconciliation of the U.S. statutory corporate tax rate to our effective consolidated tax rate on income before income taxes from continuing operations follows:

	2009	2008	2007
U.S. statutory corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(7.6)	(7.6)	(4.2)
Non-benefited losses	2.0	0.5	2.5
Reversal of prior valuation allowance	(1.2)	(1.2)	(4.2)
Reversal of reserves for unrecognized tax benefits	(3.4)	(3.1)	(1.5)
U.S. tax on international earnings, net of foreign tax credits	(3.2)	(0.9)	(4.1)
State income taxes, net of federal tax benefit	(1.1)	0.2	(3.2)
General Business Credits	(5.4)	(1.1)	(2.1)
Other	1.1	(0.2)	1.7
Effective tax rate, continuing operations	16.2%	21.6%	19.9%

At December 31, 2009, we had U.S. federal net operating loss carryforwards of $25.1 million and state operating loss carryforwards of $241.5 million, which created deferred tax assets of $8.8 million and $14.3 million, respectively; and foreign operating loss carryforwards of $40.3 million, which created a deferred tax asset of $10.5 million.  Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $3.4 million in 2010 and $238.1 million thereafter. Foreign loss carryforwards will begin to expire in 2013, while $33.0 million of the total $40.3 million will not expire.

As of December 31, 2009, we had available foreign tax credit carryforwards of $17.1 million expiring as follows: $0.2 million in 2011, $2.6 million in 2012, $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, $2.8 million in 2017, $2.4 million in 2018 and $3.4 million in 2019. We have U.S. federal, state and foreign research and development credit carryforwards of $8.2 million, $2.5 million and $0.7 million, respectively.  The $8.2 million of U.S. federal research and development credits expire as follows: $0.4 million expire in 2021, $0.5 million expire in 2022 and $7.3 million expire after 2022. The $2.5 million of state research and development credits expire as follows: $0.7 million expire in 2021, $0.6 million expire in 2022 and $1.2 million expire after 2022. The foreign research and development credits have an indefinite carryforward.

As of December 31, 2009, we had U.S. capital loss carryforwards of $3.7 million, which created a deferred tax asset of $1.4 million, which is fully reserved. During 2007, as the result of an Internal Revenue Service closing agreement, we realized an additional $8.1 million benefit in the basis of an investment related to the disposition of our former drug delivery business, creating a deferred tax asset of $3.2 million which is fully reserved. The U.S. capital loss carryforwards will begin to expire in 2012.

Undistributed earnings of foreign subsidiaries amounted to $482.7 million at December 31, 2009, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

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

The following table provides information on sales by significant product group:

($ in millions)	2009	2008	2007
Pharmaceutical packaging	$637.3	$622.8	$577.8
Disposable medical components	105.1	107.2	120.4
Safety and administration systems	32.9	33.1	25.5
Laboratory and other services	33.4	29.0	18.1
Pharmaceutical Systems	808.7	792.1	741.8
Healthcare devices	182.1	171.7	188.8
Consumer products	56.2	74.1	73.3
Tooling and other services	20.0	24.7	27.1
Tech Group	258.3	270.5	289.2
Intersegment sales	(11.3)	(11.5)	(10.9)
Net sales	$1,055.7	$1,051.1	$1,020.1

We do not have any customers accounting for greater than 10% of consolidated net sales.

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located.

	Sales			Property, Plant and Equipment, Net
($ in millions)	2009	2008	2007	2009	2008	2007
United States	$502.8	$488.5	$496.4	$242.5	$238.9	$209.9
Germany	148.3	145.4	114.7	129.9	119.9	111.0
France	105.3	100.7	99.8	45.9	43.4	43.1
Other European countries	209.3	211.5	193.6	83.2	72.6	70.8
Other	90.0	105.0	115.6	75.6	56.2	46.9
	$1,055.7	$1,051.1	$1,020.1	$577.1	$531.0	$481.7

The following tables provide summarized financial information for our segments:

($ in millions)	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
2009
Net sales	$808.7	$258.3	$(11.3)	$1,055.7
Income before income taxes	134.2	14.0	(65.1)	83.1
Segment assets	909.0	253.0	109.0	1,271.0
Capital expenditures	93.3	11.4	0.2	104.9
Depreciation and amortization expense	50.6	15.3	2.2	68.1

2008
Net sales	$792.1	$270.5	$(11.5)	$1,051.1
Income before income taxes	136.7	17.8	(45.0)	109.5
Segment assets	816.3	227.5	124.9	1,168.7
Capital expenditures	122.3	9.2	7.1	138.6
Depreciation and amortization expense	43.9	14.9	1.8	60.6

($ in millions)	Pharmaceutical Systems	Tech Group	Corporate and Eliminations	Consolidated
2007
Net sales	$741.8	$289.2	$(10.9)	$1,020.1
Income before income taxes	141.9	11.6	(67.1)	86.4
Segment assets	737.7	247.4	200.5	1,185.6
Capital expenditures	108.1	20.9	0.4	129.4
Depreciation and amortization expense	39.0	15.9	1.7	56.6

Note 7: Net Income Per Share

The following tables reconcile net income and shares, attributable to common shareholders, used in the calculation of basic net income per share to those used for diluted net income per share:

($ and shares in millions)	2009	2008	2007
Net income, as reported, for basic net income per share	$72.6	$86.0	$70.7
Plus: interest expense on convertible debt, net of tax	4.3	4.3	3.4
Net income for diluted net income per share	$76.9	$90.3	$74.1
Weighted average common shares outstanding	32.8	32.4	32.7
Assumed stock options exercised and awards vested, based on the treasury stock method	0.6	0.8	1.2
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.3
Weighted average shares assuming dilution	36.3	36.1	36.2

Options outstanding but not included in the computation of diluted net income per share because their impact was antidilutive were 1.1 million, 0.6 million and 0.3 million for fiscal years 2009, 2008 and 2007, respectively.

Note 8: Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenues, expenses and gains and losses that generally accepted accounting principles exclude from net income. For us, the items excluded from current net income were cumulative foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities of affiliates, fair value adjustments on derivative financial instruments and pension and other postretirement liability adjustments.

The components of accumulated other comprehensive income, net of tax, at December 31 are as follows:

($ in millions)	2009	2008
Foreign currency translation	$35.0	$16.0
Unrealized losses on securities of affiliates	(0.5)	(0.9)
Unrealized losses on derivatives	(3.4)	(5.4)
Defined benefit pension and other postretirement plans	(50.8)	(54.6)
	$(19.7)	$(44.9)

Note 9:  Stock Repurchase Program

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

Note 10: Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable segment are as follows:

($ in millions)	Pharmaceutical Systems	Tech Group	Total
Balance, December 31, 2007	$75.1	$34.1	$109.2
Additions	3.1	-	3.1
Foreign currency translation	(6.9)	(0.1)	(7.0)
Balance, December 31, 2008	71.3	34.0	105.3
Additions	-	7.8	7.8
Foreign currency translation	0.8	0.3	1.1
Balance, December 31, 2009	$72.1	$42.1	$114.2

On July 6, 2009, we acquired certain business assets of Plastef, a France-based developer and manufacturer of drug delivery devices, which resulted in goodwill of $7.8 million. On December 29, 2008, we purchased the remaining 10% noncontrolling interest in our Medimop subsidiary for $8.5 million, which resulted in additional goodwill of $3.1 million.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2009			2008
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Technology and patents	$15.3	$(4.4)	$10.9	$10.7	$(3.5)	$7.2
Trademarks	12.2	(0.5)	11.7	11.2	(0.3)	10.9
Customer relationships	29.3	(7.7)	21.6	29.3	(6.0)	23.3
Customer contracts	12.0	(2.0)	10.0	8.2	(1.5)	6.7
Non-compete agreements	3.9	(2.5)	1.4	3.9	(2.0)	1.9
	$72.7	$(17.1)	$55.6	$63.3	$(13.3)	$50.0

As part of the July 6, 2009 acquisition of Plastef, Tech Group acquired $8.8 million of intangible assets consisting of $3.5 million in patents and patent applications, $0.9 million in tradenames, $3.7 million in customer contracts and $0.7 million in licenses. The estimated useful lives for these assets are as follows: 14.5 years for patents, 18.5 years for patent applications, 14.5 years for tradenames, 20 years for customer contracts and 10.5 years for licenses. For additional details regarding this acquisition, see Note 2, Acquisition.

During 2008, Pharmaceutical Systems acquired licenses for a total of $0.5 million, to be amortized over 5 years.

The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $(0.3) million and $2.0 million for the twelve months ended December 31, 2009 and 2008, respectively. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $3.5 million and $4.4 million, respectively. Estimated future annual amortization expense is as follows: 2010 to 2011 - $4.1 million, 2012 - $3.7 million, 2013 - $3.5 million and 2014 - $3.4 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

Note 11: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2009	2008
Land		$9.6	$9.5
Buildings and improvements	5-50	267.1	220.7
Machinery and equipment	10-15	543.9	499.6
Molds and dies	4-7	81.9	73.1
Computer hardware and software	3-10	59.9	20.1
Construction in progress		99.7	142.0
		$1,062.1	$965.0

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $63.9 million, $56.1 million and $51.6 million, respectively.

During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems in our North American operations with a new enterprise resource planning (“ERP”) system. Phase two of the ERP project, which focused on procurement and plant operations, commenced in late 2008 and was completed in the fourth quarter of 2009.

Capitalized leases included in ‘buildings and improvements’ were $5.1 million and $2.5 million at December 31, 2009 and 2008, respectively. Capitalized leases included in ‘machinery and equipment’ were $4.4 million and $2.2 million at December 31, 2009 and 2008, respectively.  Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $2.6 million and $1.9 million at December 31, 2009 and 2008, respectively. At December 31, 2009, future minimum payments under capital leases were $1.3 million in 2010, $0.8 million in 2011, $0.4 million in 2012, $0.3 million in 2013, $0.2 million in 2014 and $0.2 million thereafter.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $2.6 million and $1.9 million, respectively.

Note 12: Affiliated Companies

At December 31, 2009, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. (“Daikyo”)	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $27.4 million, $24.7 million and $24.0 million at December 31, 2009, 2008 and 2007, respectively. Dividends received from affiliated companies were $0.3 million in 2009 and $0.1 million for both 2008 and 2007.

Our equity in unrealized (losses) gains of Daikyo's investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive income, a separate component of shareholders' equity, was $(0.5) million, $(0.9) million and $1.7 million at December 31, 2009, 2008 and 2007, respectively.

Our purchases and royalty payments made to affiliates totaled $45.4 million, $36.3 million and $31.3 million, respectively, in 2009, 2008 and 2007, of which $3.4 million and $3.7 million was due and payable as of December 31, 2009 and 2008, respectively. These transactions primarily relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $1.9 million, $1.7 million and $0.9 million, respectively, in 2009, 2008 and 2007, of which $0.1 million and $0.2 million was receivable as of December 31, 2009 and 2008, respectively.

At December 31, the aggregate carrying amount of investments in affiliated companies was as follows:

($ in millions)	2009	2008
Equity companies	$38.2	$32.8
Cost companies	-	0.8
	$38.2	$33.6

During the fourth quarter of 2009, we determined that our cost-basis investment that arose from the 2005 divestiture of a former drug delivery business was impaired and we recorded a $0.8 million charge to write-off our investment.

Note 13: Debt

At December 31, 2009 and 2008, we had short-term obligations under capital leases of $0.5 million and $0.4 million, respectively, primarily denominated in Euros and carrying a weighted average interest rate of 5.5%. In December 2008, we issued a note payable for $3.5 million carrying an interest rate of 2.4%, which matured and was repaid during 2009.

The following table summarizes our long-term debt obligations at December 31. The interest rates shown in parentheses are as of December 31, 2009:

($ in millions)	2009	2008
Capital leases, due through 2016 (4.5 - 7.2%)	$2.6	$0.8
Revolving credit facility, due 2011 (1.1%)	23.2	29.9
Series A floating rate notes, due 2012 (1.1%)	50.0	50.0
Series B floating rate notes, due 2015 (1.2%)	25.0	25.0
Euro note A, due 2013 (4.2%)	29.2	28.7
Euro note B, due 2016 (4.4%)	87.6	86.2
Convertible debt, due 2047 (4.0%)	161.5	161.5
	$379.1	$382.1

Real property and equipment long-term lease obligations, denominated in Euros, of $2.4 million were acquired on July 6, 2009 as part of the Plastef acquisition. Refer to Note 2, Acquisition, for more details.

As of December 31, 2009, we have $23.2 million of borrowings under our multi-currency revolving credit agreement due in 2011, of which $18.4 million is denominated in Japanese Yen and $4.8 million is denominated in British Pounds. The Yen-denominated note is accounted for as a hedge of our net investment in our Japanese affiliate. Borrowings under the revolving credit facility are at variable rates determined by reference to the applicable London Interbank Offering Rates (“LIBOR”) plus a margin ranging from 0.5 percentage points to 1.375 percentage points determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. Our credit agreement contains a $200 million committed credit facility and an “accordion” feature under which the credit facility may be temporarily increased to $250 million. We pay a quarterly commitment fee ranging from 0.125% to 0.30% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement together with outstanding letters of credit of $2.1 million result in an unused commitment level of $174.5 million under the facility at December 31, 2009.

In 2005, we concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million maturing on July 28, 2012 (“Series A Notes”) and $25.0 million maturing on July 28, 2015 (“Series B Notes”).  The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 0.8 percentage points and the Series B Notes at LIBOR plus 0.9 percentage points. We entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on the Series A and B floating rate notes (discussed in Note 14, Derivative Financial Instruments).

In 2006, we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $29.2 million at December 31, 2009) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($87.6 million at December 31, 2009) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%.  These Euro-denominated notes are accounted for as a hedge of our net investment in our European subsidiaries.

On March 14, 2007, the Company issued $150.0 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047. On April 3, 2007, the underwriters exercised an over-allotment option resulting in the issuance of an additional $11.5 million of debentures, bringing the total aggregate principal amount outstanding to $161.5 million. The debentures bear interest at a rate of 4.0% annually and are convertible into shares of our common stock at a conversion rate, subject to adjustment, of 17.9041 shares per $1,000 of principal amount, which equals a conversion price of approximately $55.85 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of December 31, 2009, no debentures have been converted.

Total net proceeds from this offering were $156.3 million. We have and may use the proceeds for general corporate purposes, which include capital expenditures, working capital, possible acquisitions of other businesses, technologies or products, repaying debt, and repurchasing our capital stock. In connection with the offering, we incurred debt issuance costs in the amount of $5.2 million, consisting of underwriting discounts and commissions, legal and other professional fees. These costs were recorded as a noncurrent asset and are being amortized as additional interest expense over the term of the debentures.

Covenants included in our senior debt agreements conform to those in our revolving credit agreement.

Interest costs incurred during 2009, 2008 and 2007 were $17.6 million, $18.6 million and $16.4 million, respectively, including the amounts capitalized as part of the cost of constructing property, plant and equipment. The aggregate annual maturities of long-term debt were as follows: 2011 - $23.9 million, 2012 - $50.3 million, 2013 - $29.8 million, 2015 - $25.0 million and thereafter - $250.1 million.

Note 14: Derivative Financial Instruments

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

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of December 31, 2009, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

During 2009, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. The notional amount for each contract was $0.9 million. The contracts effectively fixed the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.28 USD per Euro while allowing us to benefit from any currency movement between 1.28 and 1.46 USD per Euro. The last contract matured on December 15, 2009.

We also entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk related to forecasted Yen-denominated inventory purchases made by certain European subsidiaries. The notional amount for each contract was ¥33.5 million. The contracts effectively fixed the Euro to Yen (“JPY”) exchange rate for a portion of our anticipated needs at a maximum of 131.00 JPY per Euro while allowing us to benefit from any currency movement between 131.00 and 145.75 JPY per Euro. The last contract matured on December 15, 2009.

We periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of December 31, 2009, there was one contract outstanding, with a notional amount of €3.0 million that settled on January 15, 2010. Changes in the fair value of this derivative were recognized within restructuring and other items and were offset by changes in the fair value of the underlying exposure being hedged.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $16.7 million pre-tax ($10.3 million after tax) on this debt is recorded within accumulated other comprehensive income as of December 31, 2009.  We have also designated our 1.7 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At December 31, 2009, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $6.6 million pre-tax ($4.1 million after tax) which is also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Pharmaceutical Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In December 2009, we purchased a series of crude oil call options for a total of 47,000 barrels of crude oil, which are intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2010. These call options cap our cost of the crude oil component of elastomer prices for a portion of our forecasted purchases, allowing us to limit our exposure to increasing petroleum prices. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to purchase the contracts. These call options were not designated as hedging instruments.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 15, Fair Value of Financial Instruments, for the balance sheet location and fair values of our derivative instruments as of December 31, 2009 and 2008.

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the year ended December 31, 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Cash Flow Hedges:
Foreign currency hedge contracts	$0.4	$-	Cost of goods and services sold
Interest rate swap contracts	4.3	(2.7)	Interest expense
Total	$4.7	$(2.7)

Net Investment Hedges:
Foreign currency-denominated debt	$(1.4)	$-	Restructuring and other items
Total	$(1.4)	$-

During the year ended December 31, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to our fair value hedges. There was no ineffectiveness related to our cash flow and net investment hedges during this same time period.

Note 15: Fair Value of Financial Instruments

On January 1, 2008, we adopted the new guidance for fair value measurements of financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

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

The following table summarizes the assets and liabilities that are measured at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at
	December 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.7	$2.7	$-	$-
Deferred compensation asset	3.5	3.5	-	-
Commodity contracts	0.3	-	0.3	-
	$6.5	$6.2	$0.3	$-
Liabilities:
Foreign currency hedge contract	$0.1	$-	$0.1	$-
Deferred compensation liability	8.7	8.7	-	-
Interest rate swap contracts	5.5	-	5.5	-
	$14.3	$8.7	$5.6	$-

		Basis of Fair Value Measurements
	Balance at
	December 31,
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$4.3	$-	$4.3	$-
Deferred compensation asset	2.8	2.8	-	-
Long-term investments	0.8	-	0.8	-
	$7.9	$2.8	$5.1	$-
Liabilities:
Foreign currency hedge contracts	$2.0	$-	$2.0	$-
Deferred compensation liability	7.5	7.5	-	-
Interest rate swap contracts	8.2	-	8.2	-
	$17.7	$7.5	$10.2	$-

Short-term and long-term investments at December 31, 2008 represent our investment in the Columbia Strategic Cash Portfolio Fund, which was fully liquidated by December 31, 2009. See the discussion below regarding this fund. Deferred compensation assets are included within other current assets and are valued based on quoted market prices in an active market. The fair value of the related deferred compensation liability is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of commodity contracts is included within other current assets. The fair values of our foreign currency contracts are included within other current liabilities and are valued using quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates, and swap spreads). Refer to Note 14, Derivative Financial Instruments, for further discussion of our derivatives.

Columbia Strategic Cash Portfolio Fund

The Columbia Strategic Cash Portfolio Fund was an enhanced cash fund that included investments in certain asset-backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities, among other assets. In December 2007, the fund began an orderly liquidation that was completed by December 31, 2009. Our initial investment was $25.0 million and subsequently we received redemptions of $5.3 million, $16.8 million and $2.3 million during 2009, 2008 and 2007, respectively. The cumulative loss on this investment was $0.6 million during the same three-year period.

The fair value of the fund was based on the value of the underlying securities as determined by fund management using a market approach, which employs various indications of value including, but not limited to, broker-dealer quotations and other widely available market data.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2009, the estimated fair value of long-term debt was $345.4 million compared to a carrying amount of $379.1 million. At December 31, 2008, the estimated fair value of long-term debt was $315.1 million and the carrying amount was $382.1 million.

Note 16: Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal life insurance benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution savings plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $3.4 million, $2.5 million and $2.3 million for 2009, 2008 and 2007, respectively. In addition, we provide certain post-employment benefits for terminated and disabled employees, including severance pay, disability-related benefits and healthcare benefits. These costs are accrued over the employee's active service period or, under certain circumstances, at the date of the event triggering the benefit.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Service cost	$7.8	$7.7	$7.7	$0.8	$0.8	$1.0
Interest cost	14.9	14.2	13.3	0.9	0.8	0.9
Expected return on assets	(11.9)	(16.6)	(16.2)	-	-	-
Amortization of prior service (credit) cost	(1.1)	(1.1)	(1.2)	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	-	-	-
Recognized actuarial losses	7.0	1.6	2.6	-	-	-
Net periodic benefit cost	$16.8	$5.9	$6.3	$1.8	$1.7	$2.0

	Pension benefits			Other retirement benefits
($ in millions)	2009	2008	2007	2009	2008	2007
Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net (gain) loss arising during period	$(2.9)	$56.8	$(7.8)	$1.8	$(0.3)	$(2.0)
Prior service cost arising during period	-	-	1.9	-	-	-
Amortization of prior service credit (cost)	1.1	1.1	1.2	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	-	-	-
Amortization of actuarial loss	(7.0)	(1.6)	(2.6)	-	-	-
Total recognized in other comprehensive income	$(8.9)	$56.2	$(7.4)	$1.7	$(0.4)	$(2.1)
Total recognized in net periodic benefit cost and other comprehensive income	$7.9	$62.1	$(1.1)	$3.5	$1.3	$(0.1)

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2009	2008	2007	2009	2008	2007
U.S. plans	$14.9	$4.3	$4.1	$1.8	$1.7	$2.0
International plans	1.9	1.6	2.2	-	-	-
Net periodic benefit cost	$16.8	$5.9	$6.3	$1.8	$1.7	$2.0

The following tables present the changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation, January 1	$(225.2)	$(231.7)	$(15.0)	$(14.1)
Service cost	(7.8)	(7.7)	(0.8)	(0.8)
Interest cost	(14.9)	(14.2)	(0.9)	(0.8)
Participants’ contributions	-	-	(0.5)	(0.4)
Actuarial (loss) gain	(23.2)	11.4	(1.8)	0.4
Amendments/transfers in	(0.3)	(0.4)	-	-
Benefits/expenses paid	11.2	10.1	0.9	0.7
Foreign currency translation	(2.4)	7.3	-	-
Benefit obligation, December 31	$(262.6)	$(225.2)	$(18.1)	$(15.0)

Change in plan assets:
Fair value of assets, January 1	$152.2	$216.9	$-	$-
Actual return on assets	38.9	(52.2)	-	-
Employer contribution	12.3	2.4	0.4	0.3
Participants’ contribution	-	-	0.5	0.4
Benefits/expenses paid	(11.2)	(10.1)	(0.9)	(0.7)
Foreign currency translation	1.3	(4.8)	-	-
Fair value of plan assets, December 31	$193.5	$152.2	$-	$-

Funded status at end of year	$(69.1)	$(73.0)	$(18.1)	$(15.0)

International pension plan assets, at fair value, included in the preceding table were $17.2 million and $13.4 million at December 31, 2009 and 2008, respectively.

Amounts recognized in the balance sheet are as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2009	2008	2009	2008
Current liabilities	$(1.0)	$(0.9)	$(1.1)	$(1.1)
Noncurrent liabilities	(68.1)	(72.1)	(17.0)	(13.9)
	$(69.1)	$(73.0)	$(18.1)	$(15.0)

The amounts in accumulated other comprehensive loss, pre-tax, consist of:

	Pension benefits		Other retirement benefits
($ in millions)	2009	2008	2009	2008
Net actuarial loss (gain)	$88.5	$98.5	$(0.1)	$(1.9)
Transition obligation	0.6	0.7	-	-
Prior service (credit) cost	(8.4)	(9.6)	0.3	0.4
Accumulated other comprehensive income	$80.7	$89.6	$0.2	$(1.5)

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $5.1 million, $0.1 million and $(1.1) million, respectively. The prior service cost for the other retirement benefit plan that will be amortized from accumulated other comprehensive income into expense over the next fiscal year is $0.1 million.

The accumulated benefit obligation for all defined benefit pension plans was $260.0 million and $223.3 million at December 31, 2009 and 2008, respectively, including $38.9 million and $27.9 million, respectively, for international pension plans.

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $262.6 million and $193.5 million, respectively, as of December 31, 2009 and $225.2 million and $152.2 million, respectively, as of December 31, 2008. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $260.0 million and $193.5 million, respectively, as of December 31, 2009 and $223.3 million and $152.2 million, respectively, as of December 31, 2008.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2010	$13.4	$1.1	$14.5
2011	14.6	2.3	16.9
2012	16.4	1.3	17.7
2013	17.8	1.6	19.4
2014	19.4	1.5	20.9
2015 to 2019	122.2	10.4	132.6
	$203.8	$18.2	$222.0

In 2010, we expect to contribute $10.5 million to pension plans, of which $1.9 million is for international plans. Included in this amount is a minimum ERISA (Employee Retirement Income Security Act) funding requirement for the U.S. qualified pension plan of $8.0 million. We also expect to contribute $1.2 million to other retirement plans in 2010. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension benefits			Other retirement benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.38%	6.22%	5.86%	6.25%	6.00%	5.70%
Rate of compensation increase	4.37%	4.85%	4.73%	-	-	-
Long-term rate of return on assets	7.66%	7.79%	7.86%	-	-	-

Weighted average assumptions used to determine the benefit obligations are as follows:

	Pension benefits		Other retirement benefits
	2009	2008	2009	2008
Discount rate	5.94%	6.46%	5.25%	6.25%
Rate of compensation increase	4.37%	4.85%	-	-

The discount rate used to determine the benefit obligations for U.S. pension plans was 6.00% and 6.50% as of December 31, 2009 and 2008, respectively.  The weighted average discount rate used to determine the benefit obligations for all international plans was 5.64% and 6.17% as of December 31, 2009 and 2008, respectively. The rate of compensation increase for U.S. plans was 4.50% for 2009 and 5.00% for 2008, while the weighted average rate for all international plans was 2.71% for 2009 and 2.66% for 2008. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 7.75% for 2009 and 8.00% for both 2008 and 2007.

The assumed healthcare cost trend rate used to determine benefit obligations was 8.00% for all participants in 2009, decreasing to 5.00% by 2016. Increasing the assumed healthcare cost trend rate by one percentage point would result in a $1.0 million increase in the postretirement obligation, whereas a decrease of one percentage point would result in a $0.9 million decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 8.50% for all participants in 2009, decreasing to 5.00% by 2014. The effect of a one percentage point change in the rate would be a $0.1 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, are as follows:

	2009	2008
Equity securities	69%	61%
Debt securities	31%	39%
	100%	100%

Our U.S. pension plan is managed as a balanced portfolio comprised of two components: equity and fixed income debt securities. Equity investments are used to maximize the long-term real growth of fund assets, while fixed income investments are used to generate current income, provide for a more stable periodic return, and to provide some protection against a prolonged decline in the market value of equity investments. Temporary funds may be held as cash. We maintain a long-term strategic asset allocation policy which provides guidelines for ensuring that the fund's investments are managed with the short-term and long-term financial goals of the fund, while allowing the flexibility to react to unexpected changes in capital markets.

The following are our target asset allocations and acceptable allocation ranges:

	Target allocation	Allocation range
Equity securities	65%	60%-70%
Debt securities	35%	30%-40%
Other	0%	0%-5%

Diversification across and within asset classes is the primary means by which we mitigate risk. We maintain guidelines for all asset and sub-asset categories in order to avoid excessive investment concentrations. Fund assets are monitored on a regular basis. If at any time the fund asset allocation is not within the acceptable allocation range, funds will be reallocated. We also review the fund on a regular basis to ensure that the investment returns received are consistent with the short-term and long-term goals of the fund and with comparable market returns. We are prohibited from pledging fund securities and from investing pension fund assets in the following: our own stock, securities on margin and derivative securities.

The fair values of our pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 15, Fair Value of Financial Instruments, are:

	Basis of Fair Value Measurements
($ in millions)	Level 1	Level 2	Level 3	Total
Cash	$0.4	$-	$-	$0.4
Cash Equivalents:
Bank pooled fund	-	0.1	-	0.1
Equity securities:
Indexed mutual funds	96.2	-	-	96.2
International mutual funds	36.9	-	-	36.9
Fixed income securities:
Mutual funds	58.1	-	-	58.1
Insurance contract	-	1.8	-	1.8
	$191.6	$1.9	$-	$193.5

Note 17: Stock-Based Compensation

At December 31, 2009, there were approximately 2,040,198 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

Stock options and stock appreciation rights reduce the number of shares available for grant by one share for each share granted. All other awards under the 2007 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded.

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2009	2008	2007
Stock option and appreciation rights	$3.7	$3.3	$3.0
Performance-vesting shares	1.8	1.8	3.2
Performance-vesting units	-	0.1	0.1
Performance-vesting shares/units dividend equivalents	0.2	0.1	0.1
Employee stock purchase plan	0.3	0.4	0.4
Deferred compensation plans	1.5	0.7	(1.7)
Total stock-based compensation expense	$7.5	$6.4	$5.1

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2009, was approximately $7.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2009	2008	2007
Options outstanding, January 1	2.6	2.7	2.7
Granted	0.4	0.5	0.3
Exercised	(0.3)	(0.5)	(0.2)
Forfeited	-	(0.1)	(0.1)
Options outstanding, December 31	2.7	2.6	2.7
Options exercisable, December 31	1.7	1.6	1.9

Weighted Average Exercise Price	2009	2008	2007
Options outstanding, January 1	$26.91	$21.89	$18.32
Granted	32.12	42.50	44.96
Exercised	13.70	14.09	15.10
Forfeited	37.43	39.87	17.81
Options outstanding, December 31	$29.09	$26.91	$21.89
Options exercisable, December 31	$24.52	$20.64	$17.02

As of December 31, 2009, the weighted average remaining contractual life of options outstanding and of options exercisable was 5.7 years and 4.4 years, respectively.

As of December 31, 2009, the aggregate intrinsic value of total options outstanding was $26.9 million, of which $25.7 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2009, 2008 and 2007: a risk-free interest rate of 1.9%, 3.0% and 4.5%, respectively; stock volatility of 27.0%, 24.5% and 30.3%, respectively; and dividend yields of 1.9%, 1.3% and 1.2%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends.  Expected lives, which are based on prior experience, averaged 5 years for 2009, 2008 and 2007. The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $6.98, $9.94 and $13.93, respectively.

For the years ended December 31, 2009, 2008 and 2007, the intrinsic value of options exercised was $7.1 million, $18.0 million and $9.0 million, respectively. The grant date fair value of options vested during those same periods was $3.7 million, $3.0 million and $2.5 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period with the resulting change reflected in expense. Upon exercise of a SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company’s stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recorded within other long-term liabilities.

The following table summarizes changes in outstanding SARs:

	2009	2008	2007
SARs outstanding, January 1	56,012	40,339	22,154
Granted	22,500	24,062	20,413
Exercised	-	(4,208)	(557)
Forfeited	-	(4,181)	(1,671)
SARs outstanding, December 31	78,512	56,012	40,339
SARs exercisable, December 31	24,861	10,196	4,979

Weighted Average Exercise Price	2009	2008	2007
SARs outstanding, January 1	$40.43	$38.85	$32.59
Granted	32.09	41.70	44.97
Exercised	-	32.59	32.59
Forfeited	-	40.39	32.59
SARs outstanding, December 31	$38.04	$40.43	$38.85
SARs exercisable, December 31	$39.22	$37.98	$32.59

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital (“ROIC”), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding PVS awards:

	2009	2008	2007
Non-vested PVS awards, January 1	330,458	261,131	275,145
Granted at target level	125,600	158,795	94,571
Adjustments above/(below) target	(5,112)	45,015	66,391
Vested and converted	(80,083)	(123,891)	(171,891)
Forfeited	(43,365)	(10,592)	(3,085)
Non-vested PVS awards, December 31	327,498	330,458	261,131

Weighted Average Grant Date Fair Value	2009	2008	2007
Non-vested PVS awards, January 1	$40.62	$34.81	$25.35
Granted at target level	32.12	42.45	44.96
Adjustments above/(below) target	32.69	24.86	19.41
Vested and converted	32.69	25.14	19.41
Forfeited	39.10	40.28	28.79
Non-vested PVS awards, December 31	$39.63	$40.62	$34.81

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2009, 2008 and 2007 was $32.12, $42.45 and $44.96, respectively. We expect that the PVS awards will vest at 47% of their target award amounts, converting to 154,556 shares to be issued over an average remaining term of 1.2 years.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes our PVU awards outstanding as of December 31, 2009, and changes during the year then ended:

	PVU awards	Weighted Average Grant Date Fair Value per award
Non-vested PVU awards, January 1	19,346	$39.85
Granted at target level	7,200	32.09
Adjustments above/(below) target	(345)	32.59
Vested and converted	(5,409)	32.59
Forfeited	-	-
Non-vested PVU awards, December 31	20,792	$35.87

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25 thousand in any one calendar year. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year). Purchases under the ESPP were 58,606 shares, 53,029 shares and 50,181 shares for the years 2009, 2008 and 2007, respectively.  At December 31, 2009, there were approximately 2.3 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the conversion of compensation into deferred stock units. As of December 31, 2009, the two deferred compensation plans held a total of 314,170 deferred stock units, which, due to their cash settlement feature, are recorded within other long-term liabilities. The liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 57,346 deferred stock awards.

Management Incentive Plan

Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 3,700 shares, 5,700 shares and 4,800 shares in 2009, 2008 and 2007, respectively. Incentive stock forfeitures of 400 shares, 600 shares and 1,200 shares occurred in 2009, 2008 and 2007, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $32.09 per share granted in 2009, $41.70 per share granted in 2008 and $44.97 per share granted in 2007.

Note 18: Commitments and Contingencies

At December 31, 2009, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2009, 2008 and 2007 was $12.9 million, $11.2 million and $10.6 million, respectively, and is net of sublease income of $0.7 million annually for the same years.

At December 31, 2009, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2010	$10.8
2011	9.2
2012	8.6
2013	4.1
2014	4.0
Thereafter	18.9
Total	55.6
Less sublease income	1.9
$53.7

At December 31, 2009, outstanding unconditional contractual commitments for the purchase of raw materials, utilities and equipment amounted to $14.9 million, of which, $6.7 million is due to be paid in 2010.

We have letters of credit totaling $2.1 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee the payment of equipment leases in Ireland and sales tax liabilities in the U.S. Our accrual for insurance obligations was $5.2 million at December 31, 2009.

During 2007, a detailed review was performed of several related tax cases pending in the Brazilian courts, which indicated that it was probable that the positions taken on our previous tax filings, some of which date back to the late 1990’s, would not be sustained. During the fourth quarter of 2007 and the first quarter of 2008, we made total cash payments of $24.4 million for tax obligations and judicial deposits to the government of Brazil. During 2009, we enrolled in a tax amnesty program offered by the Brazilian government which provided for reduced penalties and interest on certain of our tax obligations. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2009 related to these matters and adjusted for expected amnesty benefit, was $7.3 million.

We have accrued, within other current liabilities, the estimated cost of environmental remediation expenses related to soil or ground water contamination at current and former manufacturing facilities.  We believe the accrual of $0.3 million at December 31, 2009 is sufficient to cover the future costs of these remedial actions.

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

On January 1, 2009, we adopted new guidance that requires enhanced disclosures regarding derivatives and hedging activities, including information about how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Refer to Note 14, Derivative Financial Instruments, for further information and disclosures.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in interim, as well as annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted this guidance as of June 30, 2009. The adoption did not have a material impact on our financial statements. See Note 14, Derivative Financial Instruments, and Note 15, Fair Value of Financial Instruments, for additional information.

In April 2009, the FASB issued additional guidance to assist in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This guidance was effective for us as of June 30, 2009, on a prospective basis. We considered this guidance in our determination of fair values in Note 15, Fair Value of Financial Instruments.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance as of June 30, 2009. The adoption did not have a material impact on our financial statements. See Note 1, Summary of Significant Accounting Policies, for additional information.

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

On December 31, 2009, we adopted new guidance that expands the disclosure requirements relating to defined benefit pension and other postretirement plans including how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring benefit plan assets at fair value, and significant concentrations of risk within plan assets. The adoption did not have a material impact on our financial statements. Refer to Note 16, Benefit Plans, for additional information.

Standards Issued Not Yet Adopted

In June 2009, the FASB issued revised guidance which requires a qualitative approach to identify the primary beneficiary of a variable interest entity (“VIE”), amends guidance for determining whether an entity is a VIE and requires ongoing assessment of whether an entity is the primary beneficiary of a VIE. This guidance also requires enhanced disclosures about an entity’s involvement with a VIE and is effective for annual periods beginning after November 15, 2009. Management believes the adoption of this guidance will not have a material impact on our financial statements.

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

In January 2010, the FASB issued guidance requiring new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Management does not expect this adoption to have a material impact on our financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2010

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2009
Net sales	$242.4	$261.0	$258.9	$293.4	$1,055.7
Gross profit	69.3	78.7	71.7	83.9	303.6
Net income	$15.4	$19.7	$17.2	$20.3	$72.6
Less: net income attributable to noncontrolling interests	-	-	-	-	-
Net income attributable to common shareholders	$15.4	$19.7	$17.2	$20.3	$72.6
Net income per share:
Basic	$0.47	$0.60	$0.52	$0.62	$2.21
Diluted	$0.46	$0.57	$0.50	$0.59	$2.12

2008
Net sales	$270.7	$279.3	$256.2	$244.9	$1,051.1
Gross profit	83.5	83.6	66.0	69.5	302.6
Net income	$26.4	28.9	$13.5	$17.8	$86.6
Less: net income attributable to noncontrolling interests	0.2	0.2	0.2	-	0.6
Net income attributable to common shareholders	$26.2	$28.7	$13.3	$17.8	$86.0
Net income per share:
Basic	$0.81	$0.89	$0.41	$0.54	$2.65
Diluted	$0.76	$0.82	$0.40	$0.52	$2.50

The sum of the individual per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)
First quarter 2009 net income included $0.4 million of restructuring charges ($0.01 per diluted share) and $1.7 million of discrete tax benefits ($0.05 per diluted share). Net income in the first quarter of 2008 included $0.7 million ($0.02 per diluted share) of restructuring and related charges, a net gain on contract settlement of $0.8 million ($0.03 per diluted share) and discrete tax benefits of $1.1 million ($0.03 per diluted share).

(2)
Net income in the second quarter of 2009 included $0.2 million of restructuring charges ($0.01 per diluted share). Second quarter 2008 net income included $0.9 million ($0.02 per diluted share) of restructuring and related charges in the second quarter of 2008 and a net gain on contract settlement of $4.2 million ($0.11 per diluted share).

(3)
Third quarter 2009 net income included discrete tax benefits of $0.4 ($0.01 per diluted share) and a gain on Brazilian tax amnesty benefits of $1.7 million ($0.04 per diluted share). In the third quarter of 2008, net income from continuing operations included contract settlement costs of $1.1 million ($0.03 per diluted share) and discrete tax benefits of $2.2 million ($0.06 per diluted share).

(4)
In the fourth quarter of 2009, net income included $5.6 million of restructuring and related charges ($0.16 per diluted share), discrete tax benefits of $4.0 million ($0.11 per diluted share) and a $1.3 million ($0.03 per diluted share) charge relating to the Brazilian tax amnesty program. Fourth quarter 2008 net income included $0.4 million ($0.01 per diluted share) of restructuring and related charges, contract settlement costs of $1.2 million ($0.04 per diluted share) and a discrete tax benefit of $0.3 million ($0.01 per diluted share).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009 our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered pubic accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the second quarter of 2008, we successfully replaced our financial reporting, cash disbursement and order-to-cash systems in our North American operations with a new enterprise resource planning (“ERP”) system. Phase two of the project, which focused on procurement and plant operations, as well as updates to shop floor systems, commenced in late 2008 and was completed in the fourth quarter of 2009. These implementations have resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by this project and believe that our controls remained effective.

During the period covered by this report, there have been no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors is incorporated by reference from the discussion under the heading Board of Directors in our 2010 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance – Code of Business Conduct in our 2010 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Corporate Governance – Nomination of Directors in our 2010 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings Board and Committee Membership, Audit Committee Membership and Audit Committee Financial Experts in our 2010 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2009 Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information about director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors and Executive Compensation in our 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Management and Certain Beneficial Owners in our 2010 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2009. The table does not include information about tax-qualified plans such as the West 401(k) Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,044,260 (1)	$29.09 (2)	4,342,387 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	3,044,260	$29.09	4,342,387

(1)
Includes 812,300 outstanding stock options, 327,498 unvested restricted performance share units and 57,346 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan. Also includes 1,303,087 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007), 516,779 outstanding stock options under the 1998 Key Employee Incentive Compensation Plan and 27,250 outstanding options under the 1999 Non-Qualified Stock Option Plan for Non-Employee Directors (which were both terminated in 2004). No future grants or awards may be made under the terminated plans. Does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 2,302,189 shares reserved under the Company’s Employee Stock Purchase Plan and 2,040,198 shares remaining available for issuance under the 2007 Omnibus Incentive Compensation Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 802,074. This number of shares is calculated by multiplying the 678 share per offering period per participant limit by 1,183, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this Item is incorporated by reference from the discussion under the heading Review of Related Person Transactions in our 2010 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2010 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about the fees for professional services rendered by our independent auditors in 2009 and 2008 is incorporated by reference from the discussion under the heading Fees Paid to PricewaterhouseCoopers LLP in Item 2 of our 2010 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in Item 2 of our 2010 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2009
Allowances deducted from assets
Deferred tax asset valuation allowance	$23.4	$1.3	$(0.4)	$24.3
Allowance for doubtful accounts receivable	0.7	(0.2)	0.2	0.7
Total allowances deducted from assets	$24.1	$1.1	$(0.2)	$25.0

For the year ended December 31, 2008
Allowances deducted from assets
Deferred tax asset valuation allowance	$27.0	$0.2	$(3.8)	$23.4
Allowance for doubtful accounts receivable	0.6	0.3	(0.2)	0.7
Total allowances deducted from assets	$27.6	$0.5	$(4.0)	$24.1

For the year ended December 31, 2007
Allowances deducted from assets
Deferred tax asset valuation allowance	$25.3	$4.9	$(3.2)	$27.0
Allowance for doubtful accounts receivable	0.9	-	(0.3)	0.6
Total allowances deducted from assets	$26.2	$4.9	$(3.5)	$27.6
__________________________
(1)	Includes accounts receivable written off, translation adjustments and reversals of prior year valuation allowances.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3.
Exhibits - An index of the exhibits included in this Form 10-K Report or incorporated by reference is contained on pages F-1 through F-5.  Exhibit numbers 10.1 through 10.59 are management contracts or compensatory plans or arrangements.

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

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 19, 2010
Donald E. Morel, Jr., Ph.D	of the Board, (Principal Executive Officer)

/s/ Joseph E. Abbott	Vice President and Corporate Controller	February 19, 2010
Joseph E. Abbott	(Principal Accounting Officer)

/s/ William J. Federici	Vice President and Chief Financial Officer	February 19, 2010
William J. Federici	(Principal Financial Officer)

/s/ Thomas W. Hofmann	Director	February 19, 2010
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 19, 2010
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 19, 2010
Paula A. Johnson*

/s/ John P. Neafsey	Director	February 19, 2010
John P. Neafsey*

/s/ John H. Weiland	Director	February 19, 2010
John H. Weiland*

/s/ Anthony Welters	Director	February 19, 2010
Anthony Welters*

/s/ Geoffrey F. Worden	Director	February 19, 2010
Geoffrey F. Worden*

/s/ Robert C. Young	Director	February 19, 2010
Robert C. Young*

/s/ Patrick J. Zenner	Director	February 19, 2010
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008, are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.2	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
10.3
Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.4 (2)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated) is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.
10.5 (2)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, is incorporated by reference from our 2001 10-K report.
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

10.8 (2)
Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008, is incorporated by reference from our 2008 10-K report.

10.9 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.
10.10 (2)	Award Letter dated July 28, 2008 between us and Matthew T. Mullarkey (relating to the 2007-2009 performance period) is incorporated by reference from our Form 8-K dated July 28, 2008.

Exhibit Number	Description
10.11 (2)	Award Letter dated July 28, 2008 between us and Matthew T. Mullarkey (relating to the 2008-2010 performance period) is incorporated by reference from our Form 8-K dated July 28, 2008.
10.12 (2)	Severance and Non-Competition Agreement dated July 28, 2008 between us and Matthew T. Mullarkey is incorporated by reference from our Form 8-K dated July 28, 2008.
10.13 (2)	Severance Benefits Letter Agreement, dated as of December 22, 2009 between us and Matthew T. Mullarkey.
10.14 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, is incorporated by reference from our 2007 10-K report.
10.15 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.16 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.
10.17 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.18 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.
10.19 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.20 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.21 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.22 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.23 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.24 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated May 4, 2007.
10.25 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.26 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

Exhibit Number	Description
10.27 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.28 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.29 (2)	Form of Executive 2005 Bonus and Incentive Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.30 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.31 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.32 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.33 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.34 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.35 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.36 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.37 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.38 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.39 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.40 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.41 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

Exhibit Number	Description
10.42 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.43 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.
10.44 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended October 31, 2009.
10.45
Credit Agreement, dated as of May 17, 2004 among us, certain of our subsidiaries, the banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as Agent is incorporated by reference from our 8-K report dated May 28, 2004.

10.46
First Amendment, dated as of May 18, 2005, between us, our direct and indirect subsidiaries listed on the signature pages thereto, the several banks and other financial institutions parties thereto, and PNC Bank, National Association, as Agent for the Banks is incorporated by reference from our 8-K report dated May 25, 2005.

10.47
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

10.48
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

10.49 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.50 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.51 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.
10.52	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.53 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.

Exhibit Number	Description
10.54 (3)
2006-2010 Worldwide Butyl Polymer Supply/Purchase Agreement, entered into on October 6, 2006 and effective from January 1, 2006 through December 31, 2010, between us and ExxonMobil Chemical Company is incorporated by reference from our 2006 10-K report.

10.55 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.56 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.
10.57 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.58	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
10.59	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificatio n by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.