Form 10-Q
period 2010-05-06
WEST PHARMACEUTICAL SERVICES INC
filed 2010-05-06
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 33,258,074 shares of the Registrant’s common stock outstanding.

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key purchased components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases;

•	deflation of selling prices under contracts requiring periodic price adjustments based on published cost-of-living or similar indices;

•	claims associated with product quality, including product liability, and the related costs of defending and obtaining insurance indemnifying us for the cost of such claims;

•	credit risk on accounts receivable and certain prepayments made in the normal course of business; and

•	access to sufficient financial liquidity, particularly the re-financing of our revolving credit facility, which matures in February 2011.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets;

•
dependence of normal business operations on information and communication systems and technologies provided, installed or operated by third parties, including costs and risks associated with recent and planned upgrades to existing business systems;

•	the effects of a prolonged U.S. or global economic downturn or recession;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen;

•	changes in tax law or loss of beneficial tax incentives;

•	the conclusion of unresolved tax positions inconsistent with currently expected outcomes;

•
significant losses on investments of pension plan assets relative to expected returns on those assets, and changes in market interest rates that are relevant to the measurement of pension plan obligations,  could further increase our pension expense and funding obligations in future periods;

•	the potential adverse impact on our business as a result of recently enacted federal healthcare reform legislation and any related regulations;

•	the potential for additional costs resulting from the enactment of significant climate-change legislation; and

•	the potential for acquired businesses to perform below current expectations.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$274.7	$242.4
Cost of goods and services sold	192.5	173.1
Gross profit	82.2	69.3
Research and development	5.4	4.3
Selling, general and administrative expenses	46.6	42.9
Restructuring and other items (Note 2)	1.3	0.9
Operating profit	28.9	21.2
Interest expense	4.0	3.9
Interest income	(0.1)	(0.3)
Income before income taxes	25.0	17.6
Income tax expense	6.2	2.5
Equity in net income of affiliated companies	1.0	0.3
Net income	$19.8	$15.4

Net income per share:
Basic	$0.60	$0.47
Diluted	$0.57	$0.46
Weighted average common shares outstanding	33.1	32.7
Weighted average shares assuming dilution	36.5	36.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash, including cash equivalents	$65.9	$83.1
Accounts receivable, net	146.6	138.7
Inventories	144.8	129.2
Deferred income taxes	7.3	7.8
Other current assets	40.3	38.4
Total current assets	404.9	397.2
Property, plant and equipment	1,043.1	1,062.1
Less accumulated depreciation and amortization	486.9	485.0
Property, plant and equipment, net	556.2	577.1
Investments in affiliated companies	40.2	38.2
Goodwill	111.8	114.2
Deferred income taxes	67.1	69.4
Intangible assets, net	54.5	55.6
Other noncurrent assets	18.9	19.3
Total Assets	$1,253.6	$1,271.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$21.1	$0.5
Accounts payable	66.4	68.4
Pension and other postretirement benefits	2.2	2.1
Accrued salaries, wages and benefits	42.9	46.8
Income taxes payable	6.4	5.7
Taxes other than income	11.3	8.1
Other current liabilities	33.5	39.5
Total current liabilities	183.8	171.1
Long-term debt	348.3	379.1
Deferred income taxes	21.6	22.9
Pension and other postretirement benefits	86.0	85.1
Other long-term liabilities	34.2	33.7
Total Liabilities	673.9	691.9

Commitments and contingencies (Note 12)

Total Equity	579.7	579.1
Total Liabilities and Equity	$1,253.6	$1,271.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
            West Pharmaceutical Services, Inc. and Subsidiaries
(           (In millions, except per share data)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	34.3	$8.6	$72.9	(1.3)	$(52.1)	$569.4	$(19.7)	$579.1
Net income						19.8		19.8
Stock-based compensation			1.6					1.6
Shares issued under stock plans			(8.0)	0.3	10.3			2.3
Shares repurchased for employee tax withholdings				(0.1)	(2.0)			(2.0)
Excess tax benefit from employee stock plans			2.0					2.0
Cash dividends declared ($0.16 per share)						(5.4)		(5.4)
Other comprehensive income, net of tax							(17.7)	(17.7)
Balance, March 31, 2010	34.3	$8.6	$68.5	(1.1)	$(43.8)	$583.8	$(37.4)	$579.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$19.8	$15.4
Depreciation	16.6	13.9
Amortization	1.1	1.1
Other non-cash items, net	5.5	5.5
Changes in assets and liabilities	(31.5)	(39.2)
Net cash provided by (used in) operating activities	11.5	(3.3)

Cash flows from investing activities:
Capital expenditures	(17.7)	(24.2)
Acquisition of business, net of cash acquired	(1.3)	-
Acquisition of patents and other long-term assets	-	(2.5)
(Purchases) redemptions of investments, net	(0.7)	1.5
Net cash used in investing activities	(19.7)	(25.2)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit agreements, net	(2.2)	11.5
Changes in other debt	(0.3)	-
Dividend payments	(5.3)	(5.0)
Excess tax benefit from employee stock plans	2.0	0.2
Shares repurchased for employee tax withholdings	(2.0)	(0.8)
Issuance of common stock from treasury, net	1.9	0.7
Net cash (used in) provided by financing activities	(5.9)	6.6

Effect of exchange rates on cash	(3.1)	(2.6)
Net decrease in cash and cash equivalents	(17.2)	(24.5)

Cash, including cash equivalents at beginning of period	83.1	87.2
Cash, including cash equivalents at end of period	$65.9	$62.7

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

The condensed consolidated financial statements for the three month period ended March 31, 2010 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2009 annual report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Business Segments: Effective January 1, 2010 our business operations were reorganized into two new divisions, Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems"), in order to further align our business units with the underlying markets and customers they serve. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative information. Refer to Note 11, Segment Information, for further details.

Debt Reclassification: As of March 31, 2010, we had $20.6 million in outstanding borrowings under our $200.0 million multi-currency revolving credit facility, which expires in February 2011. Because the expiration date occurs in less than one year, the entire outstanding balance was reclassified from long-term debt to notes payable and other current debt as of March 31, 2010. We are currently in the process of negotiating a replacement credit facility and expect to have a new contract in place prior to the expiration date.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Restructuring and related charges:
Severance and post-employment benefits	$0.4	$0.3
Asset write-offs	0.1	0.3
Other	0.1	0.1
Total restructuring and related charges	0.6	0.7

Foreign exchange losses and other	0.7	0.2

Total restructuring and other items	$1.3	$0.9

In November 2009, we announced restructuring plans for certain business operations and support functions affecting both of our reporting segments. During the first quarter of 2010, we incurred $0.6 million in restructuring and related charges in connection with these programs, bringing the total cost incurred to date to $8.2 million. We expect to incur an additional $1.0 million to $1.5 million during the remainder of 2010, consisting primarily of fixed asset relocation costs as Delivery Systems completes its consolidation of  manufacturing operations and support functions.

In the first quarter of 2009, we incurred $0.7 million in restructuring and related charges as part of a 2007 plan to align the plant capacity and workforce of our former Tech Group segment with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products.

The following table details activity related to our restructuring obligations recorded within other current liabilities:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2009	$1.9	$0.1	$2.0
Charges	0.4	0.1	0.5
Cash payments	(0.8)	(0.2)	(1.0)
Balance, March 31, 2010	$1.5	$-	$1.5

We expect all restructuring activities associated with the plans to be completed by the end of 2010.

Note 3:  Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. Tax effects not related to current year pre-tax income are recognized as discrete items in the period in which they were deemed more likely than not to be realized. Our annual effective tax rate for 2010 is estimated to be 24.9%.

In the first quarter of 2009, we recorded a $1.7 million tax benefit resulting from the expiration of open tax years in certain jurisdictions, as well as, the completion of a tax audit.

It is reasonably possible that due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced by approximately $2.1 million, resulting in a favorable impact on the effective tax rate. During both of the three month periods ended March 31, 2010 and 2009, we recognized $0.1 million in tax-related interest expense and penalties. Accrued interest related to unrecognized tax benefits was $0.6 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2006 through 2009. We are also subject to examination in various state and foreign jurisdictions for tax years 2002 through 2009.

Note 4:  Derivative Financial Instruments

All derivatives are recorded on the balance sheet at fair value. As part of our ongoing business operations, we are exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of March 31, 2010, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

During 2009, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of March 31, 2009, there were nine monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $8.1 million. The contracts effectively fixed the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.28 USD per Euro while allowing us to benefit from any currency movement between 1.28 and 1.46 USD per Euro. As of March 31, 2009, the Euro was equal to 1.3205 USD. The last contract in this series matured on December 15, 2009. As of March 31, 2010, there were no contracts outstanding.

We periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of March 31, 2009, there were two contracts outstanding. The first contract had a notional amount of €6.0 million and was settled on April 30, 2009. The second contract had a notional amount of €9.0 million and settled on April 15, 2009. Changes in the fair value of these derivatives were recognized within restructuring and other items and were offset by changes in the fair value of the underlying exposure being hedged. The amount of loss recognized during the three months ended March 31, 2009 was not material. As of March 31, 2010, there were no contracts outstanding.

In addition, we have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $9.6 million pre-tax ($5.9 million after tax) on this debt is recorded within accumulated other comprehensive income as of March 31, 2010.  We have also designated our 1.7 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At March 31, 2010, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $4.0 million pre-tax ($2.5 million after tax) which is also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In December 2009, we purchased a series of call options for a total of 47,000 barrels of crude oil, which are intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2010. These call options cap our cost of the crude oil component of elastomer prices for a portion of our forecasted purchases, allowing us to limit our exposure to increasing petroleum prices. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to purchase the contracts. These call options were not designated as hedging instruments.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value of Financial Instruments, for the balance sheet location and fair values of our derivative instruments as of March 31, 2010 and December 31, 2009.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the three months ended March 31, 2010 and 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI for Three Months Ended March 31,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$-	$0.3	$-	$-	Cost of goods and services sold
Interest rate swap contracts	0.5	0.7	(0.8)	(0.5)	Interest expense
Total	$0.5	$1.0	$(0.8)	$(0.5)

Net Investment Hedges:
Foreign currency-denominated debt	$7.3	$9.4	$-	$-	Restructuring and other items
Total	$7.3	$9.4	$-	$-

For the three month periods ended March 31, 2010 and 2009, there was no ineffectiveness related to our cash flow and net investment hedges.

During the three months ended March 31, 2010, a loss of $0.1 million was recognized in cost of goods and services sold related to outstanding call options not designated as hedging instruments.

Note 5:  Fair Value of Financial Instruments

We define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following fair value hierarchy classifies the inputs to valuation techniques used to measure fair value into one of three levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	March 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.9	$2.9	$-	$-
Deferred compensation assets	3.1	3.1	-	-
Commodity contracts	0.2	-	0.2	-
	$6.2	$6.0	$0.2	$-
Liabilities:
Deferred compensation liability	$8.2	$8.2	$-	$-
Interest rate swap contracts	6.0	-	6.0	-
	$14.2	$8.2	$6.0	$-

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.7	$2.7	$-	$-
Deferred compensation assets	3.5	3.5	-	-
Commodity contracts	0.3	-	0.3	-
	$6.5	$6.2	$0.3	$-
Liabilities:
Foreign currency contract	$0.1	$-	$0.1	$-
Deferred compensation liability	8.7	8.7	-	-
Interest rate swap contracts	5.5	-	5.5	-
	$14.3	$8.7	$5.6	$-

Deferred compensation assets are included within other current assets and are valued based on quoted market prices in an active market. The fair value of the related deferred compensation liability is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of commodity contracts is included within other current assets. The fair value of our foreign currency contract is included within other current liabilities and is valued using quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At March 31, 2010, the estimated fair value of long-term debt was $323.0 million compared to a carrying amount of $348.3 million. At December 31, 2009, the estimated fair value of long-term debt was $345.4 million and the carrying amount was $379.1 million.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	March 31,	December 31,
($ in millions)	2010	2009
Finished goods	$56.1	$53.6
Work in process	22.8	19.7
Raw materials	65.9	55.9
	$144.8	$129.2

Note 7:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Net income, as reported, for basic net income per share	$19.8	$15.4
Plus: interest expense on convertible debt, net of tax	1.1	1.1
Net income for diluted net income per share	$20.9	$16.5

Weighted average common shares outstanding	33.1	32.7
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9
Weighted average shares assuming dilution	36.5	36.1

Options to purchase 0.8 million and 1.0 million shares of our common stock for the three month periods ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.

Note 8:  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Net income	$19.8	$15.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18.5)	(12.7)
Defined benefit pension and other postretirement plans	1.1	1.0
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.5	1.0
Losses included in net income	(0.8)	(0.5)
Net unrealized (losses) gains on derivatives	(0.3)	0.5
Other comprehensive loss, net of tax	(17.7)	(11.2)
Comprehensive income	$2.1	$4.2

Note 9:  Stock-Based Compensation

At March 31, 2010, there were 1,242,187 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In the first quarter of 2010, we granted 548,239 stock options at a weighted average exercise price of $42.68 per share, based on the grant-date fair value of our stock, to key employees under the 2007 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $10.51 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.43%; expected life of 5.5 years based on prior experience; stock volatility of 26.9% based on historical data; and a dividend yield of 1.5%. Stock option expense is recognized over the vesting period, net of forfeitures.

We also granted 116,370 performance-vesting share (“PVS”) awards at a grant date fair value of $42.68 per share to key employees under the 2007 Plan in the first three months of 2010. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
Service cost	$2.3	$2.0	$0.2	$0.2	$2.5	$2.2
Interest cost	3.5	3.6	0.3	0.2	3.8	3.8
Expected return on assets	(3.2)	(3.0)	-	-	(3.2)	(3.0)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.3	1.7	-	-	1.3	1.7
Net periodic benefit cost	$3.6	$4.0	$0.5	$0.4	$4.1	$4.4

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
U.S. plans	$3.1	$3.7	$0.5	$0.4	$3.6	$4.1
International plans	0.5	0.3	-	-	0.5	0.3
Net periodic benefit cost	$3.6	$4.0	$0.5	$0.4	$4.1	$4.4

Note 11:  Segment Information

Our operations are comprised of two reportable segments: Packaging Systems and Delivery Systems. Packaging Systems consists of our core pharmaceutical packaging products for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, as well as laboratory and other services. Delivery Systems offers various custom contract-manufacturing solutions using plastic injection molding and automated assembly processes, safety and administration systems and multi-component systems for drug administration. In addition, this segment is responsible for the advancement of new delivery system products currently in development or early-stage marketing.

Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment and certain pension and other retirement benefit costs. Also excluded are items that management considers not representative of ongoing operations, such as restructuring and related charges, certain asset impairments and miscellaneous gains and losses.

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Net sales:
Packaging Systems	$198.9	$176.4
Delivery Systems	76.9	67.5
Intersegment sales	(1.1)	(1.5)
Total net sales	$274.7	$242.4
Operating profit:
Packaging Systems	$39.8	$28.9
Delivery Systems	1.2	3.1
Corporate	(11.5)	(10.1)
Restructuring and related charges	(0.6)	(0.7)
Total operating profit	$28.9	$21.2
Interest expense	4.0	3.9
Interest income	(0.1)	(0.3)
Income before income taxes	$25.0	$17.6

Refer to Note 2, Restructuring and Other Items, for further information regarding restructuring and related charges.

Note 12:  Commitments and Contingent Liabilities

From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. We accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of current proceedings cannot be accurately predicted, we believe their ultimate resolution should not have a material adverse effect on our business or financial position. There have been no significant changes to the commitments and contingent liabilities that were included in our annual report on Form 10-K for the year ended December 31, 2009.

Note 13:  New Accounting Standards

Recently Adopted Standards

In February 2010, we adopted revised guidance that removes the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing SEC guidance. The adoption did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance requiring new disclosures for significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. In addition, the guidance clarifies certain existing disclosure requirements. We adopted this guidance as of January 1, 2010, except for the Level 3 reconciliation disclosures, which are deferred until annual periods beginning after December 15, 2010. The adoption did not have a material impact on our financial statements, as there have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010. See Note 5, Fair Value of Financial Instruments, for additional information.

In June 2009, the FASB issued revised guidance which requires a qualitative approach to identify the primary beneficiary of a variable interest entity (“VIE”), amends guidance for determining whether an entity is a VIE and requires ongoing assessment of whether an entity is the primary beneficiary of a VIE. This guidance also requires enhanced disclosures about an entity’s involvement with a VIE, and was effective for us as of January 1, 2010, on a prospective basis. The adoption did not have a material impact on our financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion will help you understand the financial condition and results of operations of West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) and should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) and consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

We evaluate the performance of our individual segments based upon, among other things, segment sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment, and certain pension and other retirement benefits. Also excluded from segment operating profit and corporate costs are items that management considers not representative of ongoing operations. Such items are referred to as “discrete items” in the following discussion and generally include restructuring and related charges, certain asset impairments and other miscellaneous gains and losses. Management also excludes discrete income tax items, including the tax effect of pre-tax discrete items, for the purpose of evaluating its effective tax rate and diluted earnings per share. We believe disclosing these items separately as a component of the respective income statement category helps provide a more meaningful comparison of our year-over-year results.

Business Operations Realignment

Effective January 1, 2010 our business operations were reorganized into two new management divisions - Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems") in order to further align our business units with the underlying markets and customers they serve. Packaging Systems consists of our core pharmaceutical packaging products for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and laboratory and other services. Delivery Systems offers custom contract-manufacturing solutions using plastic injection molding and automated assembly processes, safety and administration systems and multi-component systems for drug administration. In addition, the new Delivery Systems segment is responsible for the advancement of new delivery system products currently in development or early-stage marketing. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative financial information.

OVERVIEW

Executive Summary

We achieved higher sales and operating profit in the first quarter of 2010 when compared to the first quarter of 2009, driven by the strong performance of our Packaging Systems segment. Demand for our products during the three months ended March 31, 2010 led to consolidated revenues of $274.7 million, up over 13% from the same period a year ago. We are encouraged with the rebound in demand, as the first quarter 2009 reflected to a greater extent the negative impact of a recessionary economy including customer inventory reduction programs and lower consumer spending which reduced the demand for our customers’ products. Total sales originating in the U.S. for the first quarter 2010 were $124.3 million, representing an increase from the same quarter a year ago of 9.2%, which reflected higher domestic demand for pharmaceutical packaging components. Revenues generated outside of the U.S. were $150.4 million, representing an increase of 16.9% above the prior year first quarter, with a portion of the increase due to favorable foreign currency translation effects. Excluding the foreign currency exchange effects, international revenues increased at a similar rate as the U.S. (9.3%) which also reflected higher pharmaceutical packaging demand in Europe and Asia-Pacific as well as increased safety and administration systems sales volume.

Operating profit for the first quarter of 2010 was $28.9 million, up $7.7 million, or 36%, compared with the same period in 2009 resulting from higher sales and gross margins due to a better product mix and improved plant utilization. Net income for the first quarter of 2010 was $19.8 million, up $4.4 million, or 29%, despite a $1.7 million discrete tax benefit which was recognized in the first quarter of 2009. See the Net Income section below for a more detailed discussion of net income and diluted earnings per share.

Restructuring Initiatives

In November 2009, we announced restructuring plans for certain business operations and support functions within both of our reporting segments. During the first quarter of 2010, we incurred actual charges of $0.6 million for employee severance ($0.4 million) and fixed asset relocation costs and other related charges ($0.2 million). For the remainder of 2010, we expect to incur another $1.0 million to $1.5 million, the majority of which will consist of cash expenditures for fixed asset relocation costs as Delivery Systems completes its consolidation of manufacturing operations and support functions.

During the first quarter of 2009, our Delivery Systems segment incurred $0.7 million in restructuring and related charges as part of a 2007 plan to rationalize the plant capacity and workforce of our former Tech Group segment. The majority of those costs consisted of severance and post-employment benefits and a smaller portion was for asset write-offs and other related costs.

Currency Exchange Rates

As a result of our global manufacturing and distribution presence, more than half of our sales are generated outside of the U.S. in currencies other than the U.S. dollar. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with the Euro-denominated sales representing the majority of sales transacted in foreign currencies. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. In general, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business.

During the first quarter, our key foreign currencies were relatively stronger than the U.S. dollar when compared to the prior year quarter, resulting in higher reported revenues of $9.8 million and increased net income of $1.2 million, or $0.03 per diluted share, versus the prior year.

Revolving Credit Facility

Our $200.0 million multi-currency revolving credit agreement is scheduled to expire during February 2011. As of March 31, 2010, amounts borrowed under this credit agreement totaled $20.6 million which were classified within current liabilities due to the fact that the expiration date occurs in less than one year. Prior to March 31, outstanding balances were classified as long-term debt based upon our intent and ability to refinance amounts borrowed on a long-term basis. We are currently in the process of negotiating a replacement revolving credit facility and expect to have a new contract in place prior to the expiration date. We expect that the major terms and conditions of the replacement credit facility will be similar to those of our existing credit facility. Based upon current market rates for similar-termed debt, we anticipate a relatively higher interest rate for the replacement revolving credit facility compared with the existing credit agreement.

Acquisition

In July 2009, we acquired certain business assets from Plastef Investissements SA (“Plastef”) and its subsidiaries, a France-based developer and manufacturer of drug safety and administration systems, including the Eris safety syringe system. The acquired business assets included a manufacturing facility located at Le Vaudreuil, France, intellectual property and working capital. The purchase price included cash paid at closing of $16.9 million, funded from cash on hand, and contingent consideration with an original fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the next five years. Sales and operating results generated from the assets acquired are considered part of our Delivery Systems segment, and 2010 will be the first full year incorporating the results of this acquisition.

RESULTS OF OPERATONS

For the purpose of aiding the comparison of our year-over-year results, we refer within the MD&A to results excluding the effects of changes in foreign exchange rates. Constant currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. In explaining our year-over-year comparisons, we sometimes refer to operating profit, income taxes and diluted earnings per share excluding the impact of certain discrete items. The amounts and descriptions of these discrete items are disclosed for each period presented and are incorporated into the discussion of significant year-over-year changes below. These re-measured results excluding effects from currency translation or discrete items are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis because management uses them in evaluating our results of operations and in comparing operating results to prior periods, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Packaging Systems	$198.9	$176.4
Delivery Systems	76.9	67.5
Intersegment sales elimination	(1.1)	(1.5)
Consolidated net sales	$274.7	$242.4

Consolidated first quarter 2010 net sales increased by $32.3 million, or 13.3%, compared to those achieved in the prior-year first quarter. Excluding favorable foreign currency effects of $9.8 million, or 4.0 percentage points, first quarter 2010 net sales increased $22.5 million, or 9.3%, as compared to the prior-year quarter. The higher constant-currency sales were the result of increased volume and a more favorable mix of higher-value pharmaceutical packaging components that contributed 7.0 percentage points of the increase, the impact of incremental sales from the July 2009 acquisition of assets from Plastef (1.6 percentage points), and sales price increases that contributed 0.7 percentage points. Looking ahead, these favorable sales trends are expected to continue into the second quarter as orders on-hand at March 31, 2010 were higher than those one year ago on a constant-currency basis.

Packaging Systems

This segment contributed $22.5 million, or 12.8%, to the first quarter sales increase including a favorable foreign currency translation impact of $8.8 million. Excluding currency translation effects, sales increased $13.7 million, or 7.8%, above prior-year levels for the same period as a result of increases in the following product groups. Sales of pharmaceutical packaging products, excluding foreign currency changes during the quarter, were $12.9 million higher than the prior year due to increased demand for stoppers used by our customers in packaging for various drugs and serums, the majority of the increase coming from the U.S. Also contributing to this increase was higher demand in Europe for prefilled injection packaging components used for insulin applications. Sales of disposable medical components were higher by $1.2 million due mostly to increased sales of ready-to-use intravenous bottle closures in North and South America.

Delivery Systems

Delivery Systems net sales were $9.4 million above prior-year levels for the same quarter, including favorable foreign currency translation effects of $1.0 million. Excluding the impact of foreign currency changes, sales were $8.4 million, or 12.3%, higher than prior year levels as a result of the following product groups. Sales of healthcare devices increased by $2.8 million due to strong demand in the U.S. for our customers’ products including those used in surgical procedures and other healthcare applications such as auto-injection pens. Safety and administration systems sales for the first quarter of 2010 were $5.4 million higher than the prior year due to incremental sales of the Eris safety syringe arising from the July 2009 acquisition and increased demand for our reconstitution products in North America. The remaining sales increase of $0.2 million for the quarter relates to consumer and personal care products, as higher sales volume in Europe was substantially offset by lower volume in the U.S. for certain contract-manufactured components.

The intersegment sales elimination in both periods presented represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems, which is required for the presentation of consolidated net sales.

GROSS PROFIT

The following table presents our gross profit by reportable segment and on a consolidated basis. The related gross margins are calculated as gross profit divided by net sales:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Packaging Systems:
Gross Profit	$69.2	$56.4
Gross Margin	34.8%	32.0%
Delivery Systems:
Gross Profit	$13.0	$12.9
Gross Margin	17.0%	19.1%
Consolidated Gross Profit	$82.2	$69.3
Consolidated Gross Margin	29.9%	28.6%

First quarter 2010 consolidated gross profit increased $12.9 million over the same quarter in 2009, $2.9 million of which was attributable to the favorable impact from changes in foreign currency exchange rates. The consolidated gross margin increased 1.3 percentage points as a result of favorable sales volume and product mix and improved production cost efficiency on higher plant throughput.

Packaging Systems

The gross margin percentage for Packaging Systems improved by 2.8 percentage points for the first quarter of 2010 versus the prior year period. The year-over-year improvement was the result of several factors including higher sales volume and favorable sales mix, as a large portion of the increased revenue was attributable to our higher-value Westar® treated and fluropolymer-coated packaging components. Average sales prices were also higher due to contractual price increases and production costs were favorable due to efficiencies gained with higher volumes, which more than offset higher depreciation expense resulting from our 2009 capital expansion activity.

Delivery Systems

Gross profit for Delivery Systems in the first quarter remained consistent with the prior year at $13.0 million, but the gross margin on sales declined by 2.1 percentage points as compared with the prior year first quarter. Margins in the first quarter of 2010 were adversely affected by annual wage increases and increased plant overhead to support developing projects, partially offset by improved operating efficiency from higher contract manufacturing volumes for medical devices in the U.S. and consumer products in Europe. In the U.S., higher selling prices were passed through to customers to offset the higher cost of plastic resin. However, competitive pressure in other parts of the world substantially offset the impact of these price increases. Although year-over-year gross profit margins declined in the first quarter of 2010, we expect gross margins to improve for the full-year 2010 as a result of lean savings initiatives, cost reductions from our restructuring program and a more favorable product mix.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Packaging Systems	$2.2	$2.0
Delivery Systems	3.2	2.3
Consolidated R&D expense	$5.4	$4.3

Total R&D costs during the first quarter of 2010 were $1.1 million higher than those incurred in the same quarter of 2009 as a result of increased Delivery Systems costs for activities surrounding our high-value packaging and injection systems. Also contributing to the increase was incremental R&D resulting from the July 2009 business acquisition from Plastef.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents consolidated SG&A costs by reportable segment and details of unallocated corporate costs:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Packaging Systems	$26.3	$25.6
Delivery Systems	8.6	7.2
Corporate:
General corporate costs	5.8	4.6
Stock-based compensation expense	2.3	1.4
U.S. pension and other retirement benefits	3.6	4.1
Total Corporate	11.7	10.1
Consolidated SG&A	$46.6	$42.9
Consolidated SG&A as a % of net sales	16.9%	17.7%

First quarter 2010 consolidated SG&A expenses were $3.7 million above those recorded in the same period of 2009 but were lower by almost one percentage point when presented as a percent of consolidated net sales. Excluding the effects from foreign currency translation, which resulted in a $1.2 million increase to SG&A for the first quarter, SG&A expense was $2.5 million higher than in the respective prior-year period.

In Packaging Systems, excluding the $1.2 million increase from foreign currency translation, 2010 SG&A expenses decreased by $0.5 million over the prior-year first quarter as a result of lower consulting services and reflecting the benefits of our recent restructuring and other cost reduction efforts.

Delivery Systems’ increase of $1.4 million during the first quarter of 2010 was primarily the result of incremental SG&A resulting from our July 2009 business acquisition from Plastef and higher compensation costs for modest personnel increases in support of this newly-organized segment in 2010. Some of these supporting personnel were transferred from other parts of the organization and are, therefore, not incremental costs to the Company.

General corporate SG&A costs for the first quarter ended March 31, 2010 were $1.2 million higher than first quarter 2009 levels. Approximately half of this increase was the result of higher estimated annual incentive compensation costs and the remainder was due to higher depreciation expense and outside professional service fees. The 2010 annual incentive compensation costs are higher when compared to the prior year first quarter due to the fact that 2009 results reflected a lower estimate for attainment of annual operating targets. Stock-based compensation costs are higher by $0.9 million due to the impact of changes in our stock price on deferred compensation liabilities which are indexed to our stock price. During the first quarter of 2009, our stock price decreased $4.96, closing at $32.81 per share on March 31, 2009, while during the first quarter of 2010 our stock price increased $2.75 per share, closing at $41.95 per share. U.S. pension and other retirement benefits expense in the first quarter of 2010 was $0.5 million lower than in the comparable 2009 period due to the favorable effects of increased returns on plan assets during 2009.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items, consisting of gains and losses on the sale of fixed assets, impairments of segment assets, foreign exchange transaction gains and losses, miscellaneous royalties and sundry transactions are generally recorded within the respective segment or corporate. Certain restructuring, impairments and other discrete gains and losses considered not representative of ongoing operations by management are not allocated to our reportable segments and are excluded from corporate costs. The following table presents our restructuring charges and other income and expense items for each of the respective periods:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Segments and Corporate:
Packaging Systems	$0.9	$(0.1)
Delivery Systems	-	0.3
Corporate	(0.2)	-
Discrete items:
Restructuring and related charges	0.6	0.7
Consolidated restructuring and other items	$1.3	$0.9

The increase in other expense for Packaging Systems is attributable to foreign exchange losses which arose from the devaluation of the Bolivar announced by the Venezuelan government in January 2010. We do not anticipate any additional significant foreign exchange losses from our Venezuelan operations for the remainder of 2010.

Refer to Note 2, Restructuring and Other Items, to the condensed consolidated financial statements for further discussion of the restructuring and related charges within this section.

OPERATING PROFIT

The following table presents operating profit by reportable segment, corporate and unallocated and on a consolidated company basis:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Segments and Corporate:
Packaging Systems	$39.8	$28.9
Delivery Systems	1.2	3.1
Corporate	(11.5)	(10.1)
Discrete items:
Restructuring and related charges	(0.6)	(0.7)
Consolidated operating profit	$28.9	$21.2

Packaging Systems operating profit for the first quarter of 2010 was higher than that of the prior year by $10.9 million. Excluding favorable foreign currency translation impacts of $1.5 million, operating profit was $9.4 million higher as compared to the same 2009 period. The improvement was the result of increased gross profit from higher sales and margins, as discussed in the Gross Profit section above.

Delivery Systems operating profit for the first quarter was $1.9 million below that achieved in the prior-year first quarter, largely due to the increases in SG&A and R&D costs, both discussed in the respective sections above.

Corporate consists mostly of general corporate costs, U.S. pension and other retirement benefit costs and stock-based compensation costs. The increase in corporate expense for the first quarter ended March 31, 2010 was the result of higher incentive compensation costs and other general corporate costs as described in the SG&A Costs section. Discrete items are described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our consolidated net interest expense by significant component:

	Three Months Ended
	March 31,
($ in millions)	2010	2009
Interest expense	$4.4	$4.4
Capitalized interest	(0.4)	(0.5)
Interest income	(0.1)	(0.3)
Interest expense, net	$3.9	$3.6

Consolidated interest expense, net for the current quarter was slightly higher than the prior year period, as lower interest rates have reduced interest income in certain countries and due to lower capitalized interest. We currently expect that our quarterly interest expense, net will continue to be higher than the comparable amounts incurred in 2009 as a result of higher interest rates.

INCOME TAXES

Our effective tax rate was 24.7% in the first quarter of 2010 and 14.6% in the prior-year same quarter. The following discrete items impacted the comparability of year-over-year effective tax rates:

2010
•	We incurred pre-tax restructuring and related costs of $0.6 million which reduced our tax provision by $0.2 million. The result was a reduction to our effective tax rate of 0.2 percentage points.

2009
•
We recognized a $1.7 million tax provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in certain foreign tax jurisdictions. This provision benefit reduced our effective tax rate by 9.2 percentage points.

•	We incurred pre-tax restructuring and related costs of $0.7 million which reduced our tax provision by $0.3 million. The result was a reduction to our effective tax rate of 0.8 percentage points.

Excluding these discrete items from the first quarter of each year, our annualized effective tax rate was estimated to be 24.9% for 2010, slightly higher than the 24.6% for 2009. The increase in the 2010 annualized effective tax rate was due, in part, to the December 31, 2009 expiration of the U.S. tax credit for certain R&D activities. While legislation is pending to extend the expired provision, the benefit from such legislation cannot be reflected in our effective tax rate until and unless it is signed into law.

EQUITY IN AFFILIATES

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the three months ended March 31, 2010 were higher by $0.7 million compared to the same periods in 2009 due to increased gross profit on higher sales reported by Daikyo. Compared with the first quarter of 2009, sales for Daikyo increased 14% due to higher demand for pharmaceutical packaging components.

NET INCOME

First quarter 2010 net income was $19.8 million, or $0.57 per diluted share. Included in our first quarter 2010 results were discrete charges for restructuring and related activities of $0.4 million (net of $0.2 million in tax), or $0.01 per diluted share.

First quarter 2009 net income was $15.4 million, or $0.46 per diluted share, which included restructuring and related charges of $0.4 million (net of $0.3 million in tax), and discrete income tax benefits of $1.7 million. Collectively, these discrete items increased 2009 net income by $1.3 million, or $0.04 per diluted share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the three months ended March 31:

	2010	2009
Net cash provided by (used in) operating activities	$11.5	$(3.3)
Net cash used in investing activities	(19.7)	(25.2)
Net cash provided by (used in) financing activities	(5.9)	6.6

Cash Flows from Operating Activities - Our first quarter 2010 cash provided by operating activities improved by $14.8 million compared to the prior year as a result of increased net earnings compared with the first quarter of 2009 and lower pension contributions in the current year. Included in 2009 net cash used in operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan. We expect to contribute approximately $8.0 million to our U.S. qualified pension plan during the remainder of 2010.

Cash Flows from Investing Activities – In 2010, cash flows used in investing activities were $5.5 million lower than the first quarter of the prior year as a result of lower capital spending compared with the prior-year same quarter.

Capital spending in the first quarter of 2010 totaled $17.7 million, a $6.5 million decrease from the prior year period. Packaging Systems’ spending was $7.3 million, a decrease of $7.1 million over the first three months of 2009 attributable to the third quarter 2009 completion of our new plastics plant in China and our European plants expansion project which was gradually phased-in throughout most of 2009. First quarter 2010 capital spending for the Delivery Systems segment was $4.3 million, an increase of $1.0 million compared to the prior-year period most of which is attributable to new manufacturing equipment within our European operations. The remainder of the change was attributable to increased corporate capital spending and a change in the balance of accrued capital spending compared to the same period a year ago.

We anticipate full year 2010 capital spending will be between $115.0 million and $130.0 million compared to $104.9 million in the 2009.

Cash Flows from Financing Activities – Cash used in financing activities for the three months ended March 31, 2010 was $5.9 million compared with cash provided by financing activities of $6.6 million in 2009, the majority of this change due to the timing of borrowing activities. During the first quarter of 2010, we repaid $2.2 million from our revolving credit agreements compared to $11.5 million in net borrowings during the same period of 2009. We paid cash dividends totaling $5.3 million ($0.16 per share) during the current year first quarter, compared to $5.0 million ($0.15 per share) in 2009. On February 22, 2010, we declared a cash dividend of $0.16 per share payable May 5, 2010 to stockholders of record at the close of business on April 21, 2010.

Liquidity Measures

The table below presents key liquidity measures as of the respective date:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$65.9	$83.1

Working capital	$221.1	$226.1

Current ratio	2.2 to 1	2.3 to 1

Total debt	$369.4	$379.6

Net debt-to-total invested capital	34.4%	33.9%

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

Working capital at March 31, 2010 decreased $5.0 million, or 2.2%, compared with the balance at December 31, 2009, reflecting the reclassification of $20.6 million in outstanding debt under our revolving credit facility from long-term debt to notes payable and other current debt. This change in classification, which is discussed in the Overview section above, was required since the original maturity date of this facility (February 2011) now falls within the next twelve months. Partially offsetting this increase in current liabilities were increased trade accounts receivable of $7.9 million, due to the timing of sales, and higher inventories of $15.6 million. The increased inventory balances were due to strategic timing of raw materials purchases and increased finished goods in response to increased orders on-hand at March 31, 2010 compared with year-end 2009. Included in working capital at March 31, 2010 and December 31, 2009 was cash held in escrow representing judicial deposits for the government of Brazil related to various tax positions taken in prior years and the related tax liabilities. The escrow balance recorded in other current assets at March 31, 2010 was $11.8 million which will be used to settle our outstanding tax-related obligations in that country. As a result of the 2009 Brazil tax amnesty program, we estimate that $4.6 million in excess deposits will be returned to us over the next twelve months as the underlying tax cases are settled. Our accounts receivable days-sales-outstanding (“DSO”) ratio was unchanged at 48 days, and our inventory turnover ratio was 5.6 at March 31, 2010 compared to 6.1 at December 31, 2009, which reflected the impact of increased inventory balances. The ratio of net debt-to-total invested capital increased by 0.5 percentage points as a result of the lower cash balances. The $10.2 million decrease in total debt compared with the December 31, 2009 balance resulted from foreign exchange rate fluctuations of $7.7 million and net repayments of $2.5 million.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the foreseeable future will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $200.0 million multi-currency revolving credit agreement, which we generally use for working capital requirements. As of March 31, 2010, we had available $177.3 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds.

Commitments and Contractual Obligations

There were no significant changes to commitments and contractual obligations during the first quarter of 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2009.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the first three months of 2010, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and no other material changes to the information provided in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls
During the period covered by this report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2010 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2010	33,951	$39.47	-	-
February 1 – 28, 2010	510	$36.46	-	-
March 1 – 31, 2010	65,549	$39.74	-	-
Total	100,010	$39.63	-	-

(1)      Includes 4,349 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 44,015 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)      Includes 51,646 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as well as the vesting of incentive and restricted stock awards, as part of the 2007 Plan.

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

May 6, 2010

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