Form 10-Q
period 2010-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2010-08-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, there were 33,275,616 shares of the Registrant’s common stock outstanding.

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials and key purchased components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases;

•	reduction of selling prices under contracts requiring periodic price adjustments based on published cost-of-living or similar indices;

•
claims associated with product quality, including product liability, and the related costs of defending, and the availability and affordability of insurance indemnifying us for the cost of such claims;

•	credit risk on accounts receivable and certain prepayments made in the normal course of business; and

•	access to sufficient financial liquidity.

Other Risks:

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•
the defense of self-developed or in-licensed intellectual property, including patents, trade and service marks and trade secrets, the costs related to these defenses, their impact on our ability to conduct business in certain geographic regions and any impairment of assets arising out of such disputes;

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

•	the potential adverse effects of recently-enacted U.S. healthcare legislation on our costs, customer demand, product pricing and profitability;

•
the potential adverse effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including effects on our costs, access to capital, liquidity and ability to hedge certain risks on commercially reasonable terms;

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$281.8	$261.0	$556.5	$503.4
Cost of goods and services sold	198.6	182.3	391.1	355.4
Gross profit	83.2	78.7	165.4	148.0
Research and development	5.7	4.7	11.1	8.9
Selling, general and administrative expenses	45.8	45.1	92.4	88.0
Restructuring and other items (Note 2)	1.2	0.2	2.5	1.2
Operating profit	30.5	28.7	59.4	49.9
Interest expense	3.9	3.5	7.9	7.4
Interest income	(0.1)	(0.1)	(0.2)	(0.4)
Income before income taxes	26.7	25.3	51.7	42.9
Income tax expense	6.6	6.1	12.7	8.6
Equity in net income of affiliated companies	1.6	0.5	2.6	0.8
Net income	$21.7	$19.7	$41.6	$35.1

Net income per share:
Basic	$0.65	$0.60	$1.25	$1.07
Diluted	$0.62	$0.57	$1.19	$1.03

Weighted average shares outstanding:
Basic	33.3	32.8	33.2	32.7
Diluted	36.7	36.2	36.6	36.2

Dividends declared per share	$0.16	$0.15	$0.32	$0.30

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash, including cash equivalents	$67.5	$83.1
Accounts receivable, net	145.7	138.7
Inventories	143.3	129.2
Deferred income taxes	7.4	7.8
Other current assets	40.0	38.4
Total current assets	403.9	397.2
Property, plant and equipment	1,012.5	1,062.1
Less accumulated depreciation and amortization	480.0	485.0
Property, plant and equipment, net	532.5	577.1
Investments in affiliated companies	40.1	38.2
Goodwill	107.9	114.2
Deferred income taxes	63.2	69.4
Intangible assets, net	52.5	55.6
Other noncurrent assets	22.0	19.3
Total Assets	$1,222.1	$1,271.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$0.4	$0.5
Accounts payable	61.4	68.4
Pension and other postretirement benefits	2.2	2.1
Accrued salaries, wages and benefits	42.0	46.8
Income taxes payable	8.4	5.7
Taxes other than income	9.8	8.1
Other current liabilities	34.4	39.5
Total current liabilities	158.6	171.1
Long-term debt	356.8	379.1
Deferred income taxes	20.2	22.9
Pension and other postretirement benefits	79.3	85.1
Other long-term liabilities	36.2	33.7
Total Liabilities	651.1	691.9

Commitments and contingencies (Note 13)

Total Equity	571.0	579.1
Total Liabilities and Equity	$1,222.1	$1,271.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	34.3	$8.6	$72.9	(1.3)	$(52.1)	$569.4	$(19.7)	$579.1
Net income						41.6		41.6
Stock-based compensation			3.4					3.4
Shares issued under stock plans			(7.8)	0.3	10.8			3.0
Shares repurchased for employee tax withholdings				(0.1)	(2.1)			(2.1)
Excess tax benefit from employee stock plans			2.0					2.0
Cash dividends declared						(10.7)		(10.7)
Other comprehensive income, net of tax							(45.3)	(45.3)
Balance, June 30, 2010	34.3	$8.6	$70.5	(1.1)	$(43.4)	$600.3	$(65.0)	$571.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$41.6	$35.1
Depreciation	33.2	29.5
Amortization	2.2	2.0
Other non-cash items, net	1.0	3.3
Changes in assets and liabilities	(34.9)	(23.8)
Net cash provided by operating activities	43.1	46.1

Cash flows from investing activities:
Capital expenditures	(32.6)	(48.8)
Acquisition of business, net of cash acquired	(1.3)	-
Acquisition of patents and other long-term assets	-	(2.9)
(Purchases) redemptions of investments, net	(2.8)	1.9
Other, net	0.1	0.1
Net cash used in investing activities	(36.6)	(49.7)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	21.9	6.4
Repayment of former credit facility	(26.6)	-
Debt issuance costs	(1.6)	-
Changes in other debt	(0.5)	(0.2)
Dividend payments	(10.7)	(9.9)
Excess tax benefit from employee stock plans	2.0	1.1
Shares repurchased for employee tax withholdings	(2.1)	(0.9)
Issuance of common stock from treasury	2.4	2.8
Net cash used in financing activities	(15.2)	(0.7)

Effect of exchange rates on cash	(6.9)	1.4
Net decrease in cash and cash equivalents	(15.6)	(2.9)

Cash, including cash equivalents at beginning of period	83.1	87.2
Cash, including cash equivalents at end of period	$67.5	$84.3

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

The condensed consolidated financial statements for the three and six month periods ended June 30, 2010 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2009 annual report on Form 10-K.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Business Segments: Effective January 1, 2010, our business operations were reorganized into two new divisions, Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems"), in order to further align our business units with the underlying markets and customers they serve. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative information. Refer to Note 12, Segment Information, for further details.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Restructuring and related charges:
Severance and post-employment benefits	$-	$0.1	$0.4	$0.4
Asset write-offs	0.3	0.1	0.4	0.4
Other	0.1	0.2	0.2	0.3
Total restructuring and related charges	0.4	0.4	1.0	1.1

Foreign exchange losses and other	0.8	(0.2)	1.5	0.1

Total restructuring and other items	$1.2	$0.2	$2.5	$1.2

In November 2009, we announced restructuring plans for certain business operations and support functions within both of our reporting segments. During the first six months of 2010, we incurred $1.0 million in restructuring and related charges in connection with these programs, bringing the total cost incurred to date to $9.2 million. We expect to incur $0.5 million to $0.7 million in additional charges during the second half of 2010, consisting primarily of fixed asset relocation costs.

In the first half of 2009, we incurred $1.1 million in restructuring and related charges as part of a 2007 plan to align the plant capacity and workforce of our former Tech Group segment with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products.

The following table details activity related to our restructuring obligations recorded within other current liabilities:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2009	$1.9	$0.1	$2.0
Charges	0.4	0.2	0.6
Cash payments	(1.5)	(0.3)	(1.8)
Balance, June 30, 2010	$0.8	$-	$0.8

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

In the second quarter of 2010, we recognized a $0.5 million tax charge, the majority of which related to adjustments to reconcile our estimated prior-year tax provision for certain jurisdictions to tax returns prepared in the current year. During the first half of 2009, we recorded a $1.7 million tax benefit resulting from the expiration of open tax years in certain jurisdictions, as well as, the completion of a tax audit. Our annual effective tax rate for 2010, excluding the impact of discrete quarterly items, was estimated to be 23.9%, compared with 24.4% for 2009.

It is reasonably possible that due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced by as much as $2.1 million, resulting in a favorable impact on the effective tax rate. During both of the six month periods ended June 30, 2010 and 2009, we recognized $0.1 million in tax-related interest expense and penalties. Accrued interest related to unrecognized tax benefits was $0.6 million and $0.5 million at June 30, 2010 and December 31, 2009, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2006 through 2009. We are also open for examination in various state and foreign jurisdictions for tax years 2005 through 2009.

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

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of June 30, 2010, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

In the second quarter of 2010, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted Yen (“JPY”) denominated purchases of finished goods from Daikyo Seiko Ltd. and other JPY purchases made by West in the U.S. As of June 30, 2010, there were six monthly contracts outstanding at ¥91.0 million ($1.0 million) each, for an aggregate notional amount of ¥546.0 million ($6.0 million). The contracts fix the U.S. dollar (“USD”) to JPY exchange rate for a portion of our anticipated needs at a maximum of 91.00 JPY per USD while allowing us to benefit from any currency movement between 91.00 and 96.75 JPY per USD. As of June 30, 2010, the USD was equal to 88.66 JPY. The last contract matures on December 28, 2010.

During 2009, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted USD denominated inventory purchases made by certain European subsidiaries. As of June 30, 2009, there were six monthly contracts outstanding at $0.9 million each, for an aggregate notional amount of $5.4 million. The contracts effectively fixed the Euro to USD exchange rate for a portion of our anticipated needs at a maximum of 1.28 USD per Euro while allowing us to benefit from any currency movement between 1.28 and 1.46 USD per Euro. As of June 30, 2009, the Euro was equal to 1.40 USD. The last contract in this series matured on December 15, 2009.

We had also entered into a series of similar hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted JPY denominated inventory purchases made by certain European subsidiaries. As of June 30, 2009, there were three contracts outstanding at ¥33.5 million each, for an aggregate notional amount of ¥100.5 million. The contracts effectively fixed the Euro to JPY exchange rate for a portion of our anticipated needs at a maximum of 131.00 JPY per Euro while allowing us to benefit from any currency movement between 131.00 and 145.75 JPY per Euro. As of June 30, 2009, the Euro was equal to 134.24 JPY. The last contract in this series matured on December 15, 2009.

In addition, we periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of June 30, 2009, there were two contracts outstanding. The first contract had a notional amount of €6.0 million and was settled on July 31, 2009. The second contract had a notional amount of €9.0 million and settled on July 15, 2009. Changes in the fair value of these derivatives were recognized within restructuring and other items and were offset by changes in the fair value of the underlying exposure being hedged. During the six month period ended June 30, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to these fair value hedges. As of June 30, 2010, there were no contracts outstanding.

We have also designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $0.6 million pre-tax ($0.4 million after tax) on this debt was recorded within accumulated other comprehensive income as of June 30, 2010.  We have also designated our 1.7 billion JPY denominated note payable as a hedge of our net investment in a Japanese affiliate. At June 30, 2010, there was a cumulative foreign currency translation loss on this JPY denominated debt of $4.9 million pre-tax ($3.0 million after tax) which was also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In December 2009, we purchased a series of call options for a total of 47,000 barrels of crude oil, which are intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2010. These call options cap our cost of the crude oil component of elastomer prices, allowing us to limit our exposure to increasing petroleum prices. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the premium that we paid to purchase the contracts. These call options did not qualify for hedge accounting since they did not meet the highly effective requirement at inception.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value of Financial Instruments, for the balance sheet location and fair values of our derivative instruments as of June 30, 2010 and December 31, 2009.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the three months ended June 30, 2010 and 2009:

($ in millions)	Amount of Gain (Loss) Recognized in OCI for Three Months Ended June 30,		Amount of Loss Reclassified from Accumulated OCI into Income for Three Months Ended June 30,		Location of Loss Reclassified from Accumulated OCI into Income
	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.1)	$-	$-	Cost of goods and services sold
Interest rate swap contracts	0.3	2.0	(0.8)	(0.6)	Interest expense
Total	$0.4	$1.9	$(0.8)	$(0.6)

Net Investment Hedges:
Foreign currency-denominated debt	$9.3	$(7.4)	$-	$-	Restructuring and other items
Total	$9.3	$(7.4)	$-	$-

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the six months ended June 30, 2010 and 2009:

($ in millions)	Amount of Gain Recognized in OCI for Six Months Ended June 30,		Amount of Loss Reclassified from Accumulated OCI into Income for Six Months Ended June 30,		Location of Loss Reclassified from Accumulated OCI into Income
	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$0.3	$-	$-	Cost of goods and services sold
Interest rate swap contracts	0.8	2.7	(1.6)	(1.2)	Interest expense
Total	$0.9	$3.0	$(1.6)	$(1.2)

Net Investment Hedges:
Foreign currency-denominated debt	$16.6	$2.0	$-	$-	Restructuring and other items
Total	$16.6	$2.0	$-	$-

For the three and six month periods ended June 30, 2010 and 2009, there was no ineffectiveness related to our cash flow and net investment hedges.

During the three and six month periods ended June 30, 2010, a loss of $0.2 million and $0.3 million, respectively, was recognized in cost of goods and services sold related to outstanding call options not eligible for hedge accounting treatment.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	June 30,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5.1	$5.1	$-	$-
Deferred compensation assets	2.8	2.8	-	-
Foreign currency contracts	0.2	-	0.2	-
	$8.1	$7.9	$0.2	$-
Liabilities:
Deferred compensation liability	$7.8	$7.8	$-	$-
Interest rate swap contracts	6.9	-	6.9	-
	$14.7	$7.8	$6.9	$-

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.7	$2.7	$-	$-
Deferred compensation assets	3.5	3.5	-	-
Commodity contracts	0.3	-	0.3	-
	$6.5	$6.2	$0.3	$-
Liabilities:
Foreign currency contracts	$0.1	$-	$0.1	$-
Deferred compensation liability	8.7	8.7	-	-
Interest rate swap contracts	5.5	-	5.5	-
	$14.3	$8.7	$5.6	$-

Short-term investments, which are comprised of certificates of deposit and mutual funds, are included within other current assets and are valued using a market approach based on quoted market prices in an active market.  Deferred compensation assets are included within other current assets and are valued using a market approach based on quoted market prices in an active market. The fair value of the deferred compensation liability is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities.

Commodity contracts are included within other current assets and are valued using an income approach. The fair values of our foreign currency contracts, as of June 30, 2010 and December 31, 2009, are included within other current assets and other current liabilities, respectively, and are valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At June 30, 2010, the estimated fair value of long-term debt was $319.4 million compared to a carrying amount of $356.8 million. At December 31, 2009, the estimated fair value of long-term debt was $345.4 million and the carrying amount was $379.1 million.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	June 30,	December 31,
($ in millions)	2010	2009
Finished goods	$55.2	$53.6
Work in process	22.2	19.7
Raw materials	65.9	55.9
	$143.3	$129.2

Note 7:  Revolving Credit Facility

On June 4, 2010, we entered into a multi-currency revolving credit facility agreement that replaced our prior revolving credit facility, which was scheduled to expire in February 2011. The new credit agreement, which expires in June 2014, contains a $225.0 million committed credit facility and an accordion feature allowing the maximum to be increased to $275.0 million. Up to $20.0 million of the credit facility is available for swing-line loans and up to $20.0 million is available for the issuance of standby letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.75 to 2.75 percentage points, which is determined by our leverage ratio. The new credit facility contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions, and leverage and interest coverage restrictions. Consistent with our previous revolving credit facility, the new credit facility contains covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio.

In June, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. In addition, we incurred debt issuance costs of $1.6 million, consisting of legal and other professional fees, which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the revolving credit facility. As of June 30, 2010, amounts borrowed under the new credit facility totaled $19.2 million.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net income, as reported, for basic net income per share	$21.7	$19.7	$41.6	$35.1
Plus: interest expense on convertible debt, net of tax	1.1	1.1	2.1	2.1
Net income for diluted net income per share	$22.8	$20.8	$43.7	$37.2

Weighted average common shares outstanding	33.3	32.8	33.2	32.7
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.5	0.5	0.6
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	36.7	36.2	36.6	36.2

Options to purchase 1.3 million and 1.0 million shares of our common stock for the three and six month periods ended June 30, 2010, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 1.2 million and 1.1 million antidilutive options outstanding during the three and six month periods ended June 30, 2009, respectively.

Note 9:  Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net income	$21.7	$19.7	$41.6	$35.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28.0)	22.9	(46.6)	10.2
Defined benefit pension and other postretirement plans	0.8	0.3	2.0	1.3
Net unrealized gains on investment securities	-	0.2	-	0.2
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.4	1.9	0.9	3.0
Losses included in net income	(0.8)	(0.6)	(1.6)	(1.2)
Net unrealized (losses) gains on derivatives	(0.4)	1.3	(0.7)	1.8
Other comprehensive (loss) income, net of tax	(27.6)	24.7	(45.3)	13.5
Comprehensive (loss) income	$(5.9)	$44.4	$(3.7)	$48.6

Note 10:  Stock-Based Compensation

At June 30, 2010, there were 1,173,974 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In the first half of 2010, we granted 560,849 stock options at a weighted average exercise price of $42.54 per share based on the grant-date fair value of our stock to key employees under the 2007 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $10.46 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.4%; expected life of 5.5 years based on prior experience; stock volatility of 26.9% based on historical data; and a dividend yield of 1.5%. Stock option expense is recognized over the vesting period, net of forfeitures.

We also granted 119,050 performance-vesting share (“PVS”) awards at a grant-date fair value of $42.52 per share to key employees under the 2007 Plan in the first six months of 2010. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
Service cost	$2.2	$2.0	$0.3	$0.2	$2.5	$2.2
Interest cost	3.8	3.6	0.2	0.3	4.0	3.9
Expected return on assets	(3.5)	(2.9)	-	-	(3.5)	(2.9)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.3	1.7	-	-	1.3	1.7
Net periodic benefit cost	$3.5	$4.1	$0.5	$0.5	$4.0	$4.6

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
U.S. plans	$3.1	$3.6	$0.5	$0.5	$3.6	$4.1
International plans	0.4	0.5	-	-	0.4	0.5
Net periodic benefit cost	$3.5	$4.1	$0.5	$0.5	$4.0	$4.6

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
Service cost	$4.5	$4.0	$0.5	$0.4	$5.0	$4.4
Interest cost	7.6	7.2	0.5	0.5	8.1	7.7
Expected return on assets	(7.0)	(5.9)	-	-	(7.0)	(5.9)
Amortization of prior service credit	(0.6)	(0.6)	-	-	(0.6)	(0.6)
Recognized actuarial losses	2.6	3.4	-	-	2.6	3.4
Net periodic benefit cost	$7.1	$8.1	$1.0	$0.9	$8.1	$9.0

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
U.S. plans	$6.2	$7.3	$1.0	$0.9	$7.2	$8.2
International plans	0.9	0.8	-	-	0.9	0.8
Net periodic benefit cost	$7.1	$8.1	$1.0	$0.9	$8.1	$9.0

Note 12:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net sales:
Packaging Systems	$200.9	$190.1	$399.8	$366.5
Delivery Systems	82.0	72.1	158.9	139.6
Intersegment sales	(1.1)	(1.2)	(2.2)	(2.7)
Total net sales	$281.8	$261.0	$556.5	$503.4
Operating profit:
Packaging Systems	$37.6	$35.4	$77.4	$64.3
Delivery Systems	3.6	5.0	4.8	8.1
Corporate	(10.3)	(11.3)	(21.8)	(21.4)
Restructuring and related charges	(0.4)	(0.4)	(1.0)	(1.1)
Total operating profit	$30.5	$28.7	$59.4	$49.9
Interest expense	3.9	3.5	7.9	7.4
Interest income	(0.1)	(0.1)	(0.2)	(0.4)
Income before income taxes	$26.7	$25.3	$51.7	$42.9

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

Note 14:  New Accounting Standards

Recently Adopted Standards

In February 2010, we adopted revised guidance that removes the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing SEC guidance. The adoption did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance requiring new disclosures for significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. In addition, the guidance clarifies certain existing disclosure requirements. We adopted this guidance as of January 1, 2010, except for the Level 3 reconciliation disclosures, which are deferred until annual periods beginning after December 15, 2010. The adoption did not have a material impact on our financial statements, as there have been no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2010. See Note 5, Fair Value of Financial Instruments, for additional information.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion addresses the financial condition and results of operations of West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) and should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) and consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

We evaluate the performance of our individual segments based upon, among other things, segment sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment, and certain pension and other retirement benefit costs. Also excluded from segment operating profit and corporate costs are items that management considers not representative of ongoing operations. Such items are referred to as “discrete items” in the following discussion and generally include restructuring and related charges, certain asset impairments and other miscellaneous gains and losses. Management also excludes discrete income tax items, including the tax effect of pre-tax discrete items, for the purpose of evaluating its effective tax rate and diluted earnings per share. We believe disclosing these items separately as a component of the respective income statement category helps provide a more meaningful comparison of our year-over-year results.

Business Operations Realignment

Effective January 1, 2010, our business operations were reorganized into two new management divisions - Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems") in order to further align our business units with the underlying markets and customers they serve. Packaging Systems consists of our core pharmaceutical packaging products for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and laboratory and other services. Delivery Systems offers custom contract-manufacturing solutions using plastic injection molding and automated assembly processes, safety and administration systems and multi-component systems for drug administration. In addition, the Delivery Systems segment is responsible for the advancement of new delivery system products currently in development or early-stage marketing. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative financial information.

OVERVIEW

Executive Summary

We achieved higher sales and operating profit in the second quarter of 2010 when compared to the same quarter of 2009, driven by the strong performance of our Packaging Systems segment. Demand for our products during the three months ended June 30, 2010 led to consolidated revenues of $281.8 million, up approximately 8% from the same period a year ago, despite negative pressure from foreign currency exchange rates. We continue to be encouraged with the rebound in demand experienced in the first and second quarters of this year, as the first half of 2009 reflected to a greater extent the negative impact of a recessionary economy. Year-over-year sales increases were generated in all of our geographic regions. Total sales originating in the U.S. were $128.4 million, up 6% from the same quarter a year ago, reflecting higher domestic demand for pharmaceutical packaging components. Revenues generated outside of the U.S. were $153.4 million, an increase of 10%, which reflected higher pharmaceutical packaging demand in Europe, South America and Asia-Pacific and the effect of businesses acquired since the prior-year second quarter. The year-over-year increase in second quarter sales attributable to acquisitions was more than offset by an unfavorable impact from foreign currency exchange rates.

Operating profit for the second quarter of 2010 was $30.5 million, up $1.8 million, or 6%, compared with the same period in 2009 resulting from higher Packaging Systems gross profit, slightly offset by increased spending on R&D and other operating costs. Net income for the second quarter of 2010 was $21.7 million, up 10%, net of a $0.5 million discrete tax charge. See the Net Income section below for a more detailed discussion of net income and diluted earnings per share.

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

During the second quarter, our key foreign currencies were relatively weaker than the U.S. dollar when compared to the prior-year quarter, resulting in lower reported revenues of $5.6 million and reduced net income of $1.1 million, or $0.03 per diluted share, versus the prior year. On a year-to-date basis, our key foreign currencies were still slightly stronger than the U.S. dollar when compared to the same prior-year period, but we are currently expecting a stronger U.S. dollar for the remainder of 2010.

Revolving Credit Agreement

In June 2010, we entered into a four-year multi-currency revolving credit facility agreement, which replaced a prior revolving credit facility. The new credit agreement contains a $225.0 million committed credit facility and an accordion feature under which the credit facility may be increased to $275.0 million. The interest rate is variable determined by reference to LIBOR plus a margin ranging from 1.75 to 2.75 percentage points determined by our leverage ratio. In June, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. As of June 30, 2010, we had $19.2 million outstanding under this new credit facility which was classified as long-term debt based upon our intent and ability to continue the loans beyond one year.

Acquisitions

In July 2009, we acquired certain business assets from Plastef Investissements SA (“Plastef”) and its subsidiaries, a France-based developer and manufacturer of drug safety and administration systems, including the ErisTM safety syringe system. The acquired business assets included a manufacturing facility located at Le Vaudreuil, France, intellectual property and working capital. The consideration was $19.5 million including cash paid at closing and contingent consideration with an original fair value of $2.6 million. In January 2010, we acquired a tool design and testing company based in Roskilde, Denmark for $1.3 million. Sales and operating results generated from the businesses acquired are considered part of our Delivery Systems segment, and 2010 will be the first full year incorporating the results of these acquisitions.

Restructuring Initiatives

In November 2009, we announced restructuring plans for certain business operations and support functions within both of our reporting segments. During 2010, we incurred actual charges of $1.0 million comprised of employee severance ($0.4 million) and fixed asset relocation costs and other related charges ($0.6 million). For the remainder of 2010, we expect to incur $0.5 million to $0.7 million in additional charges, the majority of which will consist of cash expenditures for fixed asset relocation costs.

During the first six months of 2009, our Delivery Systems segment incurred $1.1 million in restructuring and related charges as part of a 2007 plan to rationalize the plant capacity and workforce of our former Tech Group segment. The majority of those costs consisted of severance and post-employment benefits and a smaller portion was for asset write-offs and other related costs.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$200.9	$190.1	$399.8	$366.5
Delivery Systems	82.0	72.1	158.9	139.6
Intersegment sales elimination	(1.1)	(1.2)	(2.2)	(2.7)
Consolidated net sales	$281.8	$261.0	$556.5	$503.4

Consolidated second quarter 2010 net sales increased by $20.8 million, or 8.0%, compared to those achieved in the prior-year second quarter. Excluding unfavorable foreign currency effects of $5.6 million, or 2.2 percentage points, second quarter 2010 net sales increased $26.4 million, or 10.2%, as compared to the prior-year quarter. The higher constant-currency sales were primarily the result of increased volume and a favorable mix of higher-value pharmaceutical packaging components that contributed 7.8 percentage points of the increase, and incremental sales from business acquisitions which contributed 1.9 percentage points.

Net sales for the six months ended June 30, 2010 increased by $53.1 million, or 10.6%, compared to those achieved in the same prior-year period. Excluding favorable foreign currency effects of $4.2 million, or 0.9    percentage points, 2010 net sales for the first half increased $48.9 million, or 9.7%, as compared to the prior year. The higher constant-currency sales were the result of increased volume and a favorable mix that contributed 7.4 percentage points of the increase, incremental sales from business acquisitions of 1.8 percentage points, and price increases which contributed 0.5 percentage points. Looking ahead, the favorable sales growth experienced in the first half is expected to moderate as we enter the second half of the year due to unfavorable foreign exchange and a relatively strong second half of 2009 which included $22.0 million in non-recurring H1N1 vaccination-related sales.

Packaging Systems

This segment contributed $10.8 million, or 5.7%, to the second quarter 2010 sales increase despite an unfavorable foreign currency translation impact of $4.4 million. Excluding currency translation effects, sales increased $15.2 million, or 8.0%, above prior-year levels for the same period. The majority of this increase came from sales of pharmaceutical packaging products which were higher by $12.1 million, excluding foreign currency changes, due to increased demand for stoppers and seals used by our customers in packaging for various drugs and serums. Sales of disposable medical components were higher by $2.2 million due mostly to increased demand for non-filled syringe components, ready-to-use intravenous bottle closures, and dropper bulbs and assemblies.

Packaging System’s sales for the six month period were $33.3 million, or 9.1%, higher than in the corresponding prior-year period, including $4.4 million resulting from favorable foreign currency translation effects. Excluding currency effects, sales increased $28.9 million, or 7.9%, above the same period 2009 levels. Similar to the second quarter explanation above, the majority of this constant-currency increase came from sales of pharmaceutical packaging products which were higher by $25.0 million for the year-to-date period. Sales of disposable medical devices and laboratory and other products were higher by $3.5 million and $0.5 million, respectively, and accounted for the remainder of the increase.

Delivery Systems

Delivery Systems net sales for the second quarter of 2010 were $9.9 million above prior-year levels for the same quarter. Contributing to this increase were $6.4 million of safety and administration systems sales, $4.7 million of which was due to incremental sales from the acquired Eris safety syringe business, and increased demand for our reconstitution products. Sales of healthcare devices increased by $2.1 million due to strong demand for several customers’ products including those used in surgical procedures and other healthcare applications such as auto-injection pens. The remaining sales increase of $2.6 million for the quarter relates to consumer and personal care products, due to higher demand for certain contract-manufactured components including components for a new model of a customer’s printer ink cartridge. Unfavorable foreign currency translation effects during the second quarter reduced net sales by $1.2 million. Excluding the impact of these foreign currency changes and business acquisitions, sales were $6.2 million, or 8.6%, higher than the corresponding prior-year levels.

Net sales for the six-month period were $19.3 million, or 13.8%, higher than prior-year sales including a small amount of unfavorable foreign currency impact. Safety and administration systems sales for the 2010 period were $11.8 million higher than the prior year due mostly to incremental sales from the Eris acquisition ($8.4 million) and increased demand for our reconstitution products. Sales of healthcare devices increased by $4.9 million, and the remaining increase of $2.6 million was attributable to sales of consumer and personal care products. Excluding the impact of foreign currency changes and acquisitions, sales for the first six months of 2010 were $10.7 million, or 7.6%, higher than the corresponding prior year amount.

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

GROSS PROFIT

The following table presents our gross profit by reportable segment and on a consolidated basis. The related gross margins are calculated as gross profit divided by net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems:
Gross Profit	$67.5	$62.9	$136.7	$119.3
Gross Margin	33.6%	33.1%	34.2%	32.5%
Delivery Systems:
Gross Profit	$15.7	$15.8	$28.7	$28.7
Gross Margin	19.1%	21.9%	18.1%	20.6%
Consolidated Gross Profit	$83.2	$78.7	$165.4	$148.0
Consolidated Gross Margin	29.5%	30.2%	29.7%	29.4%

Second quarter 2010 consolidated gross profit increased $4.5 million over the same quarter in 2009 despite $1.7 million of unfavorable foreign currency exchange impact. However, our consolidated gross margin decreased 0.7 percentage points as the increased margin achieved by Packaging Systems was not enough to fully offset the dilutive impact from our acquisitions. Increased raw materials and other manufacturing costs were substantially offset by the benefits of a more profitable sales mix and production-related efficiencies.

For the six-month period ended June 30, 2010, consolidated gross profit was $17.4 million above that reported in the same period of 2009 including $1.3 million of favorable foreign currency translation effects. Despite lower margins from our Delivery Systems segment, our overall gross margin percentage increased 0.3 percentage points as a result of a more profitable sales mix combined with cost efficiencies from higher plant throughput experienced in our Americas and European plant locations.

Packaging Systems

The 2010 gross margin percentage for Packaging Systems improved by 0.5 percentage points and 1.7 percentage points, respectively, for the second quarter and first six months versus the same prior-year periods. For both periods, the impact from selling price increases and production efficiencies more than offset year-over-year increases in labor costs, due to annual wage increases, depreciation expense and higher plant overhead costs. In addition, sales volume and mix contributed to the increased quarterly and year-to-date gross margins as product demand was higher and product mix has improved on increased sales of our higher-value pharmaceutical packaging components.

Delivery Systems

Gross profit for Delivery Systems in the second quarter and first six months remained consistent with the prior year amounts, but the gross margin on sales declined by 2.8 percentage points and 2.5 percentage points, respectively. Although we experienced higher sales volume and favorable product mix in both periods for our existing businesses, it was not enough to outweigh the dilutive impact from our acquisitions, lower average selling prices and higher raw materials and other production costs. Average selling prices were lower due to price reductions under a mature manufacturing services agreement, partially offset by contractual price increases tied to the higher cost of plastic resin. Other production costs were higher due to increased plant overhead incurred in support of new contract manufacturing business and higher transportation costs on increased sales volume. The addition of the recently-acquired safety syringe business resulted in 1.3 percentage points of the year-over-year decline in both periods. These sales of the Eris syringe are pursuant to a contract which was assumed in connection with the acquisition and currently generate no gross profit.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$2.6	$2.1	$4.8	$4.0
Delivery Systems	3.1	2.6	6.3	4.9
Consolidated R&D expense	$5.7	$4.7	$11.1	$8.9

Total R&D costs during the second quarter and first six months of 2010 were $1.0 million and $2.2 million, respectively, higher than those incurred in the same 2009 periods as a result of increased development activities surrounding our high-value packaging, injection systems and ready-to-use components. Also contributing to the year-over-year increases for Delivery Systems was incremental R&D from our business acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents consolidated SG&A costs by reportable segment and details of unallocated corporate costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$26.4	$25.6	$52.7	$51.2
Delivery Systems	9.2	8.3	17.8	15.5
Corporate:
General corporate costs	5.7	4.8	11.5	9.4
Stock-based compensation expense	0.9	2.3	3.2	3.7
U.S. pension and other retirement benefits	3.6	4.1	7.2	8.2
Total Corporate	10.2	11.2	21.9	21.3
Consolidated SG&A	$45.8	$45.1	$92.4	$88.0
Consolidated SG&A as a % of net sales	16.3%	17.3%	16.6%	17.5%

Second quarter and year–to-date 2010 consolidated SG&A expenses were $0.7 million and $4.4 million, respectively, above those recorded in the same periods of 2009 but were lower as a percent of consolidated net sales for each period presented. Packaging Systems’ SG&A expenses increased over the prior-year second quarter as a result of annual employee compensation increases and higher depreciation expense related to information systems. The majority of Packaging Systems’ increased SG&A for the year-to-date period resulted from foreign currency translation of $1.1 million, with the remainder resulting from annual employee compensation increases partially offset by lower consulting services costs.

Delivery Systems’ SG&A expense increased in the second quarter and first six months of 2010 due to higher consulting services costs and incremental SG&A from acquired businesses of $0.3 million and $0.7 million, respectively. The year-to-date period also reflects higher compensation costs for staffing in support of the 2010 organizational realignment.

General corporate SG&A costs for the second quarter and first six months of 2010 were $0.9 million and $2.1 million, respectively, higher than in the same 2009 periods. For both periods, approximately half of the year-over-year increase was due to higher professional fees and the remainder was the result of higher estimated attainment on our cash-based employee incentive programs. Stock-based compensation costs for the second quarter of 2010 were significantly lower due to the impact of changes in our stock price on our deferred compensation liabilities which are indexed to our stock price. During 2010, our stock price decreased $5.46 per share during the second quarter compared to a $2.04 per share increase during the second quarter of 2009. U.S. pension and other retirement benefits expense in the second quarter and first six months of 2010 was lower than in the comparable 2009 periods due to higher expected returns on plan assets.

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

The following table presents our restructuring charges and other income and expense items for each of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Segments and Corporate:
Packaging Systems	$0.9	$(0.2)	$1.8	$(0.2)
Delivery Systems	(0.2)	(0.1)	(0.2)	0.2
Corporate	0.1	0.1	(0.1)	0.1
Discrete items:
Restructuring and related charges	0.4	0.4	1.0	1.1
Consolidated restructuring and other items	$1.2	$0.2	$2.5	$1.2

The majority of  Packaging Systems’ increased other expense for the second quarter and year-to-date periods was attributable to foreign exchange transaction losses experienced by our European subsidiaries on non-functional currency trade obligations. The year-to-date period also includes $0.6 million from the devaluation of the Bolivar announced by the Venezuelan government in January 2010. Subject to further devaluation of the currency, we do not anticipate any additional significant foreign exchange losses from our Venezuelan operations for the remainder of 2010.

Refer to Note 2, Restructuring and Other Items, to the condensed consolidated financial statements for further discussion of the restructuring and related charges within this section.

OPERATING PROFIT

The following table presents operating profit by reportable segment, corporate and unallocated and on a consolidated company basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Segments and Corporate:
Packaging Systems	$37.6	$35.4	$77.4	$64.3
Delivery Systems	3.6	5.0	4.8	8.1
Corporate	(10.3)	(11.3)	(21.8)	(21.4)
Discrete items:
Restructuring and related charges	(0.4)	(0.4)	(1.0)	(1.1)
Consolidated operating profit	$30.5	$28.7	$59.4	$49.9

Increased consolidated operating profit for both the second quarter and first six months of 2010 was driven by higher sales and gross profit from our Packaging Systems segment, as discussed in the Gross Profit section above. Delivery Systems’ operating profit for the second quarter and year-to-date period was below that achieved in the prior-year periods due to the increased SG&A and R&D costs, both discussed in the respective sections above.

Corporate consists mostly of general corporate costs, U.S. pension and other retirement benefit costs and stock-based compensation costs. The decrease in corporate expense for the second quarter of 2010 was the result of lower stock compensation costs as described in the SG&A Costs section. Discrete items are described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our consolidated net interest expense by significant component:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Interest expense	$4.3	$4.6	$8.6	$9.0
Capitalized interest	(0.4)	(1.1)	(0.7)	(1.6)
Interest income	(0.1)	(0.1)	(0.2)	(0.4)
Interest expense, net	$3.8	$3.4	$7.7	$7.0

Consolidated interest expense, net for the current quarter and year-to-date period was slightly higher than the prior year periods, due to less capitalized interest resulting from generally lower levels of capital spending in 2010. We currently expect our full-year interest expense, net will continue to be higher than the comparable 2009 amounts as a result of higher interest rates and lower capitalized interest.

INCOME TAXES

Our effective tax rate was 24.6% in the second quarter of 2010, slightly higher than the 24.0% effective tax rate for the prior-year same quarter. For the six-month period ended June 30, 2010, our effective tax rate was 24.6% compared with 20.0% in the prior year-to-date period. The increase in effective tax rates was attributable to the following discrete items:

2010
•
We recognized a $0.5 million tax charge, the majority of which resulted from adjustments to reconcile our estimated prior-year tax provision for certain jurisdictions to tax returns prepared in the current year. This charge increased our effective tax rate by 0.9 percentage points.

•	Restructuring and related costs recognized during the first six months and the corresponding tax effect reduced our effective tax rate by 0.2 percentage points.

2009
•
We recognized a $1.7 million tax provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in certain foreign tax jurisdictions. This provision benefit reduced our effective tax rate by 3.9 percentage points.

•	Restructuring and related costs recognized during the first six months and the corresponding tax effect reduced our effective tax rate by 0.5 percentage points.

Excluding these discrete items from the first half of each year, our annualized effective tax rate was estimated to be 23.9% for 2010, compared with 24.4% for 2009. This decreased annualized effective tax rate was due to a change in mix of pre-tax earnings which resulted in a higher concentration of earnings in jurisdictions where we are subject to lower tax rates, partially offset by the impact of the December 31, 2009 expiration of the U.S. tax credit for certain R&D activities. While legislation is pending to extend this expired provision, the benefit from such legislation cannot be reflected in our effective tax rate until and unless it is signed into law.

EQUITY IN AFFILIATES

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the three and six months ended June 30, 2010 were higher by $1.1 million and $1.8 million, respectively, compared to the same periods in 2009 due primarily to increased gross profit reported by Daikyo on higher sales of their proprietary pharmaceutical packaging components.

NET INCOME

Second quarter 2010 net income was $21.7 million, or $0.62 per diluted share, which was net of $0.02 per diluted share of discrete expense items including restructuring and related charges of $0.2 million (net of $0.2 million in tax) and discrete income tax charges of $0.5 million. Second quarter 2009 net income was $19.7 million, or $0.57 per diluted share, which was net of restructuring and related charges of $0.2 million (net of $0.2 million in tax) or $0.01 per diluted share.

Net income for the first six months of 2010 was $41.6 million, or $1.19 per diluted share, which was net of $0.03 per diluted share of discrete expense items including restructuring and related activities of $0.6 million (net of $0.4 million in tax) and discrete income tax charges of $0.5 million. Year-to-date 2009 net income was $35.1 million, or $1.03 per diluted share, which included $0.03 per diluted share for discrete income items. The prior year six-month period included discrete income tax benefits of $1.7 million and restructuring related charges of $0.7 million (net of $0.4 million in tax).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the six months ended June 30:

($ in millions)	2010	2009
Net cash provided by operating activities	$43.1	$46.1
Net cash used in investing activities	(36.6)	(49.7)
Net cash used in financing activities	(15.2)	(0.7)

Cash Flows from Operating Activities - Our year-to-date 2010 cash provided by operating activities declined $3.0 million compared to the prior-year period despite higher net earnings in the current year. The year-over-year decline was primarily due to a larger increase in inventory and accounts receivable balances when compared to 2009, partially offset by lower pension contributions in the 2010 period. During the first six months of 2010, we contributed $8.0 million to our U.S. qualified pension plan compared with a $10.0 million contribution during the first half of 2009.

Cash Flows from Investing Activities – In 2010, cash flows used in investing activities were significantly lower than the prior year as a result of lower capital spending compared with the prior-year same period.

Capital spending in the first six months of 2010 totaled $32.6 million, a $16.2 million decrease from the prior-year period. Packaging Systems’ spending was $16.0 million, a decrease of $21.1 million over the first six months of 2009 attributable to the third quarter 2009 completion of our new plastics plant in China and our European plants’ expansion project which was gradually phased-in throughout most of 2009. Year-to-date 2010 capital spending for the Delivery Systems segment was $9.4 million, an increase of $1.4 million compared to the prior-year period due to new manufacturing equipment in support of proprietary, high-value product initiatives. The remainder of the change was attributable to increased corporate capital spending of $1.1 million for information technology systems and a change in the balance of accrued capital spending compared to the same period a year ago.

We anticipate full year 2010 capital spending will be approximately the same as the $104.9 million spent in 2009.

Cash Flows from Financing Activities – Cash used in financing activities for the six months ended June 30, 2010 was $14.5 million higher than the same period of 2009, with the majority of this change resulting from the timing of borrowing activities. During the first six months of 2010, we repaid $4.7 million from our revolving credit facilities net of borrowings from our new $225.0 million revolving credit agreement. Also, we paid $1.6 million of debt issuance costs to execute the new revolving credit agreement. During the same period of 2009, we had $6.4 million of net borrowings from our revolving facility. We paid cash dividends totaling $10.7 million ($0.32 per share) during the current year, compared to $9.9 million ($0.30 per share) in 2009. On May 7, 2010, we declared a cash dividend of $0.16 per share payable August 4, 2010 to stockholders of record at the close of business on July 21, 2010.

Liquidity Measures

The table below presents key liquidity measures as of the respective date:

($ in millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$67.5	$83.1

Working capital	$245.3	$226.1

Current ratio	2.5 to 1	2.3 to 1

Total debt	$357.2	$379.6

Net debt-to-total invested capital	33.7%	33.9%

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

Working capital at June 30, 2010 increased $19.2 million, or 8.5%, compared with the balance at December 31, 2009, reflecting increased trade accounts receivable of $7.0 million, due to the timing of sales, and higher inventories of $14.1 million. The increased inventory balances were due to strategic timing of raw materials purchases and increased finished goods in response to increased orders on-hand at June 30, 2010 compared with year-end 2009. As of June 30, 2010 and December 31, 2009, our accounts receivable days-sales-outstanding (“DSO”) ratio was relatively consistent at 47 days compared to 48 days, respectively, and our inventory turnover ratio was 5.7 compared to 6.1, respectively, which reflected the impact from higher inventory balances. Included in working capital at June 30, 2010 and December 31, 2009 was cash held in escrow representing judicial deposits for the government of Brazil related to various tax positions taken in prior years and the related tax liabilities. The escrow balance recorded in other current assets at June 30, 2010 was $11.8 million which will be used to settle our outstanding tax-related obligations in that country. As a result of the 2009 Brazil tax amnesty program, we estimate that $4.6 million in excess deposits will be returned to us over the next twelve months as the underlying tax cases are settled. The $22.4 million decrease in total debt compared with the December 31, 2009 balance resulted from foreign exchange rate fluctuations of $17.2 million and net repayments of $5.2 million.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the next twelve months will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $225.0 million multi-currency revolving credit facility, which we generally use for working capital requirements. As of June 30, 2010, we had available $203.8 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds.

Commitments and Contractual Obligations

As discussed in Note 7 to the condensed consolidated financial statements, we entered into a new revolving credit agreement which replaced a prior credit facility. Although the marginal interest rates of the new credit facility are higher, we do not expect this to result in a significant increase in future interest payments based on principal amounts outstanding at December 31, 2009 or currently. There were no significant changes to commitments and contractual obligations during the first half of 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2009.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the first six months of 2010, and the impact, if any, on our financial position or results of operations, see Note 14, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2010 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2010	261	$38.28	-	-
May 1 – 31, 2010	207	41.77	-	-
June 1 – 30, 2010	-	-	-	-
Total	468	$39.83	-	-

(1)      Includes 207 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)      Includes 261 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on the vesting of restricted stock awards, as part of the 2007 Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

August 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1
Credit Agreement, dated as of June 4, 2010, between West, certain of its subsidiaries, the lenders party thereto from time to time, PNC Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, Citizens Bank of Pennsylvania, as Documentation Agent, and PNC Capital Markets, LLC, as Lead Arranger, incorporated by reference from our Form 8-K dated June 10, 2010.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F - 1