Form 10-Q
period 2010-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2010-11-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES INC
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

As of October 31, 2010, there were 33,298,173 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$271.4	$258.9	$827.9	$762.3
Cost of goods and services sold	196.7	187.2	587.8	542.6
Gross profit	74.7	71.7	240.1	219.7
Research and development	5.9	5.1	17.0	14.1
Selling, general and administrative expenses	44.9	44.3	137.2	132.3
Restructuring and other items (Note 3)	(1.4)	(3.6)	1.1	(2.5)
Operating profit	25.3	25.9	84.8	75.8
Interest expense	4.2	3.8	12.1	11.1
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Income before income taxes	21.2	22.4	73.0	65.3
Income tax expense	4.5	6.0	17.3	14.6
Equity in net income of affiliated companies	1.1	0.8	3.6	1.6
Net income	$17.8	$17.2	$59.3	$52.3

Net income per share:
Basic	$0.53	$0.52	$1.78	$1.60
Diluted	$0.51	$0.50	$1.70	$1.53

Weighted average shares outstanding:
Basic	33.4	32.9	33.3	32.8
Diluted	36.7	36.4	36.7	36.3

Dividends declared per share	$-	$-	$0.32	$0.30

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash, including cash equivalents	$97.1	$83.1
Accounts receivable, net	142.8	138.7
Inventories	148.4	129.2
Deferred income taxes	8.3	7.8
Other current assets	44.6	38.4
Total current assets	441.2	397.2
Property, plant and equipment	1,070.7	1,062.1
Less accumulated depreciation and amortization	514.0	485.0
Property, plant and equipment, net	556.7	577.1
Investments in affiliated companies	43.8	38.2
Goodwill	113.8	114.2
Deferred income taxes	67.9	69.4
Intangible assets, net	55.9	55.6
Other noncurrent assets	20.3	19.3
Total Assets	$1,299.6	$1,271.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$1.4	$0.5
Accounts payable	56.3	68.4
Pension and other postretirement benefits	2.3	2.1
Accrued salaries, wages and benefits	51.1	46.8
Income taxes payable	9.6	5.7
Taxes other than income	11.4	8.1
Other current liabilities	26.1	39.5
Total current liabilities	158.2	171.1
Long-term debt	369.3	379.1
Deferred income taxes	23.1	22.9
Pension and other postretirement benefits	83.1	85.1
Other long-term liabilities	33.8	33.7
Total Liabilities	667.5	691.9

Commitments and contingencies (Note 14)

Total Equity	632.1	579.1
Total Liabilities and Equity	$1,299.6	$1,271.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	34.3	$8.6	$72.9	(1.3)	$(52.1)	$569.4	$(19.7)	$579.1
Net income						59.3		59.3
Stock-based compensation			4.9					4.9
Shares issued under stock plans			(4.1)	0.3	11.7			7.6
Shares repurchased for employee tax withholdings				(0.1)	(2.0)			(2.0)
Excess tax benefit from employee stock plans			2.0					2.0
Cash dividends declared						(10.7)		(10.7)
Other comprehensive income, net of tax							(8.1)	(8.1)
Balance, September 30, 2010	34.3	$8.6	$75.7	(1.1)	$(42.4)	$618.0	$(27.8)	$632.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$59.3	$52.3
Depreciation	50.4	46.7
Amortization	3.3	3.1
Other non-cash items, net	1.4	5.5
Changes in assets and liabilities	(23.3)	(22.5)
Net cash provided by operating activities	91.1	85.1

Cash flows from investing activities:
Capital expenditures	(49.8)	(76.4)
Acquisition of businesses, net of cash acquired	(3.7)	(16.9)
Acquisition of patents and other long-term assets	(0.1)	(2.8)
(Purchases) redemptions of investments, net	(2.8)	4.2
Other, net	1.0	0.1
Net cash used in investing activities	(55.4)	(91.8)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	21.9	4.9
Repayment of former credit facility	(26.6)	-
Debt issuance costs	(1.7)	-
Changes in other debt	0.1	(0.5)
Dividend payments	(16.0)	(14.8)
Excess tax benefit from employee stock plans	2.0	2.1
Shares repurchased for employee tax withholdings	(2.0)	(1.1)
Issuance of common stock from treasury	2.9	4.3
Net cash used in financing activities	(19.4)	(5.1)

Effect of exchange rates on cash	(2.3)	4.1
Net increase (decrease) in cash and cash equivalents	14.0	(7.7)

Cash, including cash equivalents at beginning of period	83.1	87.2
Cash, including cash equivalents at end of period	$97.1	$79.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and SEC regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our 2009 annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

Business Segments: Effective January 1, 2010, our business operations were reorganized into two new divisions, Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems"), in order to further align our business units with the underlying markets and customers they serve. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative information. Refer to Note 13, Segment Information, for further details.

Note 2:  Acquisition

In July 2010, we acquired 100% of the outstanding shares of an Israel-based company that developed a subcutaneous drug delivery system using pre-filled cartridge technology. This acquired technology will be integrated into the Delivery Systems segment. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an estimated fair value of $1.5 million. The preliminary purchase price allocation consisted of $3.3 million of in-process research and development intangible assets, $1.4 million of goodwill and $0.8 of deferred tax liabilities. We will continue to evaluate the fair value of the contingent consideration obligation at each reporting date, with any increases or decreases recorded within restructuring and other items in our consolidated statements of operations. The contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the next seventeen years with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $4.1 million. Operating results for the acquired business were included within the Delivery Systems segment from the date of acquisition. Pro forma results were not presented as this acquisition was not considered material to our consolidated balance sheets or results of operations.

Note 3:  Restructuring and Other Items

Restructuring and other items consisted of:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Restructuring and related charges:
Severance and post-employment benefits	$0.1	$-	$0.4	$0.3
Asset write-offs	0.1	-	0.6	0.5
Other	-	-	0.2	0.3
Total restructuring and related charges	0.2	-	1.2	1.1
Acquisition-related contingencies	(1.8)	-	(1.8)	-
Brazil tax amnesty benefit	-	(3.9)	-	(3.9)
Foreign exchange losses and other	0.2	0.3	1.7	0.3
Total restructuring and other items	$(1.4)	$(3.6)	$1.1	$(2.5)

Restructuring and Related Charges

During the nine month period ended September 30, 2010, we incurred $1.2 million in restructuring and related charges in connection with the restructuring program announced in November of 2009.

During the first nine months of 2009, we incurred $1.1 million in restructuring and related charges as part of a 2007 plan to align the plant capacity and workforce of our former Tech Group segment with its revised business outlook and as part of a longer-term strategy of focusing the business on proprietary products.

The following table details activity related to our restructuring obligations recorded within other current liabilities:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2009	$1.9	$0.1	$2.0
Charges	0.4	0.2	0.6
Cash payments	(1.9)	(0.3)	(2.2)
Balance, September 30, 2010	$0.4	$-	$0.4

We expect all restructuring activities associated with the plans to be completed by the end of 2010.

Other Items

In July 2009, we acquired the ErisTM safety syringe system and other intellectual property and business assets from a France-based developer and manufacturer of drug delivery devices. The purchase price included contingent consideration with an initial fair value of $2.6 million which was recorded as a liability at the acquisition date. During the third quarter of 2010, we reduced the contingent consideration by $1.8 million to reflect a reduction in the probability of attaining certain milestones over the next four years. As of September 30, 2010, the liability balance representing the fair value of the contingent consideration was $0.6 million.

During 2009, the Brazilian government issued regulations which provided taxpayers the opportunity to settle certain tax-related debts under less stringent conditions. In September 2009, we enrolled in this tax amnesty program, which entitled us to a reduction in penalties, interest and other costs previously deposited in escrow accounts with the federal bank of Brazil in exchange for our irrevocable declaration of all specified obligations. As these costs were previously accrued, we recognized a gain of $3.9 million in the third quarter of 2009.

Note 4:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

For the nine months ended September 30, 2010, our effective tax rate was 23.6% compared with 22.3% for the same period in 2009. During 2009, we recorded a $2.1 million tax benefit resulting from the expiration of open tax audit years in certain jurisdictions, as well as the completion of a foreign tax audit which resulted in a reduction of liabilities for unrecognized tax benefits. Discrete tax items incurred during the first nine months of 2010 did not have a significant impact on our effective tax rate.

It is reasonably possible that due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced by as much as $0.9 million, resulting in a favorable impact on the effective tax rate. Accrued interest related to unrecognized tax benefits was $0.4 million and $0.5 million at September 30, 2010 and December 31, 2009, respectively.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2006 through 2009. We are also open for examination in various state and foreign jurisdictions for tax years 2005 through 2009.

Note 5:  Derivative Financial Instruments

Our ongoing business operations expose us to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes. All derivatives are recorded on the balance sheet at fair value.

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of September 30, 2010, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

In 2010, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted Yen (“JPY”) denominated purchases of finished goods from Daikyo Seiko Ltd. and other JPY purchases made by West in the U.S. As of September 30, 2010, there were three monthly contracts outstanding at ¥91.0 million ($1.0 million) each, for an aggregate notional amount of ¥273.0 million ($3.0 million). The contracts fix the U.S. dollar (“USD”) to JPY exchange rate for a portion of our anticipated needs at a maximum of 91.00 JPY per USD while allowing us to benefit from any currency movement between 91.00 and 96.75 JPY per USD. As of September 30, 2010, the USD was equal to 83.67 JPY. The last contract matures on December 28, 2010.

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

In addition, we periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of September 30, 2009, there was one contract outstanding, with a notional amount of €3.0 million that settled on October 15, 2009. Changes in the fair value of this derivative were recognized within restructuring and other items and were offset by changes in the fair value of the underlying exposure being hedged. During the nine month period ended September 30, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to these fair value hedges. As of September 30, 2010, there were no contracts outstanding.

We have also designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $10.8 million pre-tax ($6.6 million after tax) on this debt was recorded within accumulated other comprehensive income as of September 30, 2010. We have also designated our 1.7 billion JPY denominated note payable as a hedge of our net investment in a Japanese affiliate. At September 30, 2010, there was a cumulative foreign currency translation loss on this JPY denominated debt of $6.0 million pre-tax ($3.7 million after tax) which was also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. We periodically enter into call options for crude oil and other hedges in an attempt to mitigate our exposure to such oil-based surcharges. As of September 30, 2010, we held call options for a total of 16,000 barrels of crude oil with a fair value of zero.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 6, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2010 and December 31, 2009.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Three Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.2)	$-	$0.3	$-	Cost of goods and services sold
Interest rate swap contracts	0.4	0.3	(0.8)	(0.8)	Interest expense
Total	$0.2	$0.3	$(0.5)	$(0.8)

Net Investment Hedges:
Foreign currency-denominated debt	$(7.7)	$(6.2)	$-	$-	Foreign exchange losses and other
Total	$(7.7)	$(6.2)	$-	$-

	Amount of Gain (Loss) Recognized in OCI for Nine Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$0.2	$0.3	$-	Cost of goods and services sold
Interest rate swap contracts	1.2	3.0	(2.4)	(1.9)	Interest expense
Total	$1.1	$3.2	$(2.1)	$(1.9)

Net Investment Hedges:
Foreign currency-denominated debt	$2.5	$(4.2)	$-	$-	Foreign exchange losses and other
Total	$2.5	$(4.2)	$-	$-

For the three and nine months ended September 30, 2010 and 2009, there was no ineffectiveness related to our cash flow and net investment hedges. During the nine months ended September 30, 2010, a loss of $0.3 million was recognized in cost of goods and services sold related to outstanding call options not eligible for hedge accounting treatment.

Note 6:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	September 30,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5.2	$5.2	$-	$-
Deferred compensation assets	3.2	3.2	-	-
Foreign currency contracts	0.3	-	0.3	-
	$8.7	$8.4	$0.3	$-
Liabilities:
Contingent consideration	$2.4	$-	$-	$2.4
Deferred compensation liability	4.2	4.2	-	-
Interest rate swap contracts	7.5	-	7.5	-
	$14.1	$4.2	$7.5	$2.4

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.7	$2.7	$-	$-
Deferred compensation assets	3.5	3.5	-	-
Commodity contracts	0.3	-	0.3	-
	$6.5	$6.2	$0.3	$-
Liabilities:
Foreign currency contracts	$0.1	$-	$0.1	$-
Contingent consideration	2.8	-	-	2.8
Deferred compensation liability	8.7	8.7	-	-
Interest rate swap contracts	5.5	-	5.5	-
	$17.1	$8.7	$5.6	$2.8

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

Commodity contracts are included within other current assets and are valued using an income approach. The fair value of our foreign currency contracts, as of September 30, 2010 and December 31, 2009, is included within other current assets and other current liabilities, respectively, and is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 5, Derivative Financial Instruments, for further discussion of our derivatives.

The fair value of the contingent consideration was determined using a probability-weighted income approach at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of these obligations are recorded as income or expense within restructuring and other items in our consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, January 1, 2010	$2.8
Additional contingent consideration acquired	1.8
Changes in foreign currency exchange rates	(0.4)
Changes in fair value recorded in earnings	(1.8)
Balance, September 30, 2010	$2.4

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At September 30, 2010, the estimated fair value of long-term debt was $331.4 million compared to a carrying amount of $369.3 million. At December 31, 2009, the estimated fair value of long-term debt was $345.4 million and the carrying amount was $379.1 million.

Note 7:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	September 30,	December 31,
($ in millions)	2010	2009
Finished goods	$60.0	$53.6
Work in process	21.9	19.7
Raw materials	66.5	55.9
	$148.4	$129.2

Note 8:  Revolving Credit Facility

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

In June, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. In addition, we incurred debt issuance costs of $1.7 million, consisting of legal and other professional fees, which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the revolving credit facility. As of September 30, 2010, amounts borrowed under the new credit facility totaled $20.3 million.

Note 9:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net income, as reported, for basic net income per share	$17.8	$17.2	$59.3	$52.3
Plus: interest expense on convertible debt, net of tax	1.1	1.1	3.2	3.2
Net income for diluted net income per share	$18.9	$18.3	$62.5	$55.5

Weighted average common shares outstanding	33.4	32.9	33.3	32.8
Assumed stock options exercised and awards vested, based on the treasury stock method	0.4	0.6	0.5	0.6
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	36.7	36.4	36.7	36.3

Options to purchase 1.7 million and 1.1 million shares of our common stock for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 0.8 million and 1.1 million antidilutive options outstanding during the three and nine months ended September 30, 2009, respectively.

Note 10:  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net income	$17.8	$17.2	$59.3	$52.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37.3	11.7	(9.3)	21.9
Defined benefit pension and other postretirement plans	0.2	1.2	2.2	2.5
Net unrealized (losses) gains on investment securities	-	(0.1)	-	0.1
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.2	0.3	1.1	3.2
Losses included in net income	(0.5)	(0.8)	(2.1)	(1.9)
Net unrealized (losses) gains on derivatives	(0.3)	(0.5)	(1.0)	1.3
Other comprehensive income (loss), net of tax	37.2	12.3	(8.1)	25.8
Comprehensive income	$55.0	$29.5	$51.2	$78.1

Note 11:  Stock-Based Compensation

At September 30, 2010, there were 1,160,810 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

During the nine months ended September 30, 2010, we granted 567,154 stock options at a weighted average exercise price of $42.47 per share based on the grant-date fair value of our stock to key employees under the 2007 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $10.43 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.4%; expected life of 5.5 years based on prior experience; stock volatility of 26.9% based on historical data; and a dividend yield of 1.5%. Stock option expense is recognized over the vesting period, net of forfeitures.

We also granted 120,388 performance-vesting share (“PVS”) awards at a grant-date fair value of $42.45 per share to key employees under the 2007 Plan in the first nine months of 2010. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 12:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
Service cost	$2.1	$1.9	$0.4	$0.2	$2.5	$2.1
Interest cost	4.0	3.8	0.1	0.2	4.1	4.0
Expected return on assets	(4.0)	(3.0)	-	-	(4.0)	(3.0)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.6	1.9	(0.1)	-	1.5	1.9
Net periodic benefit cost	$3.4	$4.3	$0.4	$0.4	$3.8	$4.7

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
U.S. plans	$2.6	$3.9	$0.4	$0.4	$3.0	$4.3
International plans	0.8	0.4	-	-	0.8	0.4
Net periodic benefit cost	$3.4	$4.3	$0.4	$0.4	$3.8	$4.7

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
Service cost	$6.5	$5.9	$0.8	$0.6	$7.3	$6.5
Interest cost	11.5	10.9	0.6	0.7	12.1	11.6
Expected return on assets	(11.0)	(8.9)	-	-	(11.0)	(8.9)
Amortization of transition asset	0.1	0.1	-	-	0.1	0.1
Amortization of prior service (credit) cost	(0.9)	(0.9)	0.1	0.1	(0.8)	(0.8)
Recognized actuarial losses	4.3	5.3	(0.1)	-	4.2	5.3
Net periodic benefit cost	$10.5	$12.4	$1.4	$1.4	$11.9	$13.8

	Pension benefits		Other retirement benefits		Total
	2010	2009	2010	2009	2010	2009
U.S. plans	$8.8	$11.1	$1.4	$1.4	$10.2	$12.5
International plans	1.7	1.3	-	-	1.7	1.3
Net periodic benefit cost	$10.5	$12.4	$1.4	$1.4	$11.9	$13.8

Note 13:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net sales:
Packaging Systems	$191.5	$189.9	$591.3	$556.4
Delivery Systems	81.0	70.2	239.9	209.8
Intersegment sales	(1.1)	(1.2)	(3.3)	(3.9)
Total net sales	$271.4	$258.9	$827.9	$762.3
Operating profit:
Packaging Systems	$29.4	$30.9	$106.8	$95.2
Delivery Systems	3.6	1.6	8.5	9.7
Corporate	(9.3)	(10.5)	(31.1)	(31.9)
Other unallocated items	1.6	3.9	0.6	2.8
Total operating profit	$25.3	$25.9	$84.8	$75.8
Interest expense	4.2	3.8	12.1	11.1
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Income before income taxes	$21.2	$22.4	$73.0	$65.3

Refer to Note 3, Restructuring and Other Items, for further information regarding restructuring charges and other unallocated items.

Note 14:  Commitments and Contingent Liabilities

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

Note 15:  New Accounting Standards

Recently Adopted Standards

In February 2010, we adopted revised guidance that removes the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing SEC guidance. The adoption did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance requiring new disclosures for significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. In addition, the guidance clarifies certain existing disclosure requirements. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our financial statements, as there have been no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2010. See Note 6, Fair Value Measurements, for additional information.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following discussion addresses the financial condition and results of operations of West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) and should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) and consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Throughout this MD&A, references to Notes refer to the notes to the condensed consolidated financial statements (unaudited) in Part 1, Item 1 of this Form 10-Q, unless otherwise indicated.

We evaluate the performance of our individual segments based upon, among other things, segment sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment, and certain pension and other retirement benefit costs. Also excluded from segment operating profit and corporate costs are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items in the following discussion and generally include restructuring and related charges, certain asset impairments and other miscellaneous gains and losses.

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

OVERVIEW

Executive Summary

We achieved higher sales and gross profit in the third quarter of 2010 when compared to the same quarter last year, driven by improved performance of our Delivery Systems segment. Higher sales in both the Packaging Systems and Delivery Systems segments led to consolidated revenues of $271.4 million, up 5% from the same period a year ago, despite continued downward pressure from foreign currency exchange rates and the 2009 surge in vaccination-related sales. During 2009, we experienced unusually high demand as a result of the H1N1 vaccination effort that resulted in non-recurring sales of $9.7 million in the third quarter and $12.3 million in the fourth quarter. We were able to replace these vaccine sales through increased demand for other products in 2010’s third quarter.

Year-over-year sales increases were generated in all of our major geographic regions with the exception of Europe, which was hampered by the impact of a weaker Euro when compared with the third quarter of 2009. Total sales originating in the U.S. were $121.0 million, up 7% from the same quarter a year ago, reflecting higher domestic demand for pharmaceutical packaging components and increased contract-manufacturing activity. Revenues generated outside of the U.S. were $150.4 million, an increase of 3% which reflected higher pharmaceutical packaging demand in South America and the Asia-Pacific region. Looking ahead, the rate of sales growth experienced through nine months is expected to moderate during the fourth quarter due to continued unfavorable foreign exchange and the 2009 H1N1-related sales which are not expected to repeat or be completely replaced.

Operating profit for the third quarter of 2010 was $25.3 million, a reduction of $0.6 million compared with the same period last year, largely due to a prior-year increase in other operating income related to tax amnesty benefits. Segment operating profit showed improvement over the prior-year quarter driven by higher gross profit from Delivery Systems. Corporate costs were favorable as a result of lower stock-based compensation and pension costs. Net income for the third quarter of 2010 was $17.8 million, up 3% due to a lower effective tax rate and higher earnings in affiliated companies compared with the prior-year third quarter. See the Net Income section below for a more detailed discussion of net income and diluted earnings per share.

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

During the three and nine months ended September 30, 2010, our key foreign currencies were relatively weaker than the U.S. dollar when compared to the same prior-year periods, resulting in lower reported revenues, net income, and earnings per share. For the third quarter comparison, revenues and net income were reduced by $10.0 million and $1.2 million, respectively, or $0.03 per diluted share. We continue to expect a relatively stronger U.S. dollar for the remainder of 2010 when compared to the prior-year exchange rates.

Acquisitions

In July 2010, we acquired 100% of the outstanding shares of an Israel-based company that developed a subcutaneous drug delivery system using pre-filled cartridge technology. This acquisition will be integrated into the Delivery Systems segment. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an estimated fair value of $1.5 million. The contingent consideration is payable to the selling shareholders based on a percentage of microinfusion product sales over the next seventeen years. At each reporting date, we will revalue the contingent consideration obligation to fair value and record increases or decreases in the liability as expense or income within restructuring and other items in our consolidated statements of operations. The preliminary purchase price allocation resulted in $3.3 million of in-process research and development assets, $1.4 million of goodwill and $0.8 million of deferred tax liabilities. The operating results, which consist mostly of research & development expense, were included within the Delivery Systems segment from the date of acquisition.

In January 2010, we acquired a tool design and testing company based in Roskilde, Denmark for $1.3 million. Sales and operating results from this business were also recorded within our Delivery Systems segment.

RESULTS OF OPERATONS

For the purpose of aiding the comparison of our year-over-year results, we refer to net sales, gross profit, and other financial results excluding the effects of changes in foreign exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results excluding effects from currency translation are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis because management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

NET SALES

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$191.5	$189.9	$591.3	$556.4
Delivery Systems	81.0	70.2	239.9	209.8
Intersegment sales elimination	(1.1)	(1.2)	(3.3)	(3.9)
Consolidated net sales	$271.4	$258.9	$827.9	$762.3

Consolidated third quarter 2010 net sales increased by $12.5 million, or 4.8%, compared to those achieved in the prior-year third quarter. Excluding unfavorable foreign currency effects of $10.0 million, third quarter 2010 net sales increased $22.5 million, or 8.7%, compared to the prior-year quarter. The higher constant-currency sales were primarily the result of increased volume and a favorable mix of higher-value components that contributed 7.9 percentage points to the increase. Selling price increases and the impact from business acquisitions accounted for the remainder, and contributed a combined 0.8 percentage points to the year-over-year increase.

Net sales for the nine months ended September 30, 2010 increased by $65.6 million, or 8.6%, compared to those achieved in the same prior-year period. Excluding unfavorable foreign currency effects of $5.9 million, 2010 net sales for the year-to-date period increased $71.5 million, or 9.4%, versus the prior year. The higher constant-currency sales were the result of increased volume and a favorable product mix that contributed 7.6 percentage points, incremental sales from business acquisitions of 1.3 percentage points, and price increases which contributed 0.5 percentage points of the year-to-date increase.

Packaging Systems

This segment contributed $1.6 million, or 0.9%, to the third quarter 2010 sales increase despite an unfavorable foreign currency translation impact of $8.0 million. Excluding currency translation effects, sales increased $9.6 million, or 5.1%, from prior-year levels for the same period. The majority of this constant-currency increase came from sales of pharmaceutical packaging products which were higher by $11.2 million due to increased demand for stoppers and seals used by our customers in packaging for various drugs and serums. Contributing to this increase were higher sales of our high-value products including Westar RS® and RU®, Envision™, and FluroTec™-coated closures. Modest price and volume increases also added to sales in the quarter. Partially offsetting the increased packaging product sales were lower sales of disposable medical components and laboratory and other services for a combined variance of $1.6 million. Disposable medical components were lower this quarter due to the timing of shipments of our non-filled syringe components and ready-to-use intravenous bottle closures.

Packaging System’s sales for the nine months ended September 30, 2010 were $34.9 million, or 6.3%, higher than in the corresponding prior-year period, despite $3.7 million in unfavorable foreign currency translation effects. Excluding currency effects, sales increased $38.6 million, or 6.9%, above amounts reported for the same period of 2009. Similar to the third quarter explanation above, the majority of this constant-currency increase came from pharmaceutical packaging products which were higher by $36.2 million for the year-to-date period due to sales of our high-value products. The remaining increase of $2.4 million was the result of higher sales of disposable medical components, partially offset by a reduction in laboratory and other items.

Delivery Systems

Delivery Systems net sales for the third quarter of 2010 were $10.8 million, or 15.4%, above prior-year levels for the same quarter, net of $2.0 million of unfavorable foreign currency translation. Excluding the impact from foreign currency changes, sales were $12.8 million, or 18.2%, higher than the corresponding prior-year levels. Approximately half of this constant-currency increase was due to higher sales of healthcare devices, which increased by $6.1 million reflecting strong demand and higher sales prices for several customers’ products including those used in surgical procedures and other healthcare applications. Also contributing to the increase were consumer and personal care products revenues, which increased $1.9 million due to the pass-through of increased plastic resin costs on many products in this category and from higher sales volume for certain contract-manufactured components. Higher revenues from safety and administration systems, due to increased demand for our proprietary drug-reconstitution products, and tooling sales accounted for the remainder of the year-over-year increase.

Net sales for the year-to-date 2010 period were $30.1 million, or 14.3%, higher than prior-year sales, net of an unfavorable foreign currency impact of $2.2 million. A significant portion of this increase came from sales of safety and administration systems which were $13.5 million higher than the prior year due to incremental sales from the acquired Eris™ safety syringe business and increased demand for our drug-reconstitution products. Sales of healthcare devices increased by $11.0 million due to strong customer demand for contract-manufactured components, and sales of consumer and personal care products increased $4.5 million due mostly to the impact of plastic resin price increases. The remaining sales increase of $3.3 million resulted from higher tooling sales relating to contract-manufacturing projects currently in development. Excluding the impact of incremental sales primarily from our third quarter 2009 Eris acquisition ($9.6 million) and foreign currency changes, sales for the nine months ended September 30, 2010 were $22.7 million, or 10.8%, higher than the corresponding prior-year amount.

The intersegment sales elimination in all periods presented represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems, which is required for the presentation of consolidated net sales.

GROSS PROFIT

The following table presents our gross profit by reportable segment and on a consolidated basis. The related gross margins are calculated as gross profit divided by net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems:
Gross Profit	$58.5	$59.2	$195.2	$178.5
Gross Margin	30.5%	31.2%	33.0%	32.1%
Delivery Systems:
Gross Profit	$16.2	$12.5	$44.9	$41.2
Gross Margin	20.0%	17.7%	18.7%	19.6%
Consolidated Gross Profit	$74.7	$71.7	$240.1	$219.7
Consolidated Gross Margin	27.5%	27.7%	29.0%	28.8%

Third quarter 2010 consolidated gross profit increased $3.0 million over the same quarter in 2009 despite $2.4 million of unfavorable foreign currency translation effects. Our consolidated gross margin remained relatively consistent with the prior year as the reduction in margin experienced by Packaging Systems was largely offset by the increased margin achieved by our Delivery Systems segment.

For the nine months ended September 30, 2010, consolidated gross profit was $20.4 million above that reported in the same period of 2009, net of $1.1 million of unfavorable foreign currency translation effects. Despite lower margins from our Delivery Systems segment, the overall gross margin percentage increased slightly as a result of a more profitable sales mix combined with cost efficiencies gained with higher plant throughput at our Americas and European plant locations.

Packaging Systems

The 2010 gross margin percentage for Packaging Systems decreased by 0.7 percentage points for the third quarter, but increased 0.9 percentage points for the year-to-date period versus the same 2009 periods. The main reason for the third quarter reduction was an increase in raw material costs experienced in Europe and Asia that outpaced selling price increases.

For the year-to-date period, improved production efficiencies more than offset year-over-year increases in labor costs, due to annual wage increases, depreciation expense and higher plant overhead. In addition, favorable sales mix contributed to the quarterly and year-to-date gross margins as our sales composition has improved on increased sales of our higher-value pharmaceutical packaging components.

Delivery Systems

Delivery Systems’ gross profit for both the three and nine months ended September 30, 2010 increased by $3.7 million. For the third quarter comparison, the gross margin increased by 2.3 percentage points driven by higher sales volume of our proprietary drug reconstitution products and higher demand for our contract-manufactured healthcare devices. For the year-to-date comparison, our gross margin as a percentage of sales declined by 0.9 percentage points as a result of lower average selling prices and the dilutive impact from our acquisitions. The acquisition of the Eris safety syringe business resulted in 0.8 percentage points of the year-over-year decline as sales of the Eris syringe are pursuant to a low-margin contract which was assumed in connection with the 2009 acquisition. Separately, the benefit of higher sales volumes and increased sales of proprietary products was offset by the impact of price reductions under a mature manufacturing services agreement.

RESEARCH AND DEVELOPMENT (“R&D”) COSTS

The following table presents R&D costs by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$2.3	$2.4	$7.1	$6.4
Delivery Systems	3.6	2.7	9.9	7.7
Consolidated R&D expense	$5.9	$5.1	$17.0	$14.1

Total R&D costs during the three month and year-to-date periods ended September 30, 2010 were $0.8 million and $2.9 million, respectively, higher than those incurred in the same 2009 periods as a result of increased development activities surrounding our high-value packaging, injection systems and ready-to-use components. Also contributing to the year-over-year increases for Delivery Systems was incremental R&D from our business acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) COSTS

The following table presents consolidated SG&A costs by reportable segment and details of unallocated corporate costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Packaging Systems	$26.6	$25.7	$79.3	$76.9
Delivery Systems	9.0	8.1	26.7	23.6
Corporate:
General corporate costs	5.4	3.9	16.9	13.2
Stock-based compensation expense	0.9	2.3	4.1	6.1
U.S. pension and other retirement benefits	3.0	4.3	10.2	12.5
Total Corporate	9.3	10.5	31.2	31.8
Consolidated SG&A	$44.9	$44.3	$137.2	$132.3
Consolidated SG&A as a % of net sales	16.5%	17.1%	16.6%	17.4%

Third quarter and year-to-date 2010 consolidated SG&A expenses were $0.6 million and $4.9 million, respectively, above those recorded in the same periods of 2009 but were lower as a percentage of consolidated net sales for each period presented. The majority of Packaging Systems’ increased SG&A for the three and nine months resulted from higher employee compensation costs and increased depreciation expense related to a second-half 2009 information systems implementation. Delivery Systems’ SG&A expense increased in the third quarter and year-to-date period ended September 30, 2010 due to higher sales commissions and higher compensation costs for staffing in support of the 2010 organizational realignment. The year-to-date period also reflected incremental SG&A from the Eris safety syringe business acquisition in the third quarter of 2009.

General corporate SG&A costs for the third quarter and year-to-date period of 2010 were $1.5 million and $3.7 million, respectively, higher than in the same 2009 periods. For both periods, the increase was split between higher professional services fees for various corporate departments and higher annual incentive compensation costs. Stock-based compensation costs for the third quarter of 2010 were significantly lower than the prior year due to adjustments to reduce the expected attainment of long-term incentive compensation shares and as a result of the impact from changes in our stock price on our deferred compensation liabilities which are indexed to our stock price. U.S. pension plan expense in the third quarter and year-to-date period of 2010 was lower than in the comparable prior-year periods due mostly to higher plan asset balances which resulted from improved 2009 investment returns.

RESTRUCTURING AND OTHER ITEMS

Other income and expense items, consisting of gains and losses on the sale of fixed assets, impairments of segment assets, foreign exchange transaction gains and losses, miscellaneous royalties and sundry transactions are generally recorded within the respective segment or corporate. Certain restructuring, impairments and other gains and losses considered not representative of ongoing operations by management are not allocated to our reportable segments and are excluded from corporate costs.

The following table presents our restructuring charges and other income and expense items for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Segments:
Packaging Systems	$0.2	$0.2	$2.0	$-
Delivery Systems	-	0.1	(0.2)	0.2
Corporate and other unallocated items:
Corporate	-	-	(0.1)	0.1
Restructuring and related charges	0.2	-	1.2	1.1
Acquisition-related contingencies	(1.8)	-	(1.8)	-
Brazil tax amnesty benefit	-	(3.9)	-	(3.9)
Consolidated restructuring and other items	$(1.4)	$(3.6)	$1.1	$(2.5)

The majority of Packaging Systems’ increase for the year-to-date period was attributable to foreign exchange transaction losses incurred by our European and Asia-Pacific subsidiaries on non-functional currency trade obligations. The year-to-date period also includes $0.6 million from the devaluation of the Bolivar announced by the Venezuelan government in January 2010. Subject to further devaluation of the currency, we do not anticipate any additional significant foreign exchange losses from our Venezuelan operations for the remainder of 2010.

Restructuring and related charges - During 2010, we incurred restructuring and related charges associated with the plan announced in the fourth quarter of 2009. Charges associated with this plan for the nine months ended September 30, 2010 totaled $1.2 million, comprised of employee severance ($0.4 million) and fixed asset relocation costs and other related charges ($0.8 million). For the third quarter of 2010, we incurred $0.2 million associated with this program. Refer to Note 3, Restructuring and Other Items, to the condensed consolidated financial statements for further discussion of the restructuring and related charges in each period. The year-to-date 2009 period included charges related to a restructuring plan initiated in late 2007 by our former Tech Group segment.

 Acquisition-related contingencies – In July 2009, we acquired the Eris safety syringe system and other intellectual property and business assets located in France. The purchase price included contingent consideration with an original fair value of $2.6 million which was recorded as a liability at the acquisition date. During the third quarter, we reduced the liability for contingent consideration by $1.8 million to reflect our assessment of fair value at September 30, 2010, as affected by a reduction in the probability of attaining certain milestones over the next four years.

Brazil tax amnesty benefit – In the third quarter of 2009, we enrolled in a tax amnesty program which provided for reduced penalties and interest on certain tax-related obligations. Refer to Note 3, Restructuring and Other Items, for a further discussion of this benefit.

OPERATING PROFIT

The following table presents operating profit by reportable segment, corporate and other unallocated items, and on a consolidated company basis:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Segments:
Packaging Systems	$29.4	$30.9	$106.8	$95.2
Delivery Systems	3.6	1.6	8.5	9.7
Corporate and other unallocated items:
Corporate	(9.3)	(10.5)	(31.1)	(31.9)
Other unallocated income	1.6	3.9	0.6	2.8
Consolidated operating profit	$25.3	$25.9	$84.8	$75.8

Consolidated operating profit for the third quarter of 2010 was lower as a result of the Brazil tax amnesty benefit recognized in the third quarter of 2009. Third quarter 2010 operating profit for the segments was driven by higher sales and gross profit from Delivery Systems. The reduction in corporate costs is described in the SG&A Costs section above. For the year-to-date period, 2010 consolidated operating profit increased by 11.9% as a result of higher sales and gross profit from our Packaging Systems segment, as discussed in the Gross Profit section above.

Items included in other unallocated income for each period are described in more detail in the Restructuring and Other Items section above.

INTEREST EXPENSE, NET

The following table presents our consolidated net interest expense by significant component:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Interest expense	$4.3	$4.6	$13.0	$13.5
Capitalized interest	(0.1)	(0.8)	(0.9)	(2.4)
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Interest expense, net	$4.1	$3.5	$11.8	$10.5

Consolidated interest expense, net for the current quarter and year-to-date period was higher than the respective prior-year periods due to less capitalized interest resulting from significantly lower levels of capital spending in 2010. Refer to the Cash Flows from Investing Activities section below for a year-over-year comparison of capital spending. We currently expect that, consistent with the year-to-date results, our full-year interest expense, net will continue to be higher than the comparable 2009 amount.

INCOME TAXES

Generally, year-over-year fluctuations in the effective tax rate are caused by changes within U.S. state and international taxes resulting from our geographic mix of earnings and the impact of discrete items which are required to be recognized in the respective interim reporting period. Our effective tax rate was 21.3% in the third quarter of 2010 versus a 26.5% effective tax rate for the same prior-year quarter. The effective tax rate for the current-year quarter was impacted favorably by $0.5 million in discrete tax benefits. These discrete tax benefits resulted from the expiration of open tax audit periods in various foreign tax jurisdictions, partially offset by revised estimates related to prior year’s tax provisions in income taxes and other discrete items. The effective tax rate for the prior-year quarter was unfavorably impacted by the recognition in earnings before taxes of certain penalties and interest associated with the Brazil tax amnesty program which were not deductible for income tax purposes.

For the nine months ended September 30, 2010, our effective tax rate was 23.6% compared with 22.3% in the same nine-month period last year. During the 2009 period, discrete items reduced our tax provision by $2.1 million, the majority of which related to the expiration of open tax periods in various tax jurisdictions and the completion of a tax audit which resulted in a reduction of liabilities for unrecognized tax benefits. Discrete tax items incurred during the first nine months of 2010 did not have a significant impact on our effective tax rate. The estimated annualized effective tax rate for 2010 is slightly higher than the prior year due to the December 31, 2009 expiration of the U.S. tax credit for certain R&D activities.

EQUITY IN AFFILIATES

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the three and nine months ended September 30, 2010 were higher by $0.3 million and $2.0 million, respectively, compared to the same periods in 2009 due primarily to increased gross profit reported by Daikyo on higher sales of their proprietary pharmaceutical packaging products.

NET INCOME

Third quarter 2010 net income was $17.8 million, or $0.51 per diluted share, which included income from acquisition-related contingencies of $1.6 million (net of $0.2 million in tax), restructuring and related charges of $0.2 million (net of $0.1 million in tax), and discrete income tax benefits of $0.5 million. Third quarter 2009 net income was $17.2 million, or $0.50 per diluted share, which included Brazil tax amnesty benefits of $1.7 million (net of $2.2 million in tax) and discrete income tax benefits of $0.4 million.

Net income for the nine months ended September 30, 2010 was $59.3 million, or $1.70 per diluted share, which included the income from acquisition-related contingencies of $1.6 million and restructuring and related charges of $0.8 million (net of $0.4 million in tax). Year-to-date 2009 net income was $52.3 million, or $1.53 per diluted share, which included the Brazil tax amnesty benefits of $1.7 million, restructuring and related charges of $0.7 million (net of $0.4 million in tax), and discrete income tax benefits of $2.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table and explanations provide cash flow data from continuing operations for the nine months ended September 30:

($ in millions)	2010	2009
Net cash provided by operating activities	$91.1	$85.1
Net cash used in investing activities	(55.4)	(91.8)
Net cash used in financing activities	(19.4)	(5.1)

Cash Flows from Operating Activities - Our year-to-date cash provided by operating activities increased $6.0 million compared to the prior-year period reflecting higher net earnings in 2010. The impact from the year-over-year increase in net income was partially offset by a larger increase in working capital balances when compared to the same 2009 period, the majority of which related to increases in inventory.

Cash Flows from Investing Activities – In 2010, cash flows used in investing activities were significantly lower than the prior year as a result of lower cash expenditures for acquisitions of businesses and capital expenditures when compared with the same nine-month period of 2009. Cash paid for businesses in 2009 included the Eris safety syringe acquisition, which was $13.2 million higher than cash paid for businesses acquired in 2010.

Year-to-date capital spending totaled $49.8 million in 2010, a $26.6 million decrease from the same prior-year period. Packaging Systems’ spending was $27.9 million, a decrease of $29.8 million over the nine months ended September 30, 2009 which was attributable to the third quarter 2009 completion of our new plastics plant in China, our European plants’ expansion project, and the implementation of new planning and manufacturing information systems in North America. 2010 capital spending for the Delivery Systems segment was $12.5 million, which was consistent with the level of spending in the prior-year period. The remainder of the change was attributable to increased corporate capital spending of $1.8 million for information technology systems and a change in the balance of accrued capital spending compared to the same period one year ago.

We anticipate full year 2010 capital spending will be between $80.0 million and $90.0 million versus the $104.9 million spent in 2009.

Cash Flows from Financing Activities – Cash used in financing activities for the nine months ended September 30, 2010 was $14.3 million higher than the same period of 2009, with the majority of this change resulting from the timing of borrowing activities. During 2010, we repaid $4.7 million from our revolving credit facilities net of borrowings from our new $225.0 million revolving credit agreement. Also, we paid $1.7 million of debt issuance costs to execute the new revolving credit agreement. During the same period of 2009, we borrowed $4.9 million from our former revolving facility. We paid cash dividends totaling $16.0 million ($0.48 per share) during the current year, compared to $14.8 million ($0.45 per share) in 2009. On October 4, 2010, we declared a cash dividend of $0.17 per share payable November 3, 2010 to stockholders of record at the close of business on October 20, 2010.

Liquidity Measures

The table below presents key liquidity measures as of the respective date:

($ in millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$97.1	$83.1

Working capital	$283.0	$226.1

Current ratio	2.8 to 1	2.3 to 1

Total debt	$370.7	$379.6

Net debt-to-total invested capital	30.2%	33.9%

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

Working capital at September 30, 2010 increased $56.9 million, or 25.2%, compared with the balance at December 31, 2009, reflecting increases in cash and cash equivalents of $14.0 million, inventories of $19.2 million, accounts receivable of $4.1 million, and a reduction in accounts payable of $12.1 million. The increased inventory balances were due to timing of raw material shipments from our key suppliers, increased inventory balances in the Europe and Asia-Pacific regions corresponding with higher orders on-hand at September 30, 2010 compared with year-end 2009, and increased plastic resin costs in our Delivery Systems segment. The majority of the decrease in accounts payable was the result of lower capital spending activity as of the end of our third quarter. As of September 30, 2010 and December 31, 2009, our accounts receivable days-sales-outstanding (“DSO”) ratio was relatively consistent at 47 days compared to 48 days, respectively, and our inventory turnover ratio was 5.6 compared to 6.1, respectively, which reflected the impact from higher inventory balances. Included in working capital at September 30, 2010 and December 31, 2009 was cash held in escrow representing judicial deposits for the government of Brazil related to various tax positions taken in prior years and the related tax liabilities. The escrow balance recorded in other current assets at September 30, 2010 was $12.4 million which will be used to settle our outstanding tax-related obligations in that country. As a result of the 2009 Brazil tax amnesty program, we estimate that $4.9 million in excess deposits will be returned to us during the next twelve months as the underlying tax cases are settled.

In June 2010, we entered into a four-year multi-currency revolving credit facility agreement, which replaced a prior revolving credit facility. The new credit agreement contains a $225.0 million committed credit facility and an accordion feature under which the credit facility may be increased to $275.0 million. The interest rate is variable determined by reference to LIBOR (currently 0.26%) plus a margin ranging from 1.75 to 2.75 percentage points determined by our leverage ratio. In June, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. As of September 30, 2010, we had $20.3 million outstanding under this new credit facility which was classified as long-term debt based upon our intent and ability to continue the loans beyond one year. The $8.9 million decrease in total debt compared with the December 31, 2009 balance resulted from foreign exchange rate fluctuations of $4.2 million and net repayments of $4.7 million.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the next twelve months will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $225.0 million multi-currency revolving credit facility, which we generally use for working capital requirements. As of September 30, 2010, we had available $202.6 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds.

Commitments and Contractual Obligations

As discussed in Note 8 to the condensed consolidated financial statements, we entered into a new revolving credit agreement which replaced a prior credit facility. Although the marginal interest rates of the new credit facility are higher, we do not expect this to result in a significant increase in future interest payments based on principal amounts outstanding at December 31, 2009 or currently. There were no significant changes to commitments and contractual obligations during the nine months ended September 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our annual report on Form 10-K for the year ended December 31, 2009.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the nine months ended September 30, 2010, and the impact, if any, on our financial position or results of operations, see Note 15, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time-to-time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, market position and expenditures.  All statements that address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results — are forward-looking statements.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see the risk factors disclosed in Item 1A of our 2009 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

•	sales demand and our ability to meet that demand;

•	competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•	customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•	the timing, regulatory approval and commercial success of customer products that incorporate our products;

•	average profitability, or mix, of products sold in any reporting period;

•	maintaining or improving production efficiencies and overhead absorption;

•	dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate Daikyo Seiko, Ltd.;

•
the availability and cost of skilled employees required to meet increased production, managerial, research and other needs, including professional employees and persons employed under collective bargaining agreements;

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	raw material price escalation, particularly petroleum-based raw materials, and our ability to pass raw material cost increases on to customers through price increases;

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen; and

•	the potential adverse effects of recently-enacted U.S. healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. Except as required by applicable laws or regulations, West does not intend to update any forward-looking statements.

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

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2010 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2010	-	$-	-	-
August 1 – 31, 2010	478	35.24	-	-
September 1 – 30, 2010	-	-	-	-
Total	478	$35.24	-	-

(1)      Includes 478 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

November 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1
Credit Agreement, dated as of June 4, 2010, among West, certain of its subsidiaries, the lenders party thereto from time to time, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Citizens Bank of Pennsylvania, as Documentation Agent, and PNC Capital Markets, LLC, as Lead Arranger, incorporated by reference from our Form 8-K dated June 10, 2010.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F - 1