Form 10-K
period 2010-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2011-02-28
CIK 105770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1,213,616,750 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2011, there were 33,346,217 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2011	Part III

PART I

ITEM 1.  BUSINESS.

General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as delivery system components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., either directly or indirectly through its subsidiaries unless noted otherwise. Teflon® is a registered trademark of E.I. DuPont de Nemours and Company. Crystal Zenith® is a registered trademark of Daikyo Seiko, Ltd.

Acquisitions

In July 2010, we acquired 100% of the outstanding shares of La Model Ltd., a developer of an electronic patch injector system using pre-filled cartridge technology.

In July 2009, we acquired the éris™ safety syringe system and other intellectual property and business assets from Plastef Investissements SA, a developer and manufacturer of safety systems.

For additional details regarding these acquisitions, see Note 2, Acquisitions, to our consolidated financial statements.

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

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2010 fiscal year.  Our 2011 Proxy Statement will be available on our website on or about March 31, 2011, under the caption Investors — Proxy Materials.

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

Business Segments

Effective January 1, 2010, our business operations were reorganized into two new divisions, Pharmaceutical Packaging Systems (“Packaging Systems”) and Pharmaceutical Delivery Systems (“Delivery Systems”), in order to better align our business units with the underlying markets and customers they serve. All historical periods have been restated for the changes to our segment reporting structure. Comparative segment revenues and related financial information for 2010, 2009 and 2008 are presented in a table contained in Note 5, Segment Information, to our consolidated financial statements and are discussed within Results of Operations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this 2010 Form 10-K.

Packaging Systems Segment

Our Packaging Systems segment designs, manufactures and sells a variety of packaging components and systems used in injectable drug delivery for the pharmaceutical and biopharmaceutical industries.  The growth strategy for Packaging Systems includes organic growth through market segmentation, new-product innovation, strategic acquisitions and geographic expansion. The primary components we manufacture are subject to regulatory oversight within our customers’ manufacturing facilities.  We have manufacturing facilities in North and South America, Europe and Asia, with affiliated companies in Mexico and Japan.  See Item 2, Properties, for additional information on our manufacturing and other sites.

Our Packaging Systems segment consists of three operating segments — Americas, Europe and Asia Pacific — which are aggregated for reporting purposes.

The Packaging Systems business is composed of the following product lines:

Pharmaceutical packaging

•	Elastomeric stoppers and discs, which serve as primary closures for pharmaceutical vials.

•	Secondary closures for pharmaceutical vials called Flip-Off® seals, consisting of an aluminum seal and a removable plastic button that is removed to permit needle access to the vial contents.

•	Elastomeric plungers, needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pen delivery systems.

•	Pharmaceutical containers, closures and dispensers, including the West Ready Pack™ system.

•	Enhanced component processing: NovaPure™, Envision™, VeriSure™, Westar® RS (ready-to-sterilize) and Westar® RU (ready-to-use).

Disposable medical components

•	Elastomeric components for blood collection systems, as well as flashback bulbs and sleeve stoppers for intravenous dispensing systems.

•	Elastomer and co-molded elastomer/plastic components for infusion and intravenous systems.

•	Non-filled syringe components.

•	Dropper bulbs for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

Laboratory and other services

•	Extractables and leachables testing, package/container testing, method development/validation, stability testing, process development and problem resolution.

Sales of pharmaceutical packaging components represented approximately 60%, 60% and 59% of consolidated net sales for 2010, 2009 and 2008, respectively. Disposable medical components sales, as a percent of consolidated net sales, were 9%, 10% and 10% for 2010, 2009 and 2008, respectively.

Our tamper-evident Flip-Off seals are sold in a wide range of sizes and colors to meet customers’ needs for product identification and differentiation. The seals can be provided using proprietary printing and embossing technology for multiple layers of protection, such as point-of-use instructions, item-level information such as vial contents, drug dosage and strength, and cautionary statements that can serve as counterfeiting deterrence.

Elastomeric components are offered in a variety of standard and customer-specific configurations and formulations and are available with advanced barrier films and coatings to enhance their performance. West FluroTec® coating is a film that is applied using a patented molding process to reduce the risk of product loss by contamination, enhance seal integrity and protect the shelf life of packaged drugs. We also apply a Teflon® coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-Coating is a coating applied to the surface of stoppers and plungers using a patented process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-Coating technologies are licensed from our Japanese partner, Daikyo Seiko, Ltd.

The West Ready Pack system is a one-source solution ideal for pharmaceutical research and development and clinical work. Each system comes with West stoppers, Flip-Off seals and vials conveniently packaged in small volumes. Because the components are delivered ready-to-use, component preparation is eliminated from our customers’ processing, saving them time and money.

West’s Envision components (plungers and stoppers) are inspected by an automated vision inspection system to ensure they meet enhanced quality specifications for visible and subvisible particulate and contamination.

Our VeriSure components are an example of how laboratory services can be combined with a product offering. These components allow pharmaceutical and biopharmaceutical companies to navigate the complex task of extractables identification and the related analysis for qualifying a drug product’s container/closure system more efficiently. The customer receives a Certificate of Analysis with each shipment of components. Also, with a known extractables profile, customers are able to begin the design of leachables studies on a quicker basis.

In addition, our post-manufacturing processes, Westar RS and Westar RU, are documented and fully validated procedures for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins. Westar RS prepares components for introduction into the customer’s sterilizer and Westar RU provides sterilized components. The Westar processes increase the overall efficiency of injectable drug production by outsourcing component processing, thereby eliminating steps otherwise required in each of our customers’ manufacturing processes, and help to assure compliance with the latest regulatory requirements for component preparation.

As an adjunct to our Packaging Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug-packaging components and their compatibility with the contained drug formulation. West Analytical Services provides us and our customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for complete drug delivery systems.

Delivery Systems Segment

Our Delivery Systems segment provides innovative solutions for injectable drug delivery to major pharmaceutical and biotech customers. This segment combines global contract manufacturing solution capabilities with various proprietary technologies, such as Daikyo Crystal Zenith® (“CZ”), ConfiDose® and NovaGuard™, which are discussed below in further detail. As part of its innovation initiative, the Delivery Systems segment has acquired various companies and technologies since 2005 including the Tech Group (Custom contract manufacturing); Medimop and La Model Ltd. (Administration systems); and ConfiDose and éris (Advanced injection systems).

We intend to pursue growth in Delivery Systems through the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications. This segment has manufacturing operations in North America and Europe. See Item 2, Properties, for additional information on our manufacturing and other sites.

Our Delivery Systems segment consists of two operating segments — Americas and International — which are aggregated for reporting purposes.

The Delivery Systems business is composed of the following product lines:

Healthcare devices

•	Daikyo CZ ready-to-use prefilled syringe system, including luer lock and insert needle options.

•	Daikyo CZ sterile vials, in a range of sizes, as well as storage containers for bulk drug product and custom drug containers.

•	Contract manufacturing and assembly of injection molded components and devices for surgical, ophthalmic, diagnostic and drug delivery systems.

Administration systems

•	Sterile devices for the reconstitution, transfer and administration of drug products, including patented products such as the Mixject™, Mix2Vial™ and vial adapters.

•	Electronic patch injector system, designed for subcutaneous delivery of higher volumes of biologic drugs.

Advanced injection systems

•	NovaGuard passive safety needle system.

•	ConfiDose disposable auto-injector system.

•	The éris safety system for prefilled syringes.

Consumer products

•
Contract manufacturing of various personal care and consumer products, including infant nurser assemblies, closures for beverage containers, child-resistant and tamper-evident closures and dispensers, etc.

The Delivery Systems segment also has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies.  Technologies include multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly.

Sales of healthcare devices represented approximately 16% of consolidated net sales for 2010, 2009 and 2008. Personal and consumer product sales, as a percent of consolidated net sales, were 6%, 5% and 7% for 2010, 2009 and 2008, respectively.

Products recently brought to market are the Daikyo CZ 1ml long Insert Needle syringe and the ConfiDose auto-injector systems. In addition, the recently acquired Electronic Patch Injector system was introduced during 2010 and is under evaluation by many biopharmaceutical companies. The Daikyo CZ 1ml long Insert Needle syringe system is the market’s first syringe system without silicone oil lubrication and incorporating an insert-molded needle to avoid the need for adhesive. The luer lock version of the Daikyo CZ syringe system was introduced previously, along with several sizes of sterile vials. Additional sizes of vials continue to be introduced. CZ technology is licensed from Daikyo Seiko, Ltd. Our ConfiDose auto-injector system enhances patient compliance and safety. With ConfiDose, the needle remains shielded at all times and retracts automatically after the injection. The system eliminates preparation steps and automates the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home.

Restructuring Initiatives

In December 2010, our Board of Directors approved a plan to reduce our cost structure and improve operating efficiency by consolidating certain operations and eliminating a limited number of operational and administrative positions. This plan affects employees and manufacturing facilities within both of our reporting segments and involves the closure of a plant in Montgomery, Pennsylvania, and a reduction in operations at a manufacturing facility in St. Austell, England. We expect to incur approximately $19.0 million to $21.0 million in restructuring charges through the end of 2012 as the work at those plants is moved to other facilities. Restructuring activities will also result in the elimination of approximately 50 administrative, engineering and other operating positions at additional locations. A total of approximately 367 positions will be eliminated as part of this plan. During 2010, we incurred actual charges of $14.5 million as part of this plan, consisting of $10.1 million in severance and employee benefits and $4.4 million in asset impairment charges.

In November 2009, we announced restructuring plans for certain business operations and support functions affecting both of our reporting segments. The Packaging Systems plan involved exiting certain specialized laboratory service offerings due to a change in market demand, reducing support personnel primarily associated with information technology applications and discontinuing other non-core initiatives and disposing of the associated assets. The Delivery Systems plan was intended to better align our available production capacity with expected levels of contract manufacturing activity by consolidating manufacturing operations and support functions. Total charges incurred during 2009 and 2010 as part of this program were $9.0 million, which consisted of $3.4 million in employee severance benefits and asset relocation costs, and $5.6 million in asset impairment and disposal charges, primarily related to removing certain laboratory equipment and plant assets from service.

For additional details regarding these programs, see Note 3, Restructuring and Other Items, to our consolidated financial statements.

International

We have significant operations outside of the United States (“U.S.”).  They are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems.  Sales outside of the U.S. account for approximately 52% of consolidated net sales. For a geographic breakdown of sales, see the table in Note 5, Segment Information, to the consolidated financial statements.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks.  These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations.  See the discussion under the caption Summary of Significant Accounting Policies - Foreign Currency Translation in Note 1 to our consolidated financial statements. We also have exposure to the impact of changes in currency exchange rates on assets and liabilities that are not denominated in the functional currency of the respective subsidiary. We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt.  This hedging activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies – Financial Instruments and in Note 12, Derivative Financial Instruments, to our consolidated financial statements.

Raw Materials

We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers.

We employ a supply-chain management strategy in our business segments, which involves purchasing from integrated suppliers that control their own sources of supply. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. This strategy increases the risk that our supply chain may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production, and therefore we foresee no significant availability problems in the near future.

Intellectual Property Rights

Patents and other proprietary rights are important to our business. We own or license numerous patents and have patent applications pending in the U.S. and in other countries that relate to various aspects of our products. In addition, key value-added and proprietary products and processes are licensed from Daikyo Seiko, Ltd. Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future as we continue to develop proprietary products. Although important in the aggregate, we do not consider our business to be materially dependent on any individual patent or license.

We also rely heavily on trade secrets, manufacturing know-how and continuing technological innovations, as well as in-licensing opportunities, to maintain and further develop our competitive position, particularly in the area of formulation development and tooling design.

Seasonality

Although our Packaging Systems business is not inherently seasonal, sales and operating profit in the second half of the year are typically lower than the first half primarily due to scheduled plant shutdowns in conjunction with our customers’ production schedules and the year-end impact of holidays on production.

Working Capital

We are required to carry significant amounts of inventory to meet customer requirements. In addition, some of our supply agreements require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption. Levels of inventory are also influenced by the seasonal patterns addressed above. For a more detailed discussion of working capital, please see the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.

Marketing

Our Packaging Systems customers include practically every major branded pharmaceutical, generic and biopharmaceutical company in the world. Packaging Systems components and other products are sold to major pharmaceutical, biotechnology and hospital supply/medical device companies, which incorporate them into their products for distribution to the ultimate end-user.

Our Delivery Systems segment sells to many of the world’s largest pharmaceutical, biopharmaceutical and medical device companies and to large customers within the personal care and food-and-beverage industries. Delivery Systems components generally are incorporated into our customers’ manufacturing lines for further processing or assembly.

West’s products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.

Our ten largest customers accounted for 41.7% of our consolidated net sales in 2010, but none of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2010, our order backlog was $250.6 million, all of which is expected to be filled during 2011. The order backlog was $238.7 million at the end of 2009. The increase is primarily due to the timing of shipments, as some of our customers focused on reducing their year-end working capital, and strengthening demand for our advanced packaging products. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers. Products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies across our Packaging Systems product lines. However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and have a significant share of the European market for these components. Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their operations.

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

Our Delivery Systems business competes in very competitive markets for both healthcare and consumer products. The competition varies from smaller regional companies to large global molders that command significant market shares. There are extreme cost pressures and many of our customers look off-shore to reduce cost. We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot molding and expertise with multiple-piece closure systems.

Because of the more demanding regulatory requirements in the medical device component area, there are a smaller number of competitors, mostly large-scale companies. We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract manufacturing capabilities and knowledge of and experience in complying with FDA requirements. With our range of proprietary technologies, we compete with new and established companies in the area of drug delivery devices, including suppliers of prefillable syringes, auto-injectors, safety needles and other proprietary systems.

Research and Development Activities

We maintain our own research-scale production facilities and laboratories for developing new products, and offer contract engineering design and development services to assist customers with new product development. Our quality control, regulatory and laboratory testing capabilities are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components. The engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. We continue to seek new innovative opportunities for acquisition, licensing, partnering or development within injectable packaging and delivery systems, most of which will be manufactured and marketed by our Delivery Systems segment. Research and development spending will continue to increase as we pursue innovative strategic platforms in prefillable syringe, injectable container, advanced injection and safety and administration systems.

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

We spent $9.8 million in 2010, $9.0 million in 2009 and $8.6 million in 2008 on research and development for the Packaging Systems segment. Delivery Systems incurred research and development expenses of $14.1 million, $10.9 million, and $10.1 million in the years 2010, 2009 and 2008, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations. There were no material capital expenditures for environmental control facilities in 2010 and there are no material expenditures planned for such purposes for 2011.

Employees

As of December 31, 2010, we employed approximately 6,600 people in our operations throughout the world.

ITEM 1A.  RISK FACTORS.

The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2010 Form 10-K contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.

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

Unless required by applicable securities law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We also refer you to further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and 8-K reports to the Securities and Exchange Commission.

Our operating results may be adversely affected by unfavorable economic and market conditions.

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth in the U.S. and Europe, may negatively affect our operating results. Examples of the effects of these continuing global economic challenges include: our suppliers’ and our customers’ inability to access the credit markets at commercially reasonable rates; reduction in sales due to customers decreasing their inventories in the near-term or long-term or due to liquidity difficulties; reduction in sales due to shortages of materials we purchase from our suppliers; reduction in research and development efforts and expenditures by our customers; our inability to hedge our currency and raw material risks sufficiently or at commercially reasonable prices; insolvency of suppliers or customers; inflationary pressures on our supplies or our products; and increased expenses due to growing taxation of corporate profits or revenues. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the U.S. or Europe weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

Our sales and profitability are largely dependent on the sale of drug products delivered by injection and the packaging of drug products. If the products developed by our customers in the future use another delivery system, our sales and profitability could suffer.

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

Consolidation in the pharmaceutical and healthcare industries could adversely affect our future revenues and operating income.

The pharmaceutical and medical technology industries have experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has placed pricing pressure on suppliers. Further consolidation within the industries we serve could exert additional pressure on the prices of our products.

We are subject to regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the U.S., Europe and other countries, including the FDA and the European Medicines Agency. Complying with governmental regulation can be costly and can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Failure to comply with applicable regulatory requirements or failure to obtain regulatory approval for a new product could result in expenses and actions that could adversely affect our business and financial performance.

Changes in the regulation of drug products and devices may adversely affect our business.

An effect of the governmental regulation of our customers’ drug products, devices, and manufacturing processes is that compliance with regulations makes it costly and time-consuming for customers to substitute or replace components and devices produced by one supplier with those from another. The regulation of our customers’ products that incorporate our components and devices has increased over time. If the applicable regulations were to be modified in a way that reduced the cost and time involved for customers to substitute one supplier’s components or devices for those made by another, it is likely that the competitive pressure would increase and adversely affect our sales and profitability.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our patents, trademarks and other intellectual property are important to our business. We rely on patents, trademark, copyright, trade secret, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and process. We also have obligations with respect to the non-use and non-disclosure of third party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others.  Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations. In addition, we may not prevent competitors from independently developing products and services similar to or duplicative to ours.

Disruption in our manufacturing facilities could materially adversely affect our ability to make and sell products and have a negative impact on our reputation, performance or financial condition.

We have manufacturing sites all over the world.  In addition, in some instances, the manufacturing of certain product lines is concentrated in one or more of our plants.  The functioning of our manufacturing and distribution assets and systems could be disrupted for reasons either within or beyond our control, including: extremes of weather or longer-term climatic changes; natural disasters; war; accidental damage; disruption to the supply of material or services; product quality and safety issues; systems failure; workforce actions; or environmental contamination. There is a risk that incident management systems in place may prove inadequate and that any disruption may materially adversely affect our ability to make and sell products and therefore materially adversely affect our reputation, performance or financial condition.

The medical technology industry is very competitive and new products may replace our products or cause a reduction in demand.

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render some of our products or proposed products obsolete or less competitive.

Risks associated with foreign operations, including changes in import/export duties, political or economic climates, or exchange rates may adversely affect our business.

We conduct business in most of the major pharmaceutical markets in the world. Virtually all of the international sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant fluctuations in the amount of those sales or earnings. The main currencies, to which we are exposed, besides the U.S. dollar, are the Euro, British Pound, Danish Krone and Singapore Dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity’s local currency.

Our international operations are also exposed to the following risks: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the U.S. could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process could adversely impact our operations.

We employ a supply chain management strategy in our reporting segments, which involves purchasing from integrated suppliers that control their own sources of supply. This strategy has reduced the number of raw material suppliers we have used in recent years. This increases the risk that our supply lines may be interrupted in the event of a supplier production problem or financial difficulties. If one of our suppliers is unable to supply materials needed for our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the process of qualifying new replacement materials for some programs in time to meet future production needs. Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our operating results, financial condition or cash flows.

Raw material and energy prices have a significant impact on our profitability. If raw material and/or energy prices increase, and we cannot pass those price increases on to our customers, our profitability and financial condition may suffer.

We use three basic raw materials in the manufacture of our products: elastomers (which include synthetic and natural material), aluminum and plastic. In addition, our manufacturing facilities consume a wide variety of energy products to fuel, heat and cool our operations. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials and utility costs. If we are unable to pass along increased raw material prices and energy costs to our customers, our profitability, and thus our financial condition, may be adversely affected. The prices of many of these raw materials and utilities are cyclical and volatile. For example, the prices of certain commodities, particularly petroleum-based raw materials, have in the recent past exhibited rapid changes, affecting the cost of synthetic elastomers and plastic. While we generally attempt to pass along increased costs to our customers in the form of sales price increases, historically there has been a time delay between raw material and/or energy price increases and our ability to increase the prices of our products. In some circumstances, we may not be able to increase the prices of our products due to competitive pressure and other factors.

We may not be successful in our future acquisition or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors including our ability to obtain financing on acceptable terms, and to comply with the restrictions contained in our debt agreements. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so timely could disrupt the operations of the unit affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

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

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our customers’ products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of West’s products is uncertain at this time.  Our sales depend, in part, on the extent to which pharmaceutical companies and healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the United States (as part of the PPACA) or abroad (for example, those under consideration in France, Germany, Italy and the United Kingdom) could significantly reduce reimbursement for our customers products, which could in turn reduce the demand for our products. Management continues to evaluate the PPACA and will review regulations to determine the impact on us.

No assurance can be given that we will continue to pay or declare dividends.

We have historically paid dividends. However, there can be no assurance that we will pay or declare dividends in the future. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants and financial performance and position, among other things. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position; inability to declare a dividend in compliance with applicable laws or debt covenants; an increase in our cash needs or decrease in available cash; and the business judgment of the Board of Directors that a declaration of a dividend is not in the Company’s best interests.

Our results of operations and earnings may not meet guidance or expectations.

We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this 2010 Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

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

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems	Contract Analytical Laboratory:
Manufacturing:	North American Operations
North American Operations	United States
United States	Lionville, PA (2)
Clearwater, FL (1)
Jersey Shore, PA	Mold-and-Die Tool Shops:
Kearney, NE	North American Operations
Kinston, NC	United States
Lititz, PA	Upper Darby, PA (2)
St. Petersburg, FL (1)
European Operations
South American Operations	England
Brazil	Bodmin (2)
Sao Paulo
Delivery Systems
European Operations	Manufacturing:
Denmark	North American Operations
Horsens	United States
Frankfort, IN (2)
England	Grand Rapids, MI
St. Austell	Montgomery, PA (2)
Phoenix, AZ (2)
France	Scottsdale, AZ (2)(3)
Le Nouvion	Tempe, AZ (2)
Williamsport, PA
Germany
Eschweiler (1)	Puerto Rico
Stolberg	Cayey

Serbia	European Operations
Kovin	France
Le Vaudreuil (2)
Asia Pacific Operations
China	Ireland
Qingpu	Dublin (2)

Singapore	Mold-and-Die Tool Shop:
Jurong	European Operations
Denmark
Roskilde (2)

(1)	This manufacturing facility is also used for research and development activities.
(2)	This facility is leased in whole or in part.
(3)	This manufacturing facility is also used for mold and die production.

Our Delivery Systems segment leases facilities located in Israel and Athens, Texas used for research and development, as well as other activities. Sales offices in various locations are leased under short-term arrangements.

During the last few years, we have made significant strides in increasing our plant capacity in Germany, Serbia, France, Singapore and the U.S. As part of our effort to increase manufacturing capacity, we continue to move forward in establishing a manufacturing presence in the Peoples Republic of China. During 2009, we completed construction of our China plastic components facility and started commercial production. We continue to evaluate opportunities for constructing rubber manufacturing facilities in China and India.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  [REMOVED AND RESERVED].

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Executive officers are elected by the board of directors annually at the regular meeting of the board of directors following the Annual Meeting of Shareholders.

Name	Age	Position
Joseph E. Abbott	58	Vice President since March 2002 and Corporate Controller since July 2000. He was Director of Internal Audit from June 1997 to July 2000.
Michael A. Anderson	55
Vice President and Treasurer since June 2001.  He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	51
President, Pharmaceutical Packaging Systems Asia Pacific Region since January 3, 2011. Previously, he served as Vice President and Commercial Director-Bone and Rheumatology for Roche Products (UK) Limited, a biotech company, from October 2008 to August 2010. From January 2007 to October 2008, he served as Vice President and Global Head of Business Development for Hoffman LaRoche Inc. (U.S.) and from June 2003 to December 2006, he served as President and General Manager of Roche Inc. in the Philippines. Prior thereto, he held numerous positions in commercial operations for Roche Products Pty Ltd. in Australia.

William J. Federici	51
Vice President and Chief Financial Officer since joining the Company in August 2003.  He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and prior thereto, an audit partner with Arthur Andersen, LLP.

John R. Gailey III	56	Vice President since December 1995, General Counsel since May 1994 and Secretary since December 1991. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Jeffrey C. Hunt	52
President, Pharmaceutical Packaging Systems since January 3, 2011. Previously, he served as Vice President, Strategic Planning and Business Development from July 2010 to January 2011.  From August 2006 to July 2009, he served as President of the Patient Care and Safety Products Global Business Unit for Covidien. From August 2004 to August 2006, he was Vice President and General Manager of the SharpSafety Division of Tyco Healthcare/Kendall, Vice President of Marketing from June 2003 to August 2004 and Marketing Director from March 1998 to June 2003.

Heino Lennartz	45
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

Richard D. Luzzi	59
Vice President, Human Resources since June 2002.  He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Donald A. McMillan	52
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

Donald E. Morel, Jr., Ph.D.	53
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002.  He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002.  He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John Paproski	54
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “WST.” The high and low prices for our common stock as reported by the NYSE for the periods indicated were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2010	43.29	35.07	44.84	36.16	37.04	32.74	42.59	33.35	44.84	32.74
2009	38.50	27.85	35.19	31.28	41.22	31.65	41.77	36.65	41.77	27.85

As of January 31, 2011, we had 1,126 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.15 per share in each of the first three quarters of 2009; $0.16 per share in the fourth quarter of 2009 and each of the first three quarters of 2010; and $0.17 per share in the fourth quarter of 2010.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2010 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2010	-	$-	-	-
November 1 – 30, 2010	510	37.44	-	-
December 1 – 31, 2010	-	-	-	-
Total	510	$37.44	-	-

(1)      Includes 510 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2010. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2005 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Net sales	$1,104.7	$1,055.7	$1,051.1	$1,020.1	$913.3
Operating profit	90.7	97.5	124.1	94.9	101.0
Income from continuing operations	65.3	72.6	86.6	71.7	61.8
(Loss) income from discontinued operations	-	-	-	(0.5)	5.6
Net income	65.3	72.6	86.6	71.2	67.4
Less: net income attributable to noncontrolling interests	-	-	0.6	0.5	0.3
Net income attributable to common shareholders	$65.3	$72.6	$86.0	$70.7	$67.1
Income per share attributable to common shareholders from continuing operations:
Basic (1)	$1.96	$2.21	$2.65	$2.18	$1.91
Diluted (2)	1.89	2.12	2.50	2.06	1.83
(Loss) income per share attributable to common shareholders from discontinued operations:
Basic (1)	-	-	-	(.02)	.18
Diluted (2)	-	-	-	(.01)	.17
Weighted average common shares outstanding	33.3	32.8	32.4	32.7	32.2
Weighted average shares assuming dilution	36.7	36.3	36.1	36.2	33.6
Dividends declared per common share	$0.66	$0.62	$0.58	$0.54	$0.50
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$110.2	$83.1	$87.2	$108.4	$47.1
Working capital	266.9	226.1	207.1	229.4	124.8
Total assets	1,294.3	1,271.0	1,168.7	1,185.6	918.2
Total invested capital:
Total debt	358.4	379.6	386.0	395.1	236.3
Total equity	625.7	579.1	487.1	490.9	419.3
Total invested capital	$984.1	$958.7	$873.1	$886.0	$655.6
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	28.8%	28.8%	28.8%	28.6%	29.0%
Operating profitability (b)	8.2%	9.2%	11.8%	9.3%	11.1%
Effective tax rate	18.3%	16.2%	21.6%	19.9%	29.1%
Return on invested capital (c)	7.6%	8.9%	11.1%	9.9%	11.2%
Net debt-to-total invested capital (d)	28.4%	33.9%	38.0%	36.9%	31.1%
Research and development expenses	$23.9	$19.9	$18.7	$16.1	$11.1
Operating cash flow	138.3	137.7	135.0	129.2	139.4
Stock price range	$44.84-32.74	$41.77-27.85	$52.00-29.52	$54.83-35.20	$52.77-24.83

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

Factors affecting the comparability of the information reflected in the selected financial data:

▪
Income from continuing operations in 2010 included the impact of restructuring charges and asset impairments of $10.2 million ($15.9 million pre-tax), income from the reduction of acquisition-related contingencies of $1.6 million ($1.8 million pre-tax) and the recognition of income tax benefits totaling $1.1 million, the majority of which resulted from the reversal of liabilities for unrecognized tax benefits.

▪
2009 income from continuing operations includes the impact of restructuring charges and asset impairments of $6.3 million ($9.5 million pre-tax) and the recognition of discrete tax benefits totaling $6.1 million.

▪
Income from continuing operations in 2008 includes a net gain on contract settlement proceeds of $2.7 million ($4.2 million pre-tax), restructuring and related charges of $1.9 million ($3.0 million pre-tax) and discrete income tax benefits of $3.5 million.

▪	On December 29, 2008, we purchased the remaining 10% interest in our Medimop subsidiary for $8.5 million, which resulted in a $5.4 million reduction to the noncontrolling interest balance.

▪
2007 income from continuing operations includes the impact of restructuring charges at our former Tech Group segment, an impairment loss on our Nektar customer contract intangible asset and our provisions for Brazilian tax issues, totaling a charge of $19.4 million ($26.4 million pre-tax). Our 2007 results also include the recognition of discrete tax benefits totaling $8.2 million.

▪
During 2007, we issued $161.5 million of convertible junior subordinated debentures carrying a 4% coupon rate and due on March 15, 2047, resulting in net cash proceeds of $156.3 million, after payment of underwriting and other costs of $5.2 million.

▪	2006 income from continuing operations included a $4.1 million loss on extinguishment of debt ($5.9 million pre-tax) and a gain on a tax refund of $0.6 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and the accompanying footnotes included in Part II, Item 8 of this Annual Report on Form 10-K. Throughout this section, references to “Notes” refer to the footnotes to our consolidated financial statements.

OVERVIEW

Effective January 1, 2010, our business operations were reorganized into two new divisions in order to further align our business units with the underlying markets and customers they serve. All historical periods have been restated for the changes to our segment reporting structure. We manage and operate our business through the following two segments - Pharmaceutical Packaging Systems (“Packaging Systems”) and Pharmaceutical Delivery Systems (“Delivery Systems”). Packaging Systems manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems provides safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications. West has also formed global partnerships to share technologies and market products with affiliates in Japan and Mexico.

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the U.S. in currencies other than the U.S. dollar, including 42% in Europe and 10% collectively in South America, Asia and other regions. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. During 2010, on average, the U.S. dollar appreciated almost 5% against the Euro and was mixed against other key currencies, resulting in lower reported revenues and operating profit of $13.7 million and $2.5 million, respectively, versus the prior year.

2010 Financial Performance Highlights

•	Net sales were $1,104.7 million, 4.6% higher than the prior year’s sales. Excluding impacts from changes in foreign currency exchange rates, net sales increased $62.7 million, or 5.9%.
•	Gross profit increased to $318.1 million, 4.8% higher than 2009, and our gross margin percentage remained unchanged at 28.8%.
•
Segment operating profit was $149.0 million, slightly higher than the amount earned in 2009. Including corporate costs and other unallocated charges, reported operating profit for 2010 was $90.7 million compared with $97.5 million in the prior year.

•	Net income from continuing operations for 2010 was $65.3 million, or $1.89 per diluted share compared to $72.6 million, or $2.12 per diluted share, in the prior year.
•	Our financial position remains very strong, with net cash flow from operations totaling $138.3 million in 2010, slightly higher than the prior year.
•	Our Board of Directors approved an increase in the quarterly cash dividend from $0.16 to $0.17 per share which began with the fourth-quarter 2010 dividend.

We achieved higher sales and gross profit in 2010 when compared to the prior year, driven by improved performance of our Delivery Systems segment and sustained by higher Packaging Systems sales, despite downward pressure from foreign currency exchange rates and the 2009 surge in H1N1 vaccination-related sales. During 2009, we experienced unusually high demand as a result of the H1N1 vaccination effort that resulted in non-recurring sales of $22.0 million in the second half of that year. We were able to replace those vaccine sales and grow revenue in 2010 with an improved sales mix and increased demand for other products.

Year-over-year sales increases were generated in all of our major geographic regions. Total sales originating in the U.S. were $528.2 million, up 5.0% from the prior year, reflecting higher domestic demand for pharmaceutical packaging components and increased contract-manufacturing activity. Revenues generated outside of the U.S. were $576.5 million, an increase of 4.3% which reflected higher pharmaceutical packaging demand in South America and continued growth in the Asia-Pacific region.

Consolidated gross profit improved over the prior year as a result of increased demand, an improved sales mix and due to the benefits from cost-reduction efforts within both segments. In addition, increased production levels contributed to improved manufacturing efficiency. Segment operating profit for 2010 was slightly higher than the prior year despite higher R&D spending on our key development projects and increased SG&A in support of our newly reorganized business structure. Overall, our pricing management, favorable sales mix and manufacturing cost reduction initiatives resulted in gross profit improvement that outweighed the increased general and administrative costs during 2010. Reported operating profit and net income for the current year were lower than 2009 primarily due to higher severance and asset impairment charges resulting from our fourth quarter 2010 restructuring program. Our financial condition remains strong with increased cash flow from operations and a significant year-over-year reduction in net debt.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency by consolidating certain operations and eliminating certain redundant positions. The plan involves the 2011 closure of one manufacturing plant in the U.S. and a longer-term reduction in operations at another manufacturing facility in the U.K. These restructuring activities will also result in the elimination of certain administrative, engineering and operating positions at various other locations. We expect to incur approximately $19.0 million to $21.0 million in total restructuring and related charges through the end of 2012, which consists of $14.0 million to $15.0 million in cash expenditures for severance and costs associated with the plant closure and relocation of certain assets, and $5.0 million to $6.0 million in asset impairment and disposal charges. The plan is expected to generate savings of approximately $6.0 million in 2011, increasing to $12.0 million annually when fully implemented beginning in 2013. During 2010, we incurred actual charges of $14.5 million consisting of $10.1 million in severance and employee benefits and $4.4 million in asset impairment charges.

In November 2009, we announced restructuring plans to exit certain specialized laboratory service offerings due to a change in market demand, reduce support personnel primarily associated with information technology applications, and consolidate contract manufacturing operations and support functions. The total charges incurred in 2009 and 2010 amounted to $9.0 million, which consisted of $3.4 million in cash expenditures related to employee severance benefits and asset relocation costs, and $5.6 million in asset impairment and disposal charges, primarily related to removing certain laboratory equipment and plant assets from service. The plan and related activities were completed in the fourth quarter of 2010.

Business Acquisitions

In July 2010, our Delivery Systems segment acquired 100% of the outstanding shares of La Model Ltd., a developer of an electronic patch injector system using pre-filled cartridge technology. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an estimated fair value of $1.5 million. The contingent consideration is payable to the selling shareholders based on a percentage of product sales over the next seventeen years. The purchase price allocation resulted in $3.3 million of in-process research and development assets, $1.2 million of goodwill and $0.6 million of deferred tax liabilities. The operating results, which consisted mostly of research and development expense in 2010, were included within the Delivery Systems segment from the date of acquisition.

In July 2009, we acquired the éris™ safety syringe system and other intellectual property and business assets from Plastef Investissements SA. The éris safety syringe system addresses the market for fixed-needle prefilled syringes and complements our NovaGuard™ safety system, which employs the other common syringe format, luer-lock syringes. The purchase price included cash paid at closing of $16.9 million, and contingent consideration with an original fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones from the acquisition date through the end of 2014. The purchase price allocation consisted primarily of $4.9 million of property, plant and equipment, $7.8 million of goodwill and $8.8 million of other intangible assets, offset by $2.4 million of lease obligations. Sales and operating results generated from the acquired business were included within our Delivery Systems segment.

2011 Business Outlook

Long-term demographic trends are consistent with prior years and continue to drive our growth. Our business outlook for 2011 is positive, but growth will continue to be hampered by a slow global economic recovery, consolidation among our pharmaceutical customers, and uncertainties surrounding the financial impact of U.S. healthcare reform. Despite these external factors, demand for our products is favorable and we anticipate continued revenue improvement from a favorable mix of product sales including our advanced packaging product offerings and safety and administration systems. Our high-value product portfolio is expanding and continues to be a significant area of our focus. Actions taken in recent years to increase capacity for certain products, reduce costs through restructuring, and expand into emerging markets will lead to improved profitability as global demand gradually increases. Given our positive growth outlook, we plan to continue funding capital projects in emerging markets for Packaging Systems and for new, proprietary products within Delivery Systems. During 2011, we expect our capital spending to be between $110 million and $130 million. Our strong financial position gives us a solid platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise.

RESULTS OF OPERATIONS

For the purpose of aiding the comparison of our year-to-year results, we often refer to net sales, operating profit and other financial results excluding the effects of changes in foreign currency exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis because management believes that these non-GAAP measures of financial results provide useful information to management and investors regarding certain business trends relating to our financial condition, results of operations and our overall performance. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends in comparing our financial measures with other companies.

We evaluate the performance of our segments based upon, among other things, segment sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual bonus plan expense for over- or under-attainment, and certain pension and other retirement benefit costs. Also excluded from segment operating profit are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other miscellaneous gains and losses. Corporate costs include executive and director compensation, stock-based compensation and other corporate facilities and administrative expenses that are not allocated to the segments.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2010	2009	2008	10/09	09/08
Packaging Systems	$785.0	$776.0	$760.4	1.2%	2.1%
Delivery Systems	324.1	285.0	297.9	13.7%	(4.3)%
Intersegment sales	(4.4)	(5.3)	(7.2)	-	-
Total net sales	$1,104.7	$1,055.7	$1,051.1	4.6%	0.4%

2010 compared to 2009
Consolidated 2010 net sales increased $49.0 million over those achieved in the prior year despite an unfavorable foreign exchange impact of $13.7 million. Excluding foreign currency translation effects, 2010 net sales increased $62.7 million, or 5.9%, from the prior year. The increase was principally due to the favorable impact of improved sales volume and mix of 4.5 percentage points, annual selling price increases of 0.5 percentage points, and 0.9 percentage points resulting from business acquisitions within our Delivery Systems segment.

Packaging Systems – This segment contributed $9.0 million to the full-year sales increase, despite an unfavorable foreign currency translation impact of $10.1 million and the 2009 surge in H1N1 vaccination-related sales. Excluding currency translation effects, sales were $19.1 million, or 2.5%, above prior-year levels resulting from favorable volume and product mix of $14.2 million and higher selling prices of $4.9 million. The favorable volume and mix came primarily from sales of pharmaceutical packaging products due to increased demand for stoppers and seals used by our customers in packaging serums, lyophilized drugs, and for intravenous applications. Contributing to this improvement were increased sales of our advanced pharmaceutical packaging products including Westar®-processed and FluroTec™-coated closures as well as Envision™-inspected components which were first introduced in 2009. The 2010 sales increase was net of the impact from non-recurring H1N1 sales which benefited 2009 sales by $22.0 million.

Delivery Systems – Full-year sales were $39.1 million higher than 2009 levels, despite $3.6 million of unfavorable foreign currency translation. Excluding the impact of foreign currency changes, sales were $42.7 million, or 15.0%, higher than prior-year levels. The increase was principally driven by favorable volume and product mix of $32.4 million, and incremental sales from business acquisitions of $10.2 million. The majority of the favorable volume and mix came from healthcare devices due to strong customer demand for contract-manufactured components and increased sales of our proprietary safety and administration systems.

2009 compared to 2008
Consolidated 2009 net sales increased marginally over those achieved in 2008 despite an unfavorable foreign exchange impact of $32.5 million. Excluding foreign currency translation effects, 2009 net sales increased $37.1 million, or 3.5%, from the 2008 amount. The increase was principally due to the favorable impact of annual selling price increases of 1.9 percentage points, improved sales volume and mix of 0.7 percentage points and 0.9 percentage points resulting from our July 2009 acquisition of the éris safety syringe business.

Packaging Systems – This segment contributed $15.6 million to the full year 2009 sales increase, net of an unfavorable foreign currency translation impact of $29.9 million. Excluding currency translation effects, sales were $45.5 million, or 6.0%, above prior-year levels. The increase was principally driven by higher selling prices of $26.0 million and favorable volume and product mix of $19.5 million. The favorable volume and mix was due mainly to higher demand for pharmaceutical packaging components including stoppers used in various drugs including the H1N1 influenza vaccine and increased demand for prefilled injection packaging components used in insulin applications.

Delivery Systems - Full-year sales were $12.9 million below 2008 levels, including $2.7 million of unfavorable foreign currency translation. Excluding the impact of foreign currency changes, sales were $10.2 million, or 3.4%, below prior-year levels. The decrease was the result of reduced selling prices of $6.4 million due to lower plastic resin prices, which are contractually passed through to many customers in the form of adjusted selling prices, and unfavorable volume and product mix of $13.6 million. Volumes were lower primarily due to the loss of certain contract-manufactured components which were discontinued during 2009. Partially offsetting these volume decreases were incremental sales from our éris business acquisition of $9.8 million.

The majority of intersegment sales eliminations in all periods presented represent sales of plastic packaging components from Delivery Systems to Packaging Systems.

Gross Profit

The following table presents our gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2010	2009	2008	10/09	09/08
Packaging Systems:
Gross Profit	$258.0	$250.9	$250.7	2.8%	0.1%
Gross Margin	32.9%	32.3%	33.0%

Delivery Systems:
Gross Profit	$60.1	$52.7	$51.9	14.0%	1.5%
Gross Margin	18.5%	18.5%	17.4%

Consolidated gross profit	$318.1	$303.6	$302.6	4.8%	0.3%
Consolidated gross margin	28.8%	28.8%	28.8%

2010 compared to 2009
Consolidated 2010 gross profit increased by $14.5 million over 2009 full-year results, despite an unfavorable foreign currency translation impact of $3.0 million, as a result of higher sales in both of our reporting segments. Our gross margin percentage in 2010 was unchanged from the prior year as we were able to maintain margins with higher sales prices and a favorable sales volume and product mix, despite increased raw material, labor and depreciation expense.

Packaging Systems – Our reported gross profit of $258.0 million increased $7.1 million, and the gross margin percentage increased 0.6 percentage points compared with the 2009 results. The increase was primarily the result of improved production efficiencies which resulted from higher volumes and operational cost-saving initiatives. The impact of selling price increases effectively offset year-over-year increases in labor cost, raw materials and other production costs incurred during the year.

Delivery Systems – Reported 2010 gross profit of $60.1 million increased by $7.4 million compared with the full-year 2009 result, and our gross margin percentage remained constant at 18.5%. The higher gross profit was driven by an improvement in sales mix and higher demand for our contract-manufactured healthcare devices, partially offset by increased raw material costs.

2009 compared to 2008
Consolidated gross profit increased by $1.0 million over 2008 full-year results, despite an unfavorable foreign currency translation impact of $8.7 million. Excluding foreign exchange impacts, gross profit increased by $9.7 million, or 3.2%, as a result of higher selling prices and a significant fourth quarter increase in volume and mix contributed by Packaging Systems. Our overall gross margin percentage remained consistent with 2008 as we were able to maintain margins through sales price increases and improved volume and mix, partially offset by higher depreciation expense as described below.

Packaging Systems – Our reported gross profit of $250.9 million was relatively consistent when compared with the 2008 results, despite an unfavorable foreign currency impact of $7.6 million. However, the 2009 gross margin percentage for Packaging Systems declined by 0.7 percentage points compared with 2008. The decline was attributable to higher depreciation expense resulting from our global capital expansion activity which began in the latter half of 2008.

Delivery Systems – Reported gross profit of $52.7 million increased by $0.8 million compared with the full-year 2008 results, including $1.1 million in unfavorable foreign currency effects. Consistent with the increase in gross profit, our 2009 gross margin percentage improved 1.1 percentage points to 18.5% compared with the prior year largely due to the impact of reduced resin costs on selling prices which resulted in a higher ratio of gross profit to revenues.

Research and Development (“R&D”) Costs

	Year Ended December 31,			% Change
($ in millions)	2010	2009	2008	10/09	09/08
R&D costs	$23.9	$19.9	$18.7	20.1%	6.4%

R&D costs during 2010 were $4.0 million higher than those incurred in 2009, primarily due to the impact of business acquisitions and incremental development spending on Delivery Systems’ initiatives including various containment and delivery solutions using Daikyo’s Crystal Zenith® technology. R&D costs during 2009 were $1.2 million higher than those incurred in 2008, mostly due to accelerated development spending on our high-value packaging and injection systems and ready-to-use components.

Selling, General and Administrative (“SG&A”) Costs

	Year Ended December 31,			% Change
($ in millions)	2010	2009	2008	10/09	09/08
SG&A costs	$187.7	$177.7	$159.3	5.6%	11.6%
SG&A as a % of total net sales	17.0%	16.8%	15.2%

2010 compared to 2009
Consolidated SG&A expenses increased $10.0 million above those recognized in 2009. The increase was primarily the result of higher employee compensation costs for higher sales and other incentive compensation, annual salary increases, and increased staffing in support of our January 2010 business segment realignment. Despite the increase in year-over-year costs, SG&A as a percentage of net sales remained relatively consistent at 17.0%. For 2011, we expect cost control efforts to result in lower year-over-year growth in SG&A when compared with 2010 and 2009.

2009 compared to 2008
Consolidated SG&A expenses in 2009 were $18.4 million higher than the 2008 amount, and SG&A as a percentage of net sales increased by 1.6 percentage points versus the prior year. The majority of this increase resulted from higher U.S. pension and other retirement plan costs. U.S. pension and other retirement benefits expense in 2009 was $10.7 million higher than the 2008 amount due to increased amortization of actuarial losses and a lower return on plan assets resulting from the loss in plan asset values during the 2008 stock market decline. Other year-over-year increases resulted from higher employee compensation costs due to increased staffing of information technology and other support functions and from the impact of annual salary increases.

Restructuring, Impairment and Other Items

Other income and expense items, consisting primarily of gains, losses or impairments of segment assets, and foreign exchange transaction gains and losses, are generally recorded within segment and corporate results. Certain restructuring, impairments and other specifically identified gains and losses considered outside the control of segment management are not allocated to our reporting segments.

The following table summarizes our restructuring charges, impairments, and other income and expense items for each of the three years ended December 31:

($ in millions)	2010	2009	2008
Segments	$1.9	$0.7	$1.4
Corporate and other unallocated items:
Corporate	(0.2)	0.3	0.3
Restructuring and related charges	15.9	8.7	3.0
Acquisition-related contingencies	(1.8)	-	-
Brazil tax amnesty benefits	-	(2.0)	-
Impairment charge, contract settlement and related gain, net	-	0.8	(4.2)
Total restructuring, impairment and other items	$15.8	$8.5	$0.5

For 2010, the increase in segments’ other expense was attributable to foreign exchange transaction losses on accounts payable, primarily due to the appreciation of the U.S. dollar and Japanese Yen versus the Euro.

Restructuring and related charges – During 2010, we incurred restructuring and related charges of $15.9 million comprised of employee severance and benefits of $10.5 million, fixed asset impairment charges of $4.4 million, and fixed asset relocation costs and other related charges of $1.0 million. The majority of these charges related to the restructuring plan announced in December of 2010.

During 2009, we recognized restructuring and related charges of $8.7 million, comprised of employee severance and benefits costs of $3.0 million, asset impairment and disposals charges of $5.3 million, and $0.4 million in asset relocation costs. The majority of this charge resulted from our fourth-quarter 2009 restructuring plan. During 2008, we incurred $3.0 million in restructuring costs, consisting mostly of employee severance benefits, asset impairments, and accelerated depreciation associated with the completion of a plan initiated in late 2007 by our former Tech Group segment.

Acquisition-related contingencies – During 2010, we reduced our liability for contingent consideration associated with our 2009 éris acquisition by $1.8 million to reflect our revised assessment of fair value, as affected by a reduction in the probability of attaining certain milestones over the next four years.

Brazil tax penalties and amnesty benefits – In the third quarter of 2009, we enrolled in a tax amnesty program which provided for reduced penalties and interest on certain tax-related obligations resulting in a gain of $2.0 million.

Impairment charge, contract settlement and related gain, net – During the fourth quarter of 2009, we determined that a cost-basis investment that arose from the 2005 divestiture of a former drug delivery business was impaired and we recorded a $0.8 million charge to write-off our investment. During 2007 and 2008, under a contract-settlement agreement with a former customer, we received reimbursement for costs associated with the shutdown of manufacturing operations related to their device. During 2008, cash received more than offset costs incurred, resulting in a net gain of $4.2 million.

Refer to Note 3, Restructuring and Other Items, to the consolidated financial statements for a further discussion of the restructuring, impairment and other items within this section.

Operating Profit

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

($ in millions)	2010	2009	2008
Packaging Systems	$139.3	$138.3	$142.6
Delivery Systems	9.7	9.9	11.9
Corporate and other unallocated items:
Corporate costs	(44.2)	(43.2)	(31.6)
Other unallocated (charges) income	(14.1)	(7.5)	1.2
Consolidated Operating Profit	$90.7	$97.5	$124.1

2010 compared to 2009
Consolidated operating profit for 2010 was lower than the prior year as a result of an increase in other unallocated charges, the majority of which was due to higher restructuring and related charges. Refer to the Restructuring, Impairment and Other Items section above for a discussion of these items.

Packaging Systems - Our 2010 results for Packaging Systems were higher by $1.0 million as a result of the improvement in gross profit, partially offset by a $3.9 million increase in SG&A as a result of higher employee compensation costs.  Excluding a $1.8 million unfavorable foreign exchange impact, Packaging Systems’ operating profit exceeded the 2009 amount by $2.8 million.

Delivery Systems - Delivery Systems operating profit was $0.2 million below that achieved in 2009, as the increase in gross profit was offset by higher SG&A costs and an increase in R&D in support of their key product development projects.

2009 compared to 2008
Consolidated operating profit for 2009 was lower by $26.6 million when compared with 2008, the majority of which related to higher corporate and other unallocated costs of $20.3 million. The majority of the increased corporate costs related to the U.S. pension and other retirement benefits expense.  Other unallocated costs were higher mainly as a result of restructuring and related charges incurred in 2009 compared with a net gain from a former customer contract settlement recorded in 2008. Year-over-year segment operating profit declined $6.3 million as described below.

Packaging Systems - The Packaging Systems segment’s 2009 results were lower by $4.3 million, primarily due to unfavorable foreign currency exchange rates. The year-over-year unfavorable foreign exchange impact was $3.9 million, the majority of which resulted from the strengthening of the U.S. dollar versus the Euro during 2009.  Excluding the unfavorable foreign currency changes, 2009 operating profit for Packaging Systems was lower by $0.4 million compared with 2008.

Delivery Systems - Delivery Systems’ 2009 operating profit was $2.0 million below that achieved in 2008, largely due to increased SG&A costs for annual compensation increases and costs associated with our information systems upgrades. In addition, unfavorable foreign currency changes which reduced operating profit by $1.2 million.

Interest Expense, Net

The following table summarizes our net interest expense:

($ in millions)	2010	2009	2008
Interest expense	$17.7	$17.6	$18.6
Capitalized interest	(0.9)	(2.4)	(2.6)
Interest income	(0.6)	(0.8)	(1.4)
Total interest expense, net	$16.2	$14.4	$14.6

Consolidated interest expense, net for 2010 was higher than the prior year due to less capitalized interest resulting from significantly lower levels of capital spending in the current year. Refer to the Cash Flows from Investing Activities section below for a year-over-year comparison of capital spending.

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

Income Taxes

The provision for income taxes was $13.6 million in 2010 and $13.5 million in 2009, resulting in an effective tax rate of 18.3% and 16.2%, respectively. We recorded tax provision benefits of $1.1 million in the current year, the majority of which resulted from the expiration of open tax periods in various U.S. and foreign tax jurisdictions. Our 2010 effective tax rate was favorably impacted by changes in our business mix which resulted in a higher percentage of pretax income being generated in lower tax-rate jurisdictions compared with the prior year.  During 2009, we recognized tax credits of $2.4 million resulting from the identification of additional qualified R&D activities related to prior years, and other tax provision benefits of $0.9 million primarily from the reversal of valuation allowances on prior-year tax losses carried forward. In 2009, we also recognized a $2.8 million net tax provision benefit principally resulting from the completion of a tax audit and the expiration of open tax periods in various tax jurisdictions.

Our 2008 provision for income taxes was $23.7 million, resulting in an overall 21.6% effective tax rate. In addition to the benefit of the items mentioned above, the 2009 effective tax rate was lower than the 2008 effective rate due to a larger amount of U.S. foreign tax credits on taxes paid in certain foreign jurisdictions and increased 2009 development activities that qualified for R&D tax credits.

Our effective tax rate for the year ending December 31, 2011 is expected to be approximately 24%, absent the impact of discrete tax items or legislative changes in tax rates. As of December 31, 2010, we had $5.0 million of liabilities for unrecognized tax benefits. It is reasonably possible that due to the expiration of statutes and the closing of tax audits, this liability for unrecognized tax benefits may be reduced by approximately $0.8 million during 2011, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliates

Equity in net income from our 25% ownership interest in Daikyo (Japan) and our 49% ownership interest in three Mexican affiliates was $4.4 million, $3.0 million, and $0.8 million for the years 2010, 2009 and 2008, respectively. The majority of the 2010 and 2009 year-over-year increases were generated by Daikyo as higher sales, gross profit and royalty income resulted in higher earnings. Daikyo’s net income for 2008 was adversely affected by significant charges for plant demolition and pension plan termination costs.

Purchases from affiliates totaled $49.3 million in 2010, $45.4 million in 2009 and $36.3 million in 2008, the majority of which related to a distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $2.4 million, $1.9 million and $1.7 million in 2010, 2009 and 2008, respectively.

Income from Continuing Operations

Income from continuing operations in 2010 was $65.3 million, a decrease of $7.3 million over 2009. Diluted earnings per share in 2010 were $1.89, a decrease of $0.23 per diluted share compared with the prior-year earnings. Our 2010 results included the impact of restructuring charges and asset impairments of $10.2 million (net of $5.7 million in tax), income from the reduction of acquisition-related contingencies of $1.6 million (net of $0.2 million in tax) and the recognition of income tax benefits totaling $1.1 million, the majority of which resulted from the reversal of liabilities for unrecognized tax benefits.

Income from continuing operations in 2009 was $72.6 million, a decrease of $13.4 million over 2008. Diluted earnings per share for 2009 were $2.12, a year-over-year decrease of $0.38 per diluted share. Our 2009 results included the impact of restructuring charges and asset impairments of $6.3 million (net of $3.2 million in tax) and income tax benefits totaling $6.1 million primarily relating to reversals of liabilities for unrecognized tax benefits and the identification of additional qualified R&D activities related to prior years.

Income from continuing operations attributable to common shareholders in 2008 was $86.0 million, or $2.50 per diluted share. Our 2008 results included a net gain on contract settlement proceeds of $2.7 million (net of $1.5 million in tax), restructuring and related charges of $1.9 million (net of $1.1 million in tax), and income tax benefits of $3.5 million, the majority of which related to the reversal of liabilities for unrecognized tax benefits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

The following table and explanations provide cash flow data from continuing operations for the years ended December 31,

($ in millions)	2010	2009	2008
Net cash provided by operating activities	$138.3	$137.7	$135.0
Net cash used in investing activities	$(74.0)	$(121.9)	$(119.7)
Net cash used in financing activities	$(34.0)	$(22.6)	$(29.4)

Cash Flows from Operating Activities – Our 2010 operating cash flows increased $0.6 million compared to the prior year as a result of favorable variances in other assets and liabilities including lower cash paid for taxes in 2010.

Our 2009 operating cash flows increased $2.7 million compared to the prior year. The lower net income in 2009, net of an increased amount of non-cash charges such as depreciation, amortization and stock-based compensation, was more than offset by favorable variances in other assets and liabilities including lower cash paid for taxes in 2009 compared with the prior year. Included in 2009 net cash provided by operating activities was a $10.0 million voluntary contribution to our U.S. qualified pension plan, compared with no contributions made during 2008. Included in 2008 operating cash flow was a $12.7 million payment for income tax and other tax-related issues in Brazil.

Cash Flows from Investing Activities – Cash used in investing activities was significantly lower than the 2009 amount as a result of lower capital spending and reduced spending on business acquisitions. Cash paid for business acquisitions in 2009, which included the éris safety syringe acquisition, was $13.2 million higher than cash paid for businesses acquired in 2010. Capital spending in 2010 totaled $71.1 million, which was a $33.8 million decrease from the prior year due primarily to the 2009 completion of several significant capital projects. Packaging Systems’ 2010 capital spending was $48.9 million, a decrease of $35.9 million from the prior year which was attributable to the third quarter 2009 completion of our new plastics plant in China, our European plants’ expansion project, and the implementation of new planning and manufacturing information systems in North America. 2010 capital spending for the Delivery Systems segment was $16.3 million, which was $2.3 million below the level of spending in the prior year.

Capital spending in 2009 totaled $104.9 million, a $33.7 million decrease from the 2008 amount. Packaging Systems spending was $84.8 million, a decrease of $32.7 million from 2008 resulting from the completion of several major plant expansion projects that began during 2008 and were placed into service during 2009. In the aggregate, we spent $29.9 million less for capital expansion projects in 2009 compared to 2008, a portion of which was the result of discretionary reductions in spending as we postponed certain components of our expansion plans in response to the recessionary impacts on market demand. Also contributing to the decrease was a reduction in accrued capital spending. Delivery Systems’ 2009 capital spending was $18.6 million, an increase of $5.1 million compared to the 2008 amount.

Cash Flows from Financing Activities – The year-over-year increase in cash used for financing activities was primarily the result of a larger amount of debt repayments in 2010 compared to 2009. Cash flows used in financing activities for 2010 included $16.0 million in net repayment of borrowings and debt issue costs compared with combined net debt repayments of $10.2 million in 2009. The majority of debt repayments in both years was attributable to borrowings under our revolving credit facility.

For 2009, the year-over-year decrease in cash used for financing activities was the result of payments made in 2008 to acquire the remaining noncontrolling interest (10%) in our Medimop subsidiaries, partially offset by a larger amount of debt repayment and higher dividend payments in 2009 compared to 2008. Cash flows used in financing activities for 2009 included $5.9 million in net repayment of borrowings under our revolving credit facility and $4.3 million in payments of short-term notes and capital leases compared with combined net debt repayments of $9.2 million in 2008.

We paid cash dividends totaling $21.7 million ($0.65 per share) during 2010, compared to $20.1 million ($0.61 per share) and $18.6 million ($0.57 per share) in 2009 and 2008, respectively.

Liquidity and Capital Resources

The table below displays selected liquidity and capital measures for West as of December 31,

($ in millions)	2010	2009
Cash and cash equivalents	$110.2	$83.1

Working capital	$266.9	$226.1

Total debt	$358.4	$379.6

Cash equivalents include short-term investments having maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Working capital at December 31, 2010 increased $40.8 million compared with the balance at December 31, 2009, reflecting higher cash and cash equivalents of $27.1 million and increased inventories in the amount of $17.8 million, net of foreign currency effects. The change in inventory balances was primarily due to higher raw materials costs, an increase in goods-in-transit due to timing of raw materials purchases from suppliers, and a year-over-year build in finished goods corresponding with higher orders on-hand at December 31, 2010 compared with the prior year-end. Included in working capital at December 31, 2010 and 2009 was cash held in escrow representing judicial deposits for the government of Brazil related to various tax positions taken in prior years and the related tax liabilities. The escrow balance recorded in other current assets at December 31, 2010 was $11.7 million which will be used to settle our outstanding tax-related obligations of $7.2 million, also recorded within working capital. As a result of the 2009 Brazil tax amnesty program, we estimate that $4.5 million in excess deposits will be returned to us as the underlying tax cases are settled.

In June 2010, we entered into a four-year multi-currency revolving credit facility agreement, which replaced a prior revolving credit facility which was due to expire in 2011. The new credit agreement contains a $225.0 million committed credit facility and an accordion feature under which the credit facility may be increased to $275.0 million. The interest rate is variable determined by reference to LIBOR (currently 0.26%) plus a margin ranging from 1.75 to 2.75 percentage points determined by our leverage ratio. In June 2010, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. As of December 31, 2010, we had $12.2 million in outstanding borrowings under this new credit facility which was classified as long-term debt based upon our intent and ability to continue the loans beyond one year. During the fourth quarter, we had an average outstanding balance of $18.5 million under our revolving credit facility. Total debt decreased $21.2 million for the year as a result of repayments of $14.3 million and from foreign exchange rate fluctuations of $6.9 million.

Based on our business outlook and our current capital structure, we believe that we have ample liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury and to make other investments. We expect that our cash requirements for the next twelve months will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our multi-currency revolving credit facility. As of December 31, 2010, we had available $210.2 million of borrowing capacity under this facility, and we have not experienced any limit on our ability to access this source of funds.

We are required by the financial covenants in our debt agreements to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of the date of this report, we were in compliance with all of our debt covenants.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2010. These obligations are not expected to have a material impact on liquidity.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Purchase obligations (1)	$11.8	$4.6	$3.6	$3.6	$23.6
Long-term debt	-	77.0	37.2	242.5	356.7
Interest on long-term debt and interest rate swaps (2)	15.6	26.3	22.4	202.2	266.5
Capital lease obligations (3)	0.3	4.6	8.3	57.5	70.7
Operating lease obligations	9.9	11.8	5.4	15.9	43.0
Other long-term liabilities (4)	-	0.8	3.9	22.0	26.7
Total contractual obligations(5)	$37.6	$125.1	$80.8	$543.7	$787.2

(1)
Our business creates a need to enter into various commitments with suppliers. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. These purchase commitments do not exceed our projected requirements and are in the normal course of business.

(2)
For fixed-rate long-term debt, interest was based on principal amounts and fixed coupon rates at year end. Future interest payments on variable-rate debt were calculated using principal amounts and the applicable ending interest rate at year end. Interest on fixed-rate derivative instruments was based on notional amounts and fixed interest rates contractually obligated at year end.

(3)
Includes capital lease obligations of $69.0 million under an agreement we signed in December 2010 for the construction and lease of our new global headquarters building. The construction will begin in early 2011 and is expected to be completed in January 2013.  At December 2010, this agreement had no long-term debt associated with it since the lease term is not expected to begin until early 2013. We also have the option to purchase the building. The total cost of purchasing the building would be based on actual construction and development costs incurred.  Refer to Note 18, Subsequent Event, for additional information.

(4)
Represents acquisition-related contingencies. In connection with certain business acquisitions, we agreed to make payments to the sellers when and if certain operating milestones are achieved such as sales and operating income targets.

(5)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. The minimum required contributions to our plans are expected to be $13.5 million in 2011. Refer to Note 14, Benefit Plans, for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $5.0 million of the total unrecognized tax benefits for uncertain tax positions and approximately $0.4 million of associated accrued interest as of December 31, 2010. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $2.6 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee equipment lease payments in Ireland and the payment of sales tax liabilities in the U.S. The accrual for insurance obligations was $8.5 million at December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, the Company had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations, outstanding letters of credit related to various insurance programs and leased equipment, and sales tax liability guarantees, all incurred in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis addresses consolidated financial statements that are prepared in accordance with U.S. GAAP. The application of these principles requires management to make estimates and assumptions, some of which are subjective and complex, that affect the amounts reported in the consolidated financial statements. We believe the following accounting policies and estimates are critical to understanding and evaluating our results of operations and financial position:

Revenue Recognition: The majority of our revenue within both segments is generated from product manufacturing operations and sales directly to our customers. We recognize revenue when title and risk of loss passes to the customer which may be upon shipment or upon delivery to the customer site, based upon shipping terms or legal requirements. We offer volume rebates to certain customers as sales incentives. Provisions for rebates, as well as sales discounts and allowances, are accounted for as a reduction of sales when revenue is recorded. We estimate rebates based on our assessment of the likelihood that required volumes will be attained using available information including historical experience. We generally are able to ensure that products meet customer specifications prior to shipment. We establish product return liabilities for customer quality claims when such liabilities are deemed probable and the amount can be reasonably estimated.

Impairment of Long-Lived Assets: We review goodwill and other long-lived assets annually and whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as, or one level below, our operating segments which are defined as the Americas, Europe and Asia Pacific divisions of the Packaging Systems segment and the Americas and Europe divisions of our Delivery Systems segment. For assets held and used in the business, management estimates the future cash flows to be derived from the related asset or business unit. When assets are held for sale, management determines fair value by estimating the anticipated proceeds to be received upon the sale of the asset, less disposition costs. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

Employee Benefits: We maintain funded and unfunded defined benefit pension plans in the U.S. and a number of other countries that cover employees that meet eligibility requirements. In addition, we sponsor postretirement benefit plans which provide healthcare benefits for eligible employees who retire or become disabled. The measurement of annual cost and obligations under these defined benefit postretirement plans is subject to a number of assumptions, which are specific for each of our U.S. and foreign plans. The assumptions, which are reviewed at least annually, are relevant to both the plan assets (where applicable) and the obligation for benefits that will ultimately be provided to our employees. Two of the most critical assumptions in determining pension and retiree medical plan expense are the discount rate and expected long-term rate of return on plan assets. Other assumptions reflect demographic factors such as retirement age, rates of compensation increases, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. For our funded plans, we consider the current and expected asset allocations of our plan assets, as well as historical and expected rates of return in estimating the long-term rate of return on plan assets. Under U.S. GAAP, differences between actual and expected results are generally accumulated in other comprehensive income (loss) as actuarial gains or losses and subsequently amortized into earnings over future periods.

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.5 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.7 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2010 was $71.2 million compared to $69.1 million at December 31, 2009. Our underfunded balance for other postretirement benefits was $18.1 million at December 31, 2010 and 2009.

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

When accounting for uncertainty in income taxes recognized in our financial statements, we apply a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Please refer to Note 1, Summary of Significant Accounting Policies and Note 17, New Accounting Standards, to our consolidated financial statements for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

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

Foreign Currency Exchange Risk

We have subsidiaries outside the U.S. accounting for over 50% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have designated our €81.5 million Euro-denominated notes as a hedge of our investment in the net assets of our European operations. We also have a 1.0 billion Yen-denominated note payable which has been designated as a hedge of our investment in a Japanese affiliate. At December 31, 2010, a cumulative foreign currency translation loss on these net investment hedges of $5.8 million (net of tax of $3.6 million) was recorded within accumulated other comprehensive income.

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

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2011	2012	2013	2014	2015	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:

Euro denominated	$0.3	-	-	-	-	-	$0.3	$0.3
Average interest rate – fixed	5.4%

Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	-	50.0	-	-	25.0	-	75.0	72.9
Average interest rate – variable		1.1%			1.2%
U.S. dollar denominated	-	-	-	-	-	161.5	161.5	147.3
Average interest rate – fixed						4.0%
Euro denominated	-	0.2	27.4	-	-	81.8	109.4	111.7
Average interest rate – fixed		5.6%	4.2%			4.4%
Yen denominated	-	-	-	12.2	-	-	12.2	12.2
Average interest rate – variable				2.1%

(1) As of December 31, 2010, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. The interest-rate swap agreements effectively fix the interest rates payable on our Series A and B notes at 5.32% and 5.51%, respectively. At December 31, 2010, the interest rate-swap agreements had a fair value of $6.1 million, unfavorable to the Company, and were recorded as a noncurrent liability.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. In December 2009, we purchased a series of crude oil call options, which were intended to reduce our exposure to increases in oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2010. These call options capped our cost of the crude oil component of elastomer prices for a portion of our forecasted purchases, allowing us to limit our exposure to increasing petroleum prices. These call options were not designated as hedging instruments. As of December 31, 2010, there were no options outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2010, 2009 and 2008

(in millions, except per share data)	2010	2009	2008
Net sales	$1,104.7	$1,055.7	$1,051.1
Cost of goods and services sold	786.6	752.1	748.5
Gross profit	318.1	303.6	302.6
Research and development	23.9	19.9	18.7
Selling, general and administrative expenses	187.7	177.7	159.3
Restructuring and other items (Note 3)	15.8	8.5	0.5
Operating profit	90.7	97.5	124.1
Interest expense	16.8	15.2	16.0
Interest income	(0.6)	(0.8)	(1.4)
Income before income taxes	74.5	83.1	109.5
Income tax expense	13.6	13.5	23.7
Equity in net income of affiliated companies	4.4	3.0	0.8
Net income	65.3	72.6	86.6
Less: net income attributable to noncontrolling interests	-	-	0.6
Net income attributable to common shareholders	$65.3	$72.6	$86.0

Net income per share attributable to common shareholders:
Basic	$1.96	$2.21	$2.65
Diluted	$1.89	$2.12	$2.50

Weighted average shares outstanding:
Basic	33.3	32.8	32.4
Diluted	36.7	36.3	36.1

Dividends declared per share	$0.66	$0.62	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2010, 2009 and 2008

(in millions)	2010	2009	2008
Net income	$65.3	$72.6	$86.6
Other comprehensive (loss) income, net of tax (tax amounts shown below for 2010, 2009, 2008, respectively):
Foreign currency translation adjustments	(13.0)	19.0	(38.3)
Defined benefit pension and other postretirement plans:
Prior service credit arising during period, net of tax of $2.0	3.2	-	-
Net actuarial loss arising during period, net of tax of $(2.6), $(1.1) and $(21.6)	(5.0)	-	(34.9)
Less: amortization of actuarial loss, net of tax of $2.1, $2.7 and $0.6	3.4	4.3	1.0
Less: amortization of prior service credit, net of tax of $(0.4), $(0.4) and $(0.4)	(0.6)	(0.6)	(0.6)
Less: amortization of transition obligation	0.1	0.1	0.1
Net unrealized gains (losses) on investment securities, net of tax of $0.4, $0.3 and $(1.6)	0.6	0.4	(2.2)
Unrealized (losses) gains on derivatives, net of tax of $(0.2), $1.2 and $(2.8)	(0.3)	2.0	(4.4)
Other comprehensive (loss) income, net of tax	(11.6)	25.2	(79.3)
Comprehensive income	53.7	97.8	7.3
Comprehensive loss attributable to noncontrolling interests	-	-	(0.2)
Comprehensive income attributable to common shareholders	$53.7	$97.8	$7.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2010 and 2009

(in millions, except per share data)	2010	2009
ASSETS
Current assets:
Cash, including cash equivalents	$110.2	$83.1
Accounts receivable, net	126.4	138.7
Inventories	147.0	129.2
Deferred income taxes	10.5	7.8
Other current assets	42.5	38.4
Total current assets	436.6	397.2
Property, plant and equipment	1,077.2	1,062.1
Less accumulated depreciation and amortization	522.4	485.0
Property, plant and equipment, net	554.8	577.1
Investments in affiliated companies	48.2	38.2
Goodwill	112.5	114.2
Deferred income taxes	64.5	69.4
Intangible assets, net	55.1	55.6
Other noncurrent assets	22.6	19.3
Total Assets	$1,294.3	$1,271.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$0.3	$0.5
Accounts payable	63.2	68.4
Pension and other postretirement benefits	2.1	2.1
Accrued salaries, wages and benefits	48.3	46.8
Income taxes payable	5.0	5.7
Taxes other than income	10.0	8.1
Other current liabilities	40.8	39.5
Total current liabilities	169.7	171.1
Long-term debt	358.1	379.1
Deferred income taxes	20.0	22.9
Pension and other postretirement benefits	87.2	85.1
Other long-term liabilities	33.6	33.7
Total Liabilities	668.6	691.9

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2010 and 2009	-	-
Common stock, par value $.25 per share; 50.0 million shares authorized; shares issued: 34.3 million in 2010 and 2009; shares outstanding: 33.3 million in 2010 and 33.0 million in 2009	8.6	8.6
Capital in excess of par value	77.3	72.9
Retained earnings	612.6	569.4
Accumulated other comprehensive loss	(31.3)	(19.7)
Treasury stock, at cost (1.0 million shares in 2010; 1.3 million shares in 2009)	(41.5)	(52.1)
Total equity	625.7	579.1
Total Liabilities and Equity	$1,294.3	$1,271.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2010, 2009 and 2008

(in millions, except per share data)	Common shares issued	Common Stock	Capital in excess of par value	Number of treasury shares	Treasury Stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	34.3	$8.6	$64.3	(2.1)	$(71.5)	$450.3	$33.6	$5.6	$490.9
Net income						86.0		0.6	86.6
Shares issued under stock plans			(6.1)	0.6	13.5				7.4
Stock-based compensation			5.2						5.2
Shares repurchased for employee tax withholdings				(0.1)	(5.2)				(5.2)
Excess tax benefit from employee stock plans			5.9						5.9
Cash dividends declared						(19.0)			(19.0)
Changes – other comprehensive income (loss)							(78.5)	(0.8)	(79.3)
Purchase of subsidiary shares from noncontrolling interest								(5.4)	(5.4)
Balance, December 31, 2008	34.3	$8.6	$69.3	(1.6)	$(63.2)	$517.3	$(44.9)	$-	$487.1
Net income						72.6			72.6
Shares issued under stock plans			(5.9)	0.4	12.5				6.6
Stock-based compensation			5.5						5.5
Shares repurchased for employee tax withholdings				(0.1)	(1.4)				(1.4)
Excess tax benefit from employee stock plans			4.0						4.0
Cash dividends declared						(20.5)			(20.5)
Changes – other comprehensive income (loss)							25.2		25.2
Balance, December 31, 2009	34.3	$8.6	$72.9	(1.3)	$(52.1)	$569.4	$(19.7)	$-	$579.1
Net income						65.3			65.3
Shares issued under stock plans			(4.4)	0.4	12.7				8.3
Stock-based compensation			6.7						6.7
Shares repurchased for employee tax withholdings				(0.1)	(2.1)				(2.1)
Excess tax benefit from employee stock plans			2.1						2.1
Cash dividends declared						(22.1)			(22.1)
Changes – other comprehensive income (loss)							(11.6)		(11.6)
Balance, December 31, 2010	34.3	$8.6	$77.3	(1.0)	$(41.5)	$612.6	$(31.3)	$-	$625.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2010, 2009 and 2008

(in millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$65.3	$72.6	$86.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	68.8	63.9	56.1
Amortization	4.4	4.2	4.5
Stock-based compensation	7.8	7.5	6.4
Loss on sales of equipment	0.7	0.9	-
Asset impairments	4.4	5.8	-
Deferred income taxes	(1.8)	(4.8)	7.3
Pension and other retirement plans, net	5.4	5.9	4.9
Equity in undistributed earnings of affiliates, net of dividends	(4.2)	(2.7)	(0.7)
Changes in assets/liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	9.4	(6.0)	1.9
Increase in inventories	(20.7)	(6.4)	(13.4)
Increase in other current assets	(3.9)	(0.1)	(0.7)
Decrease in accounts payable	(0.3)	(0.7)	(3.3)
Changes in other assets and liabilities	3.0	(2.4)	(14.6)
Net cash provided by operating activities	138.3	137.7	135.0
Cash flows from investing activities:
Capital expenditures	(71.1)	(104.9)	(138.6)
Acquisition of patents and other long-term assets	(2.7)	(2.9)	(0.5)
Acquisition of businesses, net of cash acquired	(3.7)	(16.9)	-
Sales of investments	8.9	5.3	16.8
Purchases of investments	(7.2)	(2.7)	-
Other, net	1.8	0.2	2.6
Net cash used in investing activities	(74.0)	(121.9)	(119.7)
Cash flows from financing activities:
Borrowings under revolving credit agreements	26.6	16.4	9.5
Repayments under revolving credit agreements	(39.8)	(22.3)	(21.8)
Debt issuance costs	(1.7)	-	-
Changes in other debt, including overdrafts	(1.1)	(4.3)	3.1
Acquisition of noncontrolling interest	-	-	(8.5)
Dividend payments	(21.7)	(20.1)	(18.6)
Issuance of common stock from treasury	3.7	5.0	6.2
Excess tax benefit from employee stock plans	2.1	4.0	5.9
Shares repurchased for employee tax withholdings	(2.1)	(1.3)	(5.2)
Net cash used in financing activities	(34.0)	(22.6)	(29.4)
Effect of exchange rates on cash	(3.2)	2.7	(7.1)
Net increase (decrease) in cash and cash equivalents	27.1	(4.1)	(21.2)
Cash and cash equivalents at beginning of period	83.1	87.2	108.4
Cash and cash equivalents at end of period	$110.2	$83.1	$87.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.8	$15.5	$15.9
Income taxes paid, net	$16.5	$19.0	$25.0
Accrued capital expenditures	$7.1	$9.9	$9.8
Dividends declared, not paid	$5.7	$5.3	$4.9

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

Business Segments:  Effective January 1, 2010, our business operations were reorganized into two new divisions, Pharmaceutical Packaging Systems ("Packaging Systems") and Pharmaceutical Delivery Systems ("Delivery Systems"), in order to further align our business units with the underlying markets and customers they serve. All historical periods have been restated accordingly for the changes to our segment reporting structure to provide comparative information. Refer to Note 5, Segment Information, for further details.

Reclassifications:  On January 1, 2009, we adopted new accounting guidance requiring noncontrolling interests to be reported as equity and to separately identify in the consolidated financial statements the amount of net income attributable to the parent and to the noncontrolling interest. We applied these provisions prospectively except for the presentation and disclosure requirements, which were applied retrospectively. As a result, certain reclassifications were made to prior-period financial statements to conform to the current-year presentation.

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.5 million and $0.7 million at December 31, 2010 and 2009, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2010	2009
Finished goods	$65.1	$53.6
Work in process	21.4	19.7
Raw materials	60.5	55.9
	$147.0	$129.2

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

Employee Benefits: The measurement of the obligations under our defined benefit pension and postretirement medical plans are subject to a number of assumptions. These include the rate of return on plan assets (for funded plans) and the rate at which the future obligations are discounted to present value. U.S. GAAP requires the recognition of an asset or liability for the funded status of a defined benefit postretirement plan, as measured by the difference between the fair value of plan assets, if any, and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, such as a retiree health plan, the benefit obligation is the accumulated postretirement benefit obligation. See Note 16, Benefit Plans, for a more detailed discussion of our pension and other retirement plans.

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

Foreign Currency Translation: Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries and affiliates operating outside the U.S. are accumulated in other comprehensive income, a separate component of equity.

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectibility is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers’ site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

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

Note 2: Acquisitions

On July 1, 2010, we acquired 100% of the outstanding shares of La Model Ltd., a developer of an electronic patch injector system using pre-filled cartridge technology. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an estimated fair value of $1.5 million. The purchase price allocation consisted of $3.3 million of in-process research and development intangible assets, $1.2 million of goodwill and $0.6 million of deferred tax liabilities. We will continue to evaluate the fair value of the contingent consideration obligation at each reporting date, with any increases or decreases recorded within restructuring and other items in our consolidated statements of operations. The contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the next seventeen years with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $4.1 million.

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA, a developer and manufacturer of drug delivery devices including the éris™ safety syringe system. The purchase price included cash paid at closing of $16.9 million and contingent consideration with an initial fair value of $2.6 million which is dependent upon the achievement of operating goals and other milestones over the period ending December 31, 2014. The purchase price allocation consisted primarily of $4.9 million of property, plant and equipment, $7.8 million of goodwill and $8.8 million of other intangible assets, offset by $2.4 million of real property and equipment lease obligations.

Operating results for these acquired businesses were included within the Delivery Systems segment from the date of acquisition. Pro forma results were not presented as these acquisitions were not considered material to our consolidated balance sheets or results of operations.

Note 3: Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2010	2009	2008
Restructuring and related charges
Severance and post-employment benefits	$10.5	$3.0	$1.4
Impairments and asset write-offs	5.2	5.3	1.0
Other	0.2	0.4	0.6
Total restructuring and related charges	15.9	8.7	3.0
Other items:
Acquisition-related contingencies	(1.8)	-	-
Contract settlement and related gain	-	-	(4.2)
Brazil tax amnesty benefit	-	(2.0)	-
Foreign exchange losses and other	1.7	1.8	1.7
Total other items	(0.1)	(0.2)	(2.5)
Total restructuring and other items	$15.8	$8.5	$0.5

Restructuring and Related Charges

On December 6, 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the closure of a plant in Montgomery, Pennsylvania and a reduction in operations at a manufacturing facility in St. Austell, England. Other restructuring activities will result in the elimination of certain operational and administrative functions in other locations.

We expect to incur total restructuring and related charges of $19.0 million to $21.0 million, which consists of $14.0 million to $15.0 million in cash expenditures for employee severance benefits and costs associated with the plant closure and relocation of certain assets, and $5.0 million to $6.0 million in asset impairment and disposal charges. During 2010, we incurred actual charges of $14.5 million as part of this plan, consisting of $10.1 million in severance and employee benefits and $4.4 million in asset impairment charges. The balance of the charges will be recognized as incurred during 2011 and 2012.

Also during 2010, we incurred $1.4 million in restructuring and related charges comprised of $0.4 million in employee severance and benefits, $0.8 million in asset disposal charges and $0.2 million in other exit costs in connection with the 2009 restructuring program. We incurred a total of $9.0 million in restructuring and related charges, as part of this plan, through its completion in 2010.

During 2009, we incurred $7.6 million in restructuring and related charges related to the 2009 plan. Also in 2009, we incurred $1.1 million in restructuring costs, consisting mainly of employee severance benefits, asset impairments and accelerated depreciation associated with the completion of a 2007 restructuring plan for our former Tech Group segment.

During 2008, we incurred $3.0 million in restructuring and related charges as part of the 2007 plan.

The following table details activity related to our restructuring obligations recorded within other current liabilities:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2008	$0.2	$0.4	$0.6
Charges	3.0	0.4	3.4
Cash payments	(1.3)	(0.7)	(2.0)
Balance, December 31, 2009	1.9	0.1	2.0
Charges	10.4	0.2	10.6
Cash payments	(2.1)	(0.3)	(2.4)
Balance, December 31, 2010	$10.2	$-	$10.2

We expect all payments associated with the 2010 program to be completed by the end of 2012.

Other Items

As discussed in Note 2, Acquisitions, in July 2009, we acquired the éris safety syringe system and other intellectual property and business assets. The purchase price included contingent consideration with an initial fair value of $2.6 million which was recorded as a liability at the acquisition date. During the third quarter of 2010, we reduced the contingent consideration by $1.8 million to reflect a reduction in the probability of attaining certain milestones over the next four years. As of December 31, 2010, the liability balance representing the fair value of the contingent consideration was $0.6 million.

In September 2009, we enrolled in a tax amnesty program in Brazil which provided for reduced penalties and interest on certain tax-related obligations. We recognized a pre-tax benefit of $2.0 million in 2009 relating to our participation in this program.

Under an agreement reached with a former customer, Nektar, in February 2008, we received full reimbursement for costs associated with the shutdown of manufacturing operations related to their device. During 2008, the cash payments received more than offset the related costs incurred, resulting in a net gain of $4.2 million.

Note 4: Income Taxes

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. During 2010, the statute of limitations for the 2006 U.S. Federal tax year lapsed, leaving tax years 2007 through 2010 open to examination. For U.S. state and local jurisdictions, tax years 2006 through 2010 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2004 through 2010.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2010	2009
Balance at January 1	$5.6	$7.9
Additions for tax positions taken in the current year	0.6	0.5
Additions for tax positions of prior years	1.1	1.4
Reduction for expiration of statute of limitations/audits	(2.3)	(4.2)
Balance at December 31	$5.0	$5.6

In addition, we had balances in accrued liabilities for interest and penalties of $0.4 million and $0.5 million at December 31, 2010 and 2009, respectively. During 2010 and 2009, we recognized $0.1 million and $0.4 million, respectively, in tax-related interest income. As of December 31, 2010, we had $5.0 million of total gross unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced further by approximately $0.8 million.

The components of income before income taxes are:

($ in millions)	2010	2009	2008
U.S. operations	$7.2	$6.5	$27.4
International operations	67.3	76.6	82.1
Total income before income taxes	$74.5	$83.1	$109.5

The related provision for income taxes consists of:

($ in millions)	2010	2009	2008
Current:
Federal	$0.6	$0.3	$(2.8)
State	0.2	0.1	-
International	14.6	17.9	19.2
Current income tax provision	15.4	18.3	16.4
Deferred:
Federal and state	(0.5)	(5.1)	7.5
International	(1.3)	0.3	(0.2)
Deferred income tax provision	(1.8)	(4.8)	7.3
Income tax expense	$13.6	$13.5	$23.7

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2010	2009
Deferred tax assets
Net operating loss carryforwards	$26.0	$33.6
Tax credit carryforwards	30.4	28.7
Restructuring and impairment charges	4.7	0.8
Capital loss carryforwards	1.4	1.4
Pension and deferred compensation	40.9	41.9
Other	18.4	11.2
Valuation allowance	(24.9)	(24.3)
Total deferred tax assets	96.9	93.3
Deferred tax liabilities:
Accelerated depreciation	40.6	37.9
Other	2.2	1.2
Total deferred tax liabilities	42.8	39.1
Net deferred tax asset	$54.1	$54.2

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2010	2009	2008
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(11.0)	(7.6)	(7.6)
Non-benefited losses	1.4	2.0	0.5
Reversal of prior valuation allowance	(0.2)	(1.2)	(1.2)
Reversal of reserves for unrecognized tax benefits	(3.0)	(3.4)	(3.1)
U.S. tax on international earnings, net of foreign tax credits	(2.2)	(3.2)	(0.9)
State income taxes, net of federal tax effect	(1.6)	(1.1)	0.2
General business credits	(1.5)	(5.4)	(1.1)
Other	1.4	1.1	(0.2)
Effective tax rate	18.3%	16.2%	21.6%

At December 31, 2010, we had U.S. federal net operating loss carryforwards of $5.7 million and state operating loss carryforwards of $238.0 million, which created deferred tax assets of $2.0 million and $15.0 million, respectively; and foreign operating loss carryforwards of $34.3 million, which created a deferred tax asset of $9.0 million.  Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. Federal net operating loss carryforwards expire after 2024. State loss carryforwards expire as follows: $0.1 million in 2013 and $237.9 million thereafter. Foreign loss carryforwards will begin to expire in 2013, while $31.9 million have no statutory expiration date.

As of December 31, 2010, we had available foreign tax credit carryforwards of $19.2 million expiring as follows: $0.2 million in 2011, $2.6 million in 2012, $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, $2.4 million in 2017, $1.9 million in 2018, $3.1 million in 2019 and $3.3 million in 2020. We have U.S. federal, state and foreign research and development credit carryforwards of $8.2 million, $3.6 million and $0.2 million, respectively.  The $8.2 million of U.S. federal research and development credits expire as follows: $0.1 million expire in 2021, $0.5 million expire in 2022 and $7.6 million expire after 2022. The $3.6 million of state research and development credits expire as follows: $0.8 million expire in 2021, $0.8 million expire in 2022 and $2.0 million expire after 2022. The foreign research and development credits have no statutory expiration date.

As of December 31, 2010, we had U.S. capital loss carryforwards of $3.7 million, which created a deferred tax asset of $1.4 million, which is fully reserved. The U.S. capital loss carryforwards will begin to expire in 2012.

Undistributed earnings of foreign subsidiaries amounted to $548.7 million at December 31, 2010, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S.

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

Packaging Systems has three operating segments: the Americas, Europe and Asia Pacific. Delivery Systems is split into two operating segments: the Americas and International. These operating segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products, use a similar distribution process and have a similar customer base.

Our executive management evaluates the performance of these operating segments based on sales, operating profit and cash flow generation.  Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment and certain pension and other retirement benefit costs. Also excluded are items that management considers not representative of ongoing operations, such as restructuring and related charges, certain asset impairments and other specifically identified gains and losses. Corporate assets include pension assets and investments in affiliated companies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table provides information on sales by significant product group:

($ in millions)	2010	2009	2008
Pharmaceutical packaging	$661.2	$637.3	$620.2
Disposable medical components	100.0	104.6	106.6
Laboratory and other services	23.8	34.1	33.6
Packaging Systems	785.0	776.0	760.4
Healthcare devices	178.8	165.9	169.8
Consumer products	64.7	57.4	74.1
Safety and administration systems	55.3	42.9	31.9
Tooling and other services	25.3	18.8	22.1
Delivery Systems	324.1	285.0	297.9
Intersegment sales elimination	(4.4)	(5.3)	(7.2)
Net sales	$1,104.7	$1,055.7	$1,051.1

We do not have any customers accounting for greater than 10% of consolidated net sales.

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2010	2009	2008	2010	2009	2008
United States	$528.2	$502.8	$488.5	$232.8	$242.5	$238.9
Germany	151.5	148.3	145.4	117.8	129.9	119.9
France	89.0	105.3	100.7	42.4	45.9	43.4
Other European countries	225.6	209.3	211.5	77.2	83.2	72.6
Other	110.4	90.0	105.0	84.6	75.6	56.2
	$1,104.7	$1,055.7	$1,051.1	$554.8	$577.1	$531.0

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2010
Net sales	$785.0	$324.1	$(4.4)	$1,104.7
Operating profit	$139.3	$9.7	$(58.3)	$90.7
Interest expense, net	-	-	(16.2)	(16.2)
Income before income taxes	$139.3	$9.7	$(74.5)	$74.5
Segment assets	$814.4	$350.6	$129.3	$1,294.3
Capital expenditures	48.9	16.3	5.9	71.1
Depreciation and amortization expense	50.7	19.0	3.5	73.2

2009
Net sales	$776.0	$285.0	$(5.3)	$1,055.7
Operating profit	$138.3	$9.9	$(50.7)	$97.5
Interest expense, net	-	-	(14.4)	(14.4)
Income before income taxes	$138.3	$9.9	$(65.1)	$83.1
Segment assets	$824.7	$335.1	$111.2	$1,271.0
Capital expenditures	84.8	18.6	1.5	104.9
Depreciation and amortization expense	46.7	18.5	2.9	68.1

2008
Net sales	$760.4	$297.9	$(7.2)	$1,051.1
Operating profit	$142.6	$11.9	$(30.4)	$124.1
Interest expense, net	-	-	(14.6)	(14.6)
Income before income taxes	$142.6	$11.9	$(45.0)	$109.5
Segment assets	$739.0	$306.2	$123.5	$1,168.7
Capital expenditures	117.4	13.6	7.6	138.6
Depreciation and amortization expense	40.9	17.8	1.9	60.6

Note 6: Net Income Per Share

The following tables reconcile net income and shares attributable to common shareholders used in the calculation of basic net income per share to those used for diluted net income per share:

($ and shares in millions)	2010	2009	2008
Net income, as reported, for basic net income per share	$65.3	$72.6	$86.0
Plus: interest expense on convertible debt, net of tax	4.3	4.3	4.3
Net income for diluted net income per share	$69.6	$76.9	$90.3

($ and shares in millions)	2010	2009	2008
Weighted average common shares outstanding	33.3	32.8	32.4
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.6	0.8
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9
Weighted average shares assuming dilution	36.7	36.3	36.1

Options outstanding but not included in the computation of diluted net income per share because their impact was antidilutive were 1.1 million, 1.1 million and 0.6 million for fiscal years 2010, 2009 and 2008, respectively.

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

The components of accumulated other comprehensive loss, net of tax, at December 31 were as follows:

($ in millions)	2010	2009
Foreign currency translation	$22.0	$35.0
Unrealized gains (losses) on securities of affiliates	0.1	(0.5)
Unrealized losses on derivatives	(3.7)	(3.4)
Defined benefit pension and other postretirement plans	(49.7)	(50.8)
	$(31.3)	$(19.7)

Note 8: Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2008	$38.5	$66.8	$105.3
Additions	-	7.8	7.8
Foreign currency translation	0.8	0.3	1.1
Balance, December 31, 2009	39.3	74.9	114.2
Additions	-	1.8	1.8
Foreign currency translation	(2.7)	(0.8)	(3.5)
Balance, December 31, 2010	$36.6	$75.9	$112.5

Intangible assets and accumulated amortization as of December 31 were as follows:

	2010			2009
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$15.7	$(5.5)	$10.2	$15.3	$(4.4)	$10.9
In-process R&D/technology	3.4	-	3.4	-	-	-
Trademarks	12.1	(0.6)	11.5	12.2	(0.5)	11.7
Customer relationships	29.7	(9.5)	20.2	29.3	(7.7)	21.6
Customer contracts	11.5	(2.5)	9.0	12.0	(2.0)	10.0
Non-compete agreements	3.9	(3.1)	0.8	3.9	(2.5)	1.4
	$76.3	$(21.2)	$55.1	$72.7	$(17.1)	$55.6

In July 2010, we acquired 100% of the outstanding shares of La Model Ltd., a developer of a subcutaneous drug delivery system using pre-filled cartridge technology, resulting in $1.2 million of goodwill. As part of this acquisition, Delivery Systems acquired $3.3 million of in-process research and development.

In January 2010, we purchased a tool design and testing company based in Roskilde, Denmark in which we acquired $0.7 million of intangible assets consisting of $0.4 million in customer relationships, $0.1 million in technical know-how and $0.2 million in software and licenses. Both the customer relationships and technical know-how have a useful life of 10 years, with the software and licenses having an estimated useful life of 5 years. This acquisition resulted in goodwill of $0.6 million.

During 2009, we acquired certain business assets from Plastef Investissements SA, a developer and manufacturer of drug delivery devices, which resulted in goodwill of $7.8 million. As part of this acquisition, we acquired $8.8 million of intangible assets consisting of $3.5 million in patents and patent applications, $0.9 million in tradenames, $3.7 million in customer contracts and $0.7 million in licenses. The estimated useful lives of these assets were as follows: 14.5 years for patents, 18.5 years for patent applications, 14.5 years for tradenames, 20 years for customer contracts and 10.5 years for licenses.

The cost basis of intangible assets includes the effects of foreign currency translation adjustments, which were $(0.9) million and $0.3 million for the twelve months ended December 31, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $3.8 million and $3.5 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2011 - $4.2 million, 2012 - $3.8 million, 2013 to 2014 - $3.5 million and 2015 - $3.1 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

Note 9: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2010	2009
Land		$9.0	$9.6
Buildings and improvements	5-50	276.4	267.1
Machinery and equipment	10-15	568.7	543.9
Molds and dies	4-7	84.8	81.9
Computer hardware and software	3-10	68.2	59.9
Construction in progress		70.1	99.7
		$1,077.2	$1,062.1

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $68.8 million, $63.9 million and $56.1 million, respectively.

Capitalized leases included in ‘buildings and improvements’ were $2.4 million and $5.1 million at December 31, 2010 and 2009, respectively. Capitalized leases included in ‘machinery and equipment’ were $3.6 million and $4.4 million at December 31, 2010 and 2009, respectively.  Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $1.1 million and $2.6 million at December 31, 2010 and 2009, respectively. At December 31, 2010, future minimum payments under capital leases were $0.8 million in 2011, $0.4 million in 2012, $0.3 million in 2013, $0.2 million in 2014 and $0.2 million in 2015. Excluded from these amounts are estimated lease payments beginning in 2013 for our new global headquarters building, which was committed to in December 2010 and is currently under development (refer to Note 16, Commitments and Contingencies, for additional information).

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $2.4 million and $2.6 million, respectively.

Note 10: Affiliated Companies

At December 31, 2010, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. (“Daikyo”)	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $31.5 million, $27.4 million and $24.7 million at December 31, 2010, 2009 and 2008, respectively. Dividends received from affiliated companies were $0.3 million, $0.3 million and $0.1 million in 2010, 2009 and 2008, respectively.

Our equity in unrealized (gains) losses of Daikyo's investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive loss was $(0.1) million, $0.5 million and $0.9 million at December 31, 2010, 2009 and 2008, respectively.

Our purchases and royalty payments made to affiliates totaled $49.3 million, $45.4 million and $36.3 million, respectively, in 2010, 2009 and 2008, of which $4.3 million and $3.4 million was due and payable as of December 31, 2010 and 2009, respectively. The majority of these transactions relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $2.4 million, $1.9 million and $1.7 million, respectively, in 2010, 2009 and 2008, of which $0.5 million and $0.1 million was receivable as of December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the aggregate carrying amount of investments in equity method affiliates was $48.2 million and $38.2 million, respectively.

Note 11: Debt

At December 31, 2010 and 2009, we had short-term obligations under capital leases of $0.3 million and $0.5 million, respectively, primarily denominated in Euros and carrying a weighted average interest rate of 5.6% and 5.5%, respectively.

The following table summarizes our long-term debt obligations at December 31. The interest rates shown in parentheses are as of December 31, 2010:

($ in millions)	2010	2009
Capital leases, due through 2016 (5.6 - 6.0%)	$1.4	$2.6
Revolving credit facility, due 2014 (2.1%)	12.2	23.2
Series A floating rate notes, due 2012 (1.1%)	50.0	50.0
Series B floating rate notes, due 2015 (1.2%)	25.0	25.0
Euro note A, due 2013 (4.2%)	27.0	29.2
Euro note B, due 2016 (4.4%)	81.0	87.6
Convertible debt, due 2047 (4.0%)	161.5	161.5
	$358.1	$379.1

Real property and equipment long-term lease obligations, denominated in Euros, of $2.4 million were acquired in July 2009 as part of the éris acquisition. Refer to Note 2, Acquisitions, for more details.

On June 4, 2010, we entered into a multi-currency revolving credit facility agreement that replaced our prior revolving credit facility, which was scheduled to expire in February 2011. The new credit agreement, which expires in 2014, contains a $225.0 million committed credit facility and an accordion feature allowing the maximum to be increased to $275.0 million. Up to $20.0 million of the credit facility is available for swing-line loans and up to $20.0 million is available for the issuance of standby letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.75 to 2.75 percentage points, which is determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. The new credit facility also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, and distributions and acquisitions.

In June 2010, we used borrowings of $26.6 million under the new credit facility to repay all amounts outstanding under the prior credit agreement, which was then terminated. In addition, we incurred debt issuance costs of $1.7 million, consisting of legal and other professional fees, which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the revolving credit facility. As of December 31, 2010, amounts borrowed under the new credit facility totaled $12.2 million, all of which are denominated in Japanese Yen. The Yen-denominated note is accounted for as a hedge of our net investment in our Japanese affiliate. We pay a quarterly commitment fee ranging from 0.325% to 0.55% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement together with outstanding letters of credit of $2.6 million result in an unused commitment level of $210.2 million under the facility at December 31, 2010.

In 2005, we concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million maturing on July 28, 2012 (“Series A Notes”) and $25.0 million maturing on July 28, 2015 (“Series B Notes”).  The two tranches have interest payable based on LIBOR rates, with the Series A Notes at LIBOR plus 0.8 percentage points and the Series B Notes at LIBOR plus 0.9 percentage points. We entered into two interest-rate swap agreements to protect against volatility in the interest rates payable on the Series A and B floating rate notes (discussed in Note 12, Derivative Financial Instruments).

In 2006, we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $27.0 million at December 31, 2010) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($81.0 million at December 31, 2010) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%.  These Euro-denominated notes are accounted for as a hedge of our net investment in our European subsidiaries.

In March and April 2007, the Company issued $161.5 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047. The debentures bear interest at a rate of 4.0% annually and are convertible into shares of our common stock at a conversion rate, subject to adjustment, of 17.9041 shares per $1,000 of principal amount, which equals a conversion price of approximately $55.85 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of December 31, 2010, no debentures have been converted.

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

Interest costs incurred during 2010, 2009 and 2008 were $17.7 million, $17.6 million and $18.6 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2012 - $50.1 million, 2013 - $27.4 million, 2014 - $12.3 million, 2015 - $25.0 million, 2016 - $81.8 million and thereafter - $161.5 million.

Note 12: Derivative Financial Instruments

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

Interest Rate Risk

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of December 31, 2010, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month London Interbank Offering Rates (“LIBOR”) in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

In 2010, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted Yen (“JPY”) denominated purchases of finished goods from Daikyo Seiko, Ltd. and other JPY purchases made by West in the U.S. The notional amount for each contract was ¥91.0 million ($1.0 million). The contracts fixed the U.S. dollar (“USD”) to JPY exchange rate for a portion of our anticipated needs at a maximum of 91.00 JPY per USD while allowing us to benefit from any currency movement between 91.00 and 96.75 JPY per USD. The last contract matured on December 28, 2010.

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

During 2009, we had also entered into a series of similar hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted JPY denominated inventory purchases made by certain European subsidiaries. The notional amount for each contract was ¥33.5 million. The contracts effectively fixed the Euro to JPY exchange rate for a portion of our anticipated needs at a maximum of 131.00 JPY per Euro while allowing us to benefit from any currency movement between 131.00 and 145.75 JPY per Euro. The last contract matured on December 15, 2009.

In addition, we periodically use forward exchange contracts, designated as fair value hedges, to neutralize our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of December 31, 2009, there was one contract outstanding, with a notional amount of €3.0 million that settled on January 15, 2010. Changes in the fair value of this derivative were recognized within restructuring and other items and were offset by changes in the fair value of the underlying exposure being hedged. During the year ended December 31, 2009, we recognized a $0.1 million loss, in restructuring and other items, related to this fair value hedge. As of December 31, 2010, there were no contracts outstanding.

We have also designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $7.9 million pre-tax ($4.9 million after tax) on this debt was recorded within accumulated other comprehensive income as of December 31, 2010.  We have also designated our 1.0 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At December 31, 2010, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $1.5 million pre-tax ($0.9 million after tax) which was also included within accumulated other comprehensive income.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to changes in crude oil prices. We periodically enter into call options for crude oil and other hedges in an attempt to mitigate our exposure to such oil-based surcharges. As of December 31, 2010, there were no call options outstanding.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 13, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2010 and 2009.

The following table summarizes the effects of derivative instruments on other comprehensive income (“OCI”) and earnings for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2010	2009	2010	2009
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.5)	$0.4	$0.5	$-	Cost of goods and services sold
Interest rate swap contracts	2.9	4.3	(3.2)	(2.7)	Interest expense
Total	$2.4	$4.7	$(2.7)	$(2.7)
Net Investment Hedges:
Foreign currency-denominated debt	$3.9	$(0.9)	$-	$-	Foreign exchange losses and other
Total	$3.9	$(0.9)	$-	$-

During 2010 and 2009, there was no ineffectiveness related to our cash flow and net investment hedges.

During the year ended December 31, 2010, a loss of $0.3 million was recognized in cost of goods and services sold related to call options not eligible for hedge accounting treatment.

Note 13: Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.6	$0.6	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$4.2	$4.2	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Interest rate swap contracts	6.1	-	6.1	-
	$13.8	$5.4	$6.1	$2.3

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2009	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2.7	$2.7	$-	$-
Deferred compensation assets	3.5	3.5	-	-
Commodity contracts	0.3	-	0.3	-
	$6.5	$6.2	$0.3	$-
Liabilities:
Foreign currency contracts	$0.1	$-	$0.1	$-
Contingent consideration	2.8	-	-	2.8
Deferred compensation liabilities	8.7	8.7	-	-
Interest rate swap contracts	5.5	-	5.5	-
	$17.1	$8.7	$5.6	$2.8

Short-term investments, which are comprised of certificates of deposit and mutual funds, are included within other current assets and are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other current assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities.

The fair value of our foreign currency contracts was included within other current liabilities and was valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are included within other long-term liabilities and are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates, and swap spreads). Refer to Note 12, Derivative Financial Instruments, for further discussion of our derivatives.

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, January 1, 2010	$2.8
Additional contingent consideration acquired	1.8
Increase in fair value recorded in earnings	0.2
Reduction in fair value recorded in earnings	(2.1)
Changes in foreign currency exchange rates	(0.4)
Balance, December 31, 2010	$2.3

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2010, the estimated fair value of long-term debt was $344.2 million compared to a carrying amount of $358.1 million. At December 31, 2009, the estimated fair value of long-term debt was $345.4 million and the carrying amount was $379.1 million.

Note 14: Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. Effective December 31, 2006, our U.S. qualified defined benefit pension plan was amended and benefits previously earned by participants under the plan’s pension formulas were frozen. Under the amended plan, a new cash-balance formula was implemented for eligible employees and new hires. Additionally, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $3.4 million, $3.4 million and $2.5 million for 2010, 2009 and 2008, respectively.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost:
Service cost	$8.6	$7.8	$7.7	$1.1	$0.8	$0.8
Interest cost	15.7	14.9	14.2	0.8	0.9	0.8
Expected return on assets	(14.7)	(11.9)	(16.6)	-	-	-
Amortization of prior service (credit) cost	(1.1)	(1.1)	(1.1)	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	-	-	-
Recognized actuarial losses (gains)	5.6	7.0	1.6	(0.1)	-	-
Net periodic benefit cost	$14.2	$16.8	$5.9	$1.9	$1.8	$1.7

	Pension benefits			Other retirement benefits
($ in millions)	2010	2009	2008	2010	2009	2008
Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$9.1	$(2.9)	$56.8	$(1.5)	$1.8	$(0.3)
Prior service credit arising during period	(5.2)	-	-	-	-	-
Amortization of prior service credit (cost)	1.1	1.1	1.1	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	-	-	-
Amortization of actuarial (loss) gain	(5.6)	(7.0)	(1.6)	0.1	-	-
Total recognized in other comprehensive income	$(0.7)	$(8.9)	$56.2	$(1.5)	$1.7	$(0.4)
Total recognized in net periodic benefit cost and other comprehensive income	$13.5	$7.9	$62.1	$0.4	$3.5	$1.3

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2010	2009	2008	2010	2009	2008
U.S. plans	$11.7	$14.9	$4.3	$1.9	$1.8	$1.7
International plans	2.5	1.9	1.6	-	-	-
Net periodic benefit cost	$14.2	$16.8	$5.9	$1.9	$1.8	$1.7

The following tables present the changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation, January 1	$(262.8)	$(225.2)	$(18.1)	$(15.0)
Service cost	(8.6)	(7.8)	(1.1)	(0.8)
Interest cost	(15.7)	(14.9)	(0.9)	(0.9)
Participants’ contributions	-	-	(0.4)	(0.5)
Actuarial (loss) gain	(15.9)	(23.2)	1.5	(1.8)
Amendments/transfers in	5.2	(0.3)	-	-
Benefits/expenses paid	12.4	11.2	0.9	0.9
Foreign currency translation	1.9	(2.4)	-	-
Benefit obligation, December 31	$(283.5)	$(262.6)	$(18.1)	$(18.1)

Change in plan assets:
Fair value of assets, January 1	$193.5	$152.2	$-	$-
Actual return on assets	21.6	38.9	-	-
Employer contribution	10.3	12.3	0.5	0.4
Participants’ contribution	-	-	0.4	0.5
Benefits/expenses paid	(12.5)	(11.2)	(0.9)	(0.9)
Foreign currency translation	(0.6)	1.3	-	-
Fair value of assets, December 31	$212.3	$193.5	$-	$-

Funded status at end of year	$(71.2)	$(69.1)	$(18.1)	$(18.1)

International pension plan assets, at fair value, included in the preceding table were $18.6 million and $17.2 million at December 31, 2010 and 2009, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2010	2009	2010	2009
Current liabilities	$(1.1)	$(1.0)	$(1.0)	$(1.1)
Noncurrent liabilities	(70.1)	(68.1)	(17.1)	(17.0)
	$(71.2)	$(69.1)	$(18.1)	$(18.1)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2010	2009	2010	2009
Net actuarial loss (gain)	$92.1	$88.5	$(1.5)	$(0.1)
Transition obligation	0.5	0.6	-	-
Prior service (credit) cost	(12.7)	(8.4)	0.2	0.3
Total	$79.9	$80.7	$(1.3)	$0.2

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense over the next fiscal year are $5.7 million, $0.1 million and $(1.5) million, respectively. The prior service cost for the other retirement benefit plan that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year is $0.1 million.

The accumulated benefit obligation for all defined benefit pension plans was $280.4 million and $260.0 million at December 31, 2010 and 2009, respectively, including $40.5 million and $38.9 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2011	$13.4	$1.2	$14.6
2012	15.0	1.3	16.3
2013	21.6	1.6	23.2
2014	24.5	1.7	26.2
2015	25.6	1.7	27.3
2016 to 2020	137.7	13.7	151.4
	$237.8	$21.2	$259.0

In 2011, we expect to contribute $12.5 million to pension plans, of which $1.9 million is for international plans. Included in this amount is a minimum ERISA (Employee Retirement Income Security Act) funding requirement for the U.S. qualified pension plan of $10.0 million. We also expect to contribute $1.0 million to other retirement plans in 2011. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.92%	6.38%	6.22%	5.25%	6.25%	6.00%
Rate of compensation increase	4.36%	4.37%	4.85%	-	-	-
Long-term rate of return on assets	7.60%	7.66%	7.79%	-	-	-

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2010	2009	2010	2009
Discount rate	5.61%	5.94%	5.25%	5.25%
Rate of compensation increase	4.36%	4.37%	-	-

The discount rate used to determine the benefit obligations for U.S. pension plans was 5.70% and 6.00% as of December 31, 2010 and 2009, respectively.  The weighted average discount rate used to determine the benefit obligations for all international plans was 5.09% and 5.64% as of December 31, 2010 and 2009, respectively. The rate of compensation increase for U.S. plans was 4.50% for 2010 and 2009, while the weighted average rate for all international plans was 2.71% for 2010 and 2009. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 7.75% for 2010 and 2009 and 8.00% for 2008.

The assumed healthcare cost trend rate used to determine benefit obligations was 9.00% for all participants in 2010, decreasing to 5.00% by 2019. Increasing the assumed healthcare cost trend rate by one percentage point would result in a $1.0 million increase in the postretirement obligation, whereas a decrease of one percentage point would result in a $0.9 million decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 8.00% for all participants in 2010, decreasing to 5.00% by 2016. The effect of a one percentage point change in the rate would be a $0.2 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2010	2009
Equity securities	69%	69%
Debt securities	31%	31%
	100%	100%

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

Diversification across and within asset classes is the primary means by which we mitigate risk. We maintain guidelines for all asset and sub-asset categories in order to avoid excessive investment concentrations. Fund assets are monitored on a regular basis. If at any time the fund asset allocation is not within the acceptable allocation range, funds will be reallocated. We also review the fund on a regular basis to ensure that the investment returns received are consistent with the short-term and long-term goals of the fund and with comparable market returns. We are prohibited from pledging fund securities and from investing pension fund assets in our own stock, securities on margin or derivative securities.

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 13, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2010	Level 1	Level 2	Level 3
Cash overdrafts	$(0.6)	$(0.6)	$-	$-
Equity securities:
Indexed mutual funds	108.1	108.1	-	-
International mutual funds	37.7	37.7	-	-
Fixed income securities:
Mutual funds	65.6	65.6	-	-
Insurance contract	1.5	-	1.5	-
	$212.3	$210.8	$1.5	$-

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2009	Level 1	Level 2	Level 3
Cash	$0.4	$0.4	$-	$-
Cash Equivalents:
Bank pooled fund	0.1	-	0.1	-
Equity securities:
Indexed mutual funds	96.2	96.2	-	-
International mutual funds	36.9	36.9	-	-
Fixed income securities:
Mutual funds	58.1	58.1	-	-
Insurance contract	1.8	-	1.8	-
	$193.5	$191.6	$1.9	$-

Note 15: Stock-Based Compensation

At December 31, 2010, there were approximately 1,240,547 shares remaining in the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

Stock options and stock appreciation rights reduce the number of shares available for grant by one share for each share granted. All other awards under the 2007 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded.

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2010	2009	2008
Stock option and appreciation rights	$3.7	$3.7	$3.3
Performance-vesting shares	2.2	1.8	1.8
Performance-vesting units	0.1	-	0.1
Performance-vesting shares/units dividend equivalents	0.2	0.2	0.1
Employee stock purchase plan	0.3	0.3	0.4
Deferred compensation plans	1.3	1.5	0.7
Total stock-based compensation expense	$7.8	$7.5	$6.4

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2010, was approximately $10.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2010	2009	2008
Options outstanding, January 1	2.7	2.6	2.7
Granted	0.6	0.4	0.5
Exercised	(0.3)	(0.3)	(0.5)
Forfeited	(0.1)	-	(0.1)
Options outstanding, December 31	2.9	2.7	2.6
Options exercisable, December 31	1.8	1.7	1.6

Weighted Average Exercise Price	2010	2009	2008
Options outstanding, January 1	$29.09	$26.91	$21.89
Granted	42.47	32.12	42.50
Exercised	14.88	13.70	14.09
Forfeited	41.47	37.43	39.87
Options outstanding, December 31	$32.33	$29.09	$26.91
Options exercisable, December 31	$27.77	$24.52	$20.64

As of December 31, 2010, the weighted average remaining contractual life of options outstanding and of options exercisable was 5.9 years and 4.4 years, respectively.

As of December 31, 2010, the aggregate intrinsic value of total options outstanding was $25.4 million, of which $24.2 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2010, 2009 and 2008: a risk-free interest rate of 2.4%, 1.9% and 3.0%, respectively; stock volatility of 26.9%, 27.0% and 24.5%, respectively; and dividend yields of 1.5%, 1.9% and 1.3%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends.  Expected lives, which are based on prior experience, averaged 5 years for 2010, 2009 and 2008. The weighted average grant date fair value of options granted in 2010, 2009 and 2008 was $10.38, $6.98 and $9.94, respectively.

For the years ended December 31, 2010, 2009 and 2008, the intrinsic value of options exercised was $5.9 million, $7.1 million and $18.0 million, respectively. The grant date fair value of options vested during those same periods was $3.5 million, $3.7 million and $3.0 million, respectively.

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

The following table summarizes changes in outstanding SARs:

	2010	2009	2008
SARs outstanding, January 1	78,512	56,012	40,339
Granted	36,255	22,500	24,062
Exercised	(3,719)	-	(4,208)
Forfeited	-	-	(4,181)
SARs outstanding, December 31	111,048	78,512	56,012
SARs exercisable, December 31	41,439	24,861	10,196

Weighted Average Exercise Price	2010	2009	2008
SARs outstanding, January 1	$38.04	$40.43	$38.85
Granted	42.68	32.09	41.70
Exercised	32.50	-	32.59
Forfeited	-	-	40.39
SARs outstanding, December 31	$39.74	$38.04	$40.43
SARs exercisable, December 31	$39.16	$39.22	$37.98

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

The following table summarizes changes in our outstanding PVS awards:

	2010	2009	2008
Non-vested PVS awards, January 1	327,498	330,458	261,131
Granted at target level	123,068	125,600	158,795
Adjustments above/(below) target	(48,364)	(5,112)	45,015
Vested and converted	(50,337)	(80,083)	(123,891)
Forfeited	(4,315)	(43,365)	(10,592)
Non-vested PVS awards, December 31	347,550	327,498	330,458

Weighted Average Grant Date Fair Value	2010	2009	2008
Non-vested PVS awards, January 1	$39.63	$40.62	$34.81
Granted at target level	42.34	32.12	42.45
Adjustments above/(below) target	44.99	32.69	24.86
Vested and converted	38.22	32.69	25.14
Forfeited	37.61	39.10	40.28
Non-vested PVS awards, December 31	$39.21	$39.63	$40.62

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2010, 2009 and 2008 was $42.34, $32.12 and $42.45, respectively. We expect that the PVS awards will vest at 50% of their target award amounts, converting to 199,761 shares to be issued over an average remaining term of 1.1 years.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes our PVU awards outstanding as of December 31, 2010, and changes during the year then ended:

	PVU awards	Weighted Average Grant Date Fair Value per award
Non-vested PVU awards, January 1	20,792	$39.17
Granted at target level	7,697	42.30
Adjustments above/(below) target	(2,484)	38.22
Vested and converted	(2,585)	38.22
Forfeited	-	-
Non-vested PVU awards, December 31	23,420	$38.94

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25 thousand in any one calendar year. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year). Purchases under the ESPP were 56,608 shares, 58,606 shares and 53,029 shares for the years 2010, 2009 and 2008, respectively.  At December 31, 2010, there were approximately 2.2 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the conversion of compensation into deferred stock units. As of December 31, 2010, the two deferred compensation plans held a total of 309,918 deferred stock units, which, due to their cash settlement feature, are recorded within other long-term liabilities. The liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 82,083 deferred stock awards.

Management Incentive Plan

Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 1,400 shares, 3,700 shares and 5,700 shares in 2010, 2009 and 2008, respectively. Incentive stock forfeitures of 50 shares, 400 shares and 600 shares occurred in 2010, 2009 and 2008, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $38.22 per share granted in 2010, $32.09 per share granted in 2009 and $41.70 per share granted in 2008.

Note 16: Commitments and Contingencies

At December 31, 2010, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2010, 2009 and 2008 was $10.2 million, $12.9 million and $11.2 million, respectively, and is net of sublease income of $0.7 million annually for the same years.

At December 31, 2010, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2011	$9.9
2012	8.8
2013	3.0
2014	2.7
2015	2.7
Thereafter	15.9
Total	43.0
Less sublease income	1.2
$41.8

At December 31, 2010, outstanding unconditional contractual commitments for the purchase of raw materials, utilities and equipment amounted to $23.6 million, of which, $11.8 million is due to be paid in 2011.

We have letters of credit totaling $2.6 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers and to guarantee the payment of equipment leases in Ireland and sales tax liabilities in the U.S. Our accrual for insurance obligations was $8.5 million at December 31, 2010.

During 2009, we enrolled in a tax amnesty program offered by the Brazilian government which provided for reduced penalties and interest on certain of our tax obligations. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2010 related to these matters and adjusted for expected amnesty benefits, was $7.2 million.

In December 2010, anticipating the expiration of the lease on our current headquarters building, we entered into an agreement for the construction and lease of a new global headquarters building. The lease term is 15 years from the commencement date and the aggregate rent payments over the term are expected to be approximately $69.0 million. The rent payment obligation is not reflected in our consolidated balance sheets because the lease term will not commence until January 2013. We also have the option to purchase the building for a total cost based on actual construction and development costs incurred (refer to Note 18, Subsequent Event, for additional information).

Note 17: New Accounting Standards

Recently Adopted Standards

In February 2010, we adopted revised guidance that removes the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing SEC guidance. The adoption did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance requiring new disclosures for significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. In addition, the guidance clarifies certain existing disclosure requirements. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our financial statements, as there have been no transfers between Level 1 and Level 2 measurements during 2010. See Note 13, Fair Value Measurements, for additional information.

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

Standards Issued Not Yet Adopted

In December 2010, the FASB issued amended guidance for business combinations. The update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations, and clarifies the periods for which pro forma information should be presented. This guidance is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010. Management believes the adoption will not have a material impact on our financial statements.

In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. The guidance requires companies to allocate revenue from these types of arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence is not available. This guidance also expands required disclosures and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management believes the adoption will not have a material impact on our financial statements.

Note 18:  Subsequent Event

On December 17, 2010, we entered into an agreement for the construction and lease of a new global headquarters building.  The construction will begin in early 2011 and is expected to be completed in January 2013.  The lease agreement gives us an option to purchase the building, which we exercised on February 25, 2011.  The purchase price is equal to the actual costs incurred to complete the project plus a developer's fee and is currently estimated to be approximately $39.0 million, including transaction fees.  In addition to the purchase price, we expect to incur between $20.0 million and $22.0 million in related building improvements over the next two years.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2011

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Full Year
2010
Net sales	$274.7	$281.8	$271.4	$276.8	$1,104.7
Gross profit	82.2	83.2	74.7	78.0	318.1
Net income	$19.8	$21.7	$17.8	$6.0	$65.3

Net income per share:
Basic	$0.60	$0.65	$0.53	$0.18	$1.96
Diluted	$0.57	$0.62	$0.51	$0.18	$1.89

2009
Net sales	$242.4	$261.0	$258.9	$293.4	$1,055.7
Gross profit	69.3	78.7	71.7	83.9	303.6
Net income	$15.4	$19.7	$17.2	$20.3	$72.6

Net income per share:
Basic	$0.47	$0.60	$0.52	$0.62	$2.21
Diluted	$0.46	$0.57	$0.50	$0.59	$2.12

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)	First quarter 2009 net income included $1.7 million of discrete tax benefits ($0.05 per diluted share).
(2)
Net income for the third quarter of 2010 included $1.6 million ($0.04 per diluted share) of income from the reduction in liabilities for acquisition-related contingencies. Third quarter 2009 net income included a gain on Brazilian tax amnesty benefits of $1.7 million ($0.04 per diluted share).

(3)
Fourth quarter 2010 net income included $9.4 million of restructuring, impairment and related charges ($0.27 per diluted share) and discrete tax benefits of $1.1 million ($0.03 per diluted share). In the fourth quarter of 2009, net income included $5.6 million of restructuring and related charges ($0.16 per diluted share), discrete tax benefits of $4.0 million ($0.11 per diluted share) and a $1.3 million ($0.03 per diluted share) charge relating to the Brazilian tax amnesty program.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010 our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within West have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

During the fourth quarter ended December 31, 2010, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On December 22, 2010, we announced our entry into a lease agreement with 530 Regency Drive Associates, L.P. (Landlord) for the construction of a new global headquarters building in Eagleview Corporate Center in Exton, Pennsylvania. Pursuant to the terms of the lease agreement, on February 25, 2011, we delivered notice to the Landlord exercising our option to purchase the building. The purchase price is equal to the actual costs incurred to complete the project plus a developer’s fee and is currently estimated to be approximately $39.0 million, including transaction fees. In addition to the purchase price, we expect to incur between $20.0 million and $22.0 million in related building improvements over the next two years. By exercising the option to purchase, upon completion of the building (expected in January 2013), we will no longer be subject to the lease terms set forth under the lease agreement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors is incorporated by reference from the discussion under the heading Proposal 1 – Election of Directors in our 2011 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance – Code of Business Conduct in our 2011 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Matters – 2012 Shareholder Proposals or Nominations in our 2011 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Meetings and Committees of the Board of Directors – Committees – Audit Committee in our 2011 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2010 Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information about director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors and Executive Compensation in our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Management and Certain Beneficial Owners in our 2011 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2010. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico, Inc. Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,306,707	(1)	$32.35	(2)	3,486,128	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	3,306,707		$32.35		3,486,128

(1)
Includes 1,255,348 outstanding stock options, 347,550 unvested restricted performance share units and 82,083 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan. Includes 1,280,053 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007), 314,423 outstanding stock options under the 1998 Key Employee Incentive Compensation Plan and 27,250 outstanding options under the 1999 Non-Qualified Stock Option Plan for Non-Employee Directors (which were both terminated in 2004). The average term of remaining options granted is 5.9 years. No future grants or awards may be made under the terminated plans. The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 2,245,581 shares reserved under the Company’s Employee Stock Purchase Plan and 1,240,547 shares remaining available for issuance under the 2007 Omnibus Incentive Compensation Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 797,550. This number of shares is calculated by multiplying the 650 share per offering period per participant limit by 1,227, the number of current participants in the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this Item is incorporated by reference from the discussion under the heading Review of Related Person Transactions in our 2011 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information about the fees for professional services rendered by our independent auditors in 2010 and 2009 is incorporated by reference from the discussion under the heading Services Provided by the Independent Auditor and Fees Paid – Fees Paid to PricewaterhouseCoopers LLP in our 2011 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2010
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.3	$0.9	$(0.3)	$24.9
Allowance for doubtful accounts receivable	0.7	(0.2)	-	0.5
Total allowances deducted from assets	$25.0	$0.7	$(0.3)	$25.4

For the year ended December 31, 2009
Allowances deducted from assets
Deferred tax asset valuation allowance	$23.4	$1.3	$(0.4)	$24.3
Allowance for doubtful accounts receivable	0.7	(0.2)	0.2	0.7
Total allowances deducted from assets	$24.1	$1.1	$(0.2)	$25.0

For the year ended December 31, 2008
Allowances deducted from assets
Deferred tax asset valuation allowance	$27.0	$0.2	$(3.8)	$23.4
Allowance for doubtful accounts receivable	0.6	0.3	(0.2)	0.7
Total allowances deducted from assets	$27.6	$0.5	$(4.0)	$24.1
__________________________
(1)	Includes accounts receivable written off, translation adjustments and reversals of prior year valuation allowances.

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

February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 28, 2011
Donald E. Morel, Jr., Ph.D	of the Board, (Principal Executive Officer)

/s/ Joseph E. Abbott	Vice President and Corporate Controller	February 28, 2011
Joseph E. Abbott	(Principal Accounting Officer)

/s/ William J. Federici	Vice President and Chief Financial Officer	February 28, 2011
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 22, 2011
Mark A. Buthman*

/s/ Thomas W. Hofmann	Director	February 22, 2011
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 22, 2011
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 22, 2011
Paula A. Johnson*

/s/ Douglas A. Michels	Director	February 22, 2011
Douglas A. Michels*

/s/ John P. Neafsey	Director	February 22, 2011
John P. Neafsey*

/s/ John H. Weiland	Director	February 22, 2011
John H. Weiland*

/s/ Anthony Welters	Director	February 22, 2011
Anthony Welters*

/s/ Geoffrey F. Worden	Director	February 22, 2011
Geoffrey F. Worden*

/s/ Robert C. Young	Director	February 22, 2011
Robert C. Young*

/s/ Patrick J. Zenner	Director	February 22, 2011
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.

3.2	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.

4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.

4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.

4.3	Article I and V of our Bylaws, as amended through October 14, 2008, are incorporated by reference from our Form 8-K dated October 20, 2008.

4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.

10.1
Lease Agreement dated December 17, 2010, by and between us and 530 Regency Drive Associates, L.P., a Pennsylvania limited partnership, is incorporated by reference from our 8-K dated December 22, 2010.

10.2	Letter to 530 Regency Drive Associates, L.P. exercising purchase option.

10.3	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.

10.4	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.

10.5
Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.6 (2)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated), is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.

10.7 (2)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, is incorporated by reference from our 2001 10-K report.

10.8 (2)
Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.9 (2)
Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

10.10 (2)
Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008, is incorporated by reference from our 2008 10-K report.

10.11 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.

Exhibit Number	Description
10.12 (2)	Award Letter dated July 28, 2008 between us and Matthew T. Mullarkey (relating to the 2007-2009 performance period) is incorporated by reference from our Form 8-K dated July 28, 2008.

10.13 (2)	Severance and Non-Competition Agreement dated July 28, 2008 between us and Matthew T. Mullarkey is incorporated by reference from our Form 8-K dated July 28, 2008.

10.14 (2)	Severance Benefits Letter Agreement, dated as of December 22, 2009 between us and Matthew T. Mullarkey.

10.15 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, is incorporated by reference from our 2007 10-K report.

10.165 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.

10.17 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.

10.18 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.

10.19 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.

10.20 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.21 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.22 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.23 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.

10.24 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.

10.25 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated May 4, 2007.

10.26 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

10.27 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

Exhibit Number	Description
10.28 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.29 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.30 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.31 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.32 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.33 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.343 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.35 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.36 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.37 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.38 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

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

10.43 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.

10.44 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.

10.45
Credit Agreement, dated as of June 4, 2010, among us, certain of our subsidiaries, the lenders party thereto from time to time, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Citizens Bank of Pennsylvania, as Documentation Agent, and PNC Capital Markets, LLC, as Lead Arranger is incorporated by reference from our 8-K report dated June 10, 2010.

10.46
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

10.47 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.

10.48 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.49 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.

10.50	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.

10.51 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.

10.52 (3)
2006-2010 Worldwide Butyl Polymer Supply/Purchase Agreement, entered into on October 6, 2006 and effective from January 1, 2006 through December 31, 2010, between us and ExxonMobil Chemical Company is incorporated by reference from our 2006 10-K report.

10.53 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.

Exhibit Number	Description
10.54 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.

10.55 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.56	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.

10.57	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Powers of Attorney.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.