Form 10-Q
period 2011-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2011-05-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 30, 2011, there were 33,487,904 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$295.4	$274.7
Cost of goods and services sold	207.4	192.5
Gross profit	88.0	82.2
Research and development	6.9	5.4
Selling, general and administrative expenses	50.6	46.6
Restructuring and other items (Note 2)	1.7	1.3
Operating profit	28.8	28.9
Interest expense	4.7	4.0
Interest income	(0.2)	(0.1)
Income before income taxes	24.3	25.0
Income tax expense	6.1	6.2
Equity in net income of affiliated companies	1.4	1.0
Net income	$19.6	$19.8

Net income per share:
Basic	$0.59	$0.60
Diluted	$0.56	$0.57

Weighted average shares outstanding:
Basic	33.4	33.1
Diluted	36.8	36.5

Dividends declared per share	$0.17	$0.16

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash, including cash equivalents	$94.6	$110.2
Accounts receivable, net	161.2	126.4
Inventories	157.1	147.0
Deferred income taxes	11.3	10.5
Other current assets	56.9	42.5
Total current assets	481.1	436.6
Property, plant and equipment	1,127.4	1,077.2
Less accumulated depreciation and amortization	552.9	522.4
Property, plant and equipment, net	574.5	554.8
Investments in affiliated companies	48.9	48.2
Goodwill	115.2	112.5
Deferred income taxes	68.4	64.5
Intangible assets, net	55.1	55.1
Other noncurrent assets	22.9	22.6
Total Assets	$1,366.1	$1,294.3

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$6.3	$0.3
Accounts payable	66.2	63.2
Pension and other postretirement benefits	2.1	2.1
Accrued salaries, wages and benefits	48.6	48.3
Income taxes payable	6.6	5.0
Taxes other than income	12.1	10.0
Other current liabilities	40.9	40.8
Total current liabilities	182.8	169.7
Long-term debt	364.7	358.1
Deferred income taxes	21.0	20.0
Pension and other postretirement benefits	91.2	87.2
Other long-term liabilities	43.3	33.6
Total Liabilities	703.0	668.6

Commitments and contingencies (Note 12)

Total Equity	663.1	625.7
Total Liabilities and Equity	$1,366.1	$1,294.3

See accompanying notes to condensed consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
        West Pharmaceutical Services, Inc. and Subsidiaries
        (In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2010	34.3	$8.6	$77.3	(1.0)	$(41.5)	$612.6	$(31.3)	$625.7
Net income						19.6		19.6
Stock-based compensation			2.2					2.2
Shares issued under stock plans			(6.6)	0.2	8.1			1.5
Shares repurchased for employee tax withholdings				(0.1)	(2.1)			(2.1)
Excess tax benefit from employee stock plans			1.2					1.2
Cash dividends declared						(5.5)		(5.5)
Other comprehensive income, net of tax							20.5	20.5
Balance, March 31, 2011	34.3	$8.6	$74.1	(0.9)	$(35.5)	$626.7	$(10.8)	$663.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$19.6	$19.8
Depreciation	18.3	16.6
Amortization	1.2	1.1
Other non-cash items, net	2.1	1.4
Changes in assets and liabilities	(31.7)	(27.4)
Net cash provided by operating activities	9.5	11.5

Cash flows from investing activities:
Capital expenditures	(19.4)	(17.7)
Acquisition of business, net of cash acquired	-	(1.3)
Acquisition of patents and other long-term assets	(0.4)	-
Purchases of investments, net	(9.6)	(0.7)
Other, net	0.3	-
Net cash used in investing activities	(29.1)	(19.7)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit agreements, net	6.0	(2.2)
Changes in other debt	(0.3)	(0.3)
Dividend payments	(5.4)	(5.3)
Excess tax benefit from employee stock plans	1.2	2.0
Shares repurchased for employee tax withholdings	(2.1)	(2.0)
Issuance of common stock from treasury	0.7	1.9
Net cash provided by (used in) financing activities	0.1	(5.9)

Effect of exchange rates on cash	3.9	(3.1)
Net decrease in cash and cash equivalents	(15.6)	(17.2)

Cash, including cash equivalents at beginning of period	110.2	83.1
Cash, including cash equivalents at end of period	$94.6	$65.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2011 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Restructuring and related charges:
Severance and post-employment benefits	$1.5	$0.4
Impairments and asset write-offs	0.2	0.1
Other restructuring charges	0.2	0.1
Total restructuring and related charges	1.9	0.6

Foreign exchange (gains) losses and other	(0.2)	0.7

Total restructuring and other items	$1.7	$1.3

Restructuring and Related Charges

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the closure of a plant in the U.S. and a longer-term reduction in operations at a manufacturing facility in England. This plan will also result in the elimination of certain operational and administrative positions at various other locations. We expect to incur total restructuring and related charges of approximately $21.0 million through the end of 2012, which consists of approximately $15.0 million in cash expenditures for employee severance benefits and plant closure and asset relocation costs, and $6.0 million in non-cash asset impairment and disposal charges. To date, we have incurred $16.4 million in total charges as part of this plan, including $14.5 million in December of 2010 and $1.9 million during the three months ended March 31, 2011. The balance of the anticipated charges will be recognized as incurred during 2011 and 2012.

During the first quarter of 2010, we incurred $0.6 million in restructuring and related charges in connection with the 2009 restructuring program.

The following table presents activity related to our restructuring obligations during the three months ended March 31, 2011:

($ in millions)	Severance and benefits
Balance, December 31, 2010	$10.2
Charges	1.5
Cash payments	(1.2)
Balance, March 31, 2011	$10.5

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

For the three months ended March 31, 2011, our effective tax rate was 24.9% compared with 24.7% for the same period in 2010. Discrete tax items did not have a significant impact on our effective tax rate for either of the periods presented.

It is reasonably possible that due to the expiration of statutes and the closing of audits during the next twelve months, the total amount of unrecognized tax benefits may be reduced further by approximately $0.8 million, resulting in a favorable impact on the effective tax rate. The balance of accrued interest and penalties was $0.4 million at both March 31, 2011 and December 31, 2010.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are subject to examination in the U.S. Federal tax jurisdiction for tax years 2007 through 2010. We are also open for examination in various state and foreign jurisdictions for tax years 2005 through 2010.

Note 4:  Derivative Financial Instruments

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

Interest Rate Risk

On February 25, 2011, we exercised an option to purchase our new corporate office and research facility. Refer to Note 12, Commitments and Contingent Liabilities, for additional details. In conjunction with this, we anticipate that during January 2013, we will borrow $43.0 million under a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of March 31, 2011, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

In the first quarter of 2011, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies. These contracts are described below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. made by certain European subsidiaries. As of March 31, 2011, there were nine monthly contracts outstanding at ¥95.0 million each, for an aggregate notional amount of ¥855.0 million (approximately $10.3 million).

We have entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases by certain European subsidiaries. As of March 31, 2011, there were nine monthly contracts outstanding at $0.8 million each, for an aggregate notional amount of $7.2 million.

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of March 31, 2011, there were nine monthly contracts outstanding at $1.2 million each, for an aggregate notional amount of $10.8 million.

As of March 31, 2011 and December 31, 2010, a portion of our long-term debt consisted of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $14.8 million pre-tax ($9.1 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2011. We have also designated our 1.0 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At March 31, 2011, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $1.3 million pre-tax ($0.8 million after tax) which was also included within accumulated other comprehensive loss.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to fluctuations in crude oil prices. We entered into the following economic hedges that did not qualify for hedge accounting treatment since they did not meet the highly effective requirement at inception.

In January 2011, we purchased a series of call options for a total of 77,900 barrels of crude oil, which are intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of May through November 2011. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.5 million premium that we paid to purchase the contracts.

During the three months ended March 31, 2011, a gain of $0.9 million was recorded in cost of goods and services sold related to these outstanding call options. During the first quarter of 2010, a loss of $0.1 million related to crude-oil options was recorded in cost of goods and services sold.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2011 and December 31, 2010.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for Three Months Ended March 31,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$-	$-	$-	Net sales
Foreign currency hedge contracts	(0.7)	-	-	-	Cost of goods and services sold
Interest rate swap contracts	1.0	0.5	(0.8)	(0.8)	Interest expense
Total	$-	$0.5	$(0.8)	$(0.8)
Net Investment Hedges:
Foreign currency-denominated debt	$(4.1)	$4.5	$-	$-	Foreign exchange (gains) losses and other
Total	$(4.1)	$4.5	$-	$-

For the three months ended March 31, 2011 and 2010, there was no ineffectiveness related to our cash flow and net investment hedges.

Note 5:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	March 31,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$10.3	$10.3	$-	$-
Deferred compensation assets	3.6	3.6	-	-
Commodity contracts	1.3	-	1.3	-
	$15.2	$13.9	$1.3	$-
Liabilities:
Contingent consideration	$2.5	$-	$-	$2.5
Deferred compensation liabilities	6.0	6.0	-	-
Foreign currency contracts	1.4	-	1.4	-
Interest rate swap contracts	5.7	-	5.7	-
	$15.6	$6.0	$7.1	$2.5

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.6	$0.6	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$4.2	$4.2	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Interest rate swap contracts	6.1	-	6.1	-
	$13.8	$5.4	$6.1	$2.3

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2010	$2.3
Increase in fair value recorded in earnings	0.2
Balance, March 31, 2011	$2.5

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At March 31, 2011, the estimated fair value of long-term debt was $360.1 million compared to a carrying amount of $364.7 million. At December 31, 2010, the estimated fair value of long-term debt was $344.2 million and the carrying amount was $358.1 million.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	March 31,	December 31,
($ in millions)	2011	2010
Finished goods	$69.4	$65.1
Work in process	24.5	21.4
Raw materials	63.2	60.5
	$157.1	$147.0

Note 7:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Net income, as reported, for basic net income per share	$19.6	$19.8
Plus: interest expense on convertible debt, net of tax	1.1	1.1
Net income for diluted net income per share	$20.7	$20.9

Weighted average common shares outstanding	33.4	33.1
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9
Weighted average shares assuming dilution	36.8	36.5

Options to purchase 1.4 million and 0.8 million shares of our common stock for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive.

Note 8:  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Net income	$19.6	$19.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21.4	(18.5)
Defined benefit pension and other postretirement plans	(0.1)	1.1
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	-	0.5
Losses included in net income	(0.8)	(0.8)
Net unrealized losses on derivatives	(0.8)	(0.3)
Other comprehensive income (loss), net of tax	20.5	(17.7)
Comprehensive income	$40.1	$2.1

Note 9:  Stock-Based Compensation

At March 31, 2011, there were 509,280 shares remaining under the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”) available for future grants. The 2007 Plan provides for the granting of stock options, stock appreciation rights, performance-vesting share awards, performance-vesting unit awards, and other stock awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award.

In the first quarter of 2011, we granted 471,468 stock options at a weighted average exercise price of $40.85 per share based on the grant-date fair value of our stock to key employees under the 2007 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $8.76 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.16%; expected life of 5.5 years based on prior experience; stock volatility of 24.3% based on historical data; and a dividend yield of 1.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the first quarter of 2011, we granted 101,099 performance-vesting share (“PVS”) awards at a grant-date fair value of $40.85 per share to key employees under the 2007 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
Service cost	$2.4	$2.3	$0.3	$0.2	$2.7	$2.5
Interest cost	4.0	3.5	0.3	0.3	4.3	3.8
Expected return on assets	(4.0)	(3.2)	-	-	(4.0)	(3.2)
Amortization of prior service credit	(0.4)	(0.3)	-	-	(0.4)	(0.3)
Recognized actuarial losses	1.5	1.3	-	-	1.5	1.3
Net periodic benefit cost	$3.5	$3.6	$0.6	$0.5	$4.1	$4.1

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
U.S. plans	$2.7	$3.1	$0.6	$0.5	$3.3	$3.6
International plans	0.8	0.5	-	-	0.8	0.5
Net periodic benefit cost	$3.5	$3.6	$0.6	$0.5	$4.1	$4.1

Note 11:  Segment Information

Our operations are comprised of two reportable segments: Pharmaceutical Packaging Systems (“Packaging Systems”) and Pharmaceutical Delivery Systems (“Delivery Systems”). Packaging Systems consists of our core pharmaceutical packaging products for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, as well as laboratory and other services. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Net sales:
Packaging Systems	$215.8	$198.9
Delivery Systems	80.5	76.9
Intersegment sales	(0.9)	(1.1)
Total net sales	$295.4	$274.7
Operating profit:
Packaging Systems	$42.0	$39.8
Delivery Systems	1.8	1.2
Corporate	(13.1)	(11.5)
Other unallocated items	(1.9)	(0.6)
Total operating profit	$28.8	$28.9
Interest expense	4.7	4.0
Interest income	(0.2)	(0.1)
Income before income taxes	$24.3	$25.0

Refer to Note 2, Restructuring and Other Items, for further information regarding other unallocated items.

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

Except as discussed below, there have been no significant changes to the commitments and contingent liabilities that were included in our 2010 Annual Report.

On February 25, 2011, we exercised an option to purchase our new corporate office and research facility, which will replace our existing leased building. The construction began in the first quarter of 2011 and is expected to be completed in January 2013. The majority of the building will be constructed under our agreement with a real estate development company. Costs expected to be incurred under this agreement are approximately $36.0 million and payment is due upon completion. Amounts incurred under this contract will be accrued to property, plant and equipment and other long-term liabilities. In addition to these amounts, we expect to directly incur approximately $30.0 million in capital expenditures related to the facility over the next two years.

Note 13:  New Accounting Standards

Recently Adopted Standards

In December 2010, the FASB issued amended guidance for business combinations. The update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations, and defines the periods for which pro forma information should be presented. This guidance was effective for us as of January 1, 2011 and will be applied prospectively to business combinations entered into on or after that date.

In September 2009, the FASB issued revised guidance for multiple-deliverable revenue arrangements. The guidance requires companies to allocate revenue in these types of arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence is not available. This guidance also expands required disclosures. We adopted this guidance as of January 1, 2011, on a prospective basis. The adoption did not have a material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of our financial condition and operating results should be read in conjunction with the Management’s Discussion and Analysis and consolidated financial statements and accompanying notes included in our 2010 Annual Report. Throughout this section, references to “Notes” refer to the footnotes to our condensed consolidated financial statements (unaudited) in Part 1, Item 1 of this Form 10-Q, unless otherwise indicated.

Business Segments

We manage and operate our business through the following two segments - Pharmaceutical Packaging Systems (“Packaging Systems”) and Pharmaceutical Delivery Systems (“Delivery Systems”). Packaging Systems manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. West also maintains global partnerships to share technologies and market products with affiliates in Japan and Mexico.

First Quarter Financial Performance

We achieved higher sales in both the Packaging Systems and Delivery Systems segments which led to consolidated revenues of $295.4 million, an increase of 7.5% from the same period a year ago. The sales growth was the result of a favorable sales mix and increased volume, partially influenced by our customers’ inventory management efforts which deferred some December 2010 orders into the first quarter of 2011. Our sales mix continued to improve as we achieved higher year-over-year sales of our advanced pharmaceutical packaging components and proprietary devices.

All of our major geographic regions experienced sales growth for the first quarter when compared to the prior year. Total 2011 sales originating in the U.S. were $134.2 million, an increase of 2.9% from the same quarter a year ago, reflecting higher domestic demand for pharmaceutical packaging components and increased contract-manufacturing activity. Revenues generated outside of the U.S. were $161.2 million, an increase of 11.7%, which reflected higher sales of pharmaceutical packaging components in Europe, South America and the Asia-Pacific region.

Gross profit of $88.0 million was $5.8 million, or 7.1%, higher than the prior-year quarter, driven by increased demand and the improved sales mix. Consolidated operating profit for the first quarter of 2011 was $28.8 million, relatively unchanged compared with the same period last year, as increased segment operating profit was offset by higher restructuring and related charges and unallocated corporate costs. Corporate costs were higher, primarily as a result of the impact from higher share prices on our stock-based compensation plans and deferred compensation liabilities. Net income for the first quarter of 2011 was $19.6 million, or $0.56 per diluted share, compared to $19.8 million, or $0.57 per diluted share, in the prior-year first quarter. Restructuring and related charges reduced net income by $1.3 million, or $0.04 per diluted share, in the first quarter of 2011 and by $0.4 million, or $0.01 per diluted share, in the prior-year first quarter.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency by consolidating certain manufacturing operations and eliminating a number of redundant positions. The plan involves the 2011 closure of one manufacturing plant in the U.S., a longer-term reduction in operations at another manufacturing facility in England, and the elimination of certain administrative, engineering and operating positions at various other locations. In total, we expect to incur approximately $21.0 million in restructuring and related charges, which consists of approximately $15.0 million in cash expenditures for severance and costs associated with the plant closure and relocation of certain assets, and $6.0 million in non-cash asset impairment and disposal charges. To date, we incurred actual charges of $14.5 million during December of 2010 and $1.9 million during the first quarter of 2011. We currently expect to incur total charges of approximately $4.0 million during the full year 2011, and approximately $2.5 million during 2012. Restructuring and related charges are considered unallocated costs and are excluded from our segment operating results.

Japan Earthquake and Tsunami

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami and several aftershocks. These geological events caused significant damage in the region, including severe damage to nuclear power plants, and impacted Japan’s power and other infrastructure as well as its economy. Daikyo, our Japanese affiliate and one of our suppliers, is located in Japan and its ability to continue to supply us on a timely basis may be affected. To date, they experienced only brief interruptions in production and are devoting increased efforts to supply chain management, communications and safety procedures. We do not believe these events will have a material impact on Daikyo’s operations in the second quarter of 2011 unless conditions worsen, including, but not limited to, broader power outages and adverse effects from radiation.

Beyond the second quarter of 2011, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that we could experience delays or other constraints and/or price increases related to Daikyo’s products that could adversely affect our financial condition and operating results.

RESULTS OF OPERATIONS

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

Net Sales

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Packaging Systems	$215.8	$198.9
Delivery Systems	80.5	76.9
Intersegment sales elimination	(0.9)	(1.1)
Consolidated net sales	$295.4	$274.7

Consolidated first-quarter 2011 net sales increased by $20.7 million, or 7.5%, compared to sales achieved in the prior-year first quarter. Increased sales volume and a favorable mix of products contributed 6.9 percentage points of the increase. Selling price increases contributed 0.4 percentage points of the increase, and a slightly favorable foreign currency translation effect contributed 0.2 percentage points to the year-over-year increase.

Packaging Systems - This segment contributed $16.9 million to the first quarter 2011 sales increase, which represented a year-over-year increase of 8.5%. The majority of this increase resulted from higher volume and a favorable product mix of $13.8 million combined. Sales benefitted from increased demand for pharmaceutical packaging components in all of our geographic regions. Our product mix improved on increased sales of our advanced pharmaceutical packaging products including Westar®-processed and FluroTec™-coated closures as well as the recently introduced Envision™ line of vision-inspected components. Higher selling prices contributed $2.4 million, and the impact of foreign currency translation added $0.7 million to the sales increase.

Delivery Systems - Net sales for Delivery Systems in the first quarter of 2011 were $3.6 million, or 4.7%, above prior-year levels for the same quarter. The sales increase was the result of favorable product mix and volume totaling $4.9 million, partially offset by lower selling prices of $1.1 million and the impact of unfavorable foreign currency translation of $0.2 million. The majority of the favorable product mix came from growth in sales of drug reconstitution devices and increased sales of Daikyo Crystal Zenith® vials and syringes during the quarter. Despite modest selling price increases on several products, overall selling prices were lower as a result of scheduled price reductions under certain contract-manufacturing agreements.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems.

Gross Profit

The following table presents our gross profit by reportable segment. The related gross margin percentages are calculated as gross profit divided by net sales:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Packaging Systems:
Gross Profit	$73.2	$69.2
Gross Margin	33.9%	34.8%
Delivery Systems:
Gross Profit	$14.8	$13.0
Gross Margin	18.4%	17.0%
Consolidated Gross Profit	$88.0	$82.2
Consolidated Gross Margin	29.8%	29.9%

First-quarter 2011 consolidated gross profit increased $5.8 million over the same quarter in 2010. Our gross margin percentage remained relatively consistent with the prior year as the favorable impact from sales increases was offset by higher raw material costs, the majority of which related to the rising cost of petroleum-based materials and natural rubber. Included in gross profit is an unrealized gain on raw materials hedge contracts of $0.9 million, which added 0.3 percentage points to our consolidated gross margin. These hedge contracts are intended to offset a portion of the raw material cost increases resulting from higher market prices of crude oil.

Packaging Systems - Gross profit for Packaging Systems increased $4.0 million in 2011 versus the same 2010 period due to higher sales volumes and favorable product mix. The corresponding gross margin percentage decreased by 0.9 percentage points compared with the first quarter of 2010 as a result of an increase in raw material costs that outpaced selling price increases and the benefit from sales volume and mix. Increased raw material costs, net of the hedging gain, resulted in a reduction to our gross margin percentage of 2.1 percentage points. Partially offsetting this decline were the favorable impacts from selling price increases of 0.7 percentage points, and favorable sales volume and product mix totaling 0.7 percentage points.

Delivery Systems - For the three months ended March 31, 2011, Delivery Systems’ gross profit increased by $1.8 million compared with the same quarter of 2010. Over the same period, the segment’s gross margin increased by 1.4 percentage points. These gains were primarily driven by favorable sales mix resulting from growth in sales of drug reconstitution devices, improved production efficiencies and savings from restructuring activities.

Research and Development (“R&D”) Costs

	Three Months Ended
	March 31,
($ in millions)	2011	2010

R&D costs	$6.9	$5.4

Total R&D costs during the three months ended March 31, 2011 were $1.5 million higher than those incurred in the same 2010 period as a result of increased development activities surrounding our advanced packaging and ready-to-use components, and drug injection systems. Also contributing to the year-over-year increase was $0.8 million of incremental R&D from our July 2010 acquisition of La Model Ltd.’s electronic-patch-injector system. We currently expect that R&D costs incurred during the 2011 calendar year will exceed the comparable 2010 amounts as a result of our continued investment in acquired technologies and increased emphasis on improving the consistency, cleanliness and value of pharmaceutical packaging components.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended
	March 31,
($ in millions)	2011	2010

SG&A costs	$50.6	$46.6
SG&A as a % of net sales	17.1%	16.9%

First-quarter 2011 consolidated SG&A expenses were $4.0 million above those recorded in the same period of 2010 and slightly higher as a percentage of consolidated net sales for the same period. SG&A for the segments increased $2.6 million, the majority of which related to sales commissions on higher sales, annual wage increases, and the cost of increased headcount in targeted areas including sales and marketing personnel in Europe and Asia.

General corporate SG&A costs for the first quarter of 2011 were $1.4 million higher than the same 2010 period. The majority of this increase was the result of higher incentive compensation costs compared to the prior-year period. In particular, the impact from higher share prices on the valuation of our stock options and deferred compensation liabilities, which are indexed to our stock price, resulted in higher stock-based compensation expense.

Restructuring and Other Items

Other income and expense items, consisting primarily of gains and losses on the sale of fixed assets, impairments of segment assets, and foreign exchange transaction gains and losses are generally recorded within segment or corporate results. Certain restructuring, impairments and other specifically identified gains and losses considered outside of the control of segment management are not allocated to our segments. The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Segments	$(0.2)	$0.9
Corporate and other unallocated items:
Corporate	-	(0.2)
Restructuring and related charges	1.9	0.6
Consolidated restructuring and other items	$1.7	$1.3

Segments’ other expense for the first quarter of 2010 included a foreign exchange transaction loss of $0.6 million resulting from the January 2010 devaluation of the Venezuelan Bolivar.

Restructuring and related charges - During 2011, we incurred restructuring and related charges associated with the plan announced in December of 2010. Charges associated with this plan for the three months ended March 31, 2011 totaled $1.9 million, comprised of employee severance and benefits of $1.5 million and $0.4 million in other related costs. For the first quarter of 2010, we incurred $0.6 million in conjunction with our November 2009 restructuring program, the majority of which represented employee severance and benefits.

Refer to Note 2, Restructuring and Other Items, to the condensed consolidated financial statements for further discussion of the restructuring and related charges in each period.

Operating Profit

The following table presents operating profit by reportable segment, and corporate and other unallocated costs:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Segments:
Packaging Systems	$42.0	$39.8
Delivery Systems	1.8	1.2
Corporate and other unallocated items:
Corporate	(13.1)	(11.5)
Other unallocated expense	(1.9)	(0.6)
Consolidated operating profit	$28.8	$28.9

For the first quarter of 2011, consolidated operating profit was relatively consistent with the same prior-year period despite a year-over-year increase in segment operating profit. The operating profit gains for each of our segments was driven by sales and gross profit, partially offset by increased spending on R&D projects and higher SG&A costs. The majority of the increase in corporate costs related to the impact of higher share prices on our stock-based incentive plans, as described in the SG&A Costs section above.

Items included in other unallocated expense for each period are described in more detail in the Restructuring and Other Items section above.

Interest Expense, Net

The following table presents our consolidated net interest expense by significant component:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Interest expense	$4.9	$4.4
Capitalized interest	(0.2)	(0.4)
Interest income	(0.2)	(0.1)
Consolidated interest expense, net	$4.5	$3.9

Consolidated interest expense, net for the current quarter was higher than the same prior-year period primarily due to increased amortization of debt-issue costs resulting from the June 2010 refinancing of our revolving credit facility.

Income Taxes

Generally, year-over-year fluctuations in the effective tax rate are caused by changes within domestic state and international taxes resulting from our geographic mix of earnings and the impact of discrete items which are required to be recognized in the respective interim reporting period. For the first quarter ended March 31, 2011, our effective tax rate was 24.9% compared to the 24.7% effective tax rate for the same prior-year quarter. Discrete tax items did not have a significant impact on our income tax rate for either of the periods presented.

Our effective tax rate for the year ending December 31, 2011 is expected to be relatively consistent with that of the first quarter, absent the impact of discrete tax items or legislative changes in tax rates.

Equity in Affiliates

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo in Japan and 49% ownership interest in three companies in Mexico. Equity earnings for the three months ended March 31, 2011 were $1.4 million compared to $1.0 million for the same period last year. The year-over-year improvement was due mostly to increased gross profit reported by Daikyo on higher sales of their pharmaceutical packaging products and specialty materials.

Refer to the Japan Earthquake and Tsunami section above for a discussion of these recent events as they relate to Daikyo.

Net Income

First-quarter 2011 net income was $19.6 million, or $0.56 per diluted share, which included restructuring and related charges of $1.3 million (net of $0.6 million in tax).

First-quarter 2010 net income was $19.8 million, or $0.57 per diluted share, which included restructuring and related charges of $0.4 million (net of $0.2 million in tax).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2011	2010
Net cash provided by operating activities	$9.5	$11.5
Net cash used in investing activities	(29.1)	(19.7)
Net cash provided by (used in) financing activities	0.1	(5.9)

Cash Flows from Operating Activities - Our first-quarter 2011 cash provided by operating activities decreased $2.0 million compared to the prior-year period as a result of increases in working capital and other assets and liabilities. Although year-over-year net income was relatively consistent, operating cash flow was lower primarily as a result of a larger increase in accounts receivable balances when compared to the same 2010 period, partially offset by favorable changes in inventory and accounts payable.

Cash Flows from Investing Activities – In 2011, cash used in investing activities was higher by $9.4 million compared to the prior-year first quarter. The increase was primarily due to net purchases of short-term investments which increased $8.9 million compared with the prior-year period. The majority of these short-term investments represent certificates of deposit with maturities between three and nine months.

Consolidated capital spending totaled $19.4 million in the first quarter of 2011, a $1.7 million increase from the same period of 2010. The majority of this increase came from higher capital spending within our Delivery Systems segment for the expansion in capacity for manufacturing Daikyo Crystal Zenith syringes at our Scottsdale, AZ facility. Completion of this project is expected in the fourth quarter of 2011.

We anticipate that full year 2011 capital spending will be between $110.0 million and $130.0 million versus the $71.1 million spent in 2010, but the actual amount incurred this year will be largely dependent on the timing of our planned China expansion. Construction of our new corporate office and research facility began in the first quarter of 2011 and is expected to take two years to complete. Under the terms of our construction and development agreement, the majority of costs required to construct this building will be incurred by our counterparty during the construction period and paid by us at settlement. All construction costs incurred during 2011, which are not due until settlement, will be accrued to property, plant and equipment and other long-term liabilities until they are paid.

Cash Flows from Financing Activities – For the three months ended March 31, 2011, we reported cash from financing activities of $0.1 million compared with cash used of $5.9 million in the same period of 2010. The majority of this change resulted from the timing of borrowing activities. During 2011, we borrowed $6.0 million from our revolving credit facility. During the same period of 2010, we repaid $2.2 million in borrowings from our prior revolving credit facility. We paid cash dividends totaling $5.4 million ($0.17 per share) during the current year, compared to $5.3 million ($0.16 per share) in 2010. On February 24, 2011, we declared a cash dividend of $0.17 per share payable May 4, 2011 to stockholders of record at the close of business on April 20, 2011.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of the respective date:

($ in millions)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$94.6	$110.2
Working capital	$298.3	$266.9
Total debt	$371.0	$358.4
Net debt-to-total invested capital	29.4%	28.4%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Working capital at March 31, 2011 increased $31.4 million, or 11.8%, compared with the balance at December 31, 2010, reflecting increases in accounts receivable of $34.8 million and inventories of $10.1 million, partially offset by an increase in total current liabilities of $13.1 million. Cash and cash equivalents declined $15.6 million, the majority of which related to purchases of $9.6 million of short-term investments during the first quarter. The increased accounts receivable balance was primarily the result of higher sales in the current-year quarter, and increased inventory balances were mostly due to higher raw materials costs and higher quantities of finished goods and work-in-process corresponding with higher orders on-hand compared with year-end 2010. The increase in current liabilities was due to short-term borrowings under our revolving credit facility and an increase in trade accounts payable corresponding with the increased inventory production during the current quarter.

The $12.6 million increase in total debt compared with the December 31, 2010 balance resulted from foreign exchange rate fluctuations of $6.9 million and net borrowings of $5.7 million. As of March 31, 2011, we had $18.1 million in outstanding borrowings under our $225.0 million revolving credit facility. Of this amount, $12.1 million was classified as long-term debt based upon our intent and ability to continue the loans beyond one year, and $6.0 million was classified as short-term based upon our intent to repay this portion within the next twelve months. During the first quarter, we had an average outstanding balance of $13.7 million under our revolving credit facility including both the short and long-term components.

Based on our business outlook and our current capital structure, we believe that we have sufficient liquidity to fund our business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury, and to make other investments. We expect that our cash requirements for the next twelve months will be met primarily through our cash flows from operations, cash and cash equivalents on hand, and amounts available under our $225.0 million multi-currency revolving credit facility. As of March 31, 2011, we had available $204.2 million of borrowing capacity under this committed credit facility, and we have not experienced any limit on our ability to access this source of funds.

We are required by the financial covenants in our debt agreements to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of March 31, 2011, we were in compliance with all of our debt covenants.

 Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2010 Annual Report. During the three months ended March 31, 2011, there were no material changes outside the ordinary course of business in our commitments and contractual obligations or the estimated timing of the future cash payments, except as related to our purchase obligations and capital lease obligations which are summarized below.

The following table includes only the material changes to our commitments and contractual obligations as presented in our 2010 Annual Report.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Capital lease obligations (1)	$0.7	$0.4	$0.4	$0.2	$1.7
Purchase obligations (2)	$11.8	$46.9	$3.6	$3.6	$65.9

(1)
Our estimate of future payments under capital lease obligations was reduced by $69.0 million to reflect the decision to exercise our option to purchase our new corporate office and research facility instead of leasing it.

(2)
Purchase obligations were increased by $36.0 million to include the estimated purchase price under our agreement for the construction and development of our new corporate office and research facility. Payment is due for the portion of the building covered by this contract upon completion, which is expected in January 2013. The actual purchase price of the building will be based on construction and development costs incurred. As of the current date, we have other agreements to purchase $6.2 million in building-related materials which are also reflected in this table. In addition to the amounts included in this table, we expect to directly incur approximately $24.0 million in capital expenditures related to the facility over the next two years.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our 2010 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the three months ended March 31, 2011, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see the risk factors disclosed in Item 1A of our 2010 Annual Report and Part II, Item 1A of this Form 10-Q.

•	sales demand and our ability to meet that demand;

•	competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•	customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•	the timing, regulatory approval and commercial success of customer products that incorporate our products;

•	the timely execution and completion of our 2010 restructuring plan within the cost estimates, and the achievement of cost savings, anticipated by the plan;

•	average profitability, or mix, of products sold in any reporting period;

•	maintaining or improving production efficiencies and overhead absorption;

•	dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate Daikyo Seiko, Ltd.;

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

•
the after-effects of the March 11, 2011 earthquake and tsunami in Japan on the operations of our Daikyo affiliate may affect the timely supply of materials and components used in our products, timely delivery of products that are distributed by us, and Daikyo’s operating results;

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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and no other material changes to the information provided in Part II, Item 7A of our 2010 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the first quarter ended March 31, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2010 Annual Report.

ITEM 1A.  RISK FACTORS

Please refer to the discussion of risks related to the March 11, 2011 Japan earthquake and tsunami in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Japan Earthquake and Tsunami,” which is incorporated herein by reference. Other than the discussion of risks related to the Japan earthquake and tsunami, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2011 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2011	-	$-	-	-
February 1 – 28, 2011	523	40.63	-	-
March 1 – 31, 2011	102,488	41.01	-	-
Total	103,011	$41.00	-	-

(1)
Includes 9,710 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 42,588 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price of option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)
Includes 50,713 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as well as the vesting of incentive and restricted stock awards, as part of the 2007 Plan.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 5, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
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

10.2	Letter to 530 Regency Drive Associates, L.P. exercising purchase option, incorporated by reference from our annual report on Form 10-K dated February 28, 2011.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F - 1