Form 10-Q
period 2011-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2011-08-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011, there were 33,672,936 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$307.9	$281.8	$603.3	$556.5
Cost of goods and services sold	223.3	198.6	430.7	391.1
Gross profit	84.6	83.2	172.6	165.4
Research and development	7.3	5.7	14.2	11.1
Selling, general and administrative expenses	48.5	45.8	99.2	92.4
Restructuring and other items (Note 2)	1.0	1.2	2.7	2.5
Operating profit	27.8	30.5	56.5	59.4
Interest expense	4.6	3.9	9.3	7.9
Interest income	(0.3)	(0.1)	(0.5)	(0.2)
Income before income taxes	23.5	26.7	47.7	51.7
Income tax expense	5.3	6.6	11.3	12.7
Equity in net income of affiliated companies	1.9	1.6	3.3	2.6
Net income	$20.1	$21.7	$39.7	$41.6

Net income per share:
Basic	$0.60	$0.65	$1.18	$1.25
Diluted	$0.57	$0.62	$1.13	$1.19

Weighted average shares outstanding:
Basic	33.6	33.3	33.5	33.2
Diluted	37.0	36.7	36.9	36.6

Dividends declared per share	$0.17	$0.16	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash, including cash equivalents	$110.4	$110.2
Accounts receivable, net	165.7	126.4
Inventories	161.2	147.0
Deferred income taxes	11.5	10.5
Other current assets	61.6	42.5
Total current assets	510.4	436.6
Property, plant and equipment	1,143.9	1,077.2
Less accumulated depreciation and amortization	562.4	522.4
Property, plant and equipment, net	581.5	554.8
Investments in affiliated companies	51.2	48.2
Goodwill	116.1	112.5
Deferred income taxes	71.9	64.5
Intangible assets, net	54.2	55.1
Other noncurrent assets	30.0	22.6
Total Assets	$1,415.3	$1,294.3

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$6.3	$0.3
Accounts payable	73.4	63.2
Pension and other postretirement benefits	2.2	2.1
Accrued salaries, wages and benefits	48.2	48.3
Income taxes payable	6.1	5.0
Taxes other than income	13.3	10.0
Other current liabilities	43.2	40.8
Total current liabilities	192.7	169.7
Long-term debt	367.2	358.1
Deferred income taxes	21.1	20.0
Pension and other postretirement benefits	92.0	87.2
Other long-term liabilities	46.3	33.6
Total Liabilities	719.3	668.6

Commitments and contingencies (Note 13)

Total Equity	696.0	625.7
Total Liabilities and Equity	$1,415.3	$1,294.3

See accompanying notes to condensed consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
        West Pharmaceutical Services, Inc. and Subsidiaries
        (In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2010	34.3	$8.6	$77.3	(1.0)	$(41.5)	$612.6	$(31.3)	$625.7
Net income						39.7		39.7
Stock-based compensation			5.4					5.4
Shares issued under stock plans			(11.2)	0.4	17.2			6.0
Shares repurchased for employee tax withholdings				(0.1)	(3.5)			(3.5)
Excess tax benefit from employee stock plans			3.1					3.1
Dividends declared						(11.1)		(11.1)
Other comprehensive income, net of tax							30.7	30.7
Balance, June 30, 2011	34.3	$8.6	$74.6	(0.7)	$(27.8)	$641.2	$(0.6)	$696.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$39.7	$41.6
Depreciation	36.5	33.2
Amortization	2.3	2.2
Other non-cash items, net	3.4	1.0
Changes in assets and liabilities	(32.7)	(34.9)
Net cash provided by operating activities	49.2	43.1

Cash flows from investing activities:
Capital expenditures	(37.8)	(32.6)
Acquisition of business, net of cash acquired	-	(1.3)
Acquisition of patents and other long-term assets	(0.4)	-
Purchases of investments, net	(14.6)	(2.8)
Other, net	0.6	0.1
Net cash used in investing activities	(52.2)	(36.6)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	6.0	21.9
Repayment of former credit facility	-	(26.6)
Debt issuance costs	(0.3)	(1.6)
Changes in other debt	(0.5)	(0.5)
Dividend payments	(11.4)	(10.7)
Excess tax benefit from employee stock plans	3.1	2.0
Shares repurchased for employee tax withholdings	(3.5)	(2.1)
Issuance of common stock from treasury	3.9	2.4
Net cash used in financing activities	(2.7)	(15.2)

Effect of exchange rates on cash	5.9	(6.9)
Net increase (decrease) in cash and cash equivalents	0.2	(15.6)

Cash, including cash equivalents at beginning of period	110.2	83.1
Cash, including cash equivalents at end of period	$110.4	$67.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six month periods ended June 30, 2011 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Restructuring and related charges:
Severance and post-employment benefits	$0.3	$-	$1.7	$0.4
Impairments and asset write-offs	0.4	0.3	0.7	0.4
Other restructuring charges	0.6	0.1	0.8	0.2
Total restructuring and related charges	1.3	0.4	3.2	1.0

Acquisition-related contingencies	(0.7)	-	(0.7)	-
Foreign exchange losses and other	0.4	0.8	0.2	1.5

Total restructuring and other items	$1.0	$1.2	$2.7	$2.5

Restructuring and Related Charges

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the 2011 closure of a plant in the U.S., a longer-term reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative positions at various other locations. We expect to incur total restructuring and related charges of approximately $22.0 million to $23.0 million through the end of 2012, which consists of $15.0 million to $16.0 million in cash expenditures for severance and costs associated with the plant closure and fixed asset relocation, and approximately $7.0 million in non-cash asset impairment and disposal charges. We have incurred $14.5 million of restructuring and related charges, as part of this plan, in December of 2010 and $3.2 million during the six months ended June 30, 2011. We currently expect to incur total charges of approximately $5.0 million during the full year 2011, and the remainder during 2012.

During the first six months of 2010, we incurred $1.0 million in restructuring and related charges in connection with the 2009 restructuring program.

The following table presents activity related to our restructuring obligations during the six months ended June 30, 2011:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2010	$10.2	$-	$10.2
Charges	1.7	0.8	2.5
Cash payments	(2.3)	(0.8)	(3.1)
Foreign currency translation adjustments	(0.1)	-	(0.1)
Balance, June 30, 2011	$9.5	$-	$9.5

Other Items

During the second quarter of 2011, we reduced the contingent consideration liability related to the July 2009 acquisition of the eris™ safety syringe system by $0.8 million. The liability as of June 30, 2011 is now zero, which reflects our assessment that none of the contractual operating targets will be achieved over the earnout period ending in 2014. Partially offsetting this reduction was an increase in contingent consideration expense related to our 2010 acquisition of La Model, Ltd.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and six months ended June 30, 2011, our effective tax rate was 22.5% and 23.7%, respectively, compared with 24.6% for both periods in 2010. Discrete tax items did not have a significant impact on our effective tax rate for the three and six month periods ended June 30, 2011. In the second quarter of 2010, we recognized a $0.5 million discrete tax charge.

It is reasonably possible that, due to the expiration of statutes and the closing of audits during the next twelve months, the total amount of unrecognized tax benefits may be reduced further by approximately $0.8 million, resulting in a favorable impact on the effective tax rate. During each of the six month periods ended June 30, 2011 and 2010, we recognized $0.1 million in tax-related interest expense. The balance of accrued interest related to uncertain tax positions was $0.5 million and $0.4 million at June 30, 2011 and December 31, 2010, respectively.

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

Interest Rate Risk

On February 25, 2011, we exercised an option to purchase our new corporate office and research facility. Refer to Note 13, Commitments and Contingent Liabilities, for additional details. In conjunction with this, we anticipate that during the first quarter of 2013, we will borrow $43.0 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

As a result of our normal borrowing activities, we have entered into long-term debt obligations with both fixed and variable interest rates. As of June 30, 2011, we have two interest rate swap agreements outstanding. Both swap agreements are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

As described in more detail below, during 2011, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. made by certain European subsidiaries. As of June 30, 2011, there were six monthly contracts outstanding at ¥95.0 million each, for an aggregate notional amount of ¥570.0 million (approximately $7.0 million).

We have also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases by certain European subsidiaries. As of June 30, 2011, there were six monthly contracts outstanding at $0.8 million each, for an aggregate notional amount of $4.8 million.

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of June 30, 2011, there were six monthly contracts outstanding at $1.2 million each, for an aggregate notional amount of $7.2 million.

As of June 30, 2011 and December 31, 2010, a portion of our long-term debt consisted of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $17.2 million pre-tax ($10.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2011. We have also designated our 1.0 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At June 30, 2011, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $1.5 million pre-tax ($0.9 million after tax) which was also included within accumulated other comprehensive loss.

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

In January 2011, we purchased a series of call options for a total of 77,900 barrels of crude oil, intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of May through November 2011. With these option contracts, we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.5 million premium that we paid to purchase the contracts.

During the three and six month periods ended June 30, 2011, a loss of $0.2 million and a gain of $0.7 million, respectively, was recorded in cost of goods and services sold related to these outstanding call options. During the three and six month periods ended June 30, 2010, a loss of $0.2 million and $0.3 million, respectively, related to crude-oil options was recorded in cost of goods and services sold.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2011 and December 31, 2010.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.2)	$-	$0.2	$-	Net sales
Foreign currency hedge contracts	0.2	0.1	-	-	Cost of goods and services sold
Interest rate swap contracts	0.1	0.3	(0.8)	(0.8)	Interest expense
Total	$0.1	$0.4	$(0.6)	$(0.8)
Net Investment Hedges:
Foreign currency-denominated debt	$(1.6)	$9.3	$-	$-	Foreign exchange (gains) losses and other
Total	$(1.6)	$9.3	$-	$-

	Amount of Gain (Loss) Recognized in OCI for Six Months Ended June 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Six Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.5)	$-	$0.2	$-	Net sales
Foreign currency hedge contracts	(0.6)	0.1	-	-	Cost of goods and services sold
Interest rate swap contracts	1.2	0.8	(1.6)	(1.6)	Interest expense
Total	$0.1	$0.9	$(1.4)	$(1.6)
Net Investment Hedges:
Foreign currency-denominated debt	$(5.8)	$16.6	$-	$-	Foreign exchange (gains) losses and other
Total	$(5.8)	$16.6	$-	$-

For the three and six month periods ended June 30, 2011 and 2010, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	June 30,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15.4	$15.4	$-	$-
Deferred compensation assets	3.6	3.6	-	-
Commodity contracts	1.1	-	1.1	-
	$20.1	$19.0	$1.1	$-
Liabilities:
Contingent consideration	$1.7	$-	$-	$1.7
Deferred compensation liabilities	5.3	5.3	-	-
Foreign currency contracts	1.2	-	1.2	-
Interest rate swap contracts	6.8	-	6.8	-
	$15.0	$5.3	$8.0	$1.7

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.6	$0.6	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$4.2	$4.2	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Interest rate swap contracts	6.1	-	6.1	-
	$13.8	$5.4	$6.1	$2.3

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2010	$2.3
Increase in fair value recorded in earnings	0.1
Reduction in fair value recorded in earnings	(0.8)
Changes in foreign currency exchange rates	0.1
Balance, June 30, 2011	$1.7

Refer to Note 2, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At June 30, 2011, the estimated fair value of long-term debt was $361.4 million compared to a carrying amount of $367.2 million. At December 31, 2010, the estimated fair value of long-term debt was $344.2 million and the carrying amount was $358.1 million.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	June 30,	December 31,
($ in millions)	2011	2010
Finished goods	$71.9	$65.1
Work in process	23.6	21.4
Raw materials	65.7	60.5
	$161.2	$147.0

Note 7:  Revolving Credit Facility

In June 2011, we entered into a credit agreement governing our new $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research facility. We currently expect to acquire the new facility during the first quarter of 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. The credit agreement requires us to maintain a total leverage ratio no greater than 3.50 to 1.00 and an interest coverage ratio greater than or equal to 2.50 to 1.00.

In connection with the new credit agreement, we incurred debt issuance costs of $0.3 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the credit facility. As of June 30, 2011, we had no balance outstanding under this new credit facility.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net income, as reported, for basic net income per share	$20.1	$21.7	$39.7	$41.6
Plus: interest expense on convertible debt, net of tax	1.1	1.1	2.1	2.1
Net income for diluted net income per share	$21.2	$22.8	$41.8	$43.7

Weighted average common shares outstanding	33.6	33.3	33.5	33.2
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.5	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	37.0	36.7	36.9	36.6

Options to purchase 1.0 million and 1.3 million shares of our common stock for the three months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 1.2 million and 1.0 million antidilutive options outstanding during the six month periods ended June 30, 2011 and 2010, respectively.

Note 9:  Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net income	$20.1	$21.7	$39.7	$41.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.2	(28.0)	31.5	(46.6)
Defined benefit pension and other postretirement plans	0.6	0.8	0.5	2.0
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.1	0.4	0.1	0.9
Losses included in net income	(0.6)	(0.8)	(1.4)	(1.6)
Net unrealized losses on derivatives	(0.5)	(0.4)	(1.3)	(0.7)
Other comprehensive income (loss), net of tax	10.3	(27.6)	30.7	(45.3)
Comprehensive income (loss)	$30.4	$(5.9)	$70.4	$(3.7)

Note 10:  Stock-Based Compensation

In the first quarter of 2011, we granted 471,468 stock options at a weighted average exercise price of $40.85 per share based on the grant-date fair value of our stock to key employees under the 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”). Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $8.76 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.16%; expected life of 5.5 years based on prior experience; stock volatility of 24.3% based on historical data; and a dividend yield of 1.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

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

On May 3, 2011, the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) was approved by our shareholders.  All remaining shares available for issuance under the 2007 Plan were extinguished upon adoption of the 2011 Plan.  Awards granted under previous plans remain outstanding until expiration or settlement.  The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

At inception, there were 4,800,000 shares of common stock available for issuance under the 2011 Plan.  Stock options and stock appreciation rights reduce the number of shares available by one share for each award granted.  All other awards that will be distributed in stock under the 2011 Plan will reduce the total number of shares available for grant by an amount equal to 2.35 times the number of shares awarded.  If awards made under previous plans would entitle a plan participant to an amount of West stock in excess of the target amount, the additional shares (up to a maximum threshold amount) will be distributed under the 2011 Plan. At June 30, 2011, there were 4,735,429 shares remaining in the 2011 Plan.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
Service cost	$2.4	$2.2	$0.3	$0.3	$2.7	$2.5
Interest cost	4.4	3.8	0.2	0.2	4.6	4.0
Expected return on assets	(4.5)	(3.5)	-	-	(4.5)	(3.5)
Amortization of prior service credit	(0.4)	(0.3)	-	-	(0.4)	(0.3)
Recognized actuarial losses	1.4	1.3	-	-	1.4	1.3
Net periodic benefit cost	$3.3	$3.5	$0.5	$0.5	$3.8	$4.0

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
U.S. plans	$2.7	$3.1	$0.5	$0.5	$3.2	$3.6
International plans	0.6	0.4	-	-	0.6	0.4
Net periodic benefit cost	$3.3	$3.5	$0.5	$0.5	$3.8	$4.0

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
Service cost	$4.8	$4.5	$0.6	$0.5	$5.4	$5.0
Interest cost	7.9	7.6	0.5	0.5	8.4	8.1
Expected return on assets	(7.9)	(7.0)	-	-	(7.9)	(7.0)
Amortization of transition obligation	0.1	-	-	-	0.1	-
Amortization of prior service credit	(0.8)	(0.6)	-	-	(0.8)	(0.6)
Recognized actuarial losses	2.8	2.6	-	-	2.8	2.6
Net periodic benefit cost	$6.9	$7.1	$1.1	$1.0	$8.0	$8.1

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
U.S. plans	$5.4	$6.2	$1.1	$1.0	$6.5	$7.2
International plans	1.5	0.9	-	-	1.5	0.9
Net periodic benefit cost	$6.9	$7.1	$1.1	$1.0	$8.0	$8.1

Note 12:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net sales:
Packaging Systems	$222.2	$200.9	$438.0	$399.8
Delivery Systems	86.4	82.0	166.9	158.9
Intersegment sales	(0.7)	(1.1)	(1.6)	(2.2)
Total net sales	$307.9	$281.8	$603.3	$556.5

Operating profit:
Packaging Systems	$38.1	$37.6	$80.1	$77.4
Delivery Systems	2.4	3.6	4.2	4.8
Corporate	(10.0)	(10.3)	(23.2)	(21.8)
Other unallocated items	(2.7)	(0.4)	(4.6)	(1.0)
Total operating profit	$27.8	$30.5	$56.5	$59.4
Interest expense	4.6	3.9	9.3	7.9
Interest income	(0.3)	(0.1)	(0.5)	(0.2)
Income before income taxes	$23.5	$26.7	$47.7	$51.7

During the second quarter of 2011, we incurred $2.1 million in separation costs related to the retirement of our former President and Chief Operating Officer. These costs are included within other unallocated items and consist primarily of stock-based compensation expense. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Also included within other unallocated items are restructuring and related costs, as well as other specifically identified gains and losses, which are discussed further in Note 2, Restructuring and Other Items.

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

The construction of our new corporate office and research facility, which will replace our existing corporate office lease, commenced in the first quarter of 2011 and is expected to take a total of two years to complete. The majority of the building will be constructed under our agreement with a real estate development company. Amounts incurred under this agreement will be accrued to property, plant and equipment and other long-term liabilities until they are paid at settlement, which is expected in the first quarter of 2013. We expect to incur total construction and development costs related to this facility of approximately $66.0 million.

Note 14:  New Accounting Standards

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

Standards Issued Not Yet Adopted

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to report components of other comprehensive income as part of the statement of equity. This guidance is effective for reporting periods beginning on or after December 15, 2011.  Management believes the adoption will not have a material impact on our financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management believes the adoption will not have a material impact on our financial statements.

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

Second Quarter Financial Performance

We achieved higher sales in both the Packaging Systems and Delivery Systems segments which led to consolidated second-quarter revenues of $307.9 million, an increase of 9.3% from the same period a year ago. The sales growth was the result of foreign exchange translation effects, modest selling price increases, and favorable sales mix as we experienced higher year-over-year sales of our advanced pharmaceutical packaging components and proprietary devices. Selling price increases were triggered by the higher cost of our raw materials and other manufacturing inputs experienced in recent quarters. All of our major geographic regions achieved sales growth for the second quarter when compared to the prior year. Total 2011 sales originating in the U.S. were $140.2 million, an increase of 3.1% from the same quarter a year ago, reflecting increased contract-manufacturing activity and higher average selling prices. Revenues generated outside of the U.S. were $167.7 million, an increase of 15.0%, which reflected a large currency translation effect and higher demand for pharmaceutical packaging components in Europe and the Asia-Pacific region. Excluding the favorable effects from currency translation, our non-U.S. sales increased 2.5% and our consolidated sales increased 2.8% over the prior year quarter.

Gross profit of $84.6 million was $1.4 million, or 1.7%, higher than the prior-year quarter, including $4.9 million in favorable foreign currency translation effects. On a constant-currency basis, the impact of higher year-over-year sales in the quarter was more than offset by the rising cost of our raw material inputs, an unfavorable impact from a customer’s change from a single- to a multiple-dose packaging format and a regulatory action that restricted production at another customer’s facility. Gross profit was also hampered by contractual price reductions under certain contract-manufacturing agreements. Consolidated operating profit for the second quarter of 2011 was $27.8 million, a reduction of $2.7 million compared with the same period last year as a result of increased restructuring and related charges and executive separation costs, partially offset by a net reduction in our acquisition-related contingencies. Segment operating profit was relatively consistent with the prior-year quarter despite increased spending on our key R&D initiatives. Net income for the second quarter of 2011 was $0.57 per diluted share, compared to $0.62 per diluted share in the prior-year second quarter. The majority of this reduction was due to the restructuring costs and other unallocated items mentioned above.

Gross profit continues to be negatively impacted during the second quarter as a result of higher raw material costs. In particular, natural rubber and materials linked to hydrocarbon prices such as synthetic polymers and plastic resin have increased significantly. During periods of increasing manufacturing costs, we generally incur incremental costs that are not immediately recoverable from our customers. In order to help mitigate the lagging effect between the pricing mechanisms in our sales contracts and those in our raw material supply agreements, we have implemented a temporary raw materials surcharge during the third quarter which will be applied to products containing the respective raw materials. We expect these surcharges will reduce a portion of the negative impact of raw material and other cost increases during the second half of the year. On a longer-term basis, we expect to fully recover raw material and other cost increases through selling price increases and continued cost reduction initiatives.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency by consolidating certain manufacturing operations and eliminating a number of redundant positions. The plan involves the 2011 closure of one manufacturing plant in the U.S., a longer-term reduction in operations at another manufacturing facility in England, and the elimination of certain administrative, engineering and operating positions at various other locations. In total, we expect to incur approximately $22.0 million to $23.0 million in restructuring and related charges, which consists of $15.0 million to $16.0 million in cash expenditures for severance and costs associated with the plant closures and relocation of fixed assets, and approximately $7.0 million in non-cash asset impairment and disposal charges. To date, we incurred actual charges of $14.5 million during December of 2010 and $3.2 million during the first two quarters of 2011. We currently expect to incur total charges of approximately $5.0 million during the full year 2011, and the remainder during 2012. Restructuring and related charges are considered unallocated costs and are excluded from our segment operating results.

Japan Earthquake and Tsunami

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami and several aftershocks. These geological events caused significant damage in the region, including severe damage to nuclear power plants, and impacted Japan’s power and other infrastructure as well as its economy. Daikyo Seiko, Ltd. ("Daikyo"), our Japanese affiliate and one of our suppliers, is located in Japan. To date, they experienced only brief interruptions in production and are devoting increased efforts to supply chain management, communications and safety procedures. We do not believe these events will have a material impact on Daikyo’s operations during 2011.

RESULTS OF OPERATIONS

We evaluate the performance of our segments based upon, among other things, segment sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual bonus plan expense for over- or under-attainment, and certain pension and other retirement benefit costs. Also excluded from segment operating profit are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically identified income or expense items. Corporate costs include executive and director compensation, stock-based compensation and other corporate facilities and administrative expenses that are not allocated to the segments.

For the purpose of aiding the comparison of our year-over-year results, we often refer to net sales and other financial results excluding the effects of changes in foreign exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results excluding effects from currency translation are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis because management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Packaging Systems	$222.2	$200.9	$438.0	$399.8
Delivery Systems	86.4	82.0	166.9	158.9
Intersegment sales elimination	(0.7)	(1.1)	(1.6)	(2.2)
Consolidated net sales	$307.9	$281.8	$603.3	$556.5

Consolidated second-quarter 2011 net sales increased by $26.1 million, or 9.3%, compared to sales achieved in the prior-year second quarter including a favorable foreign exchange impact of $18.3 million. Excluding foreign currency effects, 2011 second-quarter net sales increased $7.8 million, or 2.8%, from the prior year. A favorable mix of products and sales volume contributed 2.2 percentage points of the increase, and selling price increases contributed 0.6 percentage points of the increase.

Net sales for the six months ended June 30, 2011 increased by $46.8 million, or 8.4%, over those achieved in the same prior-year period including a favorable foreign exchange impact of $18.9 million. Excluding foreign currency effects, 2011 net sales through June 30 increased $27.9 million, or 5.0%, from the prior year. The higher constant-currency sales were the result of favorable product mix and volume that contributed 4.5 percentage points, and price increases which contributed 0.5 percentage points of the year-to-date increase.

Packaging Systems - This segment contributed $21.3 million, or 10.6%, to the second quarter 2011 sales increase, which included a favorable currency exchange impact of $16.4 million. Excluding foreign exchange effects, second-quarter sales increased by 2.4%. Higher selling prices resulted in 1.4 percentage points of the increase, and related mostly to contractual price increases. Favorable product mix and volume contributed 1.0 percentage point to the increase and resulted from an increased demand for pharmaceutical packaging components, primarily in our Europe and Asia regions. Our product mix improved on increased sales of our advanced pharmaceutical packaging products including the recently introduced Envision™ line of vision-inspected components.

Packaging Systems’ sales for the six months ended June 30, 2011 were $38.2 million, or 9.5%, higher than in the corresponding prior-year period including $17.2 million from favorable currency translation. Excluding currency effects, sales increased 5.3% above amounts reported for the same period of 2010. The majority of this constant-currency increase came from favorable product mix and volume of 4.0 percentage points which resulted from increased demand for pharmaceutical packaging components in all of our geographic regions. Our product mix improved on increased sales of our advanced pharmaceutical packaging products including Westar®-processed and coated closures as well as our Envision™ components. Higher selling prices contributed 1.3 percentage points to the year-over-year increase.

Delivery Systems - Net sales for Delivery Systems in the second quarter of 2011 were $4.4 million, or 5.4%, above prior-year levels for the same quarter, including $1.9 million from favorable currency translation. Excluding currency effects, sales increased 3.1% above amounts reported for the same period of 2010. The constant-currency sales increase was the result of favorable product mix and volume totaling 4.4 percentage points, partially offset by lower selling prices of 1.3 percentage points. The majority of the favorable product mix came from growth in sales of drug reconstitution devices and increased sales of contract-manufactured healthcare devices during the quarter. Selling prices were lower as a result of scheduled price reductions under certain contract-manufacturing agreements.

Delivery Systems’ sales for the year-to-date period ended June 30, 2011 were $8.0 million, or 5.1%, above prior-year levels for the same period including favorable currency translation effects of $1.7 million. Excluding currency effects, sales increased 4.0% above amounts reported for the same period of 2010. The constant-currency sales increase was the result of favorable product mix and volume totaling 5.4 percentage points, partially offset by lower selling prices of 1.4 percentage points. The majority of the favorable product mix came from growth in sales of drug reconstitution devices and increased sales of Daikyo Crystal Zenith® vials and syringes during the year-to-date period. Despite selling price increases to offset the increased cost of plastic resin, overall selling prices were lower due to the scheduled price reductions mentioned above.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems.

Gross Profit

The following table presents our gross profit by reportable segment. The related gross margin percentages are calculated as gross profit divided by net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Packaging Systems:
Gross Profit	$69.2	$67.5	$142.4	$136.7
Gross Margin	31.1%	33.6%	32.5%	34.2%
Delivery Systems:
Gross Profit	$15.4	$15.7	$30.2	$28.7
Gross Margin	17.9%	19.1%	18.1%	18.1%
Consolidated Gross Profit	$84.6	$83.2	$172.6	$165.4
Consolidated Gross Margin	27.5%	29.5%	28.6%	29.7%

Second-quarter 2011 consolidated gross profit increased $1.4 million over the same quarter in 2010, with the increase resulting from favorable foreign currency translation effects. For the same time period, our gross margin percentage decreased by 2.0 percentage points as a result of increased raw material costs which reduced our margin by 2.3 percentage points. The majority of the higher costs related to petroleum-based and natural rubber raw materials. Selling price increases during the second quarter contributed 0.4 percentage points to the change in our gross margin. Also during the quarter, favorable effects from production efficiencies and savings from our recent restructuring activities were offset by the impact of a sales mix that produced an overall lower gross margin percentage. The mix of products sold during the quarter had a higher average sales value, which resulted in increased revenues, but the average gross margin was lower compared with the same 2010 period. Contributing to this unfavorable gross profit mix was a customer’s change from single- to multiple-dose packaging and a regulatory action that restricted production for another customer.

Consolidated gross profit for the six months ended June 30, 2011 increased $7.2 million over the same period in 2010, with $5.1 million of the increase resulting from favorable foreign currency translation effects. Despite higher sales and an improved product mix, our gross margin percentage decreased by 1.1 percentage points over the same time period. The majority of the decline was a result of the higher raw material costs, which reduced our margin by 2.3 percentage points. Other production costs were favorable by 0.9 percentage points as discussed above, and selling price increases contributed 0.3 percentage points to our change in gross margin for the year-to-date period.

Packaging Systems - Gross profit for the second quarter increased $1.7 million in 2011 versus the same 2010 period due to the favorable impact from foreign exchange translation of $4.7 million, partially offset by higher raw material costs. The corresponding gross margin percentage decreased by 2.5 percentage points compared with the second quarter of 2010 as a result of an increase in raw material costs that outpaced selling price increases. Higher raw material costs resulted in a reduction to our gross margin percentage of 2.6 percentage points. Partially offsetting this decline was the favorable impact from selling price increases of 0.8 percentage points. Favorable production efficiencies experienced during the quarter were offset by the impact from an unfavorable mix of product sales and the customer-specific items described above.

For the year-to-date period, 2011 gross profit increased $5.7 million versus the same 2010 period due primarily to favorable foreign exchange effects of $4.9 million. The corresponding gross margin percentage decreased by 1.7 percentage points compared with the same period of 2010 as a result of the increased raw material costs as described above. Higher raw material costs resulted in a reduction to our gross margin percentage of 2.5 percentage points. Partially offsetting this decline was the favorable impact from selling price increases of 0.8 percentage points. For the remainder of the year, we expect that contractual selling price increases and a temporary raw material surcharge will partially offset the impact from higher raw material costs. However, our gross profit margins for the 2011 fiscal year are forecasted to be slightly lower than those achieved in the prior year.

Delivery Systems - For the three months ended June 30, 2011, Delivery Systems’ gross profit decreased by $0.3 million compared with the same quarter of 2010. Over the same time period, the segment’s gross margin decreased by 1.2 percentage points, primarily resulting from scheduled price reductions under certain contract-manufacturing agreements. Overall, lower average selling prices resulted in a year-over-year decrease to our gross margin percentage of 1.0 percentage points. The impact of these reduced selling prices is expected to continue to impact our year-over-year gross margin comparison for the remainder of the year. However, in the second half of the year, we expect an overall improvement from the pass-through of plastic-resin cost increases that have lagged the underlying raw material cost increases, other pricing actions and cost savings resulting from our lean manufacturing initiatives.

For the year-to-date period, 2011 gross profit increased $1.5 million versus the same period in 2010, and the gross margin remained constant at 18.1%. The majority of the increase in gross profit resulted from improved production efficiencies and savings from our recent restructuring activities.

Research and Development (“R&D”) Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

R&D costs	$7.3	$5.7	$14.2	$11.1

Total R&D costs during the three months ended June 30, 2011 were $1.6 million higher than those incurred in the same 2010 period, the majority of which related to incremental R&D from our July 2010 acquisition of our electronic-patch-injector system.

For the year-to-date period, 2011 R&D costs were $3.1 million higher than those incurred in the same 2010 period due to the 2010 acquisition as well as increased development activities surrounding our advanced packaging and ready-to-use components, and drug injection systems. We currently expect that R&D costs incurred during the 2011 calendar year will exceed the comparable 2010 amounts as a result of our continued investment in acquired technologies and increased emphasis on improving the consistency, cleanliness and value of pharmaceutical packaging components.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010

SG&A costs	$48.5	$45.8	$99.2	$92.4
SG&A as a % of net sales	15.8%	16.3%	16.4%	16.6%

Second-quarter 2011 consolidated SG&A expenses were $2.7 million above those recorded in the same period of 2010. The increase resulted from the impact of foreign exchange translation of $1.7 million and certain costs incurred in conjunction with the retirement, this quarter, of our former President and Chief Operating Officer. In particular, we incurred $2.1 million in total charges, the majority of which represented accelerated stock-based compensation expense recognized upon the amendment date. An amendment to the equity compensation arrangements with this former executive allows certain existing awards to continue to vest over their original vesting period instead of being forfeited upon separation. The increases mentioned above were partially offset by lower bad debt expense and other cost reductions achieved by our segments.

Year-to-date 2011 consolidated SG&A expenses were $6.8 million above those recorded in the same period of 2010. In addition to the executive retirement-related charges mentioned above, the increase was caused by higher unallocated corporate costs of $1.4 million, the negative impact from foreign exchange translation of $1.9 million, and higher SG&A costs incurred by our segments totaling $1.5 million. The increased corporate costs were driven by stock compensation resulting from the impact of higher share prices on our deferred compensation liabilities, which are indexed to our stock price. SG&A costs for our segments increased due to sales commissions on higher sales, annual wage increases, and the cost of increased headcount in targeted areas including sales and marketing personnel in Europe and Asia.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Segments	$0.5	$0.7	$0.3	$1.6
Corporate and other unallocated items:
Corporate	(0.1)	0.1	(0.1)	(0.1)
Restructuring and related charges	1.3	0.4	3.2	1.0
Acquisition-related contingencies	(0.7)	-	(0.7)	-
Consolidated restructuring and other items	$1.0	$1.2	$2.7	$2.5

The majority of the segments’ other expense items for all periods presented was attributable to foreign exchange transaction losses experienced by our subsidiaries on non-functional currency trade obligations. Segments’ other expense for the year-to-date period of 2010 included a foreign exchange transaction loss of $0.6 million resulting from the January 2010 devaluation of the Venezuelan Bolivar.

Restructuring and related charges - During 2011, we incurred restructuring and related charges associated with the plan announced in December of 2010. Charges associated with this plan for the three months ended June 30, 2011 totaled $1.3 million, comprised of employee severance and benefits of $0.3 million, asset transfer and facility closure costs of $0.6 million, and asset write-offs and related costs of $0.4 million. For the six months ended June 30, 2011, we incurred $3.2 million consisting of employee severance and benefits of $1.7 million, asset transfer and facility closure costs of $0.8 million, and asset write-offs and related charges of $0.7 million. During the second quarter and first six months of 2010, we incurred $0.4 million and $1.0 million, respectively, in conjunction with our November 2009 restructuring program, the majority of which represented employee severance and benefits and asset write-off charges.

Acquisition-related contingencies – During the second quarter of 2011, we reduced the liability for contingent consideration related to the July 2009 eris™ safety syringe system acquisition by $0.8 million. Subsequent to this reduction, the liability balance is now zero which reflects our assessment at June 30, 2011 that none of the contractual operating targets will be achieved over the earnout period which ends in 2014. Partially offsetting this reduction was an increase in contingent consideration expense related to our 2010 acquisition of La Model, Ltd.

Refer to Note 2, Restructuring and Other Items, to the condensed consolidated financial statements for further discussion of the restructuring and related charges in each period.

Operating Profit

The following table presents operating profit by reportable segment, and corporate and other unallocated costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Segments:
Packaging Systems	$38.1	$37.6	$80.1	$77.4
Delivery Systems	2.4	3.6	4.2	4.8
Corporate and other unallocated items:
Corporate	(10.0)	(10.3)	(23.2)	(21.8)
Other unallocated expense	(2.7)	(0.4)	(4.6)	(1.0)
Consolidated operating profit	$27.8	$30.5	$56.5	$59.4

For the second quarter and first six months of 2011, consolidated operating profit was $2.7 million and $2.9 million, respectively, lower than the same prior-year periods. For both periods, the reduction in operating profit was primarily attributable to the increases in other unallocated expenses which include certain executive retirement-related costs and the other unallocated costs described in the SG&A and Restructuring and Other Items sections above.

Interest Expense, Net

The following table presents our consolidated net interest expense by significant component:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Interest expense	$4.8	$4.3	$9.7	$8.6
Capitalized interest	(0.2)	(0.4)	(0.4)	(0.7)
Interest income	(0.3)	(0.1)	(0.5)	(0.2)
Consolidated interest expense, net	$4.3	$3.8	$8.8	$7.7

Consolidated interest expense, net for the current quarter and year-to-date period was higher than the same prior-year periods primarily due to increased amortization of debt-issue costs resulting from the June 2010 refinancing of our revolving credit facility.

Income Taxes

Generally, year-over-year fluctuations in the effective tax rate are caused by changes within state and international taxes resulting from our geographic mix of earnings and the impact of discrete items which are required to be recognized in the respective interim reporting period.

For the three and six months ended June 30, 2011, our effective tax rate was 22.5% and 23.7%, respectively, compared to 24.6% for both periods of 2010. The relatively lower year-over-year rate for the 2011 periods resulted from the impact of restructuring and related costs incurred in some of our higher-tax-rate jurisdictions. Discrete tax items did not have a significant impact on our effective tax rate for the three and six month periods ended June 30, 2011. Discrete tax charges for the three and six-month periods of 2010 were $0.5 million.

Equity in Affiliates

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo and 49% ownership interest in three companies in Mexico. Equity earnings for the three and six months ended June 30, 2011 were $1.9 million and $3.3 million compared to $1.6 million and $2.6 million, respectively, for the same periods last year. The year-over-year improvement was due mostly to increased gross profit reported by Daikyo on higher sales of their pharmaceutical packaging products and specialty materials.

Net Income

Second-quarter 2011 net income was $20.1 million which included certain executive separation-related charges of $1.3 million (net of $0.8 million in tax), restructuring and related charges of $0.9 million (net of $0.4 million in tax), and income from acquisition-related contingencies of $0.6 million (net of $0.1 million in tax). Second-quarter 2010 net income was $21.7 million which was net of restructuring and related charges of $0.2 million (net of $0.2 million in tax), and discrete income tax charges of $0.5 million.

Net income for the first half of 2011 was $39.7 million which included restructuring and related charges of $2.2 million (net of $1.0 million in tax), the separation-related charges of $1.3 million, discrete income tax charges of $0.2 million, and the income from acquisition-related contingencies of $0.6 million. Year-to-date 2010 net income was $41.6 million which was net of restructuring and related charges of $0.6 million (net of $0.4 million in tax) and discrete income tax charges of $0.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2011	2010
Net cash provided by operating activities	$49.2	$43.1
Net cash used in investing activities	(52.2)	(36.6)
Net cash used in financing activities	(2.7)	(15.2)

Cash Flows from Operating Activities - Our year-to-date 2011 cash provided by operating activities increased $6.1 million compared to the prior-year period primarily as a result of increased earnings before non-cash charges including depreciation and stock-based compensation expense. In addition, we contributed $5.6 million less to our pension plans in 2011 versus the same period in 2010 as a result of timing.

Cash Flows from Investing Activities – In the first half of 2011, cash used in investing activities increased by $15.6 million compared to the prior-year period as a result of a $5.2 million increase in capital spending and an $11.8 million increase in net purchases of short-term investments. These short-term investments represent certificates of deposit with maturities between three and nine months. The majority of the increased capital spending was related to the expansion in capacity for manufacturing Daikyo Crystal Zenith syringes at our Scottsdale, AZ facility. Completion of this project is expected in the fourth quarter of 2011.

We anticipate that full year 2011 capital spending will be between $115.0 million and $125.0 million versus the $71.1 million spent in 2010, but the actual amount incurred this year will be largely dependent on the timing of construction on our new compression-molding plant in China. Construction of our new corporate office and research facility began in the first quarter of 2011 and is expected to take a total of two years to complete. Under the terms of our construction and development agreement, the majority of costs required to construct this building will be incurred by our counterparty during the construction period and paid by us at settlement. All construction costs incurred during 2011, which are not due until settlement, will be accrued to property, plant and equipment and other long-term liabilities until they are paid.

Cash Flows from Financing Activities – For the six months ended June 30, 2011, we reported a reduction in cash used in financing activities of $12.5 million compared to the same period of 2010. The majority of this change resulted from the timing of our borrowing activities under our revolving credit facility.

Liquidity and Capital Resources

Based on our business outlook and our current capital structure, we believe that we have sufficient liquidity to fund our current business needs, new product development, capital expansion, pension and other post-retirement benefits and to pay dividends. We may also use our liquidity from time to time to repay debt, fund acquisitions, repurchase shares for treasury, and to make other investments. We expect that our cash requirements for the next twelve months will be met primarily through our cash flows from operations, cash and cash equivalents on hand, short-term investments, and amounts available under our revolving credit facilities.

The table below presents selected liquidity and capital measures as of the respective date:

($ in millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$110.4	$110.2
Short-term investments	$15.4	$0.6
Working capital	$317.7	$266.9
Total debt	$373.5	$358.4
Net debt-to-total invested capital	27.4%	28.4%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2011 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term liquid investments. The balance of cash and cash equivalents increased slightly during the first six months of 2011 as cash generated from operations and borrowings from our revolving credit facility were used to fund working capital needs, capital expenditures and $14.6 million in net purchases of short-term investments. Cash balances outside of the U.S. grew by $5.3 million from strengthening foreign currencies, primarily the Euro, during the first half of the year. The cash and cash equivalents balance at June 30, 2011 included $104.8 million of cash held by subsidiaries outside of the U.S. which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the U.S. could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans. We do not currently have any significant short-term intercompany loans from our foreign subsidiaries to our U.S. entities.

Working capital - Working capital at June 30, 2011 increased $50.8 million, or 19.0%, compared with the balance at December 31, 2010, including an increase of $11.3 million due to foreign currency translation. Excluding the impact of currency exchange rates, accounts receivable and inventories increased by $34.1 million and $8.3 million, respectively, partially offset by an increase in total current liabilities of $16.6 million. During the same time period, we also increased our short-term investments as described above. The increased accounts receivable balance was primarily the result of higher sales in the current-year quarter compared with the fourth quarter of 2010, and increased inventory balances were mostly due to higher raw materials costs and higher quantities of finished goods corresponding with higher orders on-hand compared with year-end 2010. The increase in current liabilities was due to short-term borrowings under our revolving credit facility and an increase in trade accounts payable corresponding with the increased inventory production during the current quarter.

Debt and credit facilities - The $15.1 million increase in total debt compared with the December 31, 2010 balance resulted from foreign exchange rate fluctuations of $9.6 million and net borrowings of $5.5 million. As of June 30, 2011, we had $18.3 million in outstanding borrowings under our $225.0 million revolving credit facility. Of this amount, $12.3 million was classified as long-term debt based upon our intent and ability to continue the loans beyond one year, and $6.0 million was classified as short-term based upon our intent to repay this portion within the next twelve months. During the second quarter of 2011, we had an average outstanding balance of $19.1 million under our revolving credit facility including both the short and long-term components.

Our sources of liquidity include the $225.0 million multi-currency revolving credit facility. As of June 30, 2011, we had $204.0 million of borrowing capacity available under this facility, and we have not experienced any limit on our ability to access this source of funds. In addition, we entered into a new credit agreement in June 2011 which contains a $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research facility which is currently being constructed. On the date of acquisition of the new building, the revolving loan balance will be converted into an amortizing term loan which will mature five years after the acquisition date. We currently expect to acquire the new building during the first quarter of 2013. The interest rate is variable determined by reference to LIBOR plus a margin of 1.50 percentage points. As of June 30, 2011, we had no balance outstanding under this new credit facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of June 30, 2011, we were in compliance with all of our debt covenants.

Goodwill and Long-lived Assets

Absent any events throughout the year which would indicate a potential impairment has occurred, we perform an annual review of goodwill and indefinite-lived intangible assets during the fourth quarter of each year following our annual budget and long-range planning process. We have not experienced any impairment of goodwill or indefinite-lived intangibles to date, and we do not believe there have been any events or changes in circumstances during the six months ended June 30, 2011 which triggered an impairment review.

A portion of our goodwill balance originated in connection with our 2009 acquisition of the eris safety syringe business from Plastef Investissements SA. Long-lived assets arising from this acquisition included a customer relationship, patents, tradenames and other intangible assets and related property, plant and equipment of the business. These intangible assets are being amortized over periods ranging from 8.5 years to 18 years and property, plant and equipment is being depreciated over the estimated useful life of the assets. The June 30, 2011carrying amount of intangible and other long-lived assets originating from this acquisition was $23.8 million, including $8.0 million of goodwill. We review our other long-lived assets other than goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Since the acquisition, the growth in revenues has not met our pre-acquisition expectations and new business has not developed as expected. If forecasted revenue and operating profit related to this acquisition are not achieved or if other indicators of impairment arise during our annual long-range planning process, it is reasonably possible that an impairment review may be triggered for the long-lived assets and intangibles including goodwill. It is not possible at this time to determine if any such impairment review would result in a charge or, if it does, whether such a charge would be material.

 Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2010 Annual Report. During the three months ended June 30, 2011, there were no material changes outside the ordinary course of business in our commitments and contractual obligations or the estimated timing of the future cash payments, except as related to our purchase obligations and capital lease obligations which are summarized below.

The following table includes only the material changes to our commitments and contractual obligations as presented in our 2010 Annual Report.

	Payments Due By Period
($ in millions)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Capital lease obligations (1)	$0.7	$0.4	$0.4	$0.2	$1.7
Purchase obligations (2)	$14.2	$44.8	$3.6	$3.6	$66.2

(1)
Our estimate of future payments under capital lease obligations was reduced by $69.0 million to reflect the decision to exercise our option to purchase our new corporate office and research facility instead of leasing it.

(2)
Purchase obligations were increased by $36.0 million to include the estimated purchase price under our agreement for the construction and development of our new corporate office and research facility. Payment is due for the portion of the building covered by this contract upon completion, which is expected in the first quarter of 2013. The actual purchase price of the building will be based on construction and development costs incurred. As of the current date, we have other agreements to purchase $6.5 million in building-related materials which are also reflected in this table. In addition to the amounts included in this table, we expect to directly incur approximately $23.5 million in capital expenditures related to the facility over the next eighteen months.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our 2010 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted and those issued but not yet adopted during the three months ended June 30, 2011, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

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

•
whether customers agree to incorporate West's products - such as Daikyo Crystal Zenith® ("CZ") prefilled syringes, cartridges and vials, and the Confidose®, SmartDose™ and NovaGuard™ systems - with their drug products, and the ultimate timing and successful commercialization of those products;

•
the timely and adequate availability of filling capacity, which is essential to conducting definitive stability trials and the timing of first commercialization of customers' products in CZ prefilled syringes;

•	the timely execution and completion of our 2010 restructuring plan within the cost estimates, and the achievement of cost savings, anticipated by the plan;

•	average profitability, or mix, of products sold in any reporting period;

•	maintaining or improving production efficiencies and overhead absorption;

•
dependence on third parties for supplies, services and raw materials, some of which are single-source suppliers of critical materials, services and products, including our Japanese partner and affiliate Daikyo;

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2010 Annual Report.

ITEM 1A.  RISK FACTORS

Other than the discussion of risks related to the Japan earthquake and tsunami included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2011 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2011	-	$-	-	-
May 1 – 31, 2011	313	47.17	-	-
June 1 – 30, 2011	74,081	42.95	-	-
Total	74,394	$42.97	-	-

(1)
Includes 399 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 40,210 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price of option exercises as part of our 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).

(3)	Includes 33,785 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on option exercises, as part of the 2007 Plan.

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

August 5, 2011

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
10.1
Credit Agreement, dated June 3, 2011, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on June 9, 2011.

10.2
Security Agreement, dated June 3, 2011, by and among West Pharmaceutical Services, Inc., our subsidiaries listed on the signature pages thereto and PNC Bank, National Association, as administrative agent incorporated by reference from our Form 8-K filed on June 9, 2011.

10.3	Global Supply Agreement between West Pharmaceutical Services, Inc. and ExxonMobil Chemical Company incorporated by reference from our Form 8-K filed on July 1, 2011.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1