Form 10-Q/A
period 2011-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2011-08-08
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on August 5, 2011, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”). The XBRL Exhibit was not accepted by the SEC on August 5, 2011 due to a document type mismatch which prevented the XBRL Exhibit’s submission.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.  EXHIBITS

See Index to Exhibits on page F-1 of this Report.

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC. (Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

August 8, 2011

3

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2*	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1*	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2*	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3*	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4*	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1*
Credit Agreement, dated June 3, 2011, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on June 9, 2011.

10.2*
Security Agreement, dated June 3, 2011, by and among West Pharmaceutical Services, Inc., our subsidiaries listed on the signature pages thereto and PNC Bank, National Association, as administrative agent incorporated by reference from our Form 8-K filed on June 9, 2011.

10.3*	Global Supply Agreement between West Pharmaceutical Services, Inc. and ExxonMobil Chemical Company incorporated by reference from our Form 8-K filed on July 1, 2011.
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

(1)    We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

*    These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011.

**  Furnished with this Form 10-Q/A.

F - 1