Form 10-Q
period 2011-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2011-11-07
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 33,716,732 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$293.6	$271.4	$896.9	$827.9
Cost of goods and services sold	212.2	196.7	642.9	587.8
Gross profit	81.4	74.7	254.0	240.1
Research and development	7.7	5.9	21.9	17.0
Selling, general and administrative expenses	45.7	44.9	144.8	137.2
Restructuring and other items (Note 2)	1.9	(1.4)	4.7	1.1
Operating profit	26.1	25.3	82.6	84.8
Interest expense	4.5	4.2	13.8	12.1
Interest income	(0.4)	(0.1)	(0.9)	(0.3)
Income before income taxes	22.0	21.2	69.7	73.0
Income tax expense	6.6	4.5	17.9	17.3
Equity in net income of affiliated companies	1.5	1.1	4.9	3.6
Net income	$16.9	$17.8	$56.7	$59.3

Net income per share:
Basic	$0.50	$0.53	$1.69	$1.78
Diluted	$0.49	$0.51	$1.62	$1.70

Weighted average shares outstanding:
Basic	33.8	33.4	33.6	33.3
Diluted	37.0	36.7	37.0	36.7

Dividends declared per share	$-	$-	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash, including cash equivalents	$119.2	$110.2
Accounts receivable, net	153.1	126.4
Inventories	155.5	147.0
Deferred income taxes	10.7	10.5
Other current assets	65.0	42.5
Total current assets	503.5	436.6
Property, plant and equipment	1,135.1	1,077.2
Less accumulated depreciation and amortization	559.0	522.4
Property, plant and equipment, net	576.1	554.8
Investments in affiliated companies	55.0	48.2
Goodwill	113.6	112.5
Deferred income taxes	68.4	64.5
Intangible assets, net	52.6	55.1
Other noncurrent assets	29.1	22.6
Total Assets	$1,398.3	$1,294.3

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$54.7	$0.3
Accounts payable	71.7	63.2
Pension and other postretirement benefits	2.2	2.1
Accrued salaries, wages and benefits	48.5	48.3
Income taxes payable	7.9	5.0
Taxes other than income	11.8	10.0
Other current liabilities	32.5	40.8
Total current liabilities	229.3	169.7
Long-term debt	323.3	358.1
Deferred income taxes	19.8	20.0
Pension and other postretirement benefits	84.1	87.2
Other long-term liabilities	50.5	33.6
Total Liabilities	707.0	668.6

Commitments and contingencies (Note 13)

Total Equity	691.3	625.7
Total Liabilities and Equity	$1,398.3	$1,294.3

See accompanying notes to condensed consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
        West Pharmaceutical Services, Inc. and Subsidiaries
         (In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2010	34.3	$8.6	$77.3	(1.0)	$(41.5)	$612.6	$(31.3)	$625.7
Net income						56.7		56.7
Stock-based compensation			6.8					6.8
Shares issued under stock plans			(11.3)	0.5	18.4			7.1
Shares repurchased for employee tax withholdings				(0.1)	(3.5)			(3.5)
Excess tax benefit from employee stock plans			3.2					3.2
Dividends declared						(11.5)		(11.5)
Other comprehensive income, net of tax							6.8	6.8
Balance, September 30, 2011	34.3	$8.6	$76.0	(0.6)	$(26.6)	$657.8	$(24.5)	$691.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$56.7	$59.3
Depreciation	53.9	50.4
Amortization	3.4	3.3
Other non-cash items, net	2.2	1.4
Changes in assets and liabilities	(27.3)	(23.3)
Net cash provided by operating activities	88.9	91.1

Cash flows from investing activities:
Capital expenditures	(62.0)	(49.8)
Acquisition of business, net of cash acquired	-	(3.7)
Purchases of short-term investments, net	(22.8)	(2.8)
Other, net	0.6	0.9
Net cash used in investing activities	(84.2)	(55.4)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	16.5	21.9
Repayment of former credit facility	-	(26.6)
Debt issuance costs	(0.3)	(1.7)
Changes in other debt	(0.6)	0.1
Dividend payments	(17.1)	(16.0)
Excess tax benefit from employee stock plans	3.2	2.0
Shares repurchased for employee tax withholdings	(3.5)	(2.0)
Issuance of common stock from treasury	5.2	2.9
Net cash provided by (used in) financing activities	3.4	(19.4)

Effect of exchange rates on cash	0.9	(2.3)
Net increase in cash and cash equivalents	9.0	14.0

Cash, including cash equivalents at beginning of period	110.2	83.1
Cash, including cash equivalents at end of period	$119.2	$97.1

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Restructuring and related charges:
Severance and post-employment benefits	$(0.3)	$0.1	$1.5	$0.4
Impairments and asset write-offs	0.3	0.1	1.0	0.6
Other restructuring charges	1.0	-	1.8	0.2
Total restructuring and related charges	1.0	0.2	4.3	1.2

Acquisition-related contingencies	0.3	(1.8)	(0.4)	(1.8)
Foreign exchange losses and other	0.6	0.2	0.8	1.7

Total restructuring and other items	$1.9	$(1.4)	$4.7	$1.1

Restructuring and Related Charges

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the 2011 closure of a plant in the United States, a longer-term reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative positions at various other locations. Under this plan, we expect to incur total restructuring and related charges of approximately $22.0 million to $24.0 million through the end of 2012, which consist of $15.0 million to $17.0 million in cash expenditures for severance and costs associated with the plant closure and fixed asset relocation, and approximately $7.0 million in non-cash asset impairment and disposal charges. We incurred $14.5 million of restructuring and related charges, as part of this plan, in December 2010 and $4.3 million during the nine months ended September 30, 2011. We currently expect to incur additional charges of approximately $3.0 million during the fourth quarter of 2011, and the remaining charges during 2012.

During the nine months ended September 30, 2010, we incurred $1.2 million in restructuring and related charges in connection with the 2009 restructuring program, which was completed in 2010.

The following table presents activity related to our restructuring obligations during the nine months ended September 30, 2011:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2010	$10.2	$-	$10.2
Charges	1.5	1.8	3.3
Cash payments	(5.0)	(2.0)	(7.0)
Non-cash adjustment	-	0.2	0.2
Balance, September 30, 2011	$6.7	$-	$6.7

During the third quarter of 2011, as a result of the closure of a plant in the United States, we recorded a $0.2 million net curtailment gain related to our U.S. qualified and postretirement medical plans.

Other Items

During the three and nine months ended September 30, 2011, we increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system by $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2011, we also reduced the liability for contingent consideration related to our July 2009 eris™ safety syringe system acquisition by $0.8 million. Subsequent to this reduction, and as of September 30, 2011, the liability balance for the eris™ safety syringe system acquisition is zero, which reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

Our effective tax rate increased to 30.0% and 25.7% for the three and nine months ended September 30, 2011, respectively, as compared to 21.3% and 23.6% for the same prior-year periods, respectively. The net increase in the effective tax rates for the three and nine months ended September 30, 2011 resulted from a combination of reclassifications of certain R&D credits and other tax items into pre-tax income due to changes in local tax laws, the impact of discrete tax items, and a change in the geographic mix of earnings. Discrete tax charges for the three and nine months ended September 30, 2011 were $0.7 million and $0.8 million, respectively, which primarily related to a change in the U.K. tax rate. Discrete tax benefits for the three months ended September 30, 2010 were $0.5 million, which primarily related to the resolution of tax contingencies relating to other periods. Discrete tax items incurred during the nine months ended September 30, 2010 did not have a significant impact on our effective tax rate.

It is reasonably possible that, due to the expiration of statutes and the closing of audits during the next 12 months, the total amount of unrecognized tax benefits may be reduced by as much as $0.7 million, resulting in a favorable impact on the effective tax rate. Accrued interest related to unrecognized tax benefits was $0.5 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

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

Interest Rate Risk

On February 25, 2011, we exercised an option to purchase our new corporate office and research building. Refer to Note 13, Commitments and Contingent Liabilities, for additional details. In conjunction with this, we anticipate that during the first quarter of 2013, we will borrow $43.0 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

As a result of our normal borrowing activities, we have entered into debt obligations with both fixed and variable interest rates. As of September 30, 2011, we have two interest rate swap agreements outstanding. Both swap agreements are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

As described in more detail below, during 2011, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. made by certain European subsidiaries. As of September 30, 2011, there were three monthly contracts outstanding at ¥95.0 million each, for an aggregate notional amount of ¥285.0 million (approximately $3.7 million).

We have also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases by certain European subsidiaries. As of September 30, 2011, there were three monthly contracts outstanding at $0.8 million each, for an aggregate notional amount of $2.4 million.

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of September 30, 2011, there were three monthly contracts outstanding at $1.2 million each, for an aggregate notional amount of $3.6 million.

As of September 30, 2011 and December 31, 2010, a portion of our long-term debt consisted of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $10.7 million pre-tax ($6.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of September 30, 2011. We have also designated our 1.0 billion Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At September 30, 2011, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $2.2 million pre-tax ($1.4 million after tax) which was also included within accumulated other comprehensive loss.

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

During the three and nine month periods ended September 30, 2011, a loss of $0.1 million and a gain of $0.6 million, respectively, was recorded in cost of goods and services sold related to these outstanding call options. During the nine months ended September 30, 2010, a loss of $0.3 million related to crude-oil options was recorded in cost of goods and services sold.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2011 and December 31, 2010.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Three Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$0.2	$-	$0.1	$-	Net sales
Foreign currency hedge contracts	0.7	(0.2)	-	0.3	Cost of goods and services sold
Interest rate swap contracts	(0.6)	0.4	(0.8)	(0.8)	Interest expense
Total	$0.3	$0.2	$(0.7)	$(0.5)
Net Investment Hedges:
Foreign currency-denominated debt	$3.6	$(7.7)	$-	$-	Foreign exchange losses and other
Total	$3.6	$(7.7)	$-	$-

	Amount of Gain (Loss) Recognized in OCI for Nine Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income for Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$-	$0.3	$-	Net sales
Foreign currency hedge contracts	0.2	(0.1)	-	0.3	Cost of goods and services sold
Interest rate swap contracts	0.5	1.2	(2.4)	(2.4)	Interest expense
Total	$0.4	$1.1	$(2.1)	$(2.1)
Net Investment Hedges:
Foreign currency-denominated debt	$(2.2)	$2.5	$-	$-	Foreign exchange losses and other
Total	$(2.2)	$2.5	$-	$-

For the three and nine month periods ended September 30, 2011 and 2010, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	September 30,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$23.6	$23.6	$-	$-
Deferred compensation assets	3.1	3.1	-	-
Foreign currency contracts	0.2	-	0.2	-
Commodity contracts	0.2	-	0.2	-
	$27.1	$26.7	$0.4	$-
Liabilities:
Contingent consideration	$1.9	$-	$-	$1.9
Deferred compensation liabilities	4.4	4.4	-	-
Interest rate swap contracts	9.2	-	9.2	-
	$15.5	$4.4	$9.2	$1.9

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.6	$0.6	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$4.2	$4.2	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Interest rate swap contracts	6.1	-	6.1	-
	$13.8	$5.4	$6.1	$2.3

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

Commodity contracts are included within other current assets and are valued using an income approach. The fair value of our foreign currency contracts is included within other current assets and is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads. Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2010	$2.3
Increase in fair value recorded in earnings	0.4
Reduction in fair value recorded in earnings	(0.8)
Balance, September 30, 2011	$1.9

Refer to Note 2, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At September 30, 2011, the estimated fair value of long-term debt was $302.7 million compared to a carrying amount of $323.3 million. At December 31, 2010, the estimated fair value of long-term debt was $344.2 million and the carrying amount was $358.1 million.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	September 30,	December 31,
($ in millions)	2011	2010
Finished goods	$68.9	$65.1
Work in process	21.7	21.4
Raw materials	64.9	60.5
	$155.5	$147.0

Note 7:  Revolving Credit Facility

In June 2011, we entered into a credit agreement and related document governing the terms of our new $50.0 million revolving credit facility (the “New Credit Facility”). The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research building. We currently expect to acquire the new building during the first quarter of 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. The credit agreement requires us to maintain a total leverage ratio no greater than 3.50 to 1.00 and an interest coverage ratio greater than or equal to 2.50 to 1.00.

In connection with the New Credit Facility, we incurred debt issuance costs of $0.3 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. As of September 30, 2011, we had no balance outstanding under this New Credit Facility.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net income, as reported, for basic net income per share	$16.9	$17.8	$56.7	$59.3
Plus: interest expense on convertible debt, net of tax	1.1	1.1	3.2	3.2
Net income for diluted net income per share	$18.0	$18.9	$59.9	$62.5

Weighted average common shares outstanding	33.8	33.4	33.6	33.3
Assumed stock options exercised and awards vested, based on the treasury stock method	0.3	0.4	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9	2.9
Weighted average shares assuming dilution	37.0	36.7	37.0	36.7

Options to purchase 1.7 million shares of our common stock for both of the three month periods ended September 30, 2011 and 2010 were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 1.3 million and 1.1 million antidilutive options outstanding during the nine month periods ended September 30, 2011 and 2010, respectively.

Note 9:  Comprehensive (Loss) Income

Comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net income	$16.9	$17.8	$56.7	$59.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25.1)	37.3	6.4	(9.3)
Defined benefit pension and other postretirement plans	1.6	0.2	2.1	2.2
Unrealized gains (losses) on derivatives:
Unrealized gains arising during the period	0.3	0.2	0.4	1.1
Losses included in net income	(0.7)	(0.5)	(2.1)	(2.1)
Net unrealized losses on derivatives	(0.4)	(0.3)	(1.7)	(1.0)
Other comprehensive (loss) income, net of tax	(23.9)	37.2	6.8	(8.1)
Comprehensive (loss) income	$(7.0)	$55.0	$63.5	$51.2

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

At inception, there were 4,800,000 shares of common stock available for issuance under the 2011 Plan.  Stock options and stock appreciation rights reduce the number of shares available by one share for each award granted.  All other awards that will be distributed in stock under the 2011 Plan will reduce the total number of shares available for grant by an amount equal to 2.35 times the number of shares awarded.  If awards made under previous plans would entitle a plan participant to an amount of West stock in excess of the target amount, the additional shares (up to a maximum threshold amount) will be distributed under the 2011 Plan. At September 30, 2011, there were 4,738,318 shares remaining in the 2011 Plan.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
Service cost	$2.1	$2.1	$0.3	$0.4	$2.4	$2.5
Interest cost	4.1	4.0	0.3	0.1	4.4	4.1
Expected return on assets	(4.1)	(4.0)	-	-	(4.1)	(4.0)
Amortization of prior service credit	(0.3)	(0.3)	-	-	(0.3)	(0.3)
Recognized actuarial losses	1.7	1.6	-	(0.1)	1.7	1.5
Curtailment gain, net	(0.2)	-	-	-	(0.2)	-
Net periodic benefit cost	$3.3	$3.4	$0.6	$0.4	$3.9	$3.8

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
U.S. plans	$2.4	$2.6	$0.6	$0.4	$3.0	$3.0
International plans	0.9	0.8	-	-	0.9	0.8
Net periodic benefit cost	$3.3	$3.4	$0.6	$0.4	$3.9	$3.8

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
Service cost	$7.0	$6.5	$0.9	$0.8	$7.9	$7.3
Interest cost	12.1	11.5	0.7	0.6	12.8	12.1
Expected return on assets	(12.1)	(11.0)	-	-	(12.1)	(11.0)
Amortization of transition obligation	0.1	0.1	-	-	0.1	0.1
Amortization of prior service (credit) cost	(1.2)	(0.9)	0.1	0.1	(1.1)	(0.8)
Recognized actuarial losses	4.6	4.3	-	(0.1)	4.6	4.2
Curtailment gain, net	(0.2)	-	-	-	(0.2)	-
Net periodic benefit cost	$10.3	$10.5	$1.7	$1.4	$12.0	$11.9

	Pension benefits		Other retirement benefits		Total
	2011	2010	2011	2010	2011	2010
U.S. plans	$7.9	$8.8	$1.7	$1.4	$9.6	$10.2
International plans	2.4	1.7	-	-	2.4	1.7
Net periodic benefit cost	$10.3	$10.5	$1.7	$1.4	$12.0	$11.9

During the third quarter of 2011, as a result of the closure of a plant in the United States, we recorded a $0.2 million net curtailment gain in restructuring and other items related to our U.S. qualified and postretirement medical plans. Refer to Note 2, Restructuring and Other Items, for additional details regarding the 2010 restructuring program.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net sales:
Packaging Systems	$209.1	$191.5	$647.1	$591.3
Delivery Systems	84.5	81.0	251.4	239.9
Intersegment sales	-	(1.1)	(1.6)	(3.3)
Total net sales	$293.6	$271.4	$896.9	$827.9

Operating profit:
Packaging Systems	$34.8	$29.4	$114.9	$106.8
Delivery Systems	1.7	3.6	5.9	8.5
Corporate	(9.1)	(9.3)	(32.2)	(31.1)
Other unallocated items	(1.3)	1.6	(6.0)	0.6
Total operating profit	$26.1	$25.3	$82.6	$84.8
Interest expense	4.5	4.2	13.8	12.1
Interest income	(0.4)	(0.1)	(0.9)	(0.3)
Income before income taxes	$22.0	$21.2	$69.7	$73.0

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

Except as discussed below, there have been no significant changes to the commitments and contingent liabilities included in our 2010 Annual Report.

The construction of our new corporate office and research building, which will replace our existing corporate office lease, commenced in the first quarter of 2011 and is expected to be completed by the end of 2012. The majority of the building will be constructed under our agreement with a real estate development company. Amounts incurred under this agreement will be accrued to property, plant and equipment and other long-term liabilities until they are paid at settlement, which is expected to occur by the first quarter of 2013. We expect to incur total construction and development costs related to this construction of approximately $66.0 million.

Note 14:  New Accounting Standards

Recently Adopted Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for business combinations. The update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations, and defines the periods for which pro forma information should be presented. This guidance was effective for us as of January 1, 2011 and will be applied prospectively to business combinations entered into on or after that date.

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

Standards Issued Not Yet Adopted

In September 2011, the FASB issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management believes that the adoption will not have a material impact on our financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and accompanying notes included in our 2010 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item IA. “Risk Factors”, in our 2010 Annual Report and in Part II, Item IA. “Risk Factors” of this Quarterly Report on Form 10-Q.

Throughout this section, references to “Notes” refer to the footnotes to our condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, unless otherwise indicated.

Business Segments

We manage and operate our business through the following two segments - Pharmaceutical Packaging Systems (“Packaging Systems”) and Pharmaceutical Delivery Systems (“Delivery Systems”). Packaging Systems manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications. We also maintain global partnerships to share technologies and market products with affiliates in Japan and Mexico.

Third Quarter Financial Performance

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments, which led to consolidated net sales of $293.6 million for the three months ended September 30, 2011, an increase of 8.2% from the same period in 2010. The sales growth was the result of a favorable foreign exchange impact, an improved mix of products and sales volume, and selling price increases. Net sales originating in the United States were $134.7 million, an increase of 3.3% from the same period in 2010, reflecting increased contract-manufacturing activity and higher average selling prices. Net sales generated outside of the United States were $158.9 million, an increase of 12.7% from the same period in 2010, which reflected a favorable foreign exchange impact and an increased demand for pharmaceutical packaging components in Europe and the Asia-Pacific region. Excluding the favorable effects from currency translation, our non-U.S. net sales increased 3.7% and our consolidated net sales increased 3.5% from the same period in 2010.

Gross profit of $81.4 million for the three months ended September 30, 2011 was $6.7 million, or 9.0%, higher than the same period in 2010, including a favorable foreign exchange impact of $3.0 million as well as an improved mix of products and sales volume and selling price increases, all of which were partially offset by the continued impact of increased raw material costs. The cost of natural rubber and materials linked to hydrocarbon prices, such as synthetic polymers and plastic resin, has increased significantly over the past year. During periods of increasing manufacturing costs, we generally incur incremental costs that are not immediately recoverable from our customers. In order to help mitigate the lagging effect between the pricing mechanisms in our sales contracts and those in our raw material supply agreements, we implemented a temporary raw materials surcharge effective July 2011. The surcharge helped offset our raw material costs incurred during the three months ended September 2011, and will remain in effect through the end of the year. On a longer-term basis, we expect to substantially recover raw material and other cost increases through selling price increases and continued cost reduction initiatives.

Operating profit of $26.1 million for the three months ended September 30, 2011 was $0.8 million, or 3.2%, higher than the same period in 2010, primarily due to the increase in gross profit described above, which was partially offset by increases in R&D costs, SG&A costs and restructuring and other items, as described below.

Net income of $0.49 per diluted share for the three months ended September 30, 2011 was $.02 lower than the same period in 2010, primarily due to increases in restructuring and other items and income tax expense. See the Net Income section below for further discussion.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the 2011 closure of a plant in the United States, a longer-term reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative positions at various other locations. Under this plan, we expect to incur total restructuring and related charges of approximately $22.0 million to $24.0 million through the end of 2012, which consist of $15.0 million to $17.0 million in cash expenditures for severance and costs associated with the plant closure and fixed asset relocation, and approximately $7.0 million in non-cash asset impairment and disposal charges. We incurred $14.5 million of restructuring and related charges, as part of this plan, in December 2010 and $4.3 million during the nine months ended September 30, 2011. We currently expect to incur additional charges of approximately $3.0 million during the fourth quarter of 2011, and the remaining charges during 2012. Restructuring and related charges are considered unallocated costs and are excluded from our segment operating results.

RESULTS OF OPERATIONS

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, including stock-based compensation, adjustments to annual bonus plan expense for over- or under-attainment, and certain pension and other retirement benefit costs. Also excluded from segment operating profit are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items. Corporate costs include executive and director compensation, stock-based compensation expense and other corporate facilities and administrative expenses that are not allocated to the segments.

For the purpose of aiding the comparison of our year-over-year results, we often refer to net sales and other financial results excluding the effects of changes in foreign exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results excluding effects from currency translation are not in conformity with U.S. GAAP and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Packaging Systems	$209.1	$191.5	$647.1	$591.3
Delivery Systems	84.5	81.0	251.4	239.9
Intersegment sales elimination	-	(1.1)	(1.6)	(3.3)
Consolidated net sales	$293.6	$271.4	$896.9	$827.9

Consolidated net sales increased by $22.2 million, or 8.2%, for the three months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $12.7 million. Excluding foreign currency effects, net sales for the three months ended September 30, 2011 increased by $9.5 million, or 3.5%, as compared to the same period in 2010. A favorable mix of products and sales volume contributed 2.0 percentage points of the increase, and selling price increases contributed 1.5 percentage points of the increase.

Consolidated net sales increased by $69.0 million, or 8.3%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $31.6 million. Excluding foreign currency effects, net sales for the nine months ended September 30, 2011 increased by $37.4 million, or 4.5%, as compared to the same period in 2010. A favorable mix of products and sales volume contributed 3.7 percentage points of the increase, and selling price increases contributed 0.8 percentage points of the increase.

Packaging Systems - Net sales increased by $17.6 million, or 9.2%, for the three months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $11.2 million. Excluding foreign exchange effects, net sales for the three months ended September 30, 2011 increased by 3.4%, as compared to the same period in 2010. Higher selling prices, including raw material surcharges and contractual price increases, contributed 2.4 percentage points of the increase. Increased demand for pharmaceutical packaging components, primarily in our Europe and Asia regions, contributed 1.0 percentage point of the increase. Sales growth was led by our recently-introduced Envision™ line of vision-inspected products and components used in prefilled syringe systems.

Packaging Systems’ net sales increased by $55.8 million, or 9.4%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $28.4 million. Excluding foreign exchange effects, net sales for the nine months ended September 30, 2011 increased 4.6%, as compared to the same period in 2010. A favorable mix of products and sales volume, resulting from an increased demand for pharmaceutical packaging components, primarily in our Europe and Asia regions, contributed 3.0 percentage points of the increase, and selling price increases contributed 1.6 percentage points of the increase. Our product mix improved due to increased sales of our advanced pharmaceutical packaging products, including Westar®-processed and coated closures, as well as the recently-introduced Envision™ line of vision-inspected components.

Delivery Systems - Net sales increased by $3.5 million, or 4.2%, for the three months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $1.5 million. Excluding foreign exchange effects, net sales for the three months ended September 30, 2011 increased 2.4%, as compared to the same period in 2010. A favorable mix of products and sales volume contributed 3.0 percentage points of the increase, partially offset by lower selling prices of 0.6 percentage points. The majority of the growth in sales resulted from increased sales of contract-manufactured healthcare devices and growth in sales of drug reconstitution devices during the three months ended September 30, 2011. Selling prices were lower as a result of scheduled price reductions under certain contract-manufacturing agreements.

Delivery Systems’ net sales increased by $11.5 million, or 4.8%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $3.2 million. Excluding foreign exchange effects, net sales for the nine months ended September 30, 2011 increased 3.4%, as compared to the same period in 2010. A favorable mix of products and sales volume contributed 4.5 percentage points of the increase, partially offset by lower selling prices of 1.1 percentage points. The majority of the favorable product mix resulted from increased sales of contract-manufactured healthcare devices and growth in sales of drug reconstitution devices during the nine months ended September 30, 2011. Despite selling price increases to offset the increased cost of plastic resin, overall selling prices were lower, due to the scheduled price reductions mentioned above.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems.

Gross Profit

The following table presents our gross profit by reportable segment. The related gross margins are calculated as gross profit divided by net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Packaging Systems:
Gross Profit	$66.0	$58.5	$208.4	$195.2
Gross Margin	31.6%	30.5%	32.2%	33.0%
Delivery Systems:
Gross Profit	$15.4	$16.2	$45.6	$44.9
Gross Margin	18.2%	20.0%	18.2%	18.7%
Consolidated Gross Profit	$81.4	$74.7	$254.0	$240.1
Consolidated Gross Margin	27.7%	27.5%	28.3%	29.0%

Consolidated gross profit increased by $6.7 million, or 9.0%, for the three months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $3.0 million. Consolidated gross margin increased by 0.2 percentage points for the three months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of the favorable mix of products and sales volume and selling price increases described above and improved production efficiency. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 1.9 percentage points. The majority of the higher raw material costs related to natural rubber and materials linked to hydrocarbon prices, such as synthetic polymers and plastic resin.

Consolidated gross profit increased by $13.9 million, or 5.8%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $8.1 million. Consolidated gross margin decreased by 0.7 percentage points for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the impact of increased raw material costs, which reduced our consolidated gross margin by 2.2 percentage points. Sales price and product mix improvements increased our gross margin by 0.9 percentage points, but the impact was almost completely offset by wage and benefit increases, as well as higher depreciation expense. Improved production efficiencies and cost saving initiatives contributed 1.6 percentage points to our change in consolidated gross margin for the nine months ended September 30, 2011.

Packaging Systems - Gross profit increased by $7.5 million, or 12.8%, for the three months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $2.9 million. Packaging Systems’ gross margin increased by 1.1 percentage points for the three months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of the favorable mix of products and sales volume and selling price increases described above, as well as improved efficiencies, all of which were partially offset by the impact of increased raw material costs, which reduced Packaging Systems’ gross margin by 2.2 percentage points. The improvement in gross profit and margin was achieved despite the continuing adverse impact of certain customer-specific sales reductions associated with regulatory actions that continued to limit one customer’s production levels and reduced end-market utilization of a specific drug product.

Packaging Systems’ gross profit increased by $13.2 million, or 6.8%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including a favorable foreign exchange impact of $7.8 million. Packaging Systems’ gross margin decreased by 0.8 percentage points for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the impact of increased raw material costs, which reduced Packaging Systems’ gross margin by 2.4 percentage points. Improved production efficiencies contributed 1.7 percentage points to the change in Packaging Systems’ gross margin for the nine months ended September 30, 2011. Our year-to-date volume mix variances were slightly favorable to the prior year, overcoming customer-specific packaging and regulatory actions that reduced production in the United States. For the remainder of the year, we expect that selling price increases and the temporary raw material surcharge will partially offset the impact from higher raw material costs. However, our gross profit margins for the year ending December 31, 2011 are forecasted to be slightly lower than those achieved in the year ended December 31, 2010.

Delivery Systems - Gross profit decreased by $0.8 million, or 4.9%, and gross margin decreased by 1.8 percentage points, for the three months ended September 30, 2011, as compared to the same period in 2010, due to the impact of contractually-mandated selling price decreases and increased raw material costs. The impact of the reduced selling prices is expected to continue to impact our year-over-year gross margin comparison for the remainder of the year.

Delivery Systems’ gross profit increased by $0.7 million, or 1.6%, for the nine months ended September 30, 2011, as compared to the same period in 2010. Delivery Systems’ gross margin decreased by 0.5 percentage points for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the impact of raw material costs and selling price decreases, which reduced Delivery Systems’ gross margin by 1.5 percentage points and 0.9 percentage points, respectively. Improved efficiencies and lower plant overhead costs contributed 2.0 percentage points to the change in Delivery Systems’ gross margin for the nine months ended September 30, 2011.

Research and Development (“R&D”) Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

R&D costs	$7.7	$5.9	$21.9	$17.0

R&D costs increased by $1.8 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the same period in 2010, primarily as a result of development work on the SmartDose™ electronic patch injector system, as well as increased development activities surrounding our advanced packaging and ready-to-use components, and drug injection systems. We currently expect that R&D costs incurred during the 2011 calendar year will exceed the comparable 2010 amounts as a result of our continued investment in acquired technologies and increased emphasis on improving the consistency, cleanliness and value of pharmaceutical packaging components.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010

SG&A costs	$45.7	$44.9	$144.8	$137.2
SG&A as a % of net sales	15.5%	16.5%	16.1%	16.6%

SG&A costs increased by $0.8 million, or 1.8%, for the three months ended September 30, 2011, as compared to the same period in 2010. Foreign currency translation effects increased SG&A costs by $1.4 million, which was partially offset by decreases in both corporate and segment SG&A costs. Corporate SG&A costs decreased by $0.2 million for the three months ended September 30, 2011, primarily due to lower stock-based compensation expense resulting from the impact of lower share prices on our deferred compensation plan liabilities, which are indexed to our stock price. Segment SG&A costs decreased by $0.4 million, primarily due to cost reductions related to compensation.

SG&A costs increased by $7.6 million, or 5.5%, for the nine months ended September 30, 2011, as compared to the same period in 2010, including foreign currency translation effects of $3.3 million. Corporate SG&A costs increased by $1.1 million for the nine months ended September 30, 2011, primarily due to increased costs for outside services. Segment SG&A costs increased by $1.1 million for the nine months ended September 30, 2011, primarily due to increased information technology costs. In addition, there were $2.1 million in total charges due to the acceleration of stock-based compensation expense in conjunction with the retirement of our former President and Chief Operating Officer and related amendments to equity compensation agreements.

Restructuring and Other Items

Other income and expense items, consisting primarily of gains and losses on the sale of fixed assets, impairments of segment assets, and foreign exchange transaction gains and losses, are generally recorded within segment or corporate results. Certain restructuring, impairments and other specifically-identified gains and losses considered outside of the control of segment management are not allocated to our segments. The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Segments	$0.6	$0.2	$0.9	$1.8
Corporate and other unallocated items:
Corporate	-	-	(0.1)	(0.1)
Restructuring and related charges	1.0	0.2	4.3	1.2
Acquisition-related contingencies	0.3	(1.8)	(0.4)	(1.8)
Consolidated restructuring and other items	$1.9	$(1.4)	$4.7	$1.1

The majority of the segments’ other expense items for all periods presented was attributable to foreign exchange transaction losses experienced by our subsidiaries on non-functional currency trade obligations. Segments’ other expense for the nine months ended September 30, 2010 included a foreign exchange transaction loss of $0.6 million resulting from the January 2010 devaluation of the Venezuelan Bolivar.

Restructuring and related charges - During 2011, we incurred restructuring and related charges associated with the plan announced in December 2010. Charges associated with this plan for the three and nine months ended September 30, 2011 totaled $1.0 million and $4.3 million, respectively, and were primarily associated with facility closure costs at our Montgomery, Pennsylvania plant and a reduction of operations at our Cornwall, England facility. During the three and nine months ended September 30, 2010, we incurred charges of $0.2 million and $1.2 million, respectively, in conjunction with our November 2009 restructuring program, which was completed in 2010.

Acquisition-related contingencies – During the three and nine months ended September 30, 2011, we increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system by $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2011, we also reduced the liability for contingent consideration related to our July 2009 eris™ safety syringe system acquisition by $0.8 million. Subsequent to this reduction, and as of September 30, 2011, the liability balance for the eris™ safety syringe system acquisition is zero, which reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

See Note 2, Restructuring and Other Items, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Operating Profit

The following table presents operating profit by reportable segment, and corporate and other unallocated costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Segments:
Packaging Systems	$34.8	$29.4	$114.9	$106.8
Delivery Systems	1.7	3.6	5.9	8.5
Corporate and other unallocated items:
Corporate	(9.1)	(9.3)	(32.2)	(31.1)
Other unallocated expense	(1.3)	1.6	(6.0)	0.6
Consolidated operating profit	$26.1	$25.3	$82.6	$84.8

Consolidated operating profit increased by $0.8 million, or 3.2%, for the three months ended September 30, 2011, due to the increase in consolidated gross profit described above, partially offset by the increases in R&D costs, SG&A costs and restructuring and other items described above.

Consolidated operating profit decreased by $2.2 million, or 2.6%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the increases in SG&A costs, R&D costs and restructuring and other items described above, partially offset by the increase in consolidated gross profit described above.

Interest Expense, Net

The following table presents consolidated interest expense, net, by significant component:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Interest expense	$4.9	$4.3	$14.6	$13.0
Capitalized interest	(0.4)	(0.1)	(0.8)	(0.9)
Interest income	(0.4)	(0.1)	(0.9)	(0.3)
Consolidated interest expense, net	$4.1	$4.1	$12.9	$11.8

Consolidated interest expense, net, increased by $1.1 million, or 9.3%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the increased amortization of debt-issue costs resulting from the June 2010 refinancing of our revolving credit facility.

Income Taxes

Generally, year-over-year fluctuations in the effective tax rate are caused by changes within state and international taxes resulting from our geographic mix of earnings and the impact of discrete items which are required to be recognized in the respective interim reporting period.

Our effective tax rate increased to 30.0% and 25.7% for the three and nine months ended September 30, 2011, respectively, as compared to 21.3% and 23.6% for the same prior-year periods, respectively. The net increase in the effective tax rates for the three and nine months ended September 30, 2011 resulted from a combination of reclassifications of certain R&D credits and other tax items into pre-tax income due to changes in local tax laws, the impact of discrete tax items, and a change in the geographic mix of earnings. Discrete tax charges for the three and nine months ended September 30, 2011 were $0.7 million and $0.8 million, respectively, which primarily related to a change in the U.K. tax rate. Discrete tax benefits for the three months ended September 30, 2010 were $0.5 million, which primarily related to the resolution of tax contingencies relating to other periods. Discrete tax items incurred during the nine months ended September 30, 2010 did not have a significant impact on our effective tax rate.

Equity in Affiliates

Equity in net income of affiliates represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in three companies in Mexico. Equity earnings increased by $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to increased gross profit reported by Daikyo on higher sales of their pharmaceutical packaging products and specialty materials.

Net Income

Net income for the three months ended September 30, 2011 was $16.9 million, which included restructuring and related charges of $0.6 million (net of $0.4 million in tax), acquisition-related contingencies of $0.2 million (net of $0.1 million in tax), and discrete income tax charges of $0.7 million. Net income for the three months ended September 30, 2010 was $17.8 million, which was net of restructuring and related charges of $0.1 million (net of $0.1 million in tax), income from acquisition-related contingencies of $1.6 million (net of $0.2 million in tax) and discrete tax benefits of $0.5 million.

Net income for the nine months ended September 30, 2011 was $56.7 million, which included restructuring and related charges of $2.8 million (net of $1.5 million in tax), income from acquisition-related contingencies of $0.4 million, certain executive separation-related charges of $1.3 million (net of $0.8 million in tax), and discrete income tax charges of $0.8 million. Net income for the nine months ended September 30, 2010 was $59.3 million, which was net of restructuring and related charges of $0.8 million (net of $0.4 million in tax) and income from acquisition-related contingencies of $1.6 million (net of $0.2 million in tax).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2011	2010
Net cash provided by operating activities	$88.9	$91.1
Net cash used in investing activities	(84.2)	(55.4)
Net cash provided by (used in) financing activities	3.4	(19.4)

Cash Flows from Operating Activities - Cash provided by operating activities for the nine months ended September 30, 2011 decreased by $2.2 million, as compared to the same period in 2010, primarily due to increased payments made under our restructuring plans, a higher level of pension funding and the timing of collections on accounts receivable resulting from an increased amount of international sales with longer credit terms.

Cash Flows from Investing Activities – Cash used in investing activities for the nine months ended September 30, 2011 increased by $28.8 million, as compared to the same period in 2010, primarily due to a $12.2 million increase in capital spending and a $20.0 increase in net purchases of short-term investments. The short-term investments represent certificates of deposit with maturities between three and nine months. The majority of the increased capital spending was related to the expansion in capacity for manufacturing Daikyo Crystal Zenith syringes at our Scottsdale, AZ facility. Completion of this project is expected in the fourth quarter of 2011. We anticipate that full year 2011 capital spending will be between $115.0 million and $120.0 million, versus the $71.1 million spent during the year ended December 31, 2010. The actual timing of our capital spending projections for 2011 are largely dependent on the progress made on multiple equipment upgrades in both the United States and Europe, as well as the construction on our new compression-molding plant in China. Construction of our new corporate office and research building began in the first quarter of 2011 and is expected to be completed by the end of 2012. Under the terms of our construction and development agreement, the majority of costs required to construct this building will be incurred by our counterparty during the construction period and paid by us at settlement, which is expected to occur by the first quarter of 2013. All construction costs incurred during 2011, which are not due until settlement, will be accrued to property, plant and equipment and other long-term liabilities until they are paid.

Cash Flows from Financing Activities – Cash provided by financing activities for the nine months ended September 30, 2011 changed by $22.8 million, as compared to the same period in 2010, primarily due to borrowings and repayments under our current and former revolving credit facilities.

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

The table below presents selected liquidity and capital measures as of the respective date:

($ in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$119.2	$110.2
Short-term investments	$23.6	$0.6
Working capital	$274.2	$266.9
Total debt	$378.0	$358.4
Net debt-to-total invested capital	27.2%	28.4%

Short-term investments that have maturities of ninety days or less when purchased are considered cash equivalents. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2011 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term liquid investments. The balance of cash and cash equivalents increased during the nine months ended September 30, 2011, as cash generated from operations and borrowings from our revolving credit facility were used to fund working capital needs, capital expenditures and $22.8 million in net purchases of short-term investments. Cash balances outside of the United States grew by $0.9 million from strengthening foreign currencies, primarily the Euro, during the first nine months of 2011. The cash and cash equivalents balance at September 30, 2011 included $115.5 million of cash held by subsidiaries outside of the United States, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans. We do not currently have any significant short-term intercompany loans from our foreign subsidiaries to our U.S. entities.

Working capital - Working capital at September 30, 2011 increased $7.3 million, or 2.7%, compared with the balance at December 31, 2010, including an increase of $1.2 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $8.1 million, $25.8 million and $7.6 million, respectively, partially offset by an increase in total current liabilities of $58.7 million. The increased accounts receivable balance was primarily the result of higher sales in the current-year quarter, compared with the fourth quarter of 2010, and increased inventory balances were mostly due to higher raw materials costs and higher quantities of finished goods corresponding with higher orders on-hand compared with year-end 2010. The increase in current liabilities was due to a reclassification from long-term debt of $50.0 million related to our Series A Note due July 2012, short-term borrowings under our revolving credit facility and an increase in trade accounts payable corresponding with the increased inventory production during the current quarter. During the same time period, we also made net purchases of $22.8 million of short-term investments.

Debt and credit facilities - The $19.6 million increase in total debt compared with the December 31, 2010 balance resulted from foreign exchange rate fluctuations of $3.7 million and net borrowings of $15.9 million. As of September 30, 2011, we had $29.5 million in outstanding borrowings under our $225.0 million revolving credit facility. Of this amount, $25.0 million was classified as long-term debt based upon our intent and ability to continue the loans beyond one year, and $4.5 million was classified as short-term based upon our intent to repay this portion within the next twelve months. During the three months ended September 30, 2011, we had an average outstanding balance of $23.4 million under our revolving credit facility, including both the short and long-term components.

Our sources of liquidity include the $225.0 million multi-currency revolving credit facility. As of September 30, 2011, we had $192.8 million of borrowing capacity available under this facility, and we have not experienced any limit on our ability to access this source of funds. In addition, we entered into a new credit agreement in June 2011 which contains a $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research building. We currently expect to acquire the new building during the first quarter of 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. As of September 30, 2011, we had no balance outstanding under this new credit facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of September 30, 2011, we were in compliance with all of our debt covenants.

Goodwill and Long-lived Assets

As part of our annual long-range planning process, our sales and marketing teams updated sales projections during the third quarter of 2011 which indicated delays and lower than expected demand for our eris™, Confidose® and NovaGuard™ product lines. The revised projections triggered an impairment review of the assets associated with these product lines. At September 30, 2011 our investment in equipment and intangible assets, excluding goodwill, for eris™, Confidose® and NovaGuard™ was $14.2 million, $5.7 million and $3.4 million, respectively.  Our review concluded that the future cash flows associated with these product lines are still expected to exceed the carrying value of the related assets and therefore no impairment charge was required as of September 30, 2011. We will continue to monitor these product lines in the future, including during our annual review of goodwill and indefinite-lived intangible assets, which is completed during the fourth quarter of each year following our annual budget and long-range planning process.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2010 Annual Report. During the three and nine months ended September 30, 2011, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations or the estimated timing of the future cash payments, except as related to our capital lease obligations and purchase obligations, as summarized below.

The following table includes only the material changes to our commitments and contractual obligations as presented in our 2010 Annual Report.

	Payments Due By Period
($ in millions)	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Capital lease obligations (1)	$0.7	$0.4	$0.4	$0.2	$1.7
Purchase obligations (2)	$13.2	$45.7	$3.6	$3.6	$66.1

(1)
Our estimate of future payments under capital lease obligations was reduced by $69.0 million to reflect the decision to exercise our option to purchase our new corporate office and research building instead of leasing it.

(2)
Purchase obligations were increased by $36.0 million to include the estimated purchase price under our agreement for the construction and development of our new corporate office and research building. Payment is due for the portion of the building covered by this contract upon completion, which is expected to occur by the first quarter of 2013. The actual purchase price of the building will be based on construction and development costs incurred. As of the current date, we have other agreements to purchase $6.5 million in building-related materials which are also reflected in this table. In addition to the amounts included in this table, we expect to directly incur approximately $28.6 million in capital expenditures related to the building over the next eighteen months.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2011, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as well as, leased equipment and sales tax liability guarantees as noted in our 2010 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three and nine months ended September 30, 2011, and the impact, if any, on our financial position or results of operations, see Note 14, New Accounting Standards, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems, including Daikyo Crystal Zenith® (“CZ”) prefilled syringes, cartridges and vials, and the Confidose®, SmartDose™ and NovaGuard™ systems;

•
whether customers agree to incorporate West’s products and delivery systems with their new and existing drug products, the ultimate timing and successful commercialization of those products and systems, which involves substantial evaluations of the functional, operational, clinical and economic viability of the Company’s products, and the rate, timing and success of regulatory approval for the drug products that incorporate the Company’s components and systems;

•
the timely and adequate availability of filling capacity, which is essential to conducting definitive stability trials and the timing of first commercialization of customers’ products in CZ prefilled syringes;

•	the timely execution and completion of our restructuring plans within the cost estimates, and the achievement of cost savings, anticipated by the plan;

•	average profitability, or mix, of products sold in any reporting period;

•	maintaining or improving production efficiencies and overhead absorption;

•
dependence on third parties for supplies, services and raw materials, some of which are single-source suppliers of critical materials, services and products, including our Japanese partner and affiliate, Daikyo;

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2010 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2011 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be urchased under the plans or programs
July 1 – 31, 2011	8	$46.10	-	-
August 1 – 31, 2011	593	41.76	-	-
September 1 – 30, 2011	41	37.54	-	-
Total	642	$41.54	-	-

(1)
Includes 642 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

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

November 7, 2011

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