Form 10-K
period 2011-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2012-02-29
CIK 105770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $1,472,514,635 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2012, there were 33,779,282 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2012	Part III

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

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., either directly or indirectly through its subsidiaries unless noted otherwise. Teflon® is a registered trademark of E.I. du Pont de Nemours and Company. FluroTec® and Daikyo Crystal Zenith® (“CZ”) are registered trademarks of Daikyo Seiko, Ltd.

Throughout this report, references to “Notes” refer to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, unless otherwise indicated.

West Website

We maintain a website at www.westpharma.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investors – SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2011 fiscal year. Our 2012 Proxy Statement will be available on our website on or about March 31, 2012, under the caption Investors — Proxy Materials.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee Charters, and instructions on how to contact the Board is available on our website under the Investors — Corporate Governance caption. We intend to make any required disclosures regarding any amendments of our Code of Business Conduct or waivers granted to any of our directors or executive officers under the heading Code of Business Conduct on our website. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors — Transfer Agent/Dividend Reinvestment Program caption.

We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 101 Gordon Drive, Lionville, PA 19341.

Business Segments

Our business operations are organized into two reportable segments, which are aligned with the underlying markets and customers they serve. Our reportable segments are the Pharmaceutical Packaging Systems segment (“Packaging Systems”) and the Pharmaceutical Delivery Systems segment (“Delivery Systems”).

Packaging Systems Segment

Our Packaging Systems segment develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components.  The growth strategy for Packaging Systems includes organic growth through market segmentation, new-product innovation, strategic acquisitions and geographic expansion. The primary components we manufacture are subject to regulatory oversight within our customers’ manufacturing facilities.  We have manufacturing facilities in North and South America, Europe and Asia, with affiliated companies in Mexico and Japan.  See Item 2, Properties, for additional information on our manufacturing and other sites.

Our Packaging Systems segment consists of three operating segments — Americas, Europe and Asia Pacific — which are aggregated for reporting purposes.

The Packaging Systems business is composed of the following product lines:

Pharmaceutical packaging

•	Elastomeric stoppers and discs, which serve as primary closures for pharmaceutical vials.

•	Elastomeric plungers, needle shields and tip caps to fit most standard prefilled syringes and combination seals for dental cartridges and pen delivery systems.

•	Secondary closures for pharmaceutical vials called Flip-Off® seals, consisting of an aluminum seal and a removable plastic button that is removed to permit needle access to the vial contents.

•	Pharmaceutical containers, closures and dispensers, including the West Ready Pack™ containment system

•	Enhanced component processing: Envision™, VeriSure™, Westar® RS (ready-to-sterilize) and Westar® RU (ready-to-use).

Disposable medical components

•	Elastomeric components for blood collection systems, as well as flashback bulbs and sleeve stoppers for intravenous dispensing systems.

•	Elastomer and co-molded elastomer/plastic components for infusion and intravenous systems.

•	Non-filled syringe components.

•	Dropper bulbs for applications such as eye, ear and nasal drops, diagnostic products and dispensing systems.

Laboratory and other services

•	Extractables and leachables testing, package/container testing, method development/validation, stability testing, process development and problem resolution.

See Note 5, Segment Information, to our consolidated financial statements for net sales information for each of Packaging Systems’ product lines.

Elastomeric components are offered in a variety of standard and customer-specific configurations and formulations and are available with advanced barrier films and coatings to enhance their performance. West FluroTec barrier film is applied using a patented molding process to reduce the risk of product loss by contamination, enhance seal integrity and protect the shelf life of packaged drugs. We also apply a Teflon coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-Coating is a coating applied to the surface of stoppers and plungers using a patented process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-Coating technologies are licensed from Daikyo Seiko, Ltd.

Our tamper-evident Flip-Off seals are sold in a wide range of sizes and colors, using the newly introduced Color Configurator, to meet customers’ needs for product identification and differentiation. The seals can be provided using proprietary printing and embossing technology for multiple layers of protection, such as point-of-use instructions, item-level information such as vial contents, drug dosage and strength, and cautionary statements that can serve as counterfeiting deterrence.

The West Ready Pack containment system is a one-source solution ideal for pharmaceutical research and development and clinical work. Each system comes with West stoppers, Flip-Off seals and vials conveniently packaged in small volumes. Because the components are delivered ready-to-use, component preparation is eliminated from our customers’ processing, saving them time and money.

The Envision automated vision inspection system ensures that components (plungers and stoppers) meet enhanced quality specifications for visible and subvisible particulate and contamination.

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

In addition, our Westar RS and Westar RU post-manufacturing processes are documented and fully validated procedures for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins. The Westar RS process prepares components for introduction into the customer’s sterilizer and the Westar RU process provides sterilized components. These processes increase the overall efficiency of injectable drug production by outsourcing component processing, thereby eliminating steps otherwise required in each of our customers’ manufacturing processes, and help to assure compliance with the latest regulatory requirements for component preparation.

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

Delivery Systems Segment

Our Delivery Systems segment develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of customer contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications, such as Daikyo CZ, SmartDose®, ConfiDose® and NovaGuard™, which are discussed below in further detail. As part of its innovation initiative, the Delivery Systems segment has acquired various companies and technologies since 2005, including the Tech Group, Inc. (custom contract manufacturing); Medimop Medical Projects, Ltd. and La Model Ltd. (administration systems); and ConfiDose and éris™ (advanced injection systems).

We intend to pursue growth in Delivery Systems through the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications. This segment has manufacturing operations in North America and Europe. See Item 2, Properties, for additional information on our manufacturing and other sites.

As of March 31, 2011, our Delivery Systems segment consisted of two operating segments — Americas and International — which were aggregated for reporting purposes. During the second quarter of 2011, we revised our method of internal financial reporting for this segment to better align it with how the segment’s performance is assessed by our chief executive officer, who is also the chief operating decision maker. As a result, the Americas and International operating segments have been combined into one segment and separate financial information for them is no longer available. This change had no impact on our reportable segments.

The Delivery Systems business is composed of the following product lines:

Healthcare devices

•	Daikyo CZ ready-to-use prefilled syringe system, including luer lock and insert needle options.

•	Daikyo CZ sterile vials, in a range of sizes, as well as storage containers for bulk drug product and custom drug containers.

•	Contract manufacturing and assembly of injection-molded components and devices for surgical, ophthalmic, diagnostic and drug delivery systems.

Administration systems

•	Sterile devices for the administration of drug products, including patented products such as the Mixject™ transfer device, the Mix2Vial™ needleless reconstitution system and vial adapters.

•	SmartDose electronic patch injector system, designed for subcutaneous delivery of higher volumes of biologic drugs.

Advanced injection systems

•	NovaGuard passive safety needle system.

•	ConfiDose disposable auto-injector system.

•	The éris and B.Safe™ safety systems for prefilled syringes.

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

See Note 5, Segment Information, to our consolidated financial statements for net sales information for each of Delivery Systems’ product lines.

Our SmartDose electronic patch injector system was introduced during 2010 and is under evaluation by many biopharmaceutical companies. This system is designed for controlled, subcutaneous delivery of high volume and high viscosity drugs, utilizing prefilled Daikyo CZ cartridges. The system is fully programmable, has a single push-button operation and a hidden needle for safety.

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

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involved the 2011 closure of a plant in the United States, a reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations. Under this plan, we expect to incur total restructuring and related charges of approximately $22.0 million through the end of 2012. Total charges incurred during 2011 and 2010, as part of this plan, were $19.8 million.

In November 2009, we announced restructuring plans to exit certain specialized laboratory service offerings due to a change in market demand, reduce support personnel primarily associated with information technology applications, and consolidate contract manufacturing operations and support functions. Under this program, the total charges incurred in 2010 and 2009 were $9.0 million. The plan and related activities were completed in the fourth quarter of 2010.

See Note 3, Restructuring and Other Items, to our consolidated financial statements for further discussion.

International

We have significant operations outside of the United States.  They are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems.  Sales outside of the United States account for 54% of consolidated net sales. For a geographic breakdown of sales, see Note 5, Segment Information, to our consolidated financial statements.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks.  These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations.  See the discussion under the caption Summary of Significant Accounting Policies - Foreign Currency Translation in Note 1 to our consolidated financial statements. We also have exposure to the impact of changes in currency exchange rates on assets and liabilities that are not denominated in the functional currency of the respective subsidiary. We attempt to minimize some of our exposure to these exchange rate fluctuations through the use of forward exchange contracts and foreign currency denominated debt.  This hedging activity is generally discussed in Note 1 under the caption Summary of Significant Accounting Policies – Financial Instruments and in Note 12, Derivative Financial Instruments, to our consolidated financial statements. In addition, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for further discussion regarding the risks associated with foreign currency and global markets, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources for additional discussion of our international operations.

Raw Materials

We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers.

We employ a supply-chain management strategy in our business segments, which involves purchasing from integrated suppliers that control their own sources of supply. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. This strategy increases the risk that our supply chain may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigid quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production and, therefore, we foresee no significant availability problems in the near future.

Intellectual Property Rights

Patents and other proprietary rights are important to our business. We own or license numerous patents and have patent applications pending in the United States and in other countries that relate to various aspects of our products. In addition, key value-added and proprietary products and processes are licensed from Daikyo Seiko, Ltd. Our patents and other proprietary rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future as we continue to develop proprietary products. Although important in the aggregate, we do not consider our business to be materially dependent on any individual patent or license.

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

Working Capital

We are required to carry significant amounts of inventory to meet customer requirements. In addition, some of our supply agreements require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption. Levels of inventory are also influenced by the seasonal patterns addressed above. For a more detailed discussion of working capital, please see the discussion in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.

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

Our ten largest customers accounted for 35.7% of our consolidated net sales in 2011, but none of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2011, our order backlog was $289.8 million, all of which is expected to be filled during 2012. The order backlog was $250.6 million at the end of 2010. The increase is primarily due to continued sales growth and a lengthening of the average lead-time for sales orders. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers. Products covered by these contracts are included in our backlog only as orders are received.

Competition

We compete with several companies across our Packaging Systems product lines. However, we believe that we supply a major portion of the U.S. market for pharmaceutical elastomer and metal packaging components and also have a significant share of the European market for these components. Because of the special nature of our pharmaceutical packaging components and our long-standing participation in the market, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their operations.

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

Our Delivery Systems business competes in very competitive markets for both healthcare and consumer products. The markets we serve are also served by many competitors and, therefore, our market shares are generally less than 5% of the total global markets. The competition varies from smaller regional companies to large global molders that command significant market shares. There are extreme cost pressures and many of our customers look off-shore to reduce cost. We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot molding and expertise with multiple-piece closure systems.

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

We spent $11.6 million in 2011, $9.8 million in 2010 and $9.0 million in 2009 on research and development for the Packaging Systems segment. The Delivery Systems segment incurred research and development costs of $17.5 million, $14.1 million, and $10.9 million in the years 2011, 2010 and 2009, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations. There were no material capital expenditures for environmental control facilities in 2011 and there are no material expenditures planned for such purposes in 2012.

Employees

As of December 31, 2011, we employed approximately 6,300 people in our operations throughout the world.

ITEM 1A.  RISK FACTORS.

The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2011 Form 10-K contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.

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

Unless required by applicable securities law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We also refer you to further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and 8-K reports to the SEC.

Our operating results may be adversely affected by unfavorable economic and market conditions.

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth in the United States and Europe, may negatively affect our operating results. Examples of the effects of these continuing global economic challenges include: our suppliers’ and our customers’ inability to access the credit markets at commercially reasonable rates; reduction in sales due to customers decreasing their inventories in the near-term or long-term or due to liquidity difficulties; reduction in sales due to shortages of materials we purchase from our suppliers; reduction in research and development efforts and expenditures by our customers; our inability to hedge our currency and raw material risks sufficiently or at commercially reasonable prices; insolvency of suppliers or customers; inflationary pressures on our supplies or our products; and increased expenses due to growing taxation of corporate profits or revenues. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the United States or Europe weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

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

If we are unable to provide comparative value advantages, timely fulfillment of customer orders or resist pricing pressure, we will have to reduce our prices, which may reduce our profit margins.

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

Products incorporating our technologies are subject to regulations and extensive approval or clearance processes, which make the timing and success of new-product commercialization difficult to predict.

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming.  Historically, most medical devices incorporating our technologies have been subject to the FDA’s 510(k) marketing approval process, which typically lasts from six to nine months.  Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. Pharmaceutical products incorporating our technologies are subject to the FDA’s New Drug Application process, which typically takes a number of years to complete.  Additionally, biotechnology products incorporating our technologies are subject to the FDA’s Biologics License Application process, which also typically takes a number of years to complete.  Outside of the United States, sales of medical devices and pharmaceutical or biotechnology products are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

Changes in the regulation of drug products and devices may increase competitive pressure and adversely affect our business.

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

Our patents, trademarks and other intellectual property are important to our business. We rely on patent, trademark, copyright, trade secret, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and process. We also have obligations with respect to the non-use and non-disclosure of third party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others.  Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some countries. Failure to protect our intellectual property could harm our business and results of operations. In addition, we may not prevent competitors from independently developing products and services similar or duplicative to ours.

Disruption in our manufacturing facilities could have a material adverse effect on our ability to make and sell products and have a negative impact on our reputation, performance or financial condition.

We have manufacturing sites all over the world.  In addition, in some instances, the manufacturing of certain product lines is concentrated in one or more of our plants.  The functioning of our manufacturing and distribution assets and systems could be disrupted for reasons either within or beyond our control, including: extreme weather or longer-term climatic changes; natural disasters; pandemic; war; accidental damage; disruption to the supply of material or services; product quality and safety issues; systems failure; workforce actions; or environmental contamination. There is a risk that incident management systems in place may prove inadequate and that any disruption may materially adversely affect our ability to make and sell products and, therefore, materially adversely affect our reputation, performance or financial condition.

The medical technology industry is very competitive and new products may replace our products or cause a reduction in demand.

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for diseases that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render some of our products or proposed products obsolete or less competitive.

Risks associated with foreign operations, including changes in import/export duties, political or economic climates, or exchange rates may adversely affect our business.

We conduct business in most of the major pharmaceutical markets in the world. Virtually all of the international sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant fluctuations in the amount of those sales or earnings. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity’s local currency. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen.

Our international operations are also exposed to the following risks: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the United States could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.

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

If we are not timely or successful in new-product innovation or the development and commercialization of proprietary multi-component systems, our future revenues and operating income could be adversely affected.

Our growth partly depends on new-product innovation and the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications (such as the Daikyo CZ ready-to-use prefilled syringe system).  Product development and commercialization is inherently uncertain and is subject to a number of factors outside of our control, including any necessary regulatory approvals and commercial acceptance for the products.  The ultimate timing and successful commercialization of new products and systems requires substantial evaluations of the functional, operational, clinical and economic viability of the Company's products.  In addition, the timely and adequate availability of filling capacity is essential to both conducting definitive stability trials and the timing of first commercialization of customers' products in CZ prefilled syringes.  Delays, interruptions or failures in developing and commercializing new-product innovations or proprietary multi-component systems could adversely affect future revenues and operating income. In addition, adverse conditions may also result in future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

We may not succeed in finding and completing acquisition or other strategic transactions, if any, which could have an adverse effect on our business and results of operations.

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

If legislation or regulations are enacted or promulgated in the United States, Europe or Asia or any other jurisdictions in which we do business that limit or reduce allowable greenhouse gas emissions and other emissions, such restrictions could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions, and our results of operations. Our manufacturing operations may not be able to operate as planned if we are not able to comply with new legal and regulatory legislation around climate change, or it may become too costly to operate in a profitable manner. Additionally, suppliers’ added expenses could be passed on to us in the form of higher prices and we may not be able to pass on such expenses to our customers through price increases.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. The PPACA also imposes significant new taxes on medical device makers in the form of an excise tax on all U.S. medical device sales. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our customers’ products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of West’s products is uncertain at this time.  Our sales depend, in part, on the extent to which pharmaceutical companies and healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the United States (as part of the PPACA) or abroad (for example, those under consideration in France, Germany, Italy and the United Kingdom) could significantly reduce reimbursement for our customers products, which could in turn reduce the demand for our products. Management continues to evaluate the PPACA and will review regulations to determine the impact on us.

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

We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this 2011 Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the Staff of the SEC.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in a leased building at 101 Gordon Drive, Lionville, Pennsylvania.  This building also houses our North American sales and marketing, administrative support and customer service functions, as well as laboratories.

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems	Contract Analytical Laboratory:
Manufacturing:	North American Operations
North American Operations	United States
United States	Lionville, PA (2)
Clearwater, FL (1)
Jersey Shore, PA	Mold-and-Die Tool Shops:
Kearney, NE	North American Operations
Kinston, NC	United States
Lititz, PA	Upper Darby, PA (2)
St. Petersburg, FL (1)
European Operations
South American Operations	England
Brazil	Bodmin (2)
Sao Paulo
Delivery Systems
European Operations	Manufacturing:
Denmark	North American Operations
Horsens	United States
Frankfort, IN (2)
England	Grand Rapids, MI
St. Austell	Phoenix, AZ (2)
Scottsdale, AZ (2)(3)
France	Tempe, AZ (2)
Le Nouvion	Williamsport, PA

Germany	Puerto Rico
Eschweiler (1)	Cayey
Stolberg
European Operations
Serbia	France
Kovin	Le Vaudreuil (2)

Asia Pacific Operations	Ireland
China	Dublin (2)
Qingpu
Mold-and-Die Tool Shop:
Singapore	European Operations
Jurong	Denmark
Roskilde (2)

(1)	This manufacturing facility is also used for research and development activities.
(2)	This facility is leased in whole or in part.
(3)	This manufacturing facility is also used for mold and die production.

Our Delivery Systems segment leases facilities located in Israel and Athens, Texas for research and development, as well as other activities. Sales offices in various locations are leased under short-term arrangements.

During the last few years, we have made significant strides in increasing our plant capacity in Germany, Serbia, France, Singapore and the United States. As part of our effort to increase manufacturing capacity, we continue to move forward in establishing a manufacturing presence in the People’s Republic of China. During 2009, we completed construction of our China plastic components facility and started commercial production. In June 2011, we commenced ground-breaking activities for our new compression-molding plant in China, with commercial production expected to begin in January 2013. We are also in the process of acquiring land-use rights for a new rubber manufacturing facility in India. Lastly, construction of our new corporate office and research building in Exton, Pennsylvania, began in 2011 and is expected to be completed in late 2012 or early 2013.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Executive officers are elected by the board of directors annually at the regular meeting of the board of directors following the Annual Meeting of Shareholders.

Name	Age	Position
Michael A. Anderson	56
Vice President and Treasurer since June 2001.  He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	52
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

William J. Federici	52
Vice President and Chief Financial Officer since joining the Company in August 2003.  He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and prior thereto, an audit partner with Arthur Andersen, LLP.

John R. Gailey III	57	Vice President since December 1995, General Counsel since May 1994 and Secretary since December 1991. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Jeffrey C. Hunt	53
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

Heino Lennartz	46
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

Richard D. Luzzi	60
Vice President, Human Resources since June 2002.  He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Daniel Malone	50
Vice President and Corporate Controller since August 2011.  He was Vice President of Finance, Pharmaceutical Packaging Systems Americas Region from September 2008 to August 2011 and Director of Financial and Management Reporting from October 1999 to September 2008.

Donald A. McMillan	53
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

Donald E. Morel, Jr., Ph.D.	54
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002.  He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002.  He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John Paproski	55
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “WST.” The high and low prices for our common stock as reported by the NYSE for the periods indicated were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2011	44.90	38.76	47.96	41.90	46.56	36.87	41.50	35.50	47.96	35.50
2010	43.29	35.07	44.84	36.16	37.04	32.74	42.59	33.35	44.84	32.74

As of January 31, 2012, we had 1,018 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.16 per share in each of the first three quarters of 2010; $0.17 per share in the fourth quarter of 2010 and each of the first three quarters of 2011; and $0.18 per share in the fourth quarter of 2011.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2011 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2011	92	$37.13	-	-
November 1 – 30, 2011	677	37.84	-	-
December 1 – 31, 2011	373	37.80	-	-
Total	1,142	$37.77	-	-

(1)      Includes 1,142 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Officers (Amended and Restated Effective January 1, 2008).  Under the plan, Company match contributions are delivered to the plan’s investment administrator, who upon receipt, purchases shares in the open market and credits the shares to individual plan accounts.

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2011. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company’s cumulative shareholder return is based on an investment of $100 on December 31, 2006 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Net sales	$1,192.3	$1,104.7	$1,055.7	$1,051.1	$1,020.1
Operating profit	109.6	90.7	97.5	124.1	94.9
Income from continuing operations	75.5	65.3	72.6	86.6	71.7
Loss from discontinued operations	-	-	-	-	(0.5)
Net income	75.5	65.3	72.6	86.6	71.2
Less: net income attributable to noncontrolling interests	-	-	-	0.6	0.5
Net income attributable to common shareholders	$75.5	$65.3	$72.6	$86.0	$70.7
Income per share attributable to common shareholders from continuing operations:
Basic (1)	$2.24	$1.96	$2.21	$2.65	$2.18
Diluted (2)	2.16	1.89	2.12	2.50	2.06
Loss per share attributable to common shareholders from discontinued operations:
Basic (1)	-	-	-	-	(.02)
Diluted (2)	-	-	-	-	(.01)
Weighted average common shares outstanding	33.7	33.3	32.8	32.4	32.7
Weighted average shares assuming dilution	37.0	36.7	36.3	36.1	36.2
Dividends declared per common share	$0.70	$0.66	$0.62	$0.58	$0.54
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$91.8	$110.2	$83.1	$87.2	$108.4
Working capital	228.8	266.9	226.1	207.1	229.4
Total assets	1,399.1	1,294.3	1,271.0	1,168.7	1,185.6
Total invested capital:
Total debt	349.4	358.4	379.6	386.0	395.1
Total equity	654.9	625.7	579.1	487.1	490.9
Total invested capital	$1,004.3	$984.1	$958.7	$873.1	$886.0
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	28.5%	28.8%	28.8%	28.8%	28.6%
Operating profitability (b)	9.2%	8.2%	9.2%	11.8%	9.3%
Effective tax rate	25.3%	18.3%	16.2%	21.6%	19.9%
Return on invested capital (c)	8.2%	7.6%	8.9%	11.1%	9.9%
Net debt-to-total invested capital (d)	28.2%	28.4%	33.9%	38.0%	36.9%
Research and development expenses	$29.1	$23.9	$19.9	$18.7	$16.1
Operating cash flow	130.7	138.3	137.7	135.0	129.2
Stock price range	$47.96-35.50	$44.84-32.74	$41.77-27.85	$52.00-29.52	$54.83-35.20

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

Factors affecting the comparability of the information reflected in the selected financial data:

▪
Income from continuing operations in 2011 included the impact of restructuring and related charges of $3.5 million (net of $1.8 million in tax), income from the reduction of acquisition-related contingencies of $0.2 million, special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.8 million (net of $1.1 million in tax) and the recognition of income tax charges totaling $1.4 million, the majority of which resulted from changes in certain international tax rates, which changed the value of deferred tax assets and liabilities.

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

▪
Income from continuing operations in 2009 included the impact of restructuring charges and asset impairments of $6.3 million (net of $3.2 million in tax) and income tax benefits totaling $6.1 million primarily relating to reversals of liabilities for unrecognized tax benefits and the identification of additional qualified R&D activities related to prior years.

▪
Income from continuing operations in 2008 included a net gain on contract settlement proceeds of $2.7 million (net of $1.5 million in tax), restructuring and related charges of $1.9 million (net of $1.1 million in tax) and income tax benefits of $3.5 million, the majority of which related to the reversal of liabilities for unrecognized tax benefits.

▪	On December 29, 2008, we purchased the remaining 10% interest in our Medimop subsidiary for $8.5 million, which resulted in a $5.4 million reduction to the noncontrolling interest balance.

▪
Income from continuing operations in 2007 included the impact of restructuring charges at our former Tech Group segment, an impairment loss on our Nektar customer contract intangible asset and provisions for Brazilian tax issues, totaling a charge of $19.4 million (net of $7.0 million in tax). Our 2007 results also included the recognition of discrete tax benefits totaling $8.2 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our consolidated financial statements and the accompanying footnotes included in Part II, Item 8 of this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Throughout this section, references to “Notes” refer to the footnotes included in Part II, Item 8 of this Annual Report on Form 10-K, unless otherwise indicated.

Our Operations

We are a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as delivery system components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers and distributors of pharmaceuticals, biologics, medical devices and personal care products. We were incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

Our business operations are organized into two reportable segments, which are aligned with the underlying markets and customers they serve. Our reportable segments are the Pharmaceutical Packaging Systems segment (“Packaging Systems”) and the Pharmaceutical Delivery Systems segment (“Delivery Systems”). Packaging Systems develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications. We also maintain global partnerships to share technologies and market products with affiliates in Japan and Mexico.

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the United States in currencies other than the U.S. dollar, including 44% in Europe and 10% collectively in South America, Asia and other regions. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar, as compared to the foreign currencies in which we conduct our business. In terms of net sales and operating profit, the most significant foreign currencies are the Euro, the British Pound, the Danish Krone and the Singapore Dollar, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. In addition, we are exposed to Japanese Yen, as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo Seiko, Ltd. During 2011, average exchange rates were favorable versus the exchange rates realized in 2010, resulting in higher reported net sales and operating profit of $30.2 million and $4.5 million, respectively, versus 2010.

2011 Financial Performance Highlights

•	Net sales were $1,192.3 million, an increase of 7.9% from 2010. Excluding foreign currency effects, net sales increased by $57.4 million, or 5.2%.

•	Gross profit was $339.3 million, an increase of 6.7% from 2010, and our gross margin percentage decreased slightly to 28.5%.
•	We incurred restructuring and related charges of $5.3 million associated with the plan announced in December 2010.
•
Segment operating profit was $162.4 million, an increase of 9.0% from 2010. Including corporate costs and other unallocated charges, reported operating profit for 2011 was $109.6 million, compared to $90.7 in 2010.

•	Net income for 2011 was $75.5 million, or $2.16 per diluted share, compared to $65.3 million, or $1.89 per diluted share, in 2010.
•	Our financial position remains strong, with net cash provided by operating activities totaling $130.7 million in 2011.
•	Our Board of Directors approved an increase in the quarterly cash dividend from $0.17 to $0.18 per share, which began with the fourth quarter 2011 dividend.

We achieved higher net sales in 2011, primarily driven by a favorable mix of products and sales volume, a favorable foreign exchange impact, and sales price increases. Year-over-year sales increases were generated in all of our major geographic regions. Total sales originating in the United States were $543.6 million, an increase of 2.9% from 2010, reflecting higher domestic demand for pharmaceutical packaging components and increased contract-manufacturing activity. Revenues generated outside of the United States were $648.7 million, an increase of 12.5% from 2010, which reflected higher demand in Europe and continued growth in the Asia-Pacific region. Excluding the favorable effects from currency translation, our non-U.S. net sales increased 7.3% and our consolidated net sales increased 5.2% from 2010.

Gross profit increased by $21.2 million in 2011, including a favorable foreign exchange impact of $7.8 million. Consolidated gross margin decreased by 0.3 percentage points in 2011, primarily due to the impact of increased raw material costs and wage and benefit increases, partially offset by sales price increases and product mix improvements as well as improved production efficiencies and cost saving initiatives. The cost of natural rubber and materials linked to hydrocarbon prices, such as synthetic polymers and plastic resin, has increased significantly over the past year. During periods of increased manufacturing costs, we generally incur incremental costs that are not immediately recoverable from our customers. To help mitigate the lagging effect between the pricing mechanisms in our sales contracts and those in our raw material supply agreements, we implemented a temporary raw materials surcharge effective July 2011. The surcharge helped offset our raw material costs incurred during the year ended December 31, 2011, and remained in effect through the end of the year. On a longer-term basis, we expect to substantially recover raw material and other cost increases through sales price increases and continued cost reduction initiatives.

2012 Business Outlook

Our business outlook for 2012 is positive, and we anticipate continued revenue improvement driven by high-value packaging and prefilled syringe components in Packaging Systems. We expect modest growth from proprietary devices in 2012, as development work for the SmartDose™ electronic patch injector system continues, and our customers execute their pre-marketing and manufacturing trials for Daikyo Crystal Zenith® products. In addition, we continue to believe that actions taken in recent years to increase capacity for certain products, reduce costs through restructuring and lean savings efforts, and expand into emerging markets will lead to improved profitability as global demand gradually increases. We plan to continue funding capital projects in emerging markets for Packaging Systems and for new, proprietary products within Delivery Systems. During 2012, we expect our capital spending to be between approximately $135 million and approximately $155 million, including $40 million related to the construction of our new corporate office and research building. We believe that our strong financial position gives us a solid platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for further discussion regarding the risks associated with our operations.

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

For the purpose of aiding the comparison of our year-over-year results, we often refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results excluding effects from currency translation are not in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	11/10	10/09
Packaging Systems	$857.4	$785.0	$776.0	9.2%	1.2%
Delivery Systems	336.7	324.1	285.0	3.9%	13.7%
Intersegment sales	(1.8)	(4.4)	(5.3)	-	-
Total net sales	$1,192.3	$1,104.7	$1,055.7	7.9%	4.6%

2011 compared to 2010
Consolidated net sales increased by $87.6 million, or 7.9%, in 2011, including a favorable foreign exchange impact of $30.2 million. Excluding foreign currency effects, consolidated net sales increased by $57.4 million, or 5.2%, in 2011. Sales volume contributed 3.9 percentage points of the increase and sales price increases contributed 1.3 percentage points of the increase.

Packaging Systems – Packaging Systems’ net sales increased by $72.4 million, or 9.2%, in 2011, including a favorable foreign exchange impact of $27.2 million. Excluding foreign exchange effects, net sales increased by $45.2, or 5.8%, in 2011. Increased demand for pharmaceutical packaging components, primarily in our Europe and Asia regions, contributed 3.6 percentage points of the increase, and sales price increases contributed 2.2 percentage points of the increase. In 2011, there was strong growth in sales of our high-value pharmaceutical packaging products, including the recently-introduced Envision™ line of vision-inspected components, Daikyo and Daikyo RSV (ready-to-sterilize validated) products, and Westar®-processed and coated closures.

Delivery Systems – Delivery Systems’ net sales increased by $12.6 million, or 3.9%, in 2011, including a favorable foreign exchange impact of $3.0 million. Excluding foreign exchange effects, net sales increased by $9.6 million, or 3.0%, in 2011. A favorable mix of products and sales volume contributed 3.8 percentage points of the increase, partially offset by lower sales prices of 0.8 percentage points. The majority of the sales growth resulted from increased sales of contract-manufactured healthcare devices and drug reconstitution devices during 2011. Despite sales price increases to offset the increased cost of plastic resin, overall sales prices were lower, due to scheduled price reductions under certain contract-manufacturing agreements.

2010 compared to 2009
Consolidated net sales increased by $49.0 million, or 4.6%, in 2010, despite an unfavorable foreign exchange impact of $13.7 million. Excluding foreign currency translation effects, consolidated net sales increased by $62.7 million, or 5.9%, in 2010. The increase was principally due to the favorable impact of improved sales volume and mix of 4.5 percentage points, annual sales price increases of 0.5 percentage points, and 0.9 percentage points resulting from business acquisitions within our Delivery Systems segment.

Packaging Systems – Packaging Systems’ net sales increased by $9.0 million, or 1.2%, in 2010, despite an unfavorable foreign currency translation impact of $10.1 million and the 2009 surge in H1N1 vaccination-related sales. Excluding currency translation effects, net sales increased by $19.1 million, or 2.5%, in 2010, resulting from favorable volume and product mix of $14.2 million and higher sales prices of $4.9 million. The favorable volume and mix came primarily from sales of pharmaceutical packaging products due to increased demand for stoppers and seals used by our customers in packaging serums, lyophilized drugs, and for intravenous applications. Contributing to this improvement were increased sales of our advanced pharmaceutical packaging products including Westar®-processed and FluroTec™-coated closures as well as Envision™-inspected components, which were first introduced in 2009. The 2010 sales increase was net of the impact from non-recurring H1N1 sales which benefited 2009 sales by $22.0 million.

Delivery Systems – Delivery Systems’ net sales increased by $39.1 million, or 13.7%, in 2010, despite $3.6 million of unfavorable foreign currency translation. Excluding the impact of foreign currency changes, net sales increased by $42.7 million, or 15.0%, in 2010. The increase was principally driven by favorable volume and product mix of $32.4 million and incremental sales from business acquisitions of $10.2 million. The majority of the favorable volume and mix was attributable to healthcare devices, due to strong customer demand for contract-manufactured components and increased sales of our proprietary safety and administration systems.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of plastic packaging components sold by Delivery Systems to Packaging Systems.

Gross Profit

The following table presents our gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	11/10	10/09
Packaging Systems:
Gross Profit	$276.5	$258.0	$250.9	7.2%	2.8%
Gross Margin	32.2%	32.9%	32.3%

Delivery Systems:
Gross Profit	$62.8	$60.1	$52.7	4.5%	14.0%
Gross Margin	18.6%	18.5%	18.5%

Consolidated gross profit	$339.3	$318.1	$303.6	6.7%	4.8%
Consolidated gross margin	28.5%	28.8%	28.8%

2011 compared to 2010
Consolidated gross profit increased by $21.2 million, or 6.7%, in 2011, including a favorable foreign exchange impact of $7.8 million. Consolidated gross margin decreased by 0.3 percentage points in 2011, primarily due to the impact of increased raw material costs, which reduced our consolidated gross margin by 2.2 percentage points. Sales price increases and product mix improvements increased our gross margin by 1.5 percentage points, but the impact was partially offset by wage and benefit increases, which reduced our consolidated gross margin by 0.6 percentage points. Improved production efficiencies and cost saving initiatives contributed 1.3 percentage points to our change in consolidated gross margin in 2011. The majority of the higher raw material costs related to natural rubber and materials linked to hydrocarbon prices, such as synthetic polymers and plastic resins.

Packaging Systems – Packaging Systems’ gross profit increased by $18.5 million, or 7.2%, in 2011, including a favorable foreign exchange impact of $7.5 million. Packaging Systems’ gross margin decreased by 0.7 percentage points in 2011, primarily due to the impact of increased raw material costs, which reduced Packaging Systems’ gross margin by 2.5 percentage points. Sales price increases and the temporary raw material surcharge partially offset the impact from higher raw material costs and other inflationary increases. Improved production efficiencies contributed 1.4 percentage points to the change in Packaging Systems’ gross margin.

Delivery Systems – Delivery Systems’ gross profit increased by $2.7 million, or 4.5%, in 2011, including a favorable foreign exchange impact of $0.3 million. Delivery System’s gross margin increased by 0.1 percentage points in 2011. Margin growth was constrained in 2011 due to the impact of contractually-mandated sales price decreases and increased raw material costs, which combined to reduce Delivery Systems’ gross margin by 2.0 percentage points. These factors were fully offset by an improved product mix, production efficiencies and lower overhead resulting from our restructuring initiatives.

2010 compared to 2009
Consolidated 2010 gross profit increased by $14.5 million, or 4.8%, in 2010, despite an unfavorable foreign currency translation impact of $3.0 million, as a result of higher sales in both of our reporting segments. Our gross margin percentage in 2010 was unchanged from the prior year as we were able to maintain margins with higher sales prices and a favorable sales volume and product mix, despite increased raw material, labor and depreciation expense.

Packaging Systems – Packaging Systems’ gross profit increased by $7.1 million, or 2.8%, and the gross margin percentage increased by 0.6 percentage points, in 2010. The increase was primarily the result of improved production efficiencies which resulted from higher volumes and operational cost-saving initiatives. The impact of sales price increases effectively offset year-over-year increases in labor cost, raw materials and other production costs incurred during the year.

Delivery Systems – Delivery System’s gross profit increased by $7.4 million, or 14.0%, and our gross margin percentage remained constant at 18.5%. The higher gross profit was driven by an improvement in sales mix and higher demand for our contract-manufactured healthcare devices, partially offset by increased raw material costs.

Research and Development (“R&D”) Costs

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	11/10	10/09
R&D costs	$29.1	$23.9	$19.9	21.8%	20.1%

2011 compared to 2010
R&D costs increased by $5.2 million, or 21.8%, in 2011, primarily as a result of development work on the SmartDose™ electronic patch injector system, as well as continued development and validation activities for new advanced packaging and ready-to-use components and formulations.

2010 compared to 2009
R&D costs increased by $4.0 million, or 20.1%, in 2010, primarily due to the impact of business acquisitions and incremental development spending on Delivery Systems’ initiatives, including various containment and delivery solutions using Daikyo’s Crystal Zenith® technology.

Selling, General and Administrative (“SG&A”) Costs

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	11/10	10/09
SG&A costs	$191.1	$187.7	$177.7	1.8%	5.6%
SG&A as a % of total net sales	16.0%	17.0%	16.8%

2011 compared to 2010
SG&A costs increased by $3.4 million, or 1.8%, in 2011, including foreign currency translation effects of $3.1 million and increased costs for outside services and information technology, partially offset by lower stock-based compensation expense resulting from the impact of lower share prices on our deferred compensation plan liabilities, which are indexed to our stock price.

2010 compared to 2009
SG&A costs increased by $10.0 million, or 5.6%, in 2010, primarily due to higher employee compensation costs for higher sales and other incentive compensation, annual salary increases, and increased staffing in support of our January 2010 business segment realignment. Despite the increase in year-over-year costs, SG&A as a percentage of net sales remained relatively consistent.

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

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items, for each of the three years ended December 31:

($ in millions)	2011	2010	2009
Segments	$1.6	$1.9	$0.7
Corporate and other unallocated items:
Corporate	(0.1)	(0.2)	0.3
Restructuring and related charges	5.3	15.9	8.7
Special separation benefits	2.9	-	-
Acquisition-related contingencies	(0.2)	(1.8)	-
Brazil tax amnesty benefits	-	-	(2.0)
Impairment charge	-	-	0.8
Restructuring and other items	$9.5	$15.8	$8.5

The majority of the segments’ other expense items for all periods presented was attributable to foreign exchange transaction losses experienced by our subsidiaries on non-functional currency trade obligations.

Restructuring and related charges – During 2011, we incurred restructuring and related charges of $5.3 million associated with the restructuring plan announced in December 2010. Charges associated with the plan in 2011 were primarily associated with the 2011 closure of a plant in the United States, a reduction of operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations. We currently expect to incur additional charges related to the plan of approximately $1.9 million during 2012.

During 2010, we incurred restructuring and related charges of $15.9 million, comprised of employee severance and benefits of $10.5 million, fixed asset impairment charges of $4.4 million, and fixed asset relocation costs and other related charges of $1.0 million. The majority of these charges related to the restructuring plan that our Board of Directors approved in December 2010, which was designed to reduce our cost structure and improve operating efficiency.

During 2009, we recognized restructuring and related charges of $8.7 million, comprised of employee severance and benefits costs of $3.0 million, asset impairment and disposals charges of $5.3 million, and $0.4 million in asset relocation costs. The majority of this charge resulted from our 2009 restructuring plan, which affected certain business operations and support functions.

Special separation benefits – During 2011, we incurred $2.9 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense and a settlement loss related to one of our non-qualified defined benefit pension plans. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Acquisition-related contingencies – During 2011 and 2010, we reduced the liability for contingent consideration related to our July 2009 eris safety syringe system acquisition by $0.8 million and $1.8 million, respectively, bringing the liability balance to zero. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014. During 2011, we also increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose electronic patch injector system by $0.5 million.

Brazil tax penalties and amnesty benefits – In 2009, we enrolled in a tax amnesty program that provided for reduced penalties and interest on certain tax-related obligations, resulting in a gain of $2.0 million.

Impairment charge – During 2009, we determined that a cost-basis investment that arose from the 2005 divestiture of a former drug delivery business was impaired, and we recorded a $0.8 million charge to write-off our investment.

See Note 3, Restructuring and Other Items, to our consolidated financial statements for further discussion.

Operating Profit

Operating profit (loss) by reportable segment, corporate and other unallocated costs was as follows:

($ in millions)	2011	2010	2009
Segments: Packaging Systems	$152.6	$139.3	$138.3
Delivery Systems	9.8	9.7	9.9
Corporate and other unallocated items:
Corporate costs	(44.8)	(44.2)	(43.2)
Other unallocated expense	(8.0)	(14.1)	(7.5)
Consolidated operating profit	$109.6	$90.7	$97.5

2011 compared to 2010
Consolidated operating profit increased by $18.9 million, or 20.8%, in 2011, including a favorable foreign exchange impact of $4.5 million. Consolidated operating profit increased in 2011 primarily due to the increase in consolidated gross profit and the decrease in restructuring and other items described above, both of which were partially offset by the increases in R&D costs and SG&A costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $13.3 million, or 9.5%, in 2011, including a favorable foreign exchange impact of $4.3 million. Packaging Systems’ operating profit increased in 2011 primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by an increase in R&D costs primarily due to continued development and validation activities for new advanced packaging and ready-to-use components and formulations.

Delivery Systems – Delivery Systems’ operating profit increased by $0.1 million, or 1.0%, in 2011. Delivery Systems’ operating profit increased in 2011 primarily due to the increase in Delivery Systems’ gross profit described above, while its R&D costs increased primarily as a result of development work on the SmartDose™ electronic patch injector system.

2010 compared to 2009
Consolidated operating profit decreased by $6.8 million, or 7.0%, in 2010, as a result of an increase in other unallocated charges, the majority of which was due to higher restructuring and related charges. Refer to the Restructuring and Other Items section above for a discussion of these items.

Packaging Systems – Packaging Systems’ operating profit increased by $1.0 million, or 0.7%, in 2010, as a result of the improvement in gross profit, partially offset by a $3.9 million increase in SG&A as a result of higher employee compensation costs.  Excluding a $1.8 million unfavorable foreign exchange impact, Packaging Systems’ operating profit exceeded the 2009 amount by $2.8 million.

Delivery Systems - Delivery Systems’ operating profit decreased by $0.2 million, or 2.0%, in 2010, as the increase in gross profit was offset by higher SG&A costs and an increase in R&D in support of their key product development projects.

Interest Expense, Net

The following table summarizes our net interest expense:

($ in millions)	2011	2010	2009
Interest expense	$19.3	$17.7	$17.6
Capitalized interest	(1.1)	(0.9)	(2.4)
Interest income	(1.3)	(0.6)	(0.8)
Interest expense, net	$16.9	$16.2	$14.4

Interest expense, net, increased by $0.7 million, or 4.3%, in 2011, primarily due to increased amortization of debt-issue costs resulting from the June 2010 refinancing of our revolving credit facility and bank fees related to the construction and acquisition of our new corporate office and research building.

Interest expense, net, increased by $1.8 million, or 12.5%, in 2010, primarily due to less capitalized interest resulting from significantly lower levels of capital spending in 2010.

Income Taxes

The provision for income taxes was $23.5 million in 2011 and $13.6 million in 2010, resulting in an effective tax rate of 25.3% and 18.3%, respectively.  In 2011, we recorded $1.4 million in net discrete tax charges from changes in international tax rates that affected our deferred tax carrying values. In 2010, we recognized $1.1 million in net discrete tax benefits primarily from the resolution of tax contingencies due to the expiration of open periods in various jurisdictions and the closing of a tax audit. In addition to the effects of the discrete tax items, the increase in the 2011 effective tax rate as compared to the 2010 effective tax rate reflects the higher 2011 pretax income levels and geographic mix of earnings generated by the lower level of restructuring costs in the United States and our increased earnings in Europe and Asia.

Our 2009 provision for income taxes was $13.5 million, resulting in an overall 16.2% effective tax rate. In addition to the benefit of the items mentioned above, the 2010 effective tax rate was higher than the 2009 effective rate due to a reduction in qualified R&D activity.

Our effective tax rate for the year ending December 31, 2012 is expected to be approximately 25.0%, absent the impact of discrete tax items or legislative changes in tax rates. As of December 31, 2011, we had $6.3 million of total gross unrecognized tax benefits, of which $5.9 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo (Japan) and our 49% ownership interest in three companies in Mexico. Equity earnings were $6.3 million, $4.4 million, and $3.0 million for the years 2011, 2010 and 2009, respectively. Equity earnings increased by $1.9 million, or 43.2%, in 2011, primarily due to increased gross profit reported by Daikyo on higher sales of their pharmaceutical packaging products and specialty products. Equity earnings increased by $1.4 million, or 46.7%, in 2010, primarily due to Daikyo, as higher sales, gross profit and royalty income resulted in higher earnings.

Purchases from affiliates totaled $66.4 million in 2011, $49.3 million in 2010 and $45.4 million in 2009, the majority of which related to a distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $4.5 million, $2.4 million, and $1.9 million in 2011, 2010, and 2009, respectively.

Net Income

Net income in 2011 was $75.5 million, or $2.16 per diluted share, compared to $65.3 million, or $1.89 per diluted share, in 2010. Our 2011 results included the impact of restructuring and related charges of $3.5 million (net of $1.8 million in tax), income from the reduction of acquisition-related contingencies of $0.2 million, special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.8 million (net of $1.1 million in tax) and the recognition of income tax charges totaling $1.4 million, the majority of which resulted from changes in certain international tax rates, which changed the value of deferred tax assets and liabilities.

Net income in 2010 was $65.3 million, or $1.89 per diluted share, compared to $72.6 million, or $2.12 per diluted share, in 2009. Our 2010 results included the impact of restructuring charges and asset impairments of $10.2 million (net of $5.7 million in tax), income from the reduction of acquisition-related contingencies of $1.6 million (net of $0.2 million in tax) and the recognition of income tax benefits totaling $1.1 million, the majority of which resulted from the reversal of liabilities for unrecognized tax benefits.

Net income in 2009 was $72.6 million, or $2.12 per diluted share, compared to $86.0 million, or $2.50 per diluted share, in 2008. Our 2009 results included the impact of restructuring charges and asset impairments of $6.3 million (net of $3.2 million in tax) and income tax benefits totaling $6.1 million primarily relating to reversals of liabilities for unrecognized tax benefits and the identification of additional qualified R&D activities related to prior years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31,

($ in millions)	2011	2010	2009
Net cash provided by operating activities	$130.7	$138.3	$137.7
Net cash used in investing activities	$(120.5)	$(74.0)	$(121.9)
Net cash used in financing activities	$(24.7)	$(34.0)	$(22.6)

Net Cash Provided by Operating Activities

2011 compared to 2010
Net cash provided by operating activities was $130.7 million in 2011, a decrease of $7.6 million from 2010. Net cash provided by operating activities decreased in 2011 primarily due to increased payments made under our restructuring plans and a higher level of pension funding.

2010 compared to 2009
Net cash provided by operating activities was $138.3 million in 2010, an increase of $0.6 million from 2009. Net cash provided by operating activities increased in 2010 as a result of favorable variances in other assets and liabilities, including lower cash paid for taxes in 2010.

Net Cash Used in Investing Activities

2011 compared to 2010
Net cash used in investing activities was $120.5 million in 2011, an increase of $46.5 million from 2010. Net cash used in investing activities increased in 2011 primarily due to a $24.3 million increase in capital spending and a $23.9 million increase in net purchases of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months. The majority of the increased capital spending was related to the expansion in capacity for manufacturing Daikyo Crystal Zenith syringes at our Scottsdale, AZ facility, which was nearly complete by the end of 2011, as well as construction on our new compression-molding plant in China, which is expected to be completed in 2012. Construction of our new corporate office and research building began in 2011 and is expected to be completed in late 2012 or early 2013, with final settlement occurring by early 2013.

2010 compared to 2009
Net cash used in investing activities was $74.0 million in 2010, a decrease of $47.9 million from 2009. Net cash used in investing activities decreased in 2010 as a result of lower capital spending and reduced spending on business acquisitions. Cash paid for business acquisitions in 2009, which included the éris safety syringe acquisition, was $13.2 million higher than cash paid for businesses acquired in 2010. Capital spending in 2010 totaled $71.1 million, which was a $33.8 million decrease from the prior year due primarily to the 2009 completion of several significant capital projects. Packaging Systems’ 2010 capital spending was $48.9 million, a decrease of $35.9 million from the prior year which was attributable to the third quarter 2009 completion of our plastics plant in China, our European plants’ expansion project, and the implementation of new planning and manufacturing information systems in North America. 2010 capital spending for the Delivery Systems segment was $16.3 million, which was $2.3 million below the level of spending in the prior year.

Net Cash Used in Financing Activities

2011 compared to 2010
Net cash used in financing activities was $24.7 million in 2011, a decrease of $9.3 million from 2010. Net cash used in financing activities decreased in 2011 primarily due to a reduction in net revolving credit facility repayments from 2010. In December 2011, through a series of intercompany dividends from our international affiliates to the United States, we repatriated cash, which was subsequently used to pay down some of our outstanding debt, for general corporate purposes, and to increase our U.S. cash reserves.

We paid cash dividends totaling $23.2 million ($0.69 per share) and $21.7 million ($0.65 per share) during the years ended December 31, 2011 and 2010, respectively.

2010 compared to 2009
Net cash used in financing activities was $34.0 million in 2010, an increase of $11.4 million from 2009. Net cash used in financing activities increased in 2010 primarily due to a larger amount of debt repayments in 2010 compared to 2009.  Net cash used in financing activities for 2010 included $16.0 million in net repayment of borrowings and debt issue costs compared with combined net debt repayments of $10.2 million in 2009. The majority of debt repayments in both years was attributable to borrowings under our revolving credit facility.

We paid cash dividends totaling $21.7 million ($0.65 per share) and $20.1 million ($0.61 per share) during the years ended December 31, 2010 and 2009, respectively.

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

The table below presents selected liquidity and capital measures as of December 31,

($ in millions)	2011	2010
Cash and cash equivalents	$91.8	$110.2
Short-term investments	$26.5	$0.6
Working capital	$228.8	$266.9
Total debt	$349.4	$358.4
Total equity	$654.9	$625.7
Net debt-to-total invested capital	28.2%	28.4%

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Short-term investments include all instruments that have maturities between ninety-one days and one year when purchased. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2011 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The balance of cash and cash equivalents decreased during 2011, primarily due to net purchases of short-term investments of $25.6 million. Cash balances outside of the United States decreased by $23.6 million in 2011, primarily due to a series of intercompany dividends from our international affiliates to the United States in December 2011 and the impact of weakening foreign currencies, primarily the Euro, during the latter half of 2011. The repatriated cash was subsequently used to pay down some of our outstanding debt, for general corporate purposes, and to increase our U.S. cash reserves. The cash and cash equivalents balance at December 31, 2011 included $72.7 million of cash held by subsidiaries outside of the United States, primarily in Germany, Singapore and Ireland, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital – Working capital at December 31, 2011 decreased by $38.1 million, or 14.3%, in 2011, including a decrease of $10.7 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $14.5 million, accounts receivable and inventories increased by $25.5 million and $9.3 million, respectively, and total current liabilities increased by $79.5 million. The increased accounts receivable balance was primarily the result of higher sales in the fourth quarter of 2011, compared to the fourth quarter of 2010, and increased inventory balances were mostly due to higher raw materials costs and higher quantities of finished goods corresponding with higher orders on-hand at December 31, 2011, as compared to December 31, 2010. The increase in current liabilities was due to a reclassification from long-term debt of $50.0 million related to our Series A Note due July 2012, short-term borrowings under our revolving credit facility and an increase in trade accounts payable corresponding with the increased inventory production.

Debt and credit facilities – The $9.0 million decrease in total debt in 2011 resulted from foreign exchange rate fluctuations of $2.0 million and net repayments of $7.0 million. As of December 31, 2011, we had $6.4 million in outstanding borrowings under our $225.0 million revolving credit facility, all of which was classified as long-term debt based upon our intent and ability to continue the loans beyond one year. During 2011, we had an average outstanding balance of $20.0 million under our revolving credit facility, including both the short and long-term components.

Our sources of liquidity include our $225.0 million multi-currency revolving credit facility. As of December 31, 2011, we had $215.3 million of borrowing capacity available under this facility, and we have not experienced any limit on our ability to access this source of funds. In addition, we entered into a credit agreement and related document in June 2011 which contains a $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research building. Construction is expected to be completed by the end of 2012, with final settlement occurring by early 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month London Interbank Offering Rates (“LIBOR”) plus a margin of 1.50 percentage points. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge. As of December 31, 2011, there were no borrowings under this credit facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of December 31, 2011, we were in compliance with all of our debt covenants.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2011. These obligations are not expected to have a material impact on liquidity.

		Payments Due By Period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$82.6	$38.4	$40.4	$3.8	$-
Long-term debt	348.5	50.0	33.0	104.0	161.5
Interest on long-term debt and interest rate swaps (2)	251.3	15.3	23.1	17.8	195.1
Capital lease obligations	0.9	0.1	0.3	0.5	-
Operating lease obligations	49.3	12.2	11.9	7.6	17.6
Other long-term liabilities (3)	26.3	-	1.2	3.8	21.3
Total contractual obligations(4)	$758.9	$116.0	$109.9	$137.5	$395.5

(1)
Our business creates a need to enter into various commitments with suppliers. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. These purchase commitments do not exceed our projected requirements and are in the normal course of business. In 2011, we entered into an agreement for the construction and development of our new corporate office and research building. The estimated purchase price of the building is $36.3 million. The actual purchase price will be based on construction and development costs incurred. Payment is due for the portion of the building covered by this contract upon final settlement, which is expected to occur by early 2013. In addition to this amount, we also expect to directly incur $24.6 million in capital expenditures related to the building over the next twelve months.

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

(4)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. The minimum required contributions to our plans are expected to be $20.9 million in 2012. See Note 14, Benefit Plans, to our consolidated financial statements for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $6.3 million of total gross unrecognized tax benefits as of December 31, 2011. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $3.3 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers. The accrual for insurance obligations was $9.2 million at December 31, 2011, of which $5.2 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, outstanding letters of credit related to various insurance programs, leased equipment and sales tax liability guarantees.

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

Revenue Recognition: The majority of our revenue within both segments is generated from product manufacturing operations and sales directly to our customers. We recognize revenue when title and risk of loss passes to the customer, which may be upon shipment or upon delivery to the customer site, based upon shipping terms or legal requirements. We offer volume rebates to certain customers as sales incentives. Provisions for rebates, as well as sales discounts and allowances, are accounted for as a reduction of sales when revenue is recorded. We estimate rebates based on our assessment of the likelihood that required volumes will be attained using available information including historical experience. We generally are able to ensure that products meet customer specifications prior to shipment. We establish product return liabilities for customer quality claims when such liabilities are deemed probable and the amount can be reasonably estimated.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within restructuring and other items for the difference between the asset's carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as, or one level below, our operating segments. The goodwill impairment test first requires a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, a second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position.

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset, and any excess carrying value would represent an impairment. Fair values are primarily determined using discounted cash flow analyses. Changes in the estimate of fair value could have a material impact on our future results of operations and financial position.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable.

As part of our annual long-range planning process, our sales and marketing teams updated sales projections during the third quarter of 2011, which indicated delays and lower-than-expected demand for our eris, Confidose and NovaGuard product lines. The revised projections triggered an impairment review of the assets associated with these product lines. Our review concluded that the future cash flows associated with these product lines were still expected to exceed the carrying value of the related assets and, therefore, no impairment charge was required. We continued to monitor these product lines during our annual review of goodwill and indefinite-lived intangible assets, and determined that no impairment charge was required for these product lines. At December 31, 2011, our investment in equipment and intangible assets, excluding goodwill, for eris, Confidose and NovaGuard was $13.3 million, $5.9 million and $3.4 million, respectively. In addition, no impairment in the carrying value of our reporting units was evident as a result of our annual review of goodwill and indefinite-lived intangible assets. With the exception of our Israel reporting unit, which had a fair value in excess of its carrying value by at least 20%, each of our reporting units whose assets included goodwill had a fair value in excess of its respective carrying value by at least 40%.

Employee Benefits: We maintain funded and unfunded defined benefit pension plans in the United States and a number of other countries that cover employees that meet eligibility requirements. In addition, we sponsor postretirement benefit plans which provide healthcare benefits for eligible employees who retire or become disabled. The measurement of annual cost and obligations under these defined benefit postretirement plans is subject to a number of assumptions, which are specific for each of our U.S. and foreign plans. The assumptions, which are reviewed at least annually, are relevant to both the plan assets (where applicable) and the obligation for benefits that will ultimately be provided to our employees. Two of the most critical assumptions in determining pension and retiree medical plan expense are the discount rate and expected long-term rate of return on plan assets. Other assumptions reflect demographic factors such as retirement age, rates of compensation increases, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. For our funded plans, we consider the current and expected asset allocations of our plan assets, as well as historical and expected rates of return in estimating the long-term rate of return on plan assets. Under U.S. GAAP, differences between actual and expected results are generally accumulated in other comprehensive income (loss) as actuarial gains or losses and subsequently amortized into earnings over future periods.

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.5 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.7 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2011 was $106.6 million, compared to $71.2 million at December 31, 2010. Our underfunded balance for other postretirement benefits was $21.7 million at December 31, 2011, compared to $18.1 million at December 31, 2010.

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

See Note 1, Summary of Significant Accounting Policies and Note 17, New Accounting Standards, to our consolidated financial statements for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Foreign Currency Exchange Risk

We have subsidiaries outside the United States accounting for over 50% of consolidated net sales. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. We also have a 500.0 million Yen-denominated note payable which has been designated as a hedge of our net investment in our Japanese affiliate. At December 31, 2011, a cumulative foreign currency translation loss on these net investment hedges of $3.8 million (net of tax of $2.4 million) was recorded within accumulated other comprehensive income.

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

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2012	2013	2014	2015	2016	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:

Euro denominated	$0.1	-	-	-	-	-	$0.1	$0.1
Average interest rate – fixed	5.3%

U.S. dollar denominated (1)	50.0	-	-	-	-	-	50.0	50.0
Average interest rate – variable	1.2%

Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	-	-	-	25.0	-	-	25.0	24.0
Average interest rate – variable				1.3%
U.S. dollar denominated	-		0.2	-	-	161.5	161.7	137.7
Average interest rate – fixed			8.4%			4.0%
Euro denominated	-	26.7	-	-	79.5	-	106.2	111.0
Average interest rate – fixed		4.2%			4.4%
Yen denominated	-	-	6.4	-	-	-	6.4	6.5
Average interest rate – variable			2.1%

(1) As of December 31, 2011, we have two interest rate swap agreements outstanding which are designed to protect against volatility in variable interest rates payable on a $50.0 million note maturing on July 28, 2012 (“Series A Note”) and a $25.0 million note maturing July 28, 2015 (“Series B Note”). The first interest-rate swap agreement has a notional amount of $50.0 million and corresponds to the maturity date of the Series A Note and the second interest rate swap has a notional amount of $25.0 million and corresponds with the maturity date of the Series B Note. Under each of the swap agreements we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. The interest-rate swap agreements effectively fix the interest rates payable on our Series A and B notes at 5.32% and 5.51%, respectively. At December 31, 2011, the interest rate-swap agreements had a fair value of $8.8 million, unfavorable to the Company, of which, $1.1 million was recorded as a current liability and $7.7 million as a noncurrent liability.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to fluctuations in crude oil prices. In recent years, increases in raw material costs have had an adverse impact on us. We expect the volatility in raw material prices to continue. We will continue to pursue pricing and hedging strategies, and ongoing cost control initiatives to offset the effects on gross profit.

In January 2011, we purchased a series of call options intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of May through November 2011. These call options capped our cost of the crude oil component of elastomer prices for a portion of our forecasted purchases, allowing us to limit our exposure to increasing petroleum prices. These call options were not designated as hedging instruments. As of December 31, 2011, there were no options outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2011, 2010 and 2009

(in millions, except per share data)	2011	2010	2009
Net sales	$1,192.3	$1,104.7	$1,055.7
Cost of goods and services sold	853.0	786.6	752.1
Gross profit	339.3	318.1	303.6
Research and development	29.1	23.9	19.9
Selling, general and administrative expenses	191.1	187.7	177.7
Restructuring and other items (Note 3)	9.5	15.8	8.5
Operating profit	109.6	90.7	97.5
Interest expense	18.2	16.8	15.2
Interest income	(1.3)	(0.6)	(0.8)
Income before income taxes	92.7	74.5	83.1
Income tax expense	23.5	13.6	13.5
Equity in net income of affiliated companies	6.3	4.4	3.0
Net income	$75.5	$65.3	$72.6

Net income per share:
Basic	$2.24	$1.96	$2.21
Diluted	$2.16	$1.89	$2.12

Weighted average shares outstanding:
Basic	33.7	33.3	32.8
Diluted	37.0	36.7	36.3

Dividends declared per share	$0.70	$0.66	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2011, 2010 and 2009

(in millions)	2011	2010	2009
Net income	$75.5	$65.3	$72.6
Other comprehensive (loss) income, net of tax for 2011, 2010, 2009, respectively:
Foreign currency translation adjustments	(11.8)	(13.0)	19.0
Defined benefit pension and other postretirement plans:
Prior service credit arising during period, net of tax of $2.0	-	3.2	-
Net actuarial loss arising during period, net of tax of $(17.9), $(2.6) and $(1.1)	(30.1)	(5.0)	-
Curtailment arising during period, net of tax of $(0.2)	(0.4)	-	-
Settlement effects arising during the period, net of tax of $0.3	0.5	-	-
Less: amortization of actuarial loss, net of tax of $2.2, $2.1 and $2.7	3.8	3.4	4.3
Less: amortization of prior service credit, net of tax of $(0.5), $(0.4) and $(0.4)	(0.9)	(0.6)	(0.6)
Less: amortization of transition obligation	0.1	0.1	0.1
Net gains on investment securities, net of tax of $0.2, $0.4 and $0.3	0.3	0.6	0.4
Net (losses) gains on derivatives, net of tax of $(1.1), $(0.2) and $1.2	(1.7)	(0.3)	2.0
Other comprehensive (loss) income, net of tax	(40.2)	(11.6)	25.2
Comprehensive income	$35.3	$53.7	$97.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2011 and 2010

(in millions, except per share data)	2011	2010
ASSETS
Current assets:
Cash, including cash equivalents	$91.8	$110.2
Accounts receivable, net	147.2	126.4
Inventories	151.8	147.0
Deferred income taxes	7.9	10.5
Other current assets	73.3	42.5
Total current assets	472.0	436.6
Property, plant and equipment	1,136.8	1,077.2
Less accumulated depreciation and amortization	543.2	522.4
Property, plant and equipment, net	593.6	554.8
Investments in affiliated companies	56.2	48.2
Goodwill	111.5	112.5
Deferred income taxes	85.1	64.5
Intangible assets, net	52.0	55.1
Other noncurrent assets	28.7	22.6
Total Assets	$1,399.1	$1,294.3

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$50.1	$0.3
Accounts payable	89.8	63.2
Pension and other postretirement benefits	2.3	2.1
Accrued salaries, wages and benefits	45.0	48.3
Income taxes payable	7.8	5.0
Taxes other than income	9.2	10.0
Other current liabilities	39.0	40.8
Total current liabilities	243.2	169.7
Long-term debt	299.3	358.1
Deferred income taxes	21.6	20.0
Pension and other postretirement benefits	126.0	87.2
Other long-term liabilities	54.1	33.6
Total Liabilities	744.2	668.6

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2011 and 2010	-	-
Common stock, par value $.25 per share; 50.0 million shares authorized; shares issued: 34.3 million in 2011 and 2010; shares outstanding: 33.7 million in 2011 and 33.3 million in 2010	8.6	8.6
Capital in excess of par value	76.3	77.3
Retained earnings	664.5	612.6
Accumulated other comprehensive loss	(71.5)	(31.3)
Treasury stock, at cost (0.6 million shares in 2011; 1.0 million shares in 2010)	(23.0)	(41.5)
Total Equity	654.9	625.7
Total Liabilities and Equity	$1,399.1	$1,294.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2011, 2010 and 2009

(in millions, except per share data)	Common shares issued	Common Stock	Capital in excess of par value	Number of treasury shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2008	34.3	$8.6	$69.3	(1.6)	$(63.2)	$517.3	$(44.9)	$487.1
Net income						72.6		72.6
Shares issued under stock plans			(5.9)	0.4	12.5			6.6
Stock-based compensation			5.5					5.5
Shares repurchased for employee tax withholdings				(0.1)	(1.4)			(1.4)
Excess tax benefit from employee stock plans			4.0					4.0
Cash dividends declared						(20.5)		(20.5)
Changes – other comprehensive income							25.2	25.2
Balance, December 31, 2009	34.3	$8.6	$72.9	(1.3)	$(52.1)	$569.4	$(19.7)	$579.1
Net income						65.3		65.3
Shares issued under stock plans			(4.4)	0.4	12.7			8.3
Stock-based compensation			6.7					6.7
Shares repurchased for employee tax withholdings				(0.1)	(2.1)			(2.1)
Excess tax benefit from employee stock plans			2.1					2.1
Cash dividends declared						(22.1)		(22.1)
Changes – other comprehensive loss							(11.6)	(11.6)
Balance, December 31, 2010	34.3	$8.6	$77.3	(1.0)	$(41.5)	$612.6	$(31.3)	$625.7
Net income						75.5		75.5
Shares issued under stock plans			(13.1)	0.5	22.0			8.9
Stock-based compensation			8.6					8.6
Shares repurchased for employee tax withholdings				(0.1)	(3.5)			(3.5)
Excess tax benefit from employee stock plans			3.5					3.5
Cash dividends declared						(23.6)		(23.6)
Changes – other comprehensive loss							(40.2)	(40.2)
Balance, December 31, 2011	34.3	$8.6	$76.3	(0.6)	$(23.0)	$664.5	$(71.5)	$654.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2011, 2010 and 2009

(in millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$75.5	$65.3	$72.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	71.1	68.8	63.9
Amortization	4.6	4.4	4.2
Stock-based compensation	8.4	7.8	7.5
(Gain) loss on sales of equipment	(0.2)	0.7	0.9
Asset impairments	-	4.4	5.8
Deferred income taxes	2.9	(1.8)	(4.8)
Pension and other retirement plans, net	(4.5)	5.4	5.9
Equity in undistributed earnings of affiliates, net of dividends	(6.0)	(4.2)	(2.7)
Changes in assets/liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(25.5)	9.4	(6.0)
Increase in inventories	(9.3)	(20.7)	(6.4)
Increase in other current assets	(3.1)	(3.9)	(0.1)
Increase (decrease) in accounts payable	24.6	(0.3)	(0.7)
Changes in other assets and liabilities	(7.8)	3.0	(2.4)
Net cash provided by operating activities	130.7	138.3	137.7
Cash flows from investing activities:
Capital expenditures	(95.4)	(71.1)	(104.9)
Acquisition of patents and other long-term assets	(1.4)	(2.7)	(2.9)
Acquisition of businesses, net of cash acquired	-	(3.7)	(16.9)
Sales of investments	15.6	8.9	5.3
Purchases of investments	(41.2)	(7.2)	(2.7)
Other, net	1.9	1.8	0.2
Net cash used in investing activities	(120.5)	(74.0)	(121.9)
Cash flows from financing activities:
Borrowings under revolving credit agreements	193.4	26.6	16.4
Repayments under revolving credit agreements	(199.9)	(39.8)	(22.3)
Debt issuance costs	(0.3)	(1.7)	-
Changes in other debt, including overdrafts	(0.5)	(1.1)	(4.3)
Dividend payments	(23.2)	(21.7)	(20.1)
Issuance of common stock from treasury	5.8	3.7	5.0
Excess tax benefit from employee stock plans	3.5	2.1	4.0
Shares repurchased for employee tax withholdings	(3.5)	(2.1)	(1.3)
Net cash used in financing activities	(24.7)	(34.0)	(22.6)
Effect of exchange rates on cash	(3.9)	(3.2)	2.7
Net (decrease) increase in cash and cash equivalents	(18.4)	27.1	(4.1)
Cash and cash equivalents at beginning of period	110.2	83.1	87.2
Cash and cash equivalents at end of period	$91.8	$110.2	$83.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.2	$16.8	$15.5
Income taxes paid, net	$20.4	$16.5	$19.0
Accrued capital expenditures	$33.8	$7.1	$9.9
Dividends declared, not paid	$6.1	$5.7	$5.3

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

Reclassifications:  Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.3 million and $0.5 million at December 31, 2011 and 2010, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2011	2010
Finished goods	$67.1	$65.1
Work in process	19.6	21.4
Raw materials	65.1	60.5
	$151.8	$147.0

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangibles are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as, or one level below, our operating segments. The goodwill impairment test first requires a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, a second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss.

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset, and any excess carrying value would represent an impairment. Fair values are primarily determined using discounted cash flow analyses.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 5 to 25 years, and reviewed for recovery whenever circumstances indicate that the carrying value of these assets may not be recoverable.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within restructuring and other items for the difference between the asset's carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

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

Foreign Currency Translation: Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries and affiliates operating outside of the United States are accumulated in other comprehensive income, a separate component of equity.

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers’ site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that these volumes will be attained. We also establish product return liabilities for customer quality claims when such amounts are deemed probable and can be reasonably estimated.

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

Note 2: Acquisitions

On July 1, 2010, we acquired 100% of the outstanding shares of La Model Ltd., the developer of the SmartDose electronic patch injector system. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an estimated fair value of $1.5 million. The purchase price allocation consisted of $3.3 million of in-process research and development intangible assets, $1.2 million of goodwill and $0.6 million of deferred tax liabilities. We will continue to evaluate the fair value of the contingent consideration obligation at each reporting date, with any increases or decreases recorded within restructuring and other items in our consolidated statements of income. The contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the life of the underlying product patent with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $5.0 million.

On July 6, 2009, we acquired certain business assets of Plastef Investissements SA, a developer and manufacturer of drug delivery devices including the éris safety syringe system. The purchase price included cash paid at closing of $16.9 million and contingent consideration with an initial fair value of $2.6 million dependent upon the achievement of operating goals and other milestones over the period ending December 31, 2014. The purchase price allocation consisted primarily of $4.9 million of property, plant and equipment, $7.8 million of goodwill and $8.8 million of other intangible assets, offset by $2.4 million of real property and equipment lease obligations.

Operating results for these acquired businesses were included within the Delivery Systems segment from the date of acquisition. Pro forma results were not presented as these acquisitions were not considered material to our consolidated balance sheets or results of operations.  See Note 3, Restructuring and Other Items, for further discussion of contingent consideration obligations.

Note 3: Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2011	2010	2009
Restructuring and related charges
Severance and post-employment benefits	$2.3	$10.5	$3.0
Impairments and asset write-offs	-	5.2	5.3
Other restructuring charges	3.0	0.2	0.4
Total restructuring and related charges	5.3	15.9	8.7
Other items:
Special separation benefits	2.9	-	-
Acquisition-related contingencies	(0.2)	(1.8)	-
Brazil tax amnesty benefit	-	-	(2.0)
Foreign exchange losses and other	1.5	1.7	1.8
Total other items	4.2	(0.1)	(0.2)
Total restructuring and other items	$9.5	$15.8	$8.5

Restructuring and Related Charges

In December 2010, our Board of Directors approved a restructuring plan designed to reduce our cost structure and improve operating efficiency. The plan involves the 2011 closure of a plant in the United States, a reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations. Under this plan, we expect to incur total restructuring and related charges of approximately $22.0 million through the end of 2012, which consist of approximately $17.0 million in cash expenditures for severance and costs associated with the plant closure and fixed asset relocation, and approximately $5.0 million in non-cash asset impairment and disposal charges. During 2011, we incurred charges of $5.3 million related to this plan. During 2010, we incurred charges of $14.5 million, consisting of $10.1 million in severance and post-employment benefits and $4.4 million in asset impairment charges. The balance of the charges related to this plan will be recognized as incurred during 2012.

During 2010, we also incurred $1.4 million in restructuring and related charges in connection with the 2009 restructuring program, including $0.4 million in employee severance and post-employment benefits, $0.8 million in asset disposal charges and $0.2 million in other exit costs. We incurred a total of $9.0 million in restructuring and related charges, as part of this plan, through its completion in 2010.

During 2009, we incurred $7.6 million in restructuring and related charges related to the 2009 plan. Also in 2009, we incurred $1.1 million in restructuring costs, consisting mainly of employee severance benefits, asset impairments and accelerated depreciation associated with the completion of a 2007 restructuring plan for our former Tech Group segment.

The following table presents activity related to our restructuring obligations recorded within other current liabilities:
($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2009	$1.9	$0.1	$2.0
Charges	10.4	0.2	10.6
Cash payments	(2.1)	(0.3)	(2.4)
Balance, December 31, 2010	10.2	-	10.2
Charges	2.3	3.0	5.3
Cash payments	(6.3)	(2.6)	(8.9)
Non-cash adjustment	-	0.2	0.2
Balance, December 31, 2011	$6.2	$0.6	$6.8

During the third quarter of 2011, as a result of the closure of a plant in Montgomery, Pennsylvania, we recorded a $0.2 million net curtailment gain related to our U.S. qualified and postretirement medical plans.

Other Items

During 2011, we incurred $2.9 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense and a settlement loss related to one of our non-qualified defined benefit pension plans. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

As discussed in Note 2, Acquisitions, the purchase price in the 2009 acquisition of the éris safety syringe system included contingent consideration with an initial fair value of $2.6 million, which was recorded as a liability at the acquisition date. During 2011 and 2010, we reduced this liability for contingent consideration by $0.8 million and $1.8 million, respectively, bringing the liability balance to zero. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014. During 2011, we also increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose electronic patch injector system by $0.5 million.

In 2009, we enrolled in a tax amnesty program in Brazil which provided for reduced penalties and interest on certain tax-related obligations. We recognized a pre-tax benefit of $2.0 million in 2009 relating to our participation in this program. In addition, in 2009, we determined that a cost-basis investment was impaired and recorded an $0.8 million charge to write-off the investment, which was recorded within foreign exchange losses and other.

Note 4: Income Taxes

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. During 2011, the statute of limitations for the 2007 U.S. Federal tax year lapsed, leaving tax years 2008 through 2011 open to examination. For U.S. state and local jurisdictions, tax years 2007 through 2011 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2005 through 2011.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2011	2010
Balance at January 1	$5.0	$5.6
Additions for tax positions taken in the current year	1.3	0.6
Additions for tax positions of prior years	0.7	1.1
Reduction for expiration of statute of limitations/audits	(0.7)	(2.3)
Balance at December 31	$6.3	$5.0

In addition, we had balances in accrued liabilities for interest and penalties of $0.4 million and $0.4 million at December 31, 2011 and 2010, respectively. During 2011, we recognized less than $0.1 million in tax-related interest expense and in 2010 we recognized $0.1 million in tax-related interest income. As of December 31, 2011, we had $6.3 million of total gross unrecognized tax benefits, of which $5.9 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate.

The components of income before income taxes are:

($ in millions)	2011	2010	2009
U.S. operations	$15.8	$7.2	$6.5
International operations	76.9	67.3	76.6
Total income before income taxes	$92.7	$74.5	$83.1

The related provision for income taxes consists of:

($ in millions)	2011	2010	2009
Current:
Federal	$-	$0.6	$0.3
State	-	0.2	0.1
International	20.6	14.6	17.9
Current income tax provision	20.6	15.4	18.3
Deferred:
Federal and state	2.7	(0.5)	(5.1)
International	0.2	(1.3)	0.3
Deferred income tax provision	2.9	(1.8)	(4.8)
Income tax expense	$23.5	$13.6	$13.5

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2011	2010
Deferred tax assets
Net operating loss carryforwards	$21.7	$28.1
Tax credit carryforwards	42.5	33.3
Restructuring and impairment charges	1.7	5.5
Capital loss carryforwards	-	1.4
Pension and deferred compensation	62.3	48.6
Other	9.3	8.7
Valuation allowance	(19.3)	(24.9)
Total deferred tax assets	118.2	100.7
Deferred tax liabilities:
Accelerated depreciation	41.2	39.5
Other	6.5	7.1
Total deferred tax liabilities	47.7	46.6
Net deferred tax asset	$70.5	$54.1

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2011	2010	2009
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(8.9)	(11.0)	(7.6)
Non-benefited losses	-	1.4	2.0
Reversal of prior valuation allowance	(0.1)	(0.2)	(1.2)
Reversal of reserves for unrecognized tax benefits	-	(3.0)	(3.4)
U.S. tax on international earnings, net of foreign tax credits	(1.5)	(2.2)	(3.2)
State income taxes, net of federal tax effect	0.7	(1.6)	(1.1)
General business credits and Section 199 Deduction	(2.4)	(1.5)	(5.4)
Other	2.5	1.4	1.1
Effective tax rate	25.3%	18.3%	16.2%

At December 31, 2011, we have fully utilized all of our U.S. federal net operating loss carryforwards. State operating loss carryforwards of $255.4 million, created a deferred tax asset of $15.1 million, while foreign operating loss carryforwards of $26.3 million, created a deferred tax asset of $6.6 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. State loss carryforwards expire as follows: $0.1 million in 2013 and $255.3 million thereafter. Foreign loss carryforwards will begin to expire in 2013, while $15.7 million of the total $26.3 million will not expire.

As of December 31, 2011, we had available foreign tax credit carryforwards of $27.5 million expiring as follows: $2.6 million in 2012, $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, $2.4 million in 2017, $1.9 million in 2018, $3.1 million in 2019, $3.2 million in 2020 and $8.6 million in 2021. We have U.S. federal and state research and development credit carryforwards of $9.2 million and $3.5 million, respectively. The $9.2 million of U.S. federal research and development credits expire as follows: $0.1 million expire in 2021, $0.5 million expire in 2022 and $8.6 million expire after 2022. The $3.5 million of state research and development credits expire as follows: $0.8 million expire in 2021, $0.8 million expire in 2022 and $1.9 million expire after 2022.

Undistributed earnings of foreign subsidiaries amounted to $568.2 million at December 31, 2011, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the United States.

Note 5: Segment Information

Our business operations are organized into two reportable segments, which are aligned with the underlying markets and customers they serve. Our reportable segments are Packaging Systems and Delivery Systems. Packaging Systems develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications.

Packaging Systems has three operating segments: the Americas, Europe and Asia Pacific. These operating segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products, use a similar distribution process and have a similar customer base.

During the second quarter of 2011, we revised our method of internal financial reporting for the Delivery Systems segment to better align it with how the segment’s performance is assessed by the chief executive officer, who is also the chief operating decision maker. As a result, the former Americas and International operating segments were combined into a total Delivery Systems segment and separate financial information for them is no longer available. This change had no impact on our reportable segments.

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

The following table provides information on sales by significant product group:

($ in millions)	2011	2010	2009
Pharmaceutical packaging	$731.1	$661.2	$637.3
Disposable medical components	106.9	100.0	104.6
Laboratory and other services	19.4	23.8	34.1
Packaging Systems	857.4	785.0	776.0
Healthcare devices	177.4	178.8	165.9
Consumer products	69.4	64.7	57.4
Injection and administration systems	59.0	55.3	42.9
Tooling and other services	30.9	25.3	18.8
Delivery Systems	336.7	324.1	285.0
Intersegment sales elimination	(1.8)	(4.4)	(5.3)
Net sales	$1,192.3	$1,104.7	$1,055.7

We do not have any customers accounting for greater than 10% of consolidated net sales.

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2011	2010	2009	2011	2010	2009
United States	$543.6	$528.2	$502.8	$272.6	$232.8	$242.5
Germany	184.1	151.5	148.3	118.1	117.8	129.9
France	94.2	89.0	105.3	41.3	42.4	45.9
Other European countries	242.7	225.6	209.3	69.9	77.2	83.2
Other	127.7	110.4	90.0	91.7	84.6	75.6
	$1,192.3	$1,104.7	$1,055.7	$593.6	$554.8	$577.1

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2011
Net sales	$857.4	$336.7	$(1.8)	$1,192.3
Operating profit	$152.6	$9.8	$(52.8)	$109.6
Interest expense, net	-	-	(16.9)	(16.9)
Income before income taxes	$152.6	$9.8	$(69.7)	$92.7
Segment assets	$843.5	$365.6	$190.0	$1,399.1
Capital expenditures	66.2	26.1	3.1	95.4
Depreciation and amortization expense	53.6	18.5	3.6	75.7

2010
Net sales	$785.0	$324.1	$(4.4)	$1,104.7
Operating profit	$139.3	$9.7	$(58.3)	$90.7
Interest expense, net	-	-	(16.2)	(16.2)
Income before income taxes	$139.3	$9.7	$(74.5)	$74.5
Segment assets	$814.4	$350.6	$129.3	$1,294.3
Capital expenditures	48.9	16.3	5.9	71.1
Depreciation and amortization expense	50.7	19.0	3.5	73.2

2009
Net sales	$776.0	$285.0	$(5.3)	$1,055.7
Operating profit	$138.3	$9.9	$(50.7)	$97.5
Interest expense, net	-	-	(14.4)	(14.4)
Income before income taxes	$138.3	$9.9	$(65.1)	$83.1
Segment assets	$824.7	$335.1	$111.2	$1,271.0
Capital expenditures	84.8	18.6	1.5	104.9
Depreciation and amortization expense	46.7	18.5	2.9	68.1

Note 6: Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

($ and shares in millions)	2011	2010	2009
Net income, as reported, for basic net income per share	$75.5	$65.3	$72.6
Plus: interest expense on convertible debt, net of tax	4.3	4.3	4.3
Net income for diluted net income per share	$79.8	$69.6	$76.9
Weighted average common shares outstanding	33.7	33.3	32.8
Assumed stock options exercised and awards vested, based on the treasury stock method	0.4	0.5	0.6
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9	2.9
Weighted average shares assuming dilution	37.0	36.7	36.3

Options outstanding but not included in the computation of diluted net income per share because their impact was antidilutive were 1.6 million, 1.1 million and 1.1 million for fiscal years 2011, 2010 and 2009, respectively.

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

The components of accumulated other comprehensive loss, net of tax, at December 31 were as follows:

($ in millions)	2011	2010
Foreign currency translation	$10.2	$22.0
Unrealized gains on securities of affiliates	0.4	0.1
Unrealized losses on derivatives	(5.4)	(3.7)
Defined benefit pension and other postretirement plans	(76.7)	(49.7)
	$(71.5)	$(31.3)

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2009	$39.3	$74.9	$114.2
Additions	-	1.8	1.8
Foreign currency translation	(2.7)	(0.8)	(3.5)
Balance, December 31, 2010	36.6	75.9	112.5
Foreign currency translation	(0.7)	(0.3)	(1.0)
Balance, December 31, 2011	$35.9	$75.6	$111.5

As of December 31, 2011, we had no accumulated goodwill impairment losses.

In July 2010, we acquired 100% of the outstanding shares of La Model Ltd., the developer of the SmartDose electronic patch injector system, resulting in $1.2 million of goodwill. As part of this acquisition, Delivery Systems acquired $3.3 million of in-process R&D, which was considered to have an indefinite life until the completion of the associated research and development efforts, at which point the technology will start to be amortized over 17 years.

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

Intangible assets and accumulated amortization as of December 31 were as follows:

	2011			2010
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$17.0	$(6.7)	$10.3	$15.7	$(5.5)	$10.2
In-process R&D/technology	3.5	-	3.5	3.4	-	3.4
Trademarks	12.0	(0.8)	11.2	12.1	(0.6)	11.5
Customer relationships	29.7	(11.2)	18.5	29.7	(9.5)	20.2
Customer contracts	11.4	(3.1)	8.3	11.5	(2.5)	9.0
Non-compete agreements	3.9	(3.7)	0.2	3.9	(3.1)	0.8
	$77.5	$(25.5)	$52.0	$76.3	$(21.2)	$55.1

The cost basis of intangible assets includes foreign currency translation losses of $0.2 million and $0.9 million for the twelve months ended December 31, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $4.1 million and $3.8 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2012 - $3.9 million, 2013 and 2014 - $3.7 million, 2015 - $3.4 million and 2016 - $2.8 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

As part of our annual long-range planning process, our sales and marketing teams updated sales projections during the third quarter of 2011, which indicated delays and lower-than-expected demand for our eris, Confidose and NovaGuard product lines. The revised projections triggered an impairment review of the assets associated with these product lines. Our review concluded that the future cash flows associated with these product lines were still expected to exceed the carrying value of the related assets and, therefore, no impairment charge was required. We continued to monitor these product lines during our annual review of goodwill and indefinite-lived intangible assets, and determined that no impairment charge was required for these product lines. At December 31, 2011, our investment in equipment and intangible assets, excluding goodwill, for eris, Confidose and NovaGuard was $13.3 million, $5.9 million and $3.4 million, respectively.

Note 9: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2011	2010
Land		$8.9	$9.0
Buildings and improvements	5-50	284.1	276.4
Machinery and equipment	10-15	565.7	568.7
Molds and dies	4-7	85.8	84.8
Computer hardware and software	3-10	76.2	68.2
Construction in progress		116.1	70.1
		$1,136.8	$1,077.2

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $71.1 million, $68.8 million and $63.9 million, respectively.

Capitalized leases included in ‘buildings and improvements’ were $2.3 million and $2.4 million at December 31, 2011 and 2010, respectively. Capitalized leases included in ‘machinery and equipment’ were $1.9 million and $3.6 million at December 31, 2011 and 2010, respectively.  Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $1.1 million and $1.1 million at December 31, 2011 and 2010, respectively. At December 31, 2011, future minimum payments under capital leases were $0.4 million in 2012, $0.3 million in 2013, $0.2 million in 2014 and $0.2 million in 2015.

Under the terms of our construction and development agreement, the majority of costs required to construct our new corporate office and research building will be incurred by our counterparty during the construction period and paid by us at settlement. All construction costs incurred during 2011 and 2012, which are not due until settlement, will be accrued to property, plant and equipment and other long-term liabilities until they are paid. As of December 31, 2011, we have accrued $22.4 million of construction and development costs. See Note 16, Commitments and Contingencies, for further discussion of this capital project.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $0.9 million and $2.4 million, respectively.

Note 10: Affiliated Companies

At December 31, 2011, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
West Pharmaceutical Services Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. (“Daikyo”)	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $37.5 million, $31.5 million and $27.4 million at December 31, 2011, 2010 and 2009, respectively. Dividends received from affiliated companies were $0.3 million in 2011, 2010 and 2009.

Our equity in unrealized (gains) losses of Daikyo's investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive loss was $(0.4) million, $(0.1) million and $0.5 million at December 31, 2011, 2010 and 2009, respectively.

Our purchases and royalty payments made to affiliates totaled $66.4 million, $49.3 million and $45.4 million, respectively, in 2011, 2010 and 2009, of which $9.2 million and $4.3 million was due and payable as of December 31, 2011 and 2010, respectively. The majority of these transactions relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $4.5 million, $2.4 million and $1.9 million, respectively, in 2011, 2010 and 2009, of which $1.3 million and $0.5 million was receivable as of December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the aggregate carrying amount of investments in equity method affiliates was $56.2 million and $48.2 million, respectively.

Note 11: Debt

The following table summarizes our long-term debt obligations, net of current maturities, at December 31. The interest rates shown in parentheses are as of December 31, 2011:

($ in millions)	2011	2010
Revolving credit facility, due 2014 (2.1%)	$6.4	$12.2
Series A floating rate notes, due 2012 (1.2%)	50.0	50.0
Series B floating rate notes, due 2015 (1.3%)	25.0	25.0
Euro note A, due 2013 (4.2%)	26.3	27.0
Euro note B, due 2016 (4.4%)	79.0	81.0
Convertible debt, due 2047 (4.0%)	161.5	161.5
Term loan, due 2014 (8.4%)	0.2	-
Capital leases, due through 2016 (5.3 - 6.0%)	1.0	1.7
	349.4	358.4
Less current maturities of long-term debt	(50.1)	(0.3)
	$299.3	$358.1

Revolving Credit Facility

In June 2010, we entered into a multi-currency revolving credit facility agreement that replaced our prior revolving credit facility, which was scheduled to expire in February 2011. The new credit agreement, which expires in 2014, contains a $225.0 million committed credit facility and an accordion feature allowing the maximum to be increased to $275.0 million upon approval by the banks. Up to $20.0 million of the credit facility is available for swing-line loans and up to $20.0 million is available for the issuance of standby letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.75 to 2.75 percentage points, which is determined by our leverage ratio. Under the leverage ratio, our total indebtedness cannot exceed three-and one-half (3.5) times our earnings before income tax, depreciation and amortization for any period of four consecutive quarters. The credit facility also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, and distributions and acquisitions.

We used borrowings of $26.6 million under this facility, in June 2010, to repay all amounts outstanding under the prior credit agreement, which was then terminated. In addition, we incurred debt issuance costs of $1.7 million, consisting of legal and other professional fees, which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the revolving credit facility. As of December 31, 2011, amounts borrowed under this credit facility totaled $6.4 million, all of which are denominated in Japanese Yen. The Yen-denominated note is accounted for as a hedge of our net investment in our Japanese affiliate. We pay a quarterly commitment fee ranging from 0.325% to 0.55% as determined by the leverage ratio on any unused commitments. The borrowings under the revolving credit agreement together with outstanding letters of credit of $3.3 million result in an unused commitment level of $215.3 million under the facility at December 31, 2011.

In June 2011, we entered into a credit agreement and related document governing the terms of a $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research building. Construction is expected to be completed in late 2012 or early 2013, with final settlement occurring by early 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. The credit agreement requires us to maintain a total leverage ratio no greater than 3.50 to 1.00 and an interest coverage ratio greater than or equal to 2.50 to 1.00. In connection with this credit facility, we incurred debt issuance costs of $0.3 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. As of December 31, 2011, there were no borrowings under this credit facility.

Series A and B Notes

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

Euro-denominated Notes

In 2006, we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $26.3 million at December 31, 2011) has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215% while Euro note B of €61.1 million ($79.0 million at December 31, 2011) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%.  These Euro-denominated notes are accounted for as a hedge of our net investment in our European subsidiaries.

Convertible Debt

In March and April 2007, the Company issued $161.5 million of Convertible Junior Subordinated Debentures (“debentures”) due March 15, 2047. The debentures bear interest at a rate of 4.0% annually and are convertible into shares of our common stock at a conversion rate, subject to adjustment, of 18.0386 shares per $1,000 of principal amount, which equals a conversion price of approximately $55.44 per share. The holders may convert their debentures at any time prior to maturity. On or after March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate. As of December 31, 2011, no debentures have been converted.

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

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of December 31, 2011, we were in compliance with all of our debt covenants.

Interest costs incurred during 2011, 2010 and 2009 were $19.3 million, $17.7 million and $17.6 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2013 - $26.7 million, 2014 - $6.6 million, 2015 - $25.0 million, 2016 - $79.5 million and thereafter - $161.5 million.

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

Interest Rate Risk

On February 25, 2011, we exercised an option to purchase our new corporate office and research building.  In conjunction with this, we anticipate that, during the first quarter of 2013, we will borrow $43.0 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

As a result of our normal borrowing activities, we have entered into debt obligations with both fixed and variable interest rates. As of December 31, 2011, we have two interest rate swap agreements outstanding. Both swap agreements are designated as cash flow hedges to protect against volatility in the interest rates payable on our Series A and B notes. Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

As described in more detail below, during 2011, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. made by certain European subsidiaries. We had also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases by certain European subsidiaries. In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of December 31, 2011, there were no contracts outstanding.

In 2010, we entered into a series of foreign currency hedge contracts, designated as cash flow hedges, to eliminate the currency risk associated with a portion of our forecasted JPY denominated purchases of finished goods from Daikyo Seiko, Ltd. and other JPY purchases made by West in the United States. The last contract matured on December 28, 2010.

We have also designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $5.2 million pre-tax ($3.2 million after tax) on this debt was recorded within accumulated other comprehensive income as of December 31, 2011.  We have also designated our 500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At December 31, 2011, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $1.0 million pre-tax ($0.6 million after tax) which was also included within accumulated other comprehensive income.

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

During the year ended December 31, 2011 and 2010, a gain of $0.6 million and $0.3 million, respectively, was recognized in cost of goods and services sold related to these call options. As of December 31, 2011, there were no call options outstanding.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 13, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2011 and 2010.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2011	2010	2011	2010
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$-	$0.3	$-	Net sales
Foreign currency hedge contracts	-	0.5	-	(0.5)	Cost of goods and services sold
Interest rate swap contracts	(4.9)	(3.5)	3.2	3.2	Interest expense
Total	$(5.2)	$(3.0)	$3.5	$2.7
Net Investment Hedges:
Foreign currency-denominated debt	$1.3	$3.9	$-	$-	Foreign exchange losses and other
Total	$1.3	$3.9	$-	$-

During 2011 and 2010, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis in our balance sheets:

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.5	$26.5	$-	$-
Deferred compensation assets	3.3	3.3	-	-
	$29.8	$29.8	$-	$-
Liabilities:
Contingent consideration	$2.1	$-	$-	$2.1
Deferred compensation liabilities	4.6	4.6	-	-
Interest rate swap contracts	8.8	-	8.8	-
	$15.5	$4.6	$8.8	$2.1

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2010	Level 1	Level 2	Level 3
Assets:
Short-term investments	$0.6	$0.6	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$4.2	$4.2	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Interest rate swap contracts	6.1	-	6.1	-
	$13.8	$5.4	$6.1	$2.3

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

The following table provides a summary of changes in our Level 3 fair value measurements during 2011:

($ in millions)
Balance, December 31, 2010	$2.3
Increase in fair value recorded in earnings	0.5
Reduction in fair value recorded in earnings	(0.8)
Changes in foreign currency exchange rates	0.1
Balance, December 31, 2011	$2.1

The following table provides a summary of changes in our Level 3 fair value measurements during 2010:

($ in millions)
Balance, December 31, 2009	$2.8
Additional contingent consideration acquired	1.8
Increase in fair value recorded in earnings	0.2
Reduction in fair value recorded in earnings	(2.1)
Changes in foreign currency exchange rates	(0.4)
Balance, December 31, 2010	$2.3

Refer to Note 3, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

Cash and cash equivalents, accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near term maturities. Quoted market prices are used to estimate the fair value of publicly traded long-term debt. Debt that is not quoted on an exchange is valued using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2011, the estimated fair value of long-term debt was $279.2 million compared to a carrying amount of $299.3 million. At December 31, 2010, the estimated fair value of long-term debt was $344.2 million and the carrying amount was $358.1 million.

Note 14: Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In 2006, the U.S. qualified defined benefit pension plan was converted to a cash balance plan.  In addition, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $3.5 million for 2011 and $3.4 million for both 2010 and 2009.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$8.9	$8.6	$7.8	$1.2	$1.1	$0.8
Interest cost	16.0	15.7	14.9	1.0	0.8	0.9
Expected return on assets	(16.0)	(14.7)	(11.9)	-	-	-
Amortization of prior service (credit) cost	(1.5)	(1.1)	(1.1)	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	-	-	-
Recognized actuarial losses (gains)	6.0	5.6	7.0	-	(0.1)	-
Curtailment	(0.2)	-	-	-	-	-
Settlement effects	0.8	-	-	-	-	-
Net periodic benefit cost	$14.1	$14.2	$16.8	$2.3	$1.9	$1.8

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$46.7	$9.1	$(2.9)	$1.3	$(1.5)	$1.8
Prior service credit arising during period	-	(5.2)	-	-	-	-
Amortization of prior service credit (cost)	1.5	1.1	1.1	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	-	-	-
Amortization of actuarial (loss) gain	(6.0)	(5.6)	(7.0)	-	0.1	-
Curtailment	0.2	-	-	0.4	-	-
Settlement effects	(0.8)	-	-	-	-	-
Total recognized in other comprehensive income	$41.5	$(0.7)	$(8.9)	$1.6	$(1.5)	$1.7
Total recognized in net periodic benefit cost and other comprehensive income	$55.6	$13.5	$7.9	$3.9	$0.4	$3.5

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2011	2010	2009	2011	2010	2009
U.S. plans	$11.4	$11.7	$14.9	$2.3	$1.9	$1.8
International plans	2.7	2.5	1.9	-	-	-
Net periodic benefit cost	$14.1	$14.2	$16.8	$2.3	$1.9	$1.8

In 2011, as a result of the closure of a plant in the United States, we recorded a $0.2 million net curtailment gain in restructuring and other items, related to our U.S. qualified and postretirement medical plans. In addition, during the fourth quarter of 2011, due to the retirement of our former President and Chief Operating Officer, we recorded an $0.8 million settlement loss related to one of our non-qualified defined benefit pension plans.

The following tables present the changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, January 1	$(283.5)	$(262.8)	$(18.1)	$(18.1)
Service cost	(8.9)	(8.6)	(1.2)	(1.1)
Interest cost	(16.0)	(15.7)	(1.0)	(0.9)
Participants’ contributions	-	-	(0.3)	(0.4)
Actuarial (loss) gain	(27.3)	(15.9)	(1.4)	1.5
Amendments/transfers in	(0.4)	5.2	-	-
Benefits/expenses paid	16.4	12.4	0.7	0.9
Curtailment	(0.8)	-	(0.4)	-
Foreign currency translation	0.6	1.9	-	-
Benefit obligation, December 31	$(319.9)	$(283.5)	$(21.7)	$(18.1)

Change in plan assets:
Fair value of assets, January 1	$212.3	$193.5	$-	$-
Actual return on assets	(2.8)	21.6	-	-
Employer contribution	20.4	10.3	0.4	0.5
Participants’ contribution	-	-	0.3	0.4
Benefits/expenses paid	(16.4)	(12.5)	(0.7)	(0.9)
Foreign currency translation	(0.2)	(0.6)	-	-
Fair value of assets, December 31	$213.3	$212.3	$-	$-

Funded status at end of year	$(106.6)	$(71.2)	$(21.7)	$(18.1)

International pension plan assets, at fair value, included in the preceding table were $19.6 million and $18.6 million at December 31, 2011 and 2010, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2011	2010	2011	2010
Current liabilities	$(1.2)	$(1.1)	$(1.1)	$(1.0)
Noncurrent liabilities	(105.4)	(70.1)	(20.6)	(17.1)
	$(106.6)	$(71.2)	$(21.7)	$(18.1)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2011	2010	2011	2010
Net actuarial loss (gain)	$131.3	$92.1	$0.2	$(1.5)
Transition obligation	0.4	0.5	-	-
Prior service (credit) cost	(10.2)	(12.7)	0.1	0.2
Total	$121.5	$79.9	$0.3	$(1.3)

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense over the next fiscal year are $8.3 million, $0.1 million and $(1.4) million, respectively. The prior service cost for the other retirement benefit plan that will be amortized from accumulated other comprehensive loss into expense over the next fiscal year is $0.1 million.

The accumulated benefit obligation for all defined benefit pension plans was $316.7 million and $280.4 million at December 31, 2011 and 2010, respectively, including $42.6 million and $40.5 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2012	$15.5	$1.2	$16.7
2013	16.7	1.4	18.1
2014	19.4	1.6	21.0
2015	20.9	1.6	22.5
2016	22.3	2.1	24.4
2017 to 2021	130.2	14.1	144.3
	$225.0	$22.0	$247.0

In 2012, we expect to contribute $19.8 million to pension plans, of which $1.8 million is for international plans. Included in this amount is a minimum ERISA (Employee Retirement Income Security Act) funding requirement for the U.S. qualified pension plan of $17.2 million. In addition, we expect to contribute $1.1 million to other retirement plans in 2012. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.55%	5.92%	6.38%	5.25%	5.25%	6.25%
Rate of compensation increase	4.33%	4.36%	4.37%	-	-	-
Long-term rate of return on assets	7.59%	7.60%	7.66%	-	-	-

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2011	2010	2011	2010
Discount rate	4.87%	5.61%	4.50%	5.25%
Rate of compensation increase	4.33%	4.36%	-	-

The discount rate used to determine the benefit obligations for U.S. pension plans was 4.90% and 5.70% as of December 31, 2011 and 2010, respectively.  The weighted average discount rate used to determine the benefit obligations for all international plans was 4.72% and 5.09% as of December 31, 2011 and 2010, respectively. The rate of compensation increase for U.S. plans was 4.50% for 2011 and 2010, while the weighted average rate for all international plans was 2.70% for 2011 and 2.71% for 2010. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 7.75% for 2011, 2010 and 2009.

The assumed healthcare cost trend rate used to determine benefit obligations was 8.50% for all participants in 2011, decreasing to 5.00% by 2019. Increasing the assumed healthcare cost trend rate by one percentage point would result in a $1.1 million increase in the postretirement obligation, whereas a decrease of one percentage point would result in a $1.0 million decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 9.00% for all participants in 2011, decreasing to 5.00% by 2019. The effect of a one percentage point change in the rate would be a $0.2 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:
	2011	2010
Equity securities	68%	69%
Debt securities	31%	31%
Other	1%	-
	100%	100%

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

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 13, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2011	Level 1	Level 2	Level 3
Cash	$0.2	$0.2	$-	$-
Equity securities:
Indexed mutual funds	102.2	102.2	-	-
International mutual funds	40.0	40.0	-	-
Fixed income securities:
Mutual funds	65.6	65.6	-	-
Insurance contract	1.3	-	1.3	-
Balanced mutual fund	4.0	4.0	-	-
	$213.3	$212.0	$1.3	$-

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2010	Level 1	Level 2	Level 3
Cash overdrafts	$(0.6)	$(0.6)	$-	$-
Equity securities:
Indexed mutual funds	108.1	108.1	-	-
International mutual funds	37.7	37.7	-	-
Fixed income securities:
Mutual funds	65.6	65.6	-	-
Insurance contract	1.5	-	1.5	-
	$212.3	$210.8	$1.5	$-

Note 15: Stock-Based Compensation

On May 3, 2011, the Omnibus Incentive Compensation Plan (the “2011 Plan”) was approved by our shareholders. All remaining shares available for issuance under the 2007 Omnibus Incentive Compensation Plan were extinguished upon adoption of the 2011 Plan. Awards granted under previous plans remain outstanding until expiration or settlement. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board’s nominating and compensation committees. Vesting requirements vary by award. At December 31, 2011, there were 4,718,287 shares remaining in the 2011 Plan for future grants.

Stock options and stock appreciation rights reduce the number of shares available for grant by one share for each award granted. All other awards that will be distributed in stock under the 2011 Plan will reduce the total number of shares available for grant by an amount equal to 2.35 times the number of shares awarded. If awards made under previous plans would entitle a plan participant to an amount of West stock in excess of the target amount, the additional shares (up to a maximum threshold amount) will be distributed under the 2011 Plan.

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2011	2010	2009
Stock option and appreciation rights	$4.4	$3.7	$3.7
Performance-vesting shares	3.0	2.2	1.8
Performance-vesting units	0.2	0.1	-
Performance-vesting shares/units dividend equivalents	0.1	0.2	0.2
Employee stock purchase plan	0.3	0.3	0.3
Deferred compensation plans	0.4	1.3	1.5
Total stock-based compensation expense	$8.4	$7.8	$7.5

In 2011, $0.8 million of stock option expense and $0.7 million of performance-vesting shares expense, which relate to the retirement of our former President and Chief Operating Officer, were recorded within restructuring and other items. The remainder of the 2011 stock-based compensation expense balance was recorded within selling, general and administrative expenses.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2011, was approximately $10.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2011	2010	2009
Options outstanding, January 1	2.9	2.7	2.6
Granted	0.5	0.6	0.4
Exercised	(0.4)	(0.3)	(0.3)
Forfeited	(0.1)	(0.1)	-
Options outstanding, December 31	2.9	2.9	2.7
Options exercisable, December 31	1.8	1.8	1.7

Weighted Average Exercise Price	2011	2010	2009
Options outstanding, January 1	$32.32	$29.09	$26.91
Granted	40.85	42.47	32.12
Exercised	17.69	14.88	13.70
Forfeited	41.40	41.47	37.43
Options outstanding, December 31	$35.79	$32.32	$29.09
Options exercisable, December 31	$32.91	$27.77	$24.52

As of December 31, 2011, the weighted average remaining contractual life of options outstanding and of options exercisable was 6.1 years and 4.7 years, respectively.

As of December 31, 2011, the aggregate intrinsic value of total options outstanding was $13.6 million, of which $12.6 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2011, 2010 and 2009: a risk-free interest rate of 2.2%, 2.4% and 1.9%, respectively; stock volatility of 24.3%, 26.9% and 27.0%, respectively; and dividend yields of 1.7%, 1.5% and 1.9%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends.  Expected lives, which are based on prior experience, averaged 5 years for 2011, 2010 and 2009. The weighted average grant date fair value of options granted in 2011, 2010 and 2009 was $8.76, $10.38 and $6.98, respectively.

For the years ended December 31, 2011, 2010 and 2009, the intrinsic value of options exercised was $10.7 million, $5.9 million and $7.1 million, respectively. The grant date fair value of options vested during those same periods was $4.0 million, $3.5 million and $3.7 million, respectively.

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

The following table summarizes changes in outstanding SARs:

	2011	2010	2009
SARs outstanding, January 1	111,048	78,512	56,012
Granted	63,024	36,255	22,500
Exercised	(7,685)	(3,719)	-
Forfeited	(4,281)	-	-
SARs outstanding, December 31	162,106	111,048	78,512
SARs exercisable, December 31	58,900	41,439	24,861

Weighted Average Exercise Price	2011	2010	2009
SARs outstanding, January 1	$39.74	$38.04	$40.43
Granted	41.13	42.68	32.09
Exercised	39.15	32.50	-
Forfeited	40.85	-	-
SARs outstanding, December 31	40.28	39.74	38.04
SARs exercisable, December 31	$39.72	$39.16	$39.22

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding PVS awards:

	2011	2010	2009
Non-vested PVS awards, January 1	347,550	327,498	330,458
Granted at target level	101,099	123,068	125,600
Adjustments above/(below) target	(58,175)	(48,364)	(5,112)
Vested and converted	(51,756)	(50,337)	(80,083)
Forfeited	(10,199)	(4,315)	(43,365)
Non-vested PVS awards, December 31	328,519	347,550	327,498

Weighted Average Grant Date Fair Value	2011	2010	2009
Non-vested PVS awards, January 1	$39.21	$39.63	$40.62
Granted at target level	40.85	42.34	32.12
Adjustments above/(below) target	41.95	44.99	32.69
Vested and converted	40.85	38.22	32.69
Forfeited	38.46	37.61	39.10
Non-vested PVS awards, December 31	$38.77	$39.21	$39.63

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee’s targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2011, 2010 and 2009 was $40.85, $42.34 and $32.12, respectively. We expect that the PVS awards will vest at 60% of their target award amounts, converting to 209,848 shares to be issued over an average remaining term of 1.4 years.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding PVU awards:

	2011	2010	2009
Non-vested PVU awards, January 1	23,420	20,792	19,346
Granted at target level	13,442	7,697	7,200
Adjustments above/(below) target	(4,165)	(2,484)	(345)
Vested and converted	(3,963)	(2,585)	(5,409)
Forfeited	(1,718)	-	-
Non-vested PVU awards, December 31	27,286	23,420	20,792

Weighted Average Grant Date Fair Value	2011	2010	2009
Non-vested PVU awards, January 1	$38.94	$39.17	$39.85
Granted at target level	41.11	42.30	32.09
Adjustments above/(below) target	41.05	38.22	32.59
Vested and converted	40.85	38.22	32.59
Forfeited	37.55	-	-
Non-vested PVU awards, December 31	$39.30	$38.94	$39.17

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25 thousand in any one calendar year. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year). Purchases under the ESPP were 55,388 shares, 56,608 shares and 58,606 shares for the years 2011, 2010 and 2009, respectively.  At December 31, 2011, there were approximately 2.2 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the conversion of compensation into deferred stock units. As of December 31, 2011, the two deferred compensation plans held a total of 180,373 deferred stock units, which, due to their cash settlement feature, are recorded within other long-term liabilities. The liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 85,782 deferred stock awards.

Management Incentive Plan

Under our management incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 1,900 shares, 1,400 shares and 3,700 shares in 2011, 2010 and 2009, respectively. Incentive stock forfeitures of 1,400 shares, 50 shares and 400 shares occurred in 2011, 2010 and 2009, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $40.85 per share granted in 2011, $38.22 per share granted in 2010 and $32.09 per share granted in 2009.

Note 16: Commitments and Contingencies

At December 31, 2011, we were obligated under various operating lease agreements with terms ranging from one month to 20 years. Net rental expense in 2011, 2010 and 2009 was $11.4 million, $10.2 million and $12.9 million, respectively, and is net of sublease income of $0.8 million, $0.7 million and $0.7 million, respectively.

At December 31, 2011, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2012	$12.2
2013	6.3
2014	5.6
2015	4.1
2016	3.5
Thereafter	17.6
Total	49.3
Less sublease income	0.4
$48.9

At December 31, 2011, outstanding unconditional contractual commitments for the purchase of raw materials, utilities and equipment amounted to $21.7 million, of which, $13.8 million is due to be paid in 2012.

In 2011, we entered into an agreement for the construction and development of our new corporate office and research building. The estimated purchase price of the building, under this agreement, is $36.3 million. The actual purchase price will be based on construction and development costs incurred. Payment is due for the portion of the building covered by this contract upon final settlement, which is expected to occur by early 2013. In addition to this amount, we also expect to directly incur $24.6 million in capital expenditures related to the building over the next twelve months.

We have letters of credit totaling $3.3 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $9.2 million at December 31, 2011, of which $5.2 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

During 2009, we enrolled in a tax amnesty program offered by the Brazilian government which provided for reduced penalties and interest on certain of our tax obligations. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2011 related to these matters and adjusted for expected amnesty benefits, was $7.8 million.

Note 17: New Accounting Standards

Recently Adopted Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to report components of other comprehensive income as part of the statement of equity. This guidance is effective for reporting periods beginning on or after December 15, 2011. In December 2011, the FASB issued updated guidance allowing entities to continue to report reclassifications of items out of accumulated other comprehensive income consistent with previous presentation requirements, but no other requirements included within the June 2011 guidance were affected. We were in compliance with this guidance as of December 31, 2011.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2012

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2011
Net sales	$295.4	$307.9	$293.6	$295.4	$1,192.3
Gross profit	88.0	84.6	81.4	85.3	339.3
Net income	$19.6	$20.1	$16.9	$18.9	$75.5

Net income per share:
Basic	$0.59	$0.60	$0.50	$0.56	$2.24
Diluted	$0.56	$0.57	$0.49	$0.54	$2.16

2010
Net sales	$274.7	$281.8	$271.4	$276.8	$1,104.7
Gross profit	82.2	83.2	74.7	78.0	318.1
Net income	$19.8	$21.7	$17.8	$6.0	$65.3

Net income per share:
Basic	$0.60	$0.65	$0.53	$0.18	$1.96
Diluted	$0.57	$0.62	$0.51	$0.18	$1.89

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)
First quarter 2011 net income included $1.3 million of restructuring and related charges ($0.04 per diluted share).  Net income for the first quarter of 2010 included restructuring and related charges of $0.4 million ($0.01 per diluted share).

(2)
Net income for the second quarter of 2011 included special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.3 million ($0.04 per diluted share) and restructuring and related charges of $0.9 million ($0.02 per diluted share), offset by $0.6 million ($0.01 per diluted share) of income from the reduction of acquisition-related contingencies. Second quarter 2010 net income included $0.2 million ($0.01 per diluted share) of restructuring and related charges and $0.5 million ($0.01 per diluted share) of discrete tax items.

(3)
Third quarter 2011 net income included restructuring and related charges of $0.6 million ($0.02 per diluted share), $0.7 million ($0.02 per diluted share) of discrete tax items and $0.2 million related to an increase in acquisition-related contingencies. Net income for the third quarter of 2010 included $1.6 million ($0.04 per diluted share) of income from the reduction of acquisition-related contingencies and $0.5 million ($0.01 per diluted share) of discrete tax benefits, offset by $0.2 million of restructuring and related charges.

(4)
Net income for the fourth quarter of 2011 included $0.7 million ($0.02 per diluted share) of restructuring charges, $0.5 million ($0.01 per diluted share) of special separation benefits related to the retirement of our former President and Chief Operating Officer, $0.6 million ($0.02 per diluted share) of discrete tax items and $0.1 million related to an increase in acquisition-related contingencies. Fourth quarter 2010 net income included $9.4 million of restructuring, impairment and related charges ($0.27 per diluted share) and discrete tax benefits of $1.1 million ($0.03 per diluted share).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

During the fourth quarter ended December 31, 2011, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors is incorporated by reference from the discussion under the heading Proposal 1 – Election of Directors in our 2012 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance Matters – Code of Business Conduct in our 2012 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Matters – 2013 Shareholder Proposals or Nominations included in our 2013 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Board of Director and Committees of the Board – Board Committees – Audit Committee in our 2012 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2011 Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information about director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors and Executive Compensation in our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from the discussion under the headings Security Ownership of Management and Certain Beneficial Owners in our 2012 Proxy Statement.

Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2011. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico, Inc. Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,321,781	(1)	$35.79	(2)	6,908,480	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	3,321,781		$35.79		6,908,480

(1)
Includes 22,088 deferred stock-equivalent units granted  to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors, and no stock options or restricted performance share units have been granted under the 2011 Omnibus Incentive Compensation Plan.  Includes 1,696,811 outstanding stock options, 328,519 unvested restricted performance share units and 63,694 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Includes 1,163,919 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007), 28,500 outstanding stock options under the 1998 Key Employee Incentive Compensation Plan and 18,250 outstanding options under the 1999 Non-Qualified Stock Option Plan for Non-Employee Directors (which were both terminated in 2004). The average term of remaining options granted is 6.1 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant.  The restricted performance share unit payouts were at 43.3%, 51.0%, 94.0% in 2011, 2010 and 2009, respectively.  The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 2,190,193 shares reserved under the Company’s Employee Stock Purchase Plan and 4,718,287 shares remaining available for issuance under the 2011 Omnibus Incentive Compensation Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 775,970. This number of shares is calculated by multiplying the 611 share per offering period per participant limit by 1,270, the number of current participants in the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by this Item is incorporated by reference from the discussion under the heading Policy on Review of Related Person Transactions in our 2012 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance Matters – Director Independence in our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information about the fees for professional services rendered by our independent auditors in 2011 and 2010 is incorporated by reference from the discussion under the heading Services Provided by the Independent Auditor and Fees Paid – Fees Paid to PricewaterhouseCoopers LLP in our 2012 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2012 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2011
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.9	$(0.2)	$(5.4)	$19.3
Allowance for doubtful accounts receivable	0.5	(0.1)	(0.1)	0.3
Total allowances deducted from assets	$25.4	$(0.3)	$(5.5)	$19.6

For the year ended December 31, 2010
Allowances deducted from assets
Deferred tax asset valuation allowance	$24.3	$0.8	$(0.2)	$24.9
Allowance for doubtful accounts receivable	0.7	(0.2)	-	0.5
Total allowances deducted from assets	$25.0	$0.6	$(0.2)	$25.4

For the year ended December 31, 2009
Allowances deducted from assets
Deferred tax asset valuation allowance	$23.4	$0.4	$0.5	$24.3
Allowance for doubtful accounts receivable	0.7	(0.2)	0.2	0.7
Total allowances deducted from assets	$24.1	$0.2	$0.7	$25.0

__________________________
(1)	Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 29, 2012
Donald E. Morel, Jr., Ph.D	of the Board, (Principal Executive Officer)

/s/ Daniel Malone	Vice President and Corporate Controller	February 29, 2012
Daniel Malone	(Principal Accounting Officer)

/s/ William J. Federici	Vice President and Chief Financial Officer	February 29, 2012
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 21, 2012
Mark A. Buthman*

________________	Director
William F. Feehery

/s/ Thomas W. Hofmann	Director	February 21, 2012
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 21, 2012
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 21, 2012
Paula A. Johnson*

/s/ Douglas A. Michels	Director	February 21, 2012
Douglas A. Michels*

/s/ John H. Weiland	Director	February 21, 2012
John H. Weiland*

/s/ Anthony Welters	Director	February 21, 2012
Anthony Welters*

/s/ Robert C. Young	Director	February 21, 2012
Robert C. Young*

/s/ Patrick J. Zenner	Director	February 21, 2012
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.

3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.

3.3	Our Bylaws, as amended effective October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.

4.1	Form of stock certificate for common stock is incorporated by reference from our 1998 10-K report.

4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.

4.3	Article I and V of our Bylaws, as amended through October 14, 2008, are incorporated by reference from our Form 8-K dated October 20, 2008.

4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.

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

Exhibit Number	Description
10.10 (2)
Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008, is incorporated by reference from our 2008 10-K report.

10.11 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.

10.12 (2)	Change-in-Control Agreement, dated as of January 21, 2011, between us and Jeffrey C. Hunt.

10.13 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, is incorporated by reference from our 2007 10-K report.

10.14 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.

10.15 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.

10.16 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.

10.17 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.

10.18 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.19 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.20 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.

10.21 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.

10.22 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.

10.23 (2)	West Pharmaceutical Services, Inc. 2011 Omnibus Incentive Compensation Plan is incorporated by reference from our Form 8-K filed on May 6, 2011.

10.24 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated May 4, 2007.

10.25 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Exhibit Number	Description
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

10.29 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.30 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.31 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

10.32 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.33 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.34 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

10.35 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.36 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.37 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.38 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.39 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.

10.40 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.41 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

Exhibit Number	Description
10.42 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.

10.43 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.

10.44
Credit Agreement, dated June 3, 2011, by and among us, certain of our subsidiaries, several banks and other financial institutions from time to time parties thereto (the “Lenders”) and PNC Bank, National Association, as administrative agent for the Lenders.

10.45
Security Agreement, dated June 3, 2011, by and among us, the subsidiaries of the Company listed on the signature pages thereto and PNC Bank, National Association, as administrative agent, for the holders of the Obligations.

10.46
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

10.47
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

10.48 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.

10.49 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.50 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.

10.51	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.

10.52 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.

10.53 (3)
Global Supply Agreement by and between ExxonMobil Chemical Company and us, entered into on July 28, 2011, and effective from January 1, 2011 through December 31, 2013 is incorporated by reference from our Form 8-K report filed on July 1, 2011.

Exhibit Number	Description
10.54 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.

10.55 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.

10.56 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.57	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.

10.58	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Powers of Attorney.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.

**	To be furnished by amendment on Form 10-K/A.