Form 10-K/A
period 2011-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2012-03-01
CIK 105770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”).

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the XBRL Exhibit attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

See Index to Exhibits on pages F-1 through F-5 of this Report.

2

SIGNATURE

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

March 1, 2012

3

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

Exhibit Number	Description
10.54 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.

10.55 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.

10.56 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.

10.57	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.

10.58	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Powers of Attorney.

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Filed herewith.
**	Furnished herewith.