Form 10-Q
period 2012-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2012-05-04
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 33,874,665 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$316.3	$295.4
Cost of goods and services sold	215.2	207.4
Gross profit	101.1	88.0
Research and development	8.3	6.9
Selling, general and administrative expenses	51.3	50.6
Restructuring and other items (Note 2)	(0.2)	1.7
Operating profit	41.7	28.8
Interest expense	4.3	4.7
Interest income	(0.4)	(0.2)
Income before income taxes	37.8	24.3
Income tax expense	9.8	6.1
Equity in net income of affiliated companies	1.2	1.4
Net income	$29.2	$19.6

Net income per share:
Basic	$0.86	$0.59
Diluted	$0.81	$0.56

Weighted average shares outstanding:
Basic	33.9	33.4
Diluted	37.1	36.8

Dividends declared per share	$0.18	$0.17

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$29.2	$19.6
Other comprehensive income, net of tax for 2012 and 2011, respectively:
Foreign currency translation adjustments	12.2	21.4
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during period, net of tax of $(0.1) and $(0.2)	(0.3)	(0.5)
Less: amortization of actuarial loss, net of tax of $0.8 and $0.5	1.3	0.7
Less: amortization of prior service credit, net of tax of $(0.2) and $(0.1)	(0.2)	(0.3)
Net losses on derivatives, net of tax of $0 and $(0.3)	-	(0.8)
Other comprehensive income, net of tax	13.0	20.5
Comprehensive income	$42.2	$40.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash, including cash equivalents	$100.2	$91.8
Short-term investments	26.4	26.5
Accounts receivable, net	176.0	147.2
Inventories	158.2	151.8
Deferred income taxes	7.5	7.9
Other current assets	34.5	46.8
Total current assets	502.8	472.0
Property, plant and equipment	1,184.9	1,136.8
Less accumulated depreciation and amortization	565.7	543.2
Property, plant and equipment, net	619.2	593.6
Investments in affiliated companies	58.3	56.2
Goodwill	112.7	111.5
Deferred income taxes	84.4	85.1
Intangible assets, net	51.2	52.0
Other noncurrent assets	28.7	28.7
Total Assets	$1,457.3	$1,399.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$86.5	$50.1
Accounts payable	82.7	89.8
Pension and other postretirement benefits	2.3	2.3
Accrued salaries, wages and benefits	37.1	45.0
Income taxes payable	13.3	7.8
Taxes other than income	11.3	9.5
Other current liabilities	69.2	38.7
Total current liabilities	302.4	243.2
Long-term debt	294.9	299.3
Deferred income taxes	20.6	21.6
Pension and other postretirement benefits	111.3	126.0
Other long-term liabilities	33.4	54.1
Total Liabilities	762.6	744.2

Commitments and contingencies (Note 12)

Total Equity	694.7	654.9
Total Liabilities and Equity	$1,457.3	$1,399.1

See accompanying notes to condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
         West Pharmaceutical Services, Inc. and Subsidiaries
         (In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	34.3	$8.6	$76.3	(0.6)	$(23.0)	$664.5	$(71.5)	$654.9
Net income						29.2		29.2
Stock-based compensation			2.2					2.2
Shares issued under stock plans			(3.5)	0.1	5.3			1.8
Shares repurchased for employee tax withholdings					(0.6)			(0.6)
Excess tax benefit from employee stock plans			0.3					0.3
Dividends declared						(6.1)		(6.1)
Other comprehensive income, net of tax							13.0	13.0
Balance, March 31, 2012	34.3	$8.6	$75.3	(0.5)	$(18.3)	$687.6	$(58.5)	$694.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$29.2	$19.6
Depreciation	17.5	18.3
Amortization	1.1	1.2
Other non-cash items, net	2.1	2.1
Changes in assets and liabilities	(36.1)	(31.7)
Net cash provided by operating activities	13.8	9.5

Cash flows from investing activities:
Capital expenditures	(32.4)	(19.4)
Acquisition of patents and other long-term assets	-	(0.4)
Sales (purchases) of short-term investments, net	0.2	(9.6)
Other, net	0.3	0.3
Net cash used in investing activities	(31.9)	(29.1)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	29.3	6.0
Changes in other debt	(0.1)	(0.3)
Dividend payments	(6.1)	(5.4)
Excess tax benefit from employee stock plans	0.3	1.2
Shares repurchased for employee tax withholdings	(0.6)	(2.1)
Issuance of common stock from treasury	1.4	0.7
Net cash provided by financing activities	24.2	0.1

Effect of exchange rates on cash	2.3	3.9
Net increase (decrease) in cash and cash equivalents	8.4	(15.6)

Cash, including cash equivalents at beginning of period	91.8	110.2
Cash, including cash equivalents at end of period	$100.2	$94.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2012 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Restructuring and related charges:
Severance and post-employment benefits	$-	$1.5
Impairments and asset write-offs	0.2	0.2
Other restructuring charges	0.2	0.2
Total restructuring and related charges	0.4	1.9

Acquisition-related contingencies	0.2	-
Foreign exchange and other	(0.8)	(0.2)
Total restructuring and other items	$(0.2)	$1.7

Restructuring and Related Charges

During the three months ended March 31, 2012 and 2011, we incurred restructuring and related charges of $0.4 million and $1.9 million, respectively, associated with the restructuring plan announced in December 2010. Charges incurred under this plan consist of costs associated with the 2011 closure of a plant in the United States and a reduction of operations at a manufacturing facility in England. We currently expect to incur additional charges related to the plan of approximately $1.6 million during the remainder of 2012, which consist of approximately $1.2 million in cash expenditures for severance and costs associated with the plant closure and fixed asset relocation, and approximately $0.4 million in non-cash asset impairment and disposal charges.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2011	$6.2	$0.6	$6.8
Charges	-	0.4	0.4
Cash payments	(0.9)	(0.4)	(1.3)
Non-cash adjustment	-	(0.2)	(0.2)
Balance, March 31, 2012	$5.3	$0.4	$5.7

Other Items

The liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system increased by $0.2 million during the three months ended March 31, 2012, due to accretion expense.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three months ended March 31, 2012, our effective tax rate was 26.1% compared with 24.9% for the same period in 2011. During the first quarter of 2012, we recorded a discrete tax charge of $0.3 million due to the reduction of deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the three months ended March 31, 2011, we recorded a discrete tax charge of $0.2 million, resulting from the impact of changes in tax laws in certain foreign tax jurisdictions on our deferred tax balances.

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

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.5 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively.

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

Interest Rate Risk

On February 25, 2011, we exercised an option to purchase our new corporate office and research building. In connection with this, we expect that, during the first quarter of 2013, we will borrow $43.0 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

In addition, we have two interest rate swap agreements outstanding as of March 31, 2012, that are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note maturing July 28, 2012 (“Series A Note”) and our $25.0 million note maturing July 28, 2015 (“Series B Note”). Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

As described in more detail below, during the first quarter of 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of March 31, 2012, there were nine monthly contracts outstanding at ¥110.6 million ($1.4 million) each, for an aggregate notional amount of ¥995.4 ($12.6 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of March 31, 2012, there were nine monthly contracts outstanding at $1.0 million each, for an aggregate notional amount of $9.3 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted JPY denominated inventory purchases made by certain European subsidiaries. As of March 31, 2012, there were nine monthly contracts outstanding at ¥52.7 million each ($0.6 million), for an aggregate notional amount of ¥474.7 million ($5.7 million).

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $8.3 million pre-tax ($5.1 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2012. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At March 31, 2012, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.7 million pre-tax ($0.4 million after tax) which was also included within accumulated other comprehensive loss.

Commodity Price Risk

Many of our Packaging Systems products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to fluctuations in crude oil prices. The following economic hedges did not qualify for hedge accounting treatment since they did not meet the highly effective requirement at inception.

In January 2011, we purchased a series of call options for a total of 77,900 barrels of crude oil, intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of May through November 2011. These option contracts allowed us to benefit from a decline in crude oil prices, as there was no downward exposure other than the $0.5 million premium that we paid to purchase the contracts.

During the three months ended March 31, 2011, a gain of $0.9 million was recorded in cost of goods and services sold related to these call options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2012 and December 31, 2011.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the three months ended March 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$-	$(0.3)	$-	$-	Net sales
Foreign currency hedge contracts	(0.3)	(0.7)	-	-	Cost of goods and services sold
Interest rate swap contracts	(0.4)	(0.6)	0.8	0.8	Interest expense
Total	$(0.7)	$(1.6)	$0.8	$0.8
Net Investment Hedges:
Foreign currency-denominated debt	$(0.8)	$(4.1)	$-	$-	Foreign exchange and other
Total	$(0.8)	$(4.1)	$-	$-

For the three months ended March 31, 2012 and 2011, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, certain of our financial assets and liabilities:
	Balance at	Basis of Fair Value Measurements
	March 31,
($ in millions)	2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.4	$26.4	$-	$-
Deferred compensation assets	3.6	3.6	-	-
	$30.0	$30.0	$-	$-
Liabilities:
Contingent consideration	$2.3	$-	$-	$2.3
Deferred compensation liabilities	5.4	5.4	-	-
Foreign currency contracts	0.5	-	0.5	-
Interest rate swap contracts	8.2	-	8.2	-
Long-term debt	289.5	-	289.5	-
	$305.9	$5.4	$298.2	$2.3

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.5	$26.5	$-	$-
Deferred compensation assets	3.3	3.3	-	-
	$29.8	$29.8	$-	$-
Liabilities:
Contingent consideration	$2.1	$-	$-	$2.1
Deferred compensation liabilities	4.6	4.6	-	-
Interest rate swap contracts	8.8	-	8.8	-
	$15.5	$4.6	$8.8	$2.1

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other current assets and are also valued using a market approach based on quoted market prices in an active market.

The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of our foreign currency contracts is included within other current liabilities and is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of these obligations are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the discount rate and the actuarial adjustment factor used in our calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2011	$2.1
Increase in fair value recorded in earnings	0.2
Balance, March 31, 2012	$2.3

Refer to Note 2, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount and estimated fair value of long-term debt was $294.9 million and $289.5 million, respectively, at March 31, 2012, and $299.3 million and $279.2 million, respectively, at December 31, 2011.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	March 31,	December 31,
($ in millions)	2012	2011
Finished goods	$69.2	$67.1
Work in process	22.5	19.6
Raw materials	66.5	65.1
	$158.2	$151.8

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

	March 31,	December 31,
($ in millions)	2012	2011
Revolving credit facility, due 2014	$35.4	$6.4
Series A floating rate notes, due 2012	50.0	50.0
Series B floating rate notes, due 2015	25.0	25.0
Euro note A, due 2013	27.1	26.3
Euro note B, due 2016	81.3	79.0
Convertible debt, due 2047	161.5	161.5
Term loan, due 2014	0.2	0.2
Capital leases, due through 2016	0.9	1.0
	381.4	349.4
Less: current portion of long-term debt	(86.5)	(50.1)
	$294.9	$299.3

Please refer to Note 11, Debt, to the consolidated financial statements in our 2011 Annual Report for additional details regarding our debt agreements.

At March 31, 2012, we had $35.4 million in outstanding borrowings under our $225.0 million revolving credit facility, of which $9.3 million was classified as short-term based upon our intent to repay this portion within the next twelve months. Borrowings of $26.1 million were classified as long-term based upon our intent and ability to continue the loans beyond one year.

In addition, during the first quarter of 2012, we reclassified our €20.4 million ($27.1 million) Euro note A due February 2013 from long-term debt to notes payable and other current debt, as it is expected to be funded within the next twelve months.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Net income, as reported, for basic net income per share	$29.2	$19.6
Plus: interest expense on convertible debt, net of tax	1.1	1.1
Net income for diluted net income per share	$30.3	$20.7

Weighted average common shares outstanding	33.9	33.4
Assumed stock options exercised and awards vested, based on the treasury stock method	0.3	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.9	2.9
Weighted average shares assuming dilution	37.1	36.8

Options to purchase 1.9 million and 1.4 million shares of our common stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because their impact was antidilutive.

Note 9:  Stock-Based Compensation

At March 31, 2012, there were 4,055,643 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

In the first quarter of 2012, we granted 545,085 stock options at a weighted average exercise price of $42.44 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $7.93 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.92%; expected life of 6 years based on prior experience; stock volatility of 23.3% based on historical data; and a dividend yield of 1.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the first quarter of 2012, we granted 101,857 performance-vesting share (“PVS”) awards at a grant-date fair value of $42.44 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $3.2 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
Service cost	$2.3	$2.4	$0.3	$0.3	$2.6	$2.7
Interest cost	3.9	4.0	0.3	0.3	4.2	4.3
Expected return on assets	(4.1)	(4.0)	-	-	(4.1)	(4.0)
Amortization of prior service credit	(0.4)	(0.4)	-	-	(0.4)	(0.4)
Recognized actuarial losses	2.1	1.5	-	-	2.1	1.5
Net periodic benefit cost	$3.8	$3.5	$0.6	$0.6	$4.4	$4.1

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
U.S. plans	$3.2	$2.7	$0.6	$0.6	$3.8	$3.3
International plans	0.6	0.8	-	-	0.6	0.8
Net periodic benefit cost	$3.8	$3.5	$0.6	$0.6	$4.4	$4.1

During the first quarter of 2012, we contributed $17.2 million to the U.S. qualified pension plan.

Note 11:  Segment Information

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

Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items.

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Net sales:
Packaging Systems	$235.7	$215.8
Delivery Systems	80.7	80.5
Intersegment sales	(0.1)	(0.9)
Total net sales	$316.3	$295.4

Operating profit:
Packaging Systems	$53.6	$42.0
Delivery Systems	2.3	1.8
Corporate	(13.6)	(13.1)
Other unallocated items	(0.6)	(1.9)
Total operating profit	$41.7	$28.8
Interest expense	4.3	4.7
Interest income	(0.4)	(0.2)
Income before income taxes	$37.8	$24.3

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Note 12:  Commitments and Contingencies

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

There have been no significant changes to the commitments and contingencies included in our 2011 Annual Report.

Note 13:  New Accounting Standards

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for us as of January 1, 2012 and will be considered when performing our annual goodwill impairment test. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. We adopted this guidance as of January 1, 2012, on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.  Please refer to Note 5, Fair Value Measurements, for additional details.

Note 14:  Subsequent Event

On April 27, 2012, we entered into a senior unsecured, multi-currency revolving credit facility agreement (the “New Credit Agreement”) that replaced our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2011 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2011 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Throughout this section, references to “Notes” refer to the footnotes to our condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, unless otherwise indicated.

Our Operations

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

First Quarter 2012 Financial Performance Highlights

•	Net sales were $316.3 million, an increase of 7.1% from the same period in 2011.

•	Gross profit was $101.1 million, an increase of 14.8% from the same period in 2011, and our gross margin increased by 2.1 percentage points.

•	Operating profit was $41.7 million, an increase of 44.8% from the same period in 2011.

•	Net income was $29.2 million, an increase of 49.0% from the same period in 2011.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended March 31, 2012, as compared to the same period in 2011. The overall sales growth was primarily the result of broad-based increases in pharmaceutical packaging sales, benefiting from an improving sales mix on modest volume increases and pricing actions. Net sales originating in the United States were $142.2 million, an increase of 6.0% from the same period in 2011, reflecting higher domestic demand for pharmaceutical packaging components. Net sales generated outside of the United States were $174.1 million, an increase of 8.0% from the same period in 2011, which reflected higher demand in Europe and continued growth in the Asia-Pacific region. Excluding the unfavorable effects from currency translation, our non-U.S. net sales increased 11.7% and our consolidated net sales increased 9.1% from the same period in 2011.

Gross profit increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a favorable mix of products and sales volume, as well as sales price increases, all of which were partially offset by the impact of increased raw material costs and wage and benefit increases.

Operating profit improved during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the increase in gross profit described above and a decrease in restructuring and other items, both of which were partially offset by an increase in R&D costs.

Net income increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the increase in operating profit described above and a decrease in interest expense, net, both of which were partially offset by an increase in income tax expense.

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

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Packaging Systems	$235.7	$215.8
Delivery Systems	80.7	80.5
Intersegment sales	(0.1)	(0.9)
Consolidated net sales	$316.3	$295.4

Consolidated net sales increased by $20.9 million, or 7.1%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $6.0 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2012 increased by $26.9 million, or 9.1%, as compared to the same period in 2011. The sales growth was primarily the result of broad-based increases in pharmaceutical packaging sales, benefiting from an improving sales mix on modest volume increases and pricing actions. A favorable mix of products and sales volume contributed 6.6 percentage points of the increase and sales price increases contributed 2.5 percentage points of the increase.

Packaging Systems – Packaging Systems’ net sales increased by $19.9 million, or 9.2%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $5.2 million. Excluding foreign exchange effects, net sales for the three months ended March 31, 2012 increased by $25.1 million, or 11.6%, as compared to the same period in 2011. A favorable mix of products and sales volume, particularly increased sales volume in Europe, contributed 8.4 percentage points of the increase, and sales price increases contributed 3.2 percentage points of the increase. During the three months ended March 31, 2012, there continued to be strong growth in sales of our high-value pharmaceutical packaging products, including the Envision™ line of vision-inspected components, Westar®-processed and coated closures, Daikyo and Daikyo RSV (ready-to-sterilize validated) products, and FluroTec™-coated closures.

Delivery Systems – Delivery Systems’ net sales increased by $0.2 million, or 0.3%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.8 million. Excluding foreign exchange effects, net sales for the three months ended March 31, 2012 increased by $1.0 million, or 1.3%, as compared to the same period in 2011. A favorable mix of products and sales volume, particularly increased sales of our proprietary products, contributed 0.5 percentage points of the increase, and sales price increases contributed 0.8 percentage points of the increase. During the three months ended March 31, 2012, sales of the eris™ safety syringe system, our drug reconstitution devices, and the SmartDose™ electronic patch injector system increased, as compared to the same period in 2011, while Daikyo Crystal Zenith® (“CZ”) and consumer product sales decreased.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Packaging Systems:
Gross profit	$85.2	$73.2
Gross margin	36.1%	33.9%
Delivery Systems:
Gross profit	$15.9	$14.8
Gross margin	19.7%	18.4%
Consolidated gross profit	$101.1	$88.0
Consolidated gross margin	31.9%	29.8%

Consolidated gross profit increased by $13.1 million, or 14.8%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $1.8 million. Consolidated gross margin increased by 2.1 percentage points for the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales volume, and sales price increases, all of which increased the consolidated gross margin by 4.1 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 1.2 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 0.8 percentage points.

Packaging Systems – Packaging Systems’ gross profit increased by $12.0 million, or 16.4%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $1.7 million. Packaging Systems’ gross margin increased by 2.2 percentage points for the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales volume, particularly increased sales volume in Europe, and sales price increases, all of which increased Packaging Systems’ gross margin by 4.8 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.7 percentage points and 0.9 percentage points, respectively.

Delivery Systems – Delivery Systems’ gross profit increased by $1.1 million, or 7.4%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.1 million. Delivery Systems’ gross margin increased by 1.3 percentage points, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales volume, particularly increased sales of our proprietary products, and sales price increases, all of which increased Delivery Systems’ gross margin by 1.3 percentage points. Improved production efficiencies also increased Delivery Systems’ gross margin by 0.9 percentage points. All of these favorable items were partially offset by the impact of wage, benefit and other cost increases, which reduced Delivery Systems’ gross margin by 0.9 percentage points.

Research and Development (“R&D”) Costs

	Three Months Ended
	March 31,
($ in millions)	2012	2011
R&D costs	$8.3	$6.9

R&D costs increased by $1.4 million, or 20.3%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily as a result of development work on the SmartDose™ electronic patch injector system and CZ technology.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended
	March 31,
($ in millions)	2012	2011
SG&A costs	$51.3	$50.6
SG&A as a % of net sales	16.2%	17.1%

SG&A costs increased by $0.7 million, or 1.4%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to increases in U.S. pension expense, compensation and information technology costs, all of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $0.5 million.

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

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Segments	$(0.8)	$(0.2)
Corporate and other unallocated items:
Corporate	-	-
Restructuring and related charges	0.4	1.9
Acquisition-related contingencies	0.2	-
Restructuring and other items	$(0.2)	$1.7

The majority of the segments’ other income for all periods presented was attributable to foreign exchange transaction gains experienced by our subsidiaries on non-functional currency trade obligations and other income.

Restructuring and related charges - During the three months ended March 31, 2012 and 2011, we incurred restructuring and related charges of $0.4 million and $1.9 million, respectively, associated with the restructuring plan announced in December 2010. Charges incurred during the three months ended March 31, 2012 were primarily facility closure costs associated with the 2011 closure of a plant in the United States and a reduction of operations at a manufacturing facility in England, while charges incurred during the three months ended March 31, 2011 were primarily for employee severance and benefits.  We currently expect to incur additional charges related to the plan of approximately $1.6 million during the remainder of 2012.

Acquisition-related contingencies – The liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system increased by $0.2 million during the three months ended March 31, 2012, due to accretion expense.

See Note 2, Restructuring and Other Items, to our condensed consolidated financial statements for further discussion.

Operating Profit

The following table presents operating profit by reportable segment, corporate and other unallocated costs:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Segments:
Packaging Systems	$53.6	$42.0
Delivery Systems	2.3	1.8
Corporate and other unallocated items:
Corporate	(13.6)	(13.1)
Other unallocated expense	(0.6)	(1.9)
Consolidated operating profit	$41.7	$28.8

Consolidated operating profit increased by $12.9 million, or 44.8%, for the three months ended March 31, 2012, despite an unfavorable foreign exchange impact of $1.3 million. Consolidated operating profit increased for the three months ended March 31, 2012 primarily due to the increase in consolidated gross profit described above and a decrease in restructuring and other items described above, both of which were partially offset by an increase in R&D costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $11.6 million, or 27.6%, for the three months ended March 31, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $1.2 million. Packaging Systems’ operating profit increased during the three months ended March 31, 2012, primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by an increase in SG&A costs.

Delivery Systems – Delivery Systems’ operating profit increased by $0.5 million, or 27.8%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the increase in Delivery Systems’ gross profit described above and a decrease in SG&A costs, both of which were partially offset by an increase in R&D costs due to development work on the SmartDose™ electronic patch injector system and CZ technology.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended
	March 31,
($ in millions)	2012	2011
Interest expense	$4.7	$4.9
Capitalized interest	(0.4)	(0.2)
Interest income	(0.4)	(0.2)
Interest expense, net	$3.9	$4.5

Interest expense, net, decreased by $0.6 million, or 13.3%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to increased capitalized interest resulting from recently-completed or ongoing capital projects and increased interest income due to higher short-term investment balances.

Income Taxes

The provision for income taxes was $9.8 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively, resulting in an effective tax rate of 26.1% and 24.9%, respectively. The increase in the effective tax rate for the three months ended March 31, 2012 primarily reflects the higher level of pretax income and changes in our geographic mix of earnings. During the three months ended March 31, 2012, we recorded a discrete tax charge of $0.3 million due to the reduction of deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the three months ended March 31, 2011, we recorded a discrete tax charge of $0.2 million, resulting from the impact of changes in tax laws in certain foreign tax jurisdictions on our deferred tax balances.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in three companies in Mexico. Equity in net income of affiliated companies decreased by $0.2 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the impact of a tax law change in Japan on Daikyo’s deferred tax balances.

Net Income

Net income for the three months ended March 31, 2012 was $29.2 million, which included restructuring and related charges of $0.3 million (net of $0.1 million in tax), an increase in acquisition-related contingencies of $0.1 million (net of $0.1 million in tax), and a discrete tax charge of $0.3 million. Net income for the three months ended March 31, 2011 was $19.6 million, which included restructuring and related charges of $1.3 million (net of $0.6 million in tax), and a discrete tax charge of $0.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2012	2011
Net cash provided by operating activities	$13.8	$9.5
Net cash used in investing activities	(31.9)	(29.1)
Net cash provided by financing activities	24.2	0.1

Cash Flows from Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2012 was $13.8 million, an increase of $4.3 million from the same period in 2011. Net cash provided by operating activities for the three months ended March 31, 2012 increased primarily due to the increase in net income described above, which was partially offset by a higher level of pension funding and an increase in accounts receivable related to the increase in net sales described above.

Cash Flows from Investing Activities – Net cash used in investing activities for the three months ended March 31, 2012 was $31.9 million, an increase of $2.8 million from the same period in 2011. Net cash used in investing activities for the three months ended March 31, 2012 increased primarily due to a $13.0 million increase in capital spending to $32.4 million for the three months ended March 31, 2012. This increase was partially offset by a $9.8 million change related to short-term investments, as we had net sales of short-term investments of $0.2 million for the three months ended March 31, 2012, as compared to net purchases of $9.6 million in short-term investments for the three months ended March 31, 2011. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and is expected to be completed in late 2012 or early 2013, with final settlement occurring by early 2013, and construction of our new compression-molding plant in China, which is expected to be completed in late 2012.

Cash Flows from Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2012 was $24.2 million, an increase of $24.1 million from the same period in 2011. Net cash provided by financing activities for the three months ended March 31, 2012 increased primarily due to an increase in net revolving credit facility borrowings. These borrowings, along with cash generated from operations, were used to fund working capital needs, capital expenditures, and pension obligations, as well as pay dividends.

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

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$100.2	$91.8
Short-term investments	26.4	26.5
Working capital	200.4	228.8
Total debt	381.4	349.4
Total equity	694.7	654.9
Net debt-to-total invested capital	28.8%	28.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2012 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The balance of cash and cash equivalents increased during the three months ended March 31, 2012, as compared to December 31, 2011, as cash generated from operations and net borrowings from our revolving credit facility were used to fund working capital needs, capital expenditures, and pension obligations, as well as pay dividends. The cash and cash equivalents balance at March 31, 2012 included $94.9 million of cash held by subsidiaries outside of the United States, primarily in Germany, Singapore and Ireland, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at March 31, 2012 decreased by $28.4 million, or 12.4%, during the three months ended March 31, 2012, as compared to December 31, 2011, including an increase of $7.3 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $6.1 million, $23.7 million and $2.0 million, respectively, partially offset by an increase in total current liabilities of $52.8 million. The increased accounts receivable balance was primarily the result of the increase in net sales described above, while the increase in current liabilities was primarily due to reclassification from long-term debt and other long-term liabilities of our Euro note A due February 2013 and our construction and development costs for our new corporate office and research building, both of which are expected to be funded within the next twelve months.

Debt and credit facilities - The $32.0 million increase in total debt at March 31, 2012, as compared to December 31, 2011, resulted from foreign exchange rate fluctuations of $2.7 million and net borrowings of $29.3 million.

Our sources of liquidity include our $225.0 million multi-currency revolving credit facility. At March 31, 2012, we had $35.4 million in outstanding borrowings under this facility, of which $9.3 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $26.1 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. At March 31, 2012, we had $186.3 million of borrowing capacity available under this facility, and we have not experienced any limit on our ability to access this source of funds.

On April 27, 2012, we entered into a senior unsecured, multi-currency revolving credit facility agreement (the “New Credit Agreement”) that replaced our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is determined by our leverage ratio. Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions, and leverage and interest coverage restrictions.

In addition, we entered into a new credit agreement in June 2011 which contains a $50.0 million revolving credit facility. The proceeds of the loans will be used to finance the construction and acquisition of our new corporate office and research building. Construction is expected to be completed by the end of 2012, with final settlement occurring by early 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge. At March 31, 2012, there were no borrowings under this credit facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2012, we were in compliance with all of our debt covenants.

Goodwill and Certain Long-lived Assets

As part of our annual long-range planning process, our sales and marketing teams updated sales projections during the third quarter of 2011, which indicated delays and lower-than-expected demand for our eris™, ConfiDose® and NovaGuard™ product lines. The revised projections triggered an impairment review of the assets associated with these product lines. Our review concluded that the future cash flows associated with these product lines were still expected to exceed the carrying value of the related assets and, therefore, no impairment charge was required. We continued to monitor these product lines during our annual review of goodwill and indefinite-lived intangible assets, and determined that no impairment charge was required for these product lines. At March 31, 2012, our investment in equipment and intangible assets, excluding goodwill, for eris™, ConfiDose® and NovaGuard™ was $14.1 million, $5.8 million and $3.4 million, respectively. During the three months ended March 31, 2012, there was no indication that the carrying value of the assets associated with these product lines may not be recoverable.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2011 Annual Report. During the three months ended March 31, 2012, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations, or the estimated timing of the future cash payments.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2011 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2012, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards, to our condensed consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may, from time-to-time, make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, market position and expenditures.  All statements that address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results — are forward-looking statements.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that, if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see the risk factors disclosed in Item 1A of our 2011 Annual Report and Part II, Item 1A of this Form 10-Q.

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

•
average profitability, or mix, of products sold in any reporting period, including lower-than-expected sales growth of our high-value pharmaceutical packaging products, of CZ products, and of other proprietary safety and administration devices;

•	maintaining or improving production efficiencies and overhead absorption;

•	dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate, Daikyo;

•
the availability and cost of skilled employees required to meet increased production, managerial, research and other needs, including professional employees and persons employed under collective bargaining agreements;

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products as a result of our research and development efforts;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen; and

•	the potential adverse effects of recently-enacted U.S. healthcare legislation on customer demand, product pricing and profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and no other material changes to the information provided in Part II, Item 7A of our 2011 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2011 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2012 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2012	-	$-	-	-
February 1 – 29, 2012	940	42.07	-	-
March 1 – 31, 2012	15,247	42.44	-	-
Total	16,187	$42.42	-	-

(1)
Includes 1,482 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 14,705 shares of common stock acquired from employees who tendered already-owned shares to satisfy withholding tax obligations on the vesting of incentive and restricted stock awards, as part of the 2011 Omnibus Incentive Compensation Plan.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.

Exhibit Number	Description
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1
Credit Agreement, dated April 27, 2012, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on May 3, 2012.

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

May 4, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1
Credit Agreement, dated April 27, 2012, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on May 3, 2012.

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