Form 10-Q
period 2012-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2012-08-06
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 34,034,189 shares of the Registrant’s common stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$324.8	$307.9	$641.1	$603.3
Cost of goods and services sold	226.1	223.3	441.3	430.7
Gross profit	98.7	84.6	199.8	172.6
Research and development	8.2	7.3	16.5	14.2
Selling, general and administrative expenses	54.4	46.4	105.7	97.1
Restructuring and other items (Note 2)	0.5	3.1	0.3	4.8
Operating profit	35.6	27.8	77.3	56.5
Loss on debt extinguishment	11.6	-	11.6	-
Interest expense	4.6	4.6	8.8	9.3
Interest income	0.6	0.3	1.0	0.5
Income before income taxes	20.0	23.5	57.9	47.7
Income tax expense	6.5	5.3	16.4	11.3
Equity in net income of affiliated companies	2.1	1.9	3.3	3.3
Net income	$15.6	$20.1	$44.8	$39.7

Net income per share:
Basic	$0.46	$0.60	$1.32	$1.18
Diluted	$0.45	$0.57	$1.27	$1.13

Weighted average shares outstanding:
Basic	34.0	33.6	33.9	33.5
Diluted	36.6	37.0	36.9	36.9

Dividends declared per share	$0.18	$0.17	$0.36	$0.34

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$15.6	$20.1	$44.8	$39.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29.4)	10.2	(17.2)	31.5
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.8, $0.3, $1.4 and $0.4, respectively	1.5	0.6	2.3	0.5
Net losses on derivatives, net of tax of $(1.5), $(0.4), $(1.5) and $(0.6), respectively	(2.4)	(0.5)	(2.4)	(1.3)
Other comprehensive (loss) income, net of tax	(30.3)	10.3	(17.3)	30.7
Comprehensive (loss) income	$(14.7)	$30.4	$27.5	$70.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash, including cash equivalents	$107.0	$91.8
Short-term investments	25.5	26.5
Accounts receivable, net	185.0	147.2
Inventories	159.2	151.8
Deferred income taxes	7.4	7.9
Other current assets	32.9	46.8
Total current assets	517.0	472.0
Property, plant and equipment	1,185.4	1,136.8
Less accumulated depreciation and amortization	565.1	543.2
Property, plant and equipment, net	620.3	593.6
Investments in affiliated companies	57.5	56.2
Goodwill	110.0	111.5
Deferred income taxes	84.0	85.1
Intangible assets, net	49.5	52.0
Other noncurrent assets	24.5	28.7
Total Assets	$1,462.8	$1,399.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$89.1	$50.1
Accounts payable	85.6	89.8
Pension and other postretirement benefits	2.3	2.3
Accrued salaries, wages and benefits	48.3	45.0
Income taxes payable	14.8	7.8
Taxes other than income	8.5	9.5
Other current liabilities	71.6	38.7
Total current liabilities	320.2	243.2
Long-term debt	296.4	299.3
Deferred income taxes	19.3	21.6
Pension and other postretirement benefits	112.3	126.0
Other long-term liabilities	35.1	54.1
Total Liabilities	783.3	744.2

Commitments and contingencies (Note 12)

Total Equity	679.5	654.9
Total Liabilities and Equity	$1,462.8	$1,399.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	34.3	$8.6	$76.3	(0.6)	$(23.0)	$664.5	$(71.5)	$654.9
Net income						44.8		44.8
Stock-based compensation			4.8					4.8
Shares issued under stock plans			(7.6)	0.3	12.2			4.6
Shares repurchased for employee tax withholdings					(2.2)			(2.2)
Excess tax benefit from employee stock plans			2.1					2.1
Dividends declared						(12.2)		(12.2)
Other comprehensive loss, net of tax							(17.3)	(17.3)
Balance, June 30, 2012	34.3	$8.6	$75.6	(0.3)	$(13.0)	$697.1	$(88.8)	$679.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$44.8	$39.7
Depreciation	35.2	36.5
Amortization	2.2	2.3
Loss on debt extinguishment	11.6	-
Asset impairment charges	3.8	0.7
Other non-cash items, net	4.7	2.7
Changes in assets and liabilities	(36.3)	(32.7)
Net cash provided by operating activities	66.0	49.2

Cash flows from investing activities:
Capital expenditures	(69.4)	(37.8)
Acquisition of patents and other long-term assets	(0.1)	(0.4)
Sales (purchases) of short-term investments, net	1.3	(14.6)
Other, net	0.4	0.6
Net cash used in investing activities	(67.8)	(52.2)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	198.6	6.0
Payment of long-term debt	(165.6)	-
Debt issuance costs	(6.2)	(0.3)
Changes in other debt	(0.1)	(0.5)
Dividend payments	(12.2)	(11.4)
Excess tax benefit from employee stock plans	2.1	3.1
Shares repurchased for employee tax withholdings	(2.2)	(3.5)
Issuance of common stock from treasury	4.0	3.9
Net cash provided by (used in) financing activities	18.4	(2.7)

Effect of exchange rates on cash	(1.4)	5.9
Net increase in cash and cash equivalents	15.2	0.2

Cash, including cash equivalents at beginning of period	91.8	110.2
Cash, including cash equivalents at end of period	$107.0	$110.4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six month periods ended June 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassifications:  Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Restructuring and related charges:
Severance and post-employment benefits	$(0.2)	$0.3	$(0.2)	$1.7
Impairments and asset write-offs	0.3	0.4	0.4	0.7
Other restructuring charges	0.2	0.6	0.5	0.8
Total restructuring and related charges	0.3	1.3	0.7	3.2

Impairment charge	3.4	-	3.4	-
Development income	(3.8)	-	(3.8)	-
Acquisition-related contingencies	0.2	(0.7)	0.4	(0.7)
Special separation benefits	-	2.1	-	2.1
Foreign exchange and other	0.4	0.4	(0.4)	0.2
Total restructuring and other items	$0.5	$3.1	$0.3	$4.8

Restructuring and Related Charges

Total restructuring and related charges incurred during the three and six months ended June 30, 2012 and 2011 were associated with the restructuring plan announced in December 2010. These charges consist of costs associated with the 2011 closure of a plant in the United States and a reduction of operations at a manufacturing facility in England. We currently expect to incur additional charges related to the 2010 plan of approximately $1.2 million during the remainder of 2012, the majority of which represents cash expenditures for severance and other costs to complete the planned actions.

The following table presents activity related to our restructuring obligations during the six months ended June 30, 2012:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2011	$6.2	$0.6	$6.8
Charges	(0.2)	0.9	0.7
Cash payments	(1.7)	(0.8)	(2.5)
Non-cash adjustment	-	(0.4)	(0.4)
Balance, June 30, 2012	$4.3	$0.3	$4.6

Other Items

During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our product lines in our Pharmaceutical Delivery Systems segment (“Delivery Systems”). The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded during the second quarter of 2012. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Development income recorded in the second quarter of 2012 was attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems’ customer.

The liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system (“SmartDose contingent consideration”) increased by $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively, due to accretion expense.

During the second quarter of 2011, we reduced the contingent consideration liability related to the July 2009 acquisition of the eris™ safety syringe system (“eris contingent consideration”) by $0.8 million, bringing the liability to zero at June 30, 2011. Partially offsetting this reduction was accretion expense related to our SmartDose contingent consideration.

In addition, during the second quarter of 2011, we incurred $2.1 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and six months ended June 30, 2012, our effective tax rate was 32.7% and 28.4% respectively, compared with 22.5% and 23.7% for the same periods in 2011. The increase in the effective tax rate for both periods presented primarily reflects changes in our geographic mix of earnings and the nondeductibility of the purchase premium paid related to the extinguishment of our convertible debt. In addition, during the first quarter of 2012, we recorded a discrete tax charge of $0.3 million due to the reduction of deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the six months ended June 30, 2011, we recorded a discrete tax charge of $0.2 million, resulting from the impact of changes in tax laws in certain foreign tax jurisdictions on our deferred tax balances.

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

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.5 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Interest Rate Risk

During the second quarter of 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the 30-60 day period leading up to the issuance date of 10-year fixed-rate debt.  We designated these treasury locks as cash flow hedges. On June 19, 2012, the pricing for our private placement debt (refer to Note 14, Subsequent Events) was finalized and accordingly, we terminated both treasury lock agreements, resulting in a $4.6 million settlement payment made by us. The amounts which are reflected in accumulated other comprehensive income will be expensed over the life of the fixed-rate debt.

In February 2011, we exercised an option to purchase our new corporate office and research building. In connection with this, we expect that, during the first quarter of 2013, we will borrow $43.0 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, we entered into a forward-start interest rate swap with the same notional amount in order to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning January 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

In addition, we have two interest rate swap agreements outstanding as of June 30, 2012, that are designated as cash flow hedges to protect against volatility in the interest rates payable on our $50.0 million note that matured on July 28, 2012 (“Series A Note”) and our $25.0 million note maturing on July 28, 2015 (“Series B Note”). Under both of these swaps, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B notes at 5.32% and 5.51%, respectively.

Foreign Exchange Rate Risk

As described in more detail below, during the first six months of 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of June 30, 2012, there were six monthly contracts outstanding at ¥110.6 million ($1.4 million) each, for an aggregate notional amount of ¥663.6 million ($8.4 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of June 30, 2012, there were six monthly contracts outstanding at approximately $1.0 million each, for an aggregate notional amount of $6.2 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted JPY denominated inventory purchases made by certain European subsidiaries. As of June 30, 2012, there were six monthly contracts outstanding at ¥52.7 million each (approximately $0.7 million), for an aggregate notional amount of ¥316.5 million ($4.0 million).

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $1.5 million pre-tax ($0.9 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2012. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At June 30, 2012, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.9 million pre-tax ($0.5 million after tax) which was also included within accumulated other comprehensive loss.

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

In May 2012, we purchased a series of call options for a total of 45,100 barrels of crude oil, intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through October 2012. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the three and six month periods ended June 30, 2012, a loss of $0.1 million was recorded in cost of goods and services sold related to these outstanding call options. During the three and six month periods ended June 30, 2011, a loss of $0.2 million and a gain of $0.7 million, respectively, was recorded in cost of goods and services sold relating to 2011 crude-oil options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2012 and December 31, 2011.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for Three Months Ended June 30,		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$-	$(0.2)	$-	$0.2	Net sales
Foreign currency hedge contracts	0.6	0.2	-	-	Cost of goods and services sold
Interest rate swap contracts	(1.0)	(1.5)	0.8	0.8	Interest expense
Forward treasury lock	(2.8)	-	-	-	Interest expense
Total	$(3.2)	$(1.5)	$0.8	$1.0
Net Investment Hedges:
Foreign currency-denominated debt	$4.1	$(1.6)	$-	$-	Foreign exchange and other
Total	$4.1	$(1.6)	$-	$-

	Amount of Gain (Loss) Recognized in OCI for Six Months Ended June 30,		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for Six Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$-	$(0.5)	$-	$0.2	Net sales
Foreign currency hedge contracts	0.3	(0.6)	-	-	Cost of goods and services sold
Interest rate swap contracts	(1.4)	(2.0)	1.5	1.6	Interest expense
Forward treasury lock	(2.8)	-	-	-	Interest expense
Total	$(3.9)	$(3.1)	$1.5	$1.8
Net Investment Hedges:
Foreign currency-denominated debt	$2.4	$(5.8)	$-	$-	Foreign exchange and other
Total	$2.4	$(5.8)	$-	$-

For the three and six month periods ended June 30, 2012 and 2011, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, certain of our financial assets and liabilities:

	Balance at	Basis of Fair Value Measurements
	June 30,
($ in millions)	2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$25.5	$25.5	$-	$-
Deferred compensation assets	3.6	3.6	-	-
Foreign currency contracts	0.5	-	0.5	-
	$29.6	$29.1	$0.5	$-
Liabilities:
Contingent consideration	$2.5	$-	$-	$2.5
Deferred compensation liabilities	6.0	6.0	-	-
Interest rate swap contracts	8.6	-	8.6	-
Long-term debt	299.3	-	299.3	-
	$316.4	$6.0	$307.9	$2.5

	Balance at	Basis of Fair Value Measurements
	December 31,
($ in millions)	2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.5	$26.5	$-	$-
Deferred compensation assets	3.3	3.3	-	-
	$29.8	$29.8	$-	$-
Liabilities:
Contingent consideration	$2.1	$-	$-	$2.1
Deferred compensation liabilities	4.6	4.6	-	-
Interest rate swap contracts	8.8	-	8.8	-
Long-term debt	279.2	-	279.2	-
	$294.7	$4.6	$288.0	$2.1

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other current assets and are also valued using a market approach based on quoted market prices in an active market.

The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of our foreign currency contracts is included within other current assets is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e. LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount of long-term debt was $296.4 million and $299.3 million at June 30, 2012 and December 31, 2011, respectively.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the discount rate and the actuarial adjustment factor used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and discount rate used. This could result in an increase to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2011	$2.1
Increase in fair value recorded in earnings	0.4
Balance, June 30, 2012	$2.5

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

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

	June 30,	December 31,
($ in millions)	2012	2011
Finished goods	$65.3	$67.1
Work in process	25.3	19.6
Raw materials	68.6	65.1
	$159.2	$151.8

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

	June 30,	December 31,
($ in millions)	2012	2011
Revolving credit facility, due 2017	$204.9	$-
Revolving credit facility, due 2014	-	6.4
Series A floating rate notes, due 2012	50.0	50.0
Series B floating rate notes, due 2015	25.0	25.0
Euro note A, due 2013	25.4	26.3
Euro note B, due 2016	76.2	79.0
Convertible debt, due 2047	3.1	161.5
Term loan, due 2014	0.2	0.2
Capital leases, due through 2016	0.7	1.0
	385.5	349.4
Less: current portion of long-term debt	89.1	50.1
	$296.4	$299.3

Please refer to Note 11, Debt, to the consolidated financial statements in our 2011 Annual Report for additional details regarding our debt agreements.

During the first quarter of 2012, we reclassified our €20.4 million Euro note A due February 2013 from long-term debt to notes payable and other current debt, as it is expected to be funded within twelve months.

On April 27, 2012, we entered into a senior unsecured, multi-currency revolving credit facility agreement (the “New Credit Agreement”) that replaced our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions. In connection with this agreement, we incurred lender and other third party costs of $1.4 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. In accordance with U.S. GAAP, the remaining $0.8 million of unamortized debt issuance costs associated with the prior credit facility will continue to be amortized over the term of the new facility. At June 30, 2012, we had $204.9 million in outstanding borrowings under this facility, of which $13.6 million was classified as short-term based upon our intent to repay this portion within the next twelve months. Borrowings of $191.3 million were classified as long-term based upon our intent and ability to continue the loans beyond one year.

On June 11, 2012, we repurchased $158.4 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due 2047 (the “Convertible Debentures”), representing 98.06% of the aggregate outstanding principal amount. The purchase price per $1,000 principal amount of the Convertible Debentures was $1,038.91. Following the repurchase, approximately $3.1 million principal amount of Convertible Debentures remained outstanding. During the three and six months ended June 30, 2012, we recognized a loss on debt extinguishment of $11.6 million related to this repurchase, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Net income, as reported, for basic net income per share	$15.6	$20.1	$44.8	$39.7
Plus: interest expense on convertible debt, net of tax	0.8	1.1	1.9	2.1
Net income for diluted net income per share	$16.4	$21.2	$46.7	$41.8
Weighted average common shares outstanding	34.0	33.6	33.9	33.5
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.5	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	2.1	2.9	2.5	2.9
Weighted average shares assuming dilution	36.6	37.0	36.9	36.9

Options to purchase 0.6 million and 1.0 million shares of our common stock for the three months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 1.7 million and 1.2 million antidilutive options outstanding during the six month periods ended June 30, 2012 and 2011, respectively.

Note 9:  Stock-Based Compensation

At June 30, 2012, there were 3,995,034 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

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

Total stock-based compensation expense was $4.3 million and $7.5 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, total stock-based compensation expense was $3.2 million and $6.5 million, respectively, of which $2.1 million related to the retirement of our former President and Chief Operating Officer and was recorded within restructuring and other items for both periods. The remainder of the 2011 balances was recorded within selling, general and administrative expenses.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
Service cost	$2.3	$2.4	$0.4	$0.3	$2.7	$2.7
Interest cost	3.8	4.4	0.2	0.2	4.0	4.6
Expected return on assets	(4.1)	(4.5)	-	-	(4.1)	(4.5)
Amortization of prior service credit	(0.4)	(0.4)	-	-	(0.4)	(0.4)
Recognized actuarial losses	2.2	1.4	-	-	2.2	1.4
Net periodic benefit cost	$3.8	$3.3	$0.6	$0.5	$4.4	$3.8

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
U.S. plans	$3.2	$2.7	$0.6	$0.5	$3.8	$3.2
International plans	0.6	0.6	-	-	0.6	0.6
Net periodic benefit cost	$3.8	$3.3	$0.6	$0.5	$4.4	$3.8

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
Service cost	$4.6	$4.8	$0.7	$0.6	$5.3	$5.4
Interest cost	7.7	7.9	0.5	0.5	8.2	8.4
Expected return on assets	(8.1)	(7.9)	-	-	(8.1)	(7.9)
Amortization of transition obligation	-	0.1	-	-	-	0.1
Amortization of prior service credit	(0.8)	(0.8)	-	-	(0.8)	(0.8)
Recognized actuarial losses	4.3	2.8	-	-	4.3	2.8
Net periodic benefit cost	$7.7	$6.9	$1.2	$1.1	$8.9	$8.0

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
U.S. plans	$6.4	$5.4	$1.2	$1.1	$7.6	$6.5
International plans	1.3	1.5	-	-	1.3	1.5
Net periodic benefit cost	$7.7	$6.9	$1.2	$1.1	$8.9	$8.0

During the first quarter of 2012, we contributed $17.2 million to the U.S. qualified pension plan.

Note 11:  Segment Information

Our business operations are organized into two reportable segments, which are aligned with the underlying markets and customers they serve. Our reportable segments are the Pharmaceutical Packaging Systems segment (“Packaging Systems”) and Delivery Systems. Packaging Systems develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Net sales:
Packaging Systems	$235.8	$222.2	$471.5	$438.0
Delivery Systems	89.2	86.4	169.9	166.9
Intersegment sales	(0.2)	(0.7)	(0.3)	(1.6)
Total net sales	$324.8	$307.9	$641.1	$603.3

Operating profit:
Packaging Systems	$50.5	$38.1	$104.1	$80.1
Delivery Systems	5.5	2.4	7.8	4.2
Corporate	(16.5)	(10.0)	(30.1)	(23.2)
Other unallocated items	(3.9)	(2.7)	(4.5)	(4.6)
Total operating profit	$35.6	$27.8	$77.3	$56.5
Loss on debt extinguishment	11.6	-	11.6	-
Interest expense	4.6	4.6	8.8	9.3
Interest income	0.6	0.3	1.0	0.5
Income before income taxes	$20.0	$23.5	$57.9	$47.7

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the second quarter of 2012, in connection with our repurchase of 98.06% of our Convertible Debentures, we recognized a pre-tax loss on debt extinguishment of $11.6 million, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.  Refer to Note 7, Debt, for additional details.

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

Standards Issued Not Yet Adopted

In July 2012, the FASB issued guidance for the impairment testing of indefinite-lived intangible assets. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management believes that the adoption will not have a material impact on our financial statements.

Note 14:  Subsequent Events

On July 5, 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance have reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed in Note 7, Debt. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increase the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 4, Derivative Financial Instruments, for additional discussion of the related interest rate hedge.

On July 30, 2012, we used a portion of our revolving credit facility to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

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

Second Quarter 2012 Financial Performance Highlights

•	Net sales were $324.8 million, an increase of 5.5% from the same period in 2011.

•	Gross profit was $98.7 million, an increase of 16.7% from the same period in 2011, and our gross margin increased by 2.9 percentage points.

•	Operating profit was $35.6 million, an increase of 28.1% from the same period in 2011.

•	Net income was $15.6 million, a decrease of 22.4% from the same period in 2011.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended June 30, 2012, as compared to the same period in 2011. The overall sales growth was primarily the result of continued increases in pharmaceutical packaging sales due to customer product launches and validation activity. Net sales originating in the United States were $152.7 million, an increase of 8.9% from the same period in 2011, reflecting higher domestic demand for pharmaceutical packaging components. Net sales generated outside of the United States were $172.1 million, an increase of 2.6% from the same period in 2011, which reflected higher demand in Europe and continued growth in the Asia-Pacific region. Excluding the unfavorable effects from currency translation, our non-U.S. net sales increased 13.3% and our consolidated net sales increased 11.3% from the same period in 2011.

Gross profit increased by $14.1 million during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to a favorable mix of products and sales volume, sales price increases, and improved production efficiencies, all of which were partially offset by the impact of increased raw material costs and wage, benefit and other cost increases.

Operating profit improved by $7.8 million during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the increase in gross profit described above and a decrease in restructuring and other items, both of which were partially offset by increases in R&D and SG&A costs.

Net income decreased by $4.5 million, or $0.12 per diluted share, during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to a loss on debt extinguishment of $11.6 million, or $0.27 per diluted share, related to our repurchase of $158.4 million in aggregate principal amount of our Convertible Debentures, representing 98.06% of the outstanding principal amount of Convertible Debentures. Funding for the transaction was provided under our revolving credit facility during the month of June 2012. In July 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes, in order to provide longer-term financing and to reduce the borrowings under our revolving credit facility. For future periods, we expect the refinancing of our Convertible Debentures to be accretive to earnings, as a result of the elimination of the dilution to earnings per share that would have occurred upon conversion. See Note 7, Debt, for further discussion.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Packaging Systems	$235.8	$222.2	$471.5	$438.0
Delivery Systems	89.2	86.4	169.9	166.9
Intersegment sales	(0.2)	(0.7)	(0.3)	(1.6)
Consolidated net sales	$324.8	$307.9	$641.1	$603.3

Consolidated net sales increased by $16.9 million, or 5.5%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $17.9 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2012 increased by $34.8 million, or 11.3%, as compared to the same period in 2011. A favorable mix of products and sales volume contributed 7.9 percentage points of the increase and sales price increases contributed 3.4 percentage points of the increase.

Consolidated net sales increased by $37.8 million, or 6.3%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $23.9 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2012 increased by $61.7 million, or 10.2%, as compared to the same period in 2011. A favorable mix of products and sales volume contributed 7.2 percentage points of the increase and sales price increases contributed 3.0 percentage points of the increase.

Packaging Systems – Packaging Systems’ net sales increased by $13.6 million, or 6.1%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $15.5 million. Excluding foreign exchange effects, net sales for the three months ended June 30, 2012 increased by $29.1 million, or 13.1%, as compared to the same period in 2011. A favorable mix of products and sales volume contributed 8.6 percentage points of the increase, and sales price increases contributed 4.5 percentage points of the increase. During the three months ended June 30, 2012, there continued to be strong growth in sales of our high-value pharmaceutical packaging products, including Westar®-processed and coated closures, FluroTec™-coated closures, the Envision™ line of vision-inspected components, and Daikyo and Daikyo RSV (ready-to-sterilize validated) products.

Packaging Systems’ net sales increased by $33.5 million, or 7.6%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $20.6 million. Excluding foreign exchange effects, net sales for the six months ended June 30, 2012 increased by $54.1 million, or 12.4%, as compared to the same period in 2011. A favorable mix of products and sales volume contributed 8.5 percentage points of the increase, and sales price increases contributed 3.9 percentage points of the increase. The same factors that drove the increase for the three months ended June 30, 2012 contributed to the growth for the six months ended June 30, 2012.

Delivery Systems – Delivery Systems’ net sales increased by $2.8 million, or 3.3%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $2.4 million. Excluding foreign exchange effects, net sales for the three months ended June 30, 2012 increased by $5.2 million, or 6.1%, as compared to the same period in 2011. The majority of the sales increase reflects lower margin tooling revenue for contract manufacturing customers in Europe. Sales price increases contributed 0.8 percentage points of the increase.

Delivery Systems’ net sales increased by $3.0 million, or 1.8%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $3.3 million. Excluding foreign exchange effects, net sales for the six months ended June 30, 2012 increased by $6.3 million, or 3.8%, as compared to the same period in 2011.  The majority of the sales increase reflects lower margin tooling revenue for contract manufacturing customers in Europe. During the six months ended June 30, 2012, our contract manufacturing sales increased, as well as sales of the eris safety syringe system, our drug reconstitution devices, and the SmartDose electronic patch injector system, as compared to the same period in 2011, while Daikyo Crystal Zenith® (“CZ”) and consumer product sales decreased. Sales price increases contributed 0.8 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Packaging Systems:
Gross Profit	$82.7	$69.2	$167.9	$142.4
Gross Margin	35.1%	31.1%	35.6%	32.5%
Delivery Systems:
Gross Profit	$16.0	$15.4	$31.9	$30.2
Gross Margin	17.9%	17.9%	18.8%	18.1%
Consolidated Gross Profit	$98.7	$84.6	$199.8	$172.6
Consolidated Gross Margin	30.4%	27.5%	31.2%	28.6%

Consolidated gross profit increased by $14.1 million, or 16.7%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $5.1 million. Consolidated gross margin increased by 2.9 percentage points for the three months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales volume, and sales price increases, all of which increased the consolidated gross margin by 3.7 percentage points. Improved production efficiencies also increased our consolidated gross margin by 0.8 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 0.9 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 0.7 percentage points.

Consolidated gross profit increased by $27.2 million, or 15.8%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $6.9 million. Consolidated gross margin increased by 2.6 percentage points for the six months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales volume, and sales price increases, all of which increased the consolidated gross margin by 4.0 percentage points. Improved production efficiencies also increased our consolidated gross margin by 0.5 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 1.1 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 0.8 percentage points.

Packaging Systems – Packaging Systems’ gross profit increased by $13.5 million, or 19.5%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $4.9 million. Packaging Systems’ gross margin increased by 4.0 percentage points for the three months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of sales price increases and a favorable sales mix, reflecting the success of high-value product offerings, all of which increased Packaging Systems’ gross margin by 5.2 percentage points. Improved production efficiencies also increased Packaging Systems’ gross margin by 0.5 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.2 percentage points and 0.5 percentage points, respectively.

Packaging Systems’ gross profit increased by $25.5 million, or 17.9%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $6.6 million. Packaging Systems’ gross margin increased by 3.1 percentage points for the six months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of a favorable mix of products and sales price increases, all of which increased Packaging Systems’ gross margin by 5.0 percentage points. Improved production efficiencies also increased Packaging Systems’ gross margin by 0.2 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.5 percentage points and 0.6 percentage points, respectively.

Delivery Systems – Delivery Systems’ gross profit increased by $0.6 million, or 3.9%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.2 million. Delivery Systems’ gross margin remained constant at 17.9%, as the impact of improved production efficiencies, which increased Delivery Systems’ gross margin by 1.8 percentage points, was offset by the mix of products sold and the impact of wage, benefit and other cost increases, both of which decreased Delivery Systems’ gross margin by 0.9 percentage points, respectively.

Delivery Systems’ gross profit increased by $1.7 million, or 5.6%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.3 million. Delivery Systems’ gross margin increased by 0.7 percentage points, for the six months ended June 30, 2012, as compared to the same period in 2011, primarily as a result of improved production efficiencies, which increased Delivery Systems’ gross margin by 1.3 percentage points. The mix of products sold and sales price increases also increased Delivery Systems’ gross margin, by 0.2 percentage points. All of these favorable items were partially offset by the impact of wage, benefit and other cost increases, which reduced Delivery Systems’ gross margin by 0.8 percentage points.

Research and Development (“R&D”) Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

R&D costs	$8.2	$7.3	$16.5	$14.2

R&D costs increased by $0.9 million, or 12.3%, and $2.3 million, or 16.2%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily as a result of development work on the SmartDose electronic patch injector system.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011

SG&A costs	$54.4	$46.4	$105.7	$97.1
SG&A as a % of net sales	16.8%	15.1%	16.5%	16.1%

SG&A costs increased by $8.0 million, or 17.2%, for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to increases in incentive compensation costs, stock-based compensation expense and the U.S. pension expense, all of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $1.8 million. The increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plan, and the increase in stock-based compensation expense was primarily due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price. SG&A costs also increased during the three months ended June 30, 2012, as compared to the same period in 2011, due to annual wage increases.

SG&A costs increased by $8.6 million, or 8.9%, for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to increases in incentive compensation costs, stock-based compensation expense and the U.S. pension expense, all of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $2.3 million. The increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plan, and the increase in stock-based compensation expense was primarily due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price. SG&A costs also increased during the six months ended June 30, 2012, as compared to the same period in 2011, due to annual wage increases.

Restructuring and Other Items

Other income and expense items, consisting primarily of gains and losses on the sale of fixed assets, foreign exchange transaction gains and losses, and miscellaneous income, are generally recorded within segment or corporate results. Certain restructuring, impairments and other specifically-identified gains and losses considered outside of the control of segment management are not allocated to our segments.

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Segments	$(3.4)	$0.5	$(4.2)	$0.3
Corporate and other unallocated items:
Corporate	-	(0.1)	-	(0.1)
Restructuring and related charges	0.3	1.3	0.7	3.2
Impairment charge	3.4	-	3.4	-
Special separation benefits	-	2.1	-	2.1
Acquisition-related contingencies	0.2	(0.7)	0.4	(0.7)
Consolidated restructuring and other items	$0.5	$3.1	$0.3	$4.8

The majority of the segments’ other income and expense items for the three and six months ended June 30, 2012 was attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems’ customer. The majority of the segments’ other income and expense items for the three and six months ended June 30, 2011 was attributable to foreign exchange transaction losses experienced by our subsidiaries on non-functional currency trade obligations.

Restructuring and related charges - During the three and six months ended June 30, 2012, we incurred restructuring and related charges of $0.3 million and $0.7 million, respectively, associated with the restructuring plan announced in December 2010. Charges incurred during the three and six months ended June 30, 2012 were primarily facility closure costs associated with the 2011 closure of a plant in the United States and a reduction of operations at a manufacturing facility in England. During the three and six months ended June 30, 2011, we incurred restructuring and related charges of $1.3 million and $3.2 million, respectively, associated with the restructuring plan announced in December 2010. Charges incurred during the three and six months ended June 30, 2011 were primarily for employee severance and benefits, as well as asset transfer and facility closure costs.  We currently expect to incur additional charges related to the 2010 plan of approximately $1.2 million during the remainder of 2012.

Impairment charge – During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our Delivery Systems’ product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded during the second quarter of 2012. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Special separation benefits – During the three and six months ended June 30, 2011, we incurred $2.1 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Acquisition-related contingencies – During the three and six months ended June 30, 2012, we increased the SmartDose contingent consideration by $0.2 million and $0.4 million, respectively, due to accretion expense. During the three and six months ended June 30, 2011, we reduced the eris contingent consideration by $0.8 million, bringing the liability balance to zero at June 30, 2011. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014. Partially offsetting this reduction was accretion expense related to the SmartDose contingent consideration.

See Note 2, Restructuring and Other Items, for further discussion.

Operating Profit

The following table presents operating profit by reportable segment, corporate and other unallocated costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Segments:
Packaging Systems	$50.5	$38.1	$104.1	$80.1
Delivery Systems	5.5	2.4	7.8	4.2
Corporate and other unallocated items:
Corporate	(16.5)	(10.0)	(30.1)	(23.2)
Other unallocated expense	(3.9)	(2.7)	(4.5)	(4.6)
Consolidated operating profit	$35.6	$27.8	$77.3	$56.5

Consolidated operating profit increased by $7.8 million, or 28.1%, for the three months ended June 30, 2012, despite an unfavorable foreign exchange impact of $3.2 million. Consolidated operating profit increased for the three months ended June 30, 2012 primarily due to the increase in consolidated gross profit described above and the decrease in restructuring and other items described above, both of which were partially offset by the increases in R&D and SG&A costs described above.

Consolidated operating profit increased by $20.8 million, or 36.8%, for the six months ended June 30, 2012, despite an unfavorable foreign exchange impact of $4.4 million. Consolidated operating profit increased for the six months ended June 30, 2012 primarily due to the increase in consolidated gross profit described above and the decrease in restructuring and other items described above, both of which were partially offset by the increases in R&D and SG&A costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $12.4 million, or 32.5%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $3.1 million. Packaging Systems’ operating profit increased during the three months ended June 30, 2012 primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by an increase in SG&A costs.

Packaging Systems’ operating profit increased by $24.0 million, or 30.0%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $4.3 million. Packaging Systems’ operating profit increased during the six months ended June 30, 2012 primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by an increase in SG&A costs.

Delivery Systems – Delivery Systems’ operating profit increased by $3.1 million, or 129.2%, for the three months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.1 million. Delivery Systems’ operating profit increased during the three months ended June 30, 2012 primarily due to the increase in Delivery Systems’ gross profit described above and the achievement of milestones under a development, license and supply agreement, both of which were partially offset by an increase in R&D costs due to development work on the SmartDose electronic patch injector system.

Delivery Systems’ operating profit increased by $3.6 million, or 85.7%, for the six months ended June 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.1 million. Delivery Systems’ operating profit increased during the six months ended June 30, 2012 primarily due to the increase in Delivery Systems’ gross profit described above and the achievement of milestones under a development, license and supply agreement, both of which were partially offset by an increase in R&D costs due to development work on the SmartDose electronic patch injector system.

Loss on Debt Extinguishment

During the three and six months ended June 30, 2012, we recognized a loss on debt extinguishment of $11.6 million related to our repurchase of our Convertible Debentures, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Interest expense	$4.9	$4.8	$9.5	$9.7
Capitalized interest	(0.3)	(0.2)	(0.7)	(0.4)
Interest income	(0.6)	(0.3)	(1.0)	(0.5)
Interest expense, net	$4.0	$4.3	$7.8	$8.8

Interest expense, net, decreased by $0.3 million, or 7.0%, for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to increased interest income due to higher short-term investment balances.

Interest expense, net, decreased by $1.0 million, or 11.4%, for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to increased capitalized interest resulting from recently-completed or ongoing capital projects and increased interest income due to higher short-term investment balances.

Income Taxes

The provision for income taxes was $6.5 million and $16.4 million for the three and six months ended June 30, 2012, respectively, resulting in an effective tax rate of 32.7% and 28.4%, respectively. The provision for income taxes was $5.3 million and $11.3 million for the three and six months ended June 30, 2011, respectively, resulting in an effective tax rate of 22.5% and 23.7%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2012 primarily reflects changes in our geographic mix of earnings and the nondeductibility of the purchase premium paid related to the extinguishment of our convertible debt. During the six months ended June 30, 2012, we recorded a discrete tax charge of $0.3 million due to the reduction of deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the six months ended June 30, 2011, we recorded a discrete tax charge of $0.2 million, resulting from the impact of changes in tax laws in certain foreign tax jurisdictions on our deferred tax balances.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in three companies in Mexico. Equity in net income of affiliated companies increased by $0.2 million for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to improved results at both Daikyo and the three companies in Mexico. Equity in net income of affiliated companies remained consistent for the six months ended June 30, 2012, as compared to the same period in 2011, as the positive operating results at Daikyo were offset by the impact of a tax law change in Japan on Daikyo’s deferred tax balances.

Net Income

Net income for the three months ended June 30, 2012 was $15.6 million, which included a loss on extinguishment of debt of $9.8 million (net of $1.8 million of tax), restructuring and related charges of $0.2 million (net of $0.1 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), and an increase in acquisition-related contingencies of $0.2 million. Net income for the three months ended June 30, 2011 was $20.1 million, which included restructuring and related charges of $0.9 million (net of $0.4 million in tax), a decrease in acquisition-related contingencies of $0.6 million (net of $0.1 million in tax), and special separation benefits of $1.3 million (net of $0.8 million in tax).

Net income for the six months ended June 30, 2012 was $44.8 million, which included a loss on extinguishment of debt of $9.8 million (net of $1.8 million of tax), restructuring and related charges of $0.5 million (net of $0.2 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $0.3 million (net of $0.1 million in tax), and a discrete tax charge of $0.3 million. Net income for the six months ended June 30, 2011 was $39.7 million, which included restructuring and related charges of $2.2 million (net of $1.0 million in tax), a decrease in acquisition-related contingencies of $0.6 million (net of $0.1 million in tax), special separation benefits of $1.3 million (net of $0.8 million in tax) and a discrete tax charge of $0.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2012	2011
Net cash provided by operating activities	$66.0	$49.2
Net cash used in investing activities	(67.8)	(52.2)
Net cash provided by (used in) financing activities	18.4	(2.7)

Cash Flows from Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2012 was $66.0 million, an increase of $16.8 million from the same period in 2011. Net cash provided by operating activities for the six months ended June 30, 2012 increased primarily due to higher operating results, partially offset by increased working capital balances.

Cash Flows from Investing Activities – Net cash used in investing activities for the six months ended June 30, 2012 was $67.8 million, an increase of $15.6 million from the same period in 2011. Net cash used in investing activities for the six months ended June 30, 2012 increased primarily due to a $31.6 million increase in capital spending, to $69.4 million, for the six months ended June 30, 2012. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and is expected to be completed in late 2012 or early 2013, with final settlement occurring by early 2013, and construction of our new compression-molding plant in China, which is expected to be completed in late 2012.The capital spending increase was partially offset by a $15.9 million change related to short-term investments, as we had net sales of short-term investments of $1.3 million for the six months ended June 30, 2012, as compared to net purchases of $14.6 million in short-term investments for the six months ended June 30, 2011. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months.

Cash Flows from Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2012 was $18.4 million, a change of $21.1 million from the same period in 2011. On June 11, 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures. The total cash payment was $165.6 million, which included the par value of the Convertible Debentures, the purchase premium, and related transaction costs. Net cash provided by financing activities for the six months ended June 30, 2012 also included debt issuance costs of $6.2 million, which primarily consisted of the settlement payment made by us for the two forward treasury lock agreements that we entered into, and subsequently terminated, during the six months ended June 30, 2012. See Note 4, Derivative Financial Instruments, and Note 7, Debt, for further discussion. We used cash generated from operations and net borrowings from our revolving credit facility to fund our repurchase of our Convertible Debentures, working capital needs, capital expenditures and pension obligations, and to pay dividends.

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

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$107.0	$91.8
Short-term investments	25.5	26.5
Working capital	196.8	228.8
Total debt	385.5	349.4
Total equity	679.5	654.9
Net debt-to-total invested capital	29.1%	28.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2012 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The balance of cash and cash equivalents increased during the six months ended June 30, 2012, as compared to December 31, 2011, as cash generated from operations and net borrowings from our revolving credit facility were used to fund our repurchase of our Convertible Debentures, working capital needs, capital expenditures and pension obligations, and to pay dividends. The cash and cash equivalents balance at June 30, 2012 included $100.2 million of cash held by subsidiaries outside of the United States, primarily in Germany, Singapore and Ireland, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at June 30, 2012 decreased by $32.0 million, or 14.0%, during the six months ended June 30, 2012, as compared to December 31, 2011, including a decrease of $2.2 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $16.7 million, $40.2 million and $9.9 million, respectively, partially offset by an increase in total current liabilities of $82.3 million. The increased accounts receivable balance was primarily the result of the increase in net sales described above, while the increase in current liabilities was primarily due to reclassification from long-term debt and other long-term liabilities of our Euro note A due February 2013 and our construction and development costs for our new corporate office and research building, both of which are expected to be funded within the next twelve months.

Debt and credit facilities - The $36.1 million increase in total debt at June 30, 2012, as compared to December 31, 2011, resulted from net borrowings and related debt activity of $40.1 million, partially offset by foreign exchange rate fluctuations of $4.0 million.

Our sources of liquidity include our New Credit Agreement entered into on April 27, 2012. This agreement replaces our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At June 30, 2012, we had $204.9 million in outstanding borrowings under this facility, of which $13.6 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $191.3 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. On June 11, 2012, we used our revolving credit facility to fund our repurchase of our Convertible Debentures, which is discussed further in Note 7, Debt. We had $91.8 million of borrowing capacity available under this facility at June 30, 2012. We do not expect limitations on our ability to access this source of funds.

In addition, we have a $50.0 million revolving credit facility, whose proceeds will be used to finance the acquisition of our new corporate office and research building. Construction is expected to be completed by late 2012 or early 2013, with final settlement occurring by early 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. In anticipation of this debt, we entered into a forward-start interest rate swap for a notional amount of $43.0 million, which effectively fixes the interest rate at 5.41% for the five-year period beginning January 2013. At June 30, 2012, there were no borrowings under this credit facility.

On July 5, 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes varying in maturities from 10 – 15 years (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance have reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. In anticipation of this issuance, we entered into two treasury lock agreements for a total notional amount of $160.0 million, which were designated as cash flow hedges. On June 19, 2012, the date the pricing for the Notes was finalized, both treasury locks were terminated, resulting in a $4.6 million loss. This loss, in addition to transaction costs incurred, increased the annual effective rate of interest on the Notes to an estimated 4.16%.

On July 30, 2012, we used a portion of our revolving credit facility to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

Refer to Note 4, Derivative Financial Instruments, for further discussion of the interest-rate hedges mentioned above.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2012, we were in compliance with all of our debt covenants.

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the discount rate and the actuarial adjustment factor used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in an increase to the contingent consideration liability.

Goodwill and Certain Long-lived Assets

As part of our annual long-range planning process, our sales and marketing teams updated sales projections during the third quarter of 2011, which indicated delays and lower-than-expected demand for certain of our product lines. The revised projections triggered an impairment review of the assets associated with these product lines. Our review concluded that the future cash flows associated with these product lines were still expected to exceed the carrying value of the related assets and, therefore, no impairment charge was required. We continued to monitor these product lines during our annual review of goodwill and indefinite-lived intangible assets, and determined that no impairment charge was required for these product lines. In addition, during the three months ended March 31, 2012, there was no indication that the carrying value of the assets associated with these product lines may not be recoverable.

During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of these product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded during the second quarter of 2012. We estimated the fair value of the asset group using an income approach based on discounted cash flows. During the three months ended June 30, 2012, there was no indication that the carrying value of the assets associated with the other previously-identified product lines may not be recoverable. At June 30, 2012, our investment in equipment and intangible assets, excluding goodwill, for the other previously-identified product lines was $18.6 million.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2011 Annual Report. During the three and six months ended June 30, 2012, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2012, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2011 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three and six months ended June 30, 2012, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems, including Daikyo Crystal Zenith® (“CZ”) prefilled syringes, cartridges and vials, and the ConfiDose®, SmartDose and NovaGuard™ systems;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2011 Annual Report, except as noted below.

Interest Rate Risk

On June 11, 2012, we used our $300.0 million revolving credit facility to fund our repurchase of $158.4 million of our Convertible Debentures.

In addition, during the second quarter of 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the period leading up to our issuance of senior unsecured notes (the “Notes”). On June 19, 2012, the date the pricing for the Notes was finalized, both treasury locks were terminated, resulting in a $4.6 million loss.

On July 5, 2012, we concluded a private placement issuance of $168.0 million in Notes. The weighted average of the coupon interest rates on the Notes is 3.87%. The interest-rate hedge loss mentioned above, in addition to transaction costs, increased the annual effective rate of interest on the Notes to an estimated 4.16%.

Refer to the Financial Condition, Liquidity and Capital Resources section for additional information on these transactions.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2011 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2012 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2012	-	$-	-	-
May 1 – 31, 2012	88,195	47.84	-	-
June 1 – 30, 2012	101	48.42	-	-
Total	88,296	$47.84	-	-

(1)
Includes 386 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 55,040 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”).

(3)	Includes 32,870 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on option exercises, as part of the 2011 Plan.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1
Credit Agreement, dated April 27, 2012, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on May 3, 2012.

10.2	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

August 6, 2012

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

10.2	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F - 1