Form 10-Q
period 2012-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2012-11-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐ No ☑

As of October 31, 2012, there were 34,122,645 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$303.8	$293.6	$944.9	$896.9
Cost of goods and services sold	213.4	212.2	654.7	642.9
Gross profit	90.4	81.4	290.2	254.0
Research and development	8.2	7.7	24.6	21.9
Selling, general and administrative expenses	53.7	45.7	159.5	142.7
Restructuring and other items (Note 2)	2.2	1.9	2.5	6.8
Operating profit	26.3	26.1	103.6	82.6
Loss on debt extinguishment	—	—	11.6	—
Interest expense	4.4	4.5	13.2	13.8
Interest income	0.5	0.4	1.5	0.9
Income before income taxes	22.4	22.0	80.3	69.7
Income tax expense	9.0	6.6	25.5	17.9
Equity in net income of affiliated companies	1.4	1.5	4.8	4.9
Net income	$14.8	$16.9	$59.6	$56.7

Net income per share:
Basic	$0.43	$0.50	$1.75	$1.69
Diluted	$0.43	$0.49	$1.70	$1.62

Weighted average shares outstanding:
Basic	34.1	33.8	34.0	33.6
Diluted	34.7	37.0	36.2	37.0

Dividends declared per share	$—	$—	$0.36	$0.34

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$14.8	$16.9	$59.6	$56.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16.8	(25.1)	(0.5)	6.4
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.5, $0.8, $1.9 and $1.2, respectively	0.5	1.6	2.8	2.1
Net losses on derivatives, net of tax of $(0.1), $(0.5), $(1.7) and $(1.1), respectively	(0.3)	(0.4)	(2.6)	(1.7)
Other comprehensive income (loss), net of tax	17.0	(23.9)	(0.3)	6.8
Comprehensive income (loss)	$31.8	$(7.0)	$59.3	$63.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash, including cash equivalents	$143.2	$91.8
Short-term investments	21.9	26.5
Accounts receivable, net	182.9	147.2
Inventories	165.9	151.8
Deferred income taxes	7.4	7.9
Other current assets	36.0	46.8
Total current assets	557.3	472.0
Property, plant and equipment	1,226.8	1,136.8
Less accumulated depreciation and amortization	589.8	543.2
Property, plant and equipment, net	637.0	593.6
Investments in affiliated companies	60.7	56.2
Goodwill	111.5	111.5
Deferred income taxes	85.5	85.1
Intangible assets, net	50.9	52.0
Other noncurrent assets	24.5	28.7
Total Assets	$1,527.4	$1,399.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$39.3	$50.1
Accounts payable	81.3	89.8
Pension and other postretirement benefits	2.5	2.3
Accrued salaries, wages and benefits	52.9	45.0
Income taxes payable	19.8	7.8
Taxes other than income	9.1	9.5
Other current liabilities	70.7	38.7
Total current liabilities	275.6	243.2
Long-term debt	362.1	299.3
Deferred income taxes	20.2	21.6
Pension and other postretirement benefits	114.8	126.0
Other long-term liabilities	37.6	54.1
Total Liabilities	810.3	744.2

Commitments and contingencies (Note 12)

Total Equity	717.1	654.9
Total Liabilities and Equity	$1,527.4	$1,399.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	34.3	$8.6	$76.3	(0.6)	$(23.0)	$664.5	$(71.5)	$654.9
Net income						59.6		59.6
Stock-based compensation			8.1					8.1
Shares issued under stock plans			(8.3)	0.4	15.2			6.9
Shares repurchased for employee tax withholdings					(2.2)			(2.2)
Excess tax benefit from employee stock plans			2.3					2.3
Dividends declared						(12.2)		(12.2)
Other comprehensive loss, net of tax							(0.3)	(0.3)
Balance, September 30, 2012	34.3	$8.6	$78.4	(0.2)	$(10.0)	$711.9	$(71.8)	$717.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$59.6	$56.7
Depreciation	53.6	53.9
Amortization	3.1	3.4
Loss on debt extinguishment	11.6	—
Asset impairment charges	6.2	1.0
Other non-cash items, net	7.6	1.2
Changes in assets and liabilities	(24.1)	(27.3)
Net cash provided by operating activities	117.6	88.9

Cash flows from investing activities:
Capital expenditures	(98.4)	(62.0)
Acquisition of patents and other long-term assets	(0.4)	—
Sales (purchases) of short-term investments, net	4.8	(22.8)
Other, net	0.7	0.6
Net cash used in investing activities	(93.3)	(84.2)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	93.0	16.5
Payment of long-term debt	(165.6)	—
Long-term debt borrowings	168.0	—
Debt issuance costs	(7.4)	(0.3)
Changes in other debt	(50.3)	(0.6)
Dividend payments	(18.3)	(17.1)
Excess tax benefit from employee stock plans	2.3	3.2
Shares repurchased for employee tax withholdings	(2.2)	(3.5)
Issuance of common stock from treasury	6.6	5.2
Net cash provided by financing activities	26.1	3.4

Effect of exchange rates on cash	1.0	0.9
Net increase in cash and cash equivalents	51.4	9.0

Cash, including cash equivalents at beginning of period	91.8	110.2
Cash, including cash equivalents at end of period	$143.2	$119.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassifications:  Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Restructuring and related charges (reversals):
Severance and post-employment benefits	$(1.1)	$(0.3)	$(1.3)	$1.5
Impairments and asset write-offs	2.0	0.3	2.4	1.0
Other restructuring charges	0.2	1.0	0.7	1.8
Total restructuring and related charges	1.1	1.0	1.8	4.3

Impairment charge	—	—	3.4	—
Development income	(0.4)	—	(4.2)	—
Acquisition-related contingencies	0.5	0.3	0.9	(0.4)
Special separation benefits	—	—	—	2.1
Foreign exchange and other	1.0	0.6	0.6	0.8
Total restructuring and other items	$2.2	$1.9	$2.5	$6.8

Restructuring and Related Charges

Total restructuring and related charges incurred during the three and nine months ended September 30, 2012 and 2011 were associated with the restructuring plan announced in December 2010 (the "2010 plan"). These charges consisted of costs associated with the 2011 closure of a plant in the United States, the reduction of operations at a manufacturing facility in England and the elimination of certain operational and administrative functions at other locations.

During the third quarter of 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred in the third quarter of 2012 were reductions to certain obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant. We currently expect to incur additional charges related to the 2010 plan of approximately $0.2 million during the fourth quarter of 2012, after which no additional charges are expected to occur.

The following table presents activity related to our restructuring obligations during the nine months ended September 30, 2012:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2011	$6.2	$0.6	$6.8
Charges (reversals), net	(1.3)	3.1	1.8
Cash payments	(1.7)	(1.2)	(2.9)
Non-cash adjustments	0.5	(2.4)	(1.9)
Balance, September 30, 2012	$3.7	$0.1	$3.8

Other Items

During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our product lines in our Pharmaceutical Delivery Systems segment (“Delivery Systems”). The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Development income recorded in the three and nine months ended September 30, 2012 was attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems’ customer.

The liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system (“SmartDose contingent consideration”) increased by $0.5 million and $0.9 million during the three and nine months ended September 30, 2012, respectively, due to fair value adjustments.

During the three and nine months ended September 30, 2011, we increased the SmartDose contingent consideration by $0.2 million and $0.3 million, respectively, due to fair value adjustments. In addition, during the nine months ended September 30, 2011, we reduced the contingent consideration liability related to the July 2009 acquisition of the éris™ safety syringe system (“éris contingent consideration”) by $0.8 million, which resulted in a zero liability balance at September 30, 2011.

During the nine months ended September 30, 2011, we incurred $2.1 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and nine months ended September 30, 2012, our effective tax rate was 40.4% and 31.7% respectively, compared with 30.0% and 25.7% for the same periods in 2011. The increase in the effective tax rate for both periods presented primarily reflects changes in our geographic mix of earnings and the impact of the discrete tax items discussed below. In addition, the increase in the rate for the nine months ended September 30, 2012 also reflects the nondeductibility of the purchase premium paid in the second quarter of 2012 related to the extinguishment of our convertible debt.

During the third quarter of 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we reduced our foreign tax credit deferred tax asset by $1.0 million. We also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the U.K. enacted tax rate on our deferred tax balances. In addition, during the first quarter of 2012, we recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the three and nine months ended September 30, 2011, we recorded discrete tax charges of $0.7 million and $0.8 million, respectively, primarily resulting from the impact of changes in tax rates in certain foreign tax jurisdictions on our deferred tax balances.

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

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.8 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.5 million and $0.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Interest Rate Risk

During the second quarter of 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the 30-60 day period leading up to the issuance date of our private placement debt.  We designated these treasury locks as cash flow hedges. On June 19, 2012, the pricing for our private placement debt (refer to Note 7, Debt) was finalized and accordingly, we terminated both treasury lock agreements, resulting in a $4.6 million settlement payment made by us. This amount which was reflected in accumulated other comprehensive income will be expensed over the life of the private placement debt.

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

In addition, we have an interest rate swap agreement outstanding as of September 30, 2012, that is designated as a cash flow hedge to protect against volatility in the interest rate payable on our $25.0 million note maturing on July 28, 2015 (“Series B Note”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B note at 5.51%.

Foreign Exchange Rate Risk

During the third quarter of 2012, we entered into a forward exchange contract, designated as a fair value hedge, to neutralize our exposure to fluctuating foreign exchange rates on a cross-currency intercompany loan. As of September 30, 2012, there was one contract outstanding with a notional amount of 3.7 million Singapore Dollars ($3.0 million) that settled on October 31, 2012. Changes in the fair value of this derivative are recognized within restructuring and other items and are offset by changes in the fair value of the underlying exposure being hedged. The amount of loss recognized during the third quarter of 2012 was less than $0.1 million.

In addition, during 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“JPY”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of September 30, 2012, there were three monthly contracts outstanding at ¥110.6 million ($1.4 million) each, for an aggregate notional amount of ¥331.8 million ($4.2 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of September 30, 2012, there were three monthly contracts outstanding at approximately $1.0 million each, for an aggregate notional amount of $3.1 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted JPY denominated inventory purchases made by certain European subsidiaries. As of September 30, 2012, there were three monthly contracts outstanding at ¥52.7 million each (approximately $0.7 million), for an aggregate notional amount of ¥158.3 million ($2.0 million).

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $4.9 million pre-tax ($3.0 million after tax) on this debt was recorded within accumulated other comprehensive loss as of September 30, 2012. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At September 30, 2012, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $1.0 million pre-tax ($0.6 million after tax) which was also included within accumulated other comprehensive loss.

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

In May 2012, we purchased a series of call options for a total of 45,100 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through October 2012. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the nine months ended September 30, 2012, a loss of $0.1 million was recorded in cost of goods and services sold related to these outstanding call options. During the three and nine month periods ended September 30, 2011, a loss of $0.1 million and a gain of $0.6 million, respectively, was recorded in cost of goods and services sold relating to 2011 crude-oil options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2012 and December 31, 2011.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings:

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$0.2	$—	$0.1	Net sales
Foreign currency hedge contracts	(0.2)	0.7	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.4)	(2.2)	0.3	0.8	Interest expense
Total	$(0.6)	$(1.3)	$0.3	$0.9
Net Investment Hedges:
Foreign currency-denominated debt	$(2.2)	$3.6	$—	$—	Foreign exchange and other
Total	$(2.2)	$3.6	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$(0.3)	$—	$0.3	Net sales
Foreign currency hedge contracts	0.2	0.2	—	—	Cost of goods and services sold
Interest rate swap contracts	(1.8)	(4.3)	1.8	2.4	Interest expense
Forward treasury lock	(2.8)	—	—	—	Interest expense
Total	$(4.4)	$(4.4)	$1.8	$2.7
Net Investment Hedges:
Foreign currency-denominated debt	$0.2	$(2.2)	$—	$—	Foreign exchange and other
Total	$0.2	$(2.2)	$—	$—

For the three and nine month periods ended September 30, 2012 and 2011, there was no ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, certain of our financial assets and liabilities:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$21.9	$21.9	$—	$—
Deferred compensation assets	3.7	3.7	—	—
Foreign currency contracts	0.3	—	0.3	—
	$25.9	$25.6	$0.3	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	6.9	6.9	—	—
Interest rate swap contracts	8.9	—	8.9	—
Foreign currency contracts	3.0	—	3.0	—
Long-term debt	364.7	—	364.7	—
	$386.5	$6.9	$376.6	$3.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.5	$26.5	$—	$—
Deferred compensation assets	3.3	3.3	—	—
	$29.8	$29.8	$—	$—
Liabilities:
Contingent consideration	$2.1	$—	$—	$2.1
Deferred compensation liabilities	4.6	4.6	—	—
Interest rate swap contracts	8.8	—	8.8	—
Long-term debt	279.2	—	279.2	—
	$294.7	$4.6	$288.0	$2.1

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other current assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount of long-term debt was $362.1 million and $299.3 million at September 30, 2012 and December 31, 2011, respectively.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the discount rate and the actuarial adjustment factor used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and discount rate used. This could result in an increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2011	$2.1
Increase in fair value recorded in earnings	0.9
Balance, September 30, 2012	$3.0

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

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

($ in millions)	September 30, 2012	December 31, 2011
Finished goods	$71.5	$67.1
Work in process	24.2	19.6
Raw materials	70.2	65.1
	$165.9	$151.8

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	September 30, 2012	December 31, 2011
Revolving credit facility, due 2017	$99.4	$—
Revolving credit facility, due 2014	—	6.4
Series A notes, due 2022	42.0	—
Series B notes, due 2024	53.0	—
Series C notes, due 2027	73.0	—
Series A floating rate notes, due 2012	—	50.0
Series B floating rate notes, due 2015	25.0	25.0
Euro note A, due 2013	26.3	26.3
Euro note B, due 2016	78.7	79.0
Convertible debt, due 2047	3.1	161.5
Term loan, due 2014	0.2	0.2
Capital leases, due through 2016	0.7	1.0
	401.4	349.4
Less: current portion of long-term debt	39.3	50.1
	$362.1	$299.3

Please refer to Note 11, Debt, to the consolidated financial statements in our 2011 Annual Report for additional details regarding our debt agreements.

During the first quarter of 2012, we reclassified our €20.4 million Euro note A due February 2013 from long-term debt to notes payable and other current debt, as it is expected to be funded within twelve months.

On April 27, 2012, we entered into a senior unsecured, multi-currency revolving credit facility agreement (the “New Credit Agreement”) that replaced our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions. In connection with this agreement, we incurred lender and other third party costs of $1.6 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. In accordance with U.S. GAAP, the remaining $0.8 million of unamortized debt issuance costs associated with the prior credit facility will continue to be amortized over the term of the new facility. At September 30, 2012, we had $99.4 million in outstanding borrowings under this facility, of which $13.0 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $86.4 million was classified as long-term based upon our intent and ability to continue the loans beyond one year.

On June 11, 2012, we repurchased $158.4 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due 2047 (the “Convertible Debentures”), representing 98.06% of the aggregate outstanding principal amount. The purchase price per $1,000 principal amount of the Convertible Debentures was $1,038.91. Following the repurchase, approximately $3.1 million principal amount of Convertible Debentures remained outstanding. During the second quarter of 2012, we recognized a loss on debt extinguishment of $11.6 million related to this repurchase, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

On July 5, 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance have reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increase the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 4, Derivative Financial Instruments, for additional discussion of the related interest rate hedge. In connection with this issuance, we incurred lender and other third party costs of $1.2 million which are recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Notes.

On July 30, 2012, we used a portion of our New Credit Agreement to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Net income, as reported, for basic net income per share	$14.8	$16.9	$59.6	$56.7
Plus: interest expense on convertible debt, net of tax	—	1.1	1.9	3.2
Net income for diluted net income per share	$14.8	$18.0	$61.5	$59.9
Weighted average common shares outstanding	34.1	33.8	34.0	33.6
Assumed stock options exercised and awards vested, based on the treasury stock method	0.5	0.3	0.5	0.5
Assumed conversion of convertible debt, based on the if-converted method	0.1	2.9	1.7	2.9
Weighted average shares assuming dilution	34.7	37.0	36.2	37.0

Options to purchase 1.4 million shares of our common stock for the nine months ended September 30, 2012 were not included in the computation of diluted net income per share because their impact would be antidilutive. There were 1.7 million and 1.3 million antidilutive options outstanding during the three and nine month periods ended September 30, 2011, respectively.

Note 9:  Stock-Based Compensation

At September 30, 2012, there were 3,934,351 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

During 2012, we granted 588,576 stock options at a weighted average exercise price of $42.94 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service, with one exception. The 27,500 stock options granted during the third quarter of 2012, in recognition of the SmartDose business development will vest in five years. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $8.02 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.9%; expected life of 6 years based on prior experience; stock volatility of 23.3% based on historical data; and a dividend yield of 1.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

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

Total stock-based compensation expense was $4.4 million and $11.8 million for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2011, total stock-based compensation expense was $4.8 million, of which $1.5 million related to the retirement of our former President and Chief Operating Officer and was recorded within restructuring and other items. The remainder of the 2011 balance was recorded within selling, general and administrative expenses.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
Service cost	$2.1	$2.1	$0.3	$0.3	$2.4	$2.4
Interest cost	3.7	4.1	0.3	0.3	4.0	4.4
Expected return on assets	(4.0)	(4.1)	—	—	(4.0)	(4.1)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses	1.9	1.7	—	—	1.9	1.7
Curtailment gain, net	—	(0.2)	—	—	—	(0.2)
Net periodic benefit cost	$3.4	$3.3	$0.6	$0.6	$4.0	$3.9

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
U.S. plans	$2.7	$2.4	$0.6	$0.6	$3.3	$3.0
International plans	0.7	0.9	—	—	0.7	0.9
Net periodic benefit cost	$3.4	$3.3	$0.6	$0.6	$4.0	$3.9

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
Service cost	$6.7	$7.0	$1.0	$0.9	$7.7	$7.9
Interest cost	11.4	12.1	0.7	0.7	12.1	12.8
Expected return on assets	(12.2)	(12.1)	—	—	(12.2)	(12.1)
Amortization of transition obligation	0.1	0.1	—	—	0.1	0.1
Amortization of prior service credit	(1.1)	(1.2)	0.1	0.1	(1.0)	(1.1)
Recognized actuarial losses	6.2	4.6	—	—	6.2	4.6
Curtailment gain, net	—	(0.2)	—	—	—	(0.2)
Net periodic benefit cost	$11.1	$10.3	$1.8	$1.7	$12.9	$12.0

	Pension benefits		Other retirement benefits		Total
	2012	2011	2012	2011	2012	2011
U.S. plans	$9.1	$7.9	$1.8	$1.7	$10.9	$9.6
International plans	2.0	2.4	—	—	2.0	2.4
Net periodic benefit cost	$11.1	$10.3	$1.8	$1.7	$12.9	$12.0

During the first quarter of 2012, we contributed $17.2 million to the U.S. qualified pension plan.

During the third quarter of 2011, as a result of the closure of a plant in the United States, we recorded a $0.2 million net curtailment gain in restructuring and other items related to our U.S. qualified and postretirement medical plans. Refer to Note 2, Restructuring and Other Items, for additional details regarding the 2010 plan.

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

Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment of targets, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items.

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Net sales:
Packaging Systems	$215.9	$209.1	$687.4	$647.1
Delivery Systems	88.2	84.5	258.1	251.4
Intersegment sales	(0.3)	—	(0.6)	(1.6)
Total net sales	$303.8	$293.6	$944.9	$896.9

Operating profit:
Packaging Systems	$39.2	$34.8	$143.4	$114.9
Delivery Systems	4.7	1.7	12.5	5.9
Corporate	(16.0)	(9.1)	(46.2)	(32.2)
Other unallocated items	(1.6)	(1.3)	(6.1)	(6.0)
Total operating profit	$26.3	$26.1	$103.6	$82.6
Loss on debt extinguishment	—	—	11.6	—
Interest expense	4.4	4.5	13.2	13.8
Interest income	0.5	0.4	1.5	0.9
Income before income taxes	$22.4	$22.0	$80.3	$69.7

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

Note 12:  Commitments and Contingencies

From time to time, we are involved in product liability matters and other legal proceedings and claims generally incidental to our normal business activities. We accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of current proceedings cannot be accurately predicted, we believe their ultimate resolution should not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Standards Issued Not Yet Adopted

In July 2012, the FASB issued guidance for the impairment testing of indefinite-lived intangible assets. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management believes that the adoption will not have an impact on our financial statements.

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

Third Quarter 2012 Financial Performance Highlights

•	Net sales were $303.8 million, an increase of 3.5% from the same period in 2011.

•	Gross profit was $90.4 million, an increase of 11.1% from the same period in 2011, and our gross margin increased by 2.1 percentage points.

•	Operating profit was $26.3 million, an increase of 0.8% from the same period in 2011.

•	Net income was $14.8 million, a decrease of 12.4% from the same period in 2011.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended September 30, 2012, as compared to the same period in 2011. The overall sales growth was primarily the result of a favorable mix of products, modest unit volume growth, and sales price increases. Net sales originating in the United States were $145.9 million, an increase of 8.4% from the same period in 2011, reflecting higher domestic demand for pharmaceutical packaging components. Net sales generated outside of the United States were $157.9 million, a decrease of 0.7% from the same period in 2011, as demand in Europe and continued growth in the Asia-Pacific region was offset by an unfavorable foreign exchange impact. Excluding the unfavorable effects from currency translation, our non-U.S. net sales increased 9.9% and our consolidated net sales increased 9.2% from the same period in 2011.

Gross profit increased by $9.0 million during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to sales price increases, a favorable mix of products, modest unit volume growth, and improved production efficiencies, all of which were partially offset by an unfavorable foreign exchange impact and the impact of increased raw material costs and wage, benefit and other cost increases.

Operating profit improved by $0.2 million during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the increase in gross profit described above, partially offset by increases in R&D, primarily as a result of increased investment in next-generation packaging components, and SG&A costs, primarily due to increases in stock-based compensation expense and incentive compensation costs.

Net income decreased by $2.1 million, or $0.06 per diluted share, during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the impact of discrete tax charges and an increase in our effective tax rate due to changes in our geographic mix of earnings.

RESULTS OF OPERATIONS

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment of targets, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Packaging Systems	$215.9	$209.1	$687.4	$647.1
Delivery Systems	88.2	84.5	258.1	251.4
Intersegment sales	(0.3)	—	(0.6)	(1.6)
Consolidated net sales	$303.8	$293.6	$944.9	$896.9

Consolidated net sales increased by $10.2 million, or 3.5%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $16.8 million. Excluding foreign currency effects, net sales for the three months ended September 30, 2012 increased by $27.0 million, or 9.2%, as compared to the same period in 2011. A favorable mix of products and modest unit volume growth contributed 6.5 percentage points of the increase and sales price increases contributed 2.7 percentage points.

Consolidated net sales increased by $48.0 million, or 5.4%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $40.7 million. Excluding foreign currency effects, net sales for the nine months ended September 30, 2012 increased by $88.7 million, or 9.9%, as compared to the same period in 2011. A favorable mix of products and modest unit volume growth contributed 7.0 percentage points of the increase and sales price increases contributed 2.9 percentage points.

Packaging Systems – Packaging Systems’ net sales increased by $6.8 million, or 3.3%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $14.8 million. Excluding foreign exchange effects, net sales for the three months ended September 30, 2012 increased by $21.6 million, or 10.4%, as compared to the same period in 2011. A favorable mix of products and modest unit volume growth contributed 7.1 percentage points of the increase, and sales price increases contributed 3.3 percentage points. Our sales growth in the quarter continues to be led by our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes, including FluroTec™-coated closures, the Envision™ line of vision-inspected components, and Westar® ready-to-use components.

Packaging Systems’ net sales increased by $40.3 million, or 6.2%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $35.5 million. Excluding foreign exchange effects, net sales for the nine months ended September 30, 2012 increased by $75.8 million, or 11.7%, as compared to the same period in 2011. A favorable mix of products and modest unit volume growth contributed 8.0 percentage points of the increase, and sales price increases contributed 3.7 percentage points. During the nine months ended September 30, 2012, in addition to increases in the sales of our standard pharmaceutical packaging components, there continued to be strong growth in sales of our high-value pharmaceutical packaging products, including the products described above.

Delivery Systems – Delivery Systems’ net sales increased by $3.7 million, or 4.4%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $2.0 million. Excluding foreign exchange effects, net sales for the three months ended September 30, 2012 increased by $5.7 million, or 6.7%, as compared to the same period in 2011. A favorable mix of products and modest unit volume growth contributed 5.7 percentage points of the increase, and sales price increases contributed 1.0 percentage points. Our sales increase during the three months ended September 30, 2012 was led by an increase in healthcare-related contract manufacturing revenue and higher sales of our proprietary administration systems and éris safety syringe product lines, as compared to the same period in 2011, partially offset by a decline in consumer product sales.

Delivery Systems’ net sales increased by $6.7 million, or 2.7%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $5.2 million. Excluding foreign exchange effects, net sales for the nine months ended September 30, 2012 increased by $11.9 million, or 4.8%, as compared to the same period in 2011.  A favorable mix of products and modest unit volume growth contributed 3.9 percentage points of the increase, and sales price increases contributed 0.9 percentage points. Our sales increase during the nine months ended September 30, 2012 was led by an increase in healthcare-related contract manufacturing revenue and higher sales of our proprietary administration systems and éris safety syringe product lines, as compared to the same period in 2011, partially offset by a decline in consumer product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Packaging Systems:
Gross Profit	$71.9	$66.0	$239.8	$208.4
Gross Margin	33.3%	31.6%	34.9%	32.2%
Delivery Systems:
Gross Profit	$18.5	$15.4	$50.4	$45.6
Gross Margin	21.0%	18.2%	19.5%	18.2%
Consolidated Gross Profit	$90.4	$81.4	$290.2	$254.0
Consolidated Gross Margin	29.8%	27.7%	30.7%	28.3%

Consolidated gross profit increased by $9.0 million, or 11.1%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $4.2 million. Consolidated gross margin increased by 2.1 percentage points for the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of sales price increases, a favorable mix of products sold and unit volume growth, all of which increased the consolidated gross margin by 2.7 percentage points. Improved production efficiencies also increased our consolidated gross margin by 1.3 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 0.6 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 1.3 percentage points.

Consolidated gross profit increased by $36.2 million, or 14.3%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $11.0 million. Consolidated gross margin increased by 2.4 percentage points for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of sales price increases, a favorable mix of products sold and unit volume growth, all of which increased the consolidated gross margin by 3.6 percentage points. Improved production efficiencies also increased our consolidated gross margin by 0.7 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 0.9 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 1.0 percentage points.

Packaging Systems – Packaging Systems’ gross profit increased by $5.9 million, or 8.9%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $4.0 million. Packaging Systems’ gross margin increased by 1.7 percentage points for the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of sales price increases, a favorable mix of products sold and unit volume growth, all of which increased Packaging Systems’ gross margin by 3.5 percentage points. Improved production efficiencies also increased Packaging Systems’ gross margin by 0.6 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 2.4 percentage points in total.

Packaging Systems’ gross profit increased by $31.4 million, or 15.1%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $10.6 million. Packaging Systems’ gross margin increased by 2.7 percentage points for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of sales price increases, a favorable mix of products sold and unit volume growth, all of which increased Packaging Systems’ gross margin by 4.5 percentage points. Improved production efficiencies also increased Packaging Systems’ gross margin by 0.3 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.4 percentage points and 0.7 percentage points, respectively.

Delivery Systems – Delivery Systems’ gross profit increased by $3.1 million, or 20.1%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.2 million. Delivery Systems’ gross margin increased by 2.8 percentage points for the three months ended September 30, 2012, as compared to the same period in 2011. Production efficiencies, restructuring cost savings and increased contract manufacturing activity contributed 2.5 percentage points of the increase, with the remaining increase due mostly to favorable raw material prices, which offset wage, benefit and utility cost increases.

Delivery Systems’ gross profit increased by $4.8 million, or 10.5%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.4 million. Delivery Systems’ gross margin increased by 1.3 percentage points for the nine months ended September 30, 2012, as compared to the same period in 2011. Production efficiencies, restructuring cost savings and increased contract manufacturing activity contributed 1.5 percentage points of the increase, partially offset by the net impact of wage, benefit and other cost increases in excess of our sales price increases.

Research and Development (“R&D”) Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
R&D costs	$8.2	$7.7	$24.6	$21.9

R&D costs increased by $0.5 million, or 6.5%, for the three months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of increased investment in next-generation packaging components. R&D costs increased by $2.7 million, or 12.3%, for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of development work on the SmartDose electronic patch injector system and increased investment in next-generation packaging components.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
SG&A costs	$53.7	$45.7	$159.5	$142.7
SG&A as a % of net sales	17.7%	15.5%	16.9%	15.9%

SG&A costs increased by $8.0 million, or 17.5%, for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to increases in stock-based compensation expense and incentive compensation costs, both of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $1.8 million. The increase in stock-based compensation expense was primarily due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price, and the increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plans.

SG&A costs increased by $16.8 million, or 11.8%, for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to increases in stock-based compensation expense, incentive compensation costs, and the U.S. pension expense, all of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $4.0 million. The increases in stock-based compensation expense and incentive compensation costs were due to the same factors that drove the increases for the three months ended September 30, 2012.

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions) Expense (income)	2012	2011	2012	2011
Segments	$0.7	$0.6	$(3.5)	$0.9
Corporate and other unallocated items:
Corporate	(0.1)	—	(0.1)	(0.1)
Restructuring and related charges	1.1	1.0	1.8	4.3
Impairment charge	—	—	3.4	—
Special separation benefits	—	—	—	2.1
Acquisition-related contingencies	0.5	0.3	0.9	(0.4)
Consolidated restructuring and other items	$2.2	$1.9	$2.5	$6.8

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

During the three and nine months ended September 30, 2012, segment results also included development income attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems’ customer.

Restructuring and related charges - During the three and nine months ended September 30, 2012, we incurred restructuring and related charges of $1.1 million and $1.8 million, respectively, associated with the 2010 plan. Charges incurred during the three and nine months ended September 30, 2012 included facility closure costs and employee severance and benefits associated with a reduction in operations at a manufacturing facility in England, as well as facility closure costs associated with the 2011 closure of a plant in the United States. During the three months ended September 30, 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred during the three and nine months ended September 30, 2012 were reductions to certain obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant. During the three and nine months ended September 30, 2011, we incurred restructuring and related charges of $1.0 million and $4.3 million, respectively, which were associated with the 2010 plan and which were primarily for employee severance and benefits, as well as asset transfer and facility closure costs.  We currently expect to incur additional charges related to the 2010 plan of approximately $0.2 million during the fourth quarter of 2012, after which no additional charges are expected to occur.

Impairment charge – During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our Delivery Systems’ product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Special separation benefits – During the nine months ended September 30, 2011, we incurred $2.1 million in special separation benefits related to the retirement of our former President and Chief Operating Officer. These costs consisted primarily of stock-based compensation expense. The respective equity compensation arrangements were amended to allow certain of his awards to continue to vest over the original vesting period instead of being forfeited upon separation, resulting in a revaluation of the awards and acceleration of expense.

Acquisition-related contingencies – During the three and nine months ended September 30, 2012, we increased the SmartDose contingent consideration by $0.5 million and $0.9 million, respectively, due to fair value adjustments. During the three and nine months ended September 30, 2011, we increased the SmartDose contingent consideration by $0.2 million and $0.3 million, respectively, due to fair value adjustments. In addition, during the nine months ended September 30, 2011, we reduced the éris contingent consideration by $0.8 million, bringing the liability balance to zero at June 30, 2011. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

See Note 2, Restructuring and Other Items, for further discussion.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Segments:
Packaging Systems	$39.2	$34.8	$143.4	$114.9
Delivery Systems	4.7	1.7	12.5	5.9
Corporate and other unallocated items:
Corporate	(16.0)	(9.1)	(46.2)	(32.2)
Other unallocated expense	(1.6)	(1.3)	(6.1)	(6.0)
Consolidated operating profit	$26.3	$26.1	$103.6	$82.6

Consolidated operating profit increased by $0.2 million, or 0.8%, for the three months ended September 30, 2012, despite an unfavorable foreign exchange impact of $2.2 million. Consolidated operating profit increased for the three months ended September 30, 2012 primarily due to the increase in consolidated gross profit described above, partially offset by the increases in R&D and SG&A costs described above.

Consolidated operating profit increased by $21.0 million, or 25.4%, for the nine months ended September 30, 2012, despite an unfavorable foreign exchange impact of $6.7 million. Consolidated operating profit increased for the nine months ended September 30, 2012 primarily due to the increase in consolidated gross profit described above and the decrease in restructuring and other items described above, both of which were partially offset by the increases in R&D and SG&A costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $4.4 million, or 12.6%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $2.1 million. Packaging Systems’ operating profit increased during the three months ended September 30, 2012 primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by increases in R&D and SG&A costs.

Packaging Systems’ operating profit increased by $28.5 million, or 24.8%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $6.5 million. Packaging Systems’ operating profit increased during the nine months ended September 30, 2012 primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by increases in R&D and SG&A costs.

Delivery Systems – Delivery Systems’ operating profit increased by $3.0 million, or 176.5%, for the three months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.1 million. Delivery Systems’ operating profit increased during the three months ended September 30, 2012 primarily due to the increase in Delivery Systems’ gross profit described above, partially offset by an increase in SG&A costs.

Delivery Systems’ operating profit increased by $6.6 million, or 111.9%, for the nine months ended September 30, 2012, as compared to the same period in 2011, despite an unfavorable foreign exchange impact of $0.2 million. Delivery Systems’ operating profit increased during the nine months ended September 30, 2012 primarily due to the increase in Delivery Systems’ gross profit described above and the recognition of development income attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems' customer, both of which were partially offset by increases in R&D and SG&A costs.

Corporate – Corporate’s operating loss increased by $6.9 million, or 75.8%, and $14.0 million, or 43.5% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to increases in stock-based compensation expense and incentive compensation costs. The increase in stock-based compensation expense was primarily due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price, and the increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plans. The increase in Corporate's operating loss for the nine months ended September 30, 2012 was also due to an increase in the U.S. pension expense.

Loss on Debt Extinguishment

During the nine months ended September 30, 2012, we recognized a loss on debt extinguishment of $11.6 million related to our repurchase of our Convertible Debentures, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Interest expense	$4.8	$4.9	$14.3	$14.6
Capitalized interest	(0.4)	(0.4)	(1.1)	(0.8)
Interest income	(0.5)	(0.4)	(1.5)	(0.9)
Interest expense, net	$3.9	$4.1	$11.7	$12.9

Interest expense, net, decreased by $0.2 million, or 4.9%, for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to increased interest income due to higher short-term investment balances.

Interest expense, net, decreased by $1.2 million, or 9.3%, for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to increased capitalized interest resulting from recently-completed or ongoing capital projects and increased interest income due to higher short-term investment balances.

Income Taxes

The provision for income taxes was $9.0 million and $25.5 million for the three and nine months ended September 30, 2012, respectively, resulting in an effective tax rate of 40.4% and 31.7%, respectively. The provision for income taxes was $6.6 million and $17.9 million for the three and nine months ended September 30, 2011, respectively, resulting in an effective tax rate of 30.0% and 25.7%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2012 primarily reflects changes in our geographic mix of earnings and the impact of the discrete tax items discussed below. The increase in the effective tax rate for the nine months ended September 30, 2012 also reflects the nondeductibility of the purchase premium paid in the second quarter of 2012 related to the extinguishment of our convertible debt. During the three months ended September 30, 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we reduced our foreign tax credit deferred tax asset by $1.0 million. We also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the U.K. enacted tax rate on our deferred tax balances. In addition, during the first quarter of 2012, we recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations. During the three and nine months ended September 30, 2011, we recorded discrete tax charges of $0.7 million and $0.8 million, respectively, primarily resulting from the impact of changes in tax rates in certain foreign tax jurisdictions on our deferred tax balances.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in three companies in Mexico. Equity in net income of affiliated companies decreased by $0.1 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to start-up costs for a new production facility at Daikyo.

Net Income

Net income for the three months ended September 30, 2012 was $14.8 million, which included restructuring and related charges of $1.0 million (net of $0.1 million in tax), an increase in acquisition-related contingencies of $0.4 million (net of $0.1 million in tax) and discrete tax charges of $1.8 million. Net income for the three months ended September 30, 2011 was $16.9 million, which included restructuring and related charges of $0.6 million (net of $0.4 million in tax), an increase in acquisition-related contingencies of $0.2 million (net of $0.1 million in tax), and discrete tax charges of $0.7 million.

Net income for the nine months ended September 30, 2012 was $59.6 million, which included a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax), restructuring and related charges of $1.5 million (net of $0.3 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $0.7 million (net of $0.2 million in tax), and discrete tax charges of $2.1 million. Net income for the nine months ended September 30, 2011 was $56.7 million, which included restructuring and related charges of $2.8 million (net of $1.5 million in tax), a decrease in acquisition-related contingencies of $0.4 million, special separation benefits of $1.3 million (net of $0.8 million in tax) and discrete tax charges of $0.8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2012	2011
Net cash provided by operating activities	$117.6	$88.9
Net cash used in investing activities	93.3	84.2
Net cash provided by financing activities	26.1	3.4

Cash Flows from Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2012 was $117.6 million, an increase of $28.7 million from the same period in 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 increased primarily due to the net sales and gross profit improvements achieved in both our Packaging Systems and Delivery Systems segments.

Cash Flows from Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2012 was $93.3 million, an increase of $9.1 million from the same period in 2011. Net cash used in investing activities for the nine months ended September 30, 2012 increased primarily due to a $36.4 million increase in capital spending, to $98.4 million, for the nine months ended September 30, 2012. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and is expected to be completed in late 2012 or early 2013, with final settlement occurring by early 2013, information technology infrastructure improvements, and construction of our new compression-molding plant in China, for which we expect validation activities to begin in January 2013 and commercial production to begin towards the end of the first quarter of 2013.The capital spending increase was partially offset by a $27.6 million change related to short-term investments, as we had net sales of short-term investments of $4.8 million for the nine months ended September 30, 2012, as compared to net purchases of $22.8 million in short-term investments for the nine months ended September 30, 2011. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months.

Cash Flows from Financing Activities – Net cash provided by financing activities for the nine months ended September 30, 2012 was $26.1 million, a change of $22.7 million from the same period in 2011. On June 11, 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures. The total cash payment was $165.6 million, which included the par value of the Convertible Debentures, the purchase premium, and related transaction costs. On July 5, 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes varying in maturities from 10 – 15 years (the “Notes”). On July 30, 2012, we used a portion of our New Credit Agreement to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.
Net cash provided by financing activities for the nine months ended September 30, 2012 also included debt issuance costs of $7.4 million, which primarily consisted of the settlement payment made by us for the two forward treasury lock agreements that we entered into, and subsequently terminated, during the nine months ended September 30, 2012. See Note 4, Derivative Financial Instruments, and Note 7, Debt, for further discussion. We used cash generated from operations and net borrowings to fund our repurchase of our Convertible Debentures, working capital needs, capital expenditures and pension obligations, and to pay dividends.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$143.2	$91.8
Short-term investments	21.9	26.5
Working capital	281.7	228.8
Total debt	401.4	349.4
Total equity	717.1	654.9
Net debt-to-total invested capital	26.5%	28.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2012 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at September 30, 2012 included $129.9 million of cash held by subsidiaries outside of the United States, primarily in Germany, Singapore, Israel and Ireland, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at September 30, 2012 increased by $52.9 million, or 23.1%, during the nine months ended September 30, 2012, as compared to December 31, 2011, including an increase of $0.4 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $50.4 million, $35.7 million and $14.2 million, respectively, partially offset by an increase in total current liabilities of $32.8 million. The increased accounts receivable balance was primarily the result of the increase in net sales described above, particularly net sales outside of the United States, where payment cycles are typically longer, while the increase in current liabilities was primarily due to reclassification from other long-term liabilities of costs associated with our new corporate office and research building, which is expected to be funded within the next twelve months.

Debt and credit facilities - The $52.0 million increase in total debt at September 30, 2012, as compared to December 31, 2011, resulted from net borrowings and related debt activity of $52.4 million, partially offset by foreign exchange rate fluctuations of $0.4 million.

Our sources of liquidity include our New Credit Agreement entered into on April 27, 2012. This agreement replaces our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At September 30, 2012, we had $99.4 million in outstanding borrowings under this facility, of which $13.0 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $86.4 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. On June 11, 2012, we used our revolving credit facility to fund our repurchase of our Convertible Debentures, which is discussed further in Note 7, Debt. We had $197.3 million of borrowing capacity available under this facility at September 30, 2012. We do not expect limitations on our ability to access this source of funds.

In addition, we have a $50.0 million revolving credit facility, whose proceeds will be used to finance the acquisition of our new corporate office and research building. Construction is expected to be completed by late 2012 or early 2013, with final settlement occurring by early 2013. On the date of acquisition, the revolving loan balance will be converted to a five-year term loan. Borrowings under the loans will bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. In anticipation of this debt, we entered into a forward-start interest rate swap for a notional amount of $43.0 million, which effectively fixes the interest rate at 5.41% for the five-year period beginning January 2013. At September 30, 2012, there were no borrowings under this credit facility.

On July 5, 2012, we concluded a private placement issuance of $168.0 million in Notes. The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance have reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. In anticipation of this issuance, we entered into two treasury lock agreements for a total notional amount of $160.0 million, which were designated as cash flow hedges. On June 19, 2012, the date the pricing for the Notes was finalized, both treasury locks were terminated, resulting in a $4.6 million loss, which was reflected in accumulated other comprehensive income and which will be expensed over the life of the Notes. This loss, in addition to transaction costs incurred, increased the annual effective rate of interest on the Notes to an estimated 4.16%.

On July 30, 2012, we used a portion of our New Credit Agreement to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

Refer to Note 4, Derivative Financial Instruments, for further discussion of the interest-rate hedges mentioned above.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2012, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our New Credit Agreement, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the discount rate and the actuarial adjustment factor used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in an increase or decrease to the contingent consideration liability.

Goodwill and Certain Long-lived Assets

During the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our Delivery Systems' product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2011 Annual Report. During the three and nine months ended September 30, 2012, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2012, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2011 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three and nine months ended September 30, 2012, and the impact, if any, on our financial position or results of operations, see Note 13, New Accounting Standards.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems, including but not limited to Daikyo Crystal Zenith® (“CZ”) prefilled syringes, cartridges and vials, and the ConfiDose®, SmartDose and éris systems;

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

In addition, during the second quarter of 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the period leading up to our issuance of the Notes. On June 19, 2012, the date the pricing for the Notes was finalized, both treasury locks were terminated, resulting in a $4.6 million loss.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2011 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2012 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2012	47	$49.69	—	—
August 1 – 31, 2012	364	49.73	—	—
September 1 – 30, 2012	48	47.71	—	—
Total	459	$49.52	—	—

(1)
Includes 459 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

November 5, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1