Form 10-K
period 2012-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2013-02-27
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Pennsylvania	23-1210010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Herman O. West Drive, Exton, PA	19341-0645
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 610-594-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.25 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $1,717,810,617 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2013, there were 34,357,445 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2013	Part III

PART I

ITEM 1. BUSINESS
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

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., either directly or indirectly through its subsidiaries unless noted otherwise. Teflon® is a registered trademark of E.I. du Pont de Nemours and Company. Daikyo Crystal Zenith® (“CZ”) is a registered trademark of Daikyo Seiko, Ltd.

Throughout this report, references to “Notes” refer to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K"), unless otherwise indicated.

West Website

We maintain a website at www.westpharma.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investors - SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available to the public over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2012 fiscal year. Our 2013 Proxy Statement will be available on our website on or about March 31, 2013, under the caption Investors - Proxy Materials.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee Charters, and instructions on how to contact the Board is available on our website under the Investors - Corporate Governance caption. We intend to make any required disclosures regarding any amendments of our Code of Business Conduct or waivers granted to any of our directors or executive officers under the heading Code of Business Conduct on our website. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors - Transfer Agent/Dividend Reinvestment Program caption.

We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Vice President, General Counsel and Secretary, West Pharmaceutical Services, Inc., 530 Herman O. West Drive, Exton, PA 19341.

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

Packaging Systems consists of three operating segments - Americas, Europe and Asia Pacific - which are aggregated for reporting purposes.

Packaging Systems' products generally consist of elastomeric components offered in a variety of standard and customer-specific configurations and formulations, which are available with advanced barrier films and coatings to enhance their performance. West FluroTec barrier film is applied using a patented molding process to reduce the risk of product loss by contamination and protect the shelf life of packaged drugs. We also apply a Teflon coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-coating is a coating applied to the surface of stoppers and plungers using a patented process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-coating technologies are licensed from Daikyo Seiko, Ltd.

In addition, our Westar® RS and Westar RU post-manufacturing processes are documented and fully validated procedures for washing and siliconizing stoppers and syringe components to remove biological materials and endotoxins. The Westar RS process prepares components for introduction into the customer's sterilizer and the Westar RU process provides sterilized components. These processes increase the overall efficiency of injectable drug production by outsourcing component processing, thereby eliminating steps otherwise required in each of our customers' manufacturing processes, and help to assure compliance with the latest regulatory requirements for component preparation. We also offer Envision™ components that are inspected using automated vision inspection systems, ensuring that components (plungers and stoppers) meet enhanced quality specifications for visible and subvisible particulate and contamination.

Our recently-introduced NovaPure® components, which include serum and lyophilization stoppers and syringe plungers, incorporate quality by design principles and are manufactured utilizing advanced process technologies. The closures provide the highest levels of quality to the market, helping to ensure the safety, efficacy and purity of injectable drug products.

Our tamper-evident Flip-Off® seals are sold in a wide range of sizes and colors to meet customers' needs for product identification and differentiation. The seals can be provided using proprietary printing for cautionary statements and embossing technology that can serve as a counterfeiting deterrence.

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

See Note 5, Segment Information, for net sales information for Packaging Systems.

Delivery Systems Segment

Our Delivery Systems segment develops, manufactures and sells safety and administration systems, multi-component systems for drug administration and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. Delivery Systems has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary healthcare, administrative and advanced injection systems, including Daikyo CZ, SmartDose® and other systems. Delivery Systems has manufacturing operations in North America and Europe. See Item 2, Properties, for additional information on our manufacturing and other sites.

Delivery Systems offers a variety of products and services, which are described below:

We offer customer contract-manufacturing and assembly solutions, which use such technologies as multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly used to manufacture customer-owned components and devices used in surgical, diagnostic, ophthalmic, other drug delivery systems, personal care and consumer products.

Our administration systems include sterile devices for the administration of drug products, including patented products such as the MixJectTM transfer device, the Mix2VialTM needleless reconstitution system and vial adapters.

Examples of our safety systems that are designed to prevent needle sticks are érisTM and B.Safe® for prefilled syringes and NovaGuardTM for luer lock syringes.

The Daikyo CZ 1ml long Insert Needle syringe system is the market's first syringe system without silicone oil lubrication applied to the barrel or plunger and that incorporates an insert-molded needle to avoid the need for adhesive. The luer lock version of the Daikyo CZ syringe system was introduced previously, along with several sizes of sterile vials. Additional sizes of vials continue to be introduced. CZ technology is licensed from Daikyo Seiko, Ltd.

Our SmartDose electronic patch injector system was introduced during 2010 and is under evaluation by many biopharmaceutical companies. This system is designed for controlled, subcutaneous delivery of high volume and high viscosity drugs, using prefilled Daikyo CZ cartridges. The system is fully programmable, has a single push-button operation and a hidden needle for safety.

The ConfiDose® and SelfDoseTM auto-injector systems enhance patient compliance and safety. The needle remains shielded at all times and retracts automatically after the injection. These systems eliminate preparation steps and automate the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home.

See Note 5, Segment Information, for net sales information for Delivery Systems.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan (the "2010 plan") designed to reduce our cost structure and improve operating efficiency. The plan involved the 2011 closure of a plant in the United States, a reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations. Under this plan, we incurred total restructuring and related charges of $21.9 million, including $2.1 million in 2012. We do not expect to incur any future charges related to the 2010 plan, and the remaining restructuring obligations at December 31, 2012, will be reduced to zero as payments are made.

See Note 3, Restructuring and Other Items, for further discussion.

International

We have significant operations outside of the United States. They are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems. Sales outside of the United States account for 53% of consolidated net sales. For a geographic breakdown of sales, see Note 5, Segment Information.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

See further discussion of our international operations, the risks associated with our international operations, and our attempt to minimize some of these risks in Part I, Item 1A, Risk Factors; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; Note 1 under the captions Financial Instruments and Foreign Currency Translation;and Note 12, Derivative Financial Instruments.

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
We also rely on trade secrets, manufacturing know-how and continuing technological innovations, as well as in-licensing opportunities, to maintain and further develop our competitive position, particularly in the area of formulation development and tooling design.

Seasonality
Although our Packaging Systems business is not inherently seasonal, sales and operating profit in the second half of the year are typically lower than the first half primarily due to scheduled plant shutdowns in conjunction with our customers' production schedules and the year-end impact of holidays on production.
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
Our Delivery Systems segment sells to many of the world's largest pharmaceutical, biopharmaceutical and medical device companies and to large customers within the personal care and food-and-beverage industries. Delivery Systems components generally are incorporated into our customers' manufacturing lines for further processing or assembly.
Our products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.
Our ten largest customers accounted for 40.4% of our consolidated net sales in 2012, but none of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2012, our order backlog was $354.0 million, all of which is expected to be filled during 2013. The order backlog was $289.8 million at the end of 2011. The increase is primarily due to a lengthening of the average lead-time for sales orders, as well as sales growth for higher value products. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers. Products covered by these contracts are included in our backlog only as orders are received.
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

We spent $12.7 million in 2012, $11.6 million in 2011 and $9.8 million in 2010 on research and development for the Packaging Systems segment. The Delivery Systems segment incurred research and development costs of $20.5 million, $17.5 million, and $14.1 million in the years 2012, 2011 and 2010, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no material capital expenditures for environmental control facilities in 2012 and there are no material expenditures planned for such purposes in 2013.

Employees

As of December 31, 2012, we employed approximately 6,700 people in our operations throughout the world.

ITEM 1A. RISK FACTORS
The statements in this section describe major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this Form 10-K contains some forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and terms of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign-exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.

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

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth in the United States and Europe, may negatively affect our operating results. Examples of the effects of these continuing global economic challenges include: our suppliers' and our customers' inability to access the credit markets at commercially reasonable rates; reduction in sales due to customers decreasing their inventories in the near-term or long-term or due to liquidity difficulties; reduction in sales due to shortages of materials we purchase from our suppliers; reduction in research and development efforts and expenditures by our customers; our inability to hedge our currency and raw material risks sufficiently or at commercially reasonable prices; insolvency of suppliers or customers; inflationary pressures on our supplies or our products; and increased expenses due to growing taxation of corporate profits or revenues. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the United States or Europe weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

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

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming.  Historically, most medical devices incorporating our technologies have been subject to the FDA's 510(k) marketing approval process, which typically lasts from six to nine months.  Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. Pharmaceutical products incorporating our technologies are subject to the FDA's New Drug Application process, which typically takes a number of years to complete.  Additionally, biotechnology products incorporating our technologies are subject to the FDA's Biologics License Application process, which also typically takes a number of years to complete.  Outside of the United States, sales of medical devices and pharmaceutical or biotechnology products are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

Changes in the regulation of drug products and devices may increase competitive pressure and adversely affect our business.

An effect of the governmental regulation of our customers' drug products, devices, and manufacturing processes is that compliance with regulations makes it costly and time-consuming for customers to substitute or replace components and devices produced by one supplier with those from another. The regulation of our customers' products that incorporate our components and devices has increased over time. If the applicable regulations were to be modified in a way that reduced the cost and time involved for customers to substitute one supplier's components or devices for those made by another, it is likely that the competitive pressure would increase and adversely affect our sales and profitability.

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

We conduct business in most of the major pharmaceutical markets in the world. Virtually all of the international sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant fluctuations in the amount of those sales or earnings. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity's local currency. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen. In order to reduce our exposure to fluctuations in certain exchange rates, we have entered, and expect to enter, into hedging arrangements, including the use of financial derivatives. There can be no certainty that we will be able to enter into or maintain effective hedges of currency risks, which could have a significant effect on our financial condition and operating results.

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

We have historically engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors including our ability to obtain financing on acceptable terms, and to comply with the restrictions contained in our debt agreements. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations or other strategic investments; the diversion of management's attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

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

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so on a timely basis could disrupt the operations of the unit affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

The uncertain effects of potential climate change legislation could lead to significantly increased costs.

If legislation or regulations are enacted or promulgated in the United States, Europe or Asia or any other jurisdictions in which we do business that limit or reduce allowable greenhouse gas emissions and other emissions, such restrictions could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions, and our results of operations. Our manufacturing operations may not be able to operate as planned if we are not able to comply with new legal and regulatory legislation around climate change, or it may become too costly to operate in a profitable manner. Additionally, suppliers' added expenses could be passed on to us in the form of higher prices and we may not be able to pass on such expenses to our customers through price increases.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. The PPACA also imposes significant new taxes on medical device makers in the form of an excise tax on all U.S. medical device sales (as defined under the regulations). These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our customers' products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of West's products is uncertain at this time.  Our sales depend, in part, on the extent to which pharmaceutical companies and healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the United States (as part of the PPACA) or abroad (for example, those under consideration in France, Germany, Italy and the United Kingdom) could significantly reduce reimbursement for our customers products, which could in turn reduce the demand for our products.

The full effects of the PPACA cannot be known until all of the provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially impact our business over time.

No assurance can be given that we will continue to pay or declare dividends.

We have historically paid dividends. However, there can be no assurance that we will pay or declare dividends in the future. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our Board of Directors each quarter after its review of our then-current strategy, applicable debt covenants and financial performance and position, among other things. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position; inability to declare a dividend in compliance with applicable laws or debt covenants; an increase in our cash needs or decrease in available cash; and the business judgment of the Board of Directors that a declaration of a dividend is not in the Company's best interests.

Our results of operations and earnings may not meet guidance or expectations.

We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

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

Unauthorized access to our or our customers' information and systems could negatively impact our business.

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in financial or information losses and/or reputational harm. If we cannot prevent the unauthorized access, release and/or corruption of our or our customers' confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.

If we fail to comply with our obligations under our distributorship or license agreements with Daikyo or we are unable to renew these agreements on the same or substantially similar terms, we could lose license rights that are important to our business.

Key value-added and proprietary products and processes are licensed from our affiliate, Daikyo Seiko, Ltd., including but not limited to Daikyo CZ, FluroTec and B2-coating technologies. Our rights to these products and processes are licensed pursuant to agreements that expire in 2017. Part of our long-term strategy is dependent upon these rights. If we fail to renew these agreements, or if the agreements are terminated early because we fail to satisfy our obligations, our business could be adversely impacted.

ITEM IB. UNRESOLVED STAFF COMMENTS

As of the filing of this Form 10-K, there were no unresolved comments from the Staff of the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 530 Herman O. West Drive, Exton, Pennsylvania. This building also houses our North American sales and marketing, administrative support and customer service functions, as well as laboratories.

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems	Contract Analytical Laboratory:
Manufacturing:	North American Operations
North American Operations	United States
United States	Exton, PA
Clearwater, FL (1)
Jersey Shore, PA	Mold-and-Die Tool Shops:
Kearney, NE	North American Operations
Kinston, NC	United States
Lititz, PA	Upper Darby, PA (2)
St. Petersburg, FL (1)
European Operations
South American Operations	England
Brazil	Bodmin (2)
Sao Paulo
Delivery Systems
European Operations	Manufacturing:
Denmark	North American Operations
Horsens	United States
Frankfort, IN (2)
England	Grand Rapids, MI
St. Austell	Phoenix, AZ (2)
Scottsdale, AZ (2)(3)
France	Tempe, AZ (2)
Le Nouvion	Williamsport, PA

Germany	Puerto Rico
Eschweiler (1)	Cayey
Stolberg
European Operations
Serbia	France
Kovin	Le Vaudreuil (2)

Asia Pacific Operations	Ireland
China	Dublin (2)
Qingpu
Mold-and-Die Tool Shop:
Singapore	European Operations
Jurong	Denmark
Roskilde (2)

(1)	This manufacturing facility is also used for research and development activities.

(2)	This facility is leased in whole or in part.

(3)	This manufacturing facility is also used for mold and die production.

Our Delivery Systems segment leases facilities located in Israel and Athens, Texas for research and development, as well as other activities. Sales offices in various locations are leased under short-term arrangements.

During the last few years, we have increased our plant capacity. As part of this effort, we continue to move forward in establishing a manufacturing presence in the People's Republic of China. During 2009, we completed construction of our China plastic components facility and started commercial production. In June 2011, we commenced ground-breaking activities for our new compression-molding plant in China, with commercial production expected to begin in the second quarter of 2013. In August 2012, we hosted a ground-breaking ceremony for our new rubber and metal manufacturing facility in India, with commercial production of metal components expected to begin in the first quarter of 2014 and other products to follow in 2015 and 2016.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Executive officers are elected by the board of directors annually at the regular meeting of the board of directors following the Annual Meeting of Shareholders.

Name	Age	Position
Michael A. Anderson	57
Vice President and Treasurer since June 2001. He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	53
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

William J. Federici	53
Vice President and Chief Financial Officer since joining the Company in August 2003. He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and prior thereto, an audit partner with Arthur Andersen, LLP.

John R. Gailey III	58	Vice President since December 1995, General Counsel since May 1994 and Secretary since December 1991. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Jeffrey C. Hunt	54
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

Heino Lennartz	47
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

Richard D. Luzzi	61
Vice President, Human Resources since June 2002. He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Daniel Malone	51
Vice President and Corporate Controller since August 2011. He was Vice President of Finance, Pharmaceutical Packaging Systems Americas Region from September 2008 to August 2011 and Director of Financial and Management Reporting from October 1999 to September 2008.

Karen A. Flynn	50
President, Pharmaceutical Packaging Systems Americas Region since June 2012. She was Vice President, Sales from May 2008 to June 2012. From 2000 to 2008, she worked in Sales Management, most recently as Vice President, Global Accounts, for Catalent (formerly known as Cardinal Health). Prior thereto, she held various positions at West, including Quality, Research and Development, and Sales.

Donald E. Morel, Jr., Ph.D.	55
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002. He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002. He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John Paproski	56
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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WST.” The high and low prices for our common stock as reported by the NYSE for the periods indicated were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2012	43.01	37.35	50.49	39.30	53.48	46.87	56.02	50.50	56.02	37.35
2011	44.90	38.76	47.96	41.90	46.56	36.87	41.50	35.50	47.96	35.50

As of January 31, 2013, we had 987 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.17 per share in each of the first three quarters of 2011; $0.18 per share in the fourth quarter of 2011 and each of the first three quarters of 2012; and $0.19 per share in the fourth quarter of 2012.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2012 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2012	73	$53.03	—	—
November 1 – 30, 2012	160,219	54.21	—	—
December 1 – 31, 2012	14,484	54.96	—	—
Total	174,776	$54.28	—	—

(1)
Includes 522 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 127,649 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Omnibus Incentive Compensation Plan (the "2011 Plan").

(3)	Includes 46,605 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on option exercises, as part of the 2011 Plan.

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2012. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 2007 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Net sales	$1,266.4	$1,192.3	$1,104.7	$1,055.7	$1,051.1
Operating profit	135.1	109.6	90.7	97.5	124.1
Net income	80.7	75.5	65.3	72.6	86.6
Less: net income attributable to noncontrolling interests	—	—	—	—	0.6
Net income attributable to common shareholders	$80.7	$75.5	$65.3	$72.6	$86.0
Net income per share attributable to common shareholders from continuing operations:
Basic (1)	$2.37	$2.24	$1.96	$2.21	$2.65
Diluted (2)	2.30	2.16	1.89	2.12	2.50
Weighted average common shares outstanding	34.0	33.7	33.3	32.8	32.4
Weighted average shares assuming dilution	35.9	37.0	36.7	36.3	36.1
Dividends declared per common share	$0.74	$0.70	$0.66	$0.62	$0.58
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$161.9	$91.8	$110.2	$83.1	$87.2
Working capital	295.5	228.8	266.9	226.1	207.1
Total assets	1,564.0	1,399.1	1,294.3	1,271.0	1,168.7
Total invested capital:
Total debt	411.5	349.4	358.4	379.6	386.0
Total equity	728.9	654.9	625.7	579.1	487.1
Total invested capital	$1,140.4	$1,004.3	$984.1	$958.7	$873.1
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	30.6%	28.5%	28.8%	28.8%	28.8%
Operating profitability (b)	10.7%	9.2%	8.2%	9.2%	11.8%
Effective tax rate	30.2%	25.3%	18.3%	16.2%	21.6%
Return on invested capital (c)	8.8%	8.2%	7.6%	8.9%	11.1%
Net debt-to-total invested capital (d)	25.5%	28.2%	28.4%	33.9%	38%
Research and development expenses	$33.2	$29.1	$23.9	$19.9	$18.7
Operating cash flow	187.4	130.7	138.3	137.7	135.0
Stock price range	$56.02-37.35	$47.96-35.50	$44.84-32.74	$41.77-27.85	$52.00-29.52

(1) Based on weighted average common shares outstanding.

(2) Based on weighted average shares, assuming dilution.

(3) Performance measurements represent indicators commonly used in the financial community. They are not measures of financial performance under U.S. generally accepted accounting principles ("U.S. GAAP").

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

Factors affecting the comparability of the information reflected in the selected financial data:

▪
Net income in 2012 included the impact of restructuring and related charges of $1.4 million (net of $0.7 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $1.0 million (net of $0.2 million in tax), a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax) and discrete tax charges of $2.1 million.

▪
Net income in 2011 included the impact of restructuring and related charges of $3.5 million (net of $1.8 million in tax), income from the reduction of acquisition-related contingencies of $0.2 million, special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.8 million (net of $1.1 million in tax) and the recognition of income tax charges totaling $1.4 million, the majority of which resulted from changes in certain international tax rates, which changed the value of deferred tax assets and liabilities.

▪
Net income in 2010 included the impact of restructuring charges and asset impairments of $10.2 million (net of $5.7 million in tax), income from the reduction of acquisition-related contingencies of $1.6 million (net of $0.2 million in tax) and the recognition of income tax benefits totaling $1.1 million, the majority of which resulted from the reversal of liabilities for unrecognized tax benefits.

▪
Net income in 2009 included the impact of restructuring charges and asset impairments of $6.3 million (net of $3.2 million in tax) and income tax benefits totaling $6.1 million primarily relating to reversals of liabilities for unrecognized tax benefits and the identification of additional qualified R&D activities related to prior years.

▪
Net income in 2008 included a net gain on contract settlement proceeds of $2.7 million (net of $1.5 million in tax), restructuring and related charges of $1.9 million (net of $1.1 million in tax) and income tax benefits of $3.5 million, the majority of which related to the reversal of liabilities for unrecognized tax benefits.

▪	On December 29, 2008, we purchased the remaining 10% interest in our Medimop subsidiary for $8.5 million, which resulted in a $5.4 million reduction to the noncontrolling interest balance.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader's understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our consolidated financial statements and the accompanying footnotes included in Part II, Item 8 of this Form 10-K. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of this Form 10-K.

Throughout this section, references to “Notes” refer to the footnotes included in Part II, Item 8 of this Form 10-K, unless otherwise indicated.

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

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the United States in currencies other than the U.S. dollar, including 43% in Europe and 10% collectively in Asia, South America, and Israel. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar, as compared to the foreign currencies in which we conduct our business. In terms of net sales, the most significant foreign currencies are the Euro, the Danish Krone and the British Pound, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. In addition, we are exposed to Japanese Yen, as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo Seiko, Ltd. During 2012, average exchange rates were unfavorable versus the exchange rates realized in 2011, resulting in lower reported net sales and operating profit of $46.1 million and $7.7 million, respectively, versus 2011.

2012 Financial Performance Highlights

•	Net sales were $1,266.4 million, an increase of 6.2% from 2011. Excluding foreign currency effects, net sales increased by $120.2 million, or 10.1%.

•	Gross profit was $387.7 million, an increase of 14.3% from 2011, and our gross margin percentage increased by 2.1 percentage points to 30.6%.

•	We incurred restructuring and related charges of $2.1 million to complete the plan announced in December 2010.

•	Reported operating profit for 2012 was $135.1 million, an increase of 23.3% from 2011.

•
In June 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures, representing 98.06% of the aggregate outstanding principal amount. The purchase price per $1,000 principal amount of the Convertible Debentures was $1,038.91. For future periods, we expect the refinancing of our Convertible Debentures to be accretive to earnings, as a result of the elimination of the dilution to earnings per share that would have occurred upon conversion.

•	Net income for 2012 was $80.7 million, or $2.30 per diluted share, compared to $75.5 million, or $2.16 per diluted share, in 2011.

•	Our financial position remains strong, with net cash provided by operating activities totaling $187.4 million in 2012.

•	Our Board of Directors approved an increase in the quarterly cash dividend from $0.18 to $0.19 per share, which began with the fourth quarter 2012 dividend.

2013 Business Outlook

Our business outlook for 2013 anticipates continued revenue improvement driven by customers moving up the product quality and value scale in Packaging Systems and increasing growth in Delivery Systems' proprietary products, as customers accelerate their pre-commercial efforts. In particular, we will continue to focus on the expansion of our high-value closure products and proprietary delivery systems, including CZ-based containment systems. We continue to believe that actions taken in recent years to increase capacity for certain products, reduce costs through restructuring and lean savings efforts, and expand into emerging markets will lead to improved profitability as global demand increases. We plan to continue funding capital projects in emerging markets for Packaging Systems and for new, proprietary products within Delivery Systems. During 2013, we expect our capital spending to be up to $150 million, for projects such as our new rubber and metal manufacturing facility in India. This amount excludes approximately $35 million associated with the construction of our new corporate office and research building, which began in 2011 and settled in February 2013. We believe that our strong financial position gives us a platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise. See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion regarding the risks associated with our operations.

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

For the purpose of aiding the comparison of our year-over-year results, we may refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. These re-measured results excluding effects from currency translation are not in conformity with U.S. GAAP and should not be used as a substitute for the related U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012/2011	2011/2010
Packaging Systems	$915.1	$857.4	$785.0	6.7%	9.2%
Delivery Systems	352.1	336.7	324.1	4.6%	3.9%
Intersegment sales elimination	(0.8)	(1.8)	(4.4)	—	—
Consolidated net sales	$1,266.4	$1,192.3	$1,104.7	6.2%	7.9%

2012 compared to 2011
Consolidated net sales increased by $74.1 million, or 6.2%, in 2012, despite an unfavorable foreign exchange impact of $46.1 million. Excluding foreign currency effects, consolidated net sales increased by $120.2 million, or 10.1%. A favorable mix of products and unit volume growth contributed 7.1 percentage points of the increase and sales price increases contributed 3.0 percentage points.

Packaging Systems – Packaging Systems’ net sales increased by $57.7 million, or 6.7%, in 2012, despite an unfavorable foreign exchange impact of $40.1 million. Excluding foreign exchange effects, net sales increased by $97.8 million, or 11.4%. A favorable mix of products and unit volume growth contributed 7.5 percentage points of the increase, and sales price increases contributed 3.9 percentage points. In addition to increases in the sales of our standard pharmaceutical packaging components, there continued to be strong growth in sales of our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes, including Westar ready-to-use components, FluroTec-coated closures, and the Envision line of vision-inspected components.

Delivery Systems – Delivery Systems’ net sales increased by $15.4 million, or 4.6%, in 2012, despite an unfavorable foreign exchange impact of $6.0 million. Excluding foreign exchange effects, net sales increased by $21.4 million, or 6.4%. A favorable mix of products and unit volume growth contributed 5.8 percentage points of the increase, and sales price increases contributed 0.6 percentage points. Our sales increases during 2012 were led by an increase in healthcare-related contract manufacturing revenue and higher sales of our proprietary administration systems and éris safety syringe product lines, partially offset by a decline in consumer product sales.

2011 compared to 2010
Consolidated net sales increased by $87.6 million, or 7.9%, in 2011, including a favorable foreign exchange impact of $30.2 million. Excluding foreign currency effects, consolidated net sales increased by $57.4 million, or 5.2%. Sales volume contributed 3.9 percentage points of the increase and sales price increases contributed 1.3 percentage points of the increase.

Packaging Systems – Packaging Systems’ net sales increased by $72.4 million, or 9.2%, in 2011, including a favorable foreign exchange impact of $27.2 million. Excluding foreign exchange effects, net sales increased by $45.2 million, or 5.8%. Increased demand for pharmaceutical packaging components, primarily in our Europe and Asia regions, contributed 3.6 percentage points of the increase, and sales price increases contributed 2.2 percentage points of the increase. In 2011, there was strong growth in sales of our high-value pharmaceutical packaging products, including the recently-introduced Envision line of vision-inspected components, Daikyo and Daikyo RSV (ready-to-sterilize validated) products, and Westar-processed and coated closures.

Delivery Systems – Delivery Systems’ net sales increased by $12.6 million, or 3.9%, in 2011, including a favorable foreign exchange impact of $3.0 million. Excluding foreign exchange effects, net sales increased by $9.6 million, or 3.0%. A favorable mix of products and sales volume contributed 3.8 percentage points of the increase, partially offset by lower sales prices of 0.8 percentage points. The majority of the sales growth resulted from increased sales of contract-manufactured healthcare devices and proprietary administration systems during 2011. Despite sales price increases to offset the increased cost of plastic resin, overall sales prices were lower, due to scheduled price reductions under certain contract-manufacturing agreements.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012/2011	2011/2010
Packaging Systems:
Gross Profit	$318.4	$276.5	$258.0	15.2%	7.2%
Gross Margin	34.8%	32.2%	32.9%
Delivery Systems:
Gross Profit	$69.3	$62.8	$60.1	10.4%	4.5%
Gross Margin	19.7%	18.6%	18.5%
Consolidated Gross Profit	$387.7	$339.3	$318.1	14.3%	6.7%
Consolidated Gross Margin	30.6%	28.5%	28.8%

2012 compared to 2011
Consolidated gross profit increased by $48.4 million, or 14.3%, in 2012, despite an unfavorable foreign exchange impact of $12.7 million. Consolidated gross margin increased by 2.1 percentage points in 2012, primarily as a result of sales price increases and a favorable mix of products sold, all of which increased the consolidated gross margin by 3.6 percentage points. Improved production and volume-related efficiencies also increased our consolidated gross margin by 0.6 percentage points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 0.9 percentage points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 1.2 percentage points.

Packaging Systems – Packaging Systems’ gross profit increased by $41.9 million, or 15.2%, in 2012, despite an unfavorable foreign exchange impact of $12.1 million. Packaging Systems’ gross margin increased by 2.6 percentage points in 2012, primarily as a result of sales price increases and a favorable mix of products sold, all of which increased Packaging Systems’ gross margin by 4.4 percentage points. Improved production and volume-related efficiencies also increased Packaging Systems’ gross margin by 0.5 percentage points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.3 percentage points and 1.0 percentage points, respectively.

Delivery Systems – Delivery Systems’ gross profit increased by $6.5 million, or 10.4%, in 2012, despite an unfavorable foreign exchange impact of $0.6 million. Delivery Systems’ gross margin increased by 1.1 percentage points in 2012. Production efficiencies and favorable raw material prices contributed 1.0 percentage points and 0.4 percentage points of the increase, respectively, partially offset by the net impact of wage, benefit and other cost increases in excess of our sales price increases.

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

Packaging Systems – Packaging Systems’ gross profit increased by $18.5 million, or 7.2%, in 2011, including a favorable foreign exchange impact of $7.5 million. Packaging Systems’ gross margin decreased by 0.7 percentage points in 2011, primarily due to the impact of increased raw material costs, which reduced Packaging Systems’ gross margin by 2.5 percentage points. Sales price increases and a temporary raw material surcharge partially offset the impact from higher raw material costs and other inflationary increases. Improved production efficiencies contributed 1.4 percentage points to the change in Packaging Systems’ gross margin.

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

Research and Development (“R&D”) Costs

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012/2011	2011/2010
R&D costs	$33.2	$29.1	$23.9	14.1%	21.8%

2012 compared to 2011
R&D costs increased by $4.1 million, or 14.1%, in 2012, primarily as a result of development work on the SmartDose electronic patch injector system and increased investment in next-generation packaging components.

2011 compared to 2010
R&D costs increased by $5.2 million, or 21.8%, in 2011, primarily as a result of development work on the SmartDose electronic patch injector system, as well as continued development and validation activities for new advanced packaging and ready-to-use components and formulations.

Selling, General and Administrative (“SG&A”) Costs

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012/2011	2011/2010
SG&A costs	$218.1	$191.1	$187.7	14.1%	1.8%
SG&A as a % of net sales	17.2%	16.0%	17.0%

2012 compared to 2011
SG&A costs increased by $27.0 million, or 14.1%, in 2012, primarily due to increases in stock-based compensation expense, incentive compensation costs, information technology costs and U.S. pension expense, all of which were partially offset by foreign currency translation effects, which decreased SG&A costs by $4.6 million. The increase in stock-based compensation expense was primarily due to increased performance-based achievement levels and the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price. The increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plans. In 2012, we also incurred incremental depreciation expense related to new information technology projects, as well as incremental depreciation expense and supply and utility costs related to our new corporate office and research building.

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

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Year Ended December 31,
($ in millions) Expense (income)	2012	2011	2010
Segments	$(5.1)	$1.6	$1.9
Corporate and other unallocated items:
Corporate	(0.3)	(0.1)	(0.2)
Restructuring and related charges	2.1	5.3	15.9
Impairment charge	3.4	—	—
Special separation benefits	—	2.9	—
Acquisition-related contingencies	1.2	(0.2)	(1.8)
Consolidated restructuring and other items	$1.3	$9.5	$15.8

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

During 2012, segment results also included development income of $6.5 million primarily attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems’ customer.

Restructuring and related charges - During 2012, we incurred restructuring and related charges of $2.1 million to complete the 2010 plan. Charges incurred during 2012 included facility closure costs and employee severance and benefits associated with a reduction in operations at a manufacturing facility in England, as well as facility closure costs associated with the 2011 closure of a plant in the United States. During 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred during 2012 were reductions to certain previously-recorded obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant. We do not expect to incur any future charges related to the 2010 plan, and the remaining restructuring obligations at December 31, 2012 will be reduced to zero as payments are made.

During 2011, we incurred restructuring and related charges of $5.3 million associated with the 2010 plan. Charges associated with the plan in 2011 were primarily associated with the 2011 closure of a plant in the United States, a reduction of operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations.

During 2010, we incurred restructuring and related charges of $15.9 million, comprised of employee severance and benefits of $10.5 million, fixed asset impairment charges of $4.4 million, and fixed asset relocation costs and other related charges of $1.0 million. The majority of these charges related to the 2010 plan, which was designed to reduce our cost structure and improve operating efficiency.

Impairment charge – During 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our Delivery Systems’ product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

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

Acquisition-related contingencies – During 2012 and 2011, we increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system ("SmartDose contingent consideration") by $1.2 million and $0.5 million, respectively, due to fair value adjustments. During 2011 and 2010, we reduced the liability for contingent consideration related to our July 2009 acquisition of the eris safety syringe system (“éris contingent consideration”)by $0.8 million and $1.8 million, respectively, bringing the liability balance to zero. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

See Note 3, Restructuring and Other Items, for further discussion.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Segments:
Packaging Systems	$187.5	$152.6	$139.3
Delivery Systems	18.4	9.8	9.7
Corporate and other unallocated items:
Corporate	(64.1)	(44.8)	(44.2)
Other unallocated expense	(6.7)	(8.0)	(14.1)
Consolidated operating profit	$135.1	$109.6	$90.7

2012 compared to 2011
Consolidated operating profit increased by $25.5 million, or 23.3%, in 2012, despite an unfavorable foreign exchange impact of $7.7 million. Consolidated operating profit increased primarily due to the increase in consolidated gross profit described above and the decrease in restructuring and other items previously described, both of which were partially offset by the increases in R&D and SG&A costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $34.9 million, or 22.9%, in 2012, despite an unfavorable foreign exchange impact of $7.5 million. Packaging Systems’ operating profit increased primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by increases in R&D and SG&A costs.

Delivery Systems – Delivery Systems’ operating profit increased by $8.6 million, or 87.8%, in 2012, despite an unfavorable foreign exchange impact of $0.2 million. Delivery Systems’ operating profit increased primarily due to the increase in Delivery Systems’ gross profit described above and the recognition of development income primarily attributable to services provided to, and the reimbursement of certain costs from, a Delivery Systems' customer, both of which were partially offset by increases in R&D and SG&A costs.

Corporate – Corporate’s operating loss increased by $19.3 million, or 43.1%, in 2012, primarily due to increases in stock-based compensation expense, incentive compensation costs and U.S. pension expense. The increase in stock-based compensation expense was primarily due to increased performance-based achievement levels and the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price. The increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plans. In 2012, we also incurred incremental depreciation expense related to new information technology projects, as well as incremental depreciation expense and supply and utility costs related to our new corporate office and research building.

2011 compared to 2010
Consolidated operating profit increased by $18.9 million, or 20.8%, in 2011, including a favorable foreign exchange impact of $4.5 million. Consolidated operating profit increased primarily due to the increase in consolidated gross profit described above and the decrease in restructuring and other items previously described, both of which were partially offset by the increases in R&D costs and SG&A costs described above.

Packaging Systems – Packaging Systems’ operating profit increased by $13.3 million, or 9.5%, in 2011, including a favorable foreign exchange impact of $4.3 million. Packaging Systems’ operating profit increased primarily due to the increase in Packaging Systems’ gross profit described above, partially offset by an increase in R&D costs primarily due to continued development and validation activities for new advanced packaging and ready-to-use components and formulations.

Delivery Systems – Delivery Systems’ operating profit increased by $0.1 million, or 1.0%, in 2011. Delivery Systems’ operating profit increased primarily due to the increase in Delivery Systems’ gross profit described above, while its R&D costs increased primarily as a result of development work on the SmartDose electronic patch injector system.

Loss on Debt Extinguishment

During the year ended December 31, 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to our repurchase of our Convertible Debentures, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Interest expense	$18.6	$19.3	$17.7
Capitalized interest	(1.9)	(1.1)	(0.9)
Interest income	(1.8)	(1.3)	(0.6)
Interest expense, net	$14.9	$16.9	$16.2

2012 compared to 2011
Interest expense, net, decreased by $2.0 million, or 11.8%, in 2012, primarily due to increased capitalized interest resulting from recently-completed or ongoing capital projects, as well as the impact of the retirement at maturity of our $50.0 million Series A floating rate notes and the expiration of the related interest rate swap agreement, which we financed under our lower-rate senior unsecured, multi-currency revolving credit facility agreement (the "New Credit Agreement"). See Note 11, Debt, for further discussion of the New Credit Agreement.

2011 compared to 2010
Interest expense, net, increased by $0.7 million, or 4.3%, in 2011, primarily due to increased amortization of debt-issue costs resulting from the June 2010 refinancing of our revolving credit facility and bank fees related to the construction and acquisition of our new corporate office and research building.

Income Taxes

The provision for income taxes was $32.7 million, $23.5 million and $13.6 million for the years 2012, 2011 and 2010, respectively, resulting in effective tax rates of 30.2%, 25.3% and 18.3%, respectively. The increase in the effective tax rate for 2012 primarily reflects changes in our geographic mix of earnings, the impact of the discrete tax items discussed below, and the nondeductibility of the purchase premium paid in 2012 related to the extinguishment of our convertible debt. The increase in the effective tax rate for 2012 also reflects the absence of a Research and Development tax credit in 2012, as the tax credit expired in 2011 and was not reinstated until the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) in January 2013. In accordance with U.S. GAAP, although the Act retroactively reinstated the tax credit for two years, from January 1, 2012 through December 31, 2013, the credit will not be taken into account for financial reporting purposes until the first quarter of 2013. Had the Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%. The increase in the effective tax rate for 2011 primarily reflects the higher 2011 pretax income levels and geographic mix of earnings generated by the lower level of restructuring costs in the United States and our increased earnings in Europe and Asia, as well as the impact of the discrete tax items discussed below.
During 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we reduced our foreign tax credit deferred tax asset by $1.0 million. We also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the U.K. enacted tax rate on our deferred tax balances and recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.

During 2011, we recorded $1.4 million in net discrete tax charges from changes in international tax rates that affected our deferred tax carrying values.

During 2010, we recognized $1.1 million in net discrete tax benefits primarily from the resolution of tax contingencies due to the expiration of open periods in various jurisdictions and the closing of a tax audit.

As of December 31, 2012, we had $6.8 million of total gross unrecognized tax benefits, of which $6.6 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $2.0 million during the next twelve months, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $4.8 million, $6.3 million, and $4.4 million for the years 2012, 2011 and 2010, respectively. Equity in net income of affiliated companies decreased by $1.5 million, or 23.8%, in 2012, primarily due to start-up costs for a new production facility and increased SG&A costs at Daikyo. Equity in net income of affiliated companies increased by $1.9 million, or 43.2%, in 2011, primarily due to increased gross profit reported by Daikyo on higher sales of their pharmaceutical packaging products and specialty products.

Purchases from affiliates totaled $75.2 million in 2012, $66.4 million in 2011, and $49.3 million in 2010, the majority of which related to a distributorship agreement with Daikyo which allows us to purchase and re-sell Daikyo products. Sales to affiliates were $3.5 million, $4.5 million and $2.4 million in 2012, 2011, and 2010, respectively.

Net Income

Net income in 2012 was $80.7 million, or $2.30 per diluted share, compared to $75.5 million, or $2.16 per diluted share, in 2011. Our 2012 results included the impact of restructuring and related charges of $1.4 million (net of $0.7 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $1.0 million (net of $0.2 million in tax), a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax) and discrete tax charges of $2.1 million.
Net income in 2011 was $75.5 million, or $2.16 per diluted share, compared to $65.3 million, or $1.89 per diluted share, in 2010. Our 2011 results included the impact of restructuring and related charges of $3.5 million (net of $1.8 million in tax), income from the reduction of acquisition-related contingencies of $0.2 million, special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.8 million (net of $1.1 million in tax) and net discrete tax charges of $1.4 million.
Net income in 2010 was $65.3 million, or $1.89 per diluted share, compared to $72.6 million, or $2.12 per diluted share, in 2009. Our 2010 results included the impact of restructuring charges and asset impairments of $10.2 million (net of $5.7 million in tax), income from the reduction of acquisition-related contingencies of $1.6 million (net of $0.2 million in tax) and net discrete tax benefits of $1.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2012	2011	2010
Net cash provided by operating activities	$187.4	$130.7	$138.3
Net cash used in investing activities	(116.0)	(120.5)	(74.0)
Net cash used in financing activities	(3.4)	(24.7)	(34.0)

Net Cash Provided by Operating Activities

2012 compared to 2011
Net cash provided by operating activities was $187.4 million in 2012, an increase of $56.7 million from 2011. Net cash provided by operating activities increased in 2012 primarily due to the net sales and gross profit improvements achieved in both our Packaging Systems and Delivery Systems segments, lower restructuring payments, the collection of deposits and timing of other payments.

2011 compared to 2010
Net cash provided by operating activities was $130.7 million in 2011, a decrease of $7.6 million from 2010. Net cash provided by operating activities decreased in 2011 primarily due to increased payments made under our restructuring plans and a higher level of pension funding.

Net Cash Used in Investing Activities

2012 compared to 2011
Net cash used in investing activities was $116.0 million in 2012, a decrease of $4.5 million from 2011. Net cash used in investing activities decreased in 2012 primarily due to a $40.0 million net change in short-term investments, as we had net sales of short-term investments of $14.4 million in 2012, as compared to net purchases of short-term investments of $25.6 million in 2011. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months. The change related to short-term investments was partially offset by a $35.9 million increase in capital spending, to $131.3 million, in 2012. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, information technology infrastructure improvements, and construction of our new compression-molding plant in China, for which validation activities began in January 2013 and commercial production is expected to begin in the second quarter of 2013.

2011 compared to 2010
Net cash used in investing activities was $120.5 million in 2011, an increase of $46.5 million from 2010. Net cash used in investing activities increased in 2011 primarily due to a $24.3 million increase in capital spending and a $23.9 million increase in net purchases of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months. The majority of the increased capital spending was related to the expansion in capacity for manufacturing Daikyo Crystal Zenith syringes at our Scottsdale, AZ facility, as well as construction on our new compression-molding plant in China and construction of our new corporate office and research building that began in 2011.

Net Cash Used in Financing Activities

2012 compared to 2011
Net cash used in financing activities was $3.4 million in 2012, a decrease of $21.3 million from 2011. On June 11, 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures. The total cash payment was $165.6 million, which included the par value of the Convertible Debentures, the purchase premium, and related transaction costs. On July 5, 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes varying in maturities from 10 – 15 years (the “Notes”). On July 30, 2012, we used a portion of our New Credit Agreement to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

Net cash used in financing activities for 2012 included an overall increase in net revolving credit facility borrowings from 2011 and debt issuance costs of $7.5 million, which primarily consisted of the settlement payment made by us for the two forward treasury lock agreements that we entered into, and subsequently terminated, during 2012. See Note 12, Derivative Financial Instruments, and Note 11, Debt, for further discussion. We used cash generated from operations and net borrowings to fund our repurchase of our Convertible Debentures, working capital needs, capital expenditures and pension obligations, and to pay dividends.

We paid cash dividends totaling $24.9 million ($0.73 per share) and $23.2 million ($0.69 per share) during 2012 and 2011, respectively.

2011 compared to 2010
Net cash used in financing activities was $24.7 million in 2011, a decrease of $9.3 million from 2010. Net cash used in financing activities decreased in 2011 primarily due to a reduction in net revolving credit facility repayments from 2010. In December 2011, through a series of intercompany dividends from our international subsidiaries to the United States, we repatriated cash, which was subsequently used to pay down some of our outstanding debt, for general corporate purposes, and to increase our U.S. cash reserves.

We paid cash dividends totaling $23.2 million ($0.69 per share) and $21.7 million ($0.65 per share) during the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$161.9	$91.8
Short-term investments	$12.4	$26.5
Working capital	$295.5	$228.8
Total debt	$411.5	$349.4
Total equity	$728.9	$654.9
Net debt-to-total invested capital	25.5%	28.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2012 consisted of cash held in cash depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2012 included $150.1 million of cash held by subsidiaries outside of the United States, primarily in Germany, Israel, Singapore, and Ireland, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at December 31, 2012 increased by $66.7 million, or 29.2%, during 2012, including an increase of $2.5 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $68.0 million, $25.7 million and $8.9 million, respectively, partially offset by an increase in total current liabilities of $15.9 million. The increased accounts receivable balance was primarily the result of the increase in net sales described above, particularly net sales outside of the United States, where payment cycles are typically longer, while the increase in current liabilities was primarily due to increases in accounts payable, accrued salaries, wages and benefits and other current liabilities, all of which were partially offset by a decrease in notes payable and other current debt. Working capital also increased during 2012 as a result of the reclassification of the obligations associated with our new corporate office and research building as of December 31, 2012 from current liabilities to long-term debt as of December 31, 2012, as described in more detail below.

Debt and credit facilities - The $62.1 million increase in total debt at December 31, 2012, as compared to December 31, 2011, resulted from net borrowings and related debt activity of $60.3 million and foreign exchange rate fluctuations of $1.8 million.

Our sources of liquidity include our New Credit Agreement entered into on April 27, 2012. This agreement replaces our prior $225.0 million revolving credit facility, which was scheduled to expire in June 2014. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At December 31, 2012, we had $71.5 million in outstanding borrowings under this facility, of which $5.7 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $65.8 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. On June 11, 2012, we used our revolving credit facility to fund our repurchase of our Convertible Debentures, which is discussed further in Note 11, Debt. We had $224.9 million of borrowing capacity available under this facility at December 31, 2012. We do not expect limitations on our ability to access this source of funds.

In addition, we have a $50.0 million revolving credit facility. In February 2013, we borrowed $42.8 million under this facility, primarily to finance the construction and acquisition of our new corporate office and research building. Construction was completed and settlement occurred in February 2013, at which point the revolving loan balance converted to a five-year term loan. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. In anticipation of this debt, in 2011, we entered into a forward-start interest rate swap which effectively fixes the interest rate at 5.41% for the five-year period beginning in the first quarter of 2013. As of December 31, 2012, there was $35.3 million in obligations related to the construction and acquisition of our new corporate office and research building. In accordance with U.S. GAAP, we reclassified these obligations from current liabilities to long-term debt as of December 31, 2012, as it was our intention at that time to refinance the short-term obligations on a long-term basis and we consummated the refinancing prior to the issuance of our Form 10-K.

On July 5, 2012, we concluded a private placement issuance of $168.0 million in Notes. The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance reduced indebtedness under our New Credit Agreement that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. In anticipation of this issuance, we entered into two treasury lock agreements for a total notional amount of $160.0 million, which were designated as cash flow hedges. On June 19, 2012, the date the pricing for the Notes was finalized, both treasury locks were terminated, resulting in a $4.6 million loss, which was reflected in accumulated other comprehensive income and which will be expensed over the life of the Notes. This loss, in addition to transaction costs incurred, increased the annual effective rate of interest on the Notes to an estimated 4.16%.

On July 30, 2012, we used a portion of our New Credit Agreement to repay our $50.0 million Series A floating rate notes that matured on July 28, 2012.

Refer to Note 12, Derivative Financial Instruments, for further discussion of the interest-rate hedges mentioned above.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2012, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2013.

We believe that cash on hand and cash generated from operations, together with availability under our New Credit Agreement, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in an increase or decrease to the contingent consideration liability.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2012. These obligations are not expected to have a material impact on liquidity.

		Payments Due By Period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$34.4	$26.6	$5.3	$2.5	$—
Long-term debt	410.8	32.7	25.1	146.6	206.4
Interest on long-term debt and interest rate swaps (2)	115.1	14.9	28.7	19.2	52.3
Capital lease obligations	0.7	—	—	0.7	—
Operating lease obligations	53.1	9.1	15.5	10.0	18.5
Other long-term liabilities (3)	30.8	0.4	2.3	5.1	23.0
Total contractual obligations(4)	$644.9	$83.7	$76.9	$184.1	$300.2

(1)
Our business creates a need to enter into various commitments with suppliers. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. These purchase commitments do not exceed our projected requirements and are in the normal course of business. In addition, we expect to incur $9.9 million in capital expenditures related to our new corporate office and research building during the first half of 2013.

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

(4)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. The minimum required contributions to our plans are expected to be $7.7 million in 2013. See Note 14, Benefit Plans, for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $6.8 million of total gross unrecognized tax benefits as of December 31, 2012. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $3.6 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. The accrual for insurance obligations was $9.5 million at December 31, 2012, of which $5.6 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers' site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that the required volumes will be attained. We also establish product return liabilities for customer quality claims, as we believe that we are able to reasonably estimate the amount of returns based on our substantial historical experience.

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

During 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our Delivery Systems' product lines. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded, $3.2 million of which was for the related assembly equipment. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment as part of the reporting unit to which it belongs. Our reporting units are the same as, or one level below, our operating segments. The goodwill impairment test first requires a comparison of the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, a second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. No impairment in the carrying value of our reporting units was evident as a result of our annual review of goodwill. With the exception of our Delivery Systems' Americas reporting unit, which had a fair value in excess of its carrying value by 20% and which is largely dependent on the continued and anticipated demand for certain of its products, including Daikyo Crystal Zenith products, each of our reporting units whose assets included goodwill had a fair value in excess of its respective carrying value by at least 40%. At December 31, 2012, the goodwill associated with the Delivery Systems' Americas reporting unit equaled $31.9 million, or 28.4% of our total goodwill.

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset, and any excess carrying value would represent an impairment. Fair values are determined using discounted cash flow analyses. Changes in the estimate of fair value could have a material impact on our future results of operations and financial position. No impairment was evident as a result of our annual review of indefinite-lived intangible assets.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable.

As discussed above, during 2012, an impairment charge of $3.4 million was recorded as the estimated fair value of one of our Delivery Systems' product lines no longer exceeded the carrying value of the related assembly equipment and intangible asset. The impairment charge for the intangible asset was $0.2 million. See above for further discussion.

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

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.5 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.5 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2012 was $112.2 million, compared to $106.6 million at December 31, 2011. Our underfunded balance for other postretirement benefits was $26.0 million at December 31, 2012, compared to $21.7 million at December 31, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. We also have a 500.0 million Yen-denominated note payable which has been designated as a hedge of our net investment in our Japanese affiliate. At December 31, 2012, a cumulative foreign currency translation loss on these net investment hedges of $4.9 million (net of tax of $3.1 million) was recorded within accumulated other comprehensive income.

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

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2013	2014	2015	2016	2017	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:
Euro denominated	$26.9	—	—	—	—	—	$26.9	$26.9
Average interest rate - fixed	4.2%
U.S. dollar denominated	0.1	—	—	—	—	—	0.1	0.1
Average interest rate - fixed	8.4%
U.S. dollar denominated	5.7	—	—	—	—	—	5.7	5.7
Average interest rate - variable	1.7%
Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)	—	—	25.0	—	60.0	35.3	120.3	119.7
Average interest rate - variable			1.2%		1.7%	5.4%
U.S. dollar denominated	—	0.1	—	—	—	171.1	171.2	172.4
Average interest rate - fixed		8.4%				3.9%
Euro denominated	—	—	—	81.5	—	—	81.5	88.1
Average interest rate - fixed				4.4%
Yen denominated	—	—	—	—	5.8	—	5.8	5.8
Average interest rate - variable					1.6%

(1) As of December 31, 2012, we have two interest rate swap agreements outstanding. The first agreement is designed to protect against volatility in variable interest rates payable on our $25.0 million senior floating rate notes maturing July 28, 2015 (“Series B Notes”). During the first quarter of 2013, we borrowed $42.8 million pursuant to a five-year term loan with a variable interest rate. In anticipation of this debt, in 2011, we entered into a forward-start interest rate swap to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning in the first quarter of 2013. At December 31, 2012, these agreements had a fair value of $8.6 million, unfavorable to the Company, which was recorded as a noncurrent liability. Refer to Note 12, Derivative Financial Instruments, for additional information on these interest rate hedges.

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

In May 2012, we purchased a series of call options intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through October 2012, by capping our cost of the crude oil component of elastomer prices. This allows us to limit our exposure to increasing petroleum prices. These call options were not designated as hedging instruments. As of December 31, 2012, there were no options outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2012, 2011 and 2010
(In millions, except per share data)

	2012	2011	2010
Net sales	$1,266.4	$1,192.3	$1,104.7
Cost of goods and services sold	878.7	853.0	786.6
Gross profit	387.7	339.3	318.1
Research and development	33.2	29.1	23.9
Selling, general and administrative expenses	218.1	191.1	187.7
Restructuring and other items (Note 3)	1.3	9.5	15.8
Operating profit	135.1	109.6	90.7
Loss on debt extinguishment	11.6	—	—
Interest expense	16.7	18.2	16.8
Interest income	1.8	1.3	0.6
Income before income taxes	108.6	92.7	74.5
Income tax expense	32.7	23.5	13.6
Equity in net income of affiliated companies	4.8	6.3	4.4
Net income	$80.7	$75.5	$65.3

Net income per share:
Basic	$2.37	$2.24	$1.96
Diluted	$2.30	$2.16	$1.89

Weighted average shares outstanding:
Basic	34.0	33.7	33.3
Diluted	35.9	37.0	36.7

Dividends declared per share	$0.74	$0.70	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2012, 2011 and 2010
(In millions)

	2012	2011	2010
Net income	$80.7	$75.5	$65.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.0	(11.8)	(13.0)
Defined benefit pension and other postretirement plans:
Prior service credit arising during period, net of tax of $2.0	—	—	3.2
Net actuarial loss arising during period, net of tax of $(6.2), $(17.9) and $(2.6)	(13.2)	(30.1)	(5.0)
Curtailment arising during period, net of tax of $(0.2)	—	(0.4)	—
Settlement effects arising during period, net of tax of $0.3	—	0.5	—
Less: amortization of actuarial loss, net of tax of $2.8, $2.2 and $2.1	5.7	3.8	3.4
Less: amortization of prior service credit, net of tax of $(0.5), $(0.5) and $(0.4)	(0.8)	(0.9)	(0.6)
Less: amortization of transition obligation	0.1	0.1	0.1
Net gains on investment securities, net of tax of $0.2, $0.2 and $0.4	0.4	0.3	0.6
Net losses on derivatives, net of tax of $(2.1), $(1.1) and $(0.2)	(3.6)	(1.7)	(0.3)
Other comprehensive loss, net of tax	(4.4)	(40.2)	(11.6)
Comprehensive income	$76.3	$35.3	$53.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2012 and 2011
(In millions, except per share data)

	2012	2011
ASSETS
Current assets:
Cash, including cash equivalents	$161.9	$91.8
Short-term investments	12.4	26.5
Accounts receivable, net	175.0	147.2
Inventories	162.2	151.8
Deferred income taxes	7.7	7.9
Other current assets	38.1	46.8
Total current assets	557.3	472.0
Property, plant and equipment	1,274.8	1,136.8
Less accumulated depreciation and amortization	605.8	543.2
Property, plant and equipment, net	669.0	593.6
Investments in affiliated companies	59.8	56.2
Goodwill	112.5	111.5
Deferred income taxes	90.3	85.1
Intangible assets, net	50.6	52.0
Other noncurrent assets	24.5	28.7
Total Assets	$1,564.0	$1,399.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$32.7	$50.1
Accounts payable	102.9	89.8
Pension and other postretirement benefits	2.8	2.3
Accrued salaries, wages and benefits	56.5	45.0
Income taxes payable	15.6	7.8
Taxes other than income	7.8	9.5
Other current liabilities	43.5	38.7
Total current liabilities	261.8	243.2
Long-term debt	378.8	299.3
Deferred income taxes	20.8	21.6
Pension and other postretirement benefits	135.4	126.0
Other long-term liabilities	38.3	54.1
Total Liabilities	835.1	744.2

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2012 and 2011	—	—
Common stock, par value $.25 per share; 50.0 million shares authorized; shares issued: 34.4 million in 2012 and 34.3 million in 2011; shares outstanding: 34.3 million in 2012 and 33.7 million in 2011	8.6	8.6
Capital in excess of par value	79.3	76.3
Retained earnings	719.9	664.5
Accumulated other comprehensive loss	(75.9)	(71.5)
Treasury stock, at cost (0.1 million shares in 2012; 0.6 million shares in 2011)	(3.0)	(23.0)
Total Equity	728.9	654.9
Total Liabilities and Equity	$1,564.0	$1,399.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2012, 2011 and 2010
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	34.3	$8.6	$72.9	1.3	$(52.1)	$569.4	$(19.7)	$579.1
Net income						65.3		65.3
Stock-based compensation			6.7					6.7
Shares issued under stock plans			(4.4)	(0.4)	12.7			8.3
Shares repurchased for employee tax withholdings				0.1	(2.1)			(2.1)
Excess tax benefit from employee stock plans			2.1					2.1
Dividends declared						(22.1)		(22.1)
Other comprehensive loss, net of tax							(11.6)	(11.6)
Balance, December 31, 2010	34.3	8.6	77.3	1.0	(41.5)	612.6	(31.3)	625.7
Net income						75.5		75.5
Stock-based compensation			8.6					8.6
Shares issued under stock plans			(13.1)	(0.5)	22.0			8.9
Shares repurchased for employee tax withholdings				0.1	(3.5)			(3.5)
Excess tax benefit from employee stock plans			3.5					3.5
Dividends declared						(23.6)		(23.6)
Other comprehensive loss, net of tax							(40.2)	(40.2)
Balance, December 31, 2011	34.3	8.6	76.3	0.6	(23.0)	664.5	(71.5)	654.9
Net income						80.7		80.7
Stock-based compensation			10.9					10.9
Shares issued under stock plans	0.1		(12.5)	(0.6)	24.4			11.9
Shares repurchased for employee tax withholdings			(0.3)	0.1	(4.4)			(4.7)
Excess tax benefit from employee stock plans			4.9					4.9
Dividends declared						(25.3)		(25.3)
Other comprehensive loss, net of tax							(4.4)	(4.4)
Balance, December 31, 2012	34.4	$8.6	$79.3	0.1	$(3.0)	$719.9	$(75.9)	$728.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2012, 2011 and 2010
(In millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$80.7	$75.5	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72.8	71.1	68.8
Amortization	4.1	4.6	4.4
Loss on debt extinguishment	11.6	—	—
Stock-based compensation	15.5	8.4	7.8
Loss (gain) on sales of equipment	1.7	(0.2)	0.7
Asset impairments	6.2	—	4.4
Deferred income taxes	5.3	2.9	(1.8)
Pension and other retirement plans, net	(2.7)	(4.5)	5.4
Equity in undistributed earnings of affiliates, net of dividends	(4.5)	(6.0)	(4.2)
Changes in assets/liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(25.7)	(25.5)	9.4
Increase in inventories	(8.9)	(9.3)	(20.7)
Decrease (increase) in other current assets	5.8	(3.1)	(3.9)
Increase (decrease) in accounts payable	5.8	24.6	(0.3)
Changes in other assets and liabilities	19.7	(7.8)	3.0
Net cash provided by operating activities	187.4	130.7	138.3
Cash flows from investing activities:
Capital expenditures	(131.3)	(95.4)	(71.1)
Acquisition of patents and other long-term assets	(0.7)	(1.4)	(2.7)
Acquisition of businesses, net of cash acquired	—	—	(3.7)
Sales of investments	45.6	15.6	8.9
Purchases of investments	(31.2)	(41.2)	(7.2)
Other, net	1.6	1.9	1.8
Net cash used in investing activities	(116.0)	(120.5)	(74.0)
Cash flows from financing activities:
Borrowings under revolving credit agreements	568.3	193.4	26.6
Repayments under revolving credit agreements	(502.6)	(199.9)	(39.8)
Debt issuance costs	(7.5)	(0.3)	(1.7)
Payment of long-term debt	(165.5)	—	—
Long-term debt borrowings	168.0	—	—
Changes in other debt	(50.3)	(0.5)	(1.1)
Dividend payments	(24.9)	(23.2)	(21.7)
Issuance of common stock from treasury	10.9	5.8	3.7
Excess tax benefit from employee stock plans	4.9	3.5	2.1
Shares repurchased for employee tax withholdings	(4.7)	(3.5)	(2.1)
Net cash used in financing activities	(3.4)	(24.7)	(34.0)
Effect of exchange rates on cash	2.1	(3.9)	(3.2)
Net increase (decrease) in cash and cash equivalents	70.1	(18.4)	27.1
Cash, including cash equivalents at beginning of period	91.8	110.2	83.1
Cash, including cash equivalents at end of period	$161.9	$91.8	$110.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.3	$18.2	$16.8
Income taxes paid, net	$16.1	$20.4	$16.5
Accrued capital expenditures	$54.3	$33.8	$7.1
Dividends declared, not paid	$6.5	$6.1	$5.7

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

Use of Estimates: The financial statements are prepared in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies in the financial statements. Actual amounts realized may differ from these estimates.

Cash and Cash Equivalents: Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with maturities of three months or less at the time of purchase.

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.5 million and $0.3 million at December 31, 2012 and 2011, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2012	2011
Finished goods	$70.9	$67.1
Work in process	23.6	19.6
Raw materials	67.7	65.1
	$162.2	$151.8

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

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the asset, and any excess carrying value would represent an impairment. Fair values are determined using discounted cash flow analyses.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers' site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that the required volumes will be attained. We also establish product return liabilities for customer quality claims, as we believe that we are able to reasonably estimate the amount of returns based on our substantial historical experience.

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

Note 2: Acquisitions

On July 1, 2010, we acquired 100% of the outstanding shares of La Model Ltd., the developer of the SmartDose electronic patch injector system. The purchase price included cash paid at closing of $2.5 million and contingent consideration with an initial fair value of $1.5 million. The purchase price allocation consisted of $3.3 million of in-process research and development intangible assets, $1.2 million of goodwill and $0.6 million of deferred tax liabilities. We evaluate the fair value of the contingent consideration obligation at each reporting date, with any increases or decreases recorded within restructuring and other items in our consolidated statements of income. The contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the life of the underlying product patent, which is 17 years, with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $7.7 million. As of December 31, 2012, the SmartDose contingent consideration obligation was $3.3 million.

Operating results for this acquired business were included within the Delivery Systems segment from the date of acquisition. Pro forma results were not presented as this acquisition was not considered material to our consolidated balance sheets or results of operations. See Note 3, Restructuring and Other Items, for further discussion of contingent consideration obligations.

Note 3:  Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2012	2011	2010
Restructuring and related charges (reversals):
Severance and post-employment benefits	$(1.2)	$2.3	$10.5
Impairments and asset write-offs	2.4	—	5.2
Other restructuring charges	0.9	3.0	0.2
Total restructuring and related charges	2.1	5.3	15.9

Impairment charge	3.4	—	—
Development income	(6.5)	—	—
Acquisition-related contingencies	1.2	(0.2)	(1.8)
Special separation benefits	—	2.9	—
Foreign exchange and other	1.1	1.5	1.7
Total restructuring and other items	$1.3	$9.5	$15.8

Restructuring and Related Charges

Total restructuring and related charges incurred during 2012 and 2011 were associated with the 2010 plan. These charges consisted of costs associated with the 2011 closure of a plant in the United States, the reduction of operations at a manufacturing facility in England and the elimination of certain operational and administrative functions at other locations. Offsetting the costs incurred during 2012 were reductions to certain previously-recorded obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant.

In addition, during 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. We incurred a total of $21.9 million in restructuring and related charges, as part of the 2010 plan. We do not expect to incur any future charges related to the 2010 plan, and the remaining restructuring obligations at December 31, 2012 will be reduced to zero as payments are made.

During 2010, we incurred charges of $14.5 million under the 2010 plan, consisting of $10.1 million in severance and post-employment benefits and $4.4 million in asset impairment charges. We also incurred $1.4 million in restructuring and related charges in connection with the 2009 restructuring program, including $0.4 million in employee severance and post-employment benefits, $0.8 million in asset disposal charges and $0.2 million in other exit costs.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2010	$10.2	$—	$10.2
Charges	2.3	3.0	5.3
Cash payments	(6.3)	(2.6)	(8.9)
Non-cash adjustments	—	0.2	0.2
Balance, December 31, 2011	$6.2	$0.6	$6.8
Charges (reversals), net	(1.2)	3.3	2.1
Cash payments	(2.6)	(1.4)	(4.0)
Non-cash adjustments	0.4	(2.5)	(2.1)
Balance, December 31, 2012	$2.8	$—	$2.8

During 2011, as a result of the closure of a plant in Montgomery, Pennsylvania, we recorded a $0.2 million net curtailment gain related to our U.S. qualified and postretirement medical plans.

Other Items

During 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our product lines in Delivery Systems. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Development income recorded during 2012 was primarily attributable to services provided to, and the reimbursement of certain research and development costs from, a Delivery Systems’ customer.

The SmartDose contingent consideration increased by $1.2 million and $0.5 million during 2012 and 2011, respectively, due to fair value adjustments. During 2011 and 2010, we reduced the éris contingent consideration by $0.8 million and $1.8 million, respectively, which resulted in a zero liability balance at December 31, 2011. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

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

Note 4:  Income Taxes

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2012, the statute of limitations for the 2008 U.S. federal tax year lapsed, leaving tax years 2009 through 2012 open to examination. For U.S. state and local jurisdictions, tax years 2007 through 2012 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2005 through 2012.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2012	2011
Balance at January 1	$6.3	$5.0
Additions for tax positions taken in the current year	0.7	1.3
Additions for tax positions of prior years	—	0.7
Reduction for expiration of statute of limitations/audits	(0.2)	(0.7)
Balance at December 31	$6.8	$6.3

In addition, we had balances in accrued liabilities for interest and penalties of $0.5 million and $0.4 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, we had $6.8 million of total gross unrecognized tax benefits, of which $6.6 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $2.0 million during the next twelve months, which would favorably impact our effective tax rate.
The components of income before income taxes are:

($ in millions)	2012	2011	2010
U.S. operations	$8.9	$15.8	$7.2
International operations	99.7	76.9	67.3
Total income before income taxes	$108.6	$92.7	$74.5

The related provision for income taxes consists of:

($ in millions)	2012	2011	2010
Current:
Federal	$—	$—	$0.6
State	0.2	—	0.2
International	27.2	20.6	14.6
Current income tax provision	27.4	20.6	15.4
Deferred:
Federal and state	3.3	2.7	(0.5)
International	2.0	0.2	(1.3)
Deferred income tax provision	5.3	2.9	(1.8)
Income tax expense	$32.7	$23.5	$13.6

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2012	2011
Deferred tax assets
Net operating loss carryforwards	$21.1	$21.7
Tax credit carryforwards	37.0	42.5
Restructuring and impairment charges	0.3	1.7
Pension and deferred compensation	69.8	62.3
Other	15.1	9.3
Valuation allowance	(20.4)	(19.3)
Total deferred tax assets	122.9	118.2
Deferred tax liabilities:
Accelerated depreciation	42.8	41.2
Other	3.9	6.5
Total deferred tax liabilities	46.7	47.7
Net deferred tax asset	$76.2	$70.5

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2012	2011	2010
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(5.9)	(8.2)	(11.0)
Non-benefited losses	0.6	—	1.4
Reversal of prior valuation allowance	—	(0.1)	(0.2)
Reversal of reserves for unrecognized tax benefits	(0.2)	(0.8)	(3.0)
U.S. tax on international earnings, net of foreign tax credits	(1.2)	(1.5)	(2.2)
State income taxes, net of federal tax effect	(1.0)	0.7	(1.6)
General business credits and Section 199 Deduction	(1.5)	(2.4)	(1.5)
Non-deductible debt premium	2.0	—	—
Other	2.4	2.6	1.4
Effective tax rate	30.2%	25.3%	18.3%

At December 31, 2012, we have fully utilized all of our U.S. federal net operating loss carryforwards. State operating loss carryforwards of $256.8 million created a deferred tax asset of $15.2 million, while foreign operating loss carryforwards of $24.8 million created a deferred tax asset of $5.9 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. All state loss carryforwards expire after 2013. Foreign loss carryforwards will begin to expire in 2013, while $13.9 million of the total $24.8 million will not expire.

As of December 31, 2012, we had available foreign tax credit carryforwards of $25.9 million expiring as follows: $0.4 million in 2014, $3.5 million in 2015, $1.8 million in 2016, $2.4 million in 2017, $1.9 million in 2018, $3.1 million in 2019, $3.2 million in 2020 and $9.6 million in 2021. We have U.S. federal and state research and development credit carryforwards of $4.5 million and $3.5 million, respectively. The $4.5 million of U.S. federal research and development credits expire as follows: $1.1 million expire in 2028, $1.0 million expire in 2029 and $2.4 million expire after 2029. The $3.5 million of state research and development credits expire as follows: $0.7 million expire in 2021, $0.8 million expire in 2022 and $2.0 million expire after 2022. We have additional available state tax credits of $1.6 million which expire in 2019.

Undistributed earnings of foreign subsidiaries amounted to $663.8 million at December 31, 2012, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the United States.

In January 2013, U.S. tax law was enacted which extends, through 2013, several expired or expiring temporary business tax provisions. In accordance with U.S. GAAP, the extension will not be taken into account for financial reporting purposes until the first quarter of 2013. Had the Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%.

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

Packaging Systems has three operating segments: the Americas, Europe and Asia Pacific. These operating segments are aggregated for reporting purposes as they have common economic characteristics, produce and sell a similar range of products, use a similar distribution process and have a similar customer base. Delivery Systems consists of only one operating segment.

Our executive management evaluates the performance of these operating segments based on sales, operating profit and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment of targets, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring and related charges, certain asset impairments and other specifically-identified income or expense items. Corporate assets include pension assets and investments in affiliated companies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table provides information on sales by significant product group:

($ in millions)	2012	2011	2010
Packaging Systems	$915.1	$857.4	$785.0
Proprietary products	77.0	67.4	62.2
Contract manufacturing	275.1	269.3	261.9
Delivery Systems	352.1	336.7	324.1
Intersegment sales elimination	(0.8)	(1.8)	(4.4)
Net sales	$1,266.4	$1,192.3	$1,104.7

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

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2012	2011	2010	2012	2011	2010
United States	$592.8	$543.6	$528.2	$322.0	$272.6	$232.8
Germany	184.4	184.1	151.5	117.2	118.1	117.8
France	102.6	94.2	89.0	42.1	41.3	42.4
Other European countries	251.4	242.7	225.6	72.3	69.9	77.2
Other	135.2	127.7	110.4	115.4	91.7	84.6
	$1,266.4	$1,192.3	$1,104.7	$669.0	$593.6	$554.8

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2012
Net sales	$915.1	$352.1	$(0.8)	$1,266.4
Operating profit	$187.5	$18.4	$(70.8)	$135.1
Loss on debt extinguishment	—	—	(11.6)	(11.6)
Interest expense, net	—	—	(14.9)	(14.9)
Income before income taxes	$187.5	$18.4	$(97.3)	$108.6
Segment assets	$942.7	$389.3	$232.0	$1,564.0
Capital expenditures	74.3	24.5	32.5	131.3
Depreciation and amortization expense	52.7	18.4	5.8	76.9

2011
Net sales	$857.4	$336.7	$(1.8)	$1,192.3
Operating profit	$152.6	$9.8	$(52.8)	$109.6
Interest expense, net	—	—	(16.9)	(16.9)
Income before income taxes	$152.6	$9.8	$(69.7)	$92.7
Segment assets	$843.5	$365.6	$190.0	$1,399.1
Capital expenditures	66.2	26.1	3.1	95.4
Depreciation and amortization expense	53.6	18.5	3.6	75.7

2010
Net sales	$785.0	$324.1	$(4.4)	$1,104.7
Operating profit	$139.3	$9.7	$(58.3)	$90.7
Interest expense, net	—	—	(16.2)	(16.2)
Income before income taxes	$139.3	$9.7	$(74.5)	$74.5
Segment assets	$814.4	$350.6	$129.3	$1,294.3
Capital expenditures	48.9	16.3	5.9	71.1
Depreciation and amortization expense	50.7	19.0	3.5	73.2

During the second quarter of 2012, in connection with our repurchase of our Convertible Debentures, we recognized a pre-tax loss on debt extinguishment of $11.6 million.  Refer to Note 11, Debt, for additional details.

Note 6:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

($ and shares in millions)	2012	2011	2010
Net income, as reported, for basic net income per share	$80.7	$75.5	$65.3
Plus: interest expense on convertible debt, net of tax	2.0	4.3	4.3
Net income for diluted net income per share	$82.7	$79.8	$69.6
Weighted average common shares outstanding	34.0	33.7	33.3
Assumed stock options exercised and awards vested, based on the treasury stock method	0.6	0.4	0.5
Assumed conversion of convertible debt, based on the if-converted method	1.3	2.9	2.9
Weighted average shares assuming dilution	35.9	37.0	36.7

Options outstanding but not included in the computation of diluted net income per share because their impact was antidilutive were 0.5 million, 1.6 million and 1.1 million for fiscal years 2012, 2011 and 2010, respectively.

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

The components of accumulated other comprehensive loss, net of tax, at December 31 were as follows:

($ in millions)	2012	2011
Foreign currency translation	$17.2	$10.2
Unrealized gains on securities of affiliates	0.8	0.4
Unrealized losses on derivatives	(9.0)	(5.4)
Defined benefit pension and other postretirement plans	(84.9)	(76.7)
	$(75.9)	$(71.5)

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2010	$36.6	$75.9	$112.5
Foreign currency translation	(0.7)	(0.3)	(1.0)
Balance, December 31, 2011	35.9	75.6	111.5
Foreign currency translation	0.8	0.2	1.0
Balance, December 31, 2012	$36.7	$75.8	$112.5

As of December 31, 2012, we had no accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2012			2011
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$19.2	$(7.8)	$11.4	$17.0	$(6.7)	$10.3
In-process R&D/technology	3.5	(0.1)	3.4	3.5	—	3.5
Trademarks	12.1	(1.0)	11.1	12.0	(0.8)	11.2
Customer relationships	29.7	(12.9)	16.8	29.7	(11.2)	18.5
Customer contracts	11.6	(3.7)	7.9	11.4	(3.1)	8.3
Non-compete agreements	3.9	(3.9)	—	3.9	(3.7)	0.2
	$80.0	$(29.4)	$50.6	$77.5	$(25.5)	$52.0

The cost basis of intangible assets includes a foreign currency translation gain of $0.3 million and a loss of $(0.2) million for the twelve months ended December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $4.3 million and $4.1 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2013 - $3.8 million, 2014 - $3.7 million, 2015 - $3.4 million, 2016 - $2.8 million and 2017 - $2.7 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization. In addition, acquired in-process R&D in the amount of $3.3 million is indefinite-lived until the completion of the associated research and development efforts, at which point the technology will start to be amortized.

Note 9: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2012	2011
Land		$9.0	$8.9
Buildings and improvements	5-50	310.9	284.1
Machinery and equipment	10-15	607.1	565.7
Molds and dies	4-7	90.1	85.8
Computer hardware and software	3-10	102.5	76.2
Construction in progress		155.2	116.1
		$1,274.8	$1,136.8

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $72.8 million, $71.1 million and $68.8 million, respectively.

Capitalized leases included in 'buildings and improvements' were $2.4 million and $2.3 million at December 31, 2012 and 2011, respectively. Capitalized leases included in 'machinery and equipment' were $1.8 million and $1.9 million at December 31, 2012 and 2011, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $1.6 million and $1.1 million at December 31, 2012 and 2011, respectively. At December 31, 2012, future minimum payments under capital leases were $0.3 million in 2013, $0.2 million in 2014, and $0.2 million in 2015.

Under the terms of our 2011 construction and development agreement, the majority of costs required to construct our new corporate office and research building was incurred by our counterparty during the construction period and paid by us at settlement in February 2013. As of December 31, 2012, construction and development costs in the amount of $35.3 million were accrued to property, plant and equipment. See Note 11, Debt, for further discussion of this capital project.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.1 million and $0.9 million, respectively.

Note 10: Affiliated Companies

At December 31, 2012, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd.	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $41.9 million, $37.5 million and $31.5 million at December 31, 2012, 2011 and 2010, respectively. Dividends received from affiliated companies were $0.4 million in 2012, $0.3 million in 2011 and $0.3 million in 2010.

Our equity in unrealized gains of Daikyo's investment in securities available-for-sale and derivative instruments, included in accumulated other comprehensive loss was $(0.8) million, $(0.4) million and $(0.1) million at December 31, 2012, 2011 and 2010, respectively.

Our purchases from and royalty payments made to affiliates totaled $75.2 million, $66.4 million and $49.3 million, respectively, in 2012, 2011 and 2010, of which $10.6 million and $9.2 million was due and payable as of December 31, 2012 and 2011, respectively. The majority of these transactions relate to a distributorship agreement allowing us to purchase and re-sell Daikyo products. Sales to affiliates were $3.5 million, $4.5 million and $2.4 million, respectively, in 2012, 2011 and 2010, of which $0.6 million and $1.3 million was receivable as of December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the aggregate carrying amount of investments in equity method affiliates was $59.8 million and $56.2 million, respectively.

Note 11:  Debt

The following table summarizes our long-term debt obligations, net of current maturities, at December 31. The interest rates shown in parentheses are as of December 31, 2012.

($ in millions)	December 31, 2012	December 31, 2011
Series A floating rate notes, due 2012	$—	$50.0
Revolving credit facility, due 2014	—	6.4
Euro note A, due 2013 (4.22%)	26.9	26.3
Term loan, due 2014 (8.40%)	0.2	0.2
Series B floating rate notes, due 2015 (1.21%)	25.0	25.0
Euro note B, due 2016 (4.38%)	80.8	79.0
Capital leases, due through 2016 (6.0%)	0.7	1.0
Revolving credit facility, due 2017 (1.71%)	71.5	—
Term loan, due 2018 (5.41%)	35.3	—
Series A notes, due 2022 (3.67%)	42.0	—
Series B notes, due 2024 (3.82%)	53.0	—
Series C notes, due 2027 (4.02%)	73.0	—
Convertible debt, due 2047 (4.0%)	3.1	161.5
Total debt	411.5	349.4
Less: current portion of long-term debt	32.7	50.1
Long-term debt	$378.8	$299.3

Revolving Credit Facility

In April 2012, we entered into a New Credit Agreement that replaced our prior revolving credit facility. The New Credit Agreement, which expires in April 2017, contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions. In connection with this agreement, we incurred lender and other third party costs of $1.6 million which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. In accordance with U.S. GAAP, the remaining $0.8 million of unamortized debt issuance costs associated with the prior credit facility will continue to be amortized over the term of the new facility.

At December 31, 2012, we had $71.5 million in outstanding borrowings under this facility, of which $5.8 million was denominated in Japanese Yen ("Yen") and the remainder in U.S. dollars. Refer to Note 12, Derivative Financial Instruments, for additional details regarding the Yen-denominated note. Of the total amount outstanding, $5.7 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $65.8 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. These borrowings together with outstanding letters of credit of $3.6 million result in an unused commitment level of $224.9 million under the facility at December 31, 2012.

In addition, we have a $50.0 million revolving credit facility. In February 2013, we borrowed $42.8 million under this facility, primarily to finance the construction and acquisition of our new corporate office and research building. Construction was completed and settlement occurred in February 2013, at which point the revolving loan balance was converted to a five-year term loan. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. The credit agreement requires us to maintain a total leverage ratio no greater than 3.50 to 1.00 and an interest coverage ratio greater than or equal to 2.50 to 1.00. In connection with this credit facility, we incurred debt issuance costs of $0.3 million which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the facility. As of December 31, 2012, there was $35.3 million in obligations related to the construction and acquisition of our new corporate office and research building. In accordance with U.S. GAAP, we reclassified these obligations from current liabilities to long-term debt as of December 31, 2012, as it was our intention at that time to refinance the short-term obligations on a long-term basis and we consummated the refinancing prior to the issuance of our Form 10-K.

Series A and B Notes

In 2005, we concluded a private placement of $75.0 million in senior floating rate notes. The total amount of the private placement was divided into two tranches with $50.0 million that matured on July 28, 2012 (“Series A Notes”) and $25.0 million maturing on July 28, 2015 (“Series B Notes”). The Series B Notes bear interest at LIBOR plus 0.9 percentage points. Please refer to Note 12, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with the Series B Notes.

Euro-denominated Notes

In 2006, we issued Euro-denominated notes totaling €81.5 million. Euro note A of €20.4 million (or $26.9 million at December 31, 2012), which was reclassified to current debt in 2012, has a term of 7 years due February 27, 2013 with a fixed annual interest rate of 4.215%. Euro note B of €61.1 million ($80.8 million at December 31, 2012) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. These Euro-denominated notes are accounted for as a hedge of our net investment in our European subsidiaries.

Convertible Debt

In 2007, the Company issued $161.5 million of 4.00% Convertible Junior Subordinated Debentures due March 15, 2047 (the "Convertible Debentures"). The Convertible Debentures are convertible into shares of our common stock at a conversion rate, subject to adjustment, of 18.1227 shares per $1,000 of principal amount, which equals a conversion price of approximately $55.18 per share. The holders may convert their debentures at any time prior to maturity. Subsequent to March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate.

In June 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures, representing 98.06% of the aggregate outstanding principal amount. The purchase price per $1,000 principal amount of the Convertible Debentures was $1,038.91. Following the repurchase, approximately $3.1 million principal amount of Convertible Debentures remained outstanding. During the second quarter of 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to this repurchase, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs. As of December 31, 2012, none of the remaining debentures have been converted.

Private Placement

In July 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increase the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 12, Derivative Financial Instruments, for additional discussion of the related interest rate hedge. In connection with this issuance, we incurred lender and other third party costs of $1.2 million which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Notes.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. As of December 31, 2012, we were in compliance with all of our debt covenants and we expect to continue to be in compliance with the terms of these agreements throughout 2013.

Interest costs incurred during 2012, 2011 and 2010 were $18.6 million, $19.3 million and $17.7 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2014 - $0.1 million, 2015 - $25.0 million, 2016 - $81.5 million, 2017 - $65.8 million, 2018 - $35.3 million and thereafter - $171.1 million.

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

Interest Rate Risk

During the second quarter of 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the 30-60 day period leading up to the issuance date of our private placement debt.  We designated these treasury locks as cash flow hedges. On June 19, 2012, the pricing for our private placement debt (refer to Note 11, Debt) was finalized and accordingly, we terminated both treasury lock agreements, resulting in a $4.6 million settlement payment made by us. This amount which was reflected in accumulated other comprehensive income will be expensed over the life of the private placement debt.

In February 2013, we borrowed $42.8 million pursuant to a five-year term loan with a variable interest rate, primarily to finance the construction and acquisition of our new corporate office and research building. In anticipation of this debt, in 2011, we entered into a forward-start interest rate swap to hedge the variability in cash flows due to changes in the applicable interest rate over the five-year period beginning in the first quarter of 2013. Under this swap, we will receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated the forward-start interest rate swap as a cash flow hedge.

In addition, we have a $25.0 million interest rate swap agreement outstanding as of December 31, 2012, that is designated as a cash flow hedge to protect against volatility in the interest rate payable on our Series B Notes. Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Yen-denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of December 31, 2012, there were twelve monthly contracts outstanding at ¥200.8 million ($2.5 million) each, for an aggregate notional amount of ¥2.4 billion ($30.0 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of December 31, 2012, there were twelve monthly contracts outstanding at an average monthly amount of $1.2 million, for an aggregate notional amount of $14.0 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of December 31, 2012, there were nine monthly contracts outstanding at an average monthly amount of ¥43.8 million (approximately $0.5 million), for an aggregate notional amount of ¥394.0 million ($4.6 million).

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of December 31, 2012, there were twelve monthly contracts outstanding at $1.4 million each, for an aggregate notional amount of $16.8 million.

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €81.5 million Euro-denominated notes as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $7.6 million pre-tax ($4.7 million after tax) on this debt was recorded within accumulated other comprehensive loss as of December 31, 2012. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At December 31, 2012, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.4 million pre-tax ($0.2 million after tax) which was also included within accumulated other comprehensive loss.

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

In May 2012, we purchased a series of call options for a total of 45,100 barrels of crude oil, intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through October 2012. These contracts allow us to benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the year ended December 31, 2012 and 2011, a loss of $0.1 million and a gain of $0.6 million, respectively, was recorded in cost of goods and services sold related to these options. As of December 31, 2012, there were no call options outstanding.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 13, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2012 and 2011.

The following table summarizes the effects, net of tax, of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2012	2011	2012	2011
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.2)	$(0.3)	$—	$0.3	Net sales
Foreign currency hedge contracts	(0.8)	—	—	—	Cost of goods and services sold
Interest rate swap contracts	(1.9)	(4.9)	2.0	3.2	Interest expense
Forward treasury lock	(2.9)	—	0.2	—	Interest expense
Total	$(5.8)	$(5.2)	$2.2	$3.5
Net Investment Hedges:
Foreign currency-denominated debt	$(1.1)	$1.3	$—	$—	Foreign exchange and other
Total	$(1.1)	$1.3	$—	$—

During 2012 and 2011, there was no material ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, the fair value of certain of our financial assets and liabilities:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$12.4	$12.4	$—	$—
Deferred compensation assets	4.0	4.0	—	—
	$16.4	$16.4	$—	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	7.6	7.6	—	—
Interest rate swap contracts	8.6	—	8.6	—
Foreign currency contracts	1.4	—	1.4	—
Long-term debt	386.0	—	386.0	—
	$406.9	$7.6	$396.0	$3.3

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Short-term investments	$26.5	$26.5	$—	$—
Deferred compensation assets	3.3	3.3	—	—
	$29.8	$29.8	$—	$—
Liabilities:
Contingent consideration	$2.1	$—	$—	$2.1
Deferred compensation liabilities	4.6	4.6	—	—
Interest rate swap contracts	8.8	—	8.8	—
Long-term debt	279.2	—	279.2	—
	$294.7	$4.6	$288.0	$2.1

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

Interest rate swaps, included within other long-term liabilities, are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar forward rates and swap spreads). The fair value of our foreign currency contracts, included within other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Refer to Note 12, Derivative Financial Instruments, for further discussion of our derivatives.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount of long-term debt was $378.8 million and $299.3 million at December 31, 2012 and December 31, 2011, respectively.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and discount rate used. This could result in an increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2010	$2.3
Reduction in fair value recorded in earnings, net	(0.3)
Foreign currency translation	0.1
Balance, December 31, 2011	2.1
Increase in fair value recorded in earnings	1.2
Balance, December 31, 2012	$3.3

Refer to Note 3, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Note 14:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $3.7 million for 2012, $3.5 million for 2011 and $3.4 million for 2010.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$8.5	$8.9	$8.6	$1.3	$1.2	$1.1
Interest cost	15.5	16.0	15.7	1.0	1.0	0.8
Expected return on assets	(16.4)	(16.0)	(14.7)	—	—	—
Amortization of prior service (credit) cost	(1.4)	(1.5)	(1.1)	0.1	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss (gain)	8.5	6.0	5.6	—	—	(0.1)
Curtailment	—	(0.2)	—	—	—	—
Settlement effects	—	0.8	—	—	—	—
Net periodic benefit cost	$14.8	$14.1	$14.2	$2.4	$2.3	$1.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$17.3	$46.7	$9.1	$2.1	$1.3	$(1.5)
Prior service credit arising during period	—	—	(5.2)	—	—	—
Amortization of prior service credit (cost)	1.4	1.5	1.1	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial (loss) gain	(8.5)	(6.0)	(5.6)	—	—	0.1
Curtailment	—	0.2	—	—	0.4	—
Settlement effects	—	(0.8)	—	—	—	—
Total recognized in other comprehensive income	$10.1	$41.5	$(0.7)	$2.0	$1.6	$(1.5)
Total recognized in net periodic benefit cost and other comprehensive income	$24.9	$55.6	$13.5	$4.4	$3.9	$0.4

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
	2012	2011	2010	2012	2011	2010
U.S. plans	$12.0	$11.4	$11.7	$2.4	$2.3	$1.9
International plans	2.8	2.7	2.5	—	—	—
Net periodic benefit cost	$14.8	$14.1	$14.2	$2.4	$2.3	$1.9

In 2011, as a result of the closure of a plant in the United States, we recorded a $0.2 million net curtailment gain in restructuring and other items related to our U.S. qualified and postretirement medical plans. In addition, during 2011, due to the retirement of our former President and Chief Operating Officer, we recorded an $0.8 million settlement loss related to one of our non-qualified defined benefit pension plans. Refer to Note 3, Restructuring and Other Items, for additional details regarding these items.

The following table presents the changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, January 1	$(319.9)	$(283.5)	$(21.7)	$(18.1)
Service cost	(8.5)	(8.9)	(1.3)	(1.2)
Interest cost	(15.5)	(16.0)	(1.0)	(1.0)
Participants' contributions	—	—	(0.5)	(0.3)
Actuarial (loss) gain	(32.4)	(27.3)	(2.1)	(1.4)
Amendments/transfers in	(0.3)	(0.4)	—	—
Benefits/expenses paid	15.3	16.4	0.6	0.7
Curtailment	—	(0.8)	—	(0.4)
Foreign currency translation	(1.9)	0.6	—	—
Benefit obligation, December 31	$(363.2)	$(319.9)	$(26.0)	$(21.7)

Change in plan assets:
Fair value of assets, January 1	$213.3	$212.3	$—	$—
Actual return on assets	32.3	(2.8)	—	—
Employer contribution	19.8	20.4	0.1	0.4
Participants' contribution	—	—	0.5	0.3
Benefits/expenses paid	(15.3)	(16.4)	(0.6)	(0.7)
Foreign currency translation	0.9	(0.2)	—	—
Fair value of assets, December 31	$251.0	$213.3	$—	$—

Funded status at end of year	$(112.2)	$(106.6)	$(26.0)	$(21.7)

International pension plan assets, at fair value, included in the preceding table were $22.9 million and $19.6 million at December 31, 2012 and 2011, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2012	2011	2012	2011
Current liabilities	$(1.6)	$(1.2)	$(1.2)	$(1.1)
Noncurrent liabilities	(110.6)	(105.4)	(24.8)	(20.6)
	$(112.2)	$(106.6)	$(26.0)	$(21.7)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2012	2011	2012	2011
Net actuarial loss (gain)	$140.0	$131.3	$2.3	$0.2
Transition obligation	0.4	0.4	—	—
Prior service (credit) cost	(8.8)	(10.2)	—	0.1
Total	$131.6	$121.5	$2.3	$0.3

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense over the next fiscal year are $8.9 million, $0.1 million and $(1.3) million, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $358.4 million and $316.7 million at December 31, 2012 and 2011, respectively, including $51.8 million and $42.6 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2013	$19.0	$1.6	$20.6
2014	20.0	1.5	21.5
2015	20.9	1.6	22.5
2016	22.5	1.9	24.4
2017	25.1	2.4	27.5
2018 to 2022	136.0	55.3	191.3
	$243.5	$64.3	$307.8

In 2013, we expect to contribute $6.5 million to pension plans, of which $2.1 million is for international plans. Included in this amount is a minimum ERISA (Employee Retirement Income Security Act) funding requirement for the U.S. qualified pension plan of $3.5 million. In addition, we expect to contribute $1.2 million to other retirement plans in 2013. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.78%	5.55%	5.92%	4.50%	5.25%	5.25%
Rate of compensation increase	4.29%	4.33%	4.36%	—	—	—
Long-term rate of return on assets	7.37%	7.59%	7.60%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2012	2011	2012	2011
Discount rate	4.07%	4.87%	3.50%	4.50%
Rate of compensation increase	4.39%	4.33%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 4.10% and 4.90% as of December 31, 2012 and 2011, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 3.93% and 4.72% as of December 31, 2012 and 2011, respectively. The rate of compensation increase for U.S. plans was 4.50% for 2012 and 2011, while the weighted average rate for all international plans was 2.80% for 2012 and 2.70% for 2011. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 7.50% for 2012 and 7.75% for 2011 and 2010.

The assumed healthcare cost trend rate used to determine benefit obligations was 8.00% for all participants in 2012, decreasing to 5.00% by 2019. Increasing the assumed healthcare cost trend rate by one percentage point would result in a $1.4 million increase in the postretirement obligation, whereas a decrease of one percentage point would result in a $1.3 million decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 8.50% for all participants in 2012, decreasing to 5.00% by 2019. The effect of a one percentage point change in the rate would be a $0.2 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2012	2011
Equity securities	65%	68%
Debt securities	34%	31%
Other	1%	1%
	100%	100%

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

The following are our target asset allocations and acceptable allocation ranges:

	Target allocation	Allocation range
Equity securities	65%	60%-70%
Debt securities	35%	30%-40%
Other	—%	0%-5%

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

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 13, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2012	Level 1	Level 2	Level 3
Equity securities:
Indexed mutual funds	$111.4	$111.4	$—	$—
International mutual funds	49.6	49.6	—	—
Fixed income securities:
Mutual funds	83.8	83.8	—	—
Insurance contract	1.3	—	1.3	—
Balanced mutual fund	4.9	4.9	—	—
	$251.0	$249.7	$1.3	$—

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2011	Level 1	Level 2	Level 3
Cash	$0.2	$0.2	$—	$—
Equity securities:
Indexed mutual funds	102.2	102.2	—	—
International mutual funds	40.0	40.0	—	—
Fixed income securities:
Mutual funds	65.6	65.6	—	—
Insurance contract	1.3	—	1.3	—
Balanced mutual fund	4.0	4.0	—	—
	$213.3	$212.0	$1.3	$—

Note 15:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and compensation committees. Vesting requirements vary by award. At December 31, 2012, there were 3,771,649 shares remaining in the 2011 Plan for future grants.

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

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2012	2011	2010
Stock option and appreciation rights	$5.3	$4.4	$3.7
Performance-vesting shares	6.0	3.0	2.2
Performance-vesting units	0.9	0.2	0.1
Performance-vesting shares/units dividend equivalents	0.1	0.1	0.2
Employee stock purchase plan	0.4	0.3	0.3
Deferred compensation plans	2.8	0.4	1.3
Total stock-based compensation expense	$15.5	$8.4	$7.8

In 2011, $0.8 million of stock option expense and $0.7 million of performance-vesting shares expense, which relate to the retirement of our former President and Chief Operating Officer, were recorded within restructuring and other items. The remainder of the 2011 stock-based compensation expense balance was recorded within selling, general and administrative expenses.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2012, was approximately $13.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2012	2011	2010
Options outstanding, January 1	2.9	2.9	2.7
Granted	0.6	0.5	0.6
Exercised	(0.7)	(0.4)	(0.3)
Forfeited	—	(0.1)	(0.1)
Options outstanding, December 31	2.8	2.9	2.9
Options exercisable, December 31	1.5	1.8	1.8

Weighted Average Exercise Price	2012	2011	2010
Options outstanding, January 1	$35.76	$32.32	$29.09
Granted	42.94	40.85	42.47
Exercised	26.23	17.69	14.88
Forfeited	40.75	39.69	41.47
Options outstanding, December 31	$39.67	$35.76	$32.32
Options exercisable, December 31	$38.02	$32.91	$27.77

As of December 31, 2012, the weighted average remaining contractual life of options outstanding and of options exercisable was 6.5 years and 5.0 years, respectively.

As of December 31, 2012, the aggregate intrinsic value of total options outstanding was $41.7 million, of which $24.8 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2012, 2011 and 2010: a risk-free interest rate of 0.9%, 2.2% and 2.4%, respectively; stock volatility of 23.3%, 24.3% and 26.9%, respectively; and dividend yields of 1.7%, 1.7% and 1.5%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6 years for 2012, 2011 and 2010. The weighted average grant date fair value of options granted in 2012, 2011 and 2010 was $8.02, $8.76 and $10.38, respectively.

For the years ended December 31, 2012, 2011 and 2010, the intrinsic value of options exercised was $16.9 million, $10.7 million and $5.9 million, respectively. The grant date fair value of options vested during those same periods was $3.8 million, $4.0 million and $3.5 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period with the resulting change reflected in expense. Upon exercise of a SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company's stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recorded within other long-term liabilities.

The following table summarizes changes in outstanding SARs:

	2012	2011	2010
SARs outstanding, January 1	160,168	111,048	78,512
Granted	72,509	63,024	36,255
Exercised	(37,834)	(7,685)	(3,719)
Forfeited	—	(6,219)	—
SARs outstanding, December 31	194,843	160,168	111,048
SARs exercisable, December 31	55,146	58,900	41,439

Weighted Average Exercise Price	2012	2011	2010
SARs outstanding, January 1	$40.34	$39.74	$38.04
Granted	42.44	41.13	42.68
Exercised	37.81	39.15	32.50
Forfeited	—	39.18	—
SARs outstanding, December 31	41.61	40.34	39.74
SARs exercisable, December 31	$41.40	$39.72	$39.16

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards to eligible employees. These awards are earned based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital (“ROIC”), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas, recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding PVS awards:

	2012	2011	2010
Non-vested PVS awards, January 1	328,519	347,550	327,498
Granted at target level	104,840	101,099	123,068
Adjustments above/(below) target	(60,077)	(58,175)	(48,364)
Vested and converted	(41,930)	(51,756)	(50,337)
Forfeited	(5,021)	(10,199)	(4,315)
Non-vested PVS awards, December 31	326,331	328,519	347,550

Weighted Average Grant Date Fair Value	2012	2011	2010
Non-vested PVS awards, January 1	$38.77	$39.21	$39.63
Granted at target level	42.66	40.85	42.34
Adjustments above/(below) target	31.28	41.95	44.99
Vested and converted	42.44	40.85	38.22
Forfeited	41.95	38.46	37.61
Non-vested PVS awards, December 31	$42.17	$38.77	$39.21

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee's targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2012, 2011 and 2010 was $42.66, $40.85 and $42.34, respectively. We expect that the PVS awards will vest at 102.4% of their target award amounts, converting to 337,062 shares to be issued over an average remaining term of 1.0 year.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding PVU awards:

	2012	2011	2010
Non-vested PVU awards, January 1	27,286	23,420	20,792
Granted at target level	13,550	13,442	7,697
Adjustments above/(below) target	(3,578)	(4,165)	(2,484)
Vested and converted	(2,638)	(3,963)	(2,585)
Forfeited	—	(1,718)	—
Non-vested PVU awards, December 31	34,620	27,286	23,420

Weighted Average Grant Date Fair Value	2012	2011	2010
Non-vested PVU awards, January 1	$39.30	$38.94	$39.17
Granted at target level	42.44	41.11	42.30
Adjustments above/(below) target	30.01	41.05	38.22
Vested and converted	42.44	40.85	38.22
Forfeited	—	37.55	—
Non-vested PVU awards, December 31	$42.01	$39.30	$38.94

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25 thousand in any one calendar year. In addition, employees may not buy more than 1,000 shares during any offering period (4,000 shares per year). Purchases under the ESPP were 51,505 shares, 55,388 shares and 56,608 shares for the years 2012, 2011 and 2010, respectively. At December 31, 2012, there were approximately 2.1 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation programs include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers and meeting fees. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. Deferred stock units are ultimately paid in cash at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the conversion of compensation into deferred stock units. As of December 31, 2012, the two deferred compensation plans held a total of 157,271 deferred stock units, which, due to their cash settlement feature, are recorded within other long-term liabilities. The liabilities are valued at the closing market price of our stock at the end of each period with the resulting change in value recorded in our income statement for the respective period. The Non-Qualified Deferred Compensation Plan for Non-Employee Directors also holds 97,554 deferred stock awards.

Annual Incentive Plan
Under our annual incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 1,400 shares, 1,900 shares and 1,400 shares in 2012, 2011 and 2010, respectively. Incentive stock forfeitures of 400 shares, 1,400 shares and 50 shares occurred in 2012, 2011 and 2010, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $42.44 per share granted in 2012, $40.85 per share granted in 2011 and $38.22 per share granted in 2010.

Note 16:  Commitments and Contingencies

At December 31, 2012, we were obligated under various operating lease agreements with terms ranging from one month to 35 years. Net rental expense in 2012, 2011 and 2010 was $12.0 million, $11.4 million and $10.2 million, respectively, and is net of sublease income of $0.4 million, $0.8 million and $0.7 million, respectively.

At December 31, 2012, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2013	$9.1
2014	8.4
2015	7.1
2016	5.6
2017	4.4
Thereafter	18.5
Total	$53.1

At December 31, 2012, outstanding unconditional contractual commitments for the purchase of raw materials, utilities and equipment amounted to $24.5 million, of which $16.7 million is due to be paid in 2013.

We have letters of credit totaling $3.6 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $9.5 million at December 31, 2012, of which $5.6 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

During 2009, we enrolled in a tax amnesty program offered by the Brazilian government which provided for reduced penalties and interest on certain of our tax obligations. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2012 related to these matters and adjusted for expected amnesty benefits was $4.1 million.

Note 17:  New Accounting Standards

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this guidance as of January 1, 2012, and considered it when performing our annual goodwill impairment test. The adoption of this guidance did not have an impact on our financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. We adopted this guidance as of January 1, 2012, on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.  Please refer to Note 13, Fair Value Measurements, for additional details.

Standards Issued Not Yet Adopted

In February 2013, the FASB issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual reporting periods. Management believes that the adoption will not have an impact on our financial statements.

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

Note 18: Subsequent Events

In January 2013, U.S. tax law was enacted which extends, through 2013, several expired or expiring temporary business tax provisions. See Note 4, Income Taxes, for further discussion.

In February 2013, construction was completed and settlement occurred for our new corporate office and research building. See Note 11, Debt, for additional details regarding the impact of the settlement on our debt.

In February 2013, the Venezuelan government announced a devaluation of the bolivar to an exchange rate of 6.3 bolivars to the U.S. dollar. At December 31, 2012, we had $2.0 million in net monetary assets (primarily cash and receivables partially offset by payables and accrued liabilities) denominated in Venezuelan bolivars. These net monetary assets included $1.0 million in cash and cash equivalents at December 31, 2012. We used the official exchange rate at December 31, 2012 of 4.3 bolivars to the U.S. dollar to re-measure the assets and liabilities of our Venezuelan operations for U.S. GAAP financial statement presentation. Had the devaluation occurred on December 31, 2012, we would have recorded a translation loss of approximately $0.6 million in our year-end financial statements. We expect to record a charge of approximately $0.7 million related to the devaluation in the first quarter of 2013.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2013

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2012
Net sales	$316.3	$324.8	$303.8	$321.5	$1,266.4
Gross profit	101.1	98.7	90.4	97.5	387.7
Net income	$29.2	$15.6	$14.8	$21.1	$80.7
Net income per share:
Basic	$0.86	$0.46	$0.43	$0.62	$2.37
Diluted	$0.81	$0.45	$0.43	$0.60	$2.30

2011
Net sales	$295.4	$307.9	$293.6	$295.4	$1,192.3
Gross profit	88.0	84.6	81.4	85.3	339.3
Net income	$19.6	$20.1	$16.9	$18.9	$75.5
Net income per share:
Basic	$0.59	$0.60	$0.50	$0.56	$2.24
Diluted	$0.56	$0.57	$0.49	$0.54	$2.16

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)
First quarter 2012 net income included restructuring and related charges of $0.3 million ($0.01 per diluted share), $0.3 million ($0.01 per diluted share) of discrete tax items and $0.1 million related to an increase in acquisition-related contingencies. Net income for the first quarter of 2011 included restructuring and related charges of $1.3 million ($0.04 per diluted share).

(2)
Net income for the second quarter of 2012 included a loss on debt extinguishment of $9.8 million ($0.27 per diluted share), restructuring and related charges of $2.3 million ($0.06 per diluted share) and $0.2 million ($0.01 per diluted share) related to an increase in acquisition-related contingencies. Second quarter 2011 net income included special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.3 million ($0.04 per diluted share) and restructuring and related charges of $0.9 million ($0.02 per diluted share), offset by $0.6 million ($0.01 per diluted share) of income from the reduction of acquisition-related contingencies.

(3)
Third quarter 2012 net income included restructuring and related charges of $1.0 million ($0.03 per diluted share), $1.9 million ($0.05 per diluted share) of discrete tax items and $0.4 million ($0.01 per diluted share) related to an increase in acquisition-related contingencies. Net income for the third quarter of 2011 included restructuring and related charges of $0.6 million ($0.02 per diluted share), $0.7 million ($0.02 per diluted share) of discrete tax items and $0.2 million related to an increase in acquisition-related contingencies.

(4)
Net income for the fourth quarter of 2012 included $0.3 million ($0.01 per diluted share) related to an increase in acquisition-related contingencies and $0.1 million of restructuring and related charges. Fourth quarter 2011 net income included $0.7 million ($0.02 per diluted share) of restructuring charges, $0.5 million ($0.01 per diluted share) of special separation benefits related to the retirement of our former President and Chief Operating Officer, $0.6 million ($0.02 per diluted share) of discrete tax items and $0.1 million related to an increase in acquisition-related contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2012, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading Proposal 1 - Election of Directors in our 2013 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Code of Business Conduct in our 2013 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Matters - 2014 Shareholder Proposals or Nominations included in our 2013 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Committees - Audit Committee in our 2013 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation and Executive Compensation in our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the headings Stock Ownership in our 2013 Proxy Statement.
Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company's equity compensation plans as of the close of business on December 31, 2012. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico, Inc. Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,165,859	(1)	$39.67	(2)	5,910,337	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,165,859		$39.67		5,910,337

(1)
Includes 588,576 outstanding stock options, 104,801 unvested restricted performance share units and 43,054 deferred stock-equivalents units granted to directors under the 2011 Omnibus Incentive Compensation Plan (the "2011 Plan"). Includes 1,525,821 outstanding stock options, 221,530 unvested restricted performance share units and 54,500 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Includes 627,577 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007). The average term of remaining options granted is 6.5 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 39.2%, 43.3%, 51.0% in 2012, 2011 and 2010, respectively. The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 2,138,688 shares reserved under the Company's Employee Stock Purchase Plan and 3,771,649 shares remaining available for issuance under the 2011 Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 639,930. This number of shares is calculated by multiplying the 498 share per offering period per participant limit by 1,285, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Related Person Transactions and Procedures in our 2013 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Director Independence in our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent auditors in 2012 and 2011 is incorporated by reference from the discussion under the heading Independent Auditor and Fees Paid - Fees Paid to PricewaterhouseCoopers LLP in our 2013 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2013 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2012
Allowances deducted from assets:
Deferred tax asset valuation allowance	$19.3	$0.6	$0.5	$20.4
Allowance for doubtful accounts receivable	0.3	0.3	(0.1)	0.5
Total allowances deducted from assets	$19.6	$0.9	$0.4	$20.9

For the year ended December 31, 2011
Allowances deducted from assets:
Deferred tax asset valuation allowance	$24.9	$(0.2)	$(5.4)	$19.3
Allowance for doubtful accounts receivable	0.5	(0.1)	(0.1)	0.3
Total allowances deducted from assets	$25.4	$(0.3)	$(5.5)	$19.6

For the year ended December 31, 2010
Allowances deducted from assets:
Deferred tax asset valuation allowance	$24.3	$0.8	$(0.2)	$24.9
Allowance for doubtful accounts receivable	0.7	(0.2)	—	0.5
Total allowances deducted from assets	$25.0	$0.6	$(0.2)	$25.4

__________________________

(1)	Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits - An index of the exhibits included in this Form 10-K is contained on pages F-1 through F-4 and is incorporated herein by reference.

(b)	See subsection (a) 3. above.

(c)	Financial Statements of affiliates are omitted because they do not meet the tests of a significant subsidiary at the 20% level.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Vice President and Chief Financial Officer

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 27, 2013
Donald E. Morel, Jr., Ph.D	of the Board (Principal Executive Officer)

/s/ Daniel Malone	Vice President and Corporate Controller	February 27, 2013
Daniel Malone	(Principal Accounting Officer)

/s/ William J. Federici	Vice President and Chief Financial Officer	February 27, 2013
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 21, 2013
Mark A. Buthman*

/s/ William F. Feehery	Director	February 21, 2013
William F. Feehery*

/s/ Thomas W. Hofmann	Director	February 21, 2013
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 21, 2013
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 21, 2013
Paula A. Johnson*

/s/ Douglas A. Michels	Director	February 21, 2013
Douglas A. Michels*

/s/ John H. Weiland	Director	February 21, 2013
John H. Weiland*

/s/ Anthony Welters	Director	February 21, 2013
Anthony Welters*

/s/ Robert C. Young	Director	February 21, 2013
Robert C. Young*

/s/ Patrick J. Zenner	Director	February 21, 2013
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1
First Amendment to Credit Agreement, dated February 1, 2013, among West Pharmaceutical Services, Inc., certain of its subsidiaries, the several banks and other financial institutions party thereto, and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on February 6, 2013.

10.2	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
10.3
Credit Agreement, dated April 27, 2012, by and among West Pharmaceutical Services, Inc., our direct and indirect subsidiaries from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 8-K filed on May 3, 2012.

10.4
Lease Agreement dated December 17, 2010, by and between us and 530 Regency Drive Associates, L.P., a Pennsylvania limited partnership, is incorporated by reference from our 8-K dated December 22, 2010.

10.5	Letter to 530 Regency Drive Associates, L.P. exercising purchase option.
10.6	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.7	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
10.8
Lease dated as of December 14, 1999 between White Deer Warehousing & Distribution Center, Inc. and us relating to the lease of our site in Montgomery, Pa. is incorporated by reference from our 2002 10-K report.

10.9 (2)	1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of April 27, 1999 (now terminated), is incorporated by reference from our 10-Q report for the quarter ended June 30, 1999.
10.10 (2)	Amendment No. 1 to 1999 Non-Qualified Stock Option Plan for Non-Employee Directors, effective October 30, 2001, is incorporated by reference from our 2001 10-K report.
10.11 (2)
Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.12 (2)
Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

Exhibit Number	Description
10.13 (2)
Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008, is incorporated by reference from our 2008 10-K report.

10.14 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.
10.15 (2)	Change-in-Control Agreement, dated as of January 21, 2011, between us and Jeffrey C. Hunt.
10.16 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, is incorporated by reference from our 2007 10-K report.
10.17 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.18 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.
10.19 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.20 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.
10.21 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.22 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.23 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.24 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.25 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.26 (2)	West Pharmaceutical Services, Inc. 2011 Omnibus Incentive Compensation Plan is incorporated by reference from our Form 8-K filed on May 6, 2011.
10.27 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 4, 2007.
10.28 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.29 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.30 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.31 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.32 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.33 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.34 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.35 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.

Exhibit Number	Description
10.36 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.37 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.38 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.39 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.40 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.41 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.42 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.43 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.
10.44 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.45 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.
10.46 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.
10.47
Credit Agreement, dated June 3, 2011, by and among us, certain of our subsidiaries, several banks and other financial institutions from time to time parties thereto (the "Lenders") and PNC Bank, National Association, as administrative agent for the Lenders.

10.48
Security Agreement, dated June 3, 2011, by and among us, the subsidiaries of the Company listed on the signature pages thereto and PNC Bank, National Association, as administrative agent, for the holders of the Obligations.

10.49
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

10.50
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

10.51 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.52 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.53 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.

Exhibit Number	Description
10.54	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.55 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.
10.56 (3)
Global Supply Agreement by and between ExxonMobil Chemical Company and us, entered into on July 28, 2011, and effective from January 1, 2011 through December 31, 2013 is incorporated by reference from our Form 8-K report filed on July 1, 2011.

10.57 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.58 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.
10.59 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.60	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
10.61	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.

F-4