Form 10-Q
period 2013-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2013-05-06
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☑

As of April 30, 2013, there were 34,583,355 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$339.4	$316.3
Cost of goods and services sold	227.7	215.2
Gross profit	111.7	101.1
Research and development	9.1	8.3
Selling, general and administrative expenses	59.1	51.3
Restructuring and other items (Note 2)	0.2	(0.2)
Operating profit	43.3	41.7
Loss on debt extinguishment	0.2	—
Interest expense	4.6	4.3
Interest income	0.6	0.4
Income before income taxes	39.1	37.8
Income tax expense	8.6	9.8
Equity in net income of affiliated companies	1.2	1.2
Net income	$31.7	$29.2

Net income per share:
Basic	$0.92	$0.86
Diluted	$0.90	$0.81

Weighted average shares outstanding:
Basic	34.5	33.9
Diluted	35.1	37.1

Dividends declared per share	$0.19	$0.18

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income	$31.7	$29.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18.4)	12.2
Defined benefit pension and other postretirement plan adjustments, net of tax of $1.1 and $0.6, respectively	2.1	0.8
Net losses on derivatives, net of tax of $(0.4)	(0.3)	—
Other comprehensive (loss) income, net of tax	(16.6)	13.0
Comprehensive income	$15.1	$42.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash, including cash equivalents	$175.0	$161.9
Short-term investments	8.2	12.4
Accounts receivable, net	189.0	175.0
Inventories	173.5	162.2
Deferred income taxes	8.9	7.7
Other current assets	35.1	38.1
Total current assets	589.7	557.3
Property, plant and equipment	1,271.4	1,274.8
Less accumulated depreciation and amortization	612.9	605.8
Property, plant and equipment, net	658.5	669.0
Investments in affiliated companies	55.6	59.8
Goodwill	111.0	112.5
Deferred income taxes	88.3	90.3
Intangible assets, net	49.9	50.6
Other noncurrent assets	24.1	24.5
Total Assets	$1,577.1	$1,564.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$1.7	$32.7
Accounts payable	91.6	102.9
Pension and other postretirement benefits	2.9	2.8
Accrued salaries, wages and benefits	38.2	56.5
Income taxes payable	16.5	15.6
Taxes other than income	11.5	7.8
Other current liabilities	45.7	43.5
Total current liabilities	208.1	261.8
Long-term debt	428.4	378.8
Deferred income taxes	19.2	20.8
Pension and other postretirement benefits	135.8	135.4
Other long-term liabilities	39.7	38.3
Total Liabilities	831.2	835.1

Commitments and contingencies (Note 13)

Total Equity	745.9	728.9
Total Liabilities and Equity	$1,577.1	$1,564.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	34.4	$8.6	$79.3	0.1	$(3.0)	$719.9	$(75.9)	$728.9
Net income						31.7		31.7
Stock-based compensation			2.7					2.7
Shares issued under stock plans	0.3	0.1	8.2		(0.7)			7.6
Shares repurchased for employee tax withholdings			(2.9)					(2.9)
Excess tax benefit from employee stock plans			1.1					1.1
Dividends declared						(6.6)		(6.6)
Other comprehensive loss, net of tax							(16.6)	(16.6)
Balance, March 31, 2013	34.7	$8.7	$88.4	0.1	$(3.7)	$745.0	$(92.5)	$745.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$31.7	$29.2
Depreciation	19.4	17.5
Amortization	1.1	1.1
Loss on debt extinguishment	0.2	—
Asset impairment charges	—	0.2
Other non-cash items, net	4.3	2.1
Changes in assets and liabilities	(37.8)	(36.3)
Net cash provided by operating activities	18.9	13.8

Cash flows from investing activities:
Capital expenditures	(61.7)	(32.4)
Acquisition of patents and other long-term assets	(0.7)	—
Purchases of short-term investments	(5.4)	(4.6)
Sales and maturities of short-term investments	9.6	4.8
Other, net	0.5	0.3
Net cash used in investing activities	(57.7)	(31.9)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	43.3	29.3
Repayments of long-term debt	(28.9)	(0.1)
Issuance of long-term debt	43.3	—
Dividend payments	(6.5)	(6.1)
Excess tax benefit from employee stock plans	1.1	0.3
Shares repurchased for employee tax withholdings	(2.9)	(0.6)
Proceeds from stock option exercises	5.5	0.8
Employee stock purchase plan contributions	0.6	0.6
Net cash provided by financing activities	55.5	24.2

Effect of exchange rates on cash	(3.6)	2.3
Net increase in cash and cash equivalents	13.1	8.4

Cash, including cash equivalents at beginning of period	161.9	91.8
Cash, including cash equivalents at end of period	$175.0	$100.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three month period ended March 31, 2013 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassifications: Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended March 31,
($ in millions)	2013	2012
Restructuring and related charges:
Impairments and asset write-offs	$—	$0.2
Other restructuring charges	—	0.2
Total restructuring and related charges	—	0.4
Development income	(0.3)	—
Acquisition-related contingencies	—	0.2
Foreign exchange and other	0.5	(0.8)
Total restructuring and other items	$0.2	$(0.2)

Restructuring and Related Charges

Total restructuring and related charges incurred during the three months ended March 31, 2012 were associated with the restructuring plan announced in December 2010 (the "2010 plan"). These charges consisted of costs associated with the 2011 closure of a plant in the United States, the reduction of operations at a manufacturing facility in England and the elimination of certain operational and administrative functions at other locations. We do not expect to incur any future charges related to this plan.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits
Balance, December 31, 2012	$2.8
Cash payments	(1.5)
Balance, March 31, 2013	$1.3

We expect all payments to be completed by the end of 2013.

Other Items

During the three months ended March 31, 2013, we recorded development income attributable to a Delivery Systems’ customer.

During the three months ended March 31, 2012, we increased the liability for contingent consideration related to our 2010 acquisition of technology used in our SmartDose™ electronic patch injector system (“SmartDose contingent consideration”) by $0.2 million, due to fair value adjustments. The change in our SmartDose contingent consideration during the three months ended March 31, 2013 was immaterial.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three months ended March 31, 2013, our effective tax rate was 22.0%, compared with 26.1% for the same period in 2012. The decrease in the effective tax rate primarily reflects the impact of the discrete tax item discussed below.

The American Taxpayers Relief Act of 2012, signed into law in January 2013, included a retroactive reinstatement of the research and development tax credit to January 1, 2012. As a result, and in accordance with U.S. GAAP, we recognized a $1.3 million discrete tax benefit in the first quarter of 2013.

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

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $2.0 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.5 million at both March 31, 2013 and December 31, 2012.

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

Interest Rate Risk

In February 2013, we borrowed $42.8 million pursuant to a five-year term loan with a variable interest rate, related to the purchase of our new corporate office and research building. In anticipation of this debt, we entered into a forward-start interest rate swap for the same notional amount to hedge the variability in cash flows due to changes in the applicable interest rate over the stated period. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

In addition, we have an interest rate swap agreement outstanding as of March 31, 2013, that is designated as a cash flow hedge to protect against volatility in the interest rate payable on $25.0 million of floating rate notes maturing on July 28, 2015 (“Series B Notes”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“Yen”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of March 31, 2013, there were nine monthly contracts outstanding at ¥200.8 million ($2.5 million) each, for an aggregate notional amount of ¥1.8 billion ($22.5 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of March 31, 2013, there were nine monthly contracts outstanding at an average monthly amount of $1.2 million, for an aggregate notional amount of $10.4 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of March 31, 2013, there were six monthly contracts outstanding at an average monthly amount of ¥39.0 million (approximately $0.4 million), for an aggregate notional amount of ¥234.0 million ($2.5 million).

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of March 31, 2013, there were nine monthly contracts outstanding at $1.4 million each, for an aggregate notional amount of $12.6 million.

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €82.1 million Euro-denominated debt as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $2.6 million pre-tax ($1.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2013. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At March 31, 2013, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.1 million pre-tax ($0.1 million after tax) which was also included within accumulated other comprehensive loss.

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

In February 2013, we purchased a series of call options for a total of 58,000 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2013. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the three months ended March 31, 2013, we recorded an immaterial loss in cost of goods and services sold related to these outstanding call options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2013 and December 31, 2012.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$—	$—	$—	Net sales
Foreign currency hedge contracts	(1.7)	(0.3)	0.6	—	Cost of goods and services sold
Interest rate swap contracts	0.1	(0.4)	0.4	0.8	Interest expense
Total	$(1.3)	$(0.7)	$1.0	$0.8
Net Investment Hedges:
Foreign currency-denominated debt	$2.4	$(0.8)	$—	$—	Foreign exchange and other
Total	$2.4	$(0.8)	$—	$—

For the three month periods ended March 31, 2013 and 2012, there was no material ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, certain of our financial assets and liabilities:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$8.2	$8.2	$—	$—
Deferred compensation assets	4.5	4.5	—	—
Foreign currency contracts	0.2	—	0.2	—
Commodity contracts	0.1	—	0.1	—
	$13.0	$12.7	$0.3	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	8.8	8.8	—	—
Interest rate swap contracts	7.9	—	7.9	—
Foreign currency contracts	3.1	—	3.1	—
Long-term debt	435.3	—	435.3	—
	$458.4	$8.8	$446.3	$3.3

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$12.4	$12.4	$—	$—
Deferred compensation assets	4.0	4.0	—	—
	$16.4	$16.4	$—	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	7.6	7.6	—	—
Interest rate swap contracts	8.6	—	8.6	—
Foreign currency contracts	1.4	—	1.4	—
Long-term debt	386.0	—	386.0	—
	$406.9	$7.6	$396.0	$3.3

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

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount of long-term debt was $428.4 million and $378.8 million at March 31, 2013 and December 31, 2012, respectively.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in an increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$3.3	$2.1
Increase in fair value recorded in earnings	—	0.2
Ending Balance	$3.3	$2.3

Refer to Note 2, Restructuring and Other Items, for further discussion of our acquisition-related contingency.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

($ in millions)	March 31, 2013	December 31, 2012
Finished goods	$74.6	$70.9
Work in process	27.1	23.6
Raw materials	71.8	67.7
	$173.5	$162.2

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	March 31, 2013	December 31, 2012
Euro note A, due 2013	$—	$26.9
Term loan, due 2014	0.2	0.2
Series B floating rate notes, due 2015	25.0	25.0
Euro note B, due 2016	78.2	80.8
Capital leases, due through 2016	0.6	0.7
Revolving credit facility, due 2017	113.8	71.5
Term loan, due 2018	42.5	35.3
Note payable, due 2019	0.4	—
Series A notes, due 2022	42.0	42.0
Series B notes, due 2024	53.0	53.0
Series C notes, due 2027	73.0	73.0
Convertible debt, due 2047	1.4	3.1
	430.1	411.5
Less: current portion of long-term debt	1.7	32.7
	$428.4	$378.8

Please refer to Note 11, Debt, to the consolidated financial statements in our 2012 Annual Report for additional details regarding our debt agreements.

During the first quarter of 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At March 31, 2013, we had $113.8 million in outstanding borrowings under this facility, of which $5.3 million was denominated in Yen, $26.9 million in Euros and the remainder in USD. Of the total amount outstanding, $1.6 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $112.2 million was classified as long-term based upon our intent and ability to continue the loans beyond one year.

In February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan due January 2018. Borrowings under this loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. A portion of this loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of this new building.

In addition, in February 2013, we repurchased $1.7 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due 2047 (the “Convertible Debentures”). As a result, we recognized a pre-tax loss on debt extinguishment of $0.2 million during the three months ended March 31, 2013, the majority of which represented the premium paid over par value. Following the repurchase, approximately $1.4 million principal amount of Convertible Debentures remained outstanding.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net income, as reported, for basic net income per share	$31.7	$29.2
Plus: interest expense on convertible debt, net of tax	—	1.1
Net income for diluted net income per share	$31.7	$30.3
Weighted average common shares outstanding	34.5	33.9
Assumed stock options exercised and awards vested, based on the treasury stock method	0.6	0.3
Assumed conversion of convertible debt, based on the if-converted method	—	2.9
Weighted average shares assuming dilution	35.1	37.1

Options to purchase 0.2 million and 1.9 million shares of our common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because their impact was antidilutive.

Note 9:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2012	$(9.0)	$0.8	$(84.9)	$17.2	$(75.9)
Other comprehensive (loss) income before reclassifications	(1.3)	—	0.8	(18.4)	(18.9)
Amounts reclassified out	1.0	—	1.3	—	2.3
Other comprehensive (loss) income, net of tax	(0.3)	—	2.1	(18.4)	(16.6)
Balance, March 31, 2013	$(9.3)	$0.8	$(82.8)	$(1.2)	$(92.5)

A summary of the reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 is presented in the following table ($ in millions):

Detail of components	Amount reclassified	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$(1.0)	Cost of goods and services sold
Interest rate swap contracts	(0.6)	Interest expense
Total before tax	(1.6)
Tax expense	0.6
Net of tax	(1.0)
Amortization of defined benefit pension and other postretirement plans:
Prior service cost	0.4	(a)
Actuarial losses	(2.4)	(a)
Total before tax	(2.0)
Tax expense	0.7
Net of tax	(1.3)

Total reclassifications for the period, net of tax	$(2.3)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 11, Benefit Plans, for additional details.

Note 10:  Stock-Based Compensation

At March 31, 2013, there were 3,005,139 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

In the first quarter of 2013, we granted 450,681 stock options at a weighted average exercise price of $59.25 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $11.42 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.89%; expected life of 6 years based on prior experience; stock volatility of 22.5% based on historical data; and a dividend yield of 1.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the first quarter of 2013, we granted 86,840 performance-vesting share (“PVS”) awards at a weighted grant-date fair value of $59.25 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $5.4 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
Service cost	$2.5	$2.3	$0.4	$0.3	$2.9	$2.6
Interest cost	3.7	3.9	0.2	0.3	3.9	4.2
Expected return on assets	(4.3)	(4.1)	—	—	(4.3)	(4.1)
Amortization of prior service credit	(0.4)	(0.4)	—	—	(0.4)	(0.4)
Recognized actuarial losses	2.4	2.1	—	—	2.4	2.1
Net periodic benefit cost	$3.9	$3.8	$0.6	$0.6	$4.5	$4.4

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
U.S. plans	$3.1	$3.2	$0.6	$0.6	$3.7	$3.8
International plans	0.8	0.6	—	—	0.8	0.6
Net periodic benefit cost	$3.9	$3.8	$0.6	$0.6	$4.5	$4.4

Note 12:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net sales:
Packaging Systems	$251.5	$235.7
Delivery Systems	88.2	80.7
Intersegment sales	(0.3)	(0.1)
Total net sales	$339.4	$316.3

Operating profit:
Packaging Systems	$58.6	$53.6
Delivery Systems	1.2	2.3
Corporate	(16.5)	(13.6)
Other unallocated items	—	(0.6)
Total operating profit	43.3	41.7
Loss on debt extinguishment	0.2	—
Interest expense	4.6	4.3
Interest income	0.6	0.4
Income before income taxes	$39.1	$37.8

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the first quarter of 2013, in connection with the repurchase of our Convertible Debentures, we recognized a pre-tax loss on debt extinguishment of $0.2 million, the majority of which represented the premium paid over par value. Refer to Note 7, Debt, for additional details.

Note 13:  Commitments and Contingencies

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

There have been no significant changes to the commitments and contingencies included in our 2012 Annual Report.

Note 14:  New Accounting Standards

Recently Adopted Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013, on a prospective basis. This adoption did not have a material impact on our financial statements. Please refer to Note 9, Accumulated Other Comprehensive Loss, for additional details.

In July 2012, the FASB issued guidance for the impairment testing of indefinite-lived intangible assets. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance was effective for us as of January 1, 2013 and will be considered when performing our annual impairment testing. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Standards Issued Not Yet Adopted

In March 2013, the FASB issued guidance that clarifies the application of U.S. GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. Management believes that the adoption of this guidance will not have an impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2012 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2012 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

First Quarter 2013 Financial Performance Highlights

•	Net sales were $339.4 million, an increase of 7.3% from the same period in 2012 (7.2% excluding foreign currency effects).

•	Gross profit was $111.7 million, an increase of 10.5% from the same period in 2012, and our gross margin increased by one percentage point to 32.9%.

•	Operating profit was $43.3 million, an increase of 3.8% from the same period in 2012

•	Net income was $31.7 million, an increase of 8.6% from the same period in 2012.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended March 31, 2013, as compared to the same period in 2012. The overall sales growth was primarily the result of a favorable mix of products. Net sales originating in the United States were $150.6 million, an increase of 5.9% from the same period in 2012, primarily due to increases in Daikyo Crystal Zenith® ("CZ") and contract manufacturing sales and a higher domestic demand for pharmaceutical packaging components. Net sales generated outside of the United States were $188.8 million, an increase of 8.4% from the same period in 2012, reflecting continued growth and demand, particularly in Europe. Excluding the favorable effects from currency translation, our non-U.S. net sales increased 8.2% and our consolidated net sales increased 7.2% from the same period in 2012.

Gross profit increased by $10.6 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a favorable mix of products sold. Sales price increases and improved production efficiencies also increased gross profit, however, these favorable items were significantly offset by the impact of increased raw material costs and increased wages, benefits and other costs.

Operating profit increased by $1.6 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the increase in consolidated gross profit described above, a decrease in restructuring and other items, and development income of approximately $0.3 million, partially offset by increases in R&D and SG&A costs and a charge of approximately $0.7 million related to the devaluation of the Venezuelan bolivar.

Net income increased by $2.5 million, and diluted net income per share increased by $0.09 per diluted share, during the three months ended March 31, 2013, as compared to the same period in 2012. Net income and diluted net income per share for the three months ended March 31, 2013 included a loss on extinguishment of debt of $0.2 million, or $0.01 per diluted share, resulting from a repurchase of our Convertible Debentures, and a discrete tax benefit of $1.3 million, or $0.04 per diluted share, related to the reinstatement of the Research and Development tax credit in January 2013. Net income and diluted net income per share for the three months ended March 31, 2012 included $0.7 million, or $0.02 per diluted share, in restructuring and related charges, an increase in acquisition-related contingencies, and a discrete tax charge.

Business Outlook

We anticipate continued revenue improvement driven by customers moving up the product quality and value scale in Packaging Systems and increasing growth in Delivery Systems' proprietary products, as customers accelerate their pre-commercial efforts. In particular, we continue to focus on the expansion of our high-value closure products and proprietary delivery systems, including CZ-based containment systems. We continue to believe that actions taken in recent years to increase capacity for certain products, reduce costs through restructuring and lean savings efforts, and expand into emerging markets will lead to improved profitability as global demand increases. We plan to continue funding capital projects related to new products, expansion activity, and emerging markets for Packaging Systems and for new, proprietary products within Delivery Systems. We believe that our operating results and financial position give us a platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise.

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

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2013	2012
Packaging Systems	$251.5	$235.7
Delivery Systems	88.2	80.7
Intersegment sales elimination	(0.3)	(0.1)
Consolidated net sales	$339.4	$316.3

Packaging Systems – Packaging Systems’ net sales increased by $15.8 million, or 6.7%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.3 million. Excluding foreign exchange effects, net sales for the three months ended March 31, 2013 increased by $15.5 million, or 6.6%, as compared to the same period in 2012, primarily due to continued strong growth in sales of our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes, including ready-to-use seals, stoppers and plungers and FluroTec™-coated closures. Sales price increases contributed 2.4 percentage points of the increase.

Delivery Systems – Delivery Systems’ net sales increased by $7.5 million, or 9.2%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.1 million. Excluding foreign exchange effects, net sales for the three months ended March 31, 2013 increased by $7.4 million, or 9.1%, as compared to the same period in 2012, primarily due to increases in CZ sales, contract manufacturing sales, and administration systems sales. Sales price increases contributed one percentage point of the increase.

Consolidated net sales increased by $23.1 million, or 7.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.4 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2013 increased by $22.7 million, or 7.2%, as compared to the same period in 2012.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2013	2012
Packaging Systems:
Gross Profit	$94.8	$85.2
Gross Margin	37.7%	36.1%
Delivery Systems:
Gross Profit	$16.9	$15.9
Gross Margin	19.1%	19.7%
Consolidated Gross Profit	$111.7	$101.1
Consolidated Gross Margin	32.9%	31.9%

Packaging Systems – Packaging Systems’ gross profit increased by $9.6 million, or 11.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.2 million. Packaging Systems’ gross margin increased by 1.6 percentage points for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of a favorable mix of products sold. Sales price increases and improved production efficiencies also increased Packaging Systems’ gross margin, however, these favorable items were substantially offset by the impact of increased raw material costs and increased wages, benefits and other costs.

Delivery Systems – Delivery Systems’ gross profit increased by $1.0 million, or 6.3%, for the three months ended March 31, 2013, as compared to the same period in 2012. Delivery Systems’ gross margin decreased by 0.6 percentage points for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the gross margin for the three months ended March 31, 2012, which included a cost reimbursement payment from a customer for previously-incurred costs.

Consolidated gross profit increased by $10.6 million, or 10.5%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.2 million. Consolidated gross margin increased by one percentage point for the three months ended March 31, 2013, as compared to the same period in 2012.

Research and Development (“R&D”) Costs

	Three Months Ended March 31,
($ in millions)	2013	2012
Packaging Systems	$3.5	$3.2
Delivery Systems	5.6	5.1
Consolidated R&D Costs	$9.1	$8.3

Packaging Systems' R&D costs increased by $0.3 million, or 9.4%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems' R&D costs increased by $0.5 million, or 9.8%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of development work on the SmartDose electronic patch injector system.

Consolidated R&D costs increased by $0.8 million, or 9.6%, for the three months ended March 31, 2013, as compared to the same period in 2012.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended March 31,
($ in millions)	2013	2012
Packaging Systems	$32.1	$28.9
Delivery Systems	10.5	8.8
Corporate	16.5	13.6
Consolidated SG&A costs	$59.1	$51.3
SG&A as a % of net sales	17.4%	16.2%

Packaging Systems' SG&A costs increased by $3.2 million, or 11.1%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of an increase in other compensation costs related to annual compensation increases and headcount increases and incremental costs related to information technology projects and outside services, such as supply chain initiatives, all of which were partially offset by foreign currency translation effects, which decreased Packaging Systems' SG&A costs by $0.2 million.

Delivery Systems' SG&A costs increased by $1.7 million, or 19.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of an increase in other compensation costs related to annual compensation increases and headcount increases and incremental costs related to outside services, such as legal costs and sales commissions.

Corporate’s SG&A costs increased by $2.9 million, or 21.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to increases in stock-based compensation expense and intellectual property-related costs. The increase in stock-based compensation expense of $2.2 million was primarily due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price.

Consolidated SG&A costs increased by $7.8 million, or 15.2%, for the three months ended March 31, 2013, as compared to the same period in 2012.

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended March 31,
($ in millions) Expense (income)	2013	2012
Segments	$0.2	$(0.8)
Corporate and other unallocated items:
Restructuring and related charges	—	0.4
Acquisition-related contingencies	—	0.2
Consolidated restructuring and other items	$0.2	$(0.2)

Other income and expense items, consisting primarily of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges, such as development income and the charge related to the devaluation of the Venezuelan bolivar, are generally recorded within segment or corporate results. Certain restructuring, impairments and other specifically-identified gains and losses considered outside of the control of segment management are not allocated to our segments.

During the three months ended March 31, 2012, we incurred restructuring and related charges of $0.4 million associated with the 2010 plan. Charges incurred during the three months ended March 31, 2012 were primarily facility closure costs associated with a reduction of operations at a manufacturing facility in England and the 2011 closure of a plant in the United States. We do not expect to incur any future charges related to the 2010 plan, and the remaining restructuring obligations at March 31, 2013 will be reduced to zero as payments are made.

During the three months ended March 31, 2013, we increased the SmartDose contingent consideration by an immaterial amount due to fair value adjustments. During the three months ended March 31, 2012, we increased the SmartDose contingent consideration by $0.2 million due to fair value adjustments.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Three Months Ended March 31,
($ in millions)	2013	2012
Segments:
Packaging Systems	$58.6	$53.6
Delivery Systems	1.2	2.3
Corporate and other unallocated items:
Corporate	(16.5)	(13.6)
Other unallocated expense	—	(0.6)
Consolidated operating profit	$43.3	$41.7

Packaging Systems – Packaging Systems’ operating profit increased by $5.0 million, or 9.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.4 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $1.1 million, or 47.8%, for the three months ended March 31, 2013, as compared to the same period in 2012, due to the factors described above.

Corporate – Corporate’s operating loss increased by $2.9 million, or 21.3%, for the three months ended March 31, 2013, as compared to the same period in 2012, due to the factors described above.

Consolidated operating profit increased by $1.6 million, or 3.8%, for the three months ended March 31, 2013.

Loss on Debt Extinguishment

During the three months ended March 31, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2013	2012
Interest expense	$4.8	$4.7
Capitalized interest	(0.2)	(0.4)
Interest income	(0.6)	(0.4)
Interest expense, net	$4.0	$3.9

Interest expense, net, increased by $0.1 million, or 2.6%, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to decreased capitalized interest resulting from the completion of certain capital projects.

Income Taxes

The provision for income taxes was $8.6 million and $9.8 million for the three months ended March 31, 2013 and 2012, respectively, resulting in effective tax rates of 22.0% and 26.1%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2013 primarily reflects the impact of a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit in January 2013. In accordance with U.S. GAAP, although the tax credit was reinstated on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013. During the three months ended March 31, 2012, we recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $1.2 million for each of the three months ended March 31, 2013 and 2012.

Net Income

Net income for the three months ended March 31, 2013 was $31.7 million, which included a loss on extinguishment of debt of $0.2 million and a discrete tax benefit of $1.3 million. Net income for the three months ended March 31, 2012 was $29.2 million, which included restructuring and related charges of $0.3 million (net of $0.1 million in tax), an increase in acquisition-related contingencies of $0.1 million (net of $0.1 million in tax), and a discrete tax charge of $0.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2013	2012
Net cash provided by operating activities	$18.9	$13.8
Net cash used in investing activities	(57.7)	(31.9)
Net cash provided by financing activities	55.5	24.2

Net Cash Provided by Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2013 was $18.9 million, an increase of $5.1 million from the same period in 2012. Net cash provided by operating activities for the three months ended March 31, 2013 increased primarily due to the increase in net income and a lower level of pension funding, both of which were partially offset by higher working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities for the three months ended March 31, 2013 was $57.7 million, an increase of $25.8 million from the same period in 2012. Net cash used in investing activities for the three months ended March 31, 2013 increased primarily due to a $29.3 million increase in capital spending, to $61.7 million, for the three months ended March 31, 2013. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, information technology infrastructure improvements, and construction of our new compression-molding plant in China, for which we expect commercial production to begin by mid-year 2013. The capital spending increase was partially offset by the change in our short-term investment activity. During the three months ended March 31, 2013, we sold $9.6 million, and purchased $5.4 million, of short-term investments. During the three months ended March 31, 2012, we sold $4.8 million, and purchased $4.6 million, of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months.

Net Cash Provided by Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2013 was $55.5 million, an increase of $31.3 million from the same period in 2012. Net cash provided by financing activities for the three months ended March 31, 2013 increased primarily as we borrowed $42.8 million to finance the construction and acquisition of our new corporate office and research building and as we entered into Euro-denominated debt of $27.4 million under our multi-currency revolving credit facility. Both increases were partially offset by our $26.6 million repayment of Euro note A. We used cash generated from operations and net borrowings to fund the repurchase of our Convertible Debenture, working capital needs, capital expenditures, and to pay dividends.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$175.0	$161.9
Short-term investments	8.2	12.4
Working capital	381.6	295.5
Total debt	430.1	411.5
Total equity	745.9	728.9
Net debt-to-total invested capital	25.5%	25.5%

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2013 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at March 31, 2013 included $162.3 million of cash held by subsidiaries outside of the United States, primarily in Germany, Israel, and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at March 31, 2013 increased by $86.1 million, or 29.1%, during the three months ended March 31, 2013, as compared to December 31, 2012, despite a decrease of $6.3 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $16.7 million, $17.7 million and $13.8 million, respectively, and total current liabilities decreased by $49.9 million. The increased accounts receivable and inventory balances were primarily the result of increased sales order activity, while the decrease in current liabilities was primarily due to our $26.6 million repayment of Euro note A, which we refinanced using a portion of our multi-currency revolving credit facility, and decreases in accounts payable and accrued salaries, wages and benefits.

Debt and credit facilities - The $18.6 million increase in total debt at March 31, 2013, as compared to December 31, 2012, resulted from net borrowings and related debt activity of $22.6 million, partially offset by foreign exchange rate fluctuations of $4.0 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. During the three months ended March 31, 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At March 31, 2013, we had $113.8 million in outstanding borrowings under this facility, of which $1.6 million was classified as short-term based upon our intent to repay this portion within the next twelve months and $112.2 million was classified as long-term based upon our intent and ability to continue the loans beyond one year. We had $182.6 million of borrowing capacity available under this facility at March 31, 2013. We do not expect any significant limitations on our ability to access this source of funds.

In February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. A portion of this loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building.

During the three months ended March 31, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2013, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2012 Annual Report. During the three months ended March 31, 2013, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2012 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2013, and the impact, if any, on our financial position or results of operations, see Note 14, New Accounting Standards.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see the risk factors disclosed in Item 1A of our 2012 Annual Report and Part II, Item 1A of this Form 10-Q.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems, including but not limited to CZ prefilled syringes, cartridges and vials, and the ConfiDose®, SelfDose™, SmartDose and éris systems;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2012 Annual Report, except as noted below.

Interest Rate Risk

During the first quarter of 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013.

In addition, in February 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures.

Refer to Note 7, Debt, for additional information on these transactions.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2012 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2012 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2013 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2013	25	$55.10	—	—
February 1 – 28, 2013	64,389	59.38	—	—
March 1 – 31, 2013	16,887	59.11	—	—
Total	81,301	$59.32	—	—

(1)
Includes 17,131 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)	Includes 14,377 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Plan.

(3)
Includes 49,793 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on option exercises, as well as the vesting of incentive and restricted stock awards, as part of the 2011 Plan.

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

May 6, 2013

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