Form 10-Q
period 2013-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2013-08-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☑

As of July 31, 2013, there were 34,892,542 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$344.5	$324.8	$683.9	$641.1
Cost of goods and services sold	233.6	226.1	461.3	441.3
Gross profit	110.9	98.7	222.6	199.8
Research and development	9.5	8.2	18.6	16.5
Selling, general and administrative expenses	59.7	54.4	118.7	105.7
Restructuring and other items (Note 2)	(0.8)	0.5	(0.6)	0.3
Operating profit	42.5	35.6	85.9	77.3
Loss on debt extinguishment	—	11.6	0.2	11.6
Interest expense	4.1	4.6	8.7	8.8
Interest income	0.4	0.6	1.0	1.0
Income before income taxes	38.8	20.0	78.0	57.9
Income tax expense	10.3	6.5	18.9	16.4
Equity in net income of affiliated companies	1.7	2.1	2.8	3.3
Net income	$30.2	$15.6	$61.9	$44.8

Net income per share:
Basic	$0.87	$0.46	$1.79	$1.32
Diluted	$0.86	$0.45	$1.76	$1.27

Weighted average shares outstanding:
Basic	34.7	34.0	34.6	33.9
Diluted	35.4	36.6	35.3	36.9

Dividends declared per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$30.2	$15.6	$61.9	$44.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.8)	(29.4)	(19.1)	(17.2)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.7, $0.8, $1.8 and $1.4, respectively	1.1	1.5	3.2	2.3
Net gains (losses) on derivatives, net of tax of $0.5, $(1.5), $0.1 and $(1.5), respectively	0.7	(2.4)	0.4	(2.4)
Other comprehensive income (loss), net of tax	1.0	(30.3)	(15.5)	(17.3)
Comprehensive income (loss)	$31.2	$(14.7)	$46.4	$27.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$190.6	$161.9
Short-term investments	7.5	12.4
Accounts receivable, net	195.3	175.0
Inventories	176.5	162.2
Deferred income taxes	9.6	7.7
Other current assets	33.8	38.1
Total current assets	613.3	557.3
Property, plant and equipment	1,289.1	1,274.8
Less accumulated depreciation and amortization	625.7	605.8
Property, plant and equipment, net	663.4	669.0
Investments in affiliated companies	58.0	59.8
Goodwill	111.7	112.5
Deferred income taxes	92.0	90.3
Intangible assets, net	49.1	50.6
Other noncurrent assets	25.2	24.5
Total Assets	$1,612.7	$1,564.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$0.1	$32.7
Accounts payable	88.4	102.9
Pension and other postretirement benefits	2.9	2.8
Accrued salaries, wages and benefits	50.0	56.5
Income taxes payable	24.2	15.6
Taxes other than income	8.0	7.8
Other current liabilities	45.1	43.5
Total current liabilities	218.7	261.8
Long-term debt	394.7	378.8
Deferred income taxes	19.3	20.8
Pension and other postretirement benefits	138.0	135.4
Other long-term liabilities	57.8	38.3
Total Liabilities	828.5	835.1

Commitments and contingencies (Note 13)

Total Equity	784.2	728.9
Total Liabilities and Equity	$1,612.7	$1,564.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	34.4	$8.6	$79.3	$(3.0)	$719.9	$(75.9)	$728.9
Net income					61.9		61.9
Stock-based compensation			6.0				6.0
Shares issued under stock plans	0.5	0.1	14.1	(0.7)			13.5
Shares repurchased for employee tax withholdings	(0.1)		(5.2)				(5.2)
Excess tax benefit from employee stock plans			1.1				1.1
Dividends declared					(6.5)		(6.5)
Other comprehensive loss, net of tax						(15.5)	(15.5)
Balance, June 30, 2013	34.8	$8.7	$95.3	$(3.7)	$775.3	$(91.4)	$784.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$61.9	$44.8
Depreciation	39.1	35.2
Amortization	2.1	2.2
Loss on debt extinguishment	0.2	11.6
Asset impairment charges	—	3.8
Other non-cash items, net	7.7	4.7
Changes in assets and liabilities	(12.6)	(36.3)
Net cash provided by operating activities	98.4	66.0

Cash flows from investing activities:
Capital expenditures	(83.8)	(69.4)
Purchases of short-term investments	(8.8)	(26.0)
Sales and maturities of short-term investments	13.7	27.3
Other, net	(3.0)	0.3
Net cash used in investing activities	(81.9)	(67.8)

Cash flows from financing activities:
Borrowings under revolving credit agreements, net	6.7	198.6
Repayments of long-term debt	(29.3)	(165.7)
Issuance of long-term debt	43.3	—
Debt issuance costs	—	(6.2)
Dividend payments	(13.1)	(12.2)
Excess tax benefit from employee stock plans	1.1	2.1
Shares repurchased for employee tax withholdings	(5.2)	(2.2)
Proceeds from stock option exercises	10.7	2.9
Employee stock purchase plan contributions	1.1	1.1
Net cash provided by financing activities	15.3	18.4
Effect of exchange rates on cash	(3.1)	(1.4)
Net increase in cash and cash equivalents	28.7	15.2

Cash, including cash equivalents at beginning of period	161.9	91.8
Cash, including cash equivalents at end of period	$190.6	$107.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six month periods ended June 30, 2013 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassifications: Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Restructuring and related charges (reversals):
Severance and post-employment benefits	$—	$(0.2)	$—	$(0.2)
Impairments and asset write-offs	—	0.3	—	0.4
Other restructuring charges	—	0.2	—	0.5
Total restructuring and related charges	—	0.3	—	0.7
Impairment charge	—	3.4	—	3.4
Development income	(0.5)	(3.8)	(0.8)	(3.8)
Acquisition-related contingencies	0.2	0.2	0.2	0.4
Foreign exchange and other	(0.5)	0.4	—	(0.4)
Total restructuring and other items	$(0.8)	$0.5	$(0.6)	$0.3

Restructuring and Related Charges

Total restructuring and related charges incurred during the three and six months ended June 30, 2012 were associated with the restructuring plan announced in December 2010 (the "2010 plan"). These charges consisted of costs associated with the 2011 closure of a plant in the United States, the reduction of operations at a manufacturing facility in England and the elimination of certain operational and administrative functions at other locations. We do not expect to incur any future charges related to this plan.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits
Balance, December 31, 2012	$2.8
Cash payments	(2.6)
Balance, June 30, 2013	$0.2

We expect all payments to be completed by the end of 2013.

Other Items

During the three and six months ended June 30, 2013, we recorded development income of $0.5 million and $0.8 million, respectively, within the Pharmaceutical Delivery Systems segment ("Delivery Systems"). Included in these amounts was $0.3 million of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose™ within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $18.2 million was included within other current liabilities and other long-term liabilities, respectively, at June 30, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement, which is thirteen years. The agreement does not include a future minimum purchase commitment from the customer.

During the three and six months ended June 30, 2012, we recorded development income of $3.8 million attributable to services and the reimbursement of certain costs.

The liability for contingent consideration related to our 2010 acquisition of technology used in SmartDose (“SmartDose contingent consideration”) increased by $0.2 million during the three and six months ended June 30, 2013 due to fair value adjustments. During the three and six months ended June 30, 2012, the fair value of the SmartDose contingent consideration increased by $0.2 million and $0.4 million, respectively.

In addition, during the second quarter of 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our product lines in Delivery Systems. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded during the second quarter of 2012. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and six months ended June 30, 2013, our effective tax rate was 26.5% and 24.2% respectively, compared with 32.7% and 28.4% for the same periods in 2012.

The decrease in the effective tax rate for the three month periods presented reflects the nondeductibility of the purchase premium paid related to the extinguishment of our convertible debt during the second quarter of 2012.

The decrease in the effective tax rate for the six month periods presented reflects the item mentioned above, as well as a $1.3 million discrete tax benefit related to the American Taxpayers Relief Act of 2012, which was signed into law in January 2013 and includes a retroactive reinstatement of the research and development tax credit to January 1, 2012. In addition, during the six months ended June 30, 2012, we recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2012, the statute of limitations for the 2008 U.S. federal tax year lapsed, leaving tax years 2009 through 2012 open to examination. For U.S. state and local jurisdictions, tax years 2007 through 2012 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2006 through 2012.

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $2.0 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.6 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively.

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

We also have an interest rate swap agreement outstanding as of June 30, 2013, that is designated as a cash flow hedge to protect against volatility in the interest rate payable on $25.0 million of floating rate notes maturing on July 28, 2015 (“Series B Notes”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“Yen”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of June 30, 2013, there were six monthly contracts outstanding at ¥200.8 million ($2.5 million) each, for an aggregate notional amount of ¥1.2 billion ($15.0 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of June 30, 2013, there were six monthly contracts outstanding at an average monthly amount of $1.1 million, for an aggregate notional amount of $6.8 million.

In addition we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of June 30, 2013, there were six monthly contracts outstanding at an average monthly amount of ¥46.2 million (approximately $0.5 million), for an aggregate notional amount of ¥185.0 million ($1.9 million).

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of June 30, 2013, there were six monthly contracts outstanding at $1.4 million each, for an aggregate notional amount of $8.4 million.

A portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We designated our €82.1 million Euro-denominated debt as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $0.3 million pre-tax ($0.2 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2013. We have also designated our ¥500.0 million Yen-denominated note payable as a hedge of our net investment in a Japanese affiliate. At June 30, 2013, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.3 million pre-tax ($0.2 million after tax) which was also included within accumulated other comprehensive loss.

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

During the three and six months ended June 30, 2013, we recorded a $0.1 million loss in cost of goods and services sold related to these outstanding call options. During the three and six months ended June 30, 2012, a loss of $0.1 million was recorded in cost of goods and services sold relating to 2012 crude-oil options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2013 and December 31, 2012.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$—	$—	$—	Net sales
Foreign currency hedge contracts	(1.0)	0.6	0.9	—	Cost of goods and services sold
Interest rate swap contracts	0.4	(1.0)	0.4	0.8	Interest expense
Forward treasury locks	—	(2.8)	0.1	—	Interest expense
Total	$(0.7)	$(3.2)	$1.4	$0.8
Net Investment Hedges:
Foreign currency-denominated debt	$(1.0)	$4.1	$—	$—	Foreign exchange and other
Total	$(1.0)	$4.1	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$0.2	$—	$—	$—	Net sales
Foreign currency hedge contracts	(2.7)	0.3	1.5	—	Cost of goods and services sold
Interest rate swap contracts	0.5	(1.4)	0.8	1.5	Interest expense
Forward treasury locks	—	(2.8)	0.1	—	Interest expense
Total	$(2.0)	$(3.9)	$2.4	$1.5
Net Investment Hedges:
Foreign currency-denominated debt	$1.4	$2.4	$—	$—	Foreign exchange and other
Total	$1.4	$2.4	$—	$—

For the three and six month periods ended June 30, 2013 and 2012, there was no material ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present, by level within the fair value hierarchy, certain of our financial assets and liabilities:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	4.8	4.8	—	—
	$12.3	$12.3	$—	$—
Liabilities:
Contingent consideration	$3.5	$—	$—	$3.5
Deferred compensation liabilities	9.8	9.8	—	—
Interest rate swap contracts	6.6	—	6.6	—
Foreign currency contracts	3.2	—	3.2	—
Long-term debt	400.1	—	400.1	—
	$423.2	$9.8	$409.9	$3.5

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$12.4	$12.4	$—	$—
Deferred compensation assets	4.0	4.0	—	—
	$16.4	$16.4	$—	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	7.6	7.6	—	—
Interest rate swap contracts	8.6	—	8.6	—
Foreign currency contracts	1.4	—	1.4	—
Long-term debt	386.0	—	386.0	—
	$406.9	$7.6	$396.0	$3.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps, included within other long-term liabilities, are valued using a discounted cash flow analysis based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar forward rates and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. The carrying amount of long-term debt was $394.7 million and $378.8 million at June 30, 2013 and December 31, 2012, respectively.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Six Months Ended June 30,
	2013	2012
Beginning Balance	$3.3	$2.1
Increase in fair value recorded in earnings	0.2	0.4
Ending Balance	$3.5	$2.5

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

Note 6:  Inventories

Inventories are valued at the lower of standard cost (which approximates actual cost on a first-in-first-out basis) or market. Inventory balances were as follows:

($ in millions)	June 30, 2013	December 31, 2012
Finished goods	$75.5	$70.9
Work in process	28.8	23.6
Raw materials	72.2	67.7
	$176.5	$162.2

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	June 30, 2013	December 31, 2012
Euro note A, due 2013	$—	$26.9
Term loan, due 2014	0.2	0.2
Series B floating rate notes, due 2015	25.0	25.0
Euro note B, due 2016	79.6	80.8
Capital leases, due through 2016	0.5	0.7
Revolving credit facility, due 2017	77.5	71.5
Term loan, due 2018	42.2	35.3
Note payable, due 2019	0.4	—
Series A notes, due 2022	42.0	42.0
Series B notes, due 2024	53.0	53.0
Series C notes, due 2027	73.0	73.0
Convertible debt, due 2047	1.4	3.1
	394.8	411.5
Less: current portion of long-term debt	0.1	32.7
	$394.7	$378.8

Please refer to Note 11, Debt, to the consolidated financial statements in our 2012 Annual Report for additional details regarding our debt agreements.

During the first quarter of 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At June 30, 2013, we had $77.5 million in outstanding borrowings under this facility, of which $5.1 million was denominated in Yen, $27.4 million in Euros and the remainder in USD. The entire amount outstanding was classified as long-term based upon our intent and ability to continue the loans beyond one year. Of the total amount outstanding as of December 31, 2012, $5.7 million was classified as short-term and $65.8 million was classified as long-term.

In February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of this new building. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50% percentage points. Please refer to Note 4, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

In addition, during the first half of 2013, we repurchased $1.7 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due 2047 (the “Convertible Debentures”). As a result, we recognized a pre-tax loss on debt extinguishment of $0.2 million during the six months ended June 30, 2013, the majority of which represented the premium paid over par value. Following the repurchase, approximately $1.4 million principal amount of Convertible Debentures remained outstanding.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Net income, as reported, for basic net income per share	$30.2	$15.6	$61.9	$44.8
Plus: interest expense on convertible debt, net of tax	—	0.8	—	1.9
Net income for diluted net income per share	$30.2	$16.4	$61.9	$46.7
Weighted average common shares outstanding	34.7	34.0	34.6	33.9
Assumed stock options exercised and awards vested, based on the treasury stock method	0.7	0.5	0.6	0.5
Assumed conversion of convertible debt, based on the if-converted method	—	2.1	0.1	2.5
Weighted average shares assuming dilution	35.4	36.6	35.3	36.9

Options to purchase 0.5 million and 0.6 million shares of our common stock for the three months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.3 million and 1.7 million antidilutive options outstanding during the six month periods ended June 30, 2013 and 2012, respectively.

Note 9:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2012	$(9.0)	$0.8	$(84.9)	$17.2	$(75.9)
Other comprehensive (loss) income before reclassifications	(2.0)	—	0.6	(19.1)	(20.5)
Amounts reclassified out	2.4	—	2.6	—	5.0
Other comprehensive income (loss), net of tax	0.4	—	3.2	(19.1)	(15.5)
Balance, June 30, 2013	$(8.6)	$0.8	$(81.7)	$(1.9)	$(91.4)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$(1.4)	$(2.4)	Cost of goods and services sold
Interest rate swap contracts	(0.7)	(1.3)	Interest expense
Forward treasury locks	(0.1)	(0.2)	Interest expense
Total before tax	(2.2)	(3.9)
Tax expense	0.8	1.5
Net of tax	$(1.4)	$(2.4)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$—	$(0.1)	(a)
Prior service cost	0.3	$0.7	(a)
Actuarial losses	(2.3)	(4.7)	(a)
Total before tax	(2.0)	(4.1)
Tax expense	0.7	1.5
Net of tax	$(1.3)	$(2.6)

Total reclassifications for the period, net of tax	$(2.7)	$(5.0)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 11, Benefit Plans, for additional details.

Note 10:  Stock-Based Compensation

At June 30, 2013, there were 2,935,331 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

In the first half of 2013, we granted 461,174 stock options at a weighted average exercise price of $59.43 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $11.46 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.89%; expected life of 6 years based on prior experience; stock volatility of 22.5% based on historical data; and a dividend yield of 1.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the first half of 2013, we granted 88,476 performance-vesting share (“PVS”) awards at a weighted grant-date fair value of $59.42 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $5.0 million and $10.4 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, total stock-based compensation expense was $4.3 million and $7.5 million, respectively.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
Service cost	$2.5	$2.3	$0.3	$0.4	$2.8	$2.7
Interest cost	3.7	3.8	0.3	0.2	4.0	4.0
Expected return on assets	(4.3)	(4.1)	—	—	(4.3)	(4.1)
Amortization of prior service credit	(0.3)	(0.4)	—	—	(0.3)	(0.4)
Recognized actuarial losses	2.3	2.2	—	—	2.3	2.2
Net periodic benefit cost	$3.9	$3.8	$0.6	$0.6	$4.5	$4.4

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
U.S. plans	$3.1	$3.2	$0.6	$0.6	$3.7	$3.8
International plans	0.8	0.6	—	—	0.8	0.6
Net periodic benefit cost	$3.9	$3.8	$0.6	$0.6	$4.5	$4.4

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
Service cost	$5.0	$4.6	$0.7	$0.7	$5.7	$5.3
Interest cost	7.4	7.7	0.5	0.5	7.9	8.2
Expected return on assets	(8.6)	(8.1)	—	—	(8.6)	(8.1)
Amortization of transition obligation	0.1	—	—	—	0.1	—
Amortization of prior service credit	(0.7)	(0.8)	—	—	(0.7)	(0.8)
Recognized actuarial losses	4.7	4.3	—	—	4.7	4.3
Net periodic benefit cost	$7.9	$7.7	$1.2	$1.2	$9.1	$8.9

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
U.S. plans	$6.3	$6.4	$1.2	$1.2	$7.5	$7.6
International plans	1.6	1.3	—	—	1.6	1.3
Net periodic benefit cost	$7.9	$7.7	$1.2	$1.2	$9.1	$8.9

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Net sales:
Packaging Systems	$251.5	$235.8	$503.0	$471.5
Delivery Systems	93.3	89.2	181.5	169.9
Intersegment sales	(0.3)	(0.2)	(0.6)	(0.3)
Total net sales	$344.5	$324.8	$683.9	$641.1

Operating profit:
Packaging Systems	$56.8	$50.5	$115.5	$104.1
Delivery Systems	2.3	5.5	3.5	7.8
Corporate	(16.6)	(16.5)	(33.1)	(30.1)
Other unallocated items	—	(3.9)	—	(4.5)
Total operating profit	$42.5	$35.6	$85.9	$77.3
Loss on debt extinguishment	—	11.6	0.2	11.6
Interest expense	4.1	4.6	8.7	8.8
Interest income	0.4	0.6	1.0	1.0
Income before income taxes	$38.8	$20.0	$78.0	$57.9

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the first six months of 2013, in connection with the repurchase of our Convertible Debentures, we recognized a pre-tax loss on debt extinguishment of $0.2 million. Refer to Note 7, Debt, for additional details. During the three and six months ended June 30, 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to the repurchase of 98.06% of our Convertible Debentures.

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

Note 14:  New Accounting Standards

Recently Adopted Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance to permit the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The guidance also removes the restriction on using different benchmark rates for similar hedges. The amendments were effective for us immediately upon issuance and will be applied prospectively to qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. This adoption did not have an impact on our financial statements.

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

Standards Issued Not Yet Adopted

In July 2013, the FASB issued revised guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

Note 15:  Subsequent Event

On August 1, 2013, we announced that our Board of Directors had approved a two-for-one stock split of our outstanding shares of common stock, to be effected in the form of a stock dividend, payable on September 26, 2013 to shareholders of record on September 12, 2013. Our share and per share data presented in the accompanying condensed consolidated financial statements have not been adjusted for the stock split, but will be retrospectively adjusted during the third quarter of 2013.

Pro forma per share data, giving retroactive effect to the stock split is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income per share, basic	$0.435	$0.230	$0.895	$0.660
Net income per share, diluted	0.430	0.225	0.880	0.635
Dividends declared per share	0.095	0.090	0.190	0.180

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

Second Quarter 2013 Financial Performance Highlights

•	Net sales were $344.5 million, an increase of 6.1% from the same period in 2012 (5.7% excluding foreign currency effects).

•	Gross profit was $110.9 million, an increase of 12.4% from the same period in 2012, and our gross margin increased by 1.8 margin points to 32.2%.

•	Operating profit was $42.5 million, an increase of 19.4% from the same period in 2012.

•	Net income was $30.2 million, an increase of 93.6% from the same period in 2012.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended June 30, 2013, as compared to the same period in 2012. Net sales originating in the United States were $157.1 million, an increase of 2.9% from the same period in 2012, primarily due to higher domestic demand for pharmaceutical packaging components and an increase in Daikyo Crystal Zenith® ("CZ") sales, partially offset by a decrease in contract manufacturing sales. Net sales generated outside of the United States were $187.4 million, an increase of 8.9% from the same period in 2012, reflecting continued growth and demand, particularly in Europe. Excluding the favorable effects from currency translation, our non-U.S. net sales increased 8.2% and our consolidated net sales increased 5.7% from the same period in 2012.

Gross profit increased by $12.2 million during the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to higher sales volumes and improved production efficiencies. Sales price increases also increased gross profit; however, this favorable item was offset by the impact of increased wages, benefits and other costs.

Operating profit increased by $6.9 million during the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to the increase in consolidated gross profit described above and the change in restructuring and other items, partially offset by increases in R&D and SG&A costs.

Net income increased by $14.6 million, and diluted net income per share increased by $0.41 per diluted share, during the three months ended June 30, 2013, as compared to the same period in 2012. Net income and diluted net income per share for the three months ended June 30, 2012 included a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax), or $.27 per diluted share, restructuring, impairment and related charges of $2.3 million (net of $1.4 million in tax), or $0.06 per diluted share, and an increase in acquisition-related contingencies of $0.2 million, or $0.01 per diluted share.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$251.5	$235.8	$503.0	$471.5
Delivery Systems	93.3	89.2	181.5	169.9
Intersegment sales elimination	(0.3)	(0.2)	(0.6)	(0.3)
Consolidated net sales	$344.5	$324.8	$683.9	$641.1

Packaging Systems – Packaging Systems’ net sales increased by $15.7 million, or 6.7%, for the three months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.9 million. Excluding foreign exchange effects, net sales for the three months ended June 30, 2013 increased by $14.8 million, or 6.3%, as compared to the same period in 2012, primarily due to unit volume growth for our standard pharmaceutical components and continued growth in sales of our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes. Sales price increases contributed 2.1 percentage points of the increase.

Packaging Systems’ net sales increased by $31.5 million, or 6.7%, for the six months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $1.2 million. Excluding foreign exchange effects, net sales for the six months ended June 30, 2013 increased by $30.3 million, or 6.4%, as compared to the same period in 2012, primarily due to continued growth in sales of our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes and unit volume growth for our standard pharmaceutical components. Sales price increases contributed 2.2 percentage points of the increase.

Delivery Systems – Delivery Systems’ net sales increased by $4.1 million, or 4.7%, for the three months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.3 million. Excluding foreign exchange effects, net sales for the three months ended June 30, 2013 increased by $3.8 million, or 4.3%, as compared to the same period in 2012, primarily due to increases in CZ and administration systems sales, partially offset by a decrease in contract manufacturing sales. Proprietary net sales represented 25.6% of Delivery Systems' net sales for the three months ended June 30, 2013, as compared to 20.1% for the same period in 2012. Sales price increases contributed one percentage point of the increase.

Delivery Systems’ net sales increased by $11.6 million, or 6.8%, for the six months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $0.4 million. Excluding foreign exchange effects, net sales for the six months ended June 30, 2013 increased by $11.2 million, or 6.6%, as compared to the same period in 2012, primarily due to increases in CZ and administration systems sales. Proprietary net sales represented 25.4% of Delivery Systems' net sales for the six months ended June 30, 2013, as compared to 20.6% for the same period in 2012. Sales price increases contributed one percentage point of the increase.

Consolidated net sales increased by $19.7 million, or 6.1%, for the three months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $1.2 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2013 increased by $18.5 million, or 5.7%, as compared to the same period in 2012.

Consolidated net sales increased by $42.8 million, or 6.7%, for the six months ended June 30, 2013, as compared to the same period in 2012, including a favorable foreign exchange impact of $1.6 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2013 increased by $41.2 million, or 6.4%, as compared to the same period in 2012.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems:
Gross Profit	$92.7	$82.7	$187.5	$167.9
Gross Margin	36.9%	35.1%	37.3%	35.6%
Delivery Systems:
Gross Profit	$18.2	$16.0	$35.1	$31.9
Gross Margin	19.5%	17.9%	19.3%	18.8%
Consolidated Gross Profit	$110.9	$98.7	$222.6	$199.8
Consolidated Gross Margin	32.2%	30.4%	32.6%	31.2%

Packaging Systems – Packaging Systems’ gross profit increased by $10.0 million, or 12.1%, and $19.6 million, or 11.7%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign exchange impact of $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively. Packaging Systems’ gross margin increased by 1.8 margin points and 1.7 margin points for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of improved production efficiencies. Sales price increases also increased Packaging Systems’ gross margin for the three and six months ended June 30, 2013, however, this favorable item was offset by the impact of increased wages, benefits and other costs.

Delivery Systems – Delivery Systems’ gross profit increased by $2.2 million, or 13.8%, and $3.2 million, or 10.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Delivery Systems’ gross margin increased by 1.6 margin points and 0.5 margin points for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to improved production efficiencies. Sales price increases also increased Delivery Systems' gross margin for the three and six months ended June 30, 2013, however, this favorable item was offset by the impact of increased wages, benefits and other costs.

Consolidated gross profit increased by $12.2 million, or 12.4%, and $22.8 million, or 11.4%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign exchange impact of $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively. Consolidated gross margin increased by 1.8 margin points and 1.4 margin points for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

Research and Development (“R&D”) Costs

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$3.6	$3.3	$7.0	$6.5
Delivery Systems	5.9	4.9	11.6	10.0
Consolidated R&D Costs	$9.5	$8.2	$18.6	$16.5

Packaging Systems' R&D costs increased by $0.3 million, or 9.1%, and $0.5 million, or 7.7%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems' R&D costs increased by $1.0 million, or 20.4%, and $1.6 million, or 16.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of development work on SmartDose and the SelfDose™ system.

Consolidated R&D costs increased by $1.3 million, or 15.9%, and $2.1 million, or 12.7%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$32.4	$28.7	$64.5	$57.6
Delivery Systems	10.7	9.2	21.1	18.0
Corporate	16.6	16.5	33.1	30.1
Consolidated SG&A costs	$59.7	$54.4	$118.7	$105.7
SG&A as a % of net sales	17.3%	16.8%	17.4%	16.5%

Packaging Systems' SG&A costs increased by $3.7 million, or 12.9%, and $6.9 million, or 12.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of incremental costs related to outside services, such as supply chain initiatives, increased compensation costs primarily related to merit increases and headcount increases, primarily in Asia, and incremental costs related to information technology projects.

Delivery Systems' SG&A costs increased by $1.5 million, or 16.3%, and $3.1 million, or 17.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of incremental costs related to outside services, such as patent-related legal fees and sales commissions, and increased compensation costs primarily related to merit and benefit increases.

Corporate’s SG&A costs increased by $0.1 million, or 0.6%, for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to increases in stock-based compensation expense and other corporate costs being substantially offset by a decrease in incentive compensation costs. The increase in stock-based compensation expense of $0.7 million was due to increased performance-based achievement levels.

Corporate’s SG&A costs increased by $3.0 million, or 10.0%, for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to increases in stock-based compensation expense and intellectual property-related costs being partially offset by a decrease in incentive compensation costs. The increase in stock-based compensation expense of $3.0 million was due to increased performance-based achievement levels and the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price.

Consolidated SG&A costs increased by $5.3 million, or 9.7%, and $13.0 million, or 12.3%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions) Expense (income)	2013	2012	2013	2012
Packaging Systems	$(0.1)	$0.2	$0.5	$(0.3)
Delivery Systems	(0.7)	(3.6)	(1.1)	(3.9)
Corporate and other unallocated items:
Restructuring and related charges	—	0.3	—	0.7
Impairment charge	—	3.4	—	3.4
Acquisition-related contingencies	—	0.2	—	0.4
Consolidated restructuring and other items	$(0.8)	$0.5	$(0.6)	$0.3

Other income and expense items, consisting primarily of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges, are generally recorded within segment or corporate results. Certain restructuring, impairments and other specifically-identified gains and losses considered outside of the control of segment management are not allocated to our segments.

During the six months ended June 30, 2013, we recorded a charge of approximately $0.7 million related to the devaluation of the Venezuelan bolivar within Packaging Systems.

During the three and six months ended June 30, 2013, we recorded development income of $0.5 million and $0.8 million, respectively, within Delivery Systems. Included in these amounts was $0.3 million of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $18.2 million was included within other current liabilities and other long-term liabilities, respectively, at June 30, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement, which is thirteen years. The agreement does not include a future minimum purchase commitment from the customer.

During the three and six months ended June 30, 2012, we recorded development income of $3.8 million attributable to services and the reimbursement of certain costs.

During the three and six months ended June 30, 2012, we incurred restructuring and related charges of $0.3 million and $0.7 million, respectively, associated with the 2010 plan. Charges incurred during the three and six months ended June 30, 2012 were primarily facility closure costs associated with a reduction of operations at a manufacturing facility in England and the 2011 closure of a plant in the United States. We do not expect to incur any future charges related to the 2010 plan, and the remaining restructuring obligations at June 30, 2013 will be reduced to zero as payments are made.

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

During the three and six months ended June 30, 2013, we increased the SmartDose contingent consideration by $0.2 million due to fair value adjustments. During the three and six months ended June 30, 2012, we increased the SmartDose contingent consideration by $0.2 million and $0.4 million, respectively, due to fair value adjustments. Since we consider the fair value adjustments to be within the control of segment management as of January 1, 2013 and on a prospective basis, they are included within segment results for the three and six months ended June 30, 2013.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Segments:
Packaging Systems	$56.8	$50.5	$115.5	$104.1
Delivery Systems	2.3	5.5	3.5	7.8
Corporate and other unallocated items:
Corporate	(16.6)	(16.5)	(33.1)	(30.1)
Other unallocated expense	—	(3.9)	—	(4.5)
Consolidated operating profit	$42.5	$35.6	$85.9	$77.3

Packaging Systems – Packaging Systems’ operating profit increased by $6.3 million, or 12.5%, and $11.4 million, or 11.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign exchange impact of $0.3 million and $0.7 million, respectively, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $3.2 million, or 58.2%, and $4.3 million, or 55.1%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due to the factors described above, including a reduction in development income.

Corporate – Corporate costs increased by $0.1 million, or 0.6%, and $3.0 million, or 10.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due to the factors described above.

Consolidated operating profit increased by $6.9 million, or 19.4%, and $8.6 million, or 11.1%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

Loss on Debt Extinguishment

During the six months ended June 30, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

During the three and six months ended June 30, 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to our repurchase of $158.4 million of our Convertible Debentures, which consisted of a $6.2 million premium over par value, a $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Interest expense	$4.7	$4.9	$9.5	$9.5
Capitalized interest	(0.6)	(0.3)	(0.8)	(0.7)
Interest income	(0.4)	(0.6)	(1.0)	(1.0)
Interest expense, net	$3.7	$4.0	$7.7	$7.8

Interest expense, net, decreased by $0.3 million, or 7.5%, for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to increased capitalized interest resulting from the commencement of certain capital projects during the three months ended June 30, 2013.

Interest expense, net, decreased by $0.1 million, or 1.3%, for the six months ended June 30, 2013, as compared to the same period in 2012, due to increased capitalized interest resulting from the commencement of certain capital projects particularly during the six months ended June 30, 2013.

Income Taxes

The provision for income taxes was $10.3 million and $18.9 million for the three and six months ended June 30, 2013, respectively, resulting in effective tax rates of 26.5% and 24.2%, respectively. The provision for income taxes was $6.5 million and $16.4 million for the three and six months ended June 30, 2012, respectively, resulting in effective tax rates of 32.7% and 28.4%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2013 reflects the nondeductibility of the purchase premium paid related to the extinguishment of our convertible debt during the three months ended June 30, 2012. The decrease in the effective tax rate for the six months ended June 30, 2013 reflects the impact of a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit in January 2013 as well as the nondeductibility of the purchase premium paid related to the extinguishment of our convertible debt during the three months ended June 30, 2012. In accordance with U.S. GAAP, although the tax credit was reinstated on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013. During the six months ended June 30, 2012, we recorded a $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $0.4 million, or 19.0%, and $0.5 million, or 15.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to an unfavorable foreign exchange impact on Daikyo's operating results.

Net Income

Net income for the three months ended June 30, 2013 was $30.2 million. Net income for the three months ended June 30, 2012 was $15.6 million, which included a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax), restructuring and related charges of $0.2 million (net of $0.1 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), and an increase in acquisition-related contingencies of $0.2 million.

Net income for the six months ended June 30, 2013 was $61.9 million, which included a loss on extinguishment of debt of $0.2 million and a discrete tax benefit of $1.3 million. Net income for the six months ended June 30, 2012 was $44.8 million, which included a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax), restructuring and related charges of $0.5 million (net of $0.2 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $0.3 million (net of $0.1 million in tax), and a discrete tax charge of $0.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2013	2012
Net cash provided by operating activities	$98.4	$66.0
Net cash used in investing activities	(81.9)	(67.8)
Net cash provided by financing activities	15.3	18.4

Net Cash Provided by Operating Activities – Net cash provided by operating activities for the six months ended June 30, 2013 was $98.4 million, an increase of $32.4 million from the same period in 2012. Net cash provided by operating activities for the six months ended June 30, 2013 increased primarily due to the increase in net income and our receipt of a nonrefundable payment of $20.0 million from a customer in Delivery Systems related to exclusivity during the six months ended June 30, 2013.

Net Cash Used in Investing Activities – Net cash used in investing activities for the six months ended June 30, 2013 was $81.9 million, an increase of $14.1 million from the same period in 2012. Net cash used in investing activities for the six months ended June 30, 2013 increased primarily due to a $14.4 million increase in capital spending, to $83.8 million, for the six months ended June 30, 2013. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, construction of our new rubber and metal manufacturing facility in India, and construction of our new compression-molding plant in China, which began commercial production in July 2013. The capital spending increase was partially offset by the change in our short-term investment activity. During the six months ended June 30, 2013, we sold $13.7 million, and purchased $8.8 million, of short-term investments. During the six months ended June 30, 2012, we sold $27.3 million, and purchased $26.0 million, of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between three and nine months.

Net Cash Provided by Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2013 was $15.3 million, a decrease of $3.1 million from the same period in 2012. Net cash provided by financing activities for the six months ended June 30, 2013 decreased primarily due to a reduction in our net debt activity, as compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan, and used a portion of this loan to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of our new corporate office and research building. During the six months ended June 30, 2013, we also entered into Euro-denominated debt of $27.4 million under our multi-currency revolving credit facility, used a portion of our multi-currency revolving credit facility to repay our $26.6 million Euro note A that matured on February 27, 2013, and repurchased $1.7 million in aggregate principal amount of our Convertible Debentures. During the six months ended June 30, 2012, we used our revolving credit facility to fund our repurchase of $158.4 million of our Convertible Debentures and we incurred debt issuance costs of $6.2 million, which primarily consisted of the settlement payment made by us for two treasury lock agreements that we entered into and subsequently terminated. We used cash generated from operations and net borrowings to fund the repurchase of our Convertible Debenture, working capital needs, capital expenditures, and to pay dividends.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$190.6	$161.9
Short-term investments	7.5	12.4
Working capital	394.6	295.5
Total debt	394.8	411.5
Total equity	784.2	728.9
Net debt-to-total invested capital	20.7%	25.5%

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

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2013 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at June 30, 2013 included $165.6 million of cash held by subsidiaries outside of the United States, primarily in Germany, Israel, and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at June 30, 2013 increased by $99.1 million, or 33.5%, during the six months ended June 30, 2013, as compared to December 31, 2012, despite a decrease of $6.2 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $31.8 million, $23.1 million and $16.8 million, respectively, and total current liabilities decreased by $40.2 million. Accounts receivable and inventories increased primarily due to increased sales order activity; related turnover measurements for each were consistent between June 30, 2013 and December 31, 2012. The decrease in current liabilities was primarily due to our $26.6 million repayment of Euro note A, which we refinanced using a portion of our multi-currency revolving credit facility, and decreases in accounts payable and accrued salaries, wages and benefits, which were primarily related to the timing of payments.

Debt and credit facilities - The $16.7 million decrease in total debt at June 30, 2013, as compared to December 31, 2012, resulted from net repayments and related debt activity of $14.4 million and foreign exchange rate fluctuations of $2.3 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. During the six months ended June 30, 2013, we entered into Euro-denominated debt of $27.4 million under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our $26.6 million Euro note A that matured on February 27, 2013. At June 30, 2013, we had $77.5 million in outstanding borrowings under this facility, of which $5.1 million was denominated in Yen, $27.4 million in Euros and the remainder in USD. The entire amount outstanding was classified as long-term based upon our intent and ability to continue the loans beyond one year. We had $218.9 million of borrowing capacity available under this facility at June 30, 2013. We do not expect any significant limitations on our ability to access this source of funds.

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

During the six months ended June 30, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value. Following the repurchase, approximately $1.4 million principal amount of Convertible Debentures remained outstanding.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2013, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of our SmartDose electronic patch injector system progresses, we may need to update the sales projections and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

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

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2012 Annual Report. During the six months ended June 30, 2013, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2013, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2012 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the six months ended June 30, 2013, and the impact, if any, on our financial position or results of operations, see Note 14, New Accounting Standards.

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

•
the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems, including but not limited to CZ prefilled syringes, cartridges and vials, and the ConfiDose®, SelfDose™, SmartDose, NovaGuard™ SA and éris systems;

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

In addition, during the first six months of 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the Legal Proceedings reported in our 2012 Annual Report.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2012 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2013 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2013	—	$—	—	—
May 1 – 31, 2013	163,146	67.57	—	—
June 1 – 30, 2013	35	67.33	—	—
Total	163,181	$67.57	—	—

(1)
Includes 245 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)	Includes 129,484 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Plan.

(3)	Includes 33,452 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on option exercises, as part of the 2011 Plan.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

August 5, 2013

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