Form 10-Q
period 2013-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2013-11-04
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☑

As of October 31, 2013, there were 69,835,454 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$341.8	$303.8	$1,025.7	$944.9
Cost of goods and services sold	236.3	213.4	697.6	654.7
Gross profit	105.5	90.4	328.1	290.2
Research and development	9.6	8.2	28.2	24.6
Selling, general and administrative expenses	56.1	53.7	174.9	159.5
Restructuring and other items (Note 2)	0.1	2.2	(0.5)	2.5
Operating profit	39.7	26.3	125.5	103.6
Loss on debt extinguishment	—	—	0.2	11.6
Interest expense	4.4	4.4	13.1	13.2
Interest income	0.4	0.5	1.4	1.5
Income before income taxes	35.7	22.4	113.6	80.3
Income tax expense	10.6	9.0	29.5	25.5
Equity in net income of affiliated companies	1.7	1.4	4.6	4.8
Net income	$26.8	$14.8	$88.7	$59.6

Net income per share:
Basic	$0.38	$0.22	$1.28	$0.88
Diluted	$0.37	$0.21	$1.25	$0.85

Weighted average shares outstanding:
Basic	69.8	68.3	69.4	68.0
Diluted	71.4	69.4	70.9	72.3

Dividends declared per share	$0.10	$—	$0.29	$0.18

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$26.8	$14.8	$88.7	$59.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.5	16.8	(4.6)	(0.5)
Defined benefit pension and other postretirement plan adjustments, net of tax of $4.1, $0.5, $5.8 and $1.9, respectively	6.4	0.5	9.6	2.8
Net gains (losses) on derivatives, net of tax of $0.8, $(0.1), $0.9 and $(1.7), respectively	1.0	(0.3)	1.4	(2.6)
Other comprehensive income (loss), net of tax	21.9	17.0	6.4	(0.3)
Comprehensive income	$48.7	$31.8	$95.1	$59.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$221.7	$161.9
Short-term investments	7.5	12.4
Accounts receivable, net	198.2	175.0
Inventories	176.7	162.2
Deferred income taxes	9.3	7.7
Other current assets	30.1	38.1
Total current assets	643.5	557.3
Property, plant and equipment	1,328.4	1,274.8
Less accumulated depreciation and amortization	646.4	605.8
Property, plant and equipment, net	682.0	669.0
Investments in affiliated companies	59.1	59.8
Goodwill	113.4	112.5
Deferred income taxes	92.4	90.3
Intangible assets, net	48.5	50.6
Other noncurrent assets	25.6	24.5
Total Assets	$1,664.5	$1,564.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$18.9	$32.7
Accounts payable	86.3	102.9
Pension and other postretirement benefits	3.0	2.8
Accrued salaries, wages and benefits	55.8	56.5
Income taxes payable	26.4	15.6
Taxes other than income	8.0	7.8
Other current liabilities	48.4	43.5
Total current liabilities	246.8	261.8
Long-term debt	381.1	378.8
Deferred income taxes	19.6	20.8
Pension and other postretirement benefits	126.1	135.4
Other long-term liabilities	54.2	38.3
Total Liabilities	827.8	835.1

Commitments and contingencies (Note 13)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 69.9 million and 68.8 million; outstanding: 69.7 million and 68.6 million	17.5	17.2
Capital in excess of par value	103.9	70.7
Retained earnings	788.6	719.9
Accumulated other comprehensive loss	(69.5)	(75.9)
Treasury stock, at cost (0.2 million shares in 2013 and 2012)	(3.8)	(3.0)
Total Equity	836.7	728.9
Total Liabilities and Equity	$1,664.5	$1,564.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2012	68.8	$17.2	$70.7	$(3.0)	$719.9	$(75.9)	$728.9
Net income					88.7		88.7
Stock-based compensation			11.8				11.8
Shares issued under stock plans	1.3	0.3	22.2	(0.8)			21.7
Shares repurchased for employee tax withholdings	(0.2)		(5.2)				(5.2)
Excess tax benefit from employee stock plans			4.4				4.4
Dividends declared					(20.0)		(20.0)
Other comprehensive income, net of tax						6.4	6.4
Balance, September 30, 2013	69.9	$17.5	$103.9	$(3.8)	$788.6	$(69.5)	$836.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$88.7	$59.6
Depreciation	59.9	53.6
Amortization	3.2	3.1
Loss on debt extinguishment	0.2	11.6
Asset impairment charges	—	6.2
Stock-based compensation	15.6	11.8
Other non-cash items, net	(4.0)	(4.2)
Changes in assets and liabilities	(11.9)	(24.1)
Net cash provided by operating activities	151.7	117.6

Cash flows from investing activities:
Capital expenditures	(113.1)	(98.4)
Purchases of short-term investments	(13.3)	(27.3)
Sales and maturities of short-term investments	18.3	32.1
Other, net	(2.9)	0.3
Net cash used in investing activities	(111.0)	(93.3)

Cash flows from financing activities:
Borrowings under revolving credit agreements	249.8	474.8
Repayments under revolving credit agreements	(241.3)	(381.8)
Repayments of long-term debt	(29.9)	(215.9)
Issuance of long-term debt	43.3	168.0
Debt issuance costs	—	(7.4)
Dividend payments	(19.7)	(18.3)
Excess tax benefit from employee stock plans	4.4	2.3
Shares repurchased for employee tax withholdings	(5.2)	(2.2)
Proceeds from stock option exercises	15.1	5.0
Employee stock purchase plan contributions	1.9	1.6
Net cash provided by financing activities	18.4	26.1
Effect of exchange rates on cash	0.7	1.0
Net increase in cash and cash equivalents	59.8	51.4

Cash, including cash equivalents at beginning of period	161.9	91.8
Cash, including cash equivalents at end of period	$221.7	$143.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Stock Split: On August 1, 2013, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, effected in the form of a stock dividend. The record date for the stock split was September 12, 2013, and the share distribution occurred on September 26, 2013. All share and per share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the impact of this stock split.

Reclassifications: Certain reclassifications were made to prior period financial statements to conform to the current year presentation.

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Restructuring and related charges (reversals):
Severance and post-employment benefits	$—	$(1.1)	$—	$(1.3)
Impairments and asset write-offs	—	2.0	—	2.4
Other restructuring charges	—	0.2	—	0.7
Total restructuring and related charges	—	1.1	—	1.8
Impairment charge	—	—	—	3.4
Development income	(0.4)	(0.4)	(1.2)	(4.2)
Acquisition-related contingencies	0.3	0.5	0.5	0.9
Foreign exchange and other	0.2	1.0	0.2	0.6
Total restructuring and other items	$0.1	$2.2	$(0.5)	$2.5

Restructuring and Related Charges

Total restructuring and related charges incurred during the three and nine months ended September 30, 2012 were associated with the restructuring plan announced in December 2010 (the "2010 plan"). These charges consisted of costs associated with the 2011 closure of a plant in the United States, the reduction of operations at a manufacturing facility in England and the elimination of certain operational and administrative functions at other locations.

During the third quarter of 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of the assets no longer exceeded their carrying value, and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred in the third quarter of 2012 were reductions to certain previously-recorded obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant.

We have not incurred any restructuring and related charges during 2013, and we do not expect to incur any future charges related to the 2010 plan.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits
Balance, December 31, 2012	$2.8
Cash payments	(2.7)
Balance, September 30, 2013	$0.1

We expect all payments to be completed by the end of 2013.

Other Items

During the three and nine months ended September 30, 2013, we recorded development income of $0.4 million and $1.2 million, respectively, within the Pharmaceutical Delivery Systems segment ("Delivery Systems"). Included in these amounts was $0.4 million and $0.7 million, respectively, of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of our SmartDose™ electronic patch injector system ("SmartDose") within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $17.8 million was included within other current liabilities and other long-term liabilities, respectively, at September 30, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement, which is thirteen years. The agreement does not include a future minimum purchase commitment from the customer. During the three and nine months ended September 30, 2012, we recorded development income of $0.4 million and $4.2 million, respectively, within Delivery Systems attributable to services and the reimbursement of certain costs.

The liability for contingent consideration related to our 2010 acquisition of technology used in SmartDose (“SmartDose contingent consideration”) increased by $0.3 million and $0.5 million during the three and nine months ended September 30, 2013, respectively, due to the time value of money and adjustments related to changes in sales projections. During the three and nine months ended September 30, 2012, the fair value of the SmartDose contingent consideration increased by $0.5 million and $0.9 million, respectively, due to the same factors described above.

In addition, during 2012, as a result of continuing delays and lower-than-expected demand, we updated the sales projections related to one of our product lines in Delivery Systems. The revised projections triggered an impairment review of the associated assets. Our review concluded that the estimated fair value of the product line no longer exceeded the carrying value of the related assembly equipment and intangible asset and, therefore, an impairment charge of $3.4 million was recorded during the second quarter of 2012. We estimated the fair value of the asset group using an income approach based on discounted cash flows.

Note 3:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and nine months ended September 30, 2013, our effective tax rate was 29.7% and 25.9% respectively, compared with 40.4% and 31.7% for the same periods in 2012. The effective tax rate for the nine months ended September 30, 2012 reflects the nondeductibility of the purchase premium paid during that period related to the extinguishment of our convertible debt. In addition, the decrease in the effective tax rate for both periods presented reflects the impact of the discrete tax items discussed below.

During the three months ended September 30, 2013 and 2012, we recorded discrete tax charges of $1.3 million and $0.8 million, respectively, resulting from the impact of changes in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax balances. In addition, during the third quarter of 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we recorded a discrete tax charge of $1.0 million.

The effective tax rate for the nine month periods presented reflects the items mentioned above, as well as a $1.3 million discrete tax benefit related to the American Taxpayers Relief Act of 2012, which was signed into law in January 2013 and includes a retroactive reinstatement of the research and development tax credit to January 1, 2012. In addition, during the nine months ended September 30, 2012, we recorded a $0.3 million discrete tax charge associated with the legal restructuring of the ownership of our Puerto Rico operations.

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

It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $2.1 million during the next twelve months, which would favorably impact our effective tax rate. Accrued interest and penalties related to unrecognized tax benefits was $0.6 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.

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

Interest Rate Risk

At September 30, 2013, we had $41.7 million of outstanding borrowings under our variable-rate five-year term loan related to the purchase of our new corporate office and research building. In anticipation of this debt, we entered into a forward-start interest rate swap to hedge the variability in cash flows due to changes in the applicable interest rate over the stated period. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

We also have an interest rate swap agreement outstanding as of September 30, 2013 that is designated as a cash flow hedge to protect against volatility in the interest rate payable on $25.0 million of floating rate notes maturing on July 28, 2015 (“Series B Notes”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2012, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Japanese Yen (“Yen”) denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of September 30, 2013, there were three monthly contracts outstanding at ¥200.8 million ($2.5 million) each, for an aggregate notional amount of ¥602.3 million ($7.5 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”) denominated inventory purchases made by certain European subsidiaries. As of September 30, 2013, there were three monthly contracts outstanding at an average monthly amount of $1.1 million, for an aggregate notional amount of $3.3 million.

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. As of September 30, 2013, there was one monthly contract outstanding for a notional amount of ¥65.0 million (approximately $0.7 million).

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of September 30, 2013, there were three monthly contracts outstanding at $1.4 million each, for an aggregate notional amount of $4.2 million.

At September 30, 2013, a portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We have designated our €61.1 million ($82.6 million) Euro note B and our €21.0 million ($28.4 million) Euro-denominated borrowings under our revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $3.7 million pre-tax ($2.3 million after tax) on this debt was recorded within accumulated other comprehensive loss as of September 30, 2013. We have also designated our ¥500.0 million ($5.1 million) Yen-denominated borrowings under our revolving credit facility as a hedge of our net investment in a Japanese affiliate. At September 30, 2013, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.3 million pre-tax ($0.2 million after tax) which was also included within accumulated other comprehensive loss.

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

During the nine months ended September 30, 2013, we recorded a $0.1 million loss in cost of goods and services sold related to these outstanding call options. During the nine months ended September 30, 2012, a loss of $0.1 million was recorded in cost of goods and services sold relating to 2012 crude-oil options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 5, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2013 and December 31, 2012.

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.2)	$—	$—	$—	Net sales
Foreign currency hedge contracts	0.1	(0.2)	0.8	—	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.4)	0.4	0.3	Interest expense
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(0.3)	$(0.6)	$1.3	$0.3
Net Investment Hedges:
Foreign currency-denominated debt	$(2.5)	$(2.2)	$—	$—	Foreign exchange and other
Total	$(2.5)	$(2.2)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$(2.6)	$0.2	$2.3	$—	Cost of goods and services sold
Interest rate swap contracts	0.3	(1.8)	1.2	1.8	Interest expense
Forward treasury locks	—	(2.8)	0.2	—	Interest expense
Total	$(2.3)	$(4.4)	$3.7	$1.8
Net Investment Hedges:
Foreign currency-denominated debt	$(1.1)	$0.2	$—	$—	Foreign exchange and other
Total	$(1.1)	$0.2	$—	$—

For the three and nine month periods ended September 30, 2013 and 2012, there was no material ineffectiveness related to our cash flow and net investment hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	5.2	5.2	—	—
	$12.7	$12.7	$—	$—
Liabilities:
Contingent consideration	$3.8	$—	$—	$3.8
Deferred compensation liabilities	9.8	9.8	—	—
Interest rate swap contracts	6.3	—	6.3	—
Foreign currency contracts	1.8	—	1.8	—
	$21.7	$9.8	$8.1	$3.8

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$12.4	$12.4	$—	$—
Deferred compensation assets	4.0	4.0	—	—
	$16.4	$16.4	$—	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	7.6	7.6	—	—
Interest rate swap contracts	8.6	—	8.6	—
Foreign currency contracts	1.4	—	1.4	—
	$20.9	$7.6	$10.0	$3.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our contingent consideration is included within other current liabilities and other long-term liabilities and is discussed further in the section related to Level 3 measurements. The fair value of our foreign currency contracts, included within other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps, included within other long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 4, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate used in the calculation. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Nine Months Ended September 30,
	2013	2012
Beginning Balance	$3.3	$2.1
Increase in fair value recorded in earnings	0.5	0.9
Ending Balance	$3.8	$3.0

Refer to Note 2, Restructuring and Other Items, for further discussion of our acquisition-related contingency.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At September 30, 2013, the estimated fair value of long-term debt was $383.5 million compared to a carrying amount of $381.1 million. At December 31, 2012, the estimated fair value of long-term debt was $386.0 million and the carrying amount was $378.8 million.

Note 6:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	September 30, 2013	December 31, 2012
Finished goods	$76.7	$70.9
Work in process	28.1	23.6
Raw materials	71.9	67.7
	$176.7	$162.2

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	September 30, 2013	December 31, 2012
Euro note A, due 2013	$—	$26.9
Term loan, due 2014	0.1	0.2
Series B floating rate notes, due 2015	25.0	25.0
Euro note B, due 2016	82.6	80.8
Capital leases, due through 2016	0.5	0.7
Revolving credit facility, due 2017	80.3	71.5
Term loan, due 2018	41.7	35.3
Note payable, due 2019	0.4	—
Series A notes, due 2022	42.0	42.0
Series B notes, due 2024	53.0	53.0
Series C notes, due 2027	73.0	73.0
Convertible debt, due 2047	1.4	3.1
	400.0	411.5
Less: current portion of long-term debt	18.9	32.7
	$381.1	$378.8

Please refer to Note 11, Debt, to the consolidated financial statements in our 2012 Annual Report for additional details regarding our debt agreements.

During the first quarter of 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At September 30, 2013, we had $80.3 million in outstanding borrowings under this facility, of which $5.1 million was denominated in Yen, $28.4 million in Euros and the remainder in USD. At September 30, 2013, $16.8 million of the outstanding borrowings was classified as current and $63.5 million was classified as long-term. Of the total amount outstanding as of December 31, 2012, $5.7 million was classified as current and $65.8 million was classified as long-term.

In February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of this new building. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50% percentage points. At September 30, 2013, $41.7 million was outstanding under this loan, of which $2.0 million was classified as current. Please refer to Note 4, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

In addition, during the nine months ended September 30, 2013, we repurchased $1.7 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due 2047 (the “Convertible Debentures”). As a result, we recognized a pre-tax loss on debt extinguishment of $0.2 million, the majority of which represented the premium over par value. Following the repurchase, $1.4 million principal amount of Convertible Debentures remains outstanding.

Note 8:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net income, as reported, for basic net income per share	$26.8	$14.8	$88.7	$59.6
Plus: interest expense on convertible debt, net of tax	—	—	—	1.9
Net income for diluted net income per share	$26.8	$14.8	$88.7	$61.5
Weighted average common shares outstanding	69.8	68.3	69.4	68.0
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.6	1.0	1.4	0.9
Assumed conversion of convertible debt, based on the if-converted method	—	0.1	0.1	3.4
Weighted average shares assuming dilution	71.4	69.4	70.9	72.3

For the three month period ended September 30, 2013, the number of shares from stock-based compensation plans not included in the computation of diluted net income per share, because their impact was antidilutive, was immaterial. During the nine months ended September 30, 2013, there were 0.7 million antidilutive shares excluded from the computation. There were 0.1 million and 2.9 million antidilutive shares outstanding during the three and nine month periods ended September 30, 2012, respectively.

Note 9:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2012	$(9.0)	$0.8	$(84.9)	$17.2	$(75.9)
Other comprehensive (loss) income before reclassifications	(2.3)	—	6.1	(4.6)	(0.8)
Amounts reclassified out	3.7	—	3.5	—	7.2
Other comprehensive income (loss), net of tax	1.4	—	9.6	(4.6)	6.4
Balance, September 30, 2013	$(7.6)	$0.8	$(75.3)	$12.6	$(69.5)

During the third quarter of 2013, we adjusted our U.S. postretirement medical plan liability as a result of a decrease in the eligible participants in the plan, lower-than-expected plan participation and better-than-expected claims experience. This change in estimate resulted in a pre-tax actuarial gain of $10.1 million, which was recorded within accumulated other comprehensive loss and which will be recognized over the average remaining service period of active plan participants.

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
Detail of components	2013	2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$(1.4)	$(3.8)	Cost of goods and services sold
Interest rate swap contracts	(0.7)	(1.9)	Interest expense
Forward treasury locks	—	(0.3)	Interest expense
Total before tax	(2.1)	(6.0)
Tax expense	0.8	2.3
Net of tax	$(1.3)	$(3.7)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$—	$(0.1)	(a)
Prior service cost	0.3	1.0	(a)
Actuarial losses	(1.7)	(6.4)	(a)
Total before tax	(1.4)	(5.5)
Tax expense	0.5	2.0
Net of tax	$(0.9)	$(3.5)
Total reclassifications for the period, net of tax	$(2.2)	$(7.2)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 11, Benefit Plans, for additional details.

Note 10:  Stock-Based Compensation

At September 30, 2013, there were 5,932,577 shares remaining in the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) for future grants. The 2011 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The Compensation Committee of the Board of Directors determines the terms and conditions of awards to be granted.  Vesting requirements vary by award.

During the nine months ended September 30, 2013, we granted 922,348 stock options at a weighted average exercise price of $29.71 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. Stock options granted to employees vest in equal annual increments over four years of continuous service. All awards expire ten years from the date of grant. The weighted average grant date fair value of options granted was $5.73 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.89%; expected life of 6 years based on prior experience; stock volatility of 22.5% based on historical data; and a dividend yield of 1.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the nine months ended September 30, 2013, we granted 176,952 performance-vesting share (“PVS”) awards at a weighted grant-date fair value of $29.71 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to

200% of an employee’s targeted award. The fair value of PVS awards was based on the market price of our stock at the grant date and is recognized as an expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $5.2 million and $15.6 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, total stock-based compensation expense was $4.4 million and $11.8 million, respectively.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
Service cost	$2.3	$2.1	$0.1	$0.3	$2.4	$2.4
Interest cost	3.6	3.7	—	0.3	3.6	4.0
Expected return on assets	(4.3)	(4.0)	—	—	(4.3)	(4.0)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses	2.2	1.9	(0.5)	—	1.7	1.9
Net periodic benefit cost	$3.5	$3.4	$(0.4)	$0.6	$3.1	$4.0

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
U.S. plans	$2.7	$2.7	$(0.4)	$0.6	$2.3	$3.3
International plans	0.8	0.7	—	—	0.8	0.7
Net periodic benefit cost	$3.5	$3.4	$(0.4)	$0.6	$3.1	$4.0

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
Service cost	$7.3	$6.7	$0.8	$1.0	$8.1	$7.7
Interest cost	11.0	11.4	0.5	0.7	11.5	12.1
Expected return on assets	(12.9)	(12.2)	—	—	(12.9)	(12.2)
Amortization of transition obligation	0.1	0.1	—	—	0.1	0.1
Amortization of prior service credit	(1.0)	(1.1)	—	0.1	(1.0)	(1.0)
Recognized actuarial losses	6.9	6.2	(0.5)	—	6.4	6.2
Net periodic benefit cost	$11.4	$11.1	$0.8	$1.8	$12.2	$12.9

	Pension benefits		Other retirement benefits		Total
	2013	2012	2013	2012	2013	2012
U.S. plans	$8.9	$9.1	$0.8	$1.8	$9.7	$10.9
International plans	2.5	2.0	—	—	2.5	2.0
Net periodic benefit cost	$11.4	$11.1	$0.8	$1.8	$12.2	$12.9

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net sales:
Packaging Systems	$251.5	$215.9	$754.5	$687.4
Delivery Systems	90.8	88.2	272.3	258.1
Intersegment sales	(0.5)	(0.3)	(1.1)	(0.6)
Total net sales	$341.8	$303.8	$1,025.7	$944.9

Operating profit:
Packaging Systems	$54.6	$39.2	$170.0	$143.4
Delivery Systems	(0.1)	4.7	3.4	12.5
Corporate	(14.8)	(16.0)	(47.9)	(46.2)
Other unallocated items	—	(1.6)	—	(6.1)
Total operating profit	$39.7	$26.3	$125.5	$103.6
Loss on debt extinguishment	—	—	0.2	11.6
Interest expense	4.4	4.4	13.1	13.2
Interest income	0.4	0.5	1.4	1.5
Income before income taxes	$35.7	$22.4	$113.6	$80.3

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the nine months ended September 30, 2013 and 2012, in connection with the repurchase of our Convertible Debentures, we recognized a pre-tax loss on debt extinguishment of $0.2 million and $11.6 million, respectively.

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

Third Quarter 2013 Financial Performance Highlights

•	Net sales were $341.8 million, an increase of 12.5% from the same period in 2012 (10.9% excluding foreign currency effects).

•	Gross profit was $105.5 million, an increase of 16.7% from the same period in 2012, and our gross margin increased by 1.0 margin point to 30.8%.

•	Operating profit was $39.7 million, an increase of 51.0% from the same period in 2012.

•	Net income was $26.8 million, an increase of 81.1% from the same period in 2012.

We achieved higher net sales in both the Packaging Systems and Delivery Systems segments during the three months ended September 30, 2013, as compared to the same period in 2012. Net sales originating in the United States were $153.0 million, an increase of 4.8% from the same period in 2012, primarily due to higher domestic demand for pharmaceutical packaging components and an increase in Daikyo Crystal Zenith® ("CZ") sales, partially offset by a decrease in contract manufacturing sales. Net sales generated outside of the United States were $188.8 million, an increase of 19.6% from the same period in 2012, reflecting continued growth and demand, particularly in Europe and Asia. Excluding the favorable effects from currency translation, our non-U.S. net sales increased 16.5% and our consolidated net sales increased 10.9% from the same period in 2012.

Gross profit increased by $15.1 million during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to higher sales volumes, an improved product mix, production efficiencies, and sales price increases. These favorable items were partially offset by the impact of increased wages, benefits and other costs.

Operating profit increased by $13.4 million during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the increase in consolidated gross profit described above and a decrease in restructuring and other items, partially offset by increases in R&D and SG&A costs.

On August 1, 2013, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, effected in the form of a stock dividend. The record date for the stock split was September 12, 2013, and the share distribution occurred on September 26, 2013.

Net income increased by $12.0 million, and diluted net income per share increased by $0.16 per diluted share, during the three months ended September 30, 2013, as compared to the same period in 2012. Net income and diluted net income per share for the three months ended September 30, 2013 included a discrete tax charge of $1.3 million, or $0.02 per diluted share. Net income and diluted net income per share for the three months ended September 30, 2012 included restructuring and related charges of $1.0 million (net of $0.1 million in tax), or $0.01 per diluted share, an increase in acquisition-related contingencies of $0.4 million (net of $0.1 million in tax), or $0.01 per diluted share, and a discrete tax charge of $1.8 million, or $0.03 per diluted share.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.
Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$251.5	$215.9	$754.5	$687.4
Delivery Systems	90.8	88.2	272.3	258.1
Intersegment sales elimination	(0.5)	(0.3)	(1.1)	(0.6)
Consolidated net sales	$341.8	$303.8	$1,025.7	$944.9

Consolidated net sales increased by $38.0 million, or 12.5%, for the three months ended September 30, 2013, as compared to the same period in 2012, including a favorable foreign currency impact of $4.9 million. Excluding foreign currency effects, net sales for the three months ended September 30, 2013 increased by $33.1 million, or 10.9%, as compared to the same period in 2012.

Consolidated net sales increased by $80.8 million, or 8.5%, for the nine months ended September 30, 2013, as compared to the same period in 2012, including a favorable foreign currency impact of $6.6 million. Excluding foreign currency effects, net sales for the nine months ended September 30, 2013 increased by $74.2 million, or 7.9%, as compared to the same period in 2012.

Packaging Systems – Packaging Systems’ net sales increased by $35.6 million, or 16.5%, and $67.1 million, or 9.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign currency impact of $3.8 million and $5.0 million for the three and nine months ended September 30, 2013, respectively. Excluding foreign currency effects, net sales for the three and nine months ended September 30, 2013 increased by $31.8 million, or 14.7%, and $62.1 million, or 9.0%, respectively, as compared to the same periods in 2012, primarily due to continued growth in sales of our higher-value product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes and strong packaging component sales, partially offset by lower sales of disposable device components. Sales price increases contributed 2.4 percentage points and 2.3 percentage points of the increase for the three and nine months ended September 30, 2013, respectively.

Delivery Systems – Delivery Systems’ net sales increased by $2.6 million, or 3.0%, for the three months ended September 30, 2013, as compared to the same period in 2012, including a favorable foreign currency impact of $1.1 million. Excluding foreign currency effects, net sales for the three months ended September 30, 2013 increased by $1.5 million, or 1.7%, as compared to the same period in 2012, primarily due to increases in CZ and safety systems sales, partially offset by a decrease in contract manufacturing sales. Proprietary net sales represented 23.6% of Delivery Systems' net sales for the three months ended September 30, 2013, as compared to 21.3% for the same period in 2012. Sales price increases contributed 0.8 percentage points of the increase.

Delivery Systems’ net sales increased by $14.2 million, or 5.5%, for the nine months ended September 30, 2013, as compared to the same period in 2012, including a favorable foreign currency impact of $1.5 million. Excluding foreign currency effects, net sales for the nine months ended September 30, 2013 increased by $12.7 million, or 4.9%, as compared to the same period in 2012, primarily due to increases in CZ, administration systems, and safety systems sales, partially offset by a decrease in contract manufacturing sales. Proprietary net sales represented 24.8% of Delivery Systems' net sales for the nine months ended September 30, 2013, as compared to 20.8% for the same period in 2012. Sales price increases contributed 0.9 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems:
Gross Profit	$89.5	$71.9	$277.0	$239.8
Gross Margin	35.6%	33.3%	36.7%	34.9%
Delivery Systems:
Gross Profit	$16.0	$18.5	$51.1	$50.4
Gross Margin	17.6%	21.0%	18.7%	19.5%
Consolidated Gross Profit	$105.5	$90.4	$328.1	$290.2
Consolidated Gross Margin	30.8%	29.8%	32.0%	30.7%

Consolidated gross profit increased by $15.1 million, or 16.7%, and $37.9 million, or 13.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign currency impact of $1.1 million and $1.8 million for the three and nine months ended September 30, 2013, respectively. Consolidated gross margin increased by 1.0 margin point and 1.3 margin points for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

Packaging Systems – Packaging Systems’ gross profit increased by $17.6 million, or 24.5%, and $37.2 million, or 15.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign currency impact of $1.0 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. Packaging Systems’ gross margin increased by 2.3 margin points and 1.8 margin points for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of higher sales volumes, an improved product mix, production efficiencies, and sales price increases. These favorable items were partially offset by the impact of increased wages, benefits and other costs.

Delivery Systems – Delivery Systems’ gross profit decreased by $2.5 million, or 13.5%, for the three months ended September 30, 2013, as compared to the same period in 2012, despite a favorable foreign currency impact of $0.1 million. Delivery Systems’ gross margin decreased by 3.4 margin points for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of the lower profitability from pre-clinical volumes of CZ cartridges and the impact of wage, benefit and other cost increases and increased raw material costs, partially offset by production efficiencies and sales price increases.

Delivery Systems’ gross profit increased by $0.7 million, or 1.4%, for the nine months ended September 30, 2013, respectively, as compared to the same period in 2012, including a favorable foreign currency impact of $0.2 million. Delivery Systems’ gross margin decreased by 0.8 margin points for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the impact of wage, benefit and other cost increases, as well as increased raw material costs, partially offset by production efficiencies and sales price increases.

Research and Development (“R&D”) Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$3.8	$3.2	$10.9	$9.6
Delivery Systems	5.8	5.0	17.3	15.0
Consolidated R&D Costs	$9.6	$8.2	$28.2	$24.6

Consolidated R&D costs increased by $1.4 million, or 17.1%, and $3.6 million, or 14.6%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

Packaging Systems – Packaging Systems' R&D costs increased by $0.6 million, or 18.8%, and $1.3 million, or 13.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs increased by $0.8 million, or 16.0%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of development work on a variety of proprietary products, including our safety and administration systems.

Delivery Systems' R&D costs increased by $2.3 million, or 15.3%, for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of development work on SmartDose and the SelfDose™ and ConfiDose® systems.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Packaging Systems	$30.9	$28.3	$95.4	$85.9
Delivery Systems	10.4	9.3	31.6	27.3
Corporate	14.8	16.1	47.9	46.3
Consolidated SG&A costs	$56.1	$53.7	$174.9	$159.5
SG&A as a % of net sales	16.4%	17.7%	17.0%	16.9%

Consolidated SG&A costs increased by $2.4 million, or 4.5%, and $15.4 million, or 9.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

Packaging Systems – Packaging Systems' SG&A costs increased by $2.6 million, or 9.2%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of increased compensation costs mainly related to merit and headcount increases, particularly in Asia, incremental costs related to information technology projects, incentive compensation cost increases, and foreign currency effects, which increased Packaging Systems' SG&A costs by $0.2 million.

Packaging Systems' SG&A costs increased by $9.5 million, or 11.1%, for the nine months ended September 30, 2013, respectively, as compared to the same period in 2012, primarily as a result of increased compensation costs mainly related to merit and headcount increases, particularly in Asia, incremental costs related to outside services, such as supply chain initiatives, and incremental costs related to information technology projects.

Delivery Systems – Delivery Systems' SG&A costs increased by $1.1 million, or 11.8%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of incremental costs related to outside services, such as sales commissions and marketing costs.

Delivery Systems' SG&A costs increased by $4.3 million, or 15.8%, for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of increased compensation costs mainly related to merit and headcount increases and incremental costs related to outside services, such as legal costs, sales commissions, and marketing costs.

Corporate – Corporate’s SG&A costs decreased by $1.3 million, or 8.1%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily as decreases in outside service and pension costs were partially offset by increased stock-based compensation expense. The increase in stock-based compensation expense of $0.8 million was due to the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price, and increased performance-based achievement levels.

Corporate’s SG&A costs increased by $1.6 million, or 3.5%, for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to increases in stock-based compensation expense and intellectual property-related costs being partially offset by decreases in outside service, pension, and incentive compensation costs. The increase in stock-based compensation expense of $3.8 million was due to increased performance-based achievement levels and the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price.

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions) Expense (income)	2013	2012	2013	2012
Packaging Systems	$0.2	$1.2	$0.7	$0.9
Delivery Systems	(0.1)	(0.5)	(1.2)	(4.4)
Corporate and other unallocated items:
Corporate		(0.1)		(0.1)
Restructuring and related charges	—	1.1	—	1.8
Impairment charge	—	—	—	3.4
Acquisition-related contingencies	—	0.5	—	0.9
Consolidated restructuring and other items	$0.1	$2.2	$(0.5)	$2.5

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

During the three and nine months ended September 30, 2013, we recorded development income of $0.4 million and $1.2 million, respectively, within Delivery Systems. Included in these amounts was $0.4 million and $0.7 million, respectively, of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $17.8 million was included within other current liabilities and other long-term liabilities, respectively, at September 30, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement, which is thirteen years. The agreement does not include a future minimum purchase commitment from the customer.

During the three and nine months ended September 30, 2012, we recorded development income of $0.4 million and $4.2 million, respectively, within Delivery Systems attributable to services and the reimbursement of certain costs.
During the three and nine months ended September 30, 2012, we incurred restructuring and related charges of $1.1 million and $1.8 million, respectively, associated with the 2010 plan. Charges incurred during the three and nine months ended September 30, 2012 included facility closure costs and employee severance and benefits associated with a reduction in operations at a manufacturing facility in England, as well as facility closure costs associated with the 2011 closure of a plant in the United States. During the three months ended September 30, 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and, therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred during the three and nine months ended September 30, 2012 were reductions to certain previously-recorded obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant. We have not incurred any restructuring and related charges during 2013, and we do not expect to incur any future charges related to the 2010 plan. The remaining restructuring obligations at September 30, 2013 were $0.1 million.

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

During the three and nine months ended September 30, 2013, we increased the SmartDose contingent consideration by $0.3 million and $0.5 million, respectively, due to the time value of money and adjustments related to changes in sales projections. During the three and nine months ended September 30, 2012, we increased the SmartDose contingent consideration by $0.5 million and $0.9 million, respectively, due to the same factors described above. Beginning in 2013, these adjustments are included within Delivery Systems' results.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Segments:
Packaging Systems	$54.6	$39.2	$170.0	$143.4
Delivery Systems	(0.1)	4.7	3.4	12.5
Corporate and other unallocated items:
Corporate	(14.8)	(16.0)	(47.9)	(46.2)
Other unallocated expense	—	(1.6)	—	(6.1)
Consolidated operating profit	$39.7	$26.3	$125.5	$103.6

Consolidated operating profit increased by $13.4 million, or 51.0%, and $21.9 million, or 21.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

Packaging Systems – Packaging Systems’ operating profit increased by $15.4 million, or 39.3%, and $26.6 million, or 18.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, including a favorable foreign currency impact of $0.7 million and $1.4 million, respectively, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $4.8 million, or (102.1)%, and $9.1 million, or 72.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due to the factors described above.

Corporate – Corporate costs decreased by $1.2 million, or 7.5%, and increased by $1.7 million, or 3.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due to the factors described above.

Loss on Debt Extinguishment

During the nine months ended September 30, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

During the nine months ended September 30, 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to our repurchase of $158.4 million of our Convertible Debentures, which consisted of a $6.2 million premium over par value, a $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Interest expense	$4.7	$4.8	$14.2	$14.3
Capitalized interest	(0.3)	(0.4)	(1.1)	(1.1)
Interest income	(0.4)	(0.5)	(1.4)	(1.5)
Interest expense, net	$4.0	$3.9	$11.7	$11.7

Interest expense, net, increased by $0.1 million, or 2.6%, for the three months ended September 30, 2013, as compared to the same period in 2012, as decreases in capitalized interest and interest income were partially offset by a decrease in interest expense.

Interest expense, net, remained constant at $11.7 million for the nine months ended September 30, 2013, as compared to the same period in 2012, as a decrease in interest expense was offset by a decrease in interest income.

Income Taxes

The provision for income taxes was $10.6 million and $29.5 million for the three and nine months ended September 30, 2013, respectively, resulting in effective tax rates of 29.7% and 25.9%, respectively. The provision for income taxes was $9.0 million and $25.5 million for the three and nine months ended September 30, 2012, respectively, resulting in effective tax rates of 40.4% and 31.7%, respectively. The effective tax rate for the nine months ended September 30, 2012 reflects the nondeductibility of the purchase premium paid during that period related to the extinguishment of our convertible debt.

In addition, the decrease in the effective tax rate for the three and nine months ended September 30, 2013 reflects the impact of the following discrete tax items.

During the three months ended September 30, 2013 and 2012, we recorded discrete tax charges of $1.3 million and $0.8 million, respectively, resulting from the impact of changes in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax balances. In addition, during the three months ended September 30, 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we recorded a discrete tax charge of $1.0 million.

During the nine months ended September 30, 2013, we recorded a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit in January 2013. In accordance with U.S. GAAP, although the tax credit was reinstated on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013. During the nine months ended September 30, 2012, we also recorded a $0.3 million discrete tax charge associated with the legal restructuring of the ownership of our Puerto Rico operations.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies increased by $0.3 million, or 21.4%, for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to favorable operating results in Mexico. Equity in net income of affiliated companies decreased by $0.2 million, or 4.2%, for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an unfavorable foreign currency impact on Daikyo's operating results, partially offset by favorable operating results in Mexico.

Net Income

Net income for the three months ended September 30, 2013 was $26.8 million, which included a discrete tax charge of $1.3 million. Net income for the three months ended September 30, 2012 was $14.8 million, which included restructuring and related charges of $1.0 million (net of $0.1 million in tax), an increase in acquisition-related contingencies of $0.4 million (net of $0.1 million in tax) and a discrete tax charge of $1.8 million.

Net income for the nine months ended September 30, 2013 was $88.7 million, which included a loss on extinguishment of debt of $0.2 million and a net discrete tax charge of $0.1 million. Net income for the nine months ended September 30, 2012 was $59.6 million, which included restructuring and related charges of $1.5 million (net of $0.3 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $0.7 million (net of $0.2 million in tax), a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax), and a discrete tax charge of $2.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2013	2012
Net cash provided by operating activities	$151.7	$117.6
Net cash used in investing activities	(111.0)	(93.3)
Net cash provided by financing activities	18.4	26.1

Net Cash Provided by Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2013 was $151.7 million, an increase of $34.1 million from the same period in 2012. Net cash provided by operating activities for the nine months ended September 30, 2013 increased primarily due to the increase in net income and our receipt of a nonrefundable payment of $20.0 million from a customer in Delivery Systems related to exclusivity during the nine months ended September 30, 2013, both of which were partially offset by higher working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2013 was $111.0 million, an increase of $17.7 million from the same period in 2012. Net cash used in investing activities for the nine months ended September 30, 2013 increased primarily due to a $14.7 million increase in capital spending, to $113.1 million, for the nine months ended September 30, 2013. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, construction of our new rubber and metal manufacturing facility in India, and various capital projects related to new products, expansion activity, and emerging markets.

Net Cash Provided by Financing Activities – Net cash provided by financing activities for the nine months ended September 30, 2013 was $18.4 million, a decrease of $7.7 million from the same period in 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 decreased primarily due to a reduction in our net debt activity, partially offset by a $10.1 million increase in proceeds from stock option exercises, as compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan, and used a portion of this loan to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of our new corporate office and research building. During the nine months ended September 30, 2013, we also entered into Euro-denominated debt under our multi-currency revolving credit facility, used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013, and repurchased $1.7 million in aggregate principal amount of our Convertible Debentures. During the nine months ended September 30, 2012, we used our revolving credit facility to fund our repurchase of $158.4 million of our Convertible Debentures and we incurred debt issuance costs of $7.4 million, which primarily consisted of the settlement payment made by us for two treasury lock agreements that we entered into and subsequently terminated. We used cash generated from operations and net borrowings to fund the repurchase of our Convertible Debenture, working capital needs, capital expenditures, and to pay dividends.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$221.7	$161.9
Short-term investments	7.5	12.4
Working capital	396.7	295.5
Total debt	400.0	411.5
Total equity	836.7	728.9
Net debt-to-total invested capital	17.6%	25.5%

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

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2013 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at September 30, 2013 included $211.2 million of cash held by subsidiaries outside of the United States, primarily in Germany, Israel, and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the United States could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at September 30, 2013 increased by $101.2 million, or 34.2%, during the nine months ended September 30, 2013, as compared to December 31, 2012, including an increase of $1.0 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $59.1 million, $22.1 million and $14.5 million, respectively, and total current liabilities decreased by $15.4 million. Accounts receivable and inventories increased primarily due to increased sales order activity; related turnover measurements for each were consistent between September 30, 2013 and December 31, 2012. The decrease in current liabilities was primarily due to our repayment of our Euro note A, which we refinanced using a portion of our multi-currency revolving credit facility and a decrease in accounts payable, both of which were partially offset by an increase in income taxes payable.

Debt and credit facilities - The $11.5 million decrease in total debt at September 30, 2013, as compared to December 31, 2012, resulted from net repayments and related debt activity of $13.2 million, partially offset by foreign currency rate fluctuations of $1.7 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. During the nine months ended September 30, 2013, we entered into Euro-denominated debt under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At September 30, 2013, we had $80.3 million in outstanding borrowings under this facility, of which $5.1 million was denominated in Yen, $28.4 million in Euros and the remainder in USD. Of the total amount outstanding, $16.8 million was classified as current and $63.5 million was classified as long-term. We had $216.6 million of borrowing capacity available under this facility at September 30, 2013. We do not expect any significant limitations on our ability to access this source of funds.

In February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a $50.0 million revolving credit facility, which was immediately converted to a five-year term loan. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. A portion of this loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building. At September 30, 2013, $41.7 million was outstanding under this loan, of which $2.0 million was classified as current.

During the nine months ended September 30, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value. Following the repurchase, $1.4 million principal amount of Convertible Debentures remains outstanding.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2013, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections and the discount rate used in the calculation. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

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

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2012 Annual Report. During the nine months ended September 30, 2013, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2013, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2012 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the nine months ended September 30, 2013, and the impact, if any, on our financial position or results of operations, see Note 14, New Accounting Standards.

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

•	sales demand and our ability to meet that demand;

•	competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•	customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•	the timing, regulatory approval and commercial success of customer products that incorporate our packaging and delivery products and systems;

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen; and

•	the potential adverse effects of recently-enacted U.S. healthcare legislation on customer demand, product pricing and profitability.

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

In addition, during the nine months ended September 30, 2013, we repurchased $1.7 million in aggregate principal amount of our Convertible Debentures.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2012 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2013 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. The number of shares purchased and price paid per share shown below have been adjusted to reflect the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies.

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2013	—	$—	—	—
August 1 – 31, 2013	3,850	39.34	—	—
September 1 – 30, 2013	60	37.36	—	—
Total	3,910	$39.31	—	—

(1)
Includes 552 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)	Includes 2,068 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Plan.

(3)	Includes 1,290 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on option exercises, as part of the 2011 Plan.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.4	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

November 4, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on May 6, 2011.
3.3	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.4	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1