Form 10-K
period 2013-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2014-02-27
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $2,442,779,937 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2014, there were 70,338,515 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2014	Part III

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

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., either directly or indirectly through its subsidiaries unless noted otherwise. Teflon® is a registered trademark of E.I. du Pont de Nemours and Company. Daikyo Crystal Zenith® (“CZ”) is a registered trademark of Daikyo Seiko, Ltd. ("Daikyo").

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

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2013 fiscal year. Our 2014 Proxy Statement will be available on our website on or about March 31, 2014, under the caption Investors - Proxy Materials.

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

We will provide any of the foregoing information without charge upon written request to John R. Gailey III, Senior Vice President, General Counsel and Chief Compliance Officer, West Pharmaceutical Services, Inc., 530 Herman O. West Drive, Exton, PA 19341.

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

Packaging Systems' products generally consist of elastomeric components offered in a variety of standard and customer-specific configurations and formulations, which are available with advanced barrier films and coatings to enhance their performance. West FluroTec barrier film is applied to reduce the risk of product loss by contamination and protect the shelf life of packaged drugs. We also apply a Teflon coating to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-coating is a coating applied to the surface of stoppers and plungers using a process that eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-coating technologies are licensed from Daikyo.

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

See Note 4, Segment Information, for net sales information for Packaging Systems.

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

Examples of our safety systems that are designed to prevent needle sticks are érisTM and NovaGuardTM SA for prefilled syringes and NovaGuard LP for luer lock syringes.

The Daikyo CZ 1ml long Insert Needle syringe system is the market's first syringe system without silicone oil lubrication applied to the barrel or plunger that incorporates an insert-molded needle to avoid the need for adhesive. The luer lock version of the Daikyo CZ syringe system was introduced previously, along with several sizes of sterile vials. Additional sizes of vials continue to be introduced. CZ technology is licensed from Daikyo.

Our SmartDose electronic patch injector system is under evaluation by many biopharmaceutical companies. This system is designed for controlled, subcutaneous delivery of high volume and high viscosity drugs, using prefilled Daikyo CZ cartridges. The system is fully programmable, has a single push-button operation and a hidden needle for safety.

The ConfiDose® auto-injector and SelfDoseTM self-injection systems enhance patient compliance and safety. The needle remains shielded at all times and retracts automatically after the injection. These systems eliminate preparation steps and automate the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home.

See Note 4, Segment Information, for net sales information for Delivery Systems.

Restructuring Initiatives

In December 2010, our Board of Directors approved a restructuring plan (the "2010 plan") designed to reduce our cost structure and improve operating efficiency. The 2010 plan involved the 2011 closure of a plant in the United States ("U.S."), a reduction in operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions at other locations. Under the 2010 plan, we incurred restructuring and related charges of $21.9 million, including $2.1 million in 2012 and $5.3 million in 2011. We did not incur any restructuring and related charges related to the 2010 plan during 2013, and we do not expect to incur any future charges related to the 2010 plan. The remaining restructuring obligations related to the 2010 plan were reduced to zero at December 31, 2013.

See Note 2, Restructuring and Other Items, for further discussion.

International

We have significant operations outside of the U.S., which are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems. Sales outside of the U.S. accounted for 55% of consolidated net sales in 2013. For a geographic breakdown of sales, see Note 4, Segment Information.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

See further discussion of our international operations, the risks associated with our international operations, and our attempt to minimize some of these risks in Part I, Item 1A, Risk Factors; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; Note 1 under the captions Financial Instruments and Foreign Currency Translation;and Note 11, Derivative Financial Instruments.

Raw Materials

We use three basic raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both natural and synthetic materials. We currently have access to adequate supplies of these raw materials to meet our production needs through agreements with suppliers.
We employ a supply-chain management strategy in our business segments, which involves purchasing from integrated suppliers that control their own sources of supply. Due to regulatory control over our production processes, and the cost and time involved in qualifying suppliers, we rely on single-source suppliers for many critical raw materials. We purchase certain of our raw materials in the open market. This strategy increases the risk that our supply chain may be interrupted in the event of a supplier production problem. These risks are managed, where possible, by selecting suppliers with multiple manufacturing sites, rigorous quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production.

Intellectual Property Rights
Intellectual property, including patents, trade secrets and know-how, is important to our business. We own or license intellectual property rights, including issued patents and pending patent applications in the U.S. and in other countries, that relate to various aspects of our products. In particular, key value-added and proprietary products and processes are licensed from Daikyo. Our intellectual property rights have been useful in establishing our market share and in the growth of our business, and are expected to continue to be of value in the future. Although important in the aggregate, we do not consider our business to be materially dependent on any individual patent or license.
Seasonality
Although our Packaging Systems business is not inherently seasonal, sales and operating profit in the second half of the year are typically lower than the first half primarily due to scheduled plant shutdowns in conjunction with our customers' production schedules and the year-end impact of holidays on production.
Working Capital
We are required to carry significant amounts of inventory to meet customer requirements. In addition, some of our supply agreements require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption. Levels of inventory are also influenced by the seasonal patterns addressed above. For a more detailed discussion of working capital, please see the discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources.
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
Our ten largest customers accounted for 39.2% of our consolidated net sales in 2013, but none of these customers individually accounted for more than 10% of net sales.

Order Backlog

At December 31, 2013 and 2012, the order backlog for Packaging Systems was $336.6 million and $349.1 million, respectively. The decrease in the order backlog for Packaging Systems reflects a combination of factors, including several customers completing strategic stock-building and our improved delivery performance and resulting shorter lead-times, particularly for some key high-value products. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers. Products covered by these contracts are included in our backlog only as orders are received. The entire order backlog for Packaging Systems at December 31, 2013 is expected to be filled during 2014.
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

We spent $15.1 million in 2013, $12.7 million in 2012, and $11.6 million in 2011 on research and development for Packaging Systems. Delivery Systems incurred research and development costs of $22.8 million, $20.5 million, and $17.5 million in the years 2013, 2012 and 2011, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no material capital expenditures for environmental control facilities in 2013 and there are no material expenditures planned for such purposes in 2014.

Employees

As of December 31, 2013, we employed approximately 6,900 people in our operations throughout the world.

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

Unless required by applicable securities law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. We also refer you to further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to the SEC.

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

The process of obtaining FDA and other required regulatory approvals is expensive and time-consuming.  Historically, most medical devices incorporating our technologies have been subject to the FDA's 510(k) marketing approval process, which typically lasts from six to nine months.  Supplemental or full pre-market approval reviews require a significantly longer period, delaying commercialization. Pharmaceutical products incorporating our technologies are subject to the FDA's New Drug Application process, which typically takes a number of years to complete.  Additionally, biotechnology products incorporating our technologies are subject to the FDA's Biologics License Application process, which also typically takes a number of years to complete.  Outside of the U.S., sales of medical devices and pharmaceutical or biotechnology products are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval.

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

The medical technology industry is very competitive and customer demands and/or new products in the marketplace could cause a reduction in demand.

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for diseases that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render some of our products or proposed products obsolete or less competitive. In addition, failure to meet increased customer quality expectations could cause a reduction in demand.

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations.

We conduct business in most of the major pharmaceutical markets in the world. Our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside the U.S.) are subject to risks and uncertainties that can vary by country, and include: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the U.S. could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.

Changes in foreign currency exchange rates could have a material adverse effect on our business and/or results of operations.

Sales outside of the U.S. accounted for 55% of our consolidated net sales in 2013. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside of the U.S. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Virtually all of the international sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars, which can result in significant fluctuations in the amount of those sales or earnings. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition to translation risks, we incur currency transaction gains or losses when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity's local currency. In order to reduce our exposure to fluctuations in certain exchange rates, we have entered, and expect to enter, into hedging arrangements, including the use of financial derivatives. There can be no certainty that we will be able to enter into or maintain effective hedges of currency risks, which could have a significant effect on our financial condition and operating results.

Disruptions in the supply of key raw materials could adversely impact our operations.

We generally purchase our raw materials and supplies required for the production of our products in the open market. For reasons of quality assurance, sole source availability or cost effectiveness, many components and raw materials are available and/or purchased only from a single supplier. Due to the stringent regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these components or materials or do so without excessive cost. As a result, a reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business and/or results of operations.

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

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. The PPACA also imposes significant new taxes on medical device makers in the form of an excise tax on all U.S. medical device sales (as defined under the regulations). These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our customers' products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on sales of West's products is uncertain at this time.  Our sales depend, in part, on the extent to which pharmaceutical companies and healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the U.S. (as part of the PPACA) or abroad (for example, those under consideration in France, Germany, Italy and the United Kingdom) could significantly reduce reimbursement for our customers products, which could in turn reduce the demand for our products.

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

We may face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in financial or information losses and/or reputational harm. If we cannot prevent the unauthorized access, release and/or corruption of our or our customers' confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.

If we fail to comply with our obligations under our distributorship or license agreements with Daikyo or we are unable to renew these agreements on the same or substantially similar terms, we could lose license rights that are important to our business.

Key value-added and proprietary products and processes are licensed from our affiliate, Daikyo, including but not limited to Daikyo CZ, FluroTec and B2-coating technologies. Our rights to these products and processes are licensed pursuant to agreements that expire in 2017, which we expect to renew prior to their expiration. However, if we are unsuccessful in renewing these agreements, or if the agreements are terminated early because we fail to satisfy our obligations, our business could be adversely impacted.

ITEM IB. UNRESOLVED STAFF COMMENTS

As of the filing of this Form 10-K, there were no unresolved comments from the Staff of the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 530 Herman O. West Drive, Exton, Pennsylvania. This building also houses our North American sales and marketing, administrative support and customer service functions, as well as laboratories.

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems	Contract Analytical Laboratory:
Manufacturing:	North American Operations
North American Operations	United States
United States	Exton, PA
Clearwater, FL (1)
Jersey Shore, PA	Mold-and-Die Tool Shops:
Kearney, NE	North American Operations
Kinston, NC	United States
Lititz, PA	Upper Darby, PA (2)
St. Petersburg, FL (1)
European Operations
South American Operations	England
Brazil	Bodmin (2)
Sao Paulo
Delivery Systems
European Operations	Manufacturing:
Denmark	North American Operations
Horsens	United States
Frankfort, IN (2)
England	Grand Rapids, MI
St. Austell	Phoenix, AZ (2)
Scottsdale, AZ (2)(3)
France	Tempe, AZ (2)
Le Nouvion	Williamsport, PA

Germany	Puerto Rico
Eschweiler (1)	Cayey
Stolberg
European Operations
Serbia	France
Kovin	Le Vaudreuil (2)

Asia Pacific Operations	Ireland
China	Dublin (2)
Qingpu
Mold-and-Die Tool Shop:
India	European Operations
Chennai	Denmark
Roskilde (2)
Singapore
Jurong

(1)	This manufacturing facility is also used for research and development activities.

(2)	This facility is leased in whole or in part.

(3)	This manufacturing facility is also used for mold and die production.

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

Name	Age	Position
Michael A. Anderson	58
Vice President and Treasurer since June 2001. He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	54
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

Rachael M. Bushey	36
Vice President, Deputy General Counsel and Corporate Secretary since October 2013. Previously, she served as Assistant General Counsel and Assistant Secretary from May 2012 until October 2013, and Associate Counsel, Securities and Corporate Governance Matters, from December 2010 until May 2012. Prior to joining West, she was a corporate attorney at the law firm of Pepper Hamilton LLP.

William J. Federici	54
Senior Vice President, and Chief Financial Officer since joining the Company in August 2003. He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and, prior thereto, an audit partner with Arthur Andersen, LLP.

Karen A. Flynn	51
President, Pharmaceutical Packaging Systems Americas Region since June 2012. She was Vice President, Sales from May 2008 to June 2012. From 2000 to 2008, she worked in Sales Management, most recently as Vice President, Global Accounts, for Catalent (formerly known as Cardinal Health). Prior thereto, she held various positions at West, including Quality, Research and Development, and Sales.

John R. Gailey III	59	Senior Vice President, General Counsel since May 1994, and Chief Compliance Officer. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Jeffrey C. Hunt	55
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

Heino Lennartz	48
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

Richard D. Luzzi	62
Senior Vice President, Human Resources since June 2002. He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Daniel Malone	52
Vice President and Corporate Controller since August 2011. He was Vice President of Finance, Pharmaceutical Packaging Systems Americas Region from September 2008 to August 2011 and Director of Financial and Management Reporting from October 1999 to September 2008.

Donald E. Morel, Jr., Ph.D.	56
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002. He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002. He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John E. Paproski	57
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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WST.” The following table shows the high and low prices for our common stock as reported by the NYSE, for the periods indicated. All prices have been retroactively adjusted for a two-for-one stock split, which is described in further detail in Note 1, Summary of Significant Accounting Policies.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2013	32.74	27.31	35.45	30.85	41.54	35.25	50.60	39.62	50.60	27.31
2012	21.51	18.68	25.25	19.65	26.74	23.44	28.01	25.25	28.01	18.68

As of January 31, 2014, we had 930 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.09 per share in each of the first three quarters of 2012; $0.095 per share in the fourth quarter of 2012 and each of the first three quarters of 2013; and $0.10 per share in the fourth quarter of 2013.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2013 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2013	—	$—	—	—
November 1 – 30, 2013	3,979	47.01	—	—
December 1 – 31, 2013	110	48.77	—	—
Total	4,089	$47.06	—	—

(1)
Includes 530 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 3,559 shares of common stock acquired from employees who tendered already-owned shares to satisfy the exercise price on option exercises, as part of the 2011 Omnibus Incentive Compensation Plan (the "2011 Plan").

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2013. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 2008 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Net sales	$1,368.4	$1,266.4	$1,192.3	$1,104.7	$1,055.7
Operating profit	162.4	135.1	109.6	90.7	97.5
Net income	$112.3	$80.7	$75.5	$65.3	$72.6
Net income per share:
Basic (1)	$1.61	$1.19	$1.12	$0.98	$1.11
Diluted (2)	1.57	1.15	1.08	0.95	1.06
Weighted average common shares outstanding	69.6	68.1	67.3	66.7	65.7
Weighted average shares assuming dilution	71.4	71.8	74.0	73.5	72.6
Dividends declared per common share	$0.39	$0.37	$0.35	$0.33	$0.31
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$230.0	$161.9	$91.8	$110.2	$83.1
Working capital	413.8	295.5	228.8	266.9	226.1
Total assets	1,671.6	1,564.0	1,399.1	1,294.3	1,271.0
Total invested capital:
Total debt	373.5	411.5	349.4	358.4	379.6
Total equity	906.4	728.9	654.9	625.7	579.1
Total invested capital	$1,279.9	$1,140.4	$1,004.3	$984.1	$958.7
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	31.8%	30.6%	28.5%	28.8%	28.8%
Operating profitability (b)	11.9%	10.7%	9.2%	8.2%	9.2%
Effective tax rate	27.4%	30.2%	25.3%	18.3%	16.2%
Return on invested capital (c)	9.8%	8.8%	8.2%	7.6%	8.9%
Net debt-to-total invested capital (d)	13.7%	25.5%	28.2%	28.4%	33.9%
Research and development expenses	$37.9	$33.2	$29.1	$23.9	$19.9
Operating cash flow	220.5	187.4	130.7	138.3	137.7
Stock price range	$50.60-27.31	$28.01-18.68	$23.98-17.75	$22.42-16.37	$20.89-13.93

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
(c) Operating profit multiplied by one minus the effective tax rate divided by average total invested capital.
(d) Net debt (total debt less cash and cash equivalents) divided by total invested capital net of cash and cash equivalents.

Factors affecting the comparability of the information reflected in the selected financial data:

▪	Net income in 2013 included the impact of a loss on extinguishment of debt of $0.2 million and net discrete tax charges of $3.6 million.

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

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the U.S. in currencies other than the U.S. dollar, including 45% in Europe and 10% collectively in Asia, South America, and Israel. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar, as compared to the foreign currencies in which we conduct our business. In terms of net sales, the most significant foreign currencies are the Euro, the Danish Krone, the Singapore Dollar, and the British Pound, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. In addition, we are exposed to the Japanese Yen ("Yen"), as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo. During 2013, average exchange rates were favorable versus the exchange rates realized in 2012, resulting in higher reported net sales and operating profit of $11.3 million and $2.4 million, respectively, versus 2012.

On August 1, 2013, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, effected in the form of a stock dividend. The record date for the stock split was September 12, 2013, and the share distribution occurred on September 26, 2013. All share and per share amounts presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the impact of the stock split.

2013 Financial Performance Highlights

•	Net sales were $1,368.4 million, an increase of 8.0% from 2012. Excluding foreign currency effects, net sales increased by $90.6 million, or 7.2%.

•	Gross profit was $434.7 million, an increase of 12.1% from 2012, and our gross margin percentage increased by 1.2 margin points to 31.8%.

•	Operating profit for 2013 was $162.4 million, an increase of 20.2% from 2012, and our operating profit margin increased by 1.2 margin points to 11.9%.

•	Net income for 2013 was $112.3 million, or $1.57 per diluted share, compared to $80.7 million, or $1.15 per diluted share, in 2012.

•	Our financial position remains strong, with net cash provided by operating activities totaling $220.5 million in 2013.

•	Our Board of Directors approved an increase in the quarterly cash dividend, which began with the fourth quarter 2013 dividend of $0.10 per share.

2014 Business Outlook

We anticipate continued revenue and margin improvement, driven by customers' increasing demand for higher product quality, which results in higher revenues and margin per unit sold in Packaging Systems and an increasing percentage of total sales from higher margin proprietary products in Delivery Systems. We continue to believe that actions taken in recent years to increase capacity for certain products, reduce costs through restructuring and lean savings efforts, and expand into emerging markets will lead to improved profitability as global demand increases. We plan to continue funding capital projects related to new products, expansion activity, and emerging markets for Packaging Systems and for new, proprietary products within Delivery Systems. We believe that our operating results and financial position give us a platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise. See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion regarding the risks associated with our operations.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Packaging Systems	$996.0	$915.1	$857.4	8.8%	6.7%
Delivery Systems	374.1	352.1	336.7	6.2%	4.6%
Intersegment sales elimination	(1.7)	(0.8)	(1.8)	—	—
Consolidated net sales	$1,368.4	$1,266.4	$1,192.3	8.0%	6.2%

2013 compared to 2012
Consolidated net sales increased by $102.0 million, or 8.0%, in 2013, including a favorable foreign currency impact of $11.3 million. Excluding foreign currency effects, consolidated net sales increased by $90.6 million, or 7.2%.

Packaging Systems – Packaging Systems’ net sales increased by $80.9 million, or 8.8%, in 2013, including a favorable foreign currency impact of $8.6 million. Excluding foreign currency effects, net sales increased by $72.3 million, or 7.9%, primarily due to continued growth in sales of our higher-value product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes and strong packaging component sales, partially offset by lower sales of disposable device components. Higher sales volumes and an improved product mix contributed 5.6 percentage points of the increase, and sales price increases contributed 2.3 percentage points.

Delivery Systems – Delivery Systems’ net sales increased by $22.0 million, or 6.2%, in 2013, including a favorable foreign currency impact of $2.7 million. Excluding foreign currency effects, net sales increased by $19.3 million, or 5.5%, primarily due to increases in CZ, administration systems, and safety systems sales, as well as contract manufacturing sales. Proprietary net sales represented 24.8% of Delivery Systems' net sales for 2013, as compared to 21.9% in 2012. Sales price increases contributed 1.3 percentage points of the increase.

2012 compared to 2011
Consolidated net sales increased by $74.1 million, or 6.2%, in 2012, despite an unfavorable foreign currency impact of $46.1 million. Excluding foreign currency effects, consolidated net sales increased by $120.2 million, or 10.1%. A favorable mix of products and unit volume growth contributed 7.1 percentage points of the increase and sales price increases contributed 3.0 percentage points.

Packaging Systems – Packaging Systems’ net sales increased by $57.7 million, or 6.7%, in 2012, despite an unfavorable foreign currency impact of $40.1 million. Excluding foreign currency effects, net sales increased by $97.8 million, or 11.4%. A favorable mix of products and unit volume growth contributed 7.5 percentage points of the increase, and sales price increases contributed 3.9 percentage points. In addition to increases in the sales of our standard pharmaceutical packaging components, there continued to be strong growth in sales of our higher-quality product offerings that reduce particulate contamination and create efficiencies in our customer's manufacturing processes, including Westar ready-to-use components, FluroTec-coated closures, and the Envision line of vision-inspected components.

Delivery Systems – Delivery Systems’ net sales increased by $15.4 million, or 4.6%, in 2012, despite an unfavorable foreign currency impact of $6.0 million. Excluding foreign currency effects, net sales increased by $21.4 million, or 6.4%. A favorable mix of products and unit volume growth contributed 5.8 percentage points of the increase, and sales price increases contributed 0.6 percentage points. Our sales increases during 2012 were led by an increase in healthcare-related contract manufacturing revenue and higher sales of our proprietary administration systems and éris safety syringe product lines, partially offset by a decline in consumer product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Packaging Systems:
Gross Profit	$361.4	$318.4	$276.5	13.5%	15.2%
Gross Margin	36.3%	34.8%	32.2%
Delivery Systems:
Gross Profit	$73.3	$69.3	$62.8	5.8%	10.4%
Gross Margin	19.6%	19.7%	18.6%
Consolidated Gross Profit	$434.7	$387.7	$339.3	12.1%	14.3%
Consolidated Gross Margin	31.8%	30.6%	28.5%

2013 compared to 2012
Consolidated gross profit increased by $47.0 million, or 12.1%, in 2013, including a favorable foreign currency impact of $3.1 million. Consolidated gross margin increased by 1.2 margin points in 2013.

Packaging Systems – Packaging Systems’ gross profit increased by $43.0 million, or 13.5%, in 2013, including a favorable foreign currency impact of $2.8 million. Packaging Systems' gross margin increased by 1.5 margin points in 2013, primarily as a result of sales price increases and an improved product mix, which increased Packaging Systems' gross margin by 2.3 margin points. These favorable items were partially offset by the impact of increased compensation and plant overhead costs in excess of efficiency gains, which combined to decrease Packaging Systems' gross margin by 0.8 margin points.

Delivery Systems – Delivery Systems’ gross profit increased by $4.0 million, or 5.8%, in 2013, including a favorable foreign currency impact of $0.3 million. Delivery Systems’ gross margin decreased by 0.1 margin points in 2013, as the impact of increased compensation and raw material costs in excess of efficiency improvements combined to decrease Delivery Systems' gross margin by 1.4 margin points. These unfavorable items were largely offset by the impact of sales price increases and an improved product mix, which increased Delivery Systems' gross margin by 1.3 margin points.

2012 compared to 2011
Consolidated gross profit increased by $48.4 million, or 14.3%, in 2012, despite an unfavorable foreign currency impact of $12.7 million. Consolidated gross margin increased by 2.1 margin points in 2012, primarily as a result of sales price increases and a favorable mix of products sold, all of which increased the consolidated gross margin by 3.6 margin points. Improved production and volume-related efficiencies also increased our consolidated gross margin by 0.6 margin points. These favorable items were partially offset by the impact of increased raw material costs, which reduced our consolidated gross margin by 0.9 margin points, and wage, benefit and other cost increases, which reduced our consolidated gross margin by 1.2 margin points.

Packaging Systems – Packaging Systems’ gross profit increased by $41.9 million, or 15.2%, in 2012, despite an unfavorable foreign currency impact of $12.1 million. Packaging Systems’ gross margin increased by 2.6 margin points in 2012, primarily as a result of sales price increases and a favorable mix of products sold, all of which increased Packaging Systems’ gross margin by 4.4 margin points. Improved production and volume-related efficiencies also increased Packaging Systems’ gross margin by 0.5 margin points. These favorable items were partially offset by the impact of increased raw material costs and increased wages, benefits and other costs, which reduced Packaging Systems’ gross margin by 1.3 margin points and 1.0 margin points, respectively.

Delivery Systems – Delivery Systems’ gross profit increased by $6.5 million, or 10.4%, in 2012, despite an unfavorable foreign currency impact of $0.6 million. Delivery Systems’ gross margin increased by 1.1 margin points in 2012. Production efficiencies and favorable raw material prices contributed 1.0 margin point and 0.4 margin points of the increase, respectively, partially offset by the net impact of wage, benefit and other cost increases in excess of our sales price increases.

Research and Development (“R&D”) Costs

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Packaging Systems	$15.1	$12.7	$11.6	18.9%	9.5%
Delivery Systems	22.8	20.5	17.5	11.2%	17.1%
Consolidated R&D costs	$37.9	$33.2	$29.1	14.2%	14.1%

2013 compared to 2012
Consolidated R&D costs increased by $4.7 million, or 14.2%, in 2013.

Packaging Systems – Packaging Systems' R&D costs increased by $2.4 million, or 18.9%, in 2013, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs increased by $2.3 million, or 11.2%, in 2013, primarily as a result of development work on SmartDose and the SelfDose and ConfiDose systems.

2012 compared to 2011
Consolidated R&D costs increased by $4.1 million, or 14.1%, in 2012.

Packaging Systems – Packaging Systems' R&D costs increased by $1.1 million, or 9.5%, in 2012, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs increased by $3.0 million, or 17.1%, in 2012, primarily as a result of development work on SmartDose.

Selling, General and Administrative (“SG&A”) Costs

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Packaging Systems	$128.4	$116.7	$110.6	10.0%	5.5%
Delivery Systems	42.6	37.0	35.6	15.1%	3.9%
Corporate	63.9	64.4	44.9	(0.8)%	43.4%
Consolidated SG&A costs	$234.9	$218.1	$191.1	7.7%	14.1%
SG&A as a % of net sales	17.2%	17.2%	16.0%

2013 compared to 2012
Consolidated SG&A costs increased by $16.8 million, or 7.7%, in 2013, including the impact of foreign currency, which increased SG&A costs by $0.5 million. Consolidated SG&A costs for both 2013 and 2012 were 17.2% of consolidated net sales for 2013 and 2012.

Packaging Systems – Packaging Systems' SG&A costs increased by $11.7 million, or 10.0%, in 2013, primarily as a result of increased compensation costs mainly related to merit and headcount increases, particularly in Asia, incremental consulting costs for supply chain initiatives and information technology projects, incentive compensation cost increases, and foreign currency effects, which increased SG&A costs by $0.4 million.

Delivery Systems – Delivery Systems' SG&A costs increased by $5.6 million, or 15.1%, in 2013, primarily as a result of increased compensation costs, incremental legal, sales and marketing costs, and foreign currency effects, which increased SG&A costs by $0.1 million.

Corporate – Corporate's SG&A costs decreased by $0.5 million, or 0.8%, in 2013, primarily as decreases in outside services and pension costs were mostly offset by increased stock-based compensation expense. The increase in stock-based compensation expense was due to increased performance-based achievement levels and the impact of higher share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

2012 compared to 2011
SG&A costs increased by $27.0 million, or 14.1%, in 2012, despite the impact of foreign currency, which decreased SG&A costs by $4.6 million. Consolidated SG&A costs for 2012 and 2011 were 17.2% and 16.0%, respectively, of consolidated net sales for 2012 and 2011.

Packaging Systems – Packaging Systems' SG&A costs increased by $6.1 million, or 5.5%, in 2012, primarily as a result of increased compensation costs mainly related to headcount increases, incentive compensation cost increases, and incremental costs related to outside services, all of which were partially offset by the impact of foreign currency, which decreased SG&A costs by $4.3 million.

Delivery Systems – Delivery Systems' SG&A costs increased by $1.4 million, or 3.9%, in 2012, primarily as a result of increased compensation costs mainly related to headcount increases and incentive compensation cost increases, all of which were partially offset by the impact of foreign currency, which decreased SG&A costs by $0.3 million.

Corporate – Corporate's SG&A costs increased by $19.5 million, or 43.4%, in 2012, primarily due to increases in stock-based compensation expense, incentive compensation costs and U.S. pension expense. The increase in stock-based compensation expense was primarily due to increased performance-based achievement levels and the impact of higher share prices on our deferred compensation plan liabilities, which are indexed to our share price. The increase in incentive compensation costs resulted from our current achievement expectations related to our incentive plans. In 2012, we also incurred incremental depreciation expense related to new information technology projects, as well as incremental depreciation expense and supply and utility costs related to our new corporate office and research building.

Restructuring and Other Items

The following table presents restructuring charges and other income and expense items for our segments, and corporate and other unallocated items:

Expense (income)	Year Ended December 31,
($ in millions)	2013	2012	2011
Packaging Systems	$0.9	$1.5	$1.7
Delivery Systems	(1.5)	(6.6)	(0.1)
Corporate and other unallocated items:
Corporate	0.1	(0.3)	(0.1)
Restructuring and related charges	—	2.1	5.3
Impairment charge	—	3.4	—
Special separation benefits	—	—	2.9
Acquisition-related contingencies	—	1.2	(0.2)
Consolidated restructuring and other items	$(0.5)	$1.3	$9.5

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

During 2013, we recorded development income of $2.0 million within Delivery Systems. Included in this amount was $1.0 million of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $17.5 million was included within other current liabilities and other long-term liabilities, respectively, at December 31, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining thirteen-year term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

During 2012, we recorded development income of $6.5 million within Delivery Systems primarily attributable to services and the reimbursement of certain costs.

Restructuring and related charges - During 2012, we incurred restructuring and related charges of $2.1 million to complete the 2010 plan. Charges incurred during 2012 included facility closure costs and employee severance and benefits associated with a reduction in operations at a manufacturing facility in England, as well as facility closure costs associated with the 2011 closure of a plant in the U.S. During 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows. Offsetting the costs incurred during 2012 were reductions to certain previously-recorded obligations under the 2010 plan, including a reduction of $1.7 million following the cancellation of the restructuring initiative at one of our plants in Europe as a result of increased customer demand for products and related efficiency improvements at that plant. We did not incur any restructuring and related charges related to the 2010 plan during 2013, and we do not expect to incur any future charges related to the 2010 plan. The remaining restructuring obligations related to the 2010 plan were reduced to zero at December 31, 2013.

During 2011, we incurred restructuring and related charges of $5.3 million associated with the 2010 plan. Charges associated with the plan in 2011 were primarily associated with the 2011 closure of a plant in the U.S., a reduction of operations at a manufacturing facility in England, and the elimination of certain operational and administrative functions in other locations.

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

Acquisition-related contingencies – During 2013, 2012 and 2011, we increased the liability for contingent consideration related to our 2010 acquisition of SmartDose technology ("SmartDose contingent consideration") by $1.0 million, $1.2 million and $0.5 million, respectively, due to the time value of money and adjustments related to changes in sales projections. During 2011, we also reduced the liability for contingent consideration related to our 2009 acquisition of the éris safety syringe system (“éris contingent consideration”) by $0.8 million, bringing the liability balance to zero. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014. Beginning in 2013, these adjustments are included within Delivery Systems' results.

See Note 2, Restructuring and Other Items, for further discussion.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Segments:
Packaging Systems	$217.0	$187.5	$152.6	15.7%	22.9%
Delivery Systems	9.4	18.4	9.8	(48.9)%	87.8%
Corporate and other unallocated items:
Corporate	(64.0)	(64.1)	(44.8)	(0.2)%	43.1%
Other unallocated expense	—	(6.7)	(8.0)
Consolidated operating profit	$162.4	$135.1	$109.6	20.2%	23.3%
Consolidated operating profit margin	11.9%	10.7%	9.2%

2013 compared to 2012
Consolidated operating profit increased by $27.3 million, or 20.2%, in 2013, including a favorable foreign currency impact of $2.4 million. Consolidated operating profit margin increased by 1.2 margin points in 2013.

Packaging Systems – Packaging Systems’ operating profit increased by $29.5 million, or 15.7%, in 2013, including a favorable foreign exchange impact of $2.2 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $9.0 million, or 48.9%, in 2013, despite a favorable foreign exchange impact of $0.2 million, due to the factors described above.

Corporate – Corporate costs decreased by $0.1 million, or 0.2%, in 2013, due to the factors described above.

2012 compared to 2011
Consolidated operating profit increased by $25.5 million, or 23.3%, in 2012, despite an unfavorable foreign exchange impact of $7.7 million.

Packaging Systems – Packaging Systems’ operating profit increased by $34.9 million, or 22.9%, in 2012, despite an unfavorable foreign exchange impact of $7.5 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit increased by $8.6 million, or 87.8%, in 2012, despite an unfavorable foreign exchange impact of $0.2 million, due to the factors described above.

Corporate – Corporate costs increased by $19.3 million, or 43.1%, in 2012, due to the factors described above.

Loss on Debt Extinguishment

During the year ended December 31, 2013, we repurchased $2.5 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value. During the year ended December 31, 2012, we recognized a pre-tax loss on debt extinguishment of $11.6 million related to our repurchase of $158.4 million of our Convertible Debentures, which consisted of a $6.2 million premium over par value, $4.4 million write-off of unamortized debt issuance costs and $1.0 million in transaction costs.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Interest expense	$18.6	$18.6	$19.3	—%	(3.6)%
Capitalized interest	(1.6)	(1.9)	(1.1)	(15.8)%	72.7%
Interest income	(1.9)	(1.8)	(1.3)	5.6%	38.5%
Interest expense, net	$15.1	$14.9	$16.9	1.3%	(11.8)%

2013 compared to 2012
Interest expense, net, increased by $0.2 million, or 1.3%, in 2013, primarily due to a decrease in capitalized interest, as less capital projects were in progress in 2013, as compared to 2012. Interest expense was constant at $18.6 million for both 2013 and 2012, as the impact of the higher interest rate associated with the five-year team loan that we entered into in 2013, for our new corporate office and research building, was offset by the impact of less debt outstanding during 2013.

2012 compared to 2011
Interest expense, net, decreased by $2.0 million, or 11.8%, in 2012, primarily due to increased capitalized interest resulting from recently-completed or ongoing capital projects, as well as the impact of the retirement at maturity of our $50.0 million Series A floating rate notes and the expiration of the related interest rate swap agreement, which we financed under our lower-rate senior unsecured, multi-currency revolving credit facility agreement (the "New Credit Agreement"). See Note 10, Debt, for further discussion of the New Credit Agreement.

Income Taxes

The provision for income taxes was $40.2 million, $32.7 million, and $23.5 million for the years 2013, 2012, and 2011, respectively, resulting in effective tax rates of 27.4%, 30.2%, and 25.3%, respectively.

The decrease in the effective tax rate for 2013, and the increase in the effective tax rate for 2012, reflects the nondeductibility of the purchase premium paid during 2012 related to the extinguishment of our convertible debt and the impact of the discrete tax items discussed below. The increase in the effective tax rate for 2012 also reflects changes in our geographic mix of earnings and the absence of the Research and Development tax credit in 2012, as the tax credit expired in 2011 and was not reinstated until the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) in January 2013. In accordance with U.S. GAAP, although the Act retroactively reinstated the tax credit for two years, from January 1, 2012 through December 31, 2013, it was not taken into account for financial reporting purposes until 2013. Had the Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%.

During 2013, we recorded a discrete tax charge of $3.5 million, which related to the finalization of a beneficial agreement with local tax authorities in Israel that clarified the future tax status of our entities in Israel and settled a tax audit for the years 2009 through 2011. During 2013, we also recorded a discrete tax charge of $1.3 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances and a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit in January 2013.

During 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we recorded a discrete tax charge of $1.0 million. We also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax balances and recorded a discrete tax charge of $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.
During 2011, we recorded $1.4 million in net discrete tax charges from changes in international tax rates that affected our deferred tax carrying values.

As of December 31, 2013, we had $7.1 million of total gross unrecognized tax benefits, of which $6.9 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.4 million during the next twelve months, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $5.4 million, $4.8 million, and $6.3 million for the years 2013, 2012 and 2011, respectively. Equity in net income of affiliated companies increased by $0.6 million, or 12.5%, in 2013, primarily due to favorable operating results in Mexico. Equity in net income of affiliated companies decreased by $1.5 million, or 23.8%, in 2012, primarily due to start-up costs for a new production facility and increased SG&A costs at Daikyo.

Purchases from, and royalty payments made to, affiliates totaled $67.7 million in 2013, $75.2 million in 2012, and $66.4 million in 2011, the majority of which related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.9 million, $3.5 million, and $4.5 million in 2013, 2012, and 2011, respectively.

Net Income

Net income in 2013 was $112.3 million, or $1.57 per diluted share, compared to $80.7 million, or $1.15 per diluted share, in 2012. Our 2013 results included the impact of a loss on extinguishment of debt of $0.2 million and net discrete tax charges of $3.6 million.

Net income in 2012 was $80.7 million, or $1.15 per diluted share, compared to $75.5 million, or $1.08 per diluted share, in 2011. Our 2012 results included the impact of restructuring and related charges of $1.4 million (net of $0.7 million in tax), an impairment charge of $2.1 million (net of $1.3 million in tax), an increase in acquisition-related contingencies of $1.0 million (net of $0.2 million in tax), a loss on extinguishment of debt of $9.8 million (net of $1.8 million in tax) and discrete tax charges of $2.1 million.

Net income in 2011 was $75.5 million, or $1.08 per diluted share, compared to $65.3 million, or $0.95 per diluted share, in 2010. Our 2011 results included the impact of restructuring and related charges of $3.5 million (net of $1.8 million in tax), income from the reduction of acquisition-related contingencies of $0.2 million, special separation benefits related to the retirement of our former President and Chief Operating Officer of $1.8 million (net of $1.1 million in tax) and net discrete tax charges of $1.4 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2013	2012	2011
Net cash provided by operating activities	$220.5	$187.4	$130.7
Net cash used in investing activities	(149.9)	(116.0)	(120.5)
Net cash used in financing activities	(5.1)	(3.4)	(24.7)

Net Cash Provided by Operating Activities

2013 compared to 2012
Net cash provided by operating activities was $220.5 million in 2013, an increase of $33.1 million from 2012. Net cash provided by operating activities increased in 2013 primarily due to the increase in net income and our receipt of a nonrefundable payment of $20.0 million from a customer in Delivery Systems related to exclusivity during 2013, both of which were partially offset by higher working capital requirements and the timing of other payments.

2012 compared to 2011
Net cash provided by operating activities was $187.4 million in 2012, an increase of $56.7 million from 2011. Net cash provided by operating activities increased in 2012 primarily due to the net sales and gross profit improvements achieved in both Packaging Systems and Delivery Systems, lower restructuring payments, the collection of deposits and the timing of other payments.

Net Cash Used in Investing Activities

2013 compared to 2012
Net cash used in investing activities was $149.9 million in 2013, an increase of $33.9 million from 2012. Net cash used in investing activities increased in 2013 primarily due to a $20.6 million increase in capital spending, to $151.9 million, in 2013. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, construction of our new rubber and metal manufacturing facility in India, and various capital projects related to new products, expansion activity, and emerging markets. Net cash used in investing activities also increased in 2013 due to the change in our short-term investment activity. During 2013, we sold $19.1 million, and purchased $14.2 million, of short-term investments. During 2012, we sold $45.6 million, and purchased $31.2 million, of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between ninety-one days and one year at the time of purchase.

2012 compared to 2011
Net cash used in investing activities was $116.0 million in 2012, a decrease of $4.5 million from 2011. Net cash used in investing activities decreased in 2012 primarily due to a $40.0 million net change in short-term investments, as we had net sales of short-term investments of $14.4 million in 2012, as compared to net purchases of short-term investments of $25.6 million in 2011. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between ninety-one days and one year at the time of purchase. The change related to short-term investments was partially offset by a $35.9 million increase in capital spending, to $131.3 million, in 2012. The majority of the increased capital spending was related to construction of our new corporate office and research building, which began in 2011 and settled in February 2013, information technology infrastructure improvements, and construction of our compression-molding plant in China.

Net Cash Used in Financing Activities

2013 compared to 2012
Net cash used in financing activities was $5.1 million in 2013, an increase of $1.7 million from 2012. Net cash used in financing activities for 2013 increased primarily due to a reduction in our net debt activity, partially offset by a $13.0 million increase in proceeds from exercises of stock options and stock appreciation rights, as compared to 2012. During 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building. During 2013, we also entered into Euro-denominated debt under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. During 2013, we also repurchased $2.5 million in aggregate principal amount of our Convertible Debentures. During 2012, we used our multi-currency revolving credit facility to fund our repurchase of $158.4 million of our Convertible Debentures and we incurred debt issuance costs of $7.5 million, which primarily consisted of the settlement payment made by us for two treasury lock agreements that we entered into and subsequently terminated. We used cash generated from operations and net borrowings to fund the repurchase of our Convertible Debentures, working capital needs, capital expenditures, and to pay dividends.

We paid cash dividends totaling $26.8 million ($0.385 per share) and $24.9 million ($0.365 per share) during 2013 and 2012, respectively.

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

Net cash used in financing activities for 2012 included an overall increase in net revolving credit facility borrowings from 2011 and debt issuance costs of $7.5 million, which primarily consisted of the settlement payment made by us for the two forward treasury lock agreements that we entered into, and subsequently terminated, during 2012. See Note 11, Derivative Financial Instruments, and Note 10, Debt, for further discussion. We used cash generated from operations and net borrowings to fund our repurchase of our Convertible Debentures, working capital needs, capital expenditures and pension obligations, and to pay dividends.

We paid cash dividends totaling $24.9 million ($0.365 per share) and $23.2 million ($0.345 per share) during 2012 and 2011, respectively.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$230.0	$161.9
Short-term investments	$7.5	$12.4
Working capital	$413.8	$295.5
Total debt	$373.5	$411.5
Total equity	$906.4	$728.9
Net debt-to-total invested capital	13.7%	25.5%

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Short-term investments include all instruments that have maturities between ninety-one days and one year at the time of purchase. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity.

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2013 consisted of cash held in cash depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2013 included $16.1 million of cash held by subsidiaries within the U.S., and $213.9 million of cash held by subsidiaries outside of the U.S., primarily in Germany, Israel, and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the U.S. could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at December 31, 2013 increased by $118.3 million, or 40.0%, during 2013, as compared to 2012, including an increase of $3.1 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $65.5 million, $9.1 million and $13.9 million, respectively, and total current liabilities decreased by $26.4 million. Accounts receivable and inventories increased primarily due to increased sales activity; related turnover measurements for each were consistent between December 31, 2013 and December 31, 2012. The decrease in current liabilities was primarily due to our repayment of our Euro note A, which we refinanced using a portion of our multi-currency revolving credit facility.

Debt and credit facilities - The $38.0 million decrease in total debt at December 31, 2013, as compared to December 31, 2012, resulted from net repayments and related debt activity of $41.5 million, partially offset by foreign currency rate fluctuations of $3.5 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Borrowings under the revolving credit facility bear interest at a rate equal to one-month London Interbank Offering Rates ("LIBOR") plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. During 2013, we entered into Euro-denominated debt under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. At December 31, 2013, we had $53.7 million in outstanding long-term borrowings under this facility, of which $4.8 million was denominated in Yen, $28.9 million in Euros and the remainder in U.S. dollars. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $242.8 million at December 31, 2013. We do not expect any significant limitations on our ability to access this source of funds.

In addition, in February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a separate revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building. Borrowings under the loan bear interest at a variable rate equal to one-month LIBOR plus a margin of 1.50 percentage points. At December 31, 2013, $41.3 million was outstanding under this loan, of which $2.0 million was classified as current.

During 2013, we repurchased $2.5 million in aggregate principal amount of our Convertible Debentures, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value. Following the repurchase, $0.6 million principal amount of Convertible Debentures remains outstanding.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2013, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2014.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2013. These obligations are not expected to have a material impact on liquidity.

		Payments Due By Period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$31.9	$17.9	$14.0	$—	$—
Long-term debt	373.1	2.2	113.6	88.6	168.7
Interest on long-term debt and interest rate swaps (2)	97.3	14.8	24.2	15.6	42.7
Capital lease obligations	0.4	—	0.4	—	—
Operating lease obligations	53.5	10.5	16.4	9.2	17.4
Other long-term liabilities (3)	13.7	0.1	1.2	2.9	9.5
Total contractual obligations(4)	$569.9	$45.5	$169.8	$116.3	$238.3

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

(3)
Represents acquisition-related contingencies. In connection with certain business acquisitions, we agreed to make payments to the sellers when and if certain operating milestones are achieved, such as sales and operating income targets.

(4)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. The minimum required contributions to our plans are expected to be $13.1 million in 2014. See Note 13, Benefit Plans, for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $7.1 million of total gross unrecognized tax benefits as of December 31, 2013. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $3.5 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. The accrual for insurance obligations was $8.5 million at December 31, 2013, of which $4.7 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers' site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that the required volumes will be attained. We also maintain an allowance for product returns, as we believe that we are able to reasonably estimate the amount of returns based on our substantial historical experience.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. Recent accounting guidance allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. We considered this guidance when performing our annual impairment testing, but elected to continue utilizing the two-step quantitative impairment test. The first step in the two-step test is to compare the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, the second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. No impairment in the carrying value of our reporting units was evident as a result of our annual review of goodwill. With the exception of our Delivery Systems' Europe reporting unit, which had a fair value in excess of its carrying value of 25% and which is largely dependent on the continued and anticipated demand for certain of its contract manufacturing and proprietary safety systems products, each of our reporting units whose assets included goodwill had a fair value in excess of its respective carrying value of at least 35%. At December 31, 2013, the goodwill associated with the Delivery Systems' Europe reporting unit equaled $10.3 million, or 9.0% of our total goodwill.

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Similar to the impairment testing for goodwill, there is an option to first assess qualitative factors as a basis for determining whether it is necessary to perform a quantitative impairment test. We considered this option when performing our impairment testing, but elected to continue utilizing a quantitative test, comparing the fair value and carrying value of the asset. Any excess carrying value would represent an impairment loss. Fair values are determined using discounted cash flow analyses.

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

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.6 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.5 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2013 was $76.1 million, compared to $112.2 million at December 31, 2012. Our underfunded balance for other postretirement benefits was $9.1 million at December 31, 2013, compared to $26.0 million at December 31, 2012.

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

Contingent Consideration

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of our contingent consideration are the sales projections, the probability of success factors, and the discount rate used in the calculation. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

See Note 1, Summary of Significant Accounting Policies and Note 16, New Accounting Standards, to our consolidated financial statements for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

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

Foreign Currency Exchange Risk

Sales outside of the U.S. accounted for 55% of consolidated net sales in 2013. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have designated our €61.1 million Euro note B and our €21.0 million Euro-denominated borrowings under our revolving credit facility as a hedge of our net investment in certain European subsidiaries. We also have 500.0 million in Yen-denominated borrowings under our revolving credit facility which has been designated as a hedge of our net investment in Daikyo. At December 31, 2013, a net cumulative foreign currency translation loss on these hedges of $3.1 million (net of tax of $1.9 million) was recorded within accumulated other comprehensive loss.

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

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2014	2015	2016	2017	2018	Thereafter	Carrying Value	Fair Value
Current Debt:
U.S. dollar denominated	$0.1						$0.1	$0.1
Average interest rate - fixed	8.4%
U.S. dollar denominated	2.0						2.0	2.0
Average interest rate - variable	5.4%
Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)		27.1	2.2	22.4	32.5		84.2	84.0
Average interest rate - variable		1.2%	1.7%	1.7%	1.7%
U.S. dollar denominated						168.6	168.6	158.1
Average interest rate - fixed						3.9%
Euro denominated			84.6				84.6	89.8
Average interest rate - fixed			4.4%
Euro denominated				28.9			28.9	28.9
Average interest rate - variable				1.7%
Yen denominated				4.8			4.8	4.8
Average interest rate - variable				1.6%

(1) As of December 31, 2013, we have two interest rate swap agreements outstanding. The first agreement is designed to protect against volatility in variable interest rates payable on our $25.0 million senior floating rate notes maturing July 28, 2015 (“Series B Notes”). The second is a forward-start interest rate swap designed to hedge the variability in cash flows due to changes in the applicable interest rate of our $41.3 million five-year term loan. At December 31, 2013, these agreements had a fair value of $5.6 million, unfavorable to the Company, which was recorded as a noncurrent liability. Refer to Note 11, Derivative Financial Instruments, for additional information on these interest rate hedges.

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

In February 2013, we purchased a series of call options intended to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases during the months of July through December 2013, by capping our cost of the crude oil component of elastomer prices. This allows us to limit our exposure to increasing petroleum prices. These call options were not designated as hedging instruments. As of December 31, 2013, there were no options outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	2013	2012	2011
Net sales	$1,368.4	$1,266.4	$1,192.3
Cost of goods and services sold	933.7	878.7	853.0
Gross profit	434.7	387.7	339.3
Research and development	37.9	33.2	29.1
Selling, general and administrative expenses	234.9	218.1	191.1
Restructuring and other items (Note 2)	(0.5)	1.3	9.5
Operating profit	162.4	135.1	109.6
Loss on debt extinguishment	0.2	11.6	—
Interest expense	17.0	16.7	18.2
Interest income	1.9	1.8	1.3
Income before income taxes	147.1	108.6	92.7
Income tax expense	40.2	32.7	23.5
Equity in net income of affiliated companies	5.4	4.8	6.3
Net income	$112.3	$80.7	$75.5

Net income per share:
Basic	$1.61	$1.19	$1.12
Diluted	$1.57	$1.15	$1.08

Weighted average shares outstanding:
Basic	69.6	68.1	67.3
Diluted	71.4	71.8	74.0

Dividends declared per share	$0.39	$0.37	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income	$112.3	$80.7	$75.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.9)	7.0	(11.8)
Defined benefit pension and other postretirement plans:
Net actuarial gain (loss) arising during period, net of tax of $20.3, $(6.2) and $(17.9)	33.7	(13.2)	(30.1)
Curtailment arising during period, net of tax of $(0.2)	—	—	(0.4)
Settlement effects arising during period, net of tax of $0.3	—	—	0.5
Less: amortization of actuarial loss, net of tax of $3.6, $2.8 and $2.2	4.9	5.7	3.8
Less: amortization of prior service credit, net of tax of $(0.5), $(0.5) and $(0.5)	(0.8)	(0.8)	(0.9)
Less: amortization of transition obligation	0.1	0.1	0.1
Net gains on investment securities, net of tax of $2.1, $0.2 and $0.2	3.5	0.4	0.3
Net gains (losses) on derivatives, net of tax of $1.8, (2.1) and $(1.1)	3.0	(3.6)	(1.7)
Other comprehensive income (loss), net of tax	43.5	(4.4)	(40.2)
Comprehensive income	$155.8	$76.3	$35.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2013 and 2012
(In millions, except per share data)

	2013	2012
ASSETS
Current assets:
Cash, including cash equivalents	$230.0	$161.9
Short-term investments	7.5	12.4
Accounts receivable, net	185.7	175.0
Inventories	176.9	162.2
Deferred income taxes	15.9	7.7
Other current assets	34.7	38.1
Total current assets	650.7	557.3
Property, plant and equipment	1,369.0	1,274.8
Less accumulated depreciation and amortization	657.3	605.8
Property, plant and equipment, net	711.7	669.0
Investments in affiliated companies	60.9	59.8
Goodwill	114.2	112.5
Deferred income taxes	61.8	90.3
Intangible assets, net	48.3	50.6
Other noncurrent assets	24.0	24.5
Total Assets	$1,671.6	$1,564.0

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.2	$32.7
Accounts payable	108.0	102.9
Pension and other postretirement benefits	2.2	2.8
Accrued salaries, wages and benefits	59.1	56.5
Income taxes payable	14.3	15.6
Taxes other than income	7.8	7.8
Other current liabilities	43.3	43.5
Total current liabilities	236.9	261.8
Long-term debt	371.3	378.8
Deferred income taxes	18.9	20.8
Pension and other postretirement benefits	83.1	135.4
Other long-term liabilities	55.0	38.3
Total Liabilities	765.2	835.1

Commitments and contingencies (Note 15)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2013 and 2012	—	—
Common stock, par value $.25 per share; 100.0 million shares authorized; shares issued: 70.4 million and 68.8 million; shares outstanding: 70.2 million and 68.6 million	17.6	17.2
Capital in excess of par value	120.0	70.7
Retained earnings	805.0	719.9
Accumulated other comprehensive loss	(32.4)	(75.9)
Treasury stock, at cost (0.2 million shares in 2013 and 2012)	(3.8)	(3.0)
Total Equity	906.4	728.9
Total Liabilities and Equity	$1,671.6	$1,564.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2013, 2012 and 2011
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2010	68.6	$17.2	$68.7	2.0	$(41.5)	$612.6	$(31.3)	$625.7
Net income						75.5		75.5
Stock-based compensation			8.6					8.6
Shares issued under stock plans			(13.1)	(1.0)	22.0			8.9
Shares repurchased for employee tax withholdings				0.2	(3.5)			(3.5)
Excess tax benefit from employee stock plans			3.5					3.5
Dividends declared						(23.6)		(23.6)
Other comprehensive loss, net of tax							(40.2)	(40.2)
Balance, December 31, 2011	68.6	17.2	67.7	1.2	(23.0)	664.5	(71.5)	654.9
Net income						80.7		80.7
Stock-based compensation			10.9					10.9
Shares issued under stock plans	0.2		(12.5)	(1.2)	24.4			11.9
Shares repurchased for employee tax withholdings			(0.3)	0.2	(4.4)			(4.7)
Excess tax benefit from employee stock plans			4.9					4.9
Dividends declared						(25.3)		(25.3)
Other comprehensive loss, net of tax							(4.4)	(4.4)
Balance, December 31, 2012	68.8	17.2	70.7	0.2	(3.0)	719.9	(75.9)	728.9
Net income						112.3		112.3
Stock-based compensation			15.3					15.3
Shares issued under stock plans	1.8	0.4	30.9		(0.8)			30.5
Shares repurchased for employee tax withholdings	(0.2)		(5.2)					(5.2)
Excess tax benefit from employee stock plans			8.3					8.3
Dividends declared						(27.2)		(27.2)
Other comprehensive loss, net of tax							43.5	43.5
Balance, December 31, 2013	70.4	$17.6	$120.0	0.2	$(3.8)	$805.0	$(32.4)	$906.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$112.3	$80.7	$75.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81.0	72.8	71.1
Amortization	4.2	4.1	4.6
Loss on debt extinguishment	0.2	11.6	—
Stock-based compensation	21.2	15.5	8.4
Loss (gain) on sales of equipment	0.4	1.7	(0.2)
Asset impairments	—	6.2	—
Deferred income taxes	1.7	5.3	2.9
Pension and other retirement plans, net	8.0	(2.7)	(4.5)
Equity in undistributed earnings of affiliates, net of dividends	(4.8)	(4.5)	(6.0)
Changes in assets/liabilities, net of acquisitions:
Increase in accounts receivable	(9.1)	(25.7)	(25.5)
Increase in inventories	(13.9)	(8.9)	(9.3)
(Increase) decrease in other current assets	(0.6)	5.8	(3.1)
Increase in accounts payable	4.6	5.8	24.6
Changes in other assets and liabilities	15.3	19.7	(7.8)
Net cash provided by operating activities	220.5	187.4	130.7
Cash flows from investing activities:
Capital expenditures	(151.9)	(131.3)	(95.4)
Acquisition of patents and other long-term assets	(3.9)	(0.7)	(1.4)
Sales and maturities of short-term investments	19.1	45.6	15.6
Purchases of short-term investments	(14.2)	(31.2)	(41.2)
Other, net	1.0	1.6	1.9
Net cash used in investing activities	(149.9)	(116.0)	(120.5)
Cash flows from financing activities:
Borrowings under revolving credit agreements	292.7	568.3	193.4
Repayments under revolving credit agreements	(311.0)	(502.6)	(199.9)
Debt issuance costs	—	(7.5)	(0.3)
Repayments of long-term debt	(30.5)	(215.9)	(0.7)
Issuance of long-term debt	43.2	168.1	0.2
Dividend payments	(26.8)	(24.9)	(23.2)
Proceeds from exercise of stock options and stock appreciation rights	21.7	8.7	3.9
Employee stock purchase plan contributions	2.5	2.2	1.9
Excess tax benefit from employee stock plans	8.3	4.9	3.5
Shares repurchased for employee tax withholdings	(5.2)	(4.7)	(3.5)
Net cash used in financing activities	(5.1)	(3.4)	(24.7)
Effect of exchange rates on cash	2.6	2.1	(3.9)
Net increase (decrease) in cash and cash equivalents	68.1	70.1	(18.4)
Cash, including cash equivalents at beginning of period	161.9	91.8	110.2
Cash, including cash equivalents at end of period	$230.0	$161.9	$91.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.9	$15.3	$18.2
Income taxes paid, net	$34.4	$16.1	$20.4
Accrued capital expenditures	$17.1	$54.3	$33.8
Dividends declared, not paid	$7.0	$6.5	$6.1

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

Stock Split: On August 1, 2013, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, effected in the form of a stock dividend. The record date for the stock split was September 12, 2013, and the share distribution occurred on September 26, 2013. All share and per share amounts presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the impact of the stock split.

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.8 million and $0.5 million at December 31, 2013 and 2012, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2013	2012
Finished goods	$80.0	$70.9
Work in process	24.8	23.6
Raw materials	72.1	67.7
	$176.9	$162.2

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. Recent accounting guidance allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. We considered this guidance when performing our annual impairment testing, but elected to continue utilizing the two-step quantitative impairment test. The first step in the two-step analysis is to compare the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, the second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss.

Certain trademarks and in-process R&D have been determined to have indefinite lives and, therefore, are not subject to amortization. Similar to the impairment testing for goodwill, there is an option to first assess qualitative factors as a basis for determining whether it is necessary to perform a quantitative impairment test. We considered this option when performing our impairment testing, but elected to continue utilizing a quantitative test, comparing the fair value and carrying value of the asset. Any excess carrying value would represent an impairment loss. Fair values are determined using discounted cash flow analyses.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 5 to 25 years, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable.

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

Foreign Currency Translation: Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries and affiliates operating outside of the U.S. are accumulated in other comprehensive income, a separate component of equity.

Revenue Recognition: Revenue is recognized when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, and collectability is reasonably assured. Generally, sales are recognized upon shipment or upon delivery to our customers' site, based upon shipping terms or legal requirements. Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that the required volumes will be attained. We also maintain an allowance for product returns, as we believe that we are able to reasonably estimate the amount of returns based on our substantial historical experience.

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

Note 2:  Restructuring and Other Items

Restructuring and other items consisted of:

($ in millions)	2013	2012	2011
Restructuring and related charges (reversals):
Severance and post-employment benefits	$—	$(1.2)	$2.3
Impairments and asset write-offs	—	2.4	—
Other restructuring charges	—	0.9	3.0
Total restructuring and related charges	—	2.1	5.3
Impairment charge	—	3.4	—
Development income	(2.0)	(6.5)	—
Acquisition-related contingencies	1.0	1.2	(0.2)
Special separation benefits	—	—	2.9
Foreign exchange and other	0.5	1.1	1.5
Total restructuring and other items	$(0.5)	$1.3	$9.5

Restructuring and Related Charges

All restructuring charges incurred in 2012 and 2011 were associated with the restructuring plan that was announced in 2010. In addition, during 2012, reductions were made to certain previously-recorded obligations under the 2010 plan, including a $1.7 million reduction following the cancellation of a restructuring initiative at one of our European plants as a result of increased customer demand and related efficiency improvements.

Also during 2012, we finalized an agreement concerning future manufacturing and supply requirements at our manufacturing facility in England, which triggered an impairment review of the related assets. Our review concluded that the estimated fair value of these assets no longer exceeded their carrying value and therefore, an impairment charge of $1.5 million was recorded. We estimated the fair value of the assets using an income approach based on discounted cash flows.

We incurred a total of $21.9 million in restructuring and related charges as part of the 2010 plan. The plan and related activities were completed during 2013.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Other Costs	Total
Balance, December 31, 2011	$6.2	$0.6	$6.8
Charges (reversals), net	(1.2)	3.3	2.1
Cash payments	(2.6)	(1.4)	(4.0)
Non-cash adjustments	0.4	(2.5)	(2.1)
Balance, December 31, 2012	$2.8	$—	$2.8
Cash payments	(2.8)	—	(2.8)
Balance, December 31, 2013	$—	$—	$—

During 2011, as a result of the closure of a plant in Montgomery, Pennsylvania, we recorded a $0.2 million net curtailment gain related to our U.S. qualified and postretirement medical plans.

Other Items

During 2013, we recorded development income of $2.0 million within Delivery Systems. Included in this amount was $1.0 million of income related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $17.5 million was included within other current liabilities and other long-term liabilities, respectively, at December 31, 2013. The unearned income is being recognized as development income on a straight-line basis over the remaining thirteen-year term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. Development income recorded within Delivery Systems during 2012 was primarily attributable to services and the reimbursement of certain costs.

The liability for contingent consideration related to our 2010 acquisition of SmartDose technology increased by $1.0 million, $1.2 million and $0.5 million during 2013, 2012 and 2011, respectively, due to the time value of money and adjustments related to changes in sales projections. During 2011, we also reduced our éris contingent consideration by $0.8 million, bringing the liability balance to zero. This reduction reflects our assessment that none of the contractual operating targets will be achieved over the earnout period, which ends in 2014.

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

Note 3:  Income Taxes

Because we are a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2013, the statute of limitations for the 2009 U.S. federal tax year lapsed, leaving tax years 2010 through 2013 open to examination. For U.S. state and local jurisdictions, tax years 2007 through 2013 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2006 through 2013.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2013	2012
Balance at January 1	$6.8	$6.3
Additions for tax positions taken in the current year	1.7	0.7
Reduction for expiration of statute of limitations/audits	(1.4)	(0.2)
Balance at December 31	$7.1	$6.8

In addition, we had balances in accrued liabilities for interest and penalties of $0.5 million and $0.5 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, we had $7.1 million of total gross unrecognized tax benefits, of which $6.9 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.4 million during the next twelve months, which would favorably impact our effective tax rate.

The components of income before income taxes are:

($ in millions)	2013	2012	2011
U.S. operations	$28.9	$8.9	$15.8
International operations	118.2	99.7	76.9
Total income before income taxes	$147.1	$108.6	$92.7

The related provision for income taxes consists of:

($ in millions)	2013	2012	2011
Current:
Federal	$—	$—	$—
State	0.3	0.2	—
International	38.2	27.2	20.6
Current income tax provision	38.5	27.4	20.6
Deferred:
Federal and state	9.2	3.3	2.7
International	(7.5)	2.0	0.2
Deferred income tax provision	1.7	5.3	2.9
Income tax expense	$40.2	$32.7	$23.5

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2013	2012
Deferred tax assets
Net operating loss carryforwards	$20.7	$21.1
Tax credit carryforwards	36.1	37.0
Restructuring and impairment charges	0.1	0.3
Pension and deferred compensation	51.2	69.8
Other	19.8	15.1
Valuation allowance	(23.5)	(20.4)
Total deferred tax assets	104.4	122.9
Deferred tax liabilities:
Accelerated depreciation	40.5	42.8
Other	5.4	3.9
Total deferred tax liabilities	45.9	46.7
Net deferred tax asset	$58.5	$76.2

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2013	2012	2011
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(5.3)	(5.9)	(8.2)
Non-benefited losses	—	0.6	—
Reversal of prior valuation allowance	(1.0)	—	(0.1)
Reversal of reserves for unrecognized tax benefits	(0.8)	(0.2)	(0.8)
U.S. tax on international earnings, net of foreign tax credits	0.1	(1.2)	(1.5)
State income taxes, net of federal tax effect	0.1	(1.0)	0.7
U.S. research and development credits	(1.8)	—	(1.1)
Other business credits and Section 199 Deduction	(0.5)	(1.0)	(1.3)
Non-deductible debt premium	—	2.0	—
Other	1.6	1.9	2.6
Effective tax rate	27.4%	30.2%	25.3%

During 2013, we recorded a discrete tax charge of $3.5 million, which related to the finalization of a beneficial agreement with local tax authorities in Israel that clarified the future tax status of our entities in Israel and settled a tax audit for the years 2009 through 2011. During 2013, we also recorded a discrete tax charge of $1.3 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances and a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit under the American Taxpayer Relief Act of 2012 (the "Act") that was enacted in January 2013. In accordance with U.S. GAAP, although the Act retroactively reinstated the tax credit for two years, from January 1, 2012 through December 31, 2013, it was not taken into account for financial reporting purposes until 2013. Had the Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%.

During 2012, as a result of the finalization of estimates of foreign tax credits available with respect to a dividend from one of our foreign subsidiaries, we recorded a discrete tax charge of $1.0 million. We also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax balances and recorded a discrete tax charge of $0.3 million reduction of our deferred tax assets associated with the legal restructuring of the ownership of our Puerto Rico operations.

During 2011, we recorded $1.4 million in net discrete tax charges from changes in international tax rates that affected our deferred tax carrying values.

At December 31, 2013, we have fully utilized all of our U.S. federal net operating loss carryforwards. State operating loss carryforwards of $262.1 million created a deferred tax asset of $15.0 million, while foreign operating loss carryforwards of $24.8 million created a deferred tax asset of $5.7 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. All state loss carryforwards expire after 2014. Foreign loss carryforwards will begin to expire in 2014, while $15.6 million of the total $24.8 million will not expire.

As of December 31, 2013, we had available foreign tax credit carryforwards of $20.0 million expiring as follows: $2.2 million in 2017, $1.9 million in 2018, $3.1 million in 2019, $3.2 million in 2020 and $9.6 million in 2021. We have U.S. federal and state research and development credit carryforwards of $3.7 million and $3.3 million, respectively. The $3.7 million of U.S. federal research and development credits expire as follows: $1.1 million expire in 2031, $1.4 million expire in 2032 and $1.2 million expire in 2033. The $3.3 million of state research and development credits expire as follows: $0.6 million expire in 2021, $0.8 million expire in 2022 and $1.9 million expire after 2022. We have additional available state tax credits of $1.5 million which expire in 2019.

Undistributed earnings of foreign subsidiaries amounted to $688.2 million at December 31, 2013, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S. It is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Note 4:  Segment Information

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

The following table provides information on sales by significant product group:

($ in millions)	2013	2012	2011
Packaging Systems	$996.0	$915.1	$857.4
Proprietary products	92.7	77.0	67.4
Contract manufacturing	281.4	275.1	269.3
Delivery Systems	374.1	352.1	336.7
Intersegment sales elimination	(1.7)	(0.8)	(1.8)
Net sales	$1,368.4	$1,266.4	$1,192.3

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

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2013	2012	2011	2013	2012	2011
United States	$614.5	$592.8	$543.6	$336.0	$322.0	$272.6
Germany	219.6	184.4	184.1	124.4	117.2	118.1
France	112.6	102.6	94.2	43.4	42.1	41.3
Other European countries	279.4	251.4	242.7	83.2	72.3	69.9
Other	142.3	135.2	127.7	124.7	115.4	91.7
	$1,368.4	$1,266.4	$1,192.3	$711.7	$669.0	$593.6

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2013
Net sales	$996.0	$374.1	$(1.7)	$1,368.4
Operating profit	$217.0	$9.4	$(64.0)	$162.4
Loss on debt extinguishment	—	—	(0.2)	(0.2)
Interest expense, net	—	—	(15.1)	(15.1)
Income before income taxes	$217.0	$9.4	$(79.3)	$147.1
Segment assets	$1,048.9	$429.3	$193.4	$1,671.6
Capital expenditures	81.3	28.5	42.1	151.9
Depreciation and amortization expense	55.5	20.9	8.8	85.2

2012
Net sales	$915.1	$352.1	$(0.8)	$1,266.4
Operating profit	$187.5	$18.4	$(70.8)	$135.1
Loss on debt extinguishment	—	—	(11.6)	(11.6)
Interest expense, net	—	—	(14.9)	(14.9)
Income before income taxes	$187.5	$18.4	$(97.3)	$108.6
Segment assets	$942.7	$389.3	$232.0	$1,564.0
Capital expenditures	74.3	24.5	32.5	131.3
Depreciation and amortization expense	52.7	18.4	5.8	76.9

2011
Net sales	$857.4	$336.7	$(1.8)	$1,192.3
Operating profit	$152.6	$9.8	$(52.8)	$109.6
Interest expense, net	—	—	(16.9)	(16.9)
Income before income taxes	$152.6	$9.8	$(69.7)	$92.7
Segment assets	$843.5	$365.6	$190.0	$1,399.1
Capital expenditures	66.2	26.1	3.1	95.4
Depreciation and amortization expense	53.6	18.5	3.6	75.7

During 2013 and 2012, we recognized a pre-tax loss on debt extinguishment of $0.2 million and $11.6 million, respectively, in connection with the repurchase of our Convertible Debentures.  Refer to Note 10, Debt, for additional details.

Note 5:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

($ and shares in millions)	2013	2012	2011
Net income, as reported, for basic net income per share	$112.3	$80.7	$75.5
Plus: interest expense on convertible debt, net of tax	—	2.0	4.3
Net income for diluted net income per share	$112.3	$82.7	$79.8
Weighted average common shares outstanding	69.6	68.1	67.3
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.7	1.1	0.9
Assumed conversion of convertible debt, based on the if-converted method	0.1	2.6	5.8
Weighted average shares assuming dilution	71.4	71.8	74.0

During 2013, the number of shares from stock-based compensation plans not included in the computation of diluted net income per share, because their impact was antidilutive, was immaterial. During 2012 and 2011, there were 1.0 million and 3.2 million antidilutive shares, respectively, excluded from the computation.

Note 6: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2012	$(9.0)	$0.8	$(84.9)	$17.2	$(75.9)
Other comprehensive (loss) income before reclassifications	(1.8)	3.5	33.7	(0.9)	34.5
Amounts reclassified out	4.8	—	4.2	—	9.0
Other comprehensive income (loss), net of tax	3.0	3.5	37.9	(0.9)	43.5
Balance, December 31, 2013	$(6.0)	$4.3	$(47.0)	$16.3	$(32.4)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$(5.1)	Cost of goods and services sold
Interest rate swap contracts	(2.6)	Interest expense
Forward treasury locks	(0.3)	Interest expense
Total before tax	(8.0)
Tax expense	3.2
Net of tax	$(4.8)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$(0.1)	(a)
Prior service cost	1.3	(a)
Actuarial losses	(8.5)	(a)
Total before tax	(7.3)
Tax expense	3.1
Net of tax	$(4.2)
Total reclassifications for the period, net of tax	$(9.0)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 13, Benefit Plans, for additional details.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2011	$35.9	$75.6	$111.5
Foreign currency translation	0.8	0.2	1.0
Balance, December 31, 2012	36.7	75.8	112.5
Foreign currency translation	1.3	0.4	1.7
Balance, December 31, 2013	$38.0	$76.2	$114.2

As of December 31, 2013, we had no accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2013			2012
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$20.7	$(9.4)	$11.3	$19.2	$(7.8)	$11.4
In-process R&D/technology	3.5	(0.1)	3.4	3.5	(0.1)	3.4
Trademarks	12.1	(1.1)	11.0	12.1	(1.0)	11.1
Customer relationships	29.7	(14.6)	15.1	29.7	(12.9)	16.8
Customer contracts	11.7	(4.2)	7.5	11.6	(3.7)	7.9
	$77.7	$(29.4)	$48.3	$76.1	$(25.5)	$50.6

The cost basis of intangible assets includes a foreign currency translation gain of $0.5 million and $0.3 million for the twelve months ended December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $3.9 million and $4.3 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2014 - $4.3 million, 2015 - $3.9 million, 2016 - $3.2 million, 2017 - $2.9 million and 2018 - $2.7 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization. In addition, acquired in-process R&D in the amount of $3.3 million is indefinite-lived until the completion of the associated research and development efforts, at which point the technology will start to be amortized.

Note 8: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2013	2012
Land		$15.7	$9.0
Buildings and improvements	5-50	397.5	310.9
Machinery and equipment	10-15	655.2	607.1
Molds and dies	4-7	95.7	90.1
Computer hardware and software	3-10	107.1	102.5
Construction in progress		97.8	155.2
		$1,369.0	$1,274.8

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $81.0 million, $72.8 million and $71.1 million, respectively.

Capitalized leases included in 'buildings and improvements' were $2.5 million and $2.4 million at December 31, 2013 and 2012, respectively. Capitalized leases included in 'machinery and equipment' were $1.9 million and $1.8 million at December 31, 2013 and 2012, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $2.2 million and $1.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013, future minimum payments under capital leases were $0.2 million in 2014 and $0.2 million in 2015.

Under the terms of our 2011 construction and development agreement, the majority of costs required to construct our new corporate office and research building was incurred by our counterparty during the construction period and paid by us at settlement in February 2013. As of December 31, 2012, construction and development costs in the amount of $35.3 million were accrued to property, plant and equipment. See Note 10, Debt, for further discussion of this capital project.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $1.9 million and $1.1 million, respectively.

Note 9: Affiliated Companies

At December 31, 2013, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $46.7 million, $41.9 million and $37.5 million at December 31, 2013, 2012 and 2011, respectively. Dividends received from affiliated companies were $0.6 million in 2013, $0.4 million in 2012 and $0.3 million in 2011.

Our equity in unrealized gains of Daikyo's investment in securities available-for-sale and derivative instruments, as well as pension adjustments included in accumulated other comprehensive loss was $(4.3) million, $(0.8) million and $(0.4) million at December 31, 2013, 2012 and 2011, respectively.

Our purchases from, and royalty payments made to, affiliates totaled $67.7 million, $75.2 million and $66.4 million, respectively, in 2013, 2012 and 2011, of which $5.6 million and $10.6 million was due and payable as of December 31, 2013 and 2012, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.9 million, $3.5 million and $4.5 million, respectively, in 2013, 2012 and 2011, of which $0.3 million and $0.6 million was receivable as of December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, the aggregate carrying amount of investments in equity method affiliates was $57.9 million and $59.8 million, respectively. In addition, at December 31, 2013, we have a cost-basis investment with a carrying amount of $3.0 million.

Note 10:  Debt

The following table summarizes our long-term debt obligations, net of current maturities, at December 31. The interest rates shown in parentheses are as of December 31, 2013.

($ in millions)	December 31, 2013	December 31, 2012
Euro note A, due 2013 (4.22%)	$—	$26.9
Term loan, due 2014 (8.40%)	0.1	0.2
Series B floating rate notes, due 2015 (1.14%)	25.0	25.0
Euro note B, due 2016 (4.38%)	84.1	80.8
Capital leases, due through 2016 (6.0%)	0.4	0.7
Revolving credit facility, due 2017 (1.68%)	53.7	71.5
Term loan, due 2018 (1.67%)	41.3	35.3
Note payable, due 2019	0.3	—
Series A notes, due 2022 (3.67%)	42.0	42.0
Series B notes, due 2024 (3.82%)	53.0	53.0
Series C notes, due 2027 (4.02%)	73.0	73.0
Convertible debt, due 2047 (4.0%)	0.6	3.1
Total debt	373.5	411.5
Less: current portion of long-term debt	2.2	32.7
Long-term debt	$371.3	$378.8

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

At December 31, 2013, we had $53.7 million in outstanding long-term borrowings under this facility, of which $4.8 million was denominated in Yen, $28.9 million in Euros and the remainder in U.S. dollars. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $242.8 million at December 31, 2013. Of the total amount outstanding as of December 31, 2012, $5.7 million was classified as short-term and $65.8 million was classified as long-term.

In addition, in February 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a separate revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building. Borrowings under the loan bear interest at a variable rate equal to LIBOR plus a margin of 1.50 percentage points. At December 31, 2013, $41.3 million was outstanding under this loan, of which $2.0 million was classified as current. Please refer to Note 11, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

Series B Notes

As of December 31, 2013, there is one tranche remaining from our 2005 private placement, for $25.0 million that matures on July 28, 2015. The Series B Notes bear interest at LIBOR plus 0.9 percentage points. Please refer to Note 11, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with the Series B Notes.

Euro-denominated Notes

During the first quarter of 2013, we used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. The remaining Euro note B of €61.1 million ($84.1 million at December 31, 2013) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. This Euro-denominated note, in conjunction with the Euro-denominated revolver borrowings mentioned above, are accounted for as a hedge of our net investment in our European subsidiaries.

Convertible Debt

In 2007, the Company issued $161.5 million of 4.00% Convertible Junior Subordinated Debentures due March 15, 2047 (the "Convertible Debentures"). The Convertible Debentures are convertible into shares of our common stock at a conversion rate, subject to adjustment, of 36.3777 shares per $1,000 of principal amount, which equals a conversion price of approximately $27.49 per share. The holders may convert their debentures at any time prior to maturity. Subsequent to March 20, 2012, if our common stock closing price exceeds 150% of the then prevailing conversion price for at least 20 trading days during any 30 consecutive trading day period, we have the option to cause the debentures to be automatically converted into West shares at the prevailing conversion rate.

In 2012, we repurchased $158.4 million in aggregate principal amount of our Convertible Debentures, representing 98.06% of the aggregate outstanding principal amount. During 2013, we repurchased an additional $2.5 million in aggregate principal amount of our Convertible Debentures. Following these repurchases, approximately $0.6 million principal amount of Convertible Debentures remains outstanding. As a result of the repurchases, we recognized a pre-tax loss on debt extinguishment of $0.2 million and $11.6 million during 2013 and 2012, respectively.

Private Placement

In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance reduced indebtedness under our revolving credit facility that was incurred to finance our repurchase of our Convertible Debentures discussed above. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increase the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 11, Derivative Financial Instruments, for additional discussion of the related interest rate hedge. In connection with this issuance, we incurred lender and other third party costs of $1.2 million which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Notes.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2013, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2014.

Interest costs incurred during 2013, 2012 and 2011 were $18.6 million, $18.6 million and $19.3 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2015 - $27.2 million, 2016 - $86.8 million, 2017 - $56.1 million, 2018 - $32.5 million, 2019 - $0.1 million and thereafter - $168.6 million.

Note 11:  Derivative Financial Instruments

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

Interest Rate Risk

During 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the 30-60 day period leading up to the issuance date of our private placement debt.  We designated these treasury locks as cash flow hedges. In June 2012, the pricing for our private placement debt (refer to Note 10, Debt) was finalized and accordingly, we terminated both treasury lock agreements, resulting in a $4.6 million settlement payment made by us. This amount, which was reflected in accumulated other comprehensive income ("AOCI"), will be expensed over the life of the private placement debt.

At December 31, 2013, we had $41.3 million of outstanding borrowings under our variable-rate five-year term loan related to the purchase of our new corporate office and research building. In anticipation of this debt, we entered into a forward-start interest rate swap in 2011 to hedge the variability in cash flows due to changes in the applicable interest rate over the stated period. Under this swap, we receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this forward-start interest rate swap as a cash flow hedge.

In addition, we have a $25.0 million interest rate swap agreement outstanding as of December 31, 2013, that is designated as a cash flow hedge to protect against volatility in the interest rate payable on our Series B Notes. Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2012, we entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Yen-denominated purchases of inventory from Daikyo made by West in the U.S. and certain European subsidiaries. We had also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted U.S. dollar-denominated inventory purchases made by certain European subsidiaries. In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our U.S. dollar functional-currency subsidiaries. As of December 31, 2013, none of these contracts were outstanding.

At December 31, 2013, a portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We have designated our €61.1 million ($84.1 million) Euro note B and our €21.0 million ($28.9 million) Euro-denominated borrowings under our revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $5.7 million pre-tax ($3.5 million after tax) on this debt was recorded within accumulated other comprehensive loss as of December 31, 2013. We have also designated our ¥500.0 million Yen-denominated borrowings under our revolving credit facility as a hedge of our net investment in Daikyo. At December 31, 2013, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.7 million pre-tax ($0.4 million after tax) which was also included within accumulated other comprehensive loss.

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

During the year ended December 31, 2013 and 2012, a loss of $0.1 million and $0.1 million, respectively, was recorded in cost of goods and services sold related to these options. As of December 31, 2013, there were no call options outstanding.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 12, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2013 and 2012.

The following table summarizes the effects, net of tax, of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of Gain (Loss) Reclassified from Accumulated OCI into Income
($ in millions)	2013	2012	2013	2012
Cash Flow Hedges:
Foreign currency hedge contracts	$0.4	$(0.2)	$(0.2)	$—	Net sales
Foreign currency hedge contracts	(2.5)	(0.8)	3.3	—	Cost of goods and services sold
Interest rate swap contracts	0.2	(1.9)	1.6	2.0	Interest expense
Forward treasury locks	—	(2.9)	0.2	0.2	Interest expense
Total	$(1.9)	$(5.8)	$4.9	$2.2
Net Investment Hedges:
Foreign currency-denominated debt	$(2.1)	$(1.1)	$—	$—	Foreign exchange and other
Total	$(2.1)	$(1.1)	$—	$—

During 2013 and 2012, there was no material ineffectiveness related to our cash flow and net investment hedges.

Note 12:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	5.7	5.7	—	—
	$13.2	$13.2	$—	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Deferred compensation liabilities	12.1	12.1	—	—
Interest rate swap contracts	5.6	—	5.6	—
	$22.0	$12.1	$5.6	$4.3

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Short-term investments	$12.4	$12.4	$—	$—
Deferred compensation assets	4.0	4.0	—	—
	$16.4	$16.4	$—	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	7.6	7.6	—	—
Interest rate swap contracts	8.6	—	8.6	—
Foreign currency contracts	1.4	—	1.4	—
	$20.9	$7.6	$10.0	$3.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our contingent consideration is included within other current liabilities and other long-term liabilities and is discussed further in the section related to Level 3 measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps, included within other long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). The fair value of our foreign currency contracts, included within other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. Refer to Note 11, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within restructuring and other items in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2011	$2.1
Increase in fair value recorded in earnings	1.2
Balance, December 31, 2012	3.3
Increase in fair value recorded in earnings	1.0
Balance, December 31, 2013	$4.3

Refer to Note 2, Restructuring and Other Items, for further discussion of acquisition-related contingencies.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2013, the estimated fair value of long-term debt was $365.8 million compared to a carrying amount of $371.3 million. At December 31, 2012, the estimated fair value of long-term debt was $386.0 million and the carrying amount was $378.8 million.

Note 13:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $4.0 million for 2013, $3.7 million for 2012 and $3.5 million for 2011.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Service cost	$9.7	$8.5	$8.9	$1.1	$1.3	$1.2
Interest cost	14.8	15.5	16.0	0.6	1.0	1.0
Expected return on assets	(17.3)	(16.4)	(16.0)	—	—	—
Amortization of prior service (credit) cost	(1.3)	(1.4)	(1.5)	—	0.1	0.1
Amortization of transition obligation	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss (gain)	9.2	8.5	6.0	(0.7)	—	—
Curtailment	—	—	(0.2)	—	—	—
Settlement effects	—	—	0.8	—	—	—
Net periodic benefit cost	$15.2	$14.8	$14.1	$1.0	$2.4	$2.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net (gain) loss arising during period	$(35.5)	$17.3	$46.7	$(18.5)	$2.1	$1.3
Amortization of prior service credit (cost)	1.3	1.4	1.5	—	(0.1)	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial (loss) gain	(9.2)	(8.5)	(6.0)	0.7	—	—
Curtailment	—	—	0.2	—	—	0.4
Settlement effects	—	—	(0.8)	—	—	—
Total recognized in other comprehensive income	$(43.5)	$10.1	$41.5	$(17.8)	$2.0	$1.6
Total recognized in net periodic benefit cost and other comprehensive income	$(28.3)	$24.9	$55.6	$(16.8)	$4.4	$3.9

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
	2013	2012	2011	2013	2012	2011
U.S. plans	$11.9	$12.0	$11.4	$1.0	$2.4	$2.3
International plans	3.3	2.8	2.7	—	—	—
Net periodic benefit cost	$15.2	$14.8	$14.1	$1.0	$2.4	$2.3

In 2011, as a result of the closure of a plant in the U.S., we recorded a $0.2 million net curtailment gain in restructuring and other items related to our U.S. qualified and postretirement medical plans. In addition, during 2011, due to the retirement of our former President and Chief Operating Officer, we recorded an $0.8 million settlement loss related to one of our non-qualified defined benefit pension plans. Refer to Note 2, Restructuring and Other Items, for additional details regarding these items.

The following table presents the changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, January 1	$(363.2)	$(319.9)	$(26.0)	$(21.7)
Service cost	(9.7)	(8.5)	(1.1)	(1.3)
Interest cost	(14.8)	(15.5)	(0.6)	(1.0)
Participants' contributions	(0.6)	—	(0.5)	(0.5)
Actuarial gain (loss)	12.9	(32.4)	18.5	(2.1)
Amendments/transfers in	—	(0.3)	—	—
Benefits/expenses paid	16.4	15.3	0.5	0.6
Foreign currency translation	(1.8)	(1.9)	—	—
Benefit obligation, December 31	$(360.8)	$(363.2)	$(9.2)	$(26.0)

Change in plan assets:
Fair value of assets, January 1	$251.0	$213.3	$—	$—
Actual return on assets	40.5	32.3	—	—
Employer contribution	8.2	19.8	—	0.1
Participants' contribution	0.6	—	0.5	0.5
Benefits/expenses paid	(16.4)	(15.3)	(0.5)	(0.6)
Foreign currency translation	0.8	0.9	—	—
Fair value of assets, December 31	$284.7	$251.0	$—	$—

Funded status at end of year	$(76.1)	$(112.2)	$(9.2)	$(26.0)

International pension plan assets, at fair value, included in the preceding table were $28.5 million and $22.9 million at December 31, 2013 and 2012, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2013	2012	2013	2012
Current liabilities	$(1.5)	$(1.6)	$(0.7)	$(1.2)
Noncurrent liabilities	(74.6)	(110.6)	(8.5)	(24.8)
	$(76.1)	$(112.2)	$(9.2)	$(26.0)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2013	2012	2013	2012
Net actuarial loss (gain)	$95.2	$140.0	$(15.5)	$2.3
Transition obligation	0.3	0.4	—	—
Prior service (credit) cost	(7.4)	(8.8)	—	—
Total	$88.1	$131.6	$(15.5)	$2.3

The actuarial net loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense over the next fiscal year are $4.9 million, $0.1 million and $1.3 million, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $355.4 million and $358.4 million at December 31, 2013 and 2012, respectively, including $56.6 million and $51.8 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012.

Benefit payments expected to be paid under our defined benefit pension plans in the next ten years are as follows:

($ in millions)	Domestic Plans	International Plans	Total
2014	$31.4	$1.6	$33.0
2015	20.5	1.5	22.0
2016	22.3	1.6	23.9
2017	24.4	2.0	26.4
2018	24.3	2.3	26.6
2019 to 2023	133.8	15.8	149.6
	$256.7	$24.8	$281.5

In 2014, we expect to contribute $16.0 million to pension plans, of which $2.0 million is for international plans. Included in this amount is a minimum ERISA (Employee Retirement Income Security Act) funding requirement for the U.S. qualified pension plan of $13.1 million, as well as a $0.9 million contribution to our non-qualified defined benefit pension plan. In addition, we expect to contribute $0.7 million for other retirement benefits in 2014. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.99%	4.78%	5.55%	3.50%	4.50%	5.25%
Rate of compensation increase	4.24%	4.29%	4.33%	—	—	—
Long-term rate of return on assets	7.12%	7.37%	7.59%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2013	2012	2013	2012
Discount rate	4.82%	4.07%	4.55%	3.50%
Rate of compensation increase	4.37%	4.39%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 5.00% and 4.10% as of December 31, 2013 and 2012, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 3.92% and 3.93% as of December 31, 2013 and 2012, respectively. The rate of compensation increase for U.S. plans was 4.50% for 2013 and 2012, while the weighted average rate for all international plans was 2.80% for 2013 and 2012. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 90% of global plan assets, was 7.25% for 2013, 7.50% for 2012 and 7.75% for 2011.

The assumed healthcare cost trend rate used to determine benefit obligations was 7.50% for all participants in 2013, decreasing to 5.00% by 2019. A change in the assumed healthcare cost trend rate by one percentage point would result in a $0.4 million increase or decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 8.00% for all participants in 2013, decreasing to 5.00% by 2019. The effect of a one percentage point change in the rate would be a $0.1 million increase or decrease in the aggregate service and interest cost components.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2013	2012
Equity securities	66%	65%
Debt securities	32%	34%
Other	2%	1%
	100%	100%

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

The following are the U.S. target asset allocations and acceptable allocation ranges:

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

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 12, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2013	Level 1	Level 2	Level 3
Cash	$1.0	$1.0	$—	$—
Equity securities:
Indexed mutual funds	132.6	132.6	—	—
International mutual funds	55.4	55.4	—	—
Fixed income securities:
Mutual funds	87.4	87.4	—	—
Insurance contract	1.2	—	1.2	—
Balanced mutual fund	7.1	7.1	—	—
	$284.7	$283.5	$1.2	$—

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2012	Level 1	Level 2	Level 3
Equity securities:
Indexed mutual funds	$111.4	$111.4	$—	$—
International mutual funds	49.6	49.6	—	—
Fixed income securities:
Mutual funds	83.8	83.8	—	—
Insurance contract	1.3	—	1.3	—
Balanced mutual fund	4.9	4.9	—	—
	$251.0	$249.7	$1.3	$—

Note 14:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and compensation committees. Vesting requirements vary by award. At December 31, 2013, there were 5,286,868 shares remaining in the 2011 Plan for future grants.

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

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2013	2012	2011
Stock option and appreciation rights	$7.7	$5.3	$4.4
Performance-vesting shares	6.5	6.0	3.0
Performance-vesting units	2.4	0.9	0.2
Performance-vesting shares/units dividend equivalents	0.4	0.1	0.1
Employee stock purchase plan	0.4	0.4	0.3
Deferred compensation plans	3.8	2.8	0.4
Total stock-based compensation expense	$21.2	$15.5	$8.4

In 2011, $0.8 million of stock option expense and $0.7 million of performance-vesting shares expense, which related to the retirement of our former President and Chief Operating Officer, were recorded within restructuring and other items. The remainder of the 2011 stock-based compensation expense balance was recorded within selling, general and administrative expenses.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2013, was approximately $18.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2013	2012	2011
Options outstanding, January 1	5.6	5.8	5.7
Granted	0.9	1.2	1.0
Exercised	(1.6)	(1.4)	(0.8)
Forfeited	(0.1)	—	(0.1)
Options outstanding, December 31	4.8	5.6	5.8
Options exercisable, December 31	2.3	3.0	3.5

Weighted Average Exercise Price	2013	2012	2011
Options outstanding, January 1	$19.83	$17.88	$16.16
Granted	29.71	21.47	20.43
Exercised	18.97	13.12	8.84
Forfeited	23.10	20.66	19.84
Options outstanding, December 31	$21.99	$19.83	$17.88
Options exercisable, December 31	$19.51	$19.01	$16.46

As of December 31, 2013, the weighted average remaining contractual life of options outstanding and of options exercisable was 6.8 years and 5.3 years, respectively.

As of December 31, 2013, the aggregate intrinsic value of total options outstanding was $128.7 million, of which $67.6 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2013, 2012 and 2011: a risk-free interest rate of 0.9%, 0.9% and 2.2%, respectively; stock volatility of 22.5%, 23.3% and 24.3%, respectively; and dividend yields of 1.3%, 1.7% and 1.7%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6 years for 2013, 2012 and 2011. The weighted average grant date fair value of options granted in 2013, 2012 and 2011 was $5.73, $4.01 and $4.38, respectively.

For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of options exercised was $27.3 million, $16.9 million and $10.7 million, respectively. The grant date fair value of options vested during those same periods was $4.0 million, $3.8 million and $4.0 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire ten years from the date of grant. The fair value of each SAR is adjusted at the end of each reporting period, with the resulting change reflected in expense. During the year, we converted 324,920 cash-settled SARs to stock-settled SARs ("SSARs"). As of December 31, 2013, SARs outstanding were 375,104, of which 104,790 were cash-settled and 270,314 were stock-settled. Upon exercise of a cash-settled SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company's stock on the date of exercise. As a result of the cash settlement feature, SAR awards are recorded within other long-term liabilities. Upon exercise of a SSAR, shares are issued in exchange for the exercise price of the SSAR. As a result of the stock settlement feature, SSAR awards are recorded within equity.

The following table summarizes changes in outstanding SARs:

	2013	2012	2011
SARs outstanding, January 1	389,686	320,336	222,096
Granted	132,566	145,018	126,048
Exercised	(147,148)	(75,668)	(15,370)
Forfeited	—	—	(12,438)
SARs outstanding, December 31	375,104	389,686	320,336
SARs exercisable, December 31	56,938	110,292	117,800

Weighted Average Exercise Price	2013	2012	2011
SARs outstanding, January 1	$20.81	$20.17	$19.87
Granted	29.56	21.22	20.57
Exercised	20.47	18.91	19.58
Forfeited	—	—	19.59
SARs outstanding, December 31	24.03	20.81	20.17
SARs exercisable, December 31	$20.95	$20.70	$19.86

Performance Awards

In addition to stock options and SAR awards, we grant performance vesting share (“PVS”) awards and performance vesting unit (“PVU”) awards to eligible employees. These awards are earned based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital (“ROIC”), over a specified performance period. Depending on the achievement of the targets, recipients of PVS awards are entitled to receive a certain number of shares of common stock, whereas recipients of PVU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding PVS awards:

	2013	2012	2011
Non-vested PVS awards, January 1	652,662	657,038	695,100
Granted at target level	175,498	209,680	202,198
Adjustments above/(below) target	38,330	(120,155)	(116,355)
Vested and converted	(273,044)	(83,859)	(103,507)
Forfeited	(15,088)	(10,042)	(20,398)
Non-vested PVS awards, December 31	578,358	652,662	657,038

Weighted Average Grant Date Fair Value	2013	2012	2011
Non-vested PVS awards, January 1	$21.42	$19.39	$19.61
Granted at target level	29.67	21.33	20.43
Adjustments above/(below) target	23.83	13.86	20.97
Vested and converted	29.56	21.22	20.43
Forfeited	23.29	20.98	19.23
Non-vested PVS awards, December 31	$23.79	$21.42	$19.39

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee's targeted amount. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period. The weighted average grant date fair value of PVS awards granted during the years 2013, 2012 and 2011 was $29.67, $21.33 and $20.43, respectively. Including forfeiture and above-target achievement expectations, we expect that the PVS awards will convert to 731,007 shares to be issued over an average remaining term of 1.0 years.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding PVU awards:

	2013	2012	2011
Non-vested PVU awards, January 1	69,240	54,572	46,840
Granted at target level	25,538	27,100	26,884
Adjustments above/(below) target	3,000	(7,156)	(8,330)
Vested and converted	(18,322)	(5,276)	(7,386)
Forfeited	—	—	(3,436)
Non-vested PVU awards, December 31	79,456	69,240	54,572

Weighted Average Grant Date Fair Value	2013	2012	2011
Non-vested PVU awards, January 1	$20.98	$19.65	$19.47
Granted at target level	29.56	21.22	20.56
Adjustments above/(below) target	25.30	15.22	20.53
Vested and converted	29.56	21.22	20.43
Forfeited	—	—	18.77
Non-vested PVU awards, December 31	$23.86	$20.98	$19.65

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25 thousand in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 84,675 shares, 103,010 shares and 110,776 shares for the years 2013, 2012 and 2011, respectively. At December 31, 2013, there were approximately 4.2 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the date of termination. In addition, deferred stock awards are granted on the date of our annual meeting, and are distributed in shares of common stock. In 2013, we granted 36,054 deferred stock awards, with a grant date fair value of $32.46. Similarly, a non-qualified deferred compensation plan for designated executive officers provides for the conversion of compensation into deferred stock units. As of December 31, 2013, the two deferred compensation plans held a total of 581,058 deferred stock units, including 24,296 units to be paid in cash.

Annual Incentive Plan
Under our annual incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 5,300 shares, 2,800 shares and 3,800 shares in 2013, 2012 and 2011, respectively. Incentive stock forfeitures of 200 shares, 800 shares and 2,800 shares occurred in 2013, 2012 and 2011, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $29.56 per share granted in 2013, $21.22 per share granted in 2012 and $20.43 per share granted in 2011.

Note 15:  Commitments and Contingencies

At December 31, 2013, we were obligated under various operating lease agreements. Rental expense in 2013 was $10.3 million. Net rental expense in 2012 and 2011 was $12.0 million and $11.4 million, respectively, and is net of sublease income of $0.4 million and $0.8 million, respectively.

At December 31, 2013, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2014	$10.5
2015	9.0
2016	7.4
2017	5.1
2018	4.1
Thereafter	17.4
Total	$53.5

At December 31, 2013, outstanding unconditional contractual commitments for the purchase of raw materials and equipment amounted to $31.9 million, of which $17.9 million is due to be paid in 2014.

We have letters of credit totaling $3.5 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $8.5 million at December 31, 2013, of which $4.7 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

Our SmartDose contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the life of the underlying product patent, which is 17 years, with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $4.2 million.

During 2009, we enrolled in a tax amnesty program offered by the Brazilian government which provided for reduced penalties and interest on certain of our tax obligations. This matter is currently awaiting final disposition in the Brazilian court system. Our total accrual at December 31, 2013 related to these matters and adjusted for expected amnesty benefits was $3.0 million.

Note 16:  New Accounting Standards

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

In February 2013, the FASB issued guidance for the reporting of amounts reclassified out of AOCI. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013, on a prospective basis. This adoption did not have a material impact on our financial statements. Please refer to Note 6, Accumulated Other Comprehensive Loss, for additional details.

In July 2012, the FASB issued guidance for the impairment testing of indefinite-lived intangible assets. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance was effective for us as of January 1, 2013 and we considered it when performing our annual impairment testing. The adoption of this guidance did not have an impact on our financial statements. Please refer to Note 1, Summary of Significant Accounting Policies, for additional details.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2014

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year
2013
Net sales	$339.4	$344.5	$341.8	$342.7	$1,368.4
Gross profit	111.7	110.9	105.5	106.6	434.7
Net income	$31.7	$30.2	$26.8	$23.6	$112.3
Net income per share:
Basic	$0.46	$0.44	$0.38	$0.33	$1.61
Diluted	$0.45	$0.43	$0.37	$0.33	$1.57

2012
Net sales	$316.3	$324.8	$303.8	$321.5	$1,266.4
Gross profit	101.1	98.7	90.4	97.5	387.7
Net income	$29.2	$15.6	$14.8	$21.1	$80.7
Net income per share:
Basic	$0.43	$0.23	$0.22	$0.31	$1.19
Diluted	$0.41	$0.23	$0.22	$0.30	$1.15

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)
First quarter 2013 net income included a loss on debt extinguishment of $0.2 million and $1.3 million ($0.02 per diluted share) of discrete tax items. Net income for the first quarter 2012 included restructuring and related charges of $0.3 million, $0.3 million of discrete tax items and $0.1 million related to an increase in acquisition-related contingencies.

(2)
Net income for the second quarter of 2012 included a loss on debt extinguishment of $9.8 million ($0.13 per diluted share), restructuring and related charges of $2.3 million ($0.03 per diluted share) and $0.2 million related to an increase in acquisition-related contingencies.

(3)
Third quarter 2013 net income included $1.3 million ($0.02 per diluted share) of discrete tax items. Net income for the third quarter of 2012 included restructuring and related charges of $1.0 million ($0.01 per diluted share), $1.9 million ($0.03 per diluted share) of discrete tax items and $0.4 million ($0.01 per diluted share) related to an increase in acquisition-related contingencies.

(4)
Net income for the fourth quarter of 2013 included $3.5 million ($0.05 per diluted share) of discrete tax items. Fourth quarter 2012 net income included $0.3 million related to an increase in acquisition-related contingencies and $0.1 million of restructuring and related charges.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2013, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading Proposal 1 - Election of Directors in our 2014 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Code of Business Conduct in our 2014 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Matters - 2015 Shareholder Proposals or Nominations included in our 2014 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Committees - Audit Committee in our 2014 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation and Executive Compensation in our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the headings Stock Ownership in our 2014 Proxy Statement.
Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company's equity compensation plans as of the close of business on December 31, 2013. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico, Inc. Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,970,780	(1)	$21.99	(2)	9,479,205	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,970,780		$21.99		9,479,205

(1)
Includes 1,970,140 outstanding stock options, 270,314 outstanding stock-settled stock appreciation rights, 385,216 unvested restricted performance share units and 260,154 deferred stock-equivalents units granted to directors under the 2011 Plan. Includes 2,265,446 outstanding stock options, 193,142 unvested restricted performance share units and 109,000 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Includes 517,368 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007). The average term of remaining options granted is 6.8 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 113.4%, 39.2%, 43.3% in 2013, 2012 and 2011, respectively. The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 4,192,337 shares reserved under the Company's Employee Stock Purchase Plan and 5,286,868 shares remaining available for issuance under the 2011 Plan. The estimated number of shares that could be issued for the current period from the Employee Stock Purchase Plan is 827,370. This number of shares is calculated by multiplying the 634 share per offering period per participant limit by 1,305, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Related Person Transactions and Procedures in our 2014 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Director Independence in our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent auditors in 2013 and 2012 is incorporated by reference from the discussion under the heading Independent Auditor and Fees Paid - Fees Paid to PricewaterhouseCoopers LLP in our 2014 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2014 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2013
Allowances deducted from assets:
Deferred tax asset valuation allowance	$20.4	$2.8	$0.3	$23.5
Allowance for doubtful accounts	0.5	—	0.3	0.8
Total allowances deducted from assets	$20.9	$2.8	$0.6	$24.3

For the year ended December 31, 2012
Allowances deducted from assets:
Deferred tax asset valuation allowance	$19.3	$0.6	$0.5	$20.4
Allowance for doubtful accounts	0.3	0.3	(0.1)	0.5
Total allowances deducted from assets	$19.6	$0.9	$0.4	$20.9

For the year ended December 31, 2011
Allowances deducted from assets:
Deferred tax asset valuation allowance	$24.9	$(0.2)	$(5.4)	$19.3
Allowance for doubtful accounts	0.5	(0.1)	(0.1)	0.3
Total allowances deducted from assets	$25.4	$(0.3)	$(5.5)	$19.6

__________________________

(1)	Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

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
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 27, 2014
Donald E. Morel, Jr., Ph.D	of the Board (Principal Executive Officer)

/s/ Daniel Malone	Vice President and Controller	February 27, 2014
Daniel Malone	(Principal Accounting Officer)

/s/ William J. Federici	Senior Vice President and Chief Financial Officer	February 27, 2014
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 18, 2014
Mark A. Buthman*

/s/ William F. Feehery	Director	February 18, 2014
William F. Feehery*

/s/ Thomas W. Hofmann	Director	February 18, 2014
Thomas W. Hofmann*

/s/ L. Robert Johnson	Director	February 18, 2014
L. Robert Johnson*

/s/ Paula A. Johnson	Director	February 18, 2014
Paula A. Johnson*

/s/ Myla Lai-Goldman, M.D.	Director	February 18, 2014
Myla Lai-Goldman, M.D.*

/s/ Douglas A. Michels	Director	February 18, 2014
Douglas A. Michels*

/s/ John H. Weiland	Director	February 18, 2014
John H. Weiland*

/s/ Anthony Welters	Director	February 18, 2014
Anthony Welters*

/s/ Patrick J. Zenner	Director	February 18, 2014
Patrick J. Zenner*

* By John R. Gailey III pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
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

10.14 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.
10.15 (2)	Change-in-Control Agreement, dated as of January 21, 2011, between us and Jeffrey C. Hunt, is incorporated by reference from our 2011 10-K report.
10.16 (2)	Change-in-Control Agreement, dated as of May 3, 2012, between us and John Paproski.
10.17 (2)	Change-in-Control Agreement, dated as of August 16, 2012, between us and Daniel Malone.
10.18 (2)	Change-in-Control Agreement, dated as of August 15, 2012, between us and Karen Flynn.
10.19 (2)	Non-Competition Agreement, dated as of October 5, 1994, between us and Steven A. Ellers, is incorporated by reference from our 2007 10-K report.
10.20 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.21 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.
10.22 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.23 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.
10.24 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.25 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.26 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective June 30, 2013.
10.27 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.28 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.29 (2)	West Pharmaceutical Services, Inc. 2011 Omnibus Incentive Compensation Plan is incorporated by reference from our Form 8-K filed on May 6, 2011.
10.30 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 4, 2007.
10.31 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.32 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.33 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.34 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.35 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

Exhibit Number	Description
10.36 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.37 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.38 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.39 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.40 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.41 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.42 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.43 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.44 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.45 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.46 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.
10.47 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.48 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.
10.49 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.
10.5
Credit Agreement, dated June 3, 2011, by and among us, certain of our subsidiaries, several banks and other financial institutions from time to time parties thereto (the "Lenders") and PNC Bank, National Association, as administrative agent for the Lenders.

10.51
Security Agreement, dated June 3, 2011, by and among us, the subsidiaries of the Company listed on the signature pages thereto and PNC Bank, National Association, as administrative agent, for the holders of the Obligations.

10.52 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.53 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.54 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.
10.55	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.56 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.

Exhibit Number	Description
10.57 (3)
Global Supply Agreement by and between ExxonMobil Chemical Company and us, entered into on July 28, 2011, and effective from January 1, 2011 through December 31, 2013 is incorporated by reference from our Form 8-K report filed on July 1, 2011.

10.58 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.59 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.
10.60 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.61	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
10.62	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.

F-4