Form 10-Q
period 2014-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2014-05-08
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☑

As of April 30, 2014, there were 70,669,576 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$346.8	$339.4
Cost of goods and services sold	240.4	227.7
Gross profit	106.4	111.7
Research and development	10.0	9.1
Selling, general and administrative expenses	56.4	59.1
Other expense (Note 11)	0.7	0.2
Operating profit	39.3	43.3
Loss on debt extinguishment	—	0.2
Interest expense	4.0	4.6
Interest income	0.4	0.6
Income before income taxes	35.7	39.1
Income tax expense	9.8	8.6
Equity in net income of affiliated companies	1.2	1.2
Net income	$27.1	$31.7

Net income per share:
Basic	$0.38	$0.46
Diluted	$0.38	$0.45

Weighted average shares outstanding:
Basic	70.6	69.0
Diluted	72.3	70.3

Dividends declared per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income	$27.1	$31.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.8)	(18.4)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.2 and $1.1, respectively	0.2	2.1
Net gains (losses) on derivatives, net of tax of $0.2 and $(0.4), respectively	0.2	(0.3)
Other comprehensive loss, net of tax	(1.4)	(16.6)
Comprehensive income	$25.7	$15.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$230.0	$230.0
Accounts receivable, net	208.7	185.7
Inventories	187.5	176.9
Deferred income taxes	16.3	15.9
Other current assets	44.1	42.2
Total current assets	686.6	650.7
Property, plant and equipment	1,385.0	1,369.0
Less accumulated depreciation and amortization	673.0	657.3
Property, plant and equipment, net	712.0	711.7
Investments in affiliated companies	59.4	60.9
Goodwill	114.2	114.2
Deferred income taxes	65.2	61.8
Intangible assets, net	47.1	48.3
Other noncurrent assets	23.7	24.0
Total Assets	$1,708.2	$1,671.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$14.2	$2.2
Accounts payable	98.4	108.0
Pension and other postretirement benefits	2.2	2.2
Accrued salaries, wages and benefits	41.8	59.1
Income taxes payable	12.4	14.3
Other current liabilities	58.6	51.1
Total current liabilities	227.6	236.9
Long-term debt	390.7	371.3
Deferred income taxes	19.7	18.9
Pension and other postretirement benefits	82.8	83.1
Other long-term liabilities	52.8	55.0
Total Liabilities	773.6	765.2

Commitments and contingencies (Note 13)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 70.7 million and 70.4 million; outstanding: 70.6 million and 70.2 million	17.7	17.6
Capital in excess of par value	129.9	120.0
Retained earnings	825.0	805.0
Accumulated other comprehensive loss	(33.8)	(32.4)
Treasury stock, at cost (0.2 million shares in 2014 and 2013)	(4.2)	(3.8)
Total Equity	934.6	906.4
Total Liabilities and Equity	$1,708.2	$1,671.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2013	70.4	$17.6	$120.0	$(3.8)	$805.0	$(32.4)	$906.4
Net income					27.1		27.1
Stock-based compensation			4.3				4.3
Shares issued under stock plans	0.4	0.1	7.0	(0.4)			6.7
Shares repurchased for employee tax withholdings	(0.1)		(4.1)				(4.1)
Excess tax benefit from employee stock plans			2.7				2.7
Dividends declared					(7.1)		(7.1)
Other comprehensive loss, net of tax						(1.4)	(1.4)
Balance, March 31, 2014	70.7	$17.7	$129.9	$(4.2)	$825.0	$(33.8)	$934.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$27.1	$31.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.6	19.4
Amortization	1.2	1.1
Loss on debt extinguishment	—	0.2
Stock-based compensation	4.3	5.4
Other non-cash items, net	(1.2)	(1.1)
Changes in assets and liabilities	(43.2)	(37.8)
Net cash provided by operating activities	8.8	18.9

Cash flows from investing activities:
Capital expenditures	(31.7)	(61.7)
Purchases of short-term investments	(9.2)	(5.4)
Sales and maturities of short-term investments	5.0	9.6
Other, net	0.3	(0.2)
Net cash used in investing activities	(35.6)	(57.7)

Cash flows from financing activities:
Borrowings under revolving credit agreements	125.3	119.0
Repayments under revolving credit agreements	(93.3)	(75.7)
Issuance of long-term debt	—	43.3
Repayments of long-term debt	(0.6)	(28.9)
Dividend payments	(7.1)	(6.5)
Excess tax benefit from employee stock plans	2.7	1.1
Shares repurchased for employee tax withholdings	(4.1)	(2.9)
Proceeds from stock option exercises	2.4	5.5
Employee stock purchase plan contributions	0.8	0.6
Other	0.1	—
Net cash provided by financing activities	26.2	55.5
Effect of exchange rates on cash	0.6	(3.6)
Net increase in cash and cash equivalents	—	13.1

Cash, including cash equivalents at beginning of period	230.0	161.9
Cash, including cash equivalents at end of period	$230.0	$175.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2014 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”), appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In July 2013, the FASB issued revised guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this guidance as of January 1, 2014, on a prospective basis. The adoption did not have a material impact on our financial statements.

In March 2013, the FASB issued guidance that clarifies the application of U.S. GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This guidance, which we adopted as of January 1, 2014, will be applied prospectively if and when changes of ownership related to foreign entities occur.

Standards Issued Not Yet Adopted

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Note 3:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(In millions)	2014	2013
Numerator:
Net income	$27.1	$31.7
Denominator:
Weighted average common shares outstanding	70.6	69.0
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.7	1.2
Assumed conversion of convertible debt, based on the if-converted method	—	0.1
Weighted average shares assuming dilution	72.3	70.3

Under the "if-converted" method, the after-tax effect of interest expense related to convertible debt is added back to net income. During both periods presented, the add-back amount was immaterial.

In addition, during the three months ended March 31, 2014 and 2013, there were 0.2 million and 0.4 million shares, respectively, not included in the computation of diluted net income per share, because their impact was antidilutive.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	March 31, 2014	December 31, 2013
Finished goods	$82.9	$80.0
Work in process	29.0	24.8
Raw materials	75.6	72.1
	$187.5	$176.9

Note 5:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	March 31, 2014	December 31, 2013
Term loan, due 2014	$0.1	$0.1
Series B floating rate notes, due 2015	25.0	25.0
Euro note B, due 2016	84.0	84.1
Capital leases, due through 2016	0.4	0.4
Revolving credit facility, due 2017	85.7	53.7
Term loan, due 2018	40.8	41.3
Note payable, due 2019	0.3	0.3
Series A notes, due 2022	42.0	42.0
Series B notes, due 2024	53.0	53.0
Series C notes, due 2027	73.0	73.0
Convertible debt, due 2047	0.6	0.6
	404.9	373.5
Less: current portion of long-term debt	14.2	2.2
	$390.7	$371.3

Please refer to Note 10, Debt, to the consolidated financial statements in our 2013 Annual Report for additional details regarding our debt agreements.

At March 31, 2014, we had $85.7 million in outstanding borrowings under our multi-currency revolving credit facility, of which $4.9 million was denominated in Yen, $28.9 million in Euro and the remainder in U.S. dollar ("USD"). Of the amount outstanding at March 31, 2014, $12.0 million was classified as current and $73.7 million was classified as long-term. The total amount outstanding as of December 31, 2013 was classified as long-term.

At March 31, 2014, we had $40.8 million outstanding under our five-year term loan due January 2018, of which $2.0 million was classified as current. Please refer to Note 6, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

Note 6:  Derivative Financial Instruments

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

Interest Rate Risk

At March 31, 2014, we had $40.8 million of outstanding borrowings under our variable-rate five-year term loan related to the purchase of our new corporate office and research building. In anticipation of this debt, we entered into a forward-start interest rate swap to hedge the variability in cash flows due to changes in the applicable interest rate over the stated period. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

In addition, we have a $25.0 million interest rate swap agreement outstanding as of March 31, 2014, that is designated as a cash flow hedge to protect against volatility in the interest rates on our floating rate notes maturing on July 28, 2015 (“Series B Notes”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2014, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Yen-denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of March 31, 2014, there were nine monthly contracts outstanding at ¥95.0 million ($0.9 million) each, for an aggregate notional amount of ¥855.0 million ($8.2 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted USD-denominated inventory purchases made by certain European subsidiaries. As of March 31, 2014, there were nine monthly contracts outstanding at a monthly amount ranging from $1.4 million to $3.0 million, for an aggregate notional amount of $20.9 million.

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of March 31, 2014, there were nine monthly contracts outstanding at $1.5 million each, for an aggregate notional amount of $13.5 million.

At March 31, 2014, a portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We have designated our €61.1 million ($84.0 million) Euro note B and our €21.0 million ($28.9 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $5.6 million pre-tax ($3.4 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2014. We have also designated our ¥500.0 million ($4.9 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At March 31, 2014, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.5 million pre-tax ($0.3 million after tax) which was also included within accumulated other comprehensive loss.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2014	2013	2014	2013
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$0.3	$—	$—	Net sales
Foreign currency hedge contracts	(0.1)	(1.7)	—	0.6	Cost of goods and services sold
Interest rate swap contracts	(0.1)	0.1	0.4	0.4	Interest expense
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(0.3)	$(1.3)	$0.5	$1.0
Net Investment Hedges:
Foreign currency-denominated debt	$—	$2.4	$—	$—	Other expense
Total	$—	$2.4	$—	$—

For the three months ended March 31, 2014 and 2013, there was no ineffectiveness related to our hedges.

Note 7:  Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Short-term investments	$11.7	$11.7	$—	$—
Deferred compensation assets	5.8	5.8	—	—
Foreign currency contracts	0.1	—	0.1	—
	$17.6	$17.5	$0.1	$—
Liabilities:
Contingent consideration	$4.7	$—	$—	$4.7
Deferred compensation liabilities	10.3	10.3	—	—
Interest rate swap contracts	5.1	—	5.1	—
Foreign currency contracts	0.3	—	0.3	—
	$20.4	$10.3	$5.4	$4.7

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	5.7	5.7	—	—
	$13.2	$13.2	$—	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Deferred compensation liabilities	12.1	12.1	—	—
Interest rate swap contracts	5.6	—	5.6	—
	$22.0	$12.1	$5.6	$4.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are included within other current assets and are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration is included within other current liabilities and other long-term liabilities and is discussed further in the section related to Level 3 measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps, included within other long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 6, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to our 2010 acquisition of technology used in our SmartDoseTM electronic patch injector system (“SmartDose contingent consideration”) was determined at the acquisition date using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$4.3	$3.3
Increase in fair value recorded in earnings	0.4	—
Ending Balance	$4.7	$3.3

Refer to Note 11, Other Expense, for further discussion of our acquisition-related contingency.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At March 31, 2014, the estimated fair value of long-term debt was $387.8 million compared to a carrying amount of $390.7 million. At December 31, 2013, the estimated fair value of long-term debt was $365.8 million and the carrying amount was $371.3 million.

Note 8:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2013	$(6.0)	$4.3	$(47.0)	$16.3	$(32.4)
Other comprehensive loss before reclassifications	(0.3)	—	(0.1)	(1.8)	(2.2)
Amounts reclassified out	0.5	—	0.3	—	0.8
Other comprehensive income (loss), net of tax	0.2	—	0.2	(1.8)	(1.4)
Balance, March 31, 2014	$(5.8)	$4.3	$(46.8)	$14.5	$(33.8)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended March 31,
Detail of components	2014	2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$—	$(1.0)	Cost of goods and services sold
Interest rate swap contracts	(0.7)	(0.6)	Interest expense
Forward treasury locks	(0.1)	—	Interest expense
Total before tax	(0.8)	(1.6)
Tax expense	0.3	0.6
Net of tax	$(0.5)	$(1.0)
Amortization of defined benefit pension and other postretirement plans:
Prior service cost	$0.3	$0.4	(a)
Actuarial losses	(0.8)	(2.4)	(a)
Total before tax	(0.5)	(2.0)
Tax expense	0.2	0.7
Net of tax	$(0.3)	$(1.3)
Total reclassifications for the period, net of tax	$(0.8)	$(2.3)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 10, Benefit Plans, for additional details.

Note 9:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the "2011 Plan") provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and compensation committees. Vesting requirements vary by award. At March 31, 2014, there were 4,004,736 shares remaining in the 2011 Plan for future grants.

During the three months ended March 31, 2014, we granted 588,909 stock options at a weighted average exercise price of $47.33 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. The weighted average grant date fair value of options granted was $10.37 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.57%; expected life of 6 years based on prior experience; stock volatility of 22.1% based on historical data; and a dividend yield of 0.8%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the three months ended March 31, 2014, we granted 128,710 performance vesting share (“PVS”) awards at a weighted grant-date fair value of $47.33 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $4.3 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
Service cost	$2.5	$2.5	$0.1	$0.4	$2.6	$2.9
Interest cost	4.2	3.7	0.1	0.2	4.3	3.9
Expected return on assets	(4.8)	(4.3)	—	—	(4.8)	(4.3)
Amortization of prior service credit	(0.3)	(0.4)	—	—	(0.3)	(0.4)
Recognized actuarial losses (gains)	1.2	2.4	(0.4)	—	0.8	2.4
Net periodic benefit cost	$2.8	$3.9	$(0.2)	$0.6	$2.6	$4.5

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
U.S. plans	$2.1	$3.1	$(0.2)	$0.6	$1.9	$3.7
International plans	0.7	0.8	—	—	0.7	0.8
Net periodic benefit cost	$2.8	$3.9	$(0.2)	$0.6	$2.6	$4.5

Note 11:  Other Expense

Other expense consists of:

	Three Months Ended March 31,
($ in millions)	2014	2013
Development income	$(0.4)	$(0.3)
Acquisition-related contingencies	0.4	—
Foreign exchange and other	0.7	0.5
	$0.7	$0.2

During the three months ended March 31, 2014, we recognized $0.4 million of development income within our Pharmaceutical Delivery Systems segment ("Delivery Systems") related to a nonrefundable customer payment received in 2013 for the exclusive use of SmartDose within a specific therapeutic area. As of March 31, 2014, there was $18.6 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $17.1 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During the three months ended March 31, 2013, we recorded development income of $0.3 million within Delivery Systems.

During the three months ended March 31, 2014, the SmartDose contingent consideration increased by $0.4 million, due to the time value of money and adjustments related to changes in sales projections. The change in the SmartDose contingent consideration during the three months ended March 31, 2013 was immaterial.

Note 12:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three months ended March 31, 2014, our effective tax rate was 27.6% compared with 22.0% for the same period in 2013. The increase in the effective tax rate primarily reflects the absence of the Research and Development ("R&D") tax credit in 2014, changes in our geographic mix of earnings, and the impact of the discrete tax item discussed below. The R&D tax credit was retroactively reinstated in January 2013 for two years, from January 1, 2012 through December 31, 2013, as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Taxpayer Relief Act").

During the three months ended March 31, 2013, we recorded a discrete tax benefit of $1.3 million related to the R&D tax credit. In accordance with U.S. GAAP, although the Taxpayer Relief Act reinstated the tax credit on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013.

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

There have been no significant changes to the commitments and contingencies included in our 2013 Annual Report.

Note 14:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2014	2013
Net sales:
Packaging Systems	$252.9	$251.5
Delivery Systems	94.0	88.2
Intersegment sales	(0.1)	(0.3)
Total net sales	$346.8	$339.4

Operating profit:
Packaging Systems	$51.4	$58.6
Delivery Systems	(0.2)	1.2
Corporate	(11.9)	(16.5)
Total operating profit	$39.3	$43.3
Loss on debt extinguishment	—	0.2
Interest expense	4.0	4.6
Interest income	0.4	0.6
Income before income taxes	$35.7	$39.1

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the three months ended March 31, 2013, in connection with the repurchase of our convertible debt, we recognized a pre-tax loss on debt extinguishment of $0.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2013 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2013 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

First Quarter 2014 Financial Performance Highlights and Business Outlook

•	Net sales were $346.8 million, an increase of 2.2% from the same period in 2013. Excluding foreign currency effects, net sales increased by $4.1 million, or 1.2%.

•	Gross profit was $106.4 million, a decrease of 4.7% from the same period in 2013, and our gross margin decreased by 2.2 margin points to 30.7%.

•	Operating profit was $39.3 million, a decrease of 9.2% from the same period in 2013, and our operating profit margin decreased by 1.5 margin points to 11.3%.

•	Net income was $27.1 million, or $0.38 per diluted share, compared to $31.7 million, or $0.45 per diluted share, in the same period in 2013.

Although we achieved higher net sales during the three months ended March 31, 2014, as compared to the same period in 2013, sales of Packaging Systems' high-value product offerings and Delivery Systems' proprietary products declined during the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in sales of Packaging System’s high-value product offerings was mostly a result of the strong sales for the three months ended March 31, 2013, primarily due to customers' strategic inventory building, customers increasing orders in response to drug shortages, and new product launches. The decrease in sales of Delivery Systems' proprietary products was mainly due to decreases in sales of safety systems and CZ, partially offset by an increase in sales of SmartDose cartridges. The unfavorable mix of products sold, both in Packaging Systems and Delivery Systems, was a primary factor for the decrease in gross profit and net income per share during the three months ended March 31, 2014, as compared to the same period in 2013.

The decline in our results during the three months ended March 31, 2014, as compared to the same period in 2013, was not unexpected, and we expect growth in net sales and operating profit for the full year ending December 31, 2014, as compared to the year ended December 31, 2013. We anticipate continued revenue and margin improvement on a long-term basis, driven by customers' increasing demand for higher product quality, which results in higher revenues and margin per unit sold in Packaging Systems and an increasing percentage of total sales from higher margin proprietary products in Delivery Systems. We continue to believe that actions taken in recent years to increase capacity for certain products, reduce costs through restructuring and lean savings efforts, and expand into emerging markets will lead to improved profitability as global demand increases. We plan to continue funding capital projects related to new products, expansion activity, and investment in emerging markets for Packaging Systems and new proprietary products within Delivery Systems. We believe that our strong operating results and financial position give us a platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise.

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

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2014	2013
Packaging Systems	$252.9	$251.5
Delivery Systems	94.0	88.2
Intersegment sales elimination	(0.1)	(0.3)
Consolidated net sales	$346.8	$339.4

Consolidated net sales increased by $7.4 million, or 2.2%, for the three months ended March 31, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $3.3 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2014 increased by $4.1 million, or 1.2%, as compared to the same period in 2013.

Consolidated net sales originating in the United States were $150.3 million, a decrease of 0.2% from the same period in 2013. Consolidated net sales generated outside of the United States were $196.5 million, an increase of 4.1% from the same period in 2013.

Packaging Systems – Packaging Systems’ net sales increased by $1.4 million, or 0.5% for the three months ended March 31, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $2.5 million for the three months ended March 31, 2014. Excluding foreign currency effects, net sales for the three months ended March 31, 2014 decreased by $1.1 million, or 0.4% as compared to the same period in 2013, primarily as a decrease in sales of our high-value product offerings was partially offset by an increase in our standard packaging component sales. The decrease in sales of Packaging Systems' high-value product offerings was mostly a result of the strong sales for the three months ended March 31, 2013, primarily due to customers' strategic inventory building, customers increasing orders in response to drug shortages, and new product launches. Sales price increases contributed 0.4 percentage points of the increase.

Delivery Systems – Delivery Systems’ net sales increased by $5.8 million, or 6.6%, for the three months ended March 31, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.9 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2014 increased by $4.9 million, or 5.6%, as compared to the same period in 2013, primarily due to an increase in contract manufacturing sales, which was partially offset by a decrease in our proprietary net sales. The decrease in sales of Delivery Systems' proprietary products was mainly due to decreases in sales of safety systems and CZ, partially offset by an increase in sales of SmartDose cartridges. Proprietary net sales represented 22.5% of Delivery Systems' net sales for the three months ended March 31, 2014, as compared to 25.3% for the same period in 2013. Sales price increases contributed 1.1 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2014	2013
Packaging Systems:
Gross Profit	$89.4	$94.8
Gross Margin	35.4%	37.7%
Delivery Systems:
Gross Profit	$17.0	$16.9
Gross Margin	18.1%	19.1%
Consolidated Gross Profit	$106.4	$111.7
Consolidated Gross Margin	30.7%	32.9%

Consolidated gross profit decreased by $5.3 million, or 4.7%, for the three months ended March 31, 2014, as compared to the same period in 2013, despite a favorable foreign currency impact of $0.8 million for the three months ended March 31, 2014. Consolidated gross margin decreased by 2.2 margin points for the three months ended March 31, 2014, as compared to the same period in 2013.

Packaging Systems – Packaging Systems’ gross profit decreased by $5.4 million, or 5.7% for the three months ended March 31, 2014, respectively, as compared to the same period in 2013, despite a favorable foreign currency impact of $0.7 million for the three months ended March 31, 2014. Packaging Systems’ gross margin decreased by 2.3 margin points for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of the unfavorable mix of products sold, production inefficiencies, and increased wages, benefits and other costs, all of which were partially offset by raw material cost decreases and sales price increases.

Delivery Systems – Delivery Systems’ gross profit increased by $0.1 million, or 0.6%, for the three months ended March 31, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.1 million. Delivery Systems’ gross margin decreased by 1.0 margin point for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of the unfavorable mix of products sold and the impact of wage, benefit and other cost increases, all of which were partially offset by production efficiencies and sales price increases.

R&D Costs

	Three Months Ended March 31,
($ in millions)	2014	2013
Packaging Systems	$4.3	$3.5
Delivery Systems	5.7	5.6
Consolidated R&D Costs	$10.0	$9.1

Consolidated R&D costs increased by $0.9 million, or 9.9%, for the three months ended March 31, 2014 as compared to the same period in 2013.

Packaging Systems – Packaging Systems' R&D costs increased by $0.8 million, or 22.9%, for the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of increased investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs increased by $0.1 million, or 1.8%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of continued development work on a variety of proprietary products.

Selling, General and Administrative (“SG&A”) Costs

	Three Months Ended March 31,
($ in millions)	2014	2013
Packaging Systems	$32.9	$32.1
Delivery Systems	11.6	10.5
Corporate	11.9	16.5
Consolidated SG&A costs	$56.4	$59.1
SG&A as a % of net sales	16.2%	17.4%

Consolidated SG&A costs decreased by $2.7 million, or 4.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. Consolidated SG&A costs were 16.2% and 17.4% of consolidated net sales for the three months ended March 31, 2014 and 2013, respectively.

Packaging Systems – Packaging Systems' SG&A costs increased by $0.8 million, or 2.5%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased compensation costs mostly related to headcount and merit increases and incentive compensation cost increases, both of which were partially offset by a decrease in consulting costs.

Delivery Systems – Delivery Systems' SG&A costs increased by $1.1 million, or 10.5%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of increased compensation costs mainly related to headcount and merit increases and incremental depreciation and amortization expense.

Corporate – Corporate’s SG&A costs decreased by $4.6 million, or 27.9%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a $1.8 million decrease in the U.S. pension expense, a $1.1 million decrease in stock-based compensation expense, a $0.8 million decrease in incentive compensation costs, and a $0.6 million decrease in intellectual property-related costs. The decrease in stock-based compensation expense was primarily due to the impact of lower share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

Other Expense

The following table presents other income and expense items for our segments, and corporate and other unallocated items:

Expense (income)	Three Months Ended March 31,
($ in millions)	2014	2013
Packaging Systems	$0.8	$0.6
Delivery Systems	(0.1)	(0.4)
Corporate and other unallocated items	—	—
Consolidated other expense	$0.7	$0.2

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

During the three months ended March 31, 2014, we recognized development income of $0.4 million within Delivery Systems related to a nonrefundable payment of $20.0 million received from a customer in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $17.1 million was included within other current liabilities and other long-term liabilities, respectively, at March 31, 2014. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During the three months ended March 31, 2013, we recorded development income of $0.3 million within Delivery Systems.

During the three months ended March 31, 2014, we increased the SmartDose contingent consideration by $0.4 million due to the time value of money and adjustments related to changes in sales projections. During the three months ended March 31, 2013, we increased the SmartDose contingent consideration by an immaterial amount due to the same factors described above. These adjustments are included within Delivery Systems' results.

Since February 2013, when the Venezuelan government announced a devaluation of the bolivar, we have used the official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure our Venezuelan subsidiary's financial statements in U.S. dollars. Beginning in December 2013, the Venezuelan government announced a series of changes to the regulations governing its currency exchange market, which included the expanded use of a recently-created currency exchange mechanism and the creation of a third currency exchange mechanism. As the majority of our currency purchases are transacted at the official exchange rate of 6.3 bolivars per U.S. dollar, we have continued to re-measure our Venezuelan subsidiary's financial statements using the official rate. At March 31, 2014, we had $2.7 million in net monetary assets denominated in Venezuelan bolivars, including $1.6 million in cash and cash equivalents. If we determine that we should use one of the other currency exchange mechanisms in Venezuela in the future, or if there is a significant devaluation in the official exchange rate, a pre-tax charge up to the amount of our Venezuelan subsidiary's net monetary assets denominated in bolivars could be required. We will continue to actively monitor the political and economic developments in Venezuela.

Operating Profit

The following table presents operating profit (loss) by reportable segment, corporate and other unallocated costs:

	Three Months Ended March 31,
($ in millions)	2014	2013
Segments:
Packaging Systems	$51.4	$58.6
Delivery Systems	(0.2)	1.2
Corporate and other unallocated items:
Corporate	(11.9)	(16.5)
Other unallocated expense	—	—
Consolidated operating profit	$39.3	$43.3
Consolidated operating profit margin	11.3%	12.8%

Consolidated operating profit decreased by $4.0 million, or 9.2%, for the three months ended March 31, 2014, as compared to the same period in 2013, despite a favorable foreign currency impact of $0.6 million. Consolidated operating profit margin decreased by 1.5 margin points for the three months ended March 31, 2014, as compared to the same period in 2013.

Packaging Systems – Packaging Systems’ operating profit decreased by $7.2 million, or 12.3%, for the three months ended March 31, 2014, as compared to the same period in 2013, despite a favorable foreign currency impact of $0.5 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $1.4 million, or 116.7%, for the three months ended March 31, 2014, as compared to the same period in 2013, despite a favorable foreign currency impact of $0.1 million, due to the factors described above.

Corporate – Corporate costs decreased by $4.6 million, or 27.9%, for the three months ended March 31, 2014, as compared to the same period in 2013, due to the factors described above.

Loss on Debt Extinguishment

During the three months ended March 31, 2013, we repurchased $1.7 million in aggregate principal amount of our convertible debt, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest expense	$4.5	$4.8
Capitalized interest	(0.5)	(0.2)
Interest income	(0.4)	(0.6)
Interest expense, net	$3.6	$4.0

Interest expense, net, decreased by $0.4 million, or 10.0%, for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a decrease in interest expense resulting from less debt outstanding during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and an increase in capitalized interest mainly due to capital projects in the United States and Asia.

Income Taxes

The provision for income taxes was $9.8 million and $8.6 million for the three months ended March 31, 2014 and 2013, respectively, resulting in effective tax rates of 27.6% and 22.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 primarily reflects the absence of the R&D tax credit in 2014, changes in our geographic mix of earnings, and the impact of the discrete tax item discussed below. The R&D tax credit was retroactively reinstated in January 2013 for two years, from January 1, 2012 through December 31, 2013, as a result of the enactment of the Taxpayer Relief Act.

During the three months ended March 31, 2013, we recorded a discrete tax benefit of $1.3 million related to the R&D tax credit. In accordance with U.S. GAAP, although the Taxpayer Relief Act reinstated the tax credit on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies remained constant at $1.2 million for the three months ended March 31, 2014, as compared to the same period in 2013, as favorable operating results in Mexico were offset by a decrease in Daikyo mostly related to foreign currency effects.

Net Income

Net income for the three months ended March 31, 2014 was $27.1 million. Net income for the three months ended March 31, 2013 was $31.7 million, which included a loss on extinguishment of debt of $0.2 million and a discrete tax benefit of $1.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2014	2013
Net cash provided by operating activities	$8.8	$18.9
Net cash used in investing activities	(35.6)	(57.7)
Net cash provided by financing activities	26.2	55.5

Net Cash Provided by Operating Activities – Net cash provided by operating activities for the three months ended March 31, 2014 was $8.8 million, a decrease of $10.1 million from the same period in 2013. Net cash provided by operating activities for the three months ended March 31, 2014 decreased primarily due to the decrease in net income, higher working capital requirements, and increased income tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities for the three months ended March 31, 2014 was $35.6 million, a decrease of $22.1 million from the same period in 2013. Net cash used in investing activities for the three months ended March 31, 2014 decreased primarily due to a $30.0 million decrease in capital spending, to $31.7 million, mainly as the construction of our new corporate office and research building was settled in February 2013. The majority of the capital spending for the three months ended March 31, 2014 related to new products, expansion activity, and emerging markets, including capital projects in the U.S., India and China. The capital spending decrease was partially offset by the change in our short-term investment activity. During the three months ended March 31, 2014, we purchased $9.2 million, and sold $5.0 million, of short-term investments. During the three months ended March 31, 2013, we purchased $5.4 million, and sold $9.6 million, of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between ninety-one days and one year at the time of purchase.

Net Cash Provided by Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2014 was $26.2 million, a decrease of $29.3 million from the same period in 2013. Net cash provided by financing activities for the three months ended March 31, 2014 decreased primarily due to a reduction in our net debt activity and a $3.1 million decrease in proceeds from stock option exercises, as compared to the three months ended March 31, 2013. During the three months ended March 31, 2013, upon settlement of our new corporate office and research building, we borrowed $42.8 million under a revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the new building. During the three months ended March 31, 2013, we also entered into Euro-denominated debt under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. During the three months ended March 31, 2013, we also repurchased $1.7 million in aggregate principal amount of our convertible debt. We used cash generated from operations and net borrowings to fund the repurchase of our convertible debt, working capital needs, capital expenditures, and to pay dividends.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$230.0	$230.0
Short-term investments	11.7	7.5
Working capital	459.0	413.8
Total debt	404.9	373.5
Total equity	934.6	906.4
Net debt-to-total invested capital	15.8%	13.7%

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2014 consisted of cash held in cash depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at March 31, 2014 included $13.1 million of cash held by subsidiaries within the U.S., and $216.9 million of cash held by subsidiaries outside of the U.S., primarily in Germany, Israel, and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the U.S. could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at March 31, 2014 increased by $45.2 million, or 10.9%, during the three months ended March 31, 2014, as compared to December 31, 2013, including an increase of $0.6 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $0.6 million, accounts receivable and inventories increased by $23.2 million and $10.6 million, respectively, and total current liabilities decreased by $9.2 million. Accounts receivable and inventories increased primarily due to timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns; accounts receivable turnover measurements declined slightly between December 31, 2013 and March 31, 2014, while inventory turnover measurements remained consistent for those period ends. The decrease in current liabilities was primarily due to our payment of annual incentive plan bonuses, partially offset by the reclassification of certain of our debt to current.

Debt and credit facilities - The $31.4 million increase in total debt at March 31, 2014, as compared to December 31, 2013, resulted from net borrowings and related debt activity, primarily used to fund working capital requirements and capital expenditures, mainly under our multi-currency revolving credit facility in the U.S.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Borrowings under the multi-currency revolving credit facility bear interest at a rate equal to one-month LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At March 31, 2014, we had $85.7 million in outstanding borrowings under this facility, of which $4.9 million was denominated in Yen, $28.9 million in Euro and the remainder in USD. Of the amount outstanding at March 31, 2014, $12.0 million was classified as current and $73.7 million was classified as long-term. The total amount outstanding at December 31, 2013 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $210.8 million at March 31, 2014. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2014, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2013 Annual Report. During the three months ended March 31, 2014, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2014, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2013 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2013 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2014, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see the risk factors disclosed in Item 1A of our 2013 Annual Report and Part II, Item 1A of this Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2013 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2014 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. The number of shares purchased and price paid per share shown below have been adjusted to reflect the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies.

Period	Total number of shares purchased (1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2014	570	$49.96	—	—
February 1 – 28, 2014	82,333	48.68	—	—
March 1 – 31, 2014	39,233	48.69	—	—
Total	122,136	$48.69	—	—

(1)
Includes 37,043 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 85,093 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on the vesting of restricted stock awards, as part of the 2011 Plan.

ITEM 5. OTHER INFORMATION

Our 2014 Annual Meeting of Shareholders was held on May 6, 2014 at the Company's corporate headquarters. Our shareholders voted on three proposals at the Annual Meeting. The proposals are described in detail in our definitive proxy statement dated March 25, 2014. As of March 10, 2014, the record date, there were 70,697,740 shares outstanding. Shareholders representing 65,271,791, or 92.32%, of the common shares outstanding were present in person or were represented by proxy at the Annual Meeting. The final results for the votes on each proposal are set forth below.

Proposal 1: Our shareholders elected the following directors to serve on our Board until the 2015 Annual Meeting of Shareholders.

Name	For	Withheld	Broker Non-Votes
Mark A. Buthman	61,758,954	204,102	3,308,735
William F. Feehery	61,758,126	204,930	3,308,735
Thomas W. Hofmann	61,747,144	215,912	3,308,735
Paula A. Johnson	61,758,711	204,345	3,308,735
Myla P. Lai-Goldman	61,923,975	39,081	3,308,735
Douglas A. Michels	61,758,674	204,382	3,308,735
Donald E. Morel, Jr.	60,038,736	1,924,320	3,308,735
John H. Weiland	61,735,239	227,817	3,308,735
Anthony Welters	60,397,670	1,565,386	3,308,735
Patrick J. Zenner	60,495,621	1,467,435	3,308,735

Proposal 2: Our shareholders approved, on an advisory basis, named executive officer compensation:

For	Against	Abstain	Broker Non-Votes
59,447,452	2,316,955	198,649	3,308,735

Proposal 3: Our shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2014 fiscal year. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
63,616,286	1,642,404	13,101	Not applicable

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Form of 2014 Long-Term Incentive Plan Award.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

May 8, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Form of 2014 Long-Term Incentive Plan Award.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1