Form 10-Q
period 2014-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2014-08-01
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☑

As of June 30, 2014, there were 70,764,711 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$368.9	$344.5	$715.7	$683.9
Cost of goods and services sold	247.1	233.6	487.5	461.3
Gross profit	121.8	110.9	228.2	222.6
Research and development	9.9	9.5	19.9	18.6
Selling, general and administrative expenses	57.5	59.7	113.9	118.7
Other expense (income) (Note 11)	0.3	(0.8)	1.0	(0.6)
Operating profit	54.1	42.5	93.4	85.9
Loss on debt extinguishment	—	—	—	0.2
Interest expense	4.2	4.1	8.2	8.7
Interest income	0.5	0.4	0.9	1.0
Income before income taxes	50.4	38.8	86.1	78.0
Income tax expense	14.0	10.3	23.8	18.9
Equity in net income of affiliated companies	1.2	1.7	2.4	2.8
Net income	$37.6	$30.2	$64.7	$61.9

Net income per share:
Basic	$0.53	$0.44	$0.92	$0.90
Diluted	$0.52	$0.43	$0.89	$0.88

Weighted average shares outstanding:
Basic	70.8	69.5	70.7	69.2
Diluted	72.4	70.8	72.4	70.6

Dividends declared per share	$0.10	$0.10	$0.20	$0.19

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$37.6	$30.2	$64.7	$61.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1.5)	(0.8)	(3.3)	(19.1)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0, $0.7, $0.2 and $1.8, respectively	0.1	1.1	0.3	3.2
Net gains on derivatives, net of tax of $0.2, $0.5, $0.4 and $0.1, respectively	0.5	0.7	0.7	0.4
Other comprehensive (loss) income, net of tax	(0.9)	1.0	(2.3)	(15.5)
Comprehensive income	$36.7	$31.2	$62.4	$46.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$226.7	$230.0
Accounts receivable, net	209.6	185.7
Inventories	187.9	176.9
Deferred income taxes	16.8	15.9
Other current assets	44.4	42.2
Total current assets	685.4	650.7
Property, plant and equipment	1,402.3	1,369.0
Less accumulated depreciation and amortization	693.1	657.3
Property, plant and equipment, net	709.2	711.7
Investments in affiliated companies	60.4	60.9
Goodwill	114.0	114.2
Deferred income taxes	65.5	61.8
Intangible assets, net	46.1	48.3
Other noncurrent assets	24.1	24.0
Total Assets	$1,704.7	$1,671.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.2	$2.2
Accounts payable	94.5	108.0
Pension and other postretirement benefits	2.2	2.2
Accrued salaries, wages and benefits	51.7	59.1
Income taxes payable	15.0	14.3
Other current liabilities	55.6	51.1
Total current liabilities	221.2	236.9
Long-term debt	359.3	371.3
Deferred income taxes	19.6	18.9
Pension and other postretirement benefits	79.1	83.1
Other long-term liabilities	52.9	55.0
Total Liabilities	732.1	765.2

Commitments and contingencies (Note 13)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 70.9 million and 70.4 million; outstanding: 70.8 million and 70.2 million	17.8	17.6
Capital in excess of par value	138.2	120.0
Retained earnings	855.5	805.0
Accumulated other comprehensive loss	(34.7)	(32.4)
Treasury stock, at cost (0.1 million and 0.2 million shares)	(4.2)	(3.8)
Total Equity	972.6	906.4
Total Liabilities and Equity	$1,704.7	$1,671.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2013	70.4	$17.6	$120.0	$(3.8)	$805.0	$(32.4)	$906.4
Net income					64.7		64.7
Stock-based compensation			9.0	(0.4)			8.6
Shares issued under stock plans	0.6	0.2	9.6				9.8
Shares repurchased for employee tax withholdings	(0.1)		(4.1)				(4.1)
Excess tax benefit from employee stock plans			3.7				3.7
Dividends declared					(14.2)		(14.2)
Other comprehensive loss, net of tax						(2.3)	(2.3)
Balance, June 30, 2014	70.9	$17.8	$138.2	$(4.2)	$855.5	$(34.7)	$972.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$64.7	$61.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42.6	39.1
Amortization	2.3	2.1
Loss on debt extinguishment	—	0.2
Stock-based compensation	8.9	10.4
Other non-cash items, net	(1.9)	(2.7)
Changes in assets and liabilities	(43.6)	(12.6)
Net cash provided by operating activities	73.0	98.4

Cash flows from investing activities:
Capital expenditures	(56.2)	(83.8)
Purchases of short-term investments	(9.3)	(8.8)
Sales and maturities of short-term investments	8.3	13.7
Other, net	0.2	(3.0)
Net cash used in investing activities	(57.0)	(81.9)

Cash flows from financing activities:
Borrowings under revolving credit agreements	182.9	178.3
Repayments under revolving credit agreements	(192.9)	(171.6)
Issuance of long-term debt	—	43.3
Repayments of long-term debt	(1.1)	(29.3)
Dividend payments	(14.1)	(13.1)
Excess tax benefit from employee stock plans	3.7	1.1
Shares repurchased for employee tax withholdings	(4.1)	(5.2)
Proceeds from stock option exercises	5.2	10.7
Employee stock purchase plan contributions	1.5	1.1
Contingent consideration payments	(0.1)	—
Net cash (used in) provided by financing activities	(19.0)	15.3
Effect of exchange rates on cash	(0.3)	(3.1)
Net (decrease) increase in cash and cash equivalents	(3.3)	28.7

Cash and cash equivalents at beginning of period	230.0	161.9
Cash and cash equivalents at end of period	$226.7	$190.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2014 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Standards Issued Not Yet Adopted

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management is currently reviewing this guidance to determine the impact it may have, if any, on our financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on our financial statements, if any, including which transition method it will adopt.

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

Note 3:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Numerator:
Net income	$37.6	$30.2	$64.7	$61.9
Denominator:
Weighted average common shares outstanding	70.8	69.5	70.7	69.2
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.6	1.3	1.7	1.3
Assumed conversion of convertible debt, based on the if-converted method	—	—	—	0.1
Weighted average shares assuming dilution	72.4	70.8	72.4	70.6

Under the "if-converted" method, the after-tax effect of interest expense related to convertible debt is added back to net income. During all periods presented, the add-back amount was immaterial.

In addition, during the three months ended June 30, 2014 and 2013, there were 0.6 million and 0.9 million shares, respectively, not included in the computation of diluted net income per share, because their impact was antidilutive. There were 0.4 million and 0.6 million antidilutive options outstanding during the six months ended June 30, 2014 and 2013, respectively.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	June 30, 2014	December 31, 2013
Finished goods	$80.5	$80.0
Work in process	31.0	24.8
Raw materials	76.4	72.1
	$187.9	$176.9

Note 5:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	June 30, 2014	December 31, 2013
Term loan, due 2014	$—	$0.1
Series B floating rate notes, due 2015	25.0	25.0
Euro note B, due 2016	83.4	84.1
Capital leases, due through 2016	0.3	0.4
Revolving credit facility, due 2017	43.6	53.7
Term loan, due 2018	40.3	41.3
Note payable, due 2019	0.3	0.3
Series A notes, due 2022	42.0	42.0
Series B notes, due 2024	53.0	53.0
Series C notes, due 2027	73.0	73.0
Convertible debt, due 2047	0.6	0.6
	361.5	373.5
Less: current portion of long-term debt	2.2	2.2
	$359.3	$371.3

Please refer to Note 10, Debt, to the consolidated financial statements in our 2013 Annual Report for additional details regarding our debt agreements.

At June 30, 2014, we had $43.6 million in outstanding borrowings under our multi-currency revolving credit facility, of which $4.9 million was denominated in Yen, $28.7 million in Euro and the remainder in U.S. dollar ("USD"). The total amount outstanding as of June 30, 2014 and December 31, 2013, was classified as long-term.

At June 30, 2014, we had $40.3 million outstanding under our five-year term loan due January 2018, of which $2.1 million was classified as current. Please refer to Note 6, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

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

Interest Rate Risk

At June 30, 2014, we had $40.3 million of outstanding borrowings under our variable-rate five-year term loan related to the purchase of our new corporate office and research building. In anticipation of this debt, we entered into a forward-start interest rate swap to hedge the variability in cash flows due to changes in the applicable interest rate over the stated period. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

In addition, we have a $25.0 million interest rate swap agreement outstanding as of June 30, 2014, that is designated as a cash flow hedge to protect against volatility in the interest rates on our floating rate notes maturing on July 28, 2015 (“Series B Notes”). Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2014, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted Yen-denominated purchases of inventory from Daikyo Seiko Ltd. (“Daikyo”) made by West in the United States. As of June 30, 2014, there were six monthly contracts outstanding at ¥95.0 million ($0.9 million) each, for an aggregate notional amount of ¥570.0 million ($5.5 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted USD-denominated inventory purchases made by certain European subsidiaries. As of June 30, 2014, there were six monthly contracts outstanding at a monthly amount ranging from $1.4 million to $3.0 million, for an aggregate notional amount of $14.1 million.

Lastly, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. As of June 30, 2014, there were six monthly contracts outstanding at $1.5 million each, for an aggregate notional amount of $9.0 million.

At June 30, 2014, a portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We have designated our €61.1 million ($83.4 million) Euro note B and our €21.0 million ($28.7 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $4.7 million pre-tax ($2.9 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2014. We have also designated our ¥500.0 million ($4.9 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At June 30, 2014, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $0.5 million pre-tax ($0.3 million after tax) which was also included within accumulated other comprehensive loss.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.1)	$—	$—	Net sales
Foreign currency hedge contracts	0.2	(1.0)	—	0.9	Cost of goods and services sold
Interest rate swap contracts	(0.2)	0.4	0.4	0.4	Interest expense
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$0.1	$(0.7)	$0.4	$1.4
Net Investment Hedges:
Foreign currency-denominated debt	$0.5	$(1.0)	$—	$—	Other expense (income)
Total	$0.5	$(1.0)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of Loss Reclassified from Accumulated OCI into Income for		Location of Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$0.2	$—	$—	Net sales
Foreign currency hedge contracts	0.1	(2.7)	—	1.5	Cost of goods and services sold
Interest rate swap contracts	(0.3)	0.5	0.8	0.8	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(0.2)	$(2.0)	$0.9	$2.4
Net Investment Hedges:
Foreign currency-denominated debt	$0.5	$1.4	$—	$—	Other expense (income)
Total	$0.5	$1.4	$—	$—

For the three and six months ended June 30, 2014 and 2013, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Short-term investments	$8.5	$8.5	$—	$—
Deferred compensation assets	6.1	6.1	—	—
Foreign currency contracts	0.1	—	0.1	—
	$14.7	$14.6	$0.1	$—
Liabilities:
Contingent consideration	$4.9	$—	$—	$4.9
Deferred compensation liabilities	7.7	7.7	—	—
Interest rate swap contracts	4.7	—	4.7	—
Foreign currency contracts	0.1	—	0.1	—
	$17.4	$7.7	$4.8	$4.9

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	5.7	5.7	—	—
	$13.2	$13.2	$—	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Deferred compensation liabilities	7.8	7.8	—	—
Interest rate swap contracts	5.6	—	5.6	—
	$17.7	$7.8	$5.6	$4.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are included within other current assets and are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration is included within other current liabilities and other long-term liabilities and is discussed further in the section related to Level 3 measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swap contracts, included within other long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 6, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to our SmartDoseTM electronic patch injector system (“SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Six Months Ended June 30,
	2014	2013
Beginning Balance	$4.3	$3.3
Increase in fair value recorded in earnings	0.7	0.2
Payments	(0.1)	—
Ending Balance	$4.9	$3.5

Refer to Note 11, Other Expense, for further discussion of our acquisition-related contingency.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents, accounts receivable and short-term borrowings approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At June 30, 2014, the estimated fair value of long-term debt was $359.2 million compared to a carrying amount of $359.3 million. At December 31, 2013, the estimated fair value of long-term debt was $365.8 million and the carrying amount was $371.3 million.

Note 8:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2013	$(6.0)	$4.3	$(47.0)	$16.3	$(32.4)
Other comprehensive loss before reclassifications	(0.2)	—	(0.4)	(3.3)	(3.9)
Amounts reclassified out	0.9	—	0.7	—	1.6
Other comprehensive income (loss), net of tax	0.7	—	0.3	(3.3)	(2.3)
Balance, June 30, 2014	$(5.3)	$4.3	$(46.7)	$13.0	$(34.7)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Detail of components	2014	2013	2014	2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$—	$(1.4)	$—	$(2.4)	Cost of goods and services sold
Interest rate swap contracts	(0.7)	(0.7)	(1.3)	(1.3)	Interest expense
Forward treasury locks	—	(0.1)	(0.2)	(0.2)	Interest expense
Total before tax	(0.7)	(2.2)	(1.5)	(3.9)
Tax expense	0.3	0.8	0.6	1.5
Net of tax	$(0.4)	$(1.4)	$(0.9)	$(2.4)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$—	$—	$—	$(0.1)	(a)
Prior service cost	0.3	0.3	0.6	0.7	(a)
Actuarial losses	(0.8)	(2.3)	(1.6)	(4.7)	(a)
Total before tax	(0.5)	(2.0)	(1.0)	(4.1)
Tax expense	0.2	0.7	0.3	1.5
Net of tax	$(0.3)	$(1.3)	$(0.7)	$(2.6)
Total reclassifications for the period, net of tax	$(0.7)	$(2.7)	$(1.6)	$(5.0)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 10, Benefit Plans, for additional details.

Note 9:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the "2011 Plan") provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and compensation committees. Vesting requirements vary by award. At June 30, 2014, there were 3,875,996 shares remaining in the 2011 Plan for future grants.

During the six months ended June 30, 2014, we granted 597,093 stock options at a weighted average exercise price of $47.26 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. The weighted average grant date fair value of options granted was $10.35 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.57%; expected life of 6 years based on prior experience; stock volatility of 22.1% based on historical data; and a dividend yield of 0.8%. Stock option expense is recognized over the vesting period, net of forfeitures.

In addition, during the six months ended June 30, 2014, we granted 130,486 performance vesting share (“PVS”) awards at a weighted grant-date fair value of $47.27 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. The actual payout may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $4.6 million and $8.9 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, total stock-based compensation expense was $5.0 million and $10.4 million, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
Service cost	$2.5	$2.5	$0.1	$0.3	$2.6	$2.8
Interest cost	4.3	3.7	0.1	0.3	4.4	4.0
Expected return on assets	(4.8)	(4.3)	—	—	(4.8)	(4.3)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses (gains)	1.1	2.3	(0.3)	—	0.8	2.3
Net periodic benefit cost	$2.8	$3.9	$(0.1)	$0.6	$2.7	$4.5

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
U.S. plans	$2.0	$3.1	$(0.1)	$0.6	$1.9	$3.7
International plans	0.8	0.8	—	—	0.8	0.8
Net periodic benefit cost	$2.8	$3.9	$(0.1)	$0.6	$2.7	$4.5

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
Service cost	$5.1	$5.0	$0.2	$0.7	$5.3	$5.7
Interest cost	8.5	7.4	0.2	0.5	8.7	7.9
Expected return on assets	(9.7)	(8.6)	—	—	(9.7)	(8.6)
Amortization of transition obligation	—	0.1	—	—	—	0.1
Amortization of prior service credit	(0.6)	(0.7)	—	—	(0.6)	(0.7)
Recognized actuarial losses (gains)	2.3	4.7	(0.7)	—	1.6	4.7
Net periodic benefit cost	$5.6	$7.9	$(0.3)	$1.2	$5.3	$9.1

	Pension benefits		Other retirement benefits		Total
	2014	2013	2014	2013	2014	2013
U.S. plans	$4.1	$6.3	$(0.3)	$1.2	$3.8	$7.5
International plans	1.5	1.6	—	—	1.5	1.6
Net periodic benefit cost	$5.6	$7.9	$(0.3)	$1.2	$5.3	$9.1

Note 11:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Development income	$(0.5)	$(0.5)	$(0.9)	$(0.8)
Acquisition-related contingencies	0.3	0.2	0.7	0.2
Foreign exchange and other	0.5	(0.5)	1.2	—
	$0.3	$(0.8)	$1.0	$(0.6)

During the three and six months ended June 30, 2014, we recognized development income of $0.5 million and $0.9 million, respectively, within our Pharmaceutical Delivery Systems segment ("Delivery Systems"), most of which related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. As of June 30, 2014, there was $18.2 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $16.7 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During the three and six months ended June 30, 2013, we recorded development income of $0.5 million and $0.8 million, respectively, within Delivery Systems, of which $0.3 million related to the nonrefundable customer payment described above.

During the three months ended June 30, 2014, the SmartDose contingent consideration increased by $0.3 million due to the time value of money. During the six months ended June 30, 2014, we increased the SmartDose contingent consideration by $0.7 million due to the time value of money and changes made to sales projections during the first quarter of 2014. The change in the SmartDose contingent consideration during both the three and six months ended June 30, 2013 was $0.2 million due to the time value of money and adjustments related to changes in sales projections. These adjustments are included within Delivery Systems' results.

Note 12:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For both the three and six months ended June 30, 2014, our effective tax rate was 27.7%, compared with 26.5% and 24.2% for the same periods in 2013. The increase in the second-quarter effective tax rate primarily reflects the absence of the Research and Development ("R&D") tax credit in 2014 and changes in our geographic mix of earnings. The R&D tax credit was retroactively reinstated in January 2013 for two years, from January 1, 2012 through December 31, 2013, as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Taxpayer Relief Act"). The year-to-date effective tax rate increased due to the items mentioned above, as well as the impact of the $1.3 million discrete tax benefit recorded during the six months ended June 30, 2013 related to the R&D tax credit for activities completed in 2012. In accordance with U.S. GAAP, although the Taxpayer Relief Act reinstated the tax credit on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net sales:
Packaging Systems	$268.0	$251.5	$520.9	$503.0
Delivery Systems	101.1	93.3	195.1	181.5
Intersegment sales	(0.2)	(0.3)	(0.3)	(0.6)
Total net sales	$368.9	$344.5	$715.7	$683.9

Operating profit:
Packaging Systems	$62.9	$56.8	$114.3	$115.5
Delivery Systems	3.7	2.3	3.5	3.5
Corporate	(12.5)	(16.6)	(24.4)	(33.1)
Total operating profit	$54.1	$42.5	$93.4	$85.9
Loss on debt extinguishment	—	—	—	0.2
Interest expense	4.2	4.1	8.2	8.7
Interest income	0.5	0.4	0.9	1.0
Income before income taxes	$50.4	$38.8	$86.1	$78.0

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

Non-GAAP Financial Measures

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

Second Quarter 2014 Financial Performance Highlights and Business Outlook

•	Net sales were $368.9 million, an increase of 7.1% from the same period in 2013. Excluding foreign currency effects, net sales increased by $18.3 million, or 5.3%.

•	Gross profit was $121.8 million, an increase of 9.8% from the same period in 2013, and our gross margin increased by 0.8 margin points to 33.0%.

•	Operating profit was $54.1 million, an increase of 27.3% from the same period in 2013, and our operating profit margin increased by 2.4 margin points to 14.7%.

•	Net income was $37.6 million, or $0.52 per diluted share, compared to $30.2 million, or $0.43 per diluted share, in the same period in 2013.

Included in the higher net sales achieved during the three months ended June 30, 2014, as compared to the same period in 2013, were increased sales of Packaging Systems' high-value product offerings and Delivery Systems' proprietary products, both of which had declined during the first quarter of 2014, as compared to the same period in 2013. The increase in sales of Packaging System's high-value product offerings was mostly a result of increased sales of ready-to-use seals, stoppers and plungers, as well as Daikyo and Daikyo RSV (ready-to-sterilize validated) products. The increase in sales of Delivery Systems' proprietary products was mainly due to increases in sales of SmartDose and Daikyo Crystal Zenith® ("CZ") products. Net sales also increased for the three months ended June 30, 2014, as compared to the same period in 2013, due to a favorable foreign currency impact and increased contract manufacturing sales.

Overall, the favorable mix of products sold, both in Packaging Systems and Delivery Systems, was a primary factor for the increase in gross profit during the three months ended June 30, 2014, as compared to the same period in 2013. A reduction in U.S. pension expense and general cost controls, when combined with the increase in gross profit, resulted in an increase in operating profit and net income per diluted share during the three months ended June 30, 2014, as compared to the same period in 2013.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems	$268.0	$251.5	$520.9	$503.0
Delivery Systems	101.1	93.3	195.1	181.5
Intersegment sales elimination	(0.2)	(0.3)	(0.3)	(0.6)
Consolidated net sales	$368.9	$344.5	$715.7	$683.9

Consolidated net sales increased by $24.4 million, or 7.1%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $6.1 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2014 increased by $18.3 million, or 5.3%, as compared to the same period in 2013. Consolidated net sales originating in the United States for the three months ended June 30, 2014 were $168.3 million, an increase of 7.2% from the same period in 2013. Consolidated net sales generated outside of the United States for the three months ended June 30, 2014 were $200.6 million, an increase of 7.0% from the same period in 2013.

Consolidated net sales increased by $31.8 million, or 4.7%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $9.5 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2014 increased by $22.3 million, or 3.3%, as compared to the same period in 2013. Consolidated net sales originating in the United States for the six months ended June 30, 2014 were $318.6 million, an increase of 3.5% from the same period in 2013. Consolidated net sales generated outside of the United States for the six months ended June 30, 2014 were $397.1 million, an increase of 5.6% from the same period in 2013.

Packaging Systems – Packaging Systems’ net sales increased by $16.5 million, or 6.6%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $5.1 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2014 increased by $11.4 million, or 4.5%, as compared to the same period in 2013, primarily due to increased sales of our high-value product offerings such as our ready-to-use seals, stoppers and plungers, as well as Daikyo and Daikyo RSV (ready-to-sterilize validated) products. Sales price increases contributed 0.9 percentage points of the increase.

Packaging Systems’ net sales increased by $17.9 million, or 3.6%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $7.6 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2014 increased by $10.3 million, or 2.0%, as compared to the same period in 2013, primarily due to increases in sales of our Daikyo and Daikyo RSV (ready-to-sterilize validated) products, our ready-to-use seals, stoppers and plungers and our standard packaging components. Sales price increases contributed 0.7 percentage points of the increase.

Delivery Systems – Delivery Systems’ net sales increased by $7.8 million, or 8.3%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $1.0 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2014 increased by $6.8 million, or 7.2%, as compared to the same period in 2013, primarily due to increases in contract manufacturing sales and sales of SmartDose and CZ products. Proprietary net sales represented 27.1% of Delivery Systems' net sales for the three months ended June 30, 2014, as compared to 25.6% for the same period in 2013. Sales price increases contributed 0.4 percentage points of the increase.

Delivery Systems’ net sales increased by $13.6 million, or 7.5%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $1.9 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2014 increased by $11.7 million, or 6.4%, as compared to the same period in 2013, primarily due to an increase in contract manufacturing sales and sales of SmartDose. Proprietary net sales represented 24.8% of Delivery Systems' net sales for the six months ended June 30, 2014, as compared to 25.4% for the same period in 2013. Sales price increases contributed 0.7 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems:
Gross Profit	$101.3	$92.7	$190.7	$187.5
Gross Margin	37.8%	36.9%	36.6%	37.3%
Delivery Systems:
Gross Profit	$20.5	$18.2	$37.5	$35.1
Gross Margin	20.3%	19.5%	19.2%	19.3%
Consolidated Gross Profit	$121.8	$110.9	$228.2	$222.6
Consolidated Gross Margin	33.0%	32.2%	31.9%	32.6%

Consolidated gross profit increased by $10.9 million, or 9.8%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $1.8 million. Consolidated gross margin increased by 0.8 margin points for the three months ended June 30, 2014, as compared to the same period in 2013.

Consolidated gross profit increased by $5.6 million, or 2.5%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $2.6 million. Consolidated gross margin decreased by 0.7 margin points for the six months ended June 30, 2014, as compared to the same period in 2013.

Packaging Systems – Packaging Systems’ gross profit increased by $8.6 million, or 9.3%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $1.7 million. Packaging Systems’ gross margin increased by 0.9 margin points for the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of the favorable mix of products sold, production efficiencies, sales price increases, and raw material cost decreases, all of which were partially offset by increased wages, benefits and other costs.

Packaging Systems’ gross profit increased by $3.2 million, or 1.7%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $2.4 million. Packaging Systems’ gross margin decreased by 0.7 margin points for the six months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of less-than-average sales price increases and the unfavorable mix of products sold during the first quarter of 2014.

Delivery Systems – Delivery Systems’ gross profit increased by $2.3 million, or 12.6%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.1 million. Delivery Systems’ gross margin increased by 0.8 margin points for the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of the favorable mix of products sold, production efficiencies, and sales price increases, all of which were partially offset by the impact of wage, benefit and other cost increases, as well as raw material cost increases.

Delivery Systems' gross profit increased by $2.4 million, or 6.8%, for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.2 million. Delivery Systems’ gross margin decreased by 0.1 margin points for the six months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of increased wages, benefits and other costs, as well as raw material price increases, all of which were partially offset by higher sales volumes, production efficiencies, and sales price increases.

R&D Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems	$4.1	$3.6	$8.4	$7.0
Delivery Systems	5.8	5.9	11.5	11.6
Consolidated R&D Costs	$9.9	$9.5	$19.9	$18.6

Consolidated R&D costs increased by $0.4 million, or 4.2%, and $1.3 million, or 7.0%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

Packaging Systems – Packaging Systems' R&D costs increased by $0.5 million, or 13.9%, and $1.4 million, or 20.0%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of continued investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs decreased by $0.1 million, or 1.7%, and $0.1 million, or 0.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Efforts remain focused on the further development of SmartDose and CZ products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems	$33.7	$32.4	$66.6	$64.5
Delivery Systems	11.3	10.7	22.9	21.1
Corporate	12.5	16.6	24.4	33.1
Consolidated SG&A costs	$57.5	$59.7	$113.9	$118.7
SG&A as a % of net sales	15.6%	17.3%	15.9%	17.4%

Consolidated SG&A costs decreased by $2.2 million, or 3.7%, for the three months ended June 30, 2014, as compared to the same period in 2013. Consolidated SG&A costs were 15.6% and 17.3% of consolidated net sales for the three months ended June 30, 2014 and 2013, respectively.

Consolidated SG&A costs decreased by $4.8 million, or 4.0%, for the six months ended June 30, 2014, as compared to the same period in 2013. Consolidated SG&A costs were 15.9% and 17.4% of consolidated net sales for the six months ended June 30, 2014 and 2013, respectively.

Packaging Systems – Packaging Systems' SG&A costs increased by $1.3 million, or 4.0%, and $2.1 million, or 3.3%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of increased compensation costs mostly related to merit and headcount increases.

Delivery Systems – Delivery Systems' SG&A costs increased by $0.6 million, or 5.6%, for the three months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of increased compensation costs mainly related to headcount and merit increases.

Delivery Systems' SG&A costs increased by $1.8 million, or 8.5%, for the six months ended June 30, 2014, as compared to the same period in 2013, primarily as a result of increased compensation costs mainly related to headcount and merit increases and incremental depreciation and amortization expense.

Corporate – Corporate’s SG&A costs decreased by $4.1 million, or 24.7%, for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a $1.8 million decrease in U.S. pension expense mostly resulting from changes in actuarial valuations at the outset of the year, a $1.6 million decrease in incentive compensation costs, and a $0.4 million decrease in both stock-based compensation expense and intellectual property-related costs. The decrease in stock-based compensation expense was primarily due to the impact of lower share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

Corporate’s SG&A costs decreased by $8.7 million, or 26.3%, for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to a $3.7 million decrease in U.S. pension expense mostly resulting from changes in actuarial valuations at the outset of the year, a $2.6 million decrease in incentive compensation costs, a $1.5 million decrease in stock-based compensation expense, and a $1.0 million decrease in intellectual property-related costs. The decrease in stock-based compensation expense was primarily due to the impact of lower share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment:

Expense (income)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems	$0.6	$(0.1)	$1.4	$0.5
Delivery Systems	(0.3)	(0.7)	(0.4)	(1.1)
Consolidated other expense (income)	$0.3	$(0.8)	$1.0	$(0.6)

Other income and expense items, consisting primarily of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results. Consolidated other expense (income) changed by $1.1 million and $1.6 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

Packaging Systems – Packaging Systems' other expense (income) changed by $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to increased foreign exchange transaction losses and miscellaneous fixed asset disposals.

Delivery Systems – Delivery Systems' other income decreased by $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to foreign exchange transaction losses and an increase in the amount of SmartDose contingent consideration recorded.

Since February 2013, when the Venezuelan government announced a devaluation of the bolivar, we have used the official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure our Venezuelan subsidiary's financial statements in U.S. dollars. Beginning in December 2013, the Venezuelan government announced a series of changes to the regulations governing its currency exchange market, which included the expanded use of a recently-created currency exchange mechanism and the creation of a third currency exchange mechanism. As the majority of our currency purchases are transacted at the official exchange rate of 6.3 bolivars per U.S. dollar, we have continued to re-measure our Venezuelan subsidiary's financial statements using the official rate. At June 30, 2014, we had $2.2 million in net monetary assets denominated in Venezuelan bolivars, including $1.1 million in cash and cash equivalents. If we determine that we should use one of the other currency exchange mechanisms in Venezuela in the future, or if there is a significant devaluation in the official exchange rate, a pre-tax charge up to the amount of our Venezuelan subsidiary's net monetary assets denominated in bolivars could be required. We will continue to actively monitor the political and economic developments in Venezuela.

Operating Profit

The following table presents operating profit (loss), consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Packaging Systems	$62.9	$56.8	$114.3	$115.5
Delivery Systems	3.7	2.3	3.5	3.5
Corporate	(12.5)	(16.6)	(24.4)	(33.1)
Consolidated operating profit	$54.1	$42.5	$93.4	$85.9
Consolidated operating profit margin	14.7%	12.3%	13.1%	12.6%

Consolidated operating profit increased by $11.6 million, or 27.3%, and $7.5 million, or 8.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, including a favorable foreign currency impact of $1.4 million and $2.0 million for the three and six months ended June 30, 2014, respectively. Consolidated operating profit margin increased by 2.4 margin points and 0.5 margin points for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

Packaging Systems – Packaging Systems’ operating profit increased by $6.1 million, or 10.7%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $1.3 million, due to the factors described above.

Packaging Systems' operating profit decreased by $1.2 million, or 1.0%, for the six months ended June 30, 2014, as compared to the same period in 2013, despite a favorable foreign currency impact of $1.8 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit increased by $1.4 million, or 60.9%, for the three months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.1 million, due to the factors described above.

Delivery Systems' operating profit remained constant at $3.5 million for the six months ended June 30, 2014, as compared to the same period in 2013, including a favorable foreign currency impact of $0.2 million, due to the factors described above.

Corporate – Corporate costs decreased by $4.1 million, or 24.7%, and $8.7 million, or 26.3%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, due to the factors described above.

Loss on Debt Extinguishment

During the six months ended June 30, 2013, we repurchased $1.7 million in aggregate principal amount of our convertible debt, resulting in a pre-tax loss on debt extinguishment of $0.2 million, the majority of which consisted of the premium over par value.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Interest expense	$4.6	$4.7	$9.1	$9.5
Capitalized interest	(0.4)	(0.6)	(0.9)	(0.8)
Interest income	(0.5)	(0.4)	(0.9)	(1.0)
Interest expense, net	$3.7	$3.7	$7.3	$7.7

Interest expense, net, remained constant at $3.7 million for the three months ended June 30, 2014, as compared to the same period in 2013, as a decrease in interest expense and an increase in interest income were offset by a decrease in capitalized interest. Interest expense, net, decreased by $0.4 million, or 5.2%, for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to lower interest expense resulting from less debt outstanding during the six months ended June 30, 2014.

Income Taxes

The provision for income taxes was $14.0 million and $23.8 million for the three and six months ended June 30, 2014, respectively, and the effective tax rate was 27.7% for both periods. The provision for income taxes was $10.3 million and $18.9 million for the three and six months ended June 30, 2013, respectively, and the effective tax rates were 26.5% and 24.2%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2014 primarily reflects the absence of the R&D tax credit in 2014 and changes in our geographic mix of earnings. The R&D tax credit was retroactively reinstated in January 2013 for two years, from January 1, 2012 through December 31, 2013, as a result of the enactment of the Taxpayer Relief Act. The increase in the effective tax rate for the six months ended June 30, 2014 also reflects the impact of the $1.3 million discrete tax benefit recorded during the six months ended June 30, 2013 related to the R&D tax credit for activities completed in 2012. In accordance with U.S. GAAP, although the Taxpayer Relief Act reinstated the tax credit on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $0.5 million, or 29.4%, for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to unfavorable operating results at Daikyo mostly related to an increase in cost of goods sold. Equity in net income of affiliated companies decreased by $0.4 million, or 14.3%, for the six months ended June 30, 2014, as compared to the same period in 2013, as unfavorable operating results at Daikyo, which included an unfavorable foreign exchange impact, were partially offset by favorable operating results in Mexico.

Net Income

Net income for the three months ended June 30, 2014 was $37.6 million. Net income for the three months ended June 30, 2013 was $30.2 million.

Net income for the six months ended June 30, 2014 was $64.7 million. Net income for the six months ended June 30, 2013 was $61.9 million, which included a loss on extinguishment of debt of $0.2 million and a discrete tax benefit of $1.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2014	2013
Net cash provided by operating activities	$73.0	$98.4
Net cash used in investing activities	(57.0)	(81.9)
Net cash (used in) provided by financing activities	(19.0)	15.3

Net Cash Provided by Operating Activities – Net cash provided by operating activities for the six months ended June, 2014 was $73.0 million, a decrease of $25.4 million from the same period in 2013. Net cash provided by operating activities for the six months ended June 30, 2014 decreased primarily due to our receipt of a nonrefundable customer payment of $20.0 million in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area.

Net Cash Used in Investing Activities – Net cash used in investing activities for the six months ended June 30, 2014 was $57.0 million, a decrease of $24.9 million from the same period in 2013. Net cash used in investing activities for the six months ended June 30, 2014 decreased primarily due to a $27.6 million decrease in capital spending, to $56.2 million, mainly as the construction of our new corporate office and research building was completed in February 2013. The majority of the capital spending for the six months ended June 30, 2014 related to new products, expansion activity, and emerging markets, including capital projects in the U.S., India and China.

Net Cash (Used in) Provided by Financing Activities – Net cash used in financing activities for the six months ended June 30, 2014 was $19.0 million, a change of $34.3 million from the net cash provided by financing activities for the six months ended June 30, 2013. Net cash used in financing activities for the six months ended June 30, 2014 changed primarily due to a reduction in our net debt activity and a $5.5 million decrease in proceeds from stock option exercises, as compared to the six months ended June 30, 2013. We used cash generated from operations and cash repatriated from our subsidiaries in Israel to fund our working capital needs, capital expenditures, and to pay dividends during the six months ended June 30, 2014.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$226.7	$230.0
Short-term investments	8.5	7.5
Working capital	464.2	413.8
Total debt	361.5	373.5
Total equity	972.6	906.4
Net debt-to-total invested capital	12.2%	13.7%

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

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2014 consisted of cash held in depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at June 30, 2014 included $23.1 million of cash held by subsidiaries within the U.S., and $203.6 million of cash held by subsidiaries outside of the U.S., primarily in Germany, Singapore, and Israel, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the U.S. could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans. In June 2014, through a series of intercompany dividends, we repatriated approximately $27.8 million of cash held by our subsidiaries in Israel, which was subsequently used to pay down some of our outstanding debt and for general corporate purposes.

Working capital – Working capital at June 30, 2014 increased by $50.4 million, or 12.2%, as compared to December 31, 2013, despite a decrease of $0.6 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $3.0 million, accounts receivable and inventories increased by $24.5 million and $11.3 million, respectively, and total current liabilities decreased by $15.5 million. Accounts receivable and inventories increased primarily due to increased sales activity and timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns; accounts receivable turnover measurements declined slightly between December 31, 2013 and June 30, 2014, while inventory turnover measurements remained consistent for those period ends. The decrease in current liabilities was primarily due to a decrease in accrued capital expenditures.

Debt and credit facilities – The $12.0 million decrease in total debt at June 30, 2014, as compared to December 31, 2013, resulted from net repayments of $11.1 million and foreign currency rate fluctuations of $0.9 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Borrowings under the multi-currency revolving credit facility bear interest at a rate equal to one-month LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At June 30, 2014, we had $43.6 million in outstanding borrowings under this facility, of which $4.9 million was denominated in Yen, $28.7 million in Euro and the remainder in USD. The total amount outstanding at June 30, 2014 and December 31, 2013, was classified as long-term. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $252.9 million at June 30, 2014. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2014, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2013 Annual Report. During the six months ended June 30, 2014, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2014, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2013 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2013 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the six months ended June 30, 2014, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements provide our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, market position and expenditures.  All statements that address operating performance or events or developments that we expect or anticipate will occur in the future - including statements relating to sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results - are forward-looking statements.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	the relative strength of the U.S. dollar in relation to other currencies, particularly the Euro, British Pound, Danish Krone, Singapore Dollar, and Japanese Yen; and

•	the potential adverse effects of recently enacted U.S. healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Item 1A of our 2013 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2014 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. The number of shares purchased and price paid per share shown below have been adjusted to reflect the two-for-one stock split discussed in Note 1, Summary of Significant Accounting Policies.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2014	50	$42.34	—	—
May 1 – 31, 2014	410	43.12	—	—
June 1 – 30, 2014	70	42.63	—	—
Total	530	$42.98	—	—

(1)
Includes 530 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Form of 2014 Stock-Settled Restricted Stock Unit Award.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

August 1, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective December 17, 2007 are incorporated by reference from our Form 8-K dated December 17, 2007.
3.2	Certificate of Amendment of our Amended and Restated Articles of Incorporation, is incorporated by reference from our Form 8-K filed on August 26, 2013.
3.3	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Form of 2014 Stock-Settled Restricted Stock Unit Award.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1