Form 10-K
period 2014-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2015-02-25
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $2,985,690,126 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2015, there were 71,495,486 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2015	Part III

PART I

ITEM 1. BUSINESS
General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as delivery system components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers of pharmaceuticals, biologics, medical devices and personal care products. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

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

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2014 fiscal year. Our 2015 Proxy Statement will be available on our website on or about March 31, 2015, under the caption Investors - Annual Report & Proxy.

Information about our corporate governance, including our Corporate Governance Principles and Code of Business Conduct, as well as information about our Directors, Board Committees, Committee Charters, and instructions on how to contact the Board is available on our website under the Investors - Corporate Governance caption. We intend to make any required disclosures regarding any amendments of our Code of Business Conduct or waivers granted to any of our directors or executive officers under the heading Code of Business Conduct on our website. Information relating to the West Pharmaceutical Services Dividend Reinvestment Plan is also available on our website under the Investors - Transfer Agent/Dividend Reinvestment caption.

We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, West Pharmaceutical Services, Inc., 530 Herman O. West Drive, Exton, PA 19341.

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

Our NovaPure® components, which include serum and lyophilization stoppers and syringe plungers, incorporate quality by design principles and are manufactured utilizing advanced process technologies. The closures provide the highest levels of quality to the market, helping to ensure the safety, efficacy and purity of injectable drug products.

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

See Note 17, Segment Information, for net sales and asset information for Packaging Systems.

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

Our administration systems include sterile devices for the administration of drug products, including patented products such as the MixJect® transfer device, the Mix2Vial® needleless reconstitution system and vial adapters.

Examples of our safety systems that are designed to prevent needle sticks are érisTM and NovaGuard® SA for prefilled syringes and NovaGuard LP for luer lock syringes.

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

Our SmartDose electronic patch injector system is under evaluation by several biopharmaceutical companies. This system is designed for controlled, subcutaneous delivery of high volume and high viscosity drugs, using prefilled Daikyo CZ cartridges. The system is fully programmable, has a single push-button operation and a hidden needle for safety.

The ConfiDose® auto-injector and SelfDoseTM self-injection systems enhance patient compliance and safety. The needle remains automatically shielded at all times. These systems eliminate preparation steps and simplify the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home.

See Note 17, Segment Information, for net sales and asset information for Delivery Systems.

International

We have significant operations outside of the United States ("U.S."), which are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems. Sales outside of the U.S. accounted for 54% of consolidated net sales in 2014. For a geographic breakdown of sales, see Note 17, Segment Information.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. dollar, multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

See further discussion of our international operations, the risks associated with our international operations, and our attempt to minimize some of these risks in Part I, Item 1A, Risk Factors; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Financial Condition, Liquidity and Capital Resources; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; Note 1 under the captions Financial Instruments and Foreign Currency Translation; and Note 9, Derivative Financial Instruments.

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
Our Delivery Systems business is not inherently seasonal.
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
Our ten largest customers accounted for 40.2% of our consolidated net sales in 2014, but none of these customers individually accounted for more than 10% of net sales. See Note 17, Segment Information, for information on sales by significant product group.

Order Backlog

At December 31, 2014 and 2013, the order backlog for Packaging Systems, excluding consigned inventory, was $339.7 million and $315.6 million, respectively. The increase in the order backlog for Packaging Systems primarily reflects a return to normal levels, partially offset by an unfavorable foreign currency impact. In 2013, several customers completed strategic stock-building, which resulted in a reduced order backlog at December 31, 2013. Order backlog includes firm orders placed by customers for manufacture over a period of time according to their schedule or upon confirmation by the customer. We also have contractual arrangements with a number of our customers. Products covered by these contracts are included in our backlog only as orders are received. Order backlog may be positively or negatively impacted by several factors, including customer ordering patterns and the necessary lead-time to deliver customer orders. Order backlog is one of many measures we use to understand future demand, and should not be considered in isolation to predict future sales growth. The entire order backlog for Packaging Systems at December 31, 2014 is expected to be filled during 2015.
The majority of Delivery Systems' manufacturing activity is governed by contractual volume expectations, with terms between one and three years, subject to periodic revisions based on customer requirements.

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

Because of the more demanding regulatory requirements in the medical device component area, there are a smaller number of competitors, mostly large-scale companies. We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract manufacturing capabilities and knowledge of and experience in complying with U.S. Food and Drug Administration ("FDA") requirements. With our range of proprietary technologies, we compete with new and established companies in the area of drug delivery devices, including suppliers of prefillable syringes, auto-injectors, safety needles and other proprietary systems.
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
Commercial development of our new products and services for medical and pharmaceutical applications commonly requires several years. New products that we develop may require separate approval as medical devices, and products that are intended to be used in the packaging and delivery of pharmaceutical products will be subject to both customer acceptance of our products and regulatory approval of the customer's products following our development period.

We spent $16.3 million in 2014, $15.1 million in 2013, and $12.7 million in 2012 on research and development for Packaging Systems. Delivery Systems incurred research and development costs of $21.0 million, $22.8 million, and $20.5 million in the years 2014, 2013 and 2012, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no material capital expenditures for environmental control facilities in 2014 and there are no material expenditures planned for such purposes in 2015.

Employees

As of December 31, 2014, we employed approximately 7,000 people in our operations throughout the world.

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

Our business is subject to foreign currency exchange rate fluctuations. Sales outside of the U.S. accounted for 54% of our consolidated net sales in 2014 and we anticipate that sales from international operations will continue to represent a significant portion of our total sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Further, we intend to continue our expansion into emerging and/or faster-growing markets outside of the U.S. in the future. Virtually all of our international sales, assets and related operating costs and expenses are earned, valued or incurred in the currency of the local country, primarily the Euro, the Danish Krone, and the Singapore Dollar. In addition, we are exposed to Japanese Yen ("Yen"), as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo. Our consolidated financial statements are presented in U.S. dollars, and, therefore, we must translate the reported values of our foreign assets, liabilities, revenues and expenses into U.S. dollars, which can result in significant fluctuations in the amount of those assets, liabilities, revenues or expenses. The exchange rates between these foreign currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Increases or decreases in the value of the U.S. dollar compared to these foreign currencies may negatively affect the value of these items in our consolidated financial statements, which could have a material adverse effect on our operating results.

In addition to translation risks, we incur currency transaction risk when we or one of our subsidiaries enters into a purchase or sales transaction in a currency other than that entity's local currency. In order to reduce our exposure to fluctuations in certain exchange rates, we have entered, and expect to continue to enter, into hedging arrangements, including the use of financial derivatives. There can be no certainty that we will be able to enter into or maintain hedges of these currency risks, or that our hedges will be effective, which could have a significant effect on our financial condition and operating results.

If we are unable to provide comparative value advantages, timely fulfillment of customer orders or resist pricing pressure, we will have to reduce our prices, which may reduce our profit margins.

We compete with several companies across our major product lines. Because of the special nature of these products, competition is based primarily on product design and performance, although total cost is becoming increasingly important as pharmaceutical companies continue with aggressive cost-control programs across their operations. Competitors often compete on the basis of price. We differentiate ourselves from our competition as a "full-service, value-added" global supplier that is able to provide pre-sale compatibility studies and other services and sophisticated post-sale technical support on a global basis. However, we face continued pricing pressure from our customers and competitors. If we are unable to resist or to offset the effects of continued pricing pressure through our value-added services, improved operating efficiencies and reduced expenditures, or if we have to reduce our prices, our sales and profitability may suffer.

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

Our patents, trademarks and other intellectual property are important to our business. We rely on patent, trademark, copyright, trade secret, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property in some countries. Failure to protect our intellectual property could harm our business and results of operations. In addition, if relevant and effective patent protection is not available, we may not prevent competitors from independently developing products and services similar or duplicative to ours.

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

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems
Manufacturing:	Contract Analytical Laboratory:
North American Operations	North American Operations
United States	United States
Clearwater, FL	Exton, PA
Jersey Shore, PA
Kearney, NE	Mold-and-Die Tool Shops:
Kinston, NC	North American Operations
Lititz, PA	United States
St. Petersburg, FL (1)	Upper Darby, PA

South American Operations	European Operations
Brazil	England
Sao Paulo	Bodmin (2)

European Operations
Denmark	Delivery Systems
Horsens	Manufacturing:
North American Operations
England	United States
St. Austell	Frankfort, IN (2)
Grand Rapids, MI
France	Phoenix, AZ (2)
Le Nouvion	Scottsdale, AZ (2)(3)
Tempe, AZ (2)
Germany	Williamsport, PA
Eschweiler (1)
Stolberg	Puerto Rico
Cayey
Serbia
Kovin	European Operations
France
Asia Pacific Operations	Le Vaudreuil (2)
China
Qingpu	Ireland
Dublin (2)
India
Sri City

Singapore
Jurong

(1)	This manufacturing facility is also used for research and development activities.

(2)	This facility is leased in whole or in part.

(3)	This manufacturing facility is also used for mold and die production.

Our Delivery Systems segment leases facilities located in Israel, New Jersey and Texas for research and development, as well as other activities. Sales offices in various locations are leased under short-term arrangements.

In October 2014, we announced plans to expand our global manufacturing operations to include a new facility in Waterford, Ireland, which will produce packaging components for insulin injector cartridges and other high-value packaging components. Construction is planned to begin in 2015, subject to the project obtaining requisite planning and zoning approvals.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Executive officers are elected by the board of directors annually at the regular meeting of the board of directors following the Annual Meeting of Shareholders.

Name	Age	Position
Michael A. Anderson	59
Vice President and Treasurer since June 2001. He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	55
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

William J. Federici	55
Senior Vice President, and Chief Financial Officer since joining the Company in August 2003. He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and, prior thereto, an audit partner with Arthur Andersen, LLP.

Karen A. Flynn	52
President, Pharmaceutical Packaging Systems since October 2014. She was President, Pharmaceutical Packaging Systems Americas Region from June 2012 to October 2014 and served as Vice President, Sales from May 2008 to June 2012. From 2000 to 2008, she worked in Sales Management, most recently as Vice President, Global Accounts, for Catalent (formerly known as Cardinal Health). Prior thereto, she held various positions at West, including Quality, Research and Development, and Sales.

John R. Gailey III	60	Senior Vice President, General Counsel since May 1994, and Chief Compliance Officer. He served as Corporate Counsel from 1991 until his appointment as General Counsel.

Heino Lennartz	49
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

Richard D. Luzzi	63
Senior Vice President, Human Resources since June 2002. He served as Vice President, Human Resources of GS Industries, a steel manufacturer, from 1998 to 2002, Vice President, Human Resources of Lukens Steel from 1993 to 1998, and Vice President, Human Resources of Rockwell International, from 1990 to 1993.

Daniel Malone	53
Vice President and Corporate Controller since August 2011. He was Vice President of Finance, Pharmaceutical Packaging Systems Americas Region from September 2008 to August 2011 and Director of Financial and Management Reporting from October 1999 to September 2008.

Donald E. Morel, Jr., Ph.D.	57
Chairman of the Board of the Company since March 2003 and our Chief Executive Officer since April 2002. He was our President from April 2002 to June 2006 and Chief Operating Officer from May 2001 to April 2002. He was Division President, Drug Delivery Systems from October 1999 to May 2001, and prior thereto, Group President.

John E. Paproski	58
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

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2014	51.12	41.41	45.73	40.93	45.43	39.11	55.29	43.49	55.29	39.11
2013	32.74	27.31	35.45	30.85	41.54	35.25	50.60	39.62	50.60	27.31

As of January 31, 2015, we had 891 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.095 per share in each of the first three quarters of 2013; $0.10 per share in the fourth quarter of 2013 and each of the first three quarters of 2014; and $0.11 per share in the fourth quarter of 2014.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2014 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 – 31, 2014	—	$—	—	(2)
November 1 – 30, 2014	380	51.05	—	(2)
December 1 – 31, 2014	60	53.68	—	(2)
Total	440	$51.41	—	(2)

(1)
Includes 440 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
On October 29, 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted under the regulations of the Securities and Exchange Commission. The extent to which we repurchase the shares and the timing of any repurchases will be determined by us based on our evaluation of market conditions and other factors. The program is expected to be completed no later than December 31, 2015. As of December 31, 2014, no shares had been repurchased under the program.

Performance Graph

The following graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor's SmallCap 600 Index and the Standard & Poor's 600 Health Care Equipment & Supplies Industry for the five years ended December 31, 2014. Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 2009 and is compared to the cumulative total return of the SmallCap 600 Index and the 600 Health Care Equipment & Supplies Industry over the period with a like amount invested.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Net sales	$1,421.4	$1,368.4	$1,266.4	$1,192.3	$1,104.7
Operating profit	182.0	162.4	135.1	109.6	90.7
Net income	$127.1	$112.3	$80.7	$75.5	$65.3
Net income per share:
Basic (1)	$1.79	$1.61	$1.19	$1.12	$0.98
Diluted (2)	1.75	1.57	1.15	1.08	0.95
Weighted average common shares outstanding	70.9	69.6	68.1	67.3	66.7
Weighted average shares assuming dilution	72.8	71.4	71.8	74.0	73.5
Dividends declared per common share	$0.41	$0.39	$0.37	$0.35	$0.33
YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$255.3	$230.0	$161.9	$91.8	$110.2
Working capital	406.8	413.8	295.5	228.8	266.9
Total assets	1,670.9	1,671.6	1,564.0	1,399.1	1,294.3
Total invested capital:
Total debt	336.7	373.5	411.5	349.4	358.4
Total equity	956.9	906.4	728.9	654.9	625.7
Total invested capital	$1,293.6	$1,279.9	$1,140.4	$1,004.3	$984.1
PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	31.5%	31.8%	30.6%	28.5%	28.8%
Operating profitability (b)	12.8%	11.9%	10.7%	9.2%	8.2%
Effective tax rate	28.0%	27.4%	30.2%	25.3%	18.3%
Return on invested capital (c)	10.2%	9.8%	8.8%	8.2%	7.6%
Net debt-to-total invested capital (d)	7.8%	13.7%	25.5%	28.2%	28.4%
Research and development expenses	$37.3	$37.9	$33.2	$29.1	$23.9
Operating cash flow	182.9	220.5	187.4	130.7	138.3
Stock price range	$55.29-39.11	$50.60-27.31	$28.01-18.68	$23.98-17.75	$22.42-16.37

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
(c) Operating profit multiplied by one minus the effective tax rate divided by average total invested capital.
(d) Net debt (total debt less cash and cash equivalents) divided by total invested capital net of cash and cash equivalents.

Factors affecting the comparability of the information reflected in the selected financial data:

▪	Net income in 2014 included the impact of a charge for license costs associated with acquired in-process research of $0.8 million (net of $0.4 million in tax) and discrete tax charges of $1.8 million.

▪	Net income in 2013 included the impact of a loss on extinguishment of debt of $0.2 million and net discrete tax charges of $3.6 million.

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

Our Operations

We are a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as delivery system components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers of pharmaceuticals, biologics, medical devices and personal care products. We were incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

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

As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the U.S. in currencies other than the U.S. dollar, including 44% in Europe and 10% collectively in Asia, South America, and Israel. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar, as compared to the foreign currencies in which we conduct our business. In terms of net sales, the most significant foreign currencies are the Euro, the Danish Krone, and the Singapore Dollar, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. In addition, we are exposed to Yen, as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo. During 2014, average exchange rates were unfavorable versus the exchange rates realized in 2013, resulting in lower reported net sales and operating profit of $5.5 million and $1.4 million, respectively, versus 2013.

2014 Financial Performance Highlights

•	Net sales were $1,421.4 million, an increase of 3.9% from 2013. Excluding foreign currency effects, net sales increased by $58.5 million, or 4.3%.

•	Gross profit was $447.8 million, an increase of 3.0% from 2013, and our gross margin percentage decreased by 0.3 margin points to 31.5%.

•	Operating profit for 2014 was $182.0 million, an increase of 12.1% from 2013, and our operating profit margin increased by 0.9 margin points to 12.8%.

•	Net income for 2014 was $127.1 million, or $1.75 per diluted share, compared to $112.3 million, or $1.57 per diluted share, in 2013.

•
Our financial position remains strong, with cash and cash equivalents of $255.3 million and a borrowing capacity available under our multi-currency revolving credit facility of $266.8 million at December 31, 2014, and net cash provided by operating activities totaling $182.9 million in 2014.

•	Our Board of Directors approved an increase in the quarterly cash dividend, which began with the fourth quarter 2014 dividend of $0.11 per share.

•	The translation of our non-U.S. dollar-denominated sales is expected to adversely affect 2015 sales and net income per share, as compared to 2014.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems	$1,019.7	$996.0	$915.1	2.4%	8.8%
Delivery Systems	402.5	374.1	352.1	7.6%	6.2%
Intersegment sales elimination	(0.8)	(1.7)	(0.8)	—	—
Consolidated net sales	$1,421.4	$1,368.4	$1,266.4	3.9%	8.0%

2014 compared to 2013
Consolidated net sales increased by $53.0 million, or 3.9%, in 2014, despite an unfavorable foreign currency impact of $5.5 million. Excluding foreign currency effects, consolidated net sales increased by $58.5 million, or 4.3%.

Packaging Systems – Packaging Systems’ net sales increased by $23.7 million, or 2.4%, in 2014, despite an unfavorable foreign currency impact of $5.7 million. Excluding foreign currency effects, net sales increased by $29.4 million, or 2.9%. While overall growth in our high-value product offerings continued, customer inventory management actions due to regulatory issues and formulation changes reduced demand levels for Teflon and FluroTec-coated components, resulting in a reduction in sales of these products in 2014. Our high-value product offerings represented 43.2% of Packaging Systems' net sales for 2014, as compared to 42.9% in 2013. Higher sales volumes and a moderate improvement in product mix contributed 2.1 percentage points of the increase, and sales price increases contributed 0.8 percentage points of the increase.

Delivery Systems – Delivery Systems’ net sales increased by $28.4 million, or 7.6%, in 2014, including a favorable foreign currency impact of $0.2 million. Excluding foreign currency effects, net sales increased by $28.2 million, or 7.5%, primarily due to an increase in contract manufacturing sales, proprietary reconstitution product sales, and customer-funded clinical development sales of our SmartDose component samples. Proprietary net sales represented 26.2% of Delivery Systems' net sales for 2014, as compared to 24.8% in 2013. Sales volume and product mix improvements contributed 7.1 percentage points of the increase, and sales price increases contributed the remainder of the increase.

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

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems:
Gross Profit	$369.0	$361.4	$318.4	2.1%	13.5%
Gross Margin	36.2%	36.3%	34.8%
Delivery Systems:
Gross Profit	$78.8	$73.3	$69.3	7.5%	5.8%
Gross Margin	19.6%	19.6%	19.7%
Consolidated Gross Profit	$447.8	$434.7	$387.7	3.0%	12.1%
Consolidated Gross Margin	31.5%	31.8%	30.6%

2014 compared to 2013
Consolidated gross profit increased by $13.1 million, or 3.0%, in 2014, despite an unfavorable foreign currency impact of $2.3 million. Consolidated gross margin decreased by 0.3 margin points in 2014.

Packaging Systems – Packaging Systems’ gross profit increased by $7.6 million, or 2.1%, in 2014, despite an unfavorable foreign currency impact of $2.3 million. Packaging Systems' gross margin decreased by 0.1 margin points in 2014, as lower raw material costs and moderate sales price and product mix improvements were offset by increased employee compensation, laboratory and engineering costs.

Delivery Systems – Delivery Systems’ gross profit increased by $5.5 million, or 7.5%, in 2014. Delivery Systems’ gross margin remained constant at 19.6%, as margin improvements from the increased proportion of proprietary products sold were offset by higher depreciation and overhead costs for these programs, as well as start-up costs on new contract manufacturing products.

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

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems	$16.3	$15.1	$12.7	7.9%	18.9%
Delivery Systems	21.0	22.8	20.5	(7.9)%	11.2%
Consolidated R&D costs	$37.3	$37.9	$33.2	(1.6)%	14.2%

2014 compared to 2013
Consolidated R&D costs decreased by $0.6 million, or 1.6%, in 2014.

Packaging Systems – Packaging Systems' R&D costs increased by $1.2 million, or 7.9%, in 2014, as a result of continued investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs decreased by $1.8 million, or 7.9%, in 2014, primarily due to the reassignment of personnel to clinical trial production activities for SmartDose. Efforts remain focused on the further development of SmartDose and CZ products.

2013 compared to 2012
Consolidated R&D costs increased by $4.7 million, or 14.2%, in 2013.

Packaging Systems – Packaging Systems' R&D costs increased by $2.4 million, or 18.9%, in 2013, as a result of increased investment in next-generation packaging components.

Delivery Systems – Delivery Systems' R&D costs increased by $2.3 million, or 11.2%, in 2013, as a result of development work on SmartDose and the SelfDose and ConfiDose systems.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems	$130.1	$128.4	$116.7	1.3%	10.0%
Delivery Systems	45.4	42.6	37.0	6.6%	15.1%
Corporate	53.2	63.9	64.4	(16.7)%	(0.8)%
Consolidated SG&A costs	$228.7	$234.9	$218.1	(2.6)%	7.7%
SG&A as a % of net sales	16.1%	17.2%	17.2%

2014 compared to 2013
Consolidated SG&A costs decreased by $6.2 million, or 2.6%, in 2014, including the impact of foreign currency, which decreased SG&A costs by $0.9 million. Consolidated SG&A costs for 2014 and 2013 were 16.1% and 17.2%, respectively, of consolidated net sales for 2014 and 2013.

Packaging Systems – Packaging Systems' SG&A costs increased by $1.7 million, or 1.3%, in 2014, as a result of increased compensation costs for wage increases and additional marketing and sales personnel in Asia, partially offset by a decrease in consulting costs and foreign currency effects.

Delivery Systems – Delivery Systems' SG&A costs increased by $2.8 million, or 6.6%, in 2014, as a result of incremental business development costs and depreciation and amortization expense.

Corporate – Corporate's SG&A costs decreased by $10.7 million, or 16.7%, in 2014, due to a decrease in U.S. pension expense mostly resulting from the amortization of actuarial gains and losses and a decrease in incentive compensation costs.

2013 compared to 2012
Consolidated SG&A costs increased by $16.8 million, or 7.7%, in 2013, including the impact of foreign currency, which increased SG&A costs by $0.5 million. Consolidated SG&A costs for both 2013 and 2012 were 17.2% of consolidated net sales for 2013 and 2012.

Packaging Systems – Packaging Systems' SG&A costs increased by $11.7 million, or 10.0%, in 2013, as a result of increased compensation costs mainly related to merit and headcount increases, particularly in Asia, incremental consulting costs for supply chain initiatives and information technology projects, incentive compensation cost increases, and foreign currency effects, which increased SG&A costs by $0.4 million.

Delivery Systems – Delivery Systems' SG&A costs increased by $5.6 million, or 15.1%, in 2013, as a result of increased compensation costs, incremental legal, sales and marketing costs, and foreign currency effects, which increased SG&A costs by $0.1 million.

Corporate – Corporate's SG&A costs decreased by $0.5 million, or 0.8%, in 2013, as decreases in outside services and pension costs were mostly offset by increased stock-based compensation expense. The increase in stock-based compensation expense was due to increased performance-based achievement levels and the impact of higher share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) expense	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems	$(0.4)	$0.9	$1.5	144.4%	(40.0)%
Delivery Systems	(1.1)	(1.5)	(6.6)	(26.7)%	(77.3)%
Corporate	0.1	0.1	(0.3)	—%	(133.3)%
Unallocated items	1.2	—	6.7
Consolidated other (income) expense	$(0.2)	$(0.5)	$1.3	(60.0)%	138.5%

Other income and expense items, consisting primarily of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

2014 compared to 2013
Consolidated other income decreased by $0.3 million in 2014.

Packaging Systems – Packaging Systems' other (income) expense changed by $1.3 million in 2014, due to foreign exchange transaction gains, partially offset by an increase in losses on miscellaneous fixed asset disposals.

Delivery Systems – Delivery Systems' other income decreased by $0.4 million in 2014, due to foreign exchange transaction losses and a decrease in development income, partially offset by an increase in gains on miscellaneous fixed asset disposals.

Corporate – Corporate other expense remained constant at $0.1 million in 2014.

Unallocated items – During 2014, we recorded a $1.2 million charge for license costs associated with acquired in-process research.

Since February 2013, when the Venezuelan government announced a devaluation of the bolivar, we have used the official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure our Venezuelan subsidiary's financial statements in U.S. dollars. From December 2013 through February 2015, the Venezuelan government announced a series of changes to the regulations governing its currency exchange market, which included the expanded use of one currency exchange mechanism and the creation of two additional currency exchange mechanisms. As the majority of our currency purchases are transacted at the official exchange rate of 6.3 bolivars per U.S. dollar, we have continued to re-measure our Venezuelan subsidiary's financial statements using the official exchange rate. At December 31, 2014, we had $2.0 million in net monetary assets denominated in Venezuelan bolivars, including $1.4 million in cash and cash equivalents. Use of the official exchange rate has been restricted by the Venezuelan government to companies providing critical supplies, such as food and medicine, and there is no guarantee that we will have access to the official exchange rate in the future. If we are no longer able to use the official exchange rate in the future, if we determine that we should use one of the other currency exchange mechanisms in Venezuela in the future, or if there is a significant devaluation in the official exchange rate, a pre-tax charge up to the amount of our Venezuelan subsidiary's net monetary assets denominated in bolivars could be required. We will continue to actively monitor the political and economic developments in Venezuela.

2013 compared to 2012
Consolidated other (income) expense changed by $1.8 million, or 138.5%, in 2013.

Packaging Systems – Packaging Systems' other expense decreased by $0.6 million, or 40.0%, in 2013, primarily due to a decrease in losses on miscellaneous fixed asset disposals, partially offset by an increase in foreign exchange transaction losses.

Delivery Systems – Delivery Systems' other income decreased by $5.1 million, or 77.3%, in 2013, primarily due to a decrease in development income.

Corporate – Corporate other expense (income) changed by $0.4 million, or 133.3%, in 2013, primarily due to a decrease in miscellaneous income and a gain on miscellaneous fixed asset disposals in 2012.

Unallocated items – During 2012, we recorded restructuring and related charges of $2.1 million, an impairment charge of $3.4 million, and an increase in acquisition-related contingencies of $1.2 million. Beginning in 2013, contingent consideration costs are included within Delivery Systems' results.

Operating Profit

The following table presents operating profit (loss), consolidated and by reportable segment, corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Packaging Systems	$223.0	$217.0	$187.5	2.8%	15.7%
Delivery Systems	13.5	9.4	18.4	43.6%	(48.9)%
Corporate	(53.3)	(64.0)	(64.1)	(16.7)%	(0.2)%
Unallocated items	(1.2)	—	(6.7)
Consolidated operating profit	$182.0	$162.4	$135.1	12.1%	20.2%
Consolidated operating profit margin	12.8%	11.9%	10.7%

2014 compared to 2013
Consolidated operating profit increased by $19.6 million, or 12.1%, in 2014, despite an unfavorable foreign currency impact of $1.4 million. Consolidated operating profit margin increased by 0.9 margin points in 2014.

Packaging Systems – Packaging Systems’ operating profit increased by $6.0 million, or 2.8%, in 2014, despite an unfavorable foreign currency impact of $1.4 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit increased by $4.1 million, or 43.6%, in 2014, due to the factors described above.

Corporate – Corporate costs decreased by $10.7 million, or 16.7%, in 2014, due to the factors described above.

Unallocated items – During 2014, we recorded a $1.2 million charge for license costs associated with acquired in-process research.

2013 compared to 2012
Consolidated operating profit increased by $27.3 million, or 20.2%, in 2013, including a favorable foreign currency impact of $2.4 million. Consolidated operating profit margin increased by 1.2 margin points in 2013.

Packaging Systems – Packaging Systems’ operating profit increased by $29.5 million, or 15.7%, in 2013, including a favorable foreign currency impact of $2.2 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $9.0 million, or 48.9%, in 2013, despite a favorable foreign currency impact of $0.2 million, due to the factors described above.

Corporate – Corporate costs decreased by $0.1 million, or 0.2%, in 2013, due to the factors described above.

Unallocated items – During 2012, we recorded restructuring and related charges of $2.1 million, an impairment charge of $3.4 million, and an increase in acquisition-related contingencies of $1.2 million. Beginning in 2013, contingent consideration costs are included within Delivery Systems' results.

Loss on Debt Extinguishment

During the year ended December 31, 2014, we repurchased the remaining $0.6 million in aggregate principal amount of our 4.00% Convertible Junior Subordinated Debentures due March 15, 2047 (the "Convertible Debentures"), resulting in a pre-tax loss on debt extinguishment of less than $0.1 million.

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

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Interest expense	$18.1	$18.6	$18.6	(2.7)%	—%
Capitalized interest	(1.6)	(1.6)	(1.9)	—%	(15.8)%
Interest income	(3.5)	(1.9)	(1.8)	84.2%	5.6%
Interest expense, net	$13.0	$15.1	$14.9	(13.9)%	1.3%

2014 compared to 2013
Interest expense, net, decreased by $2.1 million, or 13.9%, in 2014, primarily due to $1.6 million in interest income following the settlement of a tax matter in Brazil and lower interest expense resulting from less debt outstanding during 2014.

2013 compared to 2012
Interest expense, net, increased by $0.2 million, or 1.3%, in 2013, primarily due to a decrease in capitalized interest, as less capital projects were in progress in 2013, as compared to 2012. Interest expense was constant at $18.6 million for both 2013 and 2012, as the impact of the higher interest rate associated with the five-year team loan that we entered into in 2013 was offset by the impact of less debt outstanding during 2013.

Income Taxes

The provision for income taxes was $47.2 million, $40.2 million, and $32.7 million for the years 2014, 2013, and 2012, respectively, resulting in effective tax rates of 28.0%, 27.4%, and 30.2%, respectively.

The increase in the effective tax rate for 2014 reflects changes in our geographic mix of earnings and the impact of the discrete tax items discussed below.

During 2014, we recorded a discrete tax charge of $1.0 million resulting from the impact of a change in apportionment factors on state tax rates applied to items in other comprehensive income and a discrete tax charge of $0.8 million as a result of the finalization of estimates of foreign tax credits available with respect to a repatriation of cash from our subsidiaries in Israel.

The decrease in the effective tax rate for 2013 reflects the nondeductibility of the purchase premium paid during 2012 related to the extinguishment of our Convertible Debentures and the impact of the discrete tax items discussed below.

During 2013, we recorded a discrete tax charge of $3.5 million, which related to the finalization of a beneficial agreement with local tax authorities in Israel that clarified the future tax status of our entities in Israel and settled a tax audit for the years 2009 through 2011. During 2013, we also recorded a discrete tax charge of $1.3 million resulting from the impact of the change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances and a discrete tax benefit of $1.3 million related to the Research and Development tax credit for activities completed in 2012. In accordance with U.S. GAAP, although the American Taxpayer Relief Act of 2012 (the "Taxpayer Relief Act") reinstated the tax credit on a retroactive basis to January 1, 2012, the credit was not taken into account for financial reporting purposes until 2013. Had the Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%.

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

As of December 31, 2014, we had $6.9 million of total gross unrecognized tax benefits, of which $6.8 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $5.3 million, $5.4 million, and $4.8 million for the years 2014, 2013 and 2012, respectively. Equity in net income of affiliated companies decreased by $0.1 million, or 1.9%, in 2014, as an unfavorable foreign currency impact on Daikyo's results was partially offset by favorable operating results in Mexico. Equity in net income of affiliated companies increased by $0.6 million, or 12.5%, in 2013, primarily due to favorable operating results in Mexico.

Purchases from, and royalty payments made to, affiliates totaled $68.7 million in 2014, $67.7 million in 2013, and $75.2 million in 2012, the majority of which related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.1 million, $5.9 million, and $3.5 million in 2014, 2013, and 2012, respectively.

Net Income

Net income in 2014 was $127.1 million, or $1.75 per diluted share, compared to $112.3 million, or $1.57 per diluted share, in 2013. Our 2014 results included the impact of a charge for license costs associated with acquired in-process research of $0.8 million (net of $0.4 million in tax) and discrete tax charges of $1.8 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2014	2013	2012
Net cash provided by operating activities	$182.9	$220.5	$187.4
Net cash used in investing activities	(104.0)	(149.9)	(116.0)
Net cash used in financing activities	(30.8)	(5.1)	(3.4)

Net Cash Provided by Operating Activities

2014 compared to 2013
Net cash provided by operating activities was $182.9 million in 2014, a decrease of $37.6 million from 2013. Net cash provided by operating activities decreased in 2014 due to a $27.2 million increase in pension plan contributions and our receipt of a nonrefundable customer payment of $20.0 million in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area.

2013 compared to 2012
Net cash provided by operating activities was $220.5 million in 2013, an increase of $33.1 million from 2012. Net cash provided by operating activities increased in 2013 primarily due to the increase in net income and our receipt of a nonrefundable customer payment of $20.0 million in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area, both of which were partially offset by higher working capital requirements and the timing of other payments.

Net Cash Used in Investing Activities

2014 compared to 2013
Net cash used in investing activities was $104.0 million in 2014, a decrease of $45.9 million from 2013. Net cash used in investing activities decreased in 2014 due to a $40.0 million decrease in capital spending, to $111.9 million, mainly as the construction of our corporate office and research building was completed in February 2013. The majority of the capital spending for 2014 related to new products, expansion activity, and emerging markets, including projects in the U.S., Europe, China and India.

In October 2014, we announced plans to expand our global manufacturing operations to include a new facility in Waterford, Ireland, which will produce packaging components for insulin injector cartridges and other high-value packaging components. Construction is planned to begin in 2015, subject to the project obtaining requisite planning and zoning approvals.

2013 compared to 2012
Net cash used in investing activities was $149.9 million in 2013, an increase of $33.9 million from 2012. Net cash used in investing activities increased in 2013 primarily due to a $20.6 million increase in capital spending, to $151.9 million, in 2013. The majority of the increased capital spending was related to construction of our corporate office and research building, which began in 2011 and settled in February 2013, construction of our new rubber and metal manufacturing facility in India, and various capital projects related to new products, expansion activity, and emerging markets. Net cash used in investing activities also increased in 2013 due to the change in our short-term investment activity. During 2013, we sold $19.1 million, and purchased $14.2 million, of short-term investments. During 2012, we sold $45.6 million, and purchased $31.2 million, of short-term investments. The short-term investments represent certificates of deposit, primarily in Israel, with maturities between ninety-one days and one year at the time of purchase.

Net Cash Used in Financing Activities

2014 compared to 2013
Net cash used in financing activities was $30.8 million in 2014, an increase of $25.7 million from 2013. Net cash used in financing activities for 2014 increased primarily due to an increase in net repayments of debt and a $7.4 million decrease in proceeds from the exercise of stock options and stock appreciation rights.

We paid cash dividends totaling $29.1 million ($0.41 per share) and $26.7 million ($0.385 per share) during 2014 and 2013, respectively.

On October 29, 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted under the regulations of the Securities and Exchange Commission. The extent to which we repurchase the shares and the timing of any repurchases will be determined by us based on our evaluation of market conditions and other factors. The program is expected to be completed no later than December 31, 2015. As of December 31, 2014, no shares had been repurchased under the program.

2013 compared to 2012
Net cash used in financing activities was $5.1 million in 2013, an increase of $1.7 million from 2012. Net cash used in financing activities for 2013 increased primarily due to a reduction in our net debt activity, partially offset by a $13.0 million increase in proceeds from exercises of stock options and stock appreciation rights, as compared to 2012. During 2013, upon settlement of our corporate office and research building, we borrowed $42.8 million under a revolving credit facility, which was immediately converted to a five-year term loan due January 2018. A portion of the loan was used to pay the $35.3 million in outstanding obligations at December 31, 2012 related to the construction and acquisition of the building. During 2013, we also entered into Euro-denominated debt under our multi-currency revolving credit facility and used a portion of our multi-currency revolving credit facility to repay our Euro note A that matured on February 27, 2013. During 2013, we also repurchased $2.5 million in aggregate principal amount of our Convertible Debentures. During 2012, we used our multi-currency revolving credit facility to fund our repurchase of $158.4 million of our Convertible Debentures and we incurred debt issuance costs of $7.5 million, which primarily consisted of the settlement payment made by us for two treasury lock agreements that we entered into and subsequently terminated.

We paid cash dividends totaling $26.7 million ($0.385 per share) and $24.9 million ($0.365 per share) during 2013 and 2012, respectively.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$255.3	$230.0
Short-term investments	$—	$7.5
Working capital	$406.8	$413.8
Total debt	$336.7	$373.5
Total equity	$956.9	$906.4
Net debt-to-total invested capital	7.8%	13.7%

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

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2014 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2014 included $47.2 million of cash held by subsidiaries within the U.S., and $208.1 million of cash held by subsidiaries outside of the U.S., primarily in Germany and Singapore, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the U.S. could trigger U.S. federal, state and local income tax obligations, however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital - Working capital at December 31, 2014 decreased by $7.0 million, or 1.7%, during 2014, as compared to 2013, including a decrease of $35.9 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $48.1 million, $5.9 million and $16.2 million, respectively, and total current liabilities increased by $28.1 million. Accounts receivable turnover measurements improved between December 31, 2013 and December 31, 2014, while inventory turnover measurements remained consistent. The increase in current liabilities was primarily due to the reclassification of our Series B Notes from long-term debt to current liabilities.

Debt and credit facilities - The $36.8 million decrease in total debt at December 31, 2014, as compared to December 31, 2013, resulted from net repayments of $22.9 million and foreign currency rate fluctuations of $13.9 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Borrowings under the revolving credit facility bear interest at a rate equal to one-month London Interbank Offering Rates ("LIBOR") plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2014, we had $29.7 million in outstanding borrowings under this facility, of which $4.2 million was denominated in Yen and $25.5 million was denominated in Euro. The total amount outstanding at December 31, 2014 and 2013 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $266.8 million at December 31, 2014. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2014, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2015.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2014. These obligations are not expected to have a material impact on liquidity.

		Payments Due By Period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$20.4	$6.0	$12.7	$1.7	$—
Long-term debt	336.5	27.2	108.7	32.6	168.0
Interest on long-term debt and interest rate swaps (2)	80.1	13.2	18.2	13.2	35.5
Capital lease obligations	0.2	—	0.2	—	—
Operating lease obligations	63.0	10.3	14.2	7.9	30.6
Other long-term liabilities (3)	17.1	0.4	0.9	2.8	13.0
Total contractual obligations(4)	$517.3	$57.1	$154.9	$58.2	$247.1

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

(4)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. Contributions to our plans are expected to be $24.1 million in 2015. See Note 13, Benefit Plans, for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $6.9 million of total gross unrecognized tax benefits as of December 31, 2014. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $3.5 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. The accrual for insurance obligations was $8.7 million at December 31, 2014, of which $4.6 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs.

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

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within other (income) expense for the difference between the asset's carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. Recent accounting guidance allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. We considered this guidance when performing our annual impairment testing, but elected to continue utilizing the two-step quantitative impairment test. The first step in the two-step test is to compare the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, the second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. No impairment in the carrying value of our reporting units was evident as a result of our annual review of goodwill. With the exception of our Delivery Systems' Europe reporting unit, which had a fair value in excess of its carrying value of 23% and which is largely dependent on the continued and anticipated demand for certain of its contract manufacturing and proprietary safety systems products, each of our reporting units whose assets included goodwill had a fair value in excess of its respective carrying value of at least 32%. At December 31, 2014, the goodwill associated with the Delivery Systems' Europe reporting unit equaled $8.6 million, or 7.9% of our total goodwill.

Certain trademarks have been determined to have indefinite lives and, therefore, are not subject to amortization. Similar to the impairment testing for goodwill, there is an option to first assess qualitative factors as a basis for determining whether it is necessary to perform a quantitative impairment test. We considered this option when performing our impairment testing, but elected to continue utilizing a quantitative test, comparing the fair value and carrying value of the asset. Any excess carrying value would represent an impairment loss. Fair values are determined using discounted cash flow analyses.

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

Employee Benefits: We maintain funded and unfunded defined benefit pension plans in the U.S. and a number of other countries that cover employees who meet eligibility requirements. In addition, we sponsor postretirement benefit plans which provide healthcare benefits for eligible employees who retire or become disabled. The measurement of annual cost and obligations under these defined benefit postretirement plans is subject to a number of assumptions, which are specific for each of our U.S. and foreign plans. The assumptions, which are reviewed at least annually, are relevant to both the plan assets (where applicable) and the obligation for benefits that will ultimately be provided to our employees. Two of the most critical assumptions in determining pension and retiree medical plan expense are the discount rate and expected long-term rate of return on plan assets. Other assumptions reflect demographic factors such as retirement age, rates of compensation increases, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. For our funded plans, we consider the current and expected asset allocations of our plan assets, as well as historical and expected rates of return in estimating the long-term rate of return on plan assets. Under U.S. GAAP, differences between actual and expected results are generally accumulated in other comprehensive income (loss) as actuarial gains or losses and subsequently amortized into earnings over future periods.

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.6 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.6 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2014 was $76.2 million, compared to $76.1 million at December 31, 2013. Our underfunded balance for other postretirement benefits was $10.1 million at December 31, 2014, compared to $9.2 million at December 31, 2013.

In October 2014, the Society of Actuaries released final reports containing new mortality tables and an improvement scale that suggested significant mortality improvements. After an analysis of our actual mortality experience, we adopted the RP-2014 mortality table without collar adjustment and applied Scale BB 2-Dimensional mortality improvements. This adoption increased our U.S. benefit obligations by $6.1 million at December 31, 2014.

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

Contingent Consideration

The fair value of the contingent consideration liability related to SmartDose ("SmartDose contingent consideration") was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other (income) expense in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

See Note 1, Summary of Significant Accounting Policies and Note 2, New Accounting Standards, to our consolidated financial statements for additional information on accounting and reporting standards considered in the preparation and presentation of our financial statements.

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

Foreign Currency Exchange Risk

Sales outside of the U.S. accounted for 54% of consolidated net sales in 2014. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into U.S. dollars for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have designated our €61.1 million Euro note B and our €21.0 million Euro-denominated borrowings under our revolving credit facility as a hedge of our net investment in certain European subsidiaries. We also have ¥500.0 million in Yen-denominated borrowings under our revolving credit facility which has been designated as a hedge of our net investment in Daikyo. At December 31, 2014, a net cumulative foreign currency translation gain on these hedges of $5.4 million (net of tax of $3.3 million) was recorded within accumulated other comprehensive loss.

Interest Rate Risk

As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, revolving credit facilities and capital lease obligations. Our exposures to fluctuations in interest rates are managed to the extent considered necessary by entering into interest rate swap agreements.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2015	2016	2017	2018	2019	Thereafter	Carrying Value	Fair Value
Current Debt:
U.S. dollar denominated (1)	$27.2						$27.2	$27.2
Average interest rate - variable	1.2%
Long-Term Debt and Capital Leases:
U.S. dollar denominated (1)		2.3	2.4	32.6			37.3	37.3
Average interest rate - variable		1.7%	1.7%	1.7%
U.S. dollar denominated						168.0	168.0	166.9
Average interest rate - fixed						3.9%
Euro denominated		74.5					74.5	77.5
Average interest rate - fixed		4.4%
Euro denominated			25.5				25.5	25.5
Average interest rate - variable			1.7%
Yen denominated			4.2				4.2	4.2
Average interest rate - variable			1.6%

(1) As of December 31, 2014, we have two interest rate swap agreements outstanding. The first agreement is designed to protect against volatility in variable interest rates payable on our $25.0 million senior floating rate notes maturing July 28, 2015 (“Series B Notes”). At December 31, 2014, this agreement had a fair value of $0.6 million, unfavorable to the Company, which was recorded as a current liability. The second agreement is a forward-start interest rate swap designed to hedge the variability in cash flows due to changes in the applicable interest rate of our $39.2 million five-year term loan. At December 31, 2014, this agreement had a fair value of $3.0 million, unfavorable to the Company, which was recorded as a noncurrent liability. Refer to Note 9, Derivative Financial Instruments, for additional information on these interest rate hedges.

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

In November 2014, we purchased a series of call options for a total of 134,700 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases through December 2015. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the year ended December 31, 2014 and 2013, a loss of $0.1 million and $0.1 million, respectively, was recorded in cost of goods and services sold related to call options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

	2014	2013	2012
Net sales	$1,421.4	$1,368.4	$1,266.4
Cost of goods and services sold	973.6	933.7	878.7
Gross profit	447.8	434.7	387.7
Research and development	37.3	37.9	33.2
Selling, general and administrative expenses	228.7	234.9	218.1
Other (income) expense (Note 14)	(0.2)	(0.5)	1.3
Operating profit	182.0	162.4	135.1
Loss on debt extinguishment	—	0.2	11.6
Interest expense	16.5	17.0	16.7
Interest income	3.5	1.9	1.8
Income before income taxes	169.0	147.1	108.6
Income tax expense	47.2	40.2	32.7
Equity in net income of affiliated companies	5.3	5.4	4.8
Net income	$127.1	$112.3	$80.7

Net income per share:
Basic	$1.79	$1.61	$1.19
Diluted	$1.75	$1.57	$1.15

Weighted average shares outstanding:
Basic	70.9	69.6	68.1
Diluted	72.8	71.4	71.8

Dividends declared per share	$0.41	$0.39	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income	$127.1	$112.3	$80.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(71.3)	(0.9)	7.0
Defined benefit pension and other postretirement plans:
Net actuarial (loss) gain arising during period, net of tax of $(10.6), $20.3 and $(6.2)	(18.9)	33.7	(13.2)
Less: amortization of actuarial loss, net of tax of $1.1, $3.6 and $2.8	2.0	4.9	5.7
Less: amortization of prior service credit, net of tax of $(0.5), $(0.5) and $(0.5)	(0.8)	(0.8)	(0.8)
Less: amortization of transition obligation	0.1	0.1	0.1
Net gains on investment securities, net of tax of $0.2, $2.1 and $0.2	0.4	3.5	0.4
Net gains (losses) on derivatives, net of tax of $0.9, 1.8 and $(2.1)	1.7	3.0	(3.6)
Other comprehensive (loss) income, net of tax	(86.8)	43.5	(4.4)
Comprehensive income	$40.3	$155.8	$76.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2014 and 2013
(In millions, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$255.3	$230.0
Accounts receivable, net	179.0	185.7
Inventories	181.5	176.9
Deferred income taxes	7.8	15.9
Other current assets	35.7	42.2
Total current assets	659.3	650.7
Property, plant and equipment	1,390.8	1,369.0
Less accumulated depreciation and amortization	685.0	657.3
Property, plant and equipment, net	705.8	711.7
Investments in affiliated companies	60.6	60.9
Goodwill	108.6	114.2
Deferred income taxes	66.1	61.8
Intangible assets, net	42.0	48.3
Other noncurrent assets	28.5	24.0
Total Assets	$1,670.9	$1,671.6

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$27.2	$2.2
Accounts payable	103.1	108.0
Pension and other postretirement benefits	2.6	2.2
Accrued salaries, wages and benefits	52.9	59.1
Income taxes payable	14.9	14.6
Other current liabilities	51.8	50.8
Total current liabilities	252.5	236.9
Long-term debt	309.5	371.3
Deferred income taxes	15.7	18.9
Pension and other postretirement benefits	83.7	83.1
Other long-term liabilities	52.6	55.0
Total Liabilities	714.0	765.2

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2014 and 2013	—	—
Common stock, par value $.25 per share; 100.0 million shares authorized; shares issued: 71.4 million and 70.4 million; shares outstanding: 71.3 million and 70.2 million	17.8	17.6
Capital in excess of par value	160.2	120.0
Retained earnings	902.2	805.0
Accumulated other comprehensive loss	(119.2)	(32.4)
Treasury stock, at cost (0.1 and 0.2 million shares in 2014 and 2013)	(4.1)	(3.8)
Total Equity	956.9	906.4
Total Liabilities and Equity	$1,670.9	$1,671.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2014, 2013 and 2012
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	68.6	$17.2	$67.7	1.2	$(23.0)	$664.5	$(71.5)	$654.9
Net income	—	—	—	—	—	80.7	—	80.7
Stock-based compensation	—	—	10.9	—	—	—	—	10.9
Shares issued under stock plans	0.2	—	(12.5)	(1.2)	24.4	—	—	11.9
Shares repurchased for employee tax withholdings	—	—	(0.3)	0.2	(4.4)	—	—	(4.7)
Excess tax benefit from employee stock plans	—	—	4.9	—	—	—	—	4.9
Dividends declared	—	—	—	—	—	(25.3)	—	(25.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.4)	(4.4)
Balance, December 31, 2012	68.8	17.2	70.7	0.2	(3.0)	719.9	(75.9)	728.9
Net income	—	—	—	—	—	112.3	—	112.3
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Shares issued under stock plans	1.8	0.4	30.9	—	(0.8)	—	—	30.5
Shares repurchased for employee tax withholdings	(0.2)	—	(5.2)	—	—	—	—	(5.2)
Excess tax benefit from employee stock plans	—	—	8.3	—	—	—	—	8.3
Dividends declared	—	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	43.5	43.5
Balance, December 31, 2013	70.4	17.6	120.0	0.2	(3.8)	805.0	(32.4)	906.4
Net income	—	—	—	—	—	127.1	—	127.1
Stock-based compensation	—	—	15.5	—	(0.3)	—	—	15.2
Shares issued under stock plans	1.1	0.2	20.9	(0.1)	—	—	—	21.1
Shares repurchased for employee tax withholdings	(0.1)	—	(4.1)	—	—	—	—	(4.1)
Excess tax benefit from employee stock plans	—	—	7.9	—	—	—	—	7.9
Dividends declared	—	—	—	—	—	(29.9)	—	(29.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(86.8)	(86.8)
Balance, December 31, 2014	71.4	$17.8	$160.2	0.1	$(4.1)	$902.2	$(119.2)	$956.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$127.1	$112.3	$80.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84.8	81.0	72.8
Amortization	5.2	4.2	4.1
Loss on debt extinguishment	—	0.2	11.6
Stock-based compensation	18.6	21.2	15.5
Loss on sales of equipment	0.3	0.4	1.7
Asset impairments	—	—	6.2
Deferred income taxes	7.0	1.7	5.3
Pension and other retirement plans, net	(25.0)	8.0	(2.7)
Equity in undistributed earnings of affiliates, net of dividends	(4.5)	(4.8)	(4.5)
Changes in assets/liabilities, net of acquisitions:
Increase in accounts receivable	(6.3)	(9.1)	(25.7)
Increase in inventories	(16.2)	(13.9)	(8.9)
(Increase) decrease in other current assets	(11.7)	(0.6)	5.8
(Decrease) increase in accounts payable	(3.5)	4.6	5.8
Changes in other assets and liabilities	7.1	15.3	19.7
Net cash provided by operating activities	182.9	220.5	187.4
Cash flows from investing activities:
Capital expenditures	(111.9)	(151.9)	(131.3)
Acquisition of patents and other long-term assets	(0.2)	(3.9)	(0.7)
Sales and maturities of short-term investments	16.8	19.1	45.6
Purchases of short-term investments	(9.3)	(14.2)	(31.2)
Other, net	0.6	1.0	1.6
Net cash used in investing activities	(104.0)	(149.9)	(116.0)
Cash flows from financing activities:
Borrowings under revolving credit agreements	263.4	292.7	568.3
Repayments under revolving credit agreements	(283.4)	(311.0)	(502.6)
Debt issuance costs	—	—	(7.5)
Repayments of long-term debt	(2.3)	(30.5)	(215.9)
Issuance of long-term debt	—	43.2	168.1
Dividend payments	(29.1)	(26.7)	(24.9)
Contingent consideration payments	(0.3)	(0.1)	—
Proceeds from exercise of stock options and stock appreciation rights	14.3	21.7	8.7
Employee stock purchase plan contributions	2.8	2.5	2.2
Excess tax benefit from employee stock plans	7.9	8.3	4.9
Shares repurchased for employee tax withholdings	(4.1)	(5.2)	(4.7)
Net cash used in financing activities	(30.8)	(5.1)	(3.4)
Effect of exchange rates on cash	(22.8)	2.6	2.1
Net increase in cash and cash equivalents	25.3	68.1	70.1
Cash, including cash equivalents at beginning of period	230.0	161.9	91.8
Cash, including cash equivalents at end of period	$255.3	$230.0	$161.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.7	$16.9	$15.3
Income taxes paid, net	$37.4	$34.4	$16.1
Accrued capital expenditures	$21.0	$17.1	$54.3
Dividends declared, not paid	$7.8	$7.0	$6.5

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.9 million and $0.8 million at December 31, 2014 and 2013, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2014	2013
Finished goods	$76.0	$80.0
Work in process	25.6	24.8
Raw materials	79.9	72.1
	$181.5	$176.9

Property, Plant and Equipment: Property, plant and equipment assets are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in other income and expense. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, if shorter.

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

Certain trademarks have been determined to have indefinite lives and, therefore, are not subject to amortization. Similar to the impairment testing for goodwill, there is an option to first assess qualitative factors as a basis for determining whether it is necessary to perform a quantitative impairment test. We considered this option when performing our impairment testing, but elected to continue utilizing a quantitative test, comparing the fair value and carrying value of the asset. Any excess carrying value would represent an impairment loss. Fair values are determined using discounted cash flow analyses.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 5 to 25 years, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within other (income) expense for the difference between the asset's carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

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

Income Taxes: Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of our assets and liabilities. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries as such earnings are intended to be permanently reinvested. We recognize interest costs related to income taxes in interest expense and penalties within other (income) expense. The tax law ordering approach is used for purposes of determining whether an excess tax benefit has been realized during the year.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In November 2014, the Financial Accounting Standards Board ("FASB") issued guidance related to pushdown accounting. Companies now have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the reporting period in which the change-in-control event occurred, or in a subsequent reporting period. This guidance was effective immediately upon issuance. The adoption did not have a material impact on our financial statements.

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

Standards Issued Not Yet Adopted

In January 2015, the FASB issued guidance which removes the concept of extraordinary items from U.S. GAAP. This guidance eliminates the requirement for companies to spend time assessing whether items meet the criteria of being both unusual and infrequent. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

Note 3:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

(in millions)	2014	2013	2012
Numerator:
Net income, as reported, for basic net income per share	$127.1	$112.3	$80.7
Plus: interest expense on convertible debt, net of tax	—	—	2.0
Net income for diluted net income per share	$127.1	$112.3	$82.7
Denominator:
Weighted average common shares outstanding	70.9	69.6	68.1
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.9	1.7	1.1
Assumed conversion of convertible debt, based on the if-converted method	—	0.1	2.6
Weighted average shares assuming dilution	72.8	71.4	71.8

During 2014 and 2012, there were 0.5 million and 1.0 million shares from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. During 2013, the number of shares not included in the computation of diluted net income per share was immaterial.
On October 29, 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted under the regulations of the Securities and Exchange Commission. The extent to which we repurchase the shares and the timing of any repurchases will be determined by us based on our evaluation of market conditions and other factors. The program is expected to be completed no later than December 31, 2015. As of December 31, 2014, no shares had been repurchased under the program.

Note 4: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2014	2013
Land		$15.1	$15.7
Buildings and improvements	5-50	410.6	397.5
Machinery and equipment	10-15	654.1	655.2
Molds and dies	4-7	94.8	95.7
Computer hardware and software	3-10	111.3	107.1
Construction in progress		104.9	97.8
		$1,390.8	$1,369.0

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $84.8 million, $81.0 million and $72.8 million, respectively.

Capitalized leases included in 'buildings and improvements' were $2.2 million and $2.5 million at December 31, 2014 and 2013, respectively. Capitalized leases included in 'machinery and equipment' were $1.7 million and $1.9 million at December 31, 2014 and 2013, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $2.2 million and $2.2 million at December 31, 2014 and 2013, respectively. At December 31, 2014, future minimum payments under capital leases were $0.2 million in 2015 and were immaterial in 2016.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was $1.6 million, $1.6 million and $1.9 million, respectively.

Note 5: Affiliated Companies

At December 31, 2014, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $51.2 million, $46.7 million and $41.9 million at December 31, 2014, 2013 and 2012, respectively. Dividends received from affiliated companies were $0.8 million in 2014, $0.6 million in 2013 and $0.4 million in 2012.

Our equity in net unrealized gains of Daikyo's investment securities and derivative instruments, as well as pension adjustments included in accumulated other comprehensive loss was $(4.7) million, $(4.3) million and $(0.8) million at December 31, 2014, 2013 and 2012, respectively.

Our purchases from, and royalty payments made to, affiliates totaled $68.7 million, $67.7 million and $75.2 million, respectively, in 2014, 2013 and 2012, of which $5.9 million and $5.6 million was due and payable as of December 31, 2014 and 2013, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.1 million, $5.9 million and $3.5 million, respectively, in 2014, 2013 and 2012, of which $0.6 million and $0.3 million was receivable as of December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the aggregate carrying amount of investments in equity method affiliates was $57.1 million and $57.9 million, respectively. In addition, at December 31, 2014 and 2013, we have a cost-basis investment with a carrying amount of $3.5 million and $3.0 million, respectively.

Note 6: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2012	$36.7	$75.8	$112.5
Foreign currency translation	1.3	0.4	1.7
Balance, December 31, 2013	38.0	76.2	114.2
Disposition	—	(0.5)	(0.5)
Foreign currency translation	(3.9)	(1.2)	(5.1)
Balance, December 31, 2014	$34.1	$74.5	$108.6

As of December 31, 2014, we had no accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2014			2013
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$20.1	$(11.5)	$8.6	$20.7	$(9.4)	$11.3
Technology	3.4	(0.4)	3.0	3.5	(0.1)	3.4
Trademarks	12.1	(1.3)	10.8	12.1	(1.1)	11.0
Customer relationships	29.5	(16.3)	13.2	29.7	(14.6)	15.1
Customer contracts	11.2	(4.8)	6.4	11.7	(4.2)	7.5
	$76.3	$(34.3)	$42.0	$77.7	$(29.4)	$48.3

The cost basis of intangible assets includes a foreign currency translation loss of $1.2 million and a foreign currency translation gain of $0.5 million for the twelve months ended December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $4.9 million, $3.9 million and $3.9 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2015 - $3.6 million, 2016 - $3.0 million, 2017 - $2.8 million, 2018 - $2.6 million and 2019 - $2.5 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and therefore do not require amortization.

Note 7: Other Current Liabilities

Other current liabilities as of December 31 consisted of:

($ in millions)	2014	2013
Deferred income	$13.3	$10.8
Other accrued expenses	22.4	23.7
Other	16.1	16.3
Total other current liabilities	$51.8	$50.8

Other consisted primarily of dividends payable, value-added taxes payable and accrued taxes other than income.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of current maturities, at December 31. The interest rates shown in parentheses are as of December 31, 2014.

($ in millions)	2014	2013
Term loan, due 2014 (8.40%)	$—	$0.1
Series B floating rate notes, due 2015 (1.13%)	25.0	25.0
Euro note B, due 2016 (4.38%)	74.3	84.1
Capital leases, due through 2016 (6.0%)	0.2	0.4
Revolving credit facility, due 2017 (1.71%)	29.7	53.7
Term loan, due 2018 (1.66%)	39.2	41.3
Note payable, due 2019	0.3	0.3
Series A notes, due 2022 (3.67%)	42.0	42.0
Series B notes, due 2024 (3.82%)	53.0	53.0
Series C notes, due 2027 (4.02%)	73.0	73.0
Convertible debt, due 2047 (4.0%)	—	0.6
Total debt	336.7	373.5
Less: current portion of long-term debt	27.2	2.2
Long-term debt	$309.5	$371.3

Series B Notes

As of December 31, 2014, there is one tranche remaining from our 2005 private placement, for $25.0 million that matures on July 28, 2015. The Series B Notes bear interest at LIBOR plus 0.9 percentage points. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with the Series B Notes.

Euro-denominated Note

Our Euro note B of €61.1 million ($74.3 million at December 31, 2014) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. This Euro-denominated note, in conjunction with the Euro-denominated revolver borrowings mentioned below, is accounted for as a hedge of our net investment in our European subsidiaries.

Revolving Credit Facility

In 2012, we entered into a $300.0 million multi-currency revolving credit facility, which expires in April 2017 and contains an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of letters of credit. Borrowings under the revolving credit facility bear interest at a rate equal to LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. The credit facility contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The credit facility also contains usual and customary default provisions, limitations on liens securing indebtedness, asset sales, distributions and acquisitions. Total lender and other third party costs incurred of $2.4 million, a portion of which represents unamortized debt issuance costs from our prior credit facility, were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of this facility.

At December 31, 2014, we had $29.7 million in outstanding long-term borrowings under this facility, of which $4.2 million was denominated in Yen and $25.5 million in Euro. These borrowings, together with outstanding letters of credit of $3.5 million, resulted in a borrowing capacity available under this facility of $266.8 million at December 31, 2014. The total amount outstanding under this facility as of December 31, 2013 of $53.7 million was classified as long-term.

Term Loan

In 2013, we entered into a $42.8 million five-year term loan due January 2018 related to our corporate office and research building. Borrowings under the loan bear interest at a variable rate equal to LIBOR plus a margin of 1.50 percentage points. At December 31, 2014, $39.2 million was outstanding under this loan, of which $2.1 million was classified as current. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

Private Placement

In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The proceeds from the issuance reduced indebtedness under our prior revolving credit facility that was incurred to finance our 2012 repurchase of our Convertible Debentures discussed below. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increased the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 9, Derivative Financial Instruments, for additional discussion of the related interest rate hedge. In connection with this issuance, we incurred lender and other third party costs of $1.2 million which were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Notes.

Convertible Debt

In 2007, the Company issued $161.5 million of Convertible Debentures. In 2012, we repurchased $158.4 million in aggregate principal amount of the Convertible Debentures, representing 98.06% of the aggregate outstanding principal amount. During 2013, we repurchased an additional $2.5 million and in 2014, we repurchased the remaining $0.6 million in aggregate principal amount of our Convertible Debentures. As a result of these repurchases, we recognized a pre-tax loss on debt extinguishment of less than $0.1 million in 2014, and a pre-tax loss on debt extinguishment of $0.2 million and $11.6 million during 2013 and 2012, respectively.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2014, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2015.

Interest costs incurred during 2014, 2013 and 2012 were $18.1 million, $18.6 million and $18.6 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2015 - $27.2 million, 2016 - $76.8 million, 2017 - $32.1 million, 2018 - $32.6 million, 2019 - immaterial, and thereafter - $168.0 million.

Note 9:  Derivative Financial Instruments

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

Interest Rate Risk

We have a $25.0 million interest rate swap agreement outstanding as of December 31, 2014, that is designated as a cash flow hedge to protect against volatility in the interest rates on our Series B Notes. Under this swap, we receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixes the interest rate payable on the Series B Notes at 5.51%.

In addition, at December 31, 2014, we have a $39.2 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan related to the purchase of our corporate office and research building. Under this swap, we receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this forward-start interest rate swap as a cash flow hedge.

During 2012, we entered into two forward treasury lock agreements for a total notional amount of $160.0 million, to protect against changes in the benchmark 10-year Treasury rate during the 30-60 day period leading up to the issuance date of our private placement debt.  We designated these treasury locks as cash flow hedges. In June 2012, the pricing for our private placement debt (refer to Note 8, Debt) was finalized and accordingly, we terminated both treasury lock agreements, resulting in a $4.6 million settlement payment made by us. This amount, which was reflected in accumulated other comprehensive loss, will be expensed over the life of the private placement debt.

Foreign Exchange Rate Risk

During 2014, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted USD-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of €9.8 million ($12.0 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries for a total notional amount of $10.9 million.

In addition, we entered into several contracts which involve both a written and a purchased option to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by West in the U.S. The notional amounts of these contracts include ¥1.6 billion of a derivative asset and ¥1.6 billion of a derivative liability, or $13.2 million each.

Lastly, we entered into several contracts which involve both a written and a purchased option to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. The notional amounts of these contracts include ¥1.1 billion of a derivative asset and ¥1.1 billion of a derivative liability, or $9.5 million each.

At December 31, 2014, a portion of our debt consists of borrowings denominated in currencies other than the U.S. dollar. We have designated our €61.1 million ($74.3 million) Euro note B and our €21.0 million ($25.5 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $7.5 million pre-tax ($4.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of December 31, 2014. We have also designated our ¥500.0 million ($4.2 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At December 31, 2014, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $1.2 million pre-tax ($0.8 million after tax) which was also included within accumulated other comprehensive loss.

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

In November 2014, we purchased a series of call options for a total of 134,700 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases through December 2015. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.1 million premium that we paid to purchase the contracts.

During the year ended December 31, 2014 and 2013, a loss of $0.1 million and $0.1 million, respectively, was recorded in cost of goods and services sold related to call options.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2014 and 2013.

The following table summarizes the effects, net of tax, of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
($ in millions)	2014	2013	2014	2013
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$0.4	$(0.2)	$(0.2)	Net sales
Foreign currency hedge contracts	—	(2.5)	0.2	3.3	Cost of goods and services sold
Interest rate swap contracts	(0.4)	0.2	1.6	1.6	Interest expense
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(0.1)	$(1.9)	$1.8	$4.9
Net Investment Hedges:
Foreign currency-denominated debt	$8.5	$(2.1)	$—	$—	Foreign exchange and other
Total	$8.5	$(2.1)	$—	$—

During 2014 and 2013, there was no material ineffectiveness related to our cash flow and net investment hedges.

Note 10:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.6	$6.6	$—	$—
Foreign currency contracts	0.2	—	0.2
	$6.8	$6.6	$0.2	$—
Liabilities:
Contingent consideration	$5.0	$—	$—	$5.0
Deferred compensation liabilities	8.7	8.7	—	—
Interest rate swap contracts	3.6	—	3.6	—
	$17.3	$8.7	$3.6	$5.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Short-term investments	$7.5	$7.5	$—	$—
Deferred compensation assets	5.7	5.7	—	—
	$13.2	$13.2	$—	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Deferred compensation liabilities	7.8	7.8	—	—
Interest rate swap contracts	5.6	—	5.6	—
	$17.7	$7.8	$5.6	$4.3

Short-term investments, which are comprised of certificates of deposit and mutual funds, are valued using a market approach based on quoted market prices in an active market. Deferred compensation assets are included within other noncurrent assets and are also valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration is included within other current liabilities and other long-term liabilities and is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swaps, included within other long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other (income) expense in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2012	$3.3
Increase in fair value recorded in earnings	1.1
Payments	(0.1)
Balance, December 31, 2013	4.3
Increase in fair value recorded in earnings	1.0
Payments	(0.3)
Balance, December 31, 2014	$5.0

Refer to Note 14, Other (Income) Expense, for further discussion of acquisition-related contingencies.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2014, the estimated fair value of long-term debt was $311.4 million compared to a carrying amount of $309.5 million. At December 31, 2013, the estimated fair value of long-term debt was $365.8 million and the carrying amount was $371.3 million.

Note 11: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2012	$(9.0)	$0.8	$(84.9)	$17.2	$(75.9)
Other comprehensive (loss) income before reclassifications	(1.8)	3.5	33.7	(0.9)	34.5
Amounts reclassified out	4.8	—	4.2	—	9.0
Other comprehensive income (loss), net of tax	3.0	3.5	37.9	(0.9)	43.5
Balance, December 31, 2013	(6.0)	4.3	(47.0)	16.3	(32.4)
Other comprehensive (loss) income before reclassifications	(0.1)	0.4	(18.9)	(71.3)	(89.9)
Amounts reclassified out	1.8	—	1.3	—	3.1
Other comprehensive income (loss), net of tax	1.7	0.4	(17.6)	(71.3)	(86.8)
Balance, December 31, 2014	$(4.3)	$4.7	$(64.6)	$(55.0)	$(119.2)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2014	2013	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$0.3	$—	Net sales
Foreign currency contracts	(0.3)	(5.1)	Cost of goods and services sold
Interest rate swap contracts	(2.6)	(2.6)	Interest expense
Forward treasury locks	(0.4)	(0.3)	Interest expense
Total before tax	(3.0)	(8.0)
Tax expense	1.2	3.2
Net of tax	$(1.8)	$(4.8)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$(0.1)	$(0.1)	(a)
Prior service cost	1.3	1.3	(a)
Actuarial losses	(3.1)	(8.5)	(a)
Total before tax	(1.9)	(7.3)
Tax expense	0.6	3.1
Net of tax	$(1.3)	$(4.2)
Total reclassifications for the period, net of tax	$(3.1)	$(9.0)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 13, Benefit Plans, for additional details.

Note 12:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and corporate governance and compensation committees. Vesting requirements vary by award. At December 31, 2014, there were 4,056,600 shares remaining in the 2011 Plan for future grants.

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

The following table summarizes our stock-based compensation expense for the years ended December 31:

($ in millions)	2014	2013	2012
Stock option and appreciation rights	$7.6	$7.7	$5.3
Performance-vesting shares	6.5	6.5	6.0
Performance-vesting units	1.9	2.4	0.9
Performance-vesting shares/units dividend equivalents	0.4	0.4	0.1
Employee stock purchase plan	0.5	0.4	0.4
Deferred compensation plans	1.7	3.8	2.8
Total stock-based compensation expense	$18.6	$21.2	$15.5

In 2014, the Company adopted a policy to provide for continued vesting of future performance-vesting awards and stock option awards for retiring executive officers who are at least 57 years of age at the time of retirement, have been employed by the Company for 10 years, and have not been terminated for "cause" as defined under the 2011 Plan.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2014, was approximately $15.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2014	2013	2012
Options outstanding, January 1	4.8	5.6	5.8
Granted	0.7	0.9	1.2
Exercised	(0.7)	(1.6)	(1.4)
Forfeited	(0.2)	(0.1)	—
Options outstanding, December 31	4.6	4.8	5.6
Options exercisable, December 31	2.6	2.3	3.0

Weighted Average Exercise Price	2014	2013	2012
Options outstanding, January 1	$21.99	$19.83	$17.88
Granted	47.59	29.71	21.47
Exercised	20.17	18.97	13.12
Forfeited	31.42	23.10	20.66
Options outstanding, December 31	$25.49	$21.99	$19.83
Options exercisable, December 31	$20.67	$19.51	$19.01

As of December 31, 2014, the weighted average remaining contractual life of options outstanding and of options exercisable was 6.3 years and 5.1 years, respectively.

As of December 31, 2014, the aggregate intrinsic value of total options outstanding was $127.2 million, of which $85.6 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2014, 2013 and 2012: a risk-free interest rate of 1.6%, 0.9%, and 0.9%, respectively; stock volatility of 21.9%, 22.5%, and 23.3%, respectively; and dividend yields of 0.8%, 1.3%, and 1.7%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6 years for 2014, 2013 and 2012. The weighted average grant date fair value of options granted in 2014, 2013 and 2012 was $10.38, $5.73 and $4.01, respectively.

For the years ended December 31, 2014, 2013 and 2012, the intrinsic value of options exercised was $16.0 million, $27.3 million and $16.9 million, respectively. The grant date fair value of options vested during those same periods was $4.7 million, $4.0 million and $3.8 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. The fair value of each cash-settled SAR is adjusted at the end of each reporting period, with the resulting change reflected in expense. As of December 31, 2014, SARs outstanding were 297,714, of which 94,174 were cash-settled and 203,540 were stock-settled. Upon exercise of a cash-settled SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company's stock on the date of exercise. As a result of the cash settlement feature, cash-settled SARs are recorded within other long-term liabilities. Upon exercise of a stock-settled SAR, shares are issued in exchange for the exercise price of the stock-settled SAR. As a result of the stock settlement feature, stock-settled SARs are recorded within equity.

The following table summarizes changes in outstanding SARs:

	2014	2013	2012
SARs outstanding, January 1	375,104	389,686	320,336
Granted	7,733	132,566	145,018
Exercised	(85,123)	(147,148)	(75,668)
SARs outstanding, December 31	297,714	375,104	389,686
SARs exercisable, December 31	88,751	56,938	110,292

Weighted Average Exercise Price	2014	2013	2012
SARs outstanding, January 1	$24.03	$20.81	$20.17
Granted	47.74	29.56	21.22
Exercised	22.09	20.47	18.91
SARs outstanding, December 31	$25.20	$24.03	$20.81
SARs exercisable, December 31	$23.15	$20.95	$20.70

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

The following table summarizes changes in our outstanding PVS awards:

	2014	2013	2012
Non-vested PVS awards, January 1	578,358	652,662	657,038
Granted at target level	133,823	175,498	209,680
Adjustments above/(below) target	53,438	38,330	(120,155)
Vested and converted	(250,205)	(273,044)	(83,859)
Forfeited	(44,695)	(15,088)	(10,042)
Non-vested PVS awards, December 31	470,719	578,358	652,662

Weighted Average Grant Date Fair Value	2014	2013	2012
Non-vested PVS awards, January 1	$23.79	$21.42	$19.39
Granted at target level	47.21	29.67	21.33
Adjustments above/(below) target	22.86	23.83	13.86
Vested and converted	48.69	29.56	21.22
Forfeited	30.76	23.29	20.98
Non-vested PVS awards, December 31	$30.93	$23.79	$21.42

The actual payout of PVS and PVU awards may vary from 0% to 200% of an employee's targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures. The weighted average grant date fair value of PVS awards granted during the years 2014, 2013 and 2012 was $47.21, $29.67 and $21.33, respectively. Including forfeiture and above-target achievement expectations, we expect that the PVS awards will convert to 606,198 shares to be issued over an average remaining term of 1 year.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding PVU awards:

	2014	2013	2012
Non-vested PVU awards, January 1	79,456	69,240	54,572
Granted at target level	1,584	25,538	27,100
Adjustments above/(below) target	6,907	3,000	(7,156)
Vested and converted	(32,438)	(18,322)	(5,276)
Non-vested PVU awards, December 31	55,509	79,456	69,240

Weighted Average Grant Date Fair Value	2014	2013	2012
Non-vested PVU awards, January 1	$23.86	$20.98	$19.65
Granted at target level	47.34	29.56	21.22
Adjustments above/(below) target	22.72	25.30	15.22
Vested and converted	47.34	29.56	21.22
Non-vested PVU awards, December 31	$26.15	$23.86	$20.98

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25,000 in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 76,751 shares, 84,675 shares and 103,010 shares for the years 2014, 2013 and 2012, respectively. At December 31, 2014, there were approximately 4.1 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the end of each reporting period. In addition, deferred stock awards are granted on the date of our annual meeting, and are distributed in shares of common stock. In 2014, we granted 27,144 deferred stock awards, with a grant date fair value of $43.10. Similarly, a non-qualified deferred compensation plan for eligible employees provides for the conversion of compensation into deferred stock units. As of December 31, 2014, the two deferred compensation plans held a total of 503,873 deferred stock units, including 24,296 units to be paid in cash.

Annual Incentive Plan
Under our annual incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 4,200 shares, 5,300 shares and 2,800 shares in 2014, 2013 and 2012, respectively. Incentive stock forfeitures of 4,100 shares, 200 shares and 800 shares occurred in 2014, 2013 and 2012, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $48.69 per share granted in 2014, $29.56 per share granted in 2013 and $21.22 per share granted in 2012.

Note 13:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $4.3 million for 2014, $4.0 million for 2013 and $3.7 million for 2012.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost:
Service cost	$9.8	$9.7	$8.5	$0.4	$1.1	$1.3
Interest cost	17.1	14.8	15.5	0.4	0.6	1.0
Expected return on assets	(19.3)	(17.3)	(16.4)	—	—	—
Amortization of prior service (credit) cost	(1.3)	(1.3)	(1.4)	—	—	0.1
Amortization of transition obligation	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss (gain)	4.7	9.2	8.5	(1.6)	(0.7)	—
Net periodic benefit cost	$11.1	$15.2	$14.8	$(0.8)	$1.0	$2.4
Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$31.5	$(36.1)	$16.5	$0.1	$(18.5)	$2.1
Amortization of prior service credit (cost)	1.3	1.3	1.4	—	—	(0.1)
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial (loss) gain	(4.7)	(9.2)	(8.5)	1.6	0.7	—
Foreign currency exchange rate changes on the above line items	(2.1)	0.6	0.8	—	—	—
Total recognized in other comprehensive income	$25.9	$(43.5)	$10.1	$1.7	$(17.8)	$2.0
Total recognized in net periodic benefit cost and other comprehensive income	$37.0	$(28.3)	$24.9	$0.9	$(16.8)	$4.4

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
	2014	2013	2012	2014	2013	2012
U.S. plans	$8.1	$11.9	$12.0	$(0.8)	$1.0	$2.4
International plans	3.0	3.3	2.8	—	—	—
Net periodic benefit cost	$11.1	$15.2	$14.8	$(0.8)	$1.0	$2.4

The following table presents the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, January 1	$(360.8)	$(363.2)	$(9.2)	$(26.0)
Service cost	(9.8)	(9.7)	(0.4)	(1.1)
Interest cost	(17.1)	(14.8)	(0.4)	(0.6)
Participants' contributions	(0.9)	(0.6)	(0.6)	(0.5)
Actuarial (loss) gain	(44.5)	12.9	(0.1)	18.5
Benefits/expenses paid	28.8	16.4	0.6	0.5
Foreign currency translation	5.8	(1.8)	—	—
Benefit obligation, December 31	$(398.5)	$(360.8)	$(10.1)	$(9.2)

Change in plan assets:
Fair value of assets, January 1	$284.7	$251.0	$—	$—
Actual return on assets	32.3	40.5	—	—
Employer contribution	35.4	8.2	—	—
Participants' contribution	0.9	0.6	0.6	0.5
Benefits/expenses paid	(28.8)	(16.4)	(0.6)	(0.5)
Foreign currency translation	(2.2)	0.8	—	—
Fair value of assets, December 31	$322.3	$284.7	$—	$—

Funded status at end of year	$(76.2)	$(76.1)	$(10.1)	$(9.2)

International pension plan assets, at fair value, included in the preceding table were $30.3 million and $28.5 million at December 31, 2014 and 2013, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2014	2013	2014	2013
Current liabilities	$(1.8)	$(1.5)	$(0.8)	$(0.7)
Noncurrent liabilities	(74.4)	(74.6)	(9.3)	(8.5)
	$(76.2)	$(76.1)	$(10.1)	$(9.2)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2014	2013	2014	2013
Net actuarial loss (gain)	$120.1	$95.2	$(13.8)	$(15.5)
Transition obligation	0.2	0.3	—	—
Prior service credit	(6.3)	(7.4)	—	—
Total	$114.0	$88.1	$(13.8)	$(15.5)

The net actuarial loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.5 million, $0.1 million and $1.3 million, respectively. The net actuarial gain for the other retirement benefits plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.4 million.

The accumulated benefit obligation for all defined benefit pension plans was $391.0 million and $355.4 million at December 31, 2014 and 2013, respectively, including $60.2 million and $56.6 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2014 and 2013.

Benefit payments expected to be paid under our defined benefit pension and other retirement benefit plans in the next ten years are as follows:

($ in millions)	Domestic	International	Total
2015	$21.5	$1.6	$23.1
2016	22.9	1.6	24.5
2017	24.4	1.8	26.2
2018	24.9	2.2	27.1
2019	25.8	2.4	28.2
2020 to 2024	135.5	15.1	150.6
	$255.0	$24.7	$279.7

In 2015, we expect to contribute $23.3 million to pension plans, of which $2.1 million is for international plans. Included in this amount is a contribution to the U.S. qualified pension plan of $20.0 million, as well as a $1.2 million contribution to our non-qualified defined benefit pension plan. In addition, we expect to contribute $0.8 million for other retirement benefits in 2015. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.50%	3.99%	4.78%	4.55%	3.50%	4.50%
Rate of compensation increase	4.29%	4.24%	4.29%	—	—	—
Long-term rate of return on assets	7.01%	7.12%	7.37%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2014	2013	2014	2013
Discount rate	3.96%	4.82%	3.90%	4.55%
Rate of compensation increase	4.14%	4.37%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 4.15% and 5.00% as of December 31, 2014 and 2013, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 2.99% and 3.92% as of December 31, 2014 and 2013, respectively. The rate of compensation increase for U.S. plans was 4.25% for 2014 and 4.50% for 2013, while the weighted average rate for all international plans was 2.74% for 2014 and 2.80% for 2013. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 91% of global plan assets, was 7.25% for 2014 and 2013, and 7.50% for 2012.

The assumed healthcare cost trend rate used to determine benefit obligations was 7.00% for all participants in 2014, decreasing to 5.00% by 2019. A change in the assumed healthcare cost trend rate by one percentage point would result in a $0.3 million increase or decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 7.50% for all participants in 2014, decreasing to 5.00% by 2019. The effect of a one percentage point increase in the rate would be a $0.1 million increase in the aggregate service and interest cost components, while a one percentage point decrease in the rate would have an immaterial impact.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2014	2013
Equity securities	63%	66%
Debt securities	35%	32%
Other	2%	2%
	100%	100%

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

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 10, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2014	Level 1	Level 2	Level 3
Cash	$1.1	$1.1	$—	$—
Equity securities:
Indexed mutual funds	142.3	142.3	—	—
International mutual funds	58.7	58.7	—	—
Fixed income securities:
Mutual funds	111.4	111.4	—	—
Insurance contract	1.0	—	1.0	—
Balanced mutual fund	7.8	7.8	—	—
	$322.3	$321.3	$1.0	$—

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2013	Level 1	Level 2	Level 3
Cash	$1.0	$1.0	$—	$—
Equity securities:
Indexed mutual funds	132.6	132.6	—	—
International mutual funds	55.4	55.4	—	—
Fixed income securities:
Mutual funds	87.4	87.4	—	—
Insurance contract	1.2	—	1.2	—
Balanced mutual fund	7.1	7.1	—	—
	$284.7	$283.5	$1.2	$—

Note 14:  Other (Income) Expense

Other (income) expense consisted of:

($ in millions)	2014	2013	2012
License costs	$1.2	$—	$—
Development income	(1.6)	(2.0)	(6.5)
Acquisition-related contingencies	1.1	1.0	1.2
Foreign exchange and other	(0.9)	0.5	1.1
Restructuring and related charges	—	—	2.1
Impairment charge	—	—	3.4
Total other (income) expense	$(0.2)	$(0.5)	$1.3

Other Income and Expense Items

During 2014, we recorded a $1.2 million charge for license costs associated with acquired in-process research.

In addition, during 2014, we recorded development income of 1.6 million within Delivery Systems, the majority of which related to our receipt of a nonrefundable customer payment of $20.0 million in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. Unearned income related to this payment of $1.5 million and $15.9 million was included within other current liabilities and other long-term liabilities, respectively, at December 31, 2014. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During 2013, we recorded development income of $2.0 million within Delivery Systems, of which $1.0 million related to the nonrefundable customer payment described above. Development income recorded within Delivery Systems during 2012 was primarily attributable to services and the reimbursement of certain costs.

The SmartDose contingent consideration increased by $1.1 million, $1.0 million and $1.2 million during 2014, 2013 and 2012, respectively, due to the time value of money and changes made to sales projections.

Restructuring and Related Charges

Restructuring and related charges incurred in 2012 were associated with the restructuring plan that was announced in 2010. We incurred total charges of $21.9 million as part of this plan. The plan and its activities were completed, and all obligations were paid during 2013.

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

Note 15:  Income Taxes

As a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2014, the statute of limitations for the 2010 U.S. federal tax year lapsed, leaving tax years 2011 through 2014 open to examination. For U.S. state and local jurisdictions, tax years 2010 through 2014 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2006 through 2014.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2014	2013
Balance at January 1	$7.1	$6.8
Additions for tax positions taken in the current year	0.6	1.7
Reduction for expiration of statute of limitations/audits	(0.8)	(1.4)
Balance at December 31	$6.9	$7.1

In addition, we had balances in accrued liabilities for interest and penalties of $0.6 million and $0.5 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, we had $6.9 million of total gross unrecognized tax benefits, of which $6.8 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $0.3 million during the next twelve months, which would favorably impact our effective tax rate.
The components of income before income taxes are:

($ in millions)	2014	2013	2012
U.S. operations	$57.5	$28.9	$8.9
International operations	111.5	118.2	99.7
Total income before income taxes	$169.0	$147.1	$108.6

The related provision for income taxes consists of:

($ in millions)	2014	2013	2012
Current:
Federal	$5.2	$—	$—
State	0.5	0.3	0.2
International	34.5	38.2	27.2
Current income tax provision	40.2	38.5	27.4
Deferred:
Federal and state	7.7	9.2	3.3
International	(0.7)	(7.5)	2.0
Deferred income tax provision	7.0	1.7	5.3
Income tax expense	$47.2	$40.2	$32.7

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2014	2013
Deferred tax assets
Net operating loss carryforwards	$20.4	$20.7
Tax credit carryforwards	40.4	36.1
Restructuring and impairment charges	—	0.1
Pension and deferred compensation	43.7	51.2
Other	20.0	19.8
Valuation allowance	(22.1)	(23.5)
Total deferred tax assets	102.4	104.4
Deferred tax liabilities:
Accelerated depreciation	36.8	40.5
Other	7.7	5.4
Total deferred tax liabilities	44.5	45.9
Net deferred tax asset	$57.9	$58.5

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2014	2013	2012
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(6.8)	(5.3)	(5.9)
Non-benefited losses	—	—	0.6
Reversal of prior valuation allowance	(0.5)	(1.0)	—
Reversal of reserves for unrecognized tax benefits	(0.5)	(0.8)	(0.2)
U.S. tax on international earnings, net of foreign tax credits	(0.1)	0.1	(1.2)
State income taxes, net of federal tax effect	1.5	0.1	(1.0)
U.S. research and development credits	(0.9)	(1.8)	—
Other business credits and Section 199 Deduction	(0.7)	(0.5)	(1.0)
Non-deductible debt premium	—	—	2.0
Other	1.0	1.6	1.9
Effective tax rate	28.0%	27.4%	30.2%

During 2014, we recorded a discrete tax charge of $1.0 million resulting from the impact of a change in apportionment factors on state tax rates applied to items in other comprehensive income and a discrete tax charge of $0.8 million as a result of the finalization of estimates of foreign tax credits available with respect to a repatriation of cash from our subsidiaries in Israel.

During 2013, we recorded a discrete tax charge of $3.5 million, which related to the finalization of a beneficial agreement with local tax authorities in Israel that clarified the future tax status of our entities in Israel and settled a tax audit for the years 2009 through 2011. During 2013, we also recorded a discrete tax charge of $1.3 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances and a discrete tax benefit of $1.3 million related to the reinstatement of the Research and Development tax credit under the Taxpayer Relief Act that was enacted in January 2013. In accordance with U.S. GAAP, although the Taxpayer Relief Act retroactively reinstated the tax credit for two years, from January 1, 2012 through December 31, 2013, it was not taken into account for financial reporting purposes until 2013. Had the Taxpayer Relief Act been signed prior to January 2013, our effective tax rate for 2012 would have been reduced by approximately 1.0%.

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

At December 31, 2014, we have fully utilized all of our U.S. federal net operating loss carryforwards. State operating loss carryforwards of $267.0 million created a deferred tax asset of $15.0 million, while foreign operating loss carryforwards of $22.5 million created a deferred tax asset of $5.4 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. State loss carryforwards expire as follows: $8.3 million in 2015 and $258.7 million thereafter. Foreign loss carryforwards will begin to expire in 2018, while $17.2 million of the total $22.5 million will not expire.

As of December 31, 2014, we had available foreign tax credit carryforwards of $22.6 million expiring as follows: $0.4 million in 2016, $2.4 million in 2017, $1.8 million in 2018, $3.1 million in 2019, $3.2 million in 2020, $9.6 million in 2021 and $2.1 million in 2024. We have U.S. federal and state research and development credit carryforwards of $7.6 million and $3.3 million, respectively. The $7.6 million of U.S. federal research and development credits expire as follows: $0.2 million expire in 2029, $1.0 million expire in 2030, $1.0 million expire in 2031, $1.4 million expire in 2032 and $4.0 million expire after 2032. The $3.3 million of state research and development credits expire as follows: $0.5 million expire in 2021, $0.8 million expire in 2022 and $2.0 million expire after 2022. We have additional available state tax credits of $1.5 million which expire in 2020.

Undistributed earnings of foreign subsidiaries amounted to $653.0 million at December 31, 2014, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S. It is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Note 16:  Commitments and Contingencies

At December 31, 2014, we were obligated under various operating lease agreements. Rental expense in 2014 and 2013 was $10.7 million and 10.3 million, respectively. Net rental expense in 2012 was $12.0 million, which was net of sublease income of $0.4 million.

At December 31, 2014, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2015	$10.3
2016	8.1
2017	6.1
2018	4.5
2019	3.4
Thereafter	30.6
Total	$63.0

At December 31, 2014, outstanding unconditional contractual commitments for the purchase of raw materials, utilities and equipment amounted to $20.4 million, of which $6.0 million is due to be paid in 2015.

We have letters of credit totaling $3.5 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $8.7 million at December 31, 2014, of which $4.6 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

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

Note 17:  Segment Information

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

The following table provides information on sales by significant product group:

($ in millions)	2014	2013	2012
Packaging Systems	$1,019.7	$996.0	$915.1
Proprietary products	105.4	92.7	77.0
Contract manufacturing	297.1	281.4	275.1
Delivery Systems	402.5	374.1	352.1
Intersegment sales elimination	(0.8)	(1.7)	(0.8)
Net sales	$1,421.4	$1,368.4	$1,266.4

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

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2014	2013	2012	2014	2013	2012
United States	$655.5	$614.5	$592.8	$339.4	$336.0	$322.0
Germany	219.4	219.6	184.4	110.9	124.4	117.2
France	118.2	112.6	102.6	40.4	43.4	42.1
Other European countries	285.0	279.4	251.4	91.5	83.2	72.3
Other	143.3	142.3	135.2	123.6	124.7	115.4
	$1,421.4	$1,368.4	$1,266.4	$705.8	$711.7	$669.0

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2014
Net sales	$1,019.7	$402.5	$(0.8)	$1,421.4
Operating profit	$223.0	$13.5	$(54.5)	$182.0
Interest expense, net	—	—	(13.0)	(13.0)
Income before income taxes	$223.0	$13.5	$(67.5)	$169.0
Segment assets	$1,024.3	$405.1	$241.5	$1,670.9
Capital expenditures	76.5	35.8	(0.4)	111.9
Depreciation and amortization expense	58.3	23.0	8.7	90.0

2013
Net sales	$996.0	$374.1	$(1.7)	$1,368.4
Operating profit	$217.0	$9.4	$(64.0)	$162.4
Loss on debt extinguishment	—	—	(0.2)	(0.2)
Interest expense, net	—	—	(15.1)	(15.1)
Income before income taxes	$217.0	$9.4	$(79.3)	$147.1
Segment assets	$1,048.9	$429.3	$193.4	$1,671.6
Capital expenditures	81.3	28.5	42.1	151.9
Depreciation and amortization expense	55.5	20.9	8.8	85.2

2012
Net sales	$915.1	$352.1	$(0.8)	$1,266.4
Operating profit	$187.5	$18.4	$(70.8)	$135.1
Loss on debt extinguishment	—	—	(11.6)	(11.6)
Interest expense, net	—	—	(14.9)	(14.9)
Income before income taxes	$187.5	$18.4	$(97.3)	$108.6
Segment assets	$942.7	$389.3	$232.0	$1,564.0
Capital expenditures	74.3	24.5	32.5	131.3
Depreciation and amortization expense	52.7	18.4	5.8	76.9

During 2014, we recognized a pre-tax loss on debt extinguishment of less than $0.1 million, in connection with repurchases of our Convertible Debentures. We recognized a pre-tax loss on debt extinguishment of $0.2 million and $11.6 million, during 2013 and 2012 respectively, in connection with similar repurchases.  Refer to Note 8, Debt, for additional details.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
West Pharmaceutical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2015

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Full Year
2014
Net sales	$346.8	$368.9	$355.9	$349.8	$1,421.4
Gross profit	106.4	121.8	109.9	109.7	447.8
Net income	$27.1	$37.6	$31.0	$31.4	$127.1
Net income per share:
Basic	$0.38	$0.53	$0.44	$0.44	$1.79
Diluted	$0.38	$0.52	$0.43	$0.43	$1.75

2013
Net sales	$339.4	$344.5	$341.8	$342.7	$1,368.4
Gross profit	111.7	110.9	105.5	106.6	434.7
Net income	$31.7	$30.2	$26.8	$23.6	$112.3
Net income per share:
Basic	$0.46	$0.44	$0.38	$0.33	$1.61
Diluted	$0.45	$0.43	$0.37	$0.33	$1.57

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)	First quarter 2013 net income included a loss on debt extinguishment of $0.2 million and $1.3 million ($0.02 per diluted share) of discrete tax items.

(2)
Net income for the third quarter of 2014 included the impact of a charge for license costs associated with acquired in-process research of $0.8 million ($0.01 per diluted share). Net income for the third quarter of 2013 included $1.3 million ($0.02 per diluted share) of discrete tax items.

(3)
Fourth quarter 2014 net income included $1.8 million ($0.02 per diluted share) of discrete tax items. Fourth quarter 2013 net income included $3.5 million ($0.05 per diluted share) of discrete tax items.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2014.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading Items to be Voted on - Proposal 1 - Election of Ten Directors in our 2015 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Code of Business Conduct in our 2015 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Information - 2016 Shareholder Proposals or Nominations included in our 2015 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Committees - Audit Committee in our 2015 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation and Executive Compensation in our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the headings Other Information - Stock Ownership in our 2015 Proxy Statement.
Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company's equity compensation plans as of the close of business on December 31, 2014. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico, Inc. Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,582,649	(1)	$25.46	(2)	8,172,186	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,582,649		$25.46		8,172,186

(1)
Includes 2,322,234 outstanding stock options, 203,540 outstanding stock-settled stock appreciation rights, 470,719 restricted performance share units and 234,865 deferred stock-equivalents units granted to directors under the 2011 Plan. Includes 1,931,226 outstanding stock options and 90,611 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Includes 329,454 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007). The average term of remaining options and stock-settled stock appreciation rights granted is 6.4 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 124.4%, 113.4%, and 39.2% in 2014, 2013 and 2012, respectively. The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 4,115,586 shares reserved under the Company's Employee Stock Purchase Plan and 4,056,600 shares remaining available for issuance under the 2011 Plan. The estimated number of shares that could be issued for 2014 from the Employee Stock Purchase Plan is 730,878. This number of shares is calculated by multiplying the 543 share per offering period per participant limit by 1,346, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Related Person Transactions and Procedures in our 2015 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Related Person Transactions and Procedures in our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent auditors in 2014 and 2013 is incorporated by reference from the discussion under the heading Independent Auditor and Fees - Fees Paid to PricewaterhouseCoopers LLP in our 2015 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Independent Auditors and Fees - Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2015 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2014
Allowances deducted from assets:
Deferred tax asset valuation allowance	$23.5	$(0.9)	$(0.5)	$22.1
Allowance for doubtful accounts	0.8	0.4	(0.3)	0.9
Total allowances deducted from assets	$24.3	$(0.5)	$(0.8)	$23.0

For the year ended December 31, 2013
Allowances deducted from assets:
Deferred tax asset valuation allowance	$20.4	$2.8	$0.3	$23.5
Allowance for doubtful accounts	0.5	—	0.3	0.8
Total allowances deducted from assets	$20.9	$2.8	$0.6	$24.3

For the year ended December 31, 2012
Allowances deducted from assets:
Deferred tax asset valuation allowance	$19.3	$0.6	$0.5	$20.4
Allowance for doubtful accounts	0.3	0.3	(0.1)	0.5
Total allowances deducted from assets	$19.6	$0.9	$0.4	$20.9

__________________________

(1)	Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

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

February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Morel, Jr., Ph.D	Director, Chief Executive Officer and Chairman	February 25, 2015
Donald E. Morel, Jr., Ph.D	of the Board (Principal Executive Officer)

/s/ Daniel Malone	Vice President and Controller	February 25, 2015
Daniel Malone	(Principal Accounting Officer)

/s/ William J. Federici	Senior Vice President and Chief Financial Officer	February 25, 2015
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 17, 2015
Mark A. Buthman*

/s/ William F. Feehery	Director	February 17, 2015
William F. Feehery*

/s/ Thomas W. Hofmann	Director	February 17, 2015
Thomas W. Hofmann*

/s/ Paula A. Johnson	Director	February 17, 2015
Paula A. Johnson*

/s/ Myla Lai-Goldman, M.D.	Director	February 17, 2015
Myla Lai-Goldman, M.D.*

/s/ Douglas A. Michels	Director	February 17, 2015
Douglas A. Michels*

/s/ John H. Weiland	Director	February 17, 2015
John H. Weiland*

/s/ Anthony Welters	Director	February 17, 2015
Anthony Welters*

/s/ Patrick J. Zenner	Director	February 17, 2015
Patrick J. Zenner*

* By William J. Federici pursuant to a power of attorney.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation effective August 1, 2013 are incorporated by reference from our Form 10-Q report for the quarter ended September 30, 2014.
3.2	Our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 8-K dated December 17, 2007.
4.3	Article I and V of our Bylaws, as amended through October 14, 2008 are incorporated by reference from our Form 8-K dated October 20, 2008.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
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

10.5	Letter to 530 Regency Drive Associates, L.P. exercising purchase option is incorporated by reference from our 2010 10-K report.
10.6	Lease dated as of December 31, 1992 between Lion Associates, L.P. and us relating to the lease of our headquarters in Lionville, Pa. is incorporated by reference from our 1992 10-K report.
10.7	First Addendum to Lease dated as of May 22, 1995 between Lion Associates, L.P. and us is incorporated by reference from our 1995 10-K report.
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

Exhibit Number	Description
10.14 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.
10.15 (2)	Separation and Release Agreement, dated as of July 31, 2014, between us and Jeffrey C. Hunt.
10.16 (2)	Change-in-Control Agreement, dated as of May 3, 2012, between us and John Paproski, is incorporated by reference from our 2013 10-K report.
10.17 (2)	Change-in-Control Agreement, dated as of August 16, 2012, between us and Daniel Malone, is incorporated by reference from our 2013 10-K report.
10.18 (2)	Change-in-Control Agreement, dated as of August 15, 2012, between us and Karen Flynn, is incorporated by reference from our 2013 10-K report.
10.19 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.20 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.
10.21 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.22 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.
10.23 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.24 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.25 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective June 30, 2013, is incorporated by reference from our 2013 10-K report.
10.26 (2)	1998 Key Employee Incentive Compensation Plan, dated March 10, 1998 (now terminated) is incorporated by reference from our 1997 10-K report.
10.27 (2)	Amendment No. 1 to 1998 Key Employees Incentive Compensation Plan, effective October 30, 2001 is incorporated by reference from our 2001 10-K report.
10.28 (2)	West Pharmaceutical Services, Inc. 2011 Omnibus Incentive Compensation Plan is incorporated by reference from our Form 8-K filed on May 6, 2011.
10.29 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 4, 2007.
10.30 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.31 (2)
Form of Director 2004 Non-Qualified Stock Option Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.32 (2)	Form of Director 2004 Stock Unit Award Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.
10.33 (2)
Form of Director 2004 Non-Qualified Stock Option Agreement, issued pursuant to the 2004 Stock-Based Compensation Plan is incorporated by reference from our 10-Q report for the quarter ended September 30, 2004.

10.34 (2)	Form of Executive 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.35 (2)	Form of Director 2005 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.
10.36 (2)	Form of Director 2005 Stock Unit Share Award Notice is incorporated by reference from our 10-Q report for the quarter ended September 30, 2005.

Exhibit Number	Description
10.37 (2)	Form of Executive 2006 Bonus and Incentive Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.38 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.39 (2)	Form of 2006 Performance-Vesting Restricted (“PVR”) Share Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.40 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.41 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.42 (2)	Form of 2007 Bonus and Incentive Share Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.
10.43 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.44 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.45 (2)	Form of 2008 Bonus and Incentive Share Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.
10.46 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.47 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.
10.48 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.
10.49
Credit Agreement, dated June 3, 2011, by and among us, certain of our subsidiaries, several banks and other financial institutions from time to time parties thereto (the "Lenders") and PNC Bank, National Association, as administrative agent for the Lenders.

10.50
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

10.53 (3)	Supply Agreement, dated as of October 1, 2007, between us and Becton, Dickinson and Company is incorporated by reference from our 2007 10-K report.
10.54	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.55 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.
10.56 (2)	Amendment to Letter Agreement, dated as of May 1, 2003, between us and Robert S. Hargesheimer is incorporated by reference from our 2003 10-K report.
10.57 (2)	Amendment #2 to Letter Agreement, dated as of December 19, 2008, between us and Robert S. Hargesheimer, is incorporated by reference from our 2008 10-K report.

Exhibit Number	Description
10.58 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.59	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
10.60	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.
10.61 (3)
Global Supply Agreement by and between ExxonMobil Chemical Company and us, entered into on August 11, 2014, and effective January 1, 2014 through December 31, 2018 is incorporated by reference from our Form 8-K report filed on August 15, 2014.

10.62 (2)	Form of 2014 Long-Term Incentive Plan Award is incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2014.
10.63 (2)	Form of 2014 Stock-Settled Restricted Stock Unit Award is incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2014.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.

F-4