Form 10-Q
period 2015-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2015-08-03
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☑

As of June 30, 2015, there were 72,003,711 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$359.7	$368.9	$695.6	$715.7
Cost of goods and services sold	241.5	247.1	467.7	487.5
Gross profit	118.2	121.8	227.9	228.2
Research and development	8.1	9.9	15.6	19.9
Selling, general and administrative expenses	60.8	57.5	116.0	113.9
Other expense (Note 11)	10.2	0.3	9.4	1.0
Operating profit	39.1	54.1	86.9	93.4
Interest expense	3.4	4.2	7.5	8.2
Interest income	0.4	0.5	0.8	0.9
Income before income taxes	36.1	50.4	80.2	86.1
Income tax expense	9.2	14.0	21.7	23.8
Equity in net income of affiliated companies	0.9	1.2	2.2	2.4
Net income	$27.8	$37.6	$60.7	$64.7

Net income per share:
Basic	$0.39	$0.53	$0.84	$0.92
Diluted	$0.38	$0.52	$0.83	$0.89

Weighted average shares outstanding:
Basic	72.0	70.8	71.9	70.7
Diluted	73.7	72.4	73.5	72.4

Dividends declared per share	$0.11	$0.10	$0.22	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$27.8	$37.6	$60.7	$64.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.8	(1.5)	(44.5)	(3.3)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.1, $0, $0.9 and $0.2 respectively	(0.2)	0.1	1.6	0.3
Net (losses) gains on derivatives, net of tax of $(0.4), $0.2, $0.8 and $0.4, respectively	(1.5)	0.5	1.9	0.7
Other comprehensive income (loss), net of tax	10.1	(0.9)	(41.0)	(2.3)
Comprehensive income	$37.9	$36.7	$19.7	$62.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$252.0	$255.3
Accounts receivable, net	198.8	179.0
Inventories	187.2	181.5
Deferred income taxes	8.2	7.8
Other current assets	33.7	35.7
Total current assets	679.9	659.3
Property, plant and equipment	1,380.3	1,390.8
Less accumulated depreciation and amortization	694.9	685.0
Property, plant and equipment, net	685.4	705.8
Investments in affiliated companies	59.8	60.6
Goodwill	105.3	108.6
Deferred income taxes	66.5	66.1
Intangible assets, net	39.4	42.0
Other noncurrent assets	27.4	28.5
Total Assets	$1,663.7	$1,670.9

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$95.0	$27.2
Accounts payable	91.4	103.1
Pension and other postretirement benefits	2.5	2.6
Accrued salaries, wages and benefits	52.4	52.9
Income taxes payable	18.5	14.9
Other current liabilities	53.9	51.8
Total current liabilities	313.7	252.5
Long-term debt	231.7	309.5
Deferred income taxes	16.1	15.7
Pension and other postretirement benefits	63.0	83.7
Other long-term liabilities	49.8	52.6
Total Liabilities	674.3	714.0

Commitments and contingencies (Note 13)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 72.1 million and 71.4 million; outstanding: 72.0 million and 71.3 million	18.0	17.8
Capital in excess of par value	188.6	160.2
Retained earnings	947.0	902.2
Accumulated other comprehensive loss	(160.2)	(119.2)
Treasury stock, at cost (0.1 million and 0.1 million shares)	(4.0)	(4.1)
Total Equity	989.4	956.9
Total Liabilities and Equity	$1,663.7	$1,670.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2014	71.4	$17.8	$160.2	$(4.1)	$902.2	$(119.2)	$956.9
Net income	—	—	—	—	60.7	—	60.7
Stock-based compensation	—	0.1	19.2	0.1	—	—	19.4
Shares issued under stock plans	0.8	0.1	11.2	0.1	—	—	11.4
Shares repurchased for employee tax withholdings	(0.1)	—	(5.5)	(0.1)	—	—	(5.6)
Excess tax benefit from employee stock plans	—	—	3.5	—	—	—	3.5
Dividends declared	—	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(41.0)	(41.0)
Balance, June 30, 2015	72.1	$18.0	$188.6	$(4.0)	$947.0	$(160.2)	$989.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$60.7	$64.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42.1	42.6
Amortization	2.1	2.3
Stock-based compensation	20.8	8.9
Other non-cash items, net	(1.6)	(1.9)
Changes in assets and liabilities	(48.5)	(43.6)
Net cash provided by operating activities	75.6	73.0

Cash flows from investing activities:
Capital expenditures	(57.1)	(56.2)
Purchases of short-term investments	—	(9.3)
Sales and maturities of short-term investments	—	8.3
Other, net	1.0	0.2
Net cash used in investing activities	(56.1)	(57.0)

Cash flows from financing activities:
Borrowings under revolving credit agreements	43.6	182.9
Repayments under revolving credit agreements	(43.6)	(192.9)
Repayments of long-term debt	(1.2)	(1.1)
Dividend payments	(15.8)	(14.1)
Excess tax benefit from employee stock plans	3.5	3.7
Shares repurchased for employee tax withholdings	(5.6)	(4.1)
Proceeds from exercise of stock options and stock appreciation rights	8.2	5.2
Employee stock purchase plan contributions	1.5	1.5
Contingent consideration payments	(0.1)	(0.1)
Net cash used in financing activities	(9.5)	(19.0)
Effect of exchange rates on cash	(13.3)	(0.3)
Net decrease in cash and cash equivalents	(3.3)	(3.3)

Cash and cash equivalents at beginning of period	255.3	230.0
Cash and cash equivalents at end of period	$252.0	$226.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2015 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Standards Issued Not Yet Adopted

In July 2015, the FASB issued guidance regarding the subsequent measurement of inventory. This guidance requires inventory measured using any method other than last-in, first-out or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value represents estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued guidance on the accounting for fees paid by a customer in a cloud computing arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management is currently evaluating the impact that this guidance will have on our financial statements, if any.

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs, from an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on our financial statements, if any, including which transition method it will adopt.

Note 3:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income	$27.8	$37.6	$60.7	$64.7
Denominator:
Weighted average common shares outstanding	72.0	70.8	71.9	70.7
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.7	1.6	1.6	1.7
Weighted average shares assuming dilution	73.7	72.4	73.5	72.4

During the three months ended June 30, 2015 and 2014, there were 0.8 million and 0.6 million shares, respectively, not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.5 million and 0.4 million antidilutive shares outstanding during the six months ended June 30, 2015 and 2014, respectively.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	June 30, 2015	December 31, 2014
Finished goods	$79.2	$76.0
Work in process	30.0	25.6
Raw materials	78.0	79.9
	$187.2	$181.5

Note 5:  Debt

The following table summarizes our long-term debt obligations, net of current maturities:

($ in millions)	June 30, 2015	December 31, 2014
Series B floating rate notes, due July 28, 2015	$25.0	$25.0
Euro note B, due February 27, 2016	67.8	74.3
Capital leases, due January 1, 2016	0.1	0.2
Revolving credit facility, due April 26, 2017	27.4	29.7
Term loan, due January 1, 2018	38.2	39.2
Note payable, due January 1, 2020	0.2	0.3
Series A notes, due July 5, 2022	42.0	42.0
Series B notes, due July 5, 2024	53.0	53.0
Series C notes, due July 5, 2027	73.0	73.0
	326.7	336.7
Less: current portion of long-term debt	95.0	27.2
	$231.7	$309.5

Please refer to Note 8, Debt, to the consolidated financial statements in our 2014 Annual Report for additional details regarding our debt agreements.

At June 30, 2015, we had $27.4 million in outstanding borrowings under our multi-currency revolving credit facility, of which $4.1 million was denominated in Yen and $23.3 million was denominated in Euro. The total amount outstanding under this facility at June 30, 2015 and December 31, 2014 was classified as long-term.

In addition, at June 30, 2015, we had $38.2 million outstanding under our five-year term loan due January 2018, of which $2.2 million was classified as current. Please refer to Note 6, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

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

Interest Rate Risk

At June 30, 2015, we had a $38.2 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan related to the purchase of our corporate office and research building. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offering Rates (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

In addition, we had a $25.0 million interest rate swap agreement outstanding as of June 30, 2015, that was designated as a cash flow hedge to protect against volatility in the interest rates on our floating rate notes ("Series B Notes"), both of which matured on July 28, 2015. Under this swap, we received variable interest rate payments based on three-month LIBOR in return for making quarterly fixed rate payments. Including the applicable margin, the interest rate swap agreement effectively fixed the interest rate payable on the Series B Notes at 5.51%.

Foreign Exchange Rate Risk

During 2015 and 2014, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted U.S. dollar ("USD")-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of €9.7 million ($11.7 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries for a total notional amount of €9.1 million ($11.0 million).

In addition, we entered into several contracts which involve both a written and a purchased option to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by West in the U.S. The notional amounts of these contracts include ¥792.9 million of a derivative asset and ¥792.9 million of a derivative liability, or $6.7 million each.

Lastly, we entered into several contracts which involve both a written and a purchased option to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. The notional amounts of these contracts include ¥457.7 million of a derivative asset and ¥457.7 million of a derivative liability, or $3.7 million each.

At June 30, 2015, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €61.1 million ($67.8 million) Euro note B and our €21.0 million ($23.3 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $16.2 million pre-tax ($10.3 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2015. We have also designated our ¥500.0 million ($4.1 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At June 30, 2015, there was a cumulative foreign currency translation gain on this Yen-denominated debt of $1.3 million pre-tax ($0.8 million after tax) which was also included within accumulated other comprehensive loss.

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

During the three and six months ended June 30, 2015, the loss recorded in cost of goods and services sold related to these call options was immaterial.

Effects of Derivative Instruments on Financial Position and Results of Operations

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.4)	$0.1	$(0.4)	$—	Net sales
Foreign currency hedge contracts	(1.1)	0.2	—	—	Cost of goods and services sold
Interest rate swap contracts	—	(0.2)	0.4	0.4	Interest expense
Total	$(1.5)	$0.1	$—	$0.4
Net Investment Hedges:
Foreign currency-denominated debt	$(1.2)	$0.5	$—	$—	Other expense
Total	$(1.2)	$0.5	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Cash Flow Hedges:
Foreign currency hedge contracts	$1.4	$—	$(0.7)	$—	Net sales
Foreign currency hedge contracts	0.5	0.1	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.3)	0.8	0.8	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$1.7	$(0.2)	$0.2	$0.9
Net Investment Hedges:
Foreign currency-denominated debt	$5.5	$0.5	$—	$—	Other expense
Total	$5.5	$0.5	$—	$—

For the three and six months ended June 30, 2015 and 2014, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.9	$6.9	$—	$—
Foreign currency contracts	1.9	—	1.9	—
	$8.8	$6.9	$1.9	$—
Liabilities:
Contingent consideration	$5.2	$—	$—	$5.2
Deferred compensation liabilities	9.1	9.1	—	—
Interest rate swap contracts	2.7	—	2.7	—
Foreign currency contracts	0.1	—	0.1	—
	$17.1	$9.1	$2.8	$5.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.6	$6.6	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$6.8	$6.6	$0.2	$—
Liabilities:
Contingent consideration	$5.0	$—	$—	$5.0
Deferred compensation liabilities	8.7	8.7	—	—
Interest rate swap contracts	3.6	—	3.6	—
	$17.3	$8.7	$3.6	$5.0

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration, included within other current and other long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Interest rate swap contracts, included within other current and long-term liabilities, are valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 6, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to our SmartDoseTM electronic patch injector system (“SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other (income) expense in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Six Months Ended June 30,
	2015	2014
Beginning Balance	$5.0	$4.3
Increase in fair value recorded in earnings	0.3	0.7
Payments	(0.1)	(0.1)
Ending Balance	$5.2	$4.9

Refer to Note 11, Other Expense, for further discussion of our acquisition-related contingency.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2015, the estimated fair value of long-term debt was $229.1 million compared to a carrying amount of $231.7 million. At December 31, 2014, the estimated fair value of long-term debt was $311.4 million and the carrying amount was $309.5 million.

Note 8:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2014	$(4.3)	$4.7	$(64.6)	$(55.0)	$(119.2)
Other comprehensive income (loss) before reclassifications	1.7	—	0.4	(44.5)	(42.4)
Amounts reclassified out	0.2	—	1.2	—	1.4
Other comprehensive income (loss), net of tax	1.9	—	1.6	(44.5)	(41.0)
Balance, June 30, 2015	$(2.4)	$4.7	$(63.0)	$(99.5)	$(160.2)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2015	2014	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$0.5	$—	$0.9	$—	Cost of goods and services sold
Interest rate swap contracts	(0.6)	(0.7)	(1.3)	(1.3)	Interest expense
Forward treasury locks	(0.1)	—	(0.2)	(0.2)	Interest expense
Total before tax	(0.2)	(0.7)	(0.6)	(1.5)
Tax expense	0.2	0.3	0.4	0.6
Net of tax	$—	$(0.4)	$(0.2)	$(0.9)
Amortization of defined benefit pension and other postretirement plans:
Prior service cost	$0.3	$0.3	$0.6	$0.6	(a)
Actuarial losses	(1.2)	(0.8)	(2.5)	(1.6)	(a)
Total before tax	(0.9)	(0.5)	(1.9)	(1.0)
Tax expense	0.3	0.2	0.7	0.3
Net of tax	$(0.6)	$(0.3)	$(1.2)	$(0.7)
Total reclassifications for the period, net of tax	$(0.6)	$(0.7)	$(1.4)	$(1.6)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 10, Benefit Plans, for additional details.

Note 9:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the "2011 Plan") provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and corporate governance and compensation committees. Vesting requirements vary by award. At June 30, 2015, there were 2,632,617 shares remaining in the 2011 Plan for future grants.

During the six months ended June 30, 2015, we granted 901,704 stock options at a weighted average exercise price of $55.62 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan, including shares issued in conjunction with the Chief Executive Officer ("CEO") succession. The weighted average grant date fair value of options granted was $10.50 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.61%; expected life of 5.8 years based on prior experience; stock volatility of 19.2% based on historical data; and a dividend yield of 0.9%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2015, we granted 139,716 performance vesting share (“PVS”) awards at a weighted grant-date fair value of $55.25 per share to key employees under the 2011 Plan, including shares issued in conjunction with the CEO succession. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PVS awards may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

In addition, during the six months ended June 30, 2015, we granted 30,499 restricted share awards at a grant-date fair value of $57.38 per share to the new CEO under the 2011 Plan. The fair value of the award is based on the market price of our stock at the grant date and is recognized as expense over the vesting period.

Total stock-based compensation expense was $15.5 million and $20.8 million for the three and six months ended June 30, 2015, respectively. Included in these amounts was a $10.4 million charge related to executive retirements, which was recorded within other expense. Refer to Note 11, Other Expense, for further discussion of this charge. The remainder of stock-based compensation expense for the three and six months ended June 30, 2015 was recorded within selling, general and administrative expenses. For the three and six months ended June 30, 2014, total stock-based compensation expense was $4.6 million and $8.9 million, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2015	2014	2015	2014	2015	2014
Service cost	$2.7	$2.5	$0.2	$0.1	$2.9	$2.6
Interest cost	3.9	4.3	0.1	0.1	4.0	4.4
Expected return on assets	(5.7)	(4.8)	—	—	(5.7)	(4.8)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses (gains)	1.6	1.1	(0.4)	(0.3)	1.2	0.8
Net periodic benefit cost	$2.2	$2.8	$(0.1)	$(0.1)	$2.1	$2.7

	Pension benefits		Other retirement benefits		Total
	2015	2014	2015	2014	2015	2014
U.S. plans	$1.6	$2.0	$(0.1)	$(0.1)	$1.5	$1.9
International plans	0.6	0.8	—	—	0.6	0.8
Net periodic benefit cost	$2.2	$2.8	$(0.1)	$(0.1)	$2.1	$2.7

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2015	2014	2015	2014	2015	2014
Service cost	$5.4	$5.1	$0.3	$0.2	$5.7	$5.3
Interest cost	7.8	8.5	0.2	0.2	8.0	8.7
Expected return on assets	(11.4)	(9.7)	—	—	(11.4)	(9.7)
Amortization of prior service credit	(0.6)	(0.6)	—	—	(0.6)	(0.6)
Recognized actuarial losses (gains)	3.2	2.3	(0.7)	(0.7)	2.5	1.6
Net periodic benefit cost	$4.4	$5.6	$(0.2)	$(0.3)	$4.2	$5.3

	Pension benefits		Other retirement benefits		Total
	2015	2014	2015	2014	2015	2014
U.S. plans	$3.1	$4.1	$(0.2)	$(0.3)	$2.9	$3.8
International plans	1.3	1.5	—	—	1.3	1.5
Net periodic benefit cost	$4.4	$5.6	$(0.2)	$(0.3)	$4.2	$5.3

Note 11:  Other Expense

Other expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Executive retirement and related costs	$10.9	$—	$10.9	$—
Development income	(0.4)	(0.5)	(0.8)	(0.9)
Acquisition-related contingencies	0.1	0.3	0.3	0.7
Other items	(0.4)	0.5	(1.0)	1.2
	$10.2	$0.3	$9.4	$1.0

During the three months ended June 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for the Company’s previous CEO, $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for the Company’s previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

During the three and six months ended June 30, 2015, we recognized development income of $0.4 million and $0.8 million, respectively, within our Pharmaceutical Delivery Systems segment ("Delivery Systems"), which related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. As of June 30, 2015, there was $16.7 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $15.2 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During the three and six months ended June 30, 2014, we recorded development income of $0.5 million and $0.9 million, respectively, within Delivery Systems, most of which related to the nonrefundable customer payment described above.

During the three and six months ended June 30, 2015, the SmartDose contingent consideration increased by $0.1 million and $0.3 million, respectively, due to the time value of money and changes made to sales projections. During the three months ended June 30, 2014, the SmartDose contingent consideration increased by $0.3 million due to the time value of money. The increase in the SmartDose contingent consideration of $0.7 million during the six months ended June 30, 2014 was due to the time value of money, as well as changes made to sales projections in the first quarter of 2014. These adjustments are included within Delivery Systems' results.

Other items, for the six month period ended June 30, 2015, includes $0.5 million of foreign exchange transaction gains. The amount of foreign exchange transaction losses recorded during the three months ended June 30, 2015 was immaterial. During the three and six months ended June 30, 2014, we recorded $0.7 million and $1.1 million of foreign exchange transaction losses, respectively.

Note 12:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. For the three and six months ended June 30, 2015, our effective tax rate was 25.5% and 27.1%, respectively, compared with 27.7% for both periods in 2014. The decrease in the effective tax rate for the periods presented primarily reflects changes in our geographic mix of earnings.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net sales:
Packaging Systems	$259.6	$268.0	$502.1	$520.9
Delivery Systems	100.6	101.1	194.1	195.1
Intersegment sales elimination	(0.5)	(0.2)	(0.6)	(0.3)
Total net sales	$359.7	$368.9	$695.6	$715.7
Operating profit (loss):
Packaging Systems	$61.8	$62.9	$122.7	$114.3
Delivery Systems	4.0	3.7	3.5	3.5
Corporate	(15.8)	(12.5)	(28.4)	(24.4)
Other unallocated items	(10.9)	—	(10.9)	—
Total operating profit	$39.1	$54.1	$86.9	$93.4
Interest expense	3.4	4.2	7.5	8.2
Interest income	0.4	0.5	0.8	0.9
Income before income taxes	$36.1	$50.4	$80.2	$86.1

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the second quarter of 2015, we recorded a $10.9 million charge for executive retirement and related costs. Please refer to Note 11, Other Expense, for additional details.

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

2015 Financial Performance Summary

Our 2015 results continue to be affected by the weakening of the Euro and other foreign currencies in relation to USD. Foreign currency translation reduced our second quarter 2015 net income and net income per diluted share by $6.3 million and $0.09, respectively, as compared to the same period in 2014. For the six months ended June 30, 2015, foreign currency translation lowered net income and net income per diluted share by $13.3 million and $0.18, respectively, as compared to the same period in 2014.

Our 2015 results also include a $10.9 million charge for executive retirement and related costs, which reduced net income and net income per diluted share by $6.9 million and $0.09, respectively, as compared to the same period in 2014.

Excluding foreign currency effects and the executive retirement charge, our net sales and net income per diluted share increased by 7.0% and 23.0%, respectively, for the six months ended June 30, 2015, as compared to the same period in 2014. Our financial position remains strong, with cash and cash equivalents of $252.0 million and a borrowing capacity under our multi-currency revolving credit facility of $269.6 million at June 30, 2015.

We anticipate continued revenue and margin improvement on a long-term basis, driven by customers' increasing demand for higher product quality, which results in higher revenues and margin per unit sold in Packaging Systems and an increasing percentage of total sales from higher margin proprietary products in Delivery Systems.

In April 2015, we appointed Eric M. Green to serve as our Chief Executive Officer, effective April 24, 2015, succeeding Donald E. Morel, Jr., Ph.D., who previously served as Chairman of our Board of Directors and Chief Executive Officer. Dr. Morel continued to serve as Chairman of our Board of Directors until June 30, 2015, and retired effective as of July 1, 2015.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		% Change
($ in millions)	2015	2014	As-Reported	Ex-Currency
Packaging Systems	$259.6	$268.0	(3.2)%	8.5%
Delivery Systems	100.6	101.1	(0.4)%	4.8%
Intersegment sales elimination	(0.5)	(0.2)	—	—
Consolidated net sales	$359.7	$368.9	(2.5)%	7.4%

Consolidated net sales decreased by $9.2 million, or 2.5%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $36.5 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2015 increased by $27.3 million, or 7.4%, as compared to the same period in 2014. Consolidated net sales originating in the United States for the three months ended June 30, 2015 were $168.4 million, an increase of 4.0% from the same period in 2014. Consolidated net sales generated outside of the United States (mainly in Europe) for the three months ended June 30, 2015 were $191.3 million, a decrease of 7.5% from the same period in 2014 due to an unfavorable foreign currency impact. The average Euro to USD exchange rate decreased from $1.37 for the three months ended June 30, 2014 to $1.11 for the three months ended June 30, 2015.

Packaging Systems – Packaging Systems’ net sales decreased by $8.4 million, or 3.2%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $31.2 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2015 increased by $22.8 million, or 8.5%, as compared to the same period in 2014, due to continued growth in our high-value product offerings. An improvement in product mix contributed 7.3 percentage points of the increase, and sales price increases contributed 1.2 percentage points of the increase. Our high-value product offerings represented 45.9% of Packaging Systems' net sales for the three months ended June 30, 2015, as compared to 44.4% for the same period in 2014.

Delivery Systems – Delivery Systems’ net sales decreased by $0.5 million, or 0.4%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $5.3 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2015 increased by $4.8 million, or 4.8%, as compared to the same period in 2014, primarily due to increases in contract manufacturing sales and sales of administration systems for point-of-use drug reconstitution and safety systems. Sales volumes and a positive product mix contributed the majority of the increase. Proprietary net sales represented 28.3% of Delivery Systems' net sales for the three months ended June 30, 2015, as compared to 27.1% for the same period in 2014.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		% Change
($ in millions)	2015	2014	As-Reported	Ex-Currency
Packaging Systems	$502.1	$520.9	(3.6)%	7.8%
Delivery Systems	194.1	195.1	(0.5)%	5.0%
Intersegment sales elimination	(0.6)	(0.3)	—	—
Consolidated net sales	$695.6	$715.7	(2.8)%	7.0%

Consolidated net sales decreased by $20.1 million, or 2.8%, for the six months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $69.9 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2015 increased by $49.8 million, or 7.0%, as compared to the same period in 2014. Consolidated net sales originating in the United States for the six months ended June 30, 2015 were $323.6 million, an increase of 5.8% from the same period in 2014. Consolidated net sales generated outside of the United States (mainly in Europe) for the six months ended June 30, 2015 were $372.0 million, a decrease of 9.2% from the same period in 2014 due to an unfavorable foreign currency impact. The average Euro to USD exchange rate decreased from $1.37 for the six months ended June 30, 2014 to $1.12 for the six months ended June 30, 2015.

Packaging Systems – Packaging Systems’ net sales decreased by $18.8 million, or 3.6%, for the six months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $59.3 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2015 increased by $40.5 million, or 7.8%, as compared to the same period in 2014, due to continued growth in our high-value product offerings. An improvement in product mix and higher sales volumes contributed 6.6 percentage points of the increase, and sales price increases contributed 1.2 percentage points of the increase. Our high-value product offerings represented 46.2% of Packaging Systems' net sales for the six months ended June 30, 2015, as compared to 43.3% for the same period in 2014.

Delivery Systems – Delivery Systems’ net sales decreased by $1.0 million, or 0.5%, for the six months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $10.6 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2015 increased by $9.6 million, or 5.0%, as compared to the same period in 2014, primarily due to an increase in contract manufacturing sales, particularly sales of glucose monitoring devices, as well as increased sales of safety systems, administration systems for point-of-use drug reconstitution and SmartDose development agreement revenue. Sales volumes contributed the entirety of the increase. Proprietary net sales represented 26.4% of Delivery Systems' net sales for the six months ended June 30, 2015, as compared to 24.9% for the same period in 2014.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Packaging Systems:
Gross Profit	$98.8	$101.3	$193.7	$190.7
Gross Margin	38.1%	37.8%	38.6%	36.6%
Delivery Systems:
Gross Profit	$19.4	$20.5	$34.2	$37.5
Gross Margin	19.3%	20.3%	17.6%	19.2%
Consolidated Gross Profit	$118.2	$121.8	$227.9	$228.2
Consolidated Gross Margin	32.8%	33.0%	32.8%	31.9%

Consolidated gross profit decreased by $3.6 million, or 3.0%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $12.7 million. Consolidated gross margin decreased by 0.2 margin points for the three months ended June 30, 2015, as compared to the same period in 2014.

Consolidated gross profit decreased by $0.3 million, or 0.1%, for the six months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $25.4 million. Consolidated gross margin increased by 0.9 margin points for the six months ended June 30, 2015, as compared to the same period in 2014.

Packaging Systems – Packaging Systems’ gross profit decreased by $2.5 million, or 2.5%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $11.1 million. Packaging Systems’ gross margin increased by 0.3 margin points for the three months ended June 30, 2015, as compared to the same period in 2014, as product mix improvements, sales price increases and lower raw material costs were mostly offset by increased labor and overhead costs.

Packaging Systems’ gross profit increased by $3.0 million, or 1.6%, for the six months ended June 30, 2015, as compared to the same period in 2014, despite an unfavorable foreign currency impact of $22.0 million. Packaging Systems’ gross margin increased by 2.0 margin points for the six months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of product mix improvements, sales price increases, and production efficiencies, partially offset by increased labor and overhead costs.

Delivery Systems – Delivery Systems’ gross profit decreased by $1.1 million, or 5.4%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $1.6 million. Delivery Systems’ gross margin decreased by 1.0 margin points for the three months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of an increase in lower-margin service revenue, increased overhead and depreciation related to new capabilities supporting both proprietary and contract manufacturing programs, and the impact of foreign currency.

Delivery Systems’ gross profit decreased by $3.3 million, or 8.8%, for the six months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $3.4 million. Delivery Systems’ gross margin decreased by 1.6 margin points for the six months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of an increase in lower-margin service revenue, increased overhead and depreciation related to new capabilities supporting both proprietary and contract manufacturing programs, and the impact of foreign currency.

Research and Development ("R&D") Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Packaging Systems	$3.2	$4.1	$6.2	$8.4
Delivery Systems	4.9	5.8	9.4	11.5
Consolidated R&D Costs	$8.1	$9.9	$15.6	$19.9

Consolidated R&D costs decreased by $1.8 million, or 18.2%, and $4.3 million, or 21.6%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, including the impact of foreign currency, which decreased R&D costs by $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

Packaging Systems – Packaging Systems' R&D costs decreased by $0.9 million, or 22.0%, and $2.2 million, or 26.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, due to the reallocation of resources to commercial projects, higher project spending during the three and six months ended June 30, 2014, and the impact of foreign currency, which decreased R&D costs by $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

Delivery Systems – Delivery Systems' R&D costs decreased by $0.9 million, or 15.5%, and $2.1 million, or 18.3%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to the reassignment of personnel to clinical trial production activities for SmartDose and the completion of development work on the SelfDose self-injection system in 2014. Efforts remain focused on the further development of SmartDose and CZ products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Packaging Systems	$34.1	$33.7	$66.0	$66.6
Delivery Systems	10.9	11.3	21.6	22.9
Corporate	15.8	12.5	28.4	24.4
Consolidated SG&A costs	$60.8	$57.5	$116.0	$113.9
SG&A as a % of net sales	16.9%	15.6%	16.7%	15.9%

Consolidated SG&A costs increased by $3.3 million, or 5.7%, for the three months ended June 30, 2015, as compared to the same period in 2014, despite the impact of foreign currency, which decreased SG&A costs by $3.7 million. Consolidated SG&A costs were 16.9% and 15.6% of consolidated net sales for the three months ended June 30, 2015 and 2014, respectively.

Consolidated SG&A costs increased by $2.1, or 1.8%, for the six months ended June 30, 2015, as compared to the same period in 2014, despite the impact of foreign currency, which decreased SG&A costs by $6.7 million. Consolidated SG&A costs were 16.7% and 15.9% of consolidated net sales for the six months ended June 30, 2015 and 2014, respectively.

Packaging Systems – Packaging Systems' SG&A costs increased by $0.4 million, or 1.2%, for the three months ended June 30, 2015, as compared to the same period in 2014, due to increased compensation costs mostly related to merit increases and incentive compensation cost increases, as well as increased consulting and sales costs, all of which was partially offset by the impact of foreign currency, which decreased SG&A costs by $3.3 million.

Packaging Systems' SG&A costs decreased by $0.6 million, or 0.9%, for the six months ended June 30, 2015, as compared to the same period in 2014, due to the impact of foreign currency, which decreased SG&A costs by $5.9 million, partially offset by increased compensation costs mostly related to merit increases and incentive compensation cost increases, as well as increased consulting and sales costs.

Delivery Systems – Delivery Systems' SG&A costs decreased by $0.4 million, or 3.5%, for the three months ended June 30, 2015, as compared to the same period in 2014, due to the impact of foreign currency.

Delivery Systems' SG&A costs decreased by $1.3 million, or 5.7%, for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to the impact of foreign currency.

Corporate – Corporate’s SG&A costs increased by $3.3 million, or 26.4%, for the three months ended June 30, 2015, as compared to the same period in 2014, due to increased incentive compensation and benefit costs, both of which were partially offset by a decrease in U.S. pension costs.

Corporate’s SG&A costs increased by $4.0 million, or 16.4%, for the six months ended June 30, 2015, as compared to the same period in 2014, due to increased incentive compensation costs and stock-based compensation expense, both of which were partially offset by a decrease in U.S. pension costs. The increase in stock-based compensation expense was primarily due to the impact of higher share prices on our incentive and deferred compensation plan liabilities, which are indexed to our share price.

Other Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) expense	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Packaging Systems	$(0.3)	$0.6	$(1.2)	$1.4
Delivery Systems	(0.4)	(0.3)	(0.3)	(0.4)
Unallocated items	10.9	—	10.9	—
Consolidated other expense	$10.2	$0.3	$9.4	$1.0

Other income and expense items, consisting primarily of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense changed by $9.9 million and $8.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

Packaging Systems – Packaging Systems' other (income) expense changed by $0.9 million for the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to a decrease in foreign exchange transaction losses.

Packaging Systems' other (income) expense changed by $2.6 million for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to foreign exchange transaction gains.

Delivery Systems – Delivery Systems' other income increased by $0.1 million for the three months ended June 30, 2015, as compared to the same period in 2014, due to decreased contingent consideration costs, partially offset by a decrease in miscellaneous income.

Delivery Systems' other income decreased by $0.1 million for the six months ended June 30, 2015, as compared to the same period in 2014, due to an increase in foreign exchange transaction losses and decreases in gains on miscellaneous fixed asset disposals and miscellaneous income, all of which was partially offset by decreased contingent consideration costs.

Unallocated items – During the three and six months ended June 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for the Company’s previous CEO, $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for the Company’s previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

Since February 2013, when the Venezuelan government announced a devaluation of the bolivar, we have used the official exchange rate of 6.3 bolivars to USD to re-measure our Venezuelan subsidiary's financial statements. From December 2013 through February 2015, the Venezuelan government announced a series of changes to the regulations governing its currency exchange market, which included the expanded use of one currency exchange mechanism and the creation of two additional currency exchange mechanisms. As the majority of our currency purchases are transacted at the official exchange rate of 6.3 bolivars per USD, we have continued to re-measure our Venezuelan subsidiary's financial statements using the official exchange rate. At June 30, 2015, we had $2.6 million in net monetary assets denominated in Venezuelan bolivars, including $1.3 million in cash and cash equivalents, and $3.6 million in non-monetary assets. Use of the official exchange rate has been restricted by the Venezuelan government to companies providing critical supplies, such as food and medicine. There is no guarantee that we will have access to the official exchange rate in the future. If we are no longer able to use the official exchange rate in the future, if we determine that we should use one of the other currency exchange mechanisms in Venezuela in the future, or if there is a significant devaluation in the official exchange rate, a pre-tax charge of up to $6.2 million could be required. We will continue to actively monitor the political and economic developments in Venezuela.

Operating Profit

The following table presents operating profit (loss), consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Packaging Systems	$61.8	$62.9	$122.7	$114.3
Delivery Systems	4.0	3.7	3.5	3.5
Corporate	(15.8)	(12.5)	(28.4)	(24.4)
Unallocated items	(10.9)	—	(10.9)	—
Consolidated operating profit	$39.1	$54.1	$86.9	$93.4
Consolidated operating profit margin	10.9%	14.7%	12.5%	13.1%

Consolidated operating profit decreased by $15.0 million, or 27.7%, and $6.5 million, or 7.0%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, including an unfavorable foreign currency impact of $8.8 million and $18.6 million for the three and six months ended June 30, 2015, respectively. Consolidated operating profit margin decreased by 3.8 margin points and 0.6 margin points for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

Packaging Systems – Packaging Systems’ operating profit decreased by $1.1 million, or 1.7%, for the three months ended June 30, 2015, as compared to the same period in 2014, including an unfavorable foreign currency impact of $7.6 million, due to the factors described above.

Packaging Systems’ operating profit increased by $8.4 million, or 7.3%, for the six months ended June 30, 2015, as compared to the same period in 2014, despite an unfavorable foreign currency impact of $16.1 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit increased by $0.3 million, or 8.1%, for the three months ended June 30, 2015, as compared to the same period in 2014, despite an unfavorable foreign currency impact of $1.2 million, due to the factors described above.

Delivery Systems’ operating profit remained constant at $3.5 million for the six months ended June 30, 2015, as compared to the same period in 2014, despite an unfavorable foreign currency impact of $2.5 million, due to the factors described above.

Corporate – Corporate costs increased by $3.3 million, or 26.4%, and $4.0 million, or 16.4%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, due to the factors described above.

Unallocated items – During the three and six months ended June 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for the Company’s previous CEO, $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for the Company’s previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest expense	$3.8	$4.6	$8.2	$9.1
Capitalized interest	(0.4)	(0.4)	(0.7)	(0.9)
Interest income	(0.4)	(0.5)	(0.8)	(0.9)
Interest expense, net	$3.0	$3.7	$6.7	$7.3

Interest expense, net, decreased by $0.7 million, or 18.9%, and $0.6 million, or 8.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily due to lower interest expense resulting from less debt outstanding during the three and six months ended June 30, 2015, as compared to the same periods in 2014.

Income Taxes

The provision for income taxes was $9.2 million and $21.7 million for the three and six months ended June 30, 2015, respectively, and the effective tax rate was 25.5% and 27.1%, respectively. The provision for income taxes was $14.0 million and $23.8 million for the three and six months ended June 30, 2014, respectively, and the effective tax rate was 27.7% for both periods.

The decrease in the effective tax rate for the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily reflects changes in our geographic mix of earnings.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $0.3 million, or 25.0%, and $0.2 million, or 8.3%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, as unfavorable operating results at Daikyo were partially offset by favorable operating results in Mexico.

Net Income

Net income for the three months ended June 30, 2015 was $27.8 million, which included a $10.9 million charge for executive retirement and related costs. Net income for the three months ended June 30, 2014 was $37.6 million.

Net income for the six months ended June 30, 2015 was $60.7 million, which included a $10.9 million charge for executive retirement and related costs. Net income for the six months ended June 30, 2014 was $64.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2015	2014
Net cash provided by operating activities	$75.6	$73.0
Net cash used in investing activities	(56.1)	(57.0)
Net cash used in financing activities	(9.5)	(19.0)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $2.6 million for the six months ended June 30, 2015, as compared to the same period in 2014, due to increased earnings before non-cash charges.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $0.9 million for the six months ended June 30, 2015, as compared to the same period in 2014, as we sold our remaining short-term investments in 2014. Net cash used in investing activities for the six months ended June 30, 2015 primarily consisted of capital spending of $57.1 million, which increased by $0.9 million from the same period in 2014. The capital spending for the six months ended June 30, 2015 included spending for new products, expansion activity, and emerging markets, including projects in the U.S., Europe, and Asia.

In October 2014, we announced plans to expand our global manufacturing operations to include a new facility in Waterford, Ireland, which will produce packaging components for insulin injector cartridges and other high-value packaging components. Construction began in July 2015.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $9.5 million for the six months ended June 30, 2015, as compared to the same period in 2014, due to a reduction in net repayments during the six months ended June 30, 2015, as compared to the same period in 2014.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$252.0	$255.3
Working capital	366.2	406.8
Total debt	326.7	336.7
Total equity	989.4	956.9
Net debt-to-total invested capital	7.0%	7.8%

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity. Net debt and total invested capital are non-U.S. GAAP financial measures that are incorporated into our discussion and analysis as management believes that this information provides a valuable insight into our overall performance and financial position. The non-U.S. GAAP financial measures should not be used as a substitute for the comparable U.S. GAAP financial measures.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2015 consisted of cash held in depository accounts with banks around the world and cash invested in high quality, short-term investments. The cash and cash equivalents balance at June 30, 2015 included $28.8 million of cash held by subsidiaries within the U.S., and $223.2 million of cash held by subsidiaries outside of the U.S., primarily in Germany, Singapore and China, which is available to fund operations and growth of non-U.S. subsidiaries. Repatriating the cash into the U.S. could trigger U.S. federal, state and local income tax obligations; however, we may temporarily access cash held by our non-U.S. subsidiaries without becoming subject to U.S. income tax by entering into short-term intercompany loans.

Working capital – Working capital at June 30, 2015 decreased by $40.6 million, or 10.0%, as compared to December 31, 2014, including a decrease of $10.1 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $10.0 million, $27.9 million and $13.3 million, respectively, and total current liabilities increased by $81.2 million. Accounts receivable and inventories increased primarily due to increased sales activity and timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns; accounts receivable turnover measurements declined slightly between December 31, 2014 and June 30, 2015, while inventory turnover improved between those period ends. The increase in current liabilities was primarily due to the reclassification of Euro note B from long-term debt to current liabilities between those period ends, partially offset by a decrease in accounts payable.

Debt and credit facilities – The $10.0 million decrease in total debt at June 30, 2015, as compared to December 31, 2014, resulted from foreign currency rate fluctuations of $8.8 million and net repayments of $1.2 million.

Our sources of liquidity include our multi-currency revolving credit facility, which expires in April 2017 and contains a $300.0 million committed credit facility and an accordion feature allowing the maximum to be increased through a term loan to $350.0 million upon approval by the banks. Borrowings under the multi-currency revolving credit facility bear interest at a rate equal to one-month LIBOR plus a margin ranging from 1.25 to 2.25 percentage points, which is based on the ratio of our senior debt to modified EBITDA. At June 30, 2015, we had $27.4 million in outstanding borrowings under this facility, of which $4.1 million was denominated in Yen and $23.3 million was denominated in Euro. The total amount outstanding under this facility at June 30, 2015 and December 31, 2014 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $269.6 million at June 30, 2015. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2015, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2014 Annual Report. During the six months ended June 30, 2015, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2015, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2014 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2014 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the six months ended June 30, 2015, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•	interruptions or weaknesses in our supply chain, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	our ability to obtain and maintain licenses in any jurisdiction in which we do business;

•	the relative strength of USD in relation to other currencies, particularly the Euro, the Danish Krone, the Singapore Dollar, and Japanese Yen; and

•	the potential adverse effects of recently enacted U.S. and global healthcare legislation on customer demand, product pricing and profitability.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2014 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2015 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. Dollars are shown in millions, except per share data.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 – 30, 2015	—	$—	—	$100.0
May 1 – 31, 2015	—	—	—	100.0
June 1 – 30, 2015	—	—	—	100.0
Total	—	$—	—	$100.0

(1)	In October 2014, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock, which is expected to be completed no later than December 31, 2015.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Retirement Separation Agreement, dated as of June 30, 2015, between us and Donald E. Morel, Jr., Ph.D., is incorporated by reference from our Form 8-K dated July 1, 2015.
10.2	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Donald E. Morel, Jr.
10.3	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Patrick Zenner.
10.4	Employment Agreement, dated as of April 13, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 15, 2015.
10.5	Indemnification Agreement, dated as of April 24, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
10.6	Sign-On Retention Award Notice, dated as of April 24, 2015, from us to Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

August 3, 2015

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Retirement Separation Agreement, dated as of June 30, 2015, between us and Donald E. Morel, Jr., Ph.D., is incorporated by reference from our Form 8-K dated July 1, 2015.
10.2	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Donald E. Morel, Jr.
10.3	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Patrick Zenner.
10.4	Employment Agreement, dated as of April 13, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 15, 2015.
10.5	Indemnification Agreement, dated as of April 24, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
10.6	Sign-On Retention Award Notice, dated as of April 24, 2015, from us to Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1