Form 10-K
period 2015-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2016-02-26
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $4,181,975,535 based on the closing price as reported on the New York Stock Exchange.

As of January 31, 2016, there were 72,333,516 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2016	Part III

PART I

ITEM 1. BUSINESS
General

West Pharmaceutical Services, Inc. (which may be referred to as West, the Company, we, us or our) is a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers of pharmaceuticals, biologics, medical devices and consumer products. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

All trademarks and registered trademarks used in this report are the property of West Pharmaceutical Services, Inc., either directly or indirectly through its subsidiaries unless noted otherwise. Daikyo Crystal Zenith® (“CZ®”) is a registered trademark of Daikyo Seiko, Ltd. ("Daikyo").

Throughout this report, references to “Notes” refer to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K"), unless otherwise indicated.

West Website

We maintain a website at www.westpharma.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the Investors - SEC Filings caption as soon as reasonably practical after we electronically file the material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). These filings are also available to the public over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Throughout this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2015 fiscal year. Our 2016 Proxy Statement will be available on our website on or about March 31, 2016, under the caption Investors - Annual Report & Proxy.

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

Business Segments

In 2015, our business operations consisted of two reportable segments, the Pharmaceutical Packaging Systems segment ("Packaging Systems") and the Pharmaceutical Delivery Systems segment (“Delivery Systems”). Beginning in 2016, we are changing our organization and reporting structure for our next phase of growth and development, which will result in a change to Proprietary Products and Contract-Manufactured Products as reportable segments. The Proprietary Products reportable segment, which will combine the existing Packaging Systems segment with the proprietary products portion of the existing Delivery Systems segment, will develop commercial, operational, and innovation strategies across our global network, with specific emphasis on product offerings to biologic, generic, and pharmaceutical customers. The Contract-Manufactured Products reportable segment, which will consist of the contract manufacturing portion of the existing Delivery Systems segment, will serve as a fully integrated business focused on the design, manufacture, and automated assembly of complex assemblies for pharmaceutical and medical device customers.

The information and discussion included in this Form 10-K reflects the structure in place as of December 31, 2015.

Packaging Systems Segment

Our Packaging Systems segment includes primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. The growth strategy for Packaging Systems includes organic growth through market segmentation, new-product innovation, strategic acquisitions and geographic expansion. We have manufacturing facilities in North and South America, Europe and Asia Pacific, with affiliated companies in Mexico and Japan. See Item 2, Properties, for additional information on our manufacturing and other sites.

Packaging Systems consists of three operating segments - Americas, Europe and Asia Pacific - which are aggregated for reporting purposes.

Packaging Systems' products generally consist of elastomeric components offered in a variety of standard and customer-specific configurations and formulations, which are available with advanced barrier films and coatings to enhance their performance. West FluroTec® barrier film is applied to reduce the risk of product loss by contamination and protect the shelf life of packaged drugs. We also apply a fluoropolymer laminate to the surface of stoppers and plungers to improve compatibility between the closure and the drug. B2-coating is a coating applied to the surface of stoppers and plungers which eliminates the need for conventional silicone application. It helps manufacturers reduce product rejections due to trace levels of silicone molecules found in non-coated packaged drug compounds. FluroTec and B2-coating technologies are licensed from Daikyo.

In addition, our Westar® RS and Westar® RU post-manufacturing processes are documented and fully validated procedures for washing, siliconizing and sterilizing stoppers and syringe components. The Westar RS process prepares components for introduction into the customer's sterilizer and the Westar RU process provides sterilized components. These processes increase the overall efficiency of injectable drug production by outsourcing component processing, thereby eliminating steps otherwise required in our customers' manufacturing processes, and help to assure compliance with the latest regulatory requirements for component preparation. We also offer Envision™ components that are inspected using automated vision inspection systems, ensuring that components (plungers and stoppers) meet enhanced quality specifications for visible and subvisible particulate contamination. In 2015, we launched Daikyo RUV components, which are manufactured using clean, high-quality elastomer formulations and then washed, camera-inspected and sterilized to help reduce the customer’s manufacturing footprint, streamline processes, minimize risks around component preparation and eliminate bioburden.

Our NovaPure® components, which include serum and lyophilization stoppers and syringe plungers, incorporate quality by design principles and are manufactured utilizing advanced process technologies. The closures provide the highest levels of quality to the market, helping to ensure the safety, efficacy and purity of injectable drug products.

Our tamper-evident Flip-Off® seals are sold in a wide range of sizes and colors to meet customers' needs for product identification and differentiation. The seals can be provided using proprietary printing for cautionary statements and embossing technology that can serve as a counterfeiting deterrence. Our newest sterile drug vial seal, the Flip-Off PlusRU seal, provides drug manufacturers around the world with ready-to-use, high-quality seals that consistently achieve reproducible and safe container integrity for drug products while minimizing levels of bioburden and particulates.

As an adjunct to our Packaging Systems products, we offer contract analytical laboratory services for testing and evaluating primary drug-packaging components and their compatibility with the contained drug formulation. West Analytical Services provides customers with in-depth knowledge and analysis of the interaction and compatibility of drug products with elastomer, glass and plastic packaging components. Our analytical laboratories also provide specialized testing for complete drug delivery systems.

See Note 17, Segment Information, for net sales and asset information for Packaging Systems.

Delivery Systems Segment

Our Delivery Systems segment includes safety and administration systems, multi-component systems for drug containment and administration and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. Delivery Systems has expertise in product design and development, including in-house mold design and construction, an engineering center for developmental and prototype tooling, process design and validation and high-speed automated assemblies. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary healthcare, administrative and advanced injection systems, including Daikyo CZ®, SmartDose® and other systems. Delivery Systems has manufacturing operations in North America and Europe. See Item 2, Properties, for additional information on our manufacturing and other sites.

Delivery Systems includes a variety of products and services, which are described below:

The Daikyo CZ 1ml long Insert Needle syringe system is the market's first polymer syringe system without silicone oil lubrication applied to the barrel or plunger that incorporates an insert-molded needle to avoid the need for adhesive. The luer lock version of the Daikyo CZ syringe system was introduced previously, along with several sizes of sterile vials. Additional sizes of vials continue to be introduced. CZ technology is licensed from Daikyo.

The development of our SmartDose electronic wearable injector continues to gain momentum in the marketplace, with multiple active development programs in place. This system is designed for controlled, subcutaneous delivery of high volume and high viscosity drugs, using prefillable Daikyo CZ cartridges. The system is fully programmable, has a single push-button operation and a hidden needle for safety.

The ConfiDose® auto-injector and SelfDoseTM self-injection systems enhance patient compliance and safety. The needle remains automatically shielded at all times. These systems eliminate preparation steps and simplify the injection of drugs, providing patients with a sterile, single-use disposable system that can be readily used at home.

Our administration systems include sterile devices for the preparation and administration of drug products, including patented products such as the MixJect® transfer device, the Mix2Vial® needleless reconstitution system, the Vial2Bag® system, and a variety of vial adapters.

Examples of our safety systems that are designed to prevent needle sticks are éris™ and NovaGuard® SA for prefilled syringes and NovaGuard® LP for luer lock syringes.

We offer customer contract-manufacturing and assembly solutions, which use such technologies as multi-component molding, in-mold labeling, ultrasonic welding and clean room molding and device assembly used to manufacture customer-owned components and devices used in surgical, diagnostic, ophthalmic, other drug delivery systems, and consumer products.

See Note 17, Segment Information, for net sales and asset information for Delivery Systems.

International

We have significant operations outside of the United States ("U.S."), which are managed through the same business segments as our U.S. operations – Packaging Systems and Delivery Systems. Sales outside of the U.S. accounted for 52.0% of consolidated net sales in 2015. For a geographic breakdown of sales, see Note 17, Segment Information.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. Dollar ("USD"), multiple tax jurisdictions and, particularly in South America and Israel, political and social issues that could destabilize local markets and affect the demand for our products.

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
Marketing
Our Packaging Systems customers include most of the major branded pharmaceutical, generic and biopharmaceutical companies in the world. Packaging Systems components and other products are sold to major pharmaceutical, biotechnology and hospital supply/medical device companies, which incorporate them into their products for distribution to the ultimate end-user.
Our Delivery Systems segment sells to many of the world's largest pharmaceutical, biopharmaceutical and medical device companies and to large customers within the consumer and food-and-beverage industries. Delivery Systems components generally are incorporated into our customers' manufacturing lines for further processing or assembly.
Our products and services are distributed primarily through our own sales force and distribution network, with limited use of contract sales agents and regional distributors.
Our ten largest customers accounted for 42.0% of our consolidated net sales in 2015, but none of these customers individually accounted for more than 10% of net sales. See Note 17, Segment Information, for information on sales by significant product group.

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

At December 31, 2015 and 2014, the order backlog for Packaging Systems was $413.2 million and $339.7 million, respectively. The increase in backlog primarily reflects changes in customer ordering patterns and extended lead-times for certain high-value products, partially offset by an unfavorable foreign currency impact. In 2015, we had orders being placed further in advance by certain customers, some as much as a year, while others focused more on short-term stock-building. The entire order backlog for Packaging Systems at December 31, 2015 is expected to be filled during 2016.

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
We differentiate ourselves from our competition as an integrated drug packaging and delivery systems global supplier that can provide pre-sale primary packaging support and engineering development, analytical services, regulatory expertise and after-sale technical support. Customers also appreciate the global scope of West's manufacturing capability and our ability to produce many products at multiple sites.
Our Delivery Systems business operates in very competitive markets for both healthcare and consumer products. The competition varies from smaller regional companies to large global molders. Given the extreme cost pressures they face, many of our customers look off-shore to reduce cost. We differentiate ourselves by leveraging our global capability and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot molding and expertise with multiple-piece closure systems.

There are a small number of competitors supplying medical devices and medical devices components. We compete for this market on the basis of our reputation for quality and reliability in engineering and project management, diverse contract manufacturing capabilities and knowledge of and experience in complying with U.S. Food and Drug Administration ("FDA") requirements. We also have specialized knowledge of container and closure components, which is integral to developing delivery systems. With our range of proprietary technologies, we compete with new and established companies in the area of drug delivery devices, including suppliers of prefillable syringes, auto-injectors, safety needles and other proprietary systems.
Research and Development Activities
We maintain our own research-scale production facilities and laboratories for developing new products, and offer contract engineering design and development services to assist customers with new product development. Our quality control, regulatory and laboratory testing capabilities are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components. The engineering departments are responsible for product and tooling design and testing, and for the design and construction of processing equipment. We continue to seek new innovative opportunities for acquisition, licensing, partnering or development of products, services and technologies that serve the injectable drug containment and delivery market. Research and development spending will continue to increase as we pursue innovative strategic platforms in prefillable syringes, injectable containers, advanced injection and safety and administration systems.
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

We spent $14.4 million in 2015, $16.3 million in 2014, and $15.1 million in 2013 on research and development for Packaging Systems. Delivery Systems incurred research and development costs of $19.7 million, $21.0 million, and $22.8 million in the years 2015, 2014 and 2013, respectively.

Environmental Regulations

We are subject to various federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no material capital expenditures for environmental control facilities in 2015 and there are no material expenditures planned for such purposes in 2016.

Employees

As of December 31, 2015, we employed approximately 7,100 people in our operations throughout the world.

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

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth in the U.S., Europe, and emerging markets in Asia and South America, may negatively affect our operating results. Examples of the effects of these continuing global economic challenges include: our suppliers' and our customers' inability to access the credit markets at commercially reasonable rates; reduction in sales due to customers decreasing their inventories in the near-term or long-term or due to liquidity difficulties; reduction in sales due to shortages of materials we purchase from our suppliers; reduction in research and development efforts and expenditures by our customers; our inability to hedge our currency and raw material risks sufficiently or at commercially reasonable prices; insolvency of suppliers or customers; inflationary pressures on our supplies or our products; and increased expenses due to growing taxation of corporate profits or revenues. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the U.S., Europe, or in emerging markets, weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

Our sales and profitability are largely dependent on the sale of drug products delivered by injection and the packaging of drug products. If the products developed by our customers in the future use another delivery system, our sales and profitability could suffer.

Our business depends to a substantial extent on customers' continued sales and development of products that are delivered by injection. If our customers fail to continue to sell, develop and deploy injectable products or we are unable to develop new products that assist in the delivery of drugs by alternative methods, our sales and profitability may suffer.

Changes in foreign currency exchange rates could have a material adverse effect on our business and/or results of operations.

Our business is subject to foreign currency exchange rate fluctuations. Sales outside of the U.S. accounted for 52.0% of our consolidated net sales in 2015 and we anticipate that sales from international operations will continue to represent a significant portion of our total sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Further, we intend to continue our expansion into emerging and/or faster-growing markets outside of the U.S. in the future. Virtually all of our international sales, assets and related operating costs and expenses are earned, valued or incurred in the currency of the local country, primarily the Euro, the Singapore Dollar, and the Danish Krone. In addition, we are exposed to Japanese Yen ("Yen"), as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo. We are also exposed to currencies in emerging market countries, such as the Chinese Yuan, the Indian Rupee, and various South American currencies, including the Venezuelan Bolivar and the Brazilian Real. Our consolidated financial statements are presented in USD, and, therefore, we must translate the reported values of our foreign assets, liabilities, revenues and expenses into USD, which can result in significant fluctuations in the amount of those assets, liabilities, revenues or expenses. The exchange rates between these foreign currencies and USD in recent years have fluctuated significantly and may continue to do so in the future. Increases or decreases in the value of USD compared to these foreign currencies may negatively affect the value of these items in our consolidated financial statements, which could have a material adverse effect on our operating results.

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

Our patents, trademarks and other intellectual property are important to our business. We rely on patent, trademark, copyright, trade secret, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. We cannot assure you that the steps we will take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others will be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property in some countries. Failure to protect our intellectual property could harm our business and results of operations. In addition, if relevant and effective patent protection is not available or has expired, we may not prevent competitors from independently developing products and services similar or duplicative to ours.

Disruption in our manufacturing facilities could have a material adverse effect on our ability to make and sell products and have a negative impact on our reputation, performance or financial condition.

We have manufacturing sites throughout the world. In addition, in some instances, the manufacturing of certain product lines is concentrated in one or more of our plants. The functioning of our manufacturing and distribution assets and systems could be disrupted for reasons either within or beyond our control, including: extreme weather or longer-term climatic changes; natural disasters; pandemic; war; accidental damage; disruption to the supply of material or services; product quality and safety issues; systems failure; workforce actions; or environmental contamination. There is a risk that incident management systems in place may prove inadequate and that any disruption may materially adversely affect our ability to make and sell products and, therefore, materially adversely affect our reputation, performance or financial condition.

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

We conduct business in most of the major pharmaceutical markets in the world. Our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside of the U.S.) are subject to risks and uncertainties that can vary by country, and include: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the U.S. could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.

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

Our growth partly depends on new-product innovation and the development and commercialization of proprietary multi-component systems for injectable drug administration and other healthcare applications (such as the Daikyo CZ ready-to-use prefilled syringes and the SmartDose systems). Product development and commercialization is inherently uncertain and is subject to a number of factors outside of our control, including any necessary regulatory approvals and commercial acceptance for the products. The ultimate timing and successful commercialization of new products and systems requires substantial evaluations of the functional, operational, clinical and economic viability of the Company's products. In addition, the timely and adequate availability of filling capacity is essential to both conducting definitive stability trials and the timing of first commercialization of customers' products in CZ prefilled syringes. Delays, interruptions or failures in developing and commercializing new-product innovations or proprietary multi-component systems could adversely affect future revenues and operating income. In addition, adverse conditions may also result in future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

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

The following table summarizes production facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Packaging Systems
Manufacturing:
North American Operations	European Operations	Asia Pacific Operations
United States	Denmark	China
Clearwater, FL	Horsens	Qingpu
Jersey Shore, PA	England	India
Kearney, NE	St. Austell	Sri City
Kinston, NC	France	Singapore
Lititz, PA	Le Nouvion	Jurong
St. Petersburg, FL (1)	Germany
Eschweiler (1)
South American Operations	Stolberg
Brazil	Serbia
Sao Paulo	Kovin

Mold-and-Die Tool Shop:		Contract Analytical Laboratory:
North American Operations	European Operations	North American Operations
United States	England	United States
Upper Darby, PA	Bodmin (2)	Exton, PA

Delivery Systems
Manufacturing:
North American Operations	European Operations
United States	France
Frankford, IN (2)	Le Vaudreuil (2)
Grand Rapids, MI	Ireland
Phoenix, AZ (2)	Dublin (2)
Scottsdale, AZ (2)(3)
Tempe, AZ (2)
Williamsport, PA
Puerto Rico
Cayey

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

Name	Age	Position
Michael A. Anderson	60
Vice President and Treasurer since June 2001. He was Finance Director, Drug Delivery Systems Division from October 1999 to June 2001, Vice President, Business Development from April 1997 to October 1999 and Director of Taxes from July 1992 to April 1997.

Warwick Bedwell	56
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

Annette F. Favorite	51
Senior Vice President and Chief Human Resources Officer since October 2015. Prior to joining West, she spent more than 25 years at IBM Corporation, an information technology services company, in a number of strategic and global human resources roles. Most recently, she served as Vice President, Global Talent Management.

William J. Federici	56
Senior Vice President and Chief Financial Officer since joining the Company in August 2003. He was National Industry Director for Pharmaceuticals of KPMG LLP (accounting firm) from June 2002 until August 2003 and, prior thereto, an audit partner with Arthur Andersen, LLP.

Karen A. Flynn	53
President, Pharmaceutical Packaging Systems since October 2014. She was President, Pharmaceutical Packaging Systems Americas Region from June 2012 to October 2014 and served as Vice President, Sales from May 2008 to June 2012. From 2000 to 2008, she worked in Sales Management, most recently as Vice President, Global Accounts, for Catalent (formerly a business segment of Cardinal Health). Prior thereto, she held various positions at West, including Quality, Research and Development, and Sales.

Eric M. Green	46
Chief Executive Officer since April 2015 and President since December 2015. Prior to joining West, he was Executive Vice President and President of the Research Markets business unit at Sigma-Aldrich Corporation, a leading life science and technology company, from 2013 to 2015. From 2009 to 2013, he served as Vice President and Managing Director, International, where he was responsible for Asia Pacific and Latin America, and prior thereto, held various commercial and operational roles.

Heino Lennartz	50
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

Daniel Malone	54
Vice President and Corporate Controller since August 2011. He was Vice President of Finance, Pharmaceutical Packaging Systems Americas Region from September 2008 to August 2011 and Director of Financial and Management Reporting from October 1999 to September 2008.

George L. Miller	61
Senior Vice President, General Counsel and Corporate Secretary since joining West in November 2015. Previously, he served as Senior Vice President, General Counsel and Corporate Secretary for Sigma-Aldrich Corporation from 2009 to 2015. Prior to working at Sigma-Aldrich, he held senior legal positions with Novartis AG, a global healthcare company.

John E. Paproski	59
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

Christopher G. Ryan	55
President, Pharmaceutical Packaging Systems Americas Region since February 2015. Previously, he served as Global Business Leader and Strategic Marketer for the Industrial Product Division at W.L. Gore. Prior to serving in this role, he led a Global Consumer Performance Fabric Business Unit at the same company. Prior thereto, he held various senior positions at Cargill, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WST.” The following table shows the high and low prices for our common stock as reported by the NYSE, for the periods indicated.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2015	60.30	48.66	60.00	52.73	61.73	53.10	64.59	52.79	64.59	48.66
2014	51.12	41.41	45.73	40.93	45.43	39.11	55.29	43.49	55.29	39.11

As of January 31, 2016, we had 861 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

Our common stock paid a quarterly dividend of $0.10 per share in each of the first three quarters of 2014; $0.11 per share in the fourth quarter of 2014 and each of the first three quarters of 2015; and $0.12 per share in the fourth quarter of 2015.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2015 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 – 31, 2015	20	$53.34	—	—
November 1 – 30, 2015	220	61.55	—	—
December 1 – 31, 2015	70	61.41	—	—
Total	310	$60.99	—	—

(1)
Includes 310 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately- negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. The Company's previously-authorized share repurchase program expired on December 31, 2015.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock with the cumulative total return of the following Standard & Poor's ("S&P") indices, for the five years ended December 31, 2015: MidCap 400 Index, 400 Health Care Equipment & Supplies Industry, SmallCap 600 Index and 600 Health Care Equipment & Supplies Industry. Due to the appreciation in the Company's share value, the S&P added the Company to its midcap indices in 2015, and removed the Company from their smallcap indices, which were shown in the prior-year Form 10-K.

Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The Company's cumulative shareholder return is based on an investment of $100 on December 31, 2010 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Net sales	$1,399.8	$1,421.4	$1,368.4	$1,266.4	$1,192.3
Operating profit	128.6	182.0	162.4	135.1	109.6
Net income	95.6	127.1	112.3	80.7	75.5
Net income per share:
Basic (1)	$1.33	$1.79	$1.61	$1.19	$1.12
Diluted (2)	1.30	1.75	1.57	1.15	1.08
Weighted average common shares outstanding	72.0	70.9	69.6	68.1	67.3
Weighted average shares assuming dilution	73.8	72.8	71.4	71.8	74.0
Dividends declared per common share	$0.46	$0.41	$0.39	$0.37	$0.35

YEAR-END FINANCIAL POSITION
Cash and cash equivalents	$274.6	$255.3	$230.0	$161.9	$91.8
Working capital †	359.4	406.6	413.6	295.4	228.8
Total assets †	1,695.1	1,669.7	1,670.2	1,562.5	1,398.7
Total invested capital:
Total debt †	298.2	335.5	372.1	410.0	349.0
Total equity	1,023.9	956.9	906.4	728.9	654.9
Total invested capital †	$1,322.1	$1,292.4	$1,278.5	$1,138.9	$1,003.9

PERFORMANCE MEASUREMENTS (3)
Gross margin (a)	32.6%	31.5%	31.8%	30.6%	28.5%
Operating profitability (b)	9.2%	12.8%	11.9%	10.7%	9.2%
Effective tax rate	22.6%	28.0%	27.4%	30.2%	25.3%
Return on invested capital (c) †	7.6%	10.2%	9.8%	8.8%	8.2%
Net debt-to-total invested capital (d) †	2.3%	7.7%	13.6%	25.4%	28.2%
Research and development expenses	$34.1	$37.3	$37.9	$33.2	$29.1
Operating cash flow	212.4	182.9	220.5	187.4	130.7
Stock price range	$64.59-48.66	$55.29-39.11	$50.60-27.31	$28.01-18.68	$23.98-17.75

(1) Based on weighted average common shares outstanding.

(2) Based on weighted average shares, assuming dilution.

(3) Performance measurements represent indicators commonly used in the financial community. The following performance measures are not in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are included as management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our overall performance and financial position.

(a) Net sales minus cost of goods and services sold, including applicable depreciation and amortization, divided by net sales.
(b) Operating profit divided by net sales.
(c) Operating profit multiplied by one minus the effective tax rate divided by average total invested capital.
(d) Net debt (total debt less cash and cash equivalents) divided by total invested capital less cash and cash equivalents.

†	Reflects the Company's adoption of the guidance issued by the Financial Accounting Standards Board ("FASB") in 2015 regarding the classification of debt issuance costs.

Factors affecting the comparability of the information reflected in the selected financial data:

▪
Net income in 2015 included the impact of a pension settlement charge of $32.0 million (net of $18.4 million in tax), a charge for executive retirement and related costs of $6.9 million (net of $4.0 million in tax) and a discrete tax charge of $0.8 million.

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

Non-U.S. GAAP Financial Measures

For the purpose of aiding the comparison of our year-over-year results, we may refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. The constant-currency amounts are calculated by translating the current year’s functional currency results at the prior-year period’s exchange rate. We may also refer to consolidated operating profit and consolidated operating profit margin excluding the effects of unallocated items. The re-measured results excluding effects from currency translation and excluding the effects of unallocated items are not in conformity with U.S. GAAP and should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management uses them in evaluating our results of operations, and believes that this information provides users a valuable insight into our results.

Our Operations

We are a manufacturer of components and systems for the packaging and delivery of injectable drugs as well as components for the pharmaceutical, healthcare and consumer products industries. Our products include stoppers and seals for vials, prefillable syringe components and systems, components for intravenous and blood collection systems, safety and administration systems, advanced injection systems, and contract design and manufacturing services. Our customers include the leading global producers of pharmaceuticals, biologics, medical devices and consumer products. We were incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

Our business operations are organized into two reportable segments, Packaging Systems and Delivery Systems. Packaging Systems develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications. We also maintain global partnerships to share technologies and market products with affiliates in Japan and Mexico.

Our 2015 results were affected by the weakening of the Euro and other foreign currencies in relation to USD. As a result of our global manufacturing and distribution presence, more than half of our revenues are generated outside of the U.S. in currencies other than USD, including approximately 40% in Europe and 10% collectively in Asia and South America. Fluctuations in foreign currency exchange rates, therefore, can have a significant effect on our consolidated financial results. Generally, our financial results are affected positively by a weaker USD and negatively by a stronger USD, as compared to the foreign currencies in which we conduct our business. In terms of net sales, the most significant foreign currencies are the Euro, the Singapore Dollar, and the Danish Krone, with Euro-denominated sales representing the majority of sales transacted in foreign currencies. In addition, we are exposed to Yen, as we maintain a 25% ownership interest in, and we purchase finished goods and other materials from, Daikyo. During 2015, average exchange rates were unfavorable versus the exchange rates realized in 2014, resulting in lower reported net sales, operating profit, net income, and net income per diluted share of $123.9 million, $29.3 million, $21.4 million, and $0.29, respectively, as compared to 2014. The average Euro to USD exchange rate decreased from $1.33 for 2014 to $1.11 for 2015.

Our 2015 results also include a $50.4 million pension settlement charge, which reduced net income and net income per diluted share by $32.0 million and $0.43, respectively, as compared to 2014, a $10.9 million charge for executive retirement and related costs, which lowered net income and net income per diluted share by $6.9 million and $0.09, respectively, as compared to 2014, and a discrete tax charge of $0.8 million, which reduced net income and net income per diluted share by $0.8 million and $0.01, respectively, compared to 2014.

Excluding foreign currency effects, the pension settlement charge, the executive retirement charge, and the discrete tax charge, our net sales and net income per diluted share increased by 7.2% and 21.1%, respectively, for 2015, as compared to 2014. At December 31, 2015, our cash and cash equivalents balance totaled $274.6 million and our borrowing capacity under our senior unsecured, multi-currency revolving credit facility agreement (the "New Credit Agreement") was $269.9 million. The New Credit Agreement expires in October 2020.

2016 Organizational Structure Change and Business Outlook

In 2015, our business operations consisted of two reportable segments, as discussed above. Beginning in 2016, we are changing our organization and reporting structure for our next phase of growth and development, which will result in a change to Proprietary Products and Contract-Manufactured Products as reportable segments. See Part I, Item 1, Business, of this Form 10-K for further discussion regarding the change in our organization and reporting structure.

We continue to focus on our customers' increasing demand for higher product quality, including the development of our proprietary packaging and delivery systems product offerings. We will manage our capabilities and asset base to respond to changing markets and to enable improvements in service and quality. We expect that contract manufacturing will remain focused on pharmaceutical and medical device customers. We plan to continue funding capital projects related to new products, expansion activity, advanced quality systems, and investment in emerging markets. We believe that our strong operating results and financial position give us a platform for sustained growth, and will enable us to take advantage of opportunities to invest in our business as they arise. See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion regarding the risks associated with our operations.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. Please refer to Note 18, Subsequent Events, for further discussion.

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

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Packaging Systems	$1,000.7	$1,019.7	$996.0	(1.9)%	2.4%
Delivery Systems	400.2	402.5	374.1	(0.5)%	7.6%
Intersegment sales elimination	(1.1)	(0.8)	(1.7)	—	—
Consolidated net sales	$1,399.8	$1,421.4	$1,368.4	(1.5)%	3.9%

2015 compared to 2014
Consolidated net sales decreased by $21.6 million, or 1.5%, in 2015, including an unfavorable foreign currency impact of $123.9 million. Excluding foreign currency effects, consolidated net sales increased by $102.3 million, or 7.2%. Consolidated net sales originating in the U.S. in 2015 were $667.4 million, an increase of 5.8% from 2014. Consolidated net sales generated outside of the U.S. (mainly in Europe) in 2015 were $732.4 million, a decrease of 7.4% from 2014 due to an unfavorable foreign currency impact. Excluding foreign currency effects, consolidated net sales generated outside of the U.S. in 2015 increased by 8.3%.

Packaging Systems – Packaging Systems' net sales decreased by $19.0 million, or 1.9%, in 2015, including an unfavorable foreign currency impact of $105.2 million. Excluding foreign currency effects, net sales increased by $86.2 million, or 8.5%, due to growth in our high-value product offerings, particularly FluroTec-coated components, Westar components, and the Envision line of vision-inspected components. An improvement in product mix and higher sales volumes contributed 6.9 percentage points of the increase, and sales price increases contributed the remainder of the increase. Our high-value product offerings represented 46.0% of Packaging Systems' net sales in 2015, as compared to 43.6% in 2014.

Delivery Systems – Delivery Systems' net sales decreased by $2.3 million, or 0.5%, in 2015, including an unfavorable foreign currency impact of $18.7 million. Excluding foreign currency effects, net sales increased by $16.4 million, or 4.1%, due to an increase in contract manufacturing sales, particularly sales of glucose monitoring devices. Sales volumes contributed the entirety of the increase. Proprietary net sales represented 24.7% of Delivery Systems' net sales in 2015, as compared to 26.2% in 2014, as net sales for SmartDose were higher in 2014 due to clinical trials that have since concluded.

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

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Packaging Systems:
Gross Profit	$381.7	$369.0	$361.4	3.4%	2.1%
Gross Margin	38.1%	36.2%	36.3%
Delivery Systems:
Gross Profit	$74.1	$78.8	$73.3	(6.0)%	7.5%
Gross Margin	18.5%	19.6%	19.6%
Consolidated Gross Profit	$455.8	$447.8	$434.7	1.8%	3.0%
Consolidated Gross Margin	32.6%	31.5%	31.8%

2015 compared to 2014
Consolidated gross profit increased by $8.0 million, or 1.8%, in 2015, despite an unfavorable foreign currency impact of $42.4 million. Consolidated gross margin increased by 1.1 margin points in 2015.

Packaging Systems – Packaging Systems' gross profit increased by $12.7 million, or 3.4%, in 2015, despite an unfavorable foreign currency impact of $37.1 million. Packaging Systems' gross margin increased by 1.9 margin points in 2015, as product mix improvements, sales price increases, and production efficiencies were partially offset by increased labor and overhead costs.

Delivery Systems –Delivery Systems' gross profit decreased by $4.7 million, or 6.0%, in 2015, including an unfavorable foreign currency impact of $5.3 million. Delivery Systems' gross margin decreased by 1.1 margin points in 2015, as a result of increased overhead and depreciation related to new capabilities supporting both proprietary and contract manufacturing programs.

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

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Packaging Systems	$14.4	$16.3	$15.1	(11.7)%	7.9%
Delivery Systems	19.7	21.0	22.8	(6.2)%	(7.9)%
Consolidated R&D costs	$34.1	$37.3	$37.9	(8.6)%	(1.6)%

2015 compared to 2014
Consolidated R&D costs decreased by $3.2 million, or 8.6%, in 2015, including the impact of foreign currency, which decreased R&D costs by $1.0 million.

Packaging Systems – Packaging Systems' R&D costs decreased by $1.9 million, or 11.7%, in 2015, primarily due to the reallocation of resources to commercial projects in 2015 and the impact of foreign currency, which decreased R&D costs by $0.8 million.

Delivery Systems – Delivery Systems' R&D costs decreased by $1.3 million, or 6.2%, in 2015, due to the reassignment of personnel to clinical trial production activities for SmartDose in 2015, the completion of development work on the SelfDose self-injection system in 2014, and the impact of foreign currency, which decreased R&D costs by $0.2 million. Efforts remain focused on the further development of SmartDose and CZ products.

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

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Packaging Systems	$132.7	$130.1	$128.4	2.0%	1.3%
Delivery Systems	42.5	45.4	42.6	(6.4)%	6.6%
Corporate	57.8	53.2	63.9	8.6%	(16.7)%
Consolidated SG&A costs	$233.0	$228.7	$234.9	1.9%	(2.6)%
SG&A as a % of net sales	16.6%	16.1%	17.2%

2015 compared to 2014
Consolidated SG&A costs increased by $4.3 million, or 1.9%, in 2015, despite the impact of foreign currency, which decreased SG&A costs by $12.5 million. Consolidated SG&A cost for 2015 and 2014 were 16.6% and 16.1%, respectively, of consolidated net sales for 2015 and 2014.

Packaging Systems – Packaging Systems' SG&A costs increased by $2.6 million, or 2.0%, in 2015, as increases in compensation costs related to merit increases, incentive compensation costs, and consulting and sales costs were partially offset by the impact of foreign currency, which decreased SG&A costs by $11.3 million.

Delivery Systems – Delivery Systems' SG&A costs decreased by $2.9 million, or 6.4%, in 2015, as decreases in sales costs and the impact of foreign currency, which decreased SG&A costs by $1.2 million, were partially offset by increases in incentive compensation costs, compensation costs, and depreciation expense.

Corporate – Corporate’s SG&A costs increased by $4.6 million, or 8.6%, in 2015, due to increased incentive compensation costs and stock-based compensation expense, both of which were partially offset by decreases in U.S. pension costs and outside services.

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

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) expense	Year Ended December 31,
($ in millions)	2015	2014	2013
Packaging Systems	$(1.1)	$(0.4)	$0.9
Delivery Systems	(0.1)	(1.1)	(1.5)
Corporate	—	0.1	0.1
Unallocated items	61.3	1.2	—
Consolidated other expense (income)	$60.1	$(0.2)	$(0.5)

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

2015 compared to 2014
Consolidated other expense (income) changed by $60.3 million in 2015.

Packaging Systems – Packaging Systems' other income increased by $0.7 million in 2015, primarily due to an asset write-off recorded in 2014.

Delivery Systems – Delivery Systems' other income decreased by $1.0 million in 2015, due to gains recorded in 2014, including a gain recorded as a result of the sale of a contract services business, and an increase in foreign exchange transaction losses.

Corporate – Corporate other expense decreased by $0.1 million to zero in 2015.

Unallocated items – During 2015, we recorded a $50.4 million pension settlement charge, of which $47.0 million related to our purchase of a group annuity contract from Metropolitan Life Insurance Company ("MetLife") to settle $139.4 million of our $313.6 million outstanding pension benefit obligations under our U.S. qualified pension plan. MetLife assumed the obligation to pay future pension benefits and provide administrative services beginning November 1, 2015 for approximately 1,750 retirees and surviving beneficiaries who retired before January 1, 2015 and are currently receiving payments from this plan. The purchase was funded directly by plan assets. The remaining portion of the pension settlement charge related to lump-sum payouts made to terminated vested participants of our U.S. qualified pension plan. In addition, during 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for our previous Chief Executive Officer ("CEO"), $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for our previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

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

Unallocated items – During 2014, we recorded a $1.2 million charge for license costs associated with acquired in-process research.

Operating Profit

The following table presents adjusted operating profit (loss), consolidated and by reportable segment, corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Packaging Systems	$235.7	$223.0	$217.0	5.7%	2.8%
Delivery Systems	12.0	13.5	9.4	(11.1)%	43.6%
Corporate	(57.8)	(53.3)	(64.0)	8.4%	(16.7)%
Adjusted consolidated operating profit	$189.9	$183.2	$162.4	3.7%	12.8%
Adjusted consolidated operating profit margin	13.6%	12.9%	11.9%
Unallocated items	(61.3)	(1.2)	—
Consolidated operating profit	$128.6	$182.0	$162.4	(29.3)%	12.1%
Consolidated operating profit margin	9.2%	12.8%	11.9%

2015 compared to 2014
Consolidated operating profit decreased by $53.4 million, or 29.3%, in 2015, mostly due to a $50.4 million pension settlement charge, a $10.9 million charge for executive retirement and related costs, and an unfavorable foreign currency impact of $29.3 million. Consolidated operating profit margin decreased by 3.6 margin points in 2015.

Packaging Systems – Packaging Systems’ operating profit increased by $12.7 million, or 5.7%, in 2015, despite an unfavorable foreign currency impact of $25.5 million, due to the factors described above.

Delivery Systems – Delivery Systems’ operating profit decreased by $1.5 million, or 11.1%, in 2015, including an unfavorable foreign currency impact of $3.8 million, due to the factors described above.

Corporate – Corporate costs increased by $4.5 million, or 8.4%, in 2015, due to the factors described above.

Unallocated items – Please refer to the Other Expense (Income) section for details.

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

Unallocated items – Please refer to the Other Expense (Income) section for details.

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

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2015	2014	2013	2015/2014	2014/2013
Interest expense	$15.6	$18.1	$18.6	(13.8)%	(2.7)%
Capitalized interest	(1.5)	(1.6)	(1.6)	(6.3)%	—%
Interest income	(1.6)	(3.5)	(1.9)	(54.3)%	84.2%
Interest expense, net	$12.5	$13.0	$15.1	(3.8)%	(13.9)%

2015 compared to 2014
Interest expense, net, decreased by 0.5 million, or 3.8%, in 2015, primarily due to lower interest expense resulting from less debt outstanding during 2015, partially offset by a decrease in interest income. During 2014, we recorded $1.6 million in interest income following the settlement of a tax matter in Brazil.

2014 compared to 2013
Interest expense, net, decreased by $2.1 million, or 13.9%, in 2014, primarily due to $1.6 million in interest income following the settlement of a tax matter in Brazil and lower interest expense resulting from less debt outstanding during 2014.

Income Taxes

The provision for income taxes was $26.3 million, $47.2 million, and $40.2 million for the years 2015, 2014, and 2013, respectively, resulting in effective tax rates of 22.6%, 28.0%, and 27.4%, respectively.

The decrease in the effective tax rate for 2015 reflects the impact of a tax benefit of $18.4 million in connection with a $50.4 million pension settlement charge and a tax benefit of $4.0 million in connection with a $10.9 million charge for executive retirement and related costs, partially offset by the impact of unfavorable changes in our geographic mix of earnings. In addition, during 2015, we recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances.

The increase in the effective tax rate for 2014 reflects changes in our geographic mix of earnings and the impact of a discrete tax charge of $1.0 million resulting from the impact of a change in apportionment factors on state tax rates applied to items in other comprehensive income and a discrete tax charge of $0.8 million as a result of the finalization of estimates of foreign tax credits available with respect to a repatriation of cash from our subsidiaries in Israel.

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

As of December 31, 2015, we had $5.9 million of total gross unrecognized tax benefits, all of which, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $1.0 million during the next twelve months, which would favorably impact our effective tax rate.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $5.8 million, $5.3 million, and $5.4 million for the years 2015, 2014 and 2013, respectively. Equity in net income of affiliated companies increased by $0.5 million, or 9.4%, in 2015, as favorable operating results in Mexico were partially offset by unfavorable operating results at Daikyo. Equity in net income of affiliated companies decreased by $0.1 million, or 1.9%, in 2014, as an unfavorable foreign currency impact on Daikyo's results was partially offset by favorable operating results in Mexico.

Purchases from, and royalty payments made to, affiliates totaled $65.8 million in 2015, $68.9 million in 2014, and $74.5 million in 2013, the majority of which related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.3 million, $5.1 million, and $5.9 million in 2015, 2014, and 2013, respectively.

Net Income

Net income in 2015 was $95.6 million, or $1.30 per diluted share, compared to $127.1 million, or $1.75 per diluted share, in 2014. Our 2015 results included the impact of a pension settlement charge of $32.0 million (net of $18.4 million in tax), a charge for executive retirement and related costs of $6.9 million (net of $4.0 million in tax) and a discrete tax charge of $0.8 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2015	2014	2013
Net cash provided by operating activities	$212.4	$182.9	$220.5
Net cash used in investing activities	$(129.5)	$(104.0)	$(149.9)
Net cash used in financing activities	$(41.5)	$(30.8)	$(5.1)

Net Cash Provided by Operating Activities

2015 compared to 2014
Net cash provided by operating activities increased by $29.5 million in 2015, due to increased earnings before non-cash charges and lower working capital requirements.

2014 compared to 2013
Net cash provided by operating activities decreased by $37.6 million in 2014, due to a $27.2 million increase in pension plan contributions and our receipt of a nonrefundable customer payment of $20.0 million in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area.

Net Cash Used in Investing Activities

2015 compared to 2014
Net cash used in investing activities increased by $25.5 million in 2015, due to an increase in capital spending, to $131.6 million, and sales and maturities of our remaining short-term investments in 2014. The capital spending for 2015 consisted of spending for new products, expansion activity, and emerging markets, including projects in the U.S., Europe, and Asia.

In October 2014, we announced plans to expand our global manufacturing operations to include a new facility in Waterford, Ireland, which will produce packaging components for insulin injector cartridges and other high-value packaging components. Construction began in July 2015.

2014 compared to 2013
Net cash used in investing activities decreased by $45.9 million in 2014, due to a $40.0 million decrease in capital spending, to $111.9 million, mainly as the construction of our corporate office and research building was completed in February 2013. The majority of the capital spending for 2014 related to new products, expansion activity, and emerging markets, including projects in the U.S., Europe, China and India.

Net Cash Used in Financing Activities

2015 compared to 2014
Net cash used in financing activities increased by $10.7 million in 2015, due to an increase in net debt repayments and dividend payments.

2014 compared to 2013
Net cash used in financing activities increased by $25.7 million in 2014, primarily due to an increase in net repayments of debt and a $7.4 million decrease in proceeds from the exercise of stock options and stock appreciation rights.

We paid cash dividends totaling $32.4 million ($0.45 per share) and $29.1 million ($0.41 per share) during 2015 and 2014, respectively.

In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. The Company’s previously-authorized share repurchase program expired on December 31, 2015.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$274.6	$255.3
Working capital	$359.4	$406.6
Total debt	$298.2	$335.5
Total equity	$1,023.9	$956.9
Net debt-to-total invested capital	2.3%	7.7%

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities. Net debt is defined as total debt less cash and cash equivalents, and total invested capital is defined as the sum of net debt and total equity. Net debt and total invested capital are non-U.S. GAAP financial measures that should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management believes that this information provides users a valuable insight into our overall performance and financial position. Working capital, total debt, and net debt-to-total invested capital amounts and percentages reflect our adoption of the guidance issued by the FASB in 2015 regarding the classification of debt issuance costs.

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2015 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2015 included $141.2 million of cash held by subsidiaries within the U.S., and $133.4 million of cash held by subsidiaries outside of the U.S. Deferred income taxes have not been provided for any funds held by the subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital - Working capital at December 31, 2015 decreased by $47.2 million, or 11.6%, as compared to December 31, 2014, including a decrease of $22.7 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $41.4 million, $14.1 million and $11.4 million, respectively, and total current liabilities increased by $86.4 million. Accounts receivable and inventory turnover measurements remained consistent between December 31, 2014 and December 31, 2015. The increase in current liabilities was primarily due to the reclassification of our Series B Notes from long-term debt to current liabilities between those period ends and an increase in accounts payable, partially offset by the maturity of our Series B floating rate notes on July 28, 2015.

Debt and credit facilities - The $37.3 million decrease in total debt at December 31, 2015, as compared to December 31, 2014, resulted from net repayments of $27.4 million and foreign currency rate fluctuations of $10.1 million, partially offset by a reduction of $0.2 million in unamortized debt issuance costs.

On October 15, 2015, we entered into the New Credit Agreement that replaced our prior $300.0 million revolving credit facility, which was scheduled to expire in April 2017. The New Credit Agreement, which expires in October 2020, contains a $300.0 million credit facility, which may be increased from time to time by up to $100.0 million in the aggregate, subject to the satisfaction of certain conditions and upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of standby letters of credit. Borrowings under the New Credit Agreement bear interest at either the base rate or at the applicable London Interbank Offered Rate ("LIBOR") rate, plus a tiered margin based on the ratio of our total debt to modified earnings before interest, taxes, depreciation and amortization ("EBITDA"), ranging from 0 to 75 basis points for base rate loans and 100 to 175 basis points for LIBOR rate loans. At December 31, 2015, we had $27.1 million in outstanding borrowings under the New Credit Agreement, of which $4.2 million was denominated in Yen and $22.9 million was denominated in Euro. The total amount outstanding at December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under the New Credit Agreement of $269.9 million at December 31, 2015. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2015, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2016.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments at December 31, 2015. These obligations are not expected to have a material impact on liquidity.

		Payments Due By Period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$10.7	$10.4	$0.3	$—	$—
Long-term debt	299.2	69.3	34.8	27.1	168.0
Interest on long-term debt and interest rate swaps (2)	67.6	9.4	15.8	13.8	28.6
Operating lease obligations	58.2	9.6	13.1	7.6	27.9
Other long-term liabilities (3)	16.4	0.4	2.0	3.6	10.4
Total contractual obligations(4)	$452.1	$99.1	$66.0	$52.1	$234.9

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

(4)
This table does not include obligations pertaining to pension and postretirement benefits because the actual amount and timing of future contributions may vary significantly depending upon plan asset performance, benefit payments, and other factors. Contributions to our plans are expected to be $7.2 million in 2016. See Note 13, Benefit Plans, for estimated benefit payments over the next ten years.

Reserves for uncertain tax positions - The table above does not include $5.9 million of total gross unrecognized tax benefits as of December 31, 2015. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for amounts which may be paid.

Letters of credit - We have letters of credit totaling $3.0 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $8.2 million at December 31, 2015, of which $4.1 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. Recent accounting guidance allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. We considered this guidance when performing our annual impairment testing, but elected to continue utilizing the two-step quantitative impairment test. The first step in the two-step test is to compare the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds fair value, the second step must be performed. The second step requires the comparison of the carrying amount of the goodwill to its implied fair value, which is calculated as if the reporting unit had just been acquired as of the testing date. Any excess of the carrying amount of goodwill over the implied fair value would represent an impairment loss. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. No impairment in the carrying value of our reporting units was evident as a result of our annual review of goodwill. With the exception of our Delivery Systems' Americas and Delivery Systems' Europe reporting units, each of which had a fair value in excess of its carrying value of approximately 20% and each of which is largely dependent on the continued and anticipated demand for certain of its contract manufacturing and proprietary products, each of our reporting units whose assets included goodwill had a fair value in excess of its respective carrying value of at least 150%. At December 31, 2015, the goodwill associated with the Delivery Systems' Americas and Europe reporting units equaled $39.7 million, or 38.0% of our total goodwill.

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

Changes in key assumptions could have a material impact on our future results of operations and financial position. We estimate that every 25 basis point reduction in our long-term rate of return assumption would increase pension expense by $0.6 million, and every 25 basis point reduction in our discount rate would increase pension expense by $0.6 million. A decrease in the discount rate increases the present value of benefit obligations. Our net pension underfunded balance at December 31, 2015 was $57.4 million, compared to $76.2 million at December 31, 2014. Our underfunded balance for other postretirement benefits was $10.2 million at December 31, 2015, compared to $10.1 million at December 31, 2014.

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

Contingent Consideration

The fair value of the contingent consideration liability related to SmartDose ("SmartDose contingent consideration") was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

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

Foreign Currency Exchange Risk

Sales outside of the U.S. accounted for 52.0% of consolidated net sales in 2015. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward contracts to hedge certain transactions or to neutralize month-end balance sheet exposures on cross-currency intercompany loans.

We have designated our €61.1 million Euro note B and our €21.0 million Euro-denominated borrowings under our revolving credit facility as a hedge of our net investment in certain European subsidiaries. We also have ¥500.0 million in Yen-denominated borrowings under our revolving credit facility which has been designated as a hedge of our net investment in Daikyo. At December 31, 2015, a net cumulative foreign currency translation gain on these hedges of $5.8 million (net of tax of $3.4 million) was recorded within accumulated other comprehensive loss.

Interest Rate Risk

As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of senior notes, revolving credit facilities and capital lease obligations. Our exposures to fluctuations in interest rates are managed to the extent considered necessary by entering into interest rate swap agreements.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2016	2017	2018	2019	2020	Thereafter	Carrying Value	Fair Value
Current Debt and Capital Leases:
U.S. dollar denominated (1)	$2.5						$2.5	$2.5
Average interest rate - variable	1.7%
U.S. dollar denominated	66.8						66.8	66.8
Average interest rate - variable	4.4%
Long-Term Debt:
U.S. dollar denominated (1)		2.2	32.6				34.8	34.8
Average interest rate - variable		1.7%	1.7%
U.S. dollar denominated						168.0	168.0	163.1
Average interest rate - fixed						3.9%
Euro denominated					22.9		22.9	22.9
Average interest rate - variable					1.7%
Yen denominated					4.2		4.2	4.2
Average interest rate - variable					1.6%

(1) As of December 31, 2015, we have a forward-start interest rate swap outstanding designed to hedge the variability in cash flows due to changes in the applicable interest rate of our $37.1 million five-year term loan. At December 31, 2015, this agreement had a fair value of $2.0 million, unfavorable to the Company, which was recorded as a noncurrent liability. Refer to Note 9, Derivative Financial Instruments, for additional information on this interest rate hedge.

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

In November 2014, we purchased a series of call options for a total of 134,700 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases through December 2015. As of December 31, 2015, there were no options outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2015, 2014 and 2013
(In millions, except per share data)

	2015	2014	2013
Net sales	$1,399.8	$1,421.4	$1,368.4
Cost of goods and services sold	944.0	973.6	933.7
Gross profit	455.8	447.8	434.7
Research and development	34.1	37.3	37.9
Selling, general and administrative expenses	233.0	228.7	234.9
Other expense (income) (Note 14)	60.1	(0.2)	(0.5)
Operating profit	128.6	182.0	162.4
Loss on debt extinguishment	—	—	0.2
Interest expense	14.1	16.5	17.0
Interest income	1.6	3.5	1.9
Income before income taxes	116.1	169.0	147.1
Income tax expense	26.3	47.2	40.2
Equity in net income of affiliated companies	5.8	5.3	5.4
Net income	$95.6	$127.1	$112.3

Net income per share:
Basic	$1.33	$1.79	$1.61
Diluted	$1.30	$1.75	$1.57

Weighted average shares outstanding:
Basic	72.0	70.9	69.6
Diluted	73.8	72.8	71.4

Dividends declared per share	$0.46	$0.41	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Net income	$95.6	$127.1	$112.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(70.3)	(71.3)	(0.9)
Defined benefit pension and other postretirement plans:
Prior service credit arising during period, net of tax of $0.3	0.4	—	—
Net actuarial (loss) gain arising during period, net of tax of $(6.0), $(10.6) and $20.3	(9.3)	(18.9)	33.7
Settlement effects arising during the period, net of tax of $18.7	31.7	—	—
Less: amortization of actuarial loss, net of tax of $1.6, $1.1 and $3.6	2.9	2.0	4.9
Less: amortization of prior service credit, net of tax of $(0.5), $(0.5) and $(0.5)	(0.8)	(0.8)	(0.8)
Less: amortization of transition obligation	0.1	0.1	0.1
Net gains on investment securities, net of tax of $0.4, $0.2 and $2.1	0.7	0.4	3.5
Net gains on derivatives, net of tax of $0.8, 0.9 and $1.8	1.2	1.7	3.0
Other comprehensive (loss) income, net of tax	(43.4)	(86.8)	43.5
Comprehensive income	$52.2	$40.3	$155.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2015 and 2014
(In millions, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$274.6	$255.3
Accounts receivable, net	181.4	179.0
Inventories	181.1	181.5
Deferred income taxes	—	7.8
Other current assets	36.6	35.5
Total current assets	673.7	659.1
Property, plant and equipment	1,440.3	1,390.8
Less accumulated depreciation	719.3	685.0
Property, plant and equipment, net	721.0	705.8
Investments in affiliated companies	61.3	60.6
Goodwill	104.6	108.6
Deferred income taxes	70.5	66.1
Intangible assets, net	37.6	42.0
Other noncurrent assets	26.4	27.5
Total Assets	$1,695.1	$1,669.7

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$69.3	$27.2
Accounts payable	119.8	103.1
Pension and other postretirement benefits	5.6	2.6
Accrued salaries, wages and benefits	53.0	52.9
Income taxes payable	12.8	14.9
Other current liabilities	53.8	51.8
Total current liabilities	314.3	252.5
Long-term debt	228.9	308.3
Deferred income taxes	12.4	15.7
Pension and other postretirement benefits	62.0	83.7
Other long-term liabilities	53.6	52.6
Total Liabilities	671.2	712.8

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and 0 shares outstanding in 2015 and 2014	—	—
Common stock, par value $.25 per share; 100.0 million shares authorized; shares issued: 72.4 million and 71.4 million; shares outstanding: 72.3 million and 71.3 million	18.1	17.8
Capital in excess of par value	207.8	160.2
Retained earnings	964.6	902.2
Accumulated other comprehensive loss	(162.6)	(119.2)
Treasury stock, at cost (0.1 million shares in 2015 and 2014)	(4.0)	(4.1)
Total Equity	1,023.9	956.9
Total Liabilities and Equity	$1,695.1	$1,669.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2015, 2014 and 2013
(In millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	68.8	$17.2	$70.7	0.2	$(3.0)	$719.9	$(75.9)	$728.9
Net income	—	—	—	—	—	112.3	—	112.3
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Shares issued under stock plans	1.8	0.4	30.9	—	(0.8)	—	—	30.5
Shares repurchased for employee tax withholdings	(0.2)	—	(5.2)	—	—	—	—	(5.2)
Excess tax benefit from employee stock plans	—	—	8.3	—	—	—	—	8.3
Dividends declared	—	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	43.5	43.5
Balance, December 31, 2013	70.4	17.6	120.0	0.2	(3.8)	805.0	(32.4)	906.4
Net income	—	—	—	—	—	127.1	—	127.1
Stock-based compensation	—	—	15.5	—	(0.3)	—	—	15.2
Shares issued under stock plans	1.1	0.2	20.9	(0.1)	—	—	—	21.1
Shares repurchased for employee tax withholdings	(0.1)	—	(4.1)	—	—	—	—	(4.1)
Excess tax benefit from employee stock plans	—	—	7.9	—	—	—	—	7.9
Dividends declared	—	—	—	—	—	(29.9)	—	(29.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(86.8)	(86.8)
Balance, December 31, 2014	71.4	17.8	160.2	0.1	(4.1)	902.2	(119.2)	956.9
Net income		—	—	—	—	95.6	—	95.6
Stock-based compensation	—	0.1	26.4	—	0.2	—	—	26.7
Shares issued under stock plans	1.1	0.2	17.6	—	—	—	—	17.8
Shares repurchased for employee tax withholdings	(0.1)	—	(5.5)	—	(0.1)	—	—	(5.6)
Excess tax benefit from employee stock plans	—	—	9.1	—	—	—	—	9.1
Dividends declared	—	—	—	—	—	(33.2)	—	(33.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(43.4)	(43.4)
Balance, December 31, 2015	72.4	$18.1	$207.8	0.1	$(4.0)	$964.6	$(162.6)	$1,023.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$95.6	$127.1	$112.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86.1	84.8	81.0
Amortization	3.8	5.2	4.2
Loss on debt extinguishment	—	—	0.2
Stock-based compensation	29.6	18.6	21.2
Pension settlement charge	50.4	—	—
Loss on sales of equipment	0.4	0.3	0.4
Deferred income taxes	(8.9)	7.0	1.7
Pension and other retirement plans, net	(28.8)	(25.0)	8.0
Equity in undistributed earnings of affiliates, net of dividends	(5.0)	(4.5)	(4.8)
Changes in assets/liabilities:
Increase in accounts receivable	(14.1)	(6.3)	(9.1)
Increase in inventories	(11.4)	(16.2)	(13.9)
Increase in other current assets	(2.6)	(11.7)	(0.6)
Increase (decrease) in accounts payable	17.2	(3.5)	4.6
Changes in other assets and liabilities	0.1	7.1	15.3
Net cash provided by operating activities	212.4	182.9	220.5
Cash flows from investing activities:
Capital expenditures	(131.6)	(111.9)	(151.9)
Acquisition of patents and other long-term assets	—	(0.2)	(3.9)
Sales and maturities of short-term investments	—	16.8	19.1
Purchases of short-term investments	—	(9.3)	(14.2)
Other, net	2.1	0.6	1.0
Net cash used in investing activities	(129.5)	(104.0)	(149.9)
Cash flows from financing activities:
Borrowings under revolving credit agreements	71.4	263.4	292.7
Repayments under revolving credit agreements	(71.4)	(283.4)	(311.0)
Debt issuance costs	(1.0)	—	—
Repayments of long-term debt	(27.4)	(2.3)	(30.5)
Issuance of long-term debt	—	—	43.2
Dividend payments	(32.4)	(29.1)	(26.7)
Contingent consideration payments	(0.1)	(0.3)	(0.1)
Proceeds from exercise of stock options and stock appreciation rights	12.7	14.3	21.7
Employee stock purchase plan contributions	3.2	2.8	2.5
Excess tax benefit from employee stock plans	9.1	7.9	8.3
Shares repurchased for employee tax withholdings	(5.6)	(4.1)	(5.2)
Net cash used in financing activities	(41.5)	(30.8)	(5.1)
Effect of exchange rates on cash	(22.1)	(22.8)	2.6
Net increase in cash and cash equivalents	19.3	25.3	68.1
Cash, including cash equivalents at beginning of period	255.3	230.0	161.9
Cash, including cash equivalents at end of period	$274.6	$255.3	$230.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.7	$16.7	$16.9
Income taxes paid, net	$33.1	$37.4	$34.4
Accrued capital expenditures	$25.0	$21.0	$17.1
Dividends declared, not paid	$8.6	$7.8	$7.0

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for doubtful accounts of $0.6 million and $0.9 million at December 31, 2015 and 2014, respectively. We record the allowance based on a specific identification methodology.

Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. The following is a summary of inventories at December 31:

($ in millions)	2015	2014
Raw materials	$74.4	$79.9
Work in process	30.1	25.6
Finished goods	76.6	76.0
	$181.1	$181.5

Property, Plant and Equipment: Property, plant and equipment assets are carried at cost. Maintenance and minor repairs and renewals are charged to expense as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in other (income) expense. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, if shorter.

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

Litigation: From time to time, we are involved in legal proceedings, investigations and claims generally incidental to our normal business activities. In accordance with U.S. GAAP, we accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time. Legal costs in connection with loss contingencies are expensed as incurred.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In November 2015, the FASB issued guidance regarding the balance sheet classification of deferred taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this guidance in the fourth quarter of 2015, on a prospective basis. The adoption did not have a material impact on our financial statements.

In April 2015, the FASB issued guidance regarding the classification of debt issuance costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt. Subsequently, in August 2015, the FASB issued additional guidance which addressed the presentation of debt issuance costs associated with lines of credit, whereby these costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented. We adopted this guidance in the fourth quarter of 2015. Debt issuance costs previously recorded as an asset, in the amount of $1.0 million and $1.2 million as of December 31, 2015 and 2014, respectively, have been reclassified as a reduction to long-term debt within our consolidated balance sheets.

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contained new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. We adopted this guidance as of January 1, 2015, on a prospective basis. The adoption did not have a material impact on our financial statements.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on our financial statements, if any, including the transition method which it will adopt.

Note 3:  Net Income Per Share

The following table reconciles net income and shares used in the calculation of basic net income per share to those used for diluted net income per share:

(in millions)	2015	2014	2013
Net income	$95.6	$127.1	$112.3
Weighted average common shares outstanding	72.0	70.9	69.6
Dilutive effect of stock options, stock appreciation rights and performance share awards, based on the treasury stock method	1.8	1.9	1.7
Assumed conversion of convertible debt, based on the if-converted method	—	—	0.1
Weighted average shares assuming dilution	73.8	72.8	71.4

During 2015 and 2014, there were 0.7 million and 0.5 million shares from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. During 2013, the number of shares not included in the computation of diluted net income per share was immaterial.

In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000shares of the Company’s common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. The Company’s previously-authorized share repurchase program expired on December 31, 2015.

Note 4: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2015	2014
Land		$17.6	$15.1
Buildings and improvements	5-50	412.8	410.6
Machinery and equipment	10-15	674.8	654.1
Molds and dies	4-7	94.4	94.8
Computer hardware and software	3-10	118.3	111.3
Construction in progress		122.4	104.9
		$1,440.3	$1,390.8

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $86.1 million, $84.8 million and $81.0 million, respectively.

Capitalized leases included in 'buildings and improvements' were $2.0 million and $2.2 million at December 31, 2015 and 2014, respectively. Capitalized leases included in 'machinery and equipment' were $1.5 million and $1.7 million at December 31, 2015 and 2014, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $2.1 million and $2.2 million at December 31, 2015 and 2014, respectively. At December 31, 2015, future minimum payments under capital leases were immaterial in 2016.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.6 million and $1.6 million, respectively.

Note 5: Affiliated Companies

At December 31, 2015, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo	Japan	25%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $56.2 million, $51.2 million and $46.7 million at December 31, 2015, 2014 and 2013, respectively. Dividends received from affiliated companies were $0.8 million in 2015, $0.8 million in 2014 and $0.6 million in 2013.

Our equity in net unrealized gains of Daikyo's investment securities and derivative instruments, as well as pension adjustments included in accumulated other comprehensive loss was $(5.4) million, $(4.7) million and $(4.3) million at December 31, 2015, 2014 and 2013, respectively.

Our purchases from, and royalty payments made to, affiliates totaled $65.8 million, $68.9 million and $74.5 million, respectively, in 2015, 2014 and 2013, of which $10.1 million and $5.9 million was due and payable as of December 31, 2015 and 2014, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $5.3 million, $5.1 million and $5.9 million, respectively, in 2015, 2014 and 2013, of which $0.5 million and $0.6 million was receivable as of December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the aggregate carrying amount of investments in equity method affiliates was $56.3 million and $57.1 million, respectively. In addition, at December 31, 2015 and 2014, we have a cost-basis investment with a carrying amount of $5.0 million and $3.5 million, respectively.

Note 6: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Packaging Systems	Delivery Systems	Total
Balance, December 31, 2013	$38.0	$76.2	$114.2
Disposition	—	(0.5)	(0.5)
Foreign currency translation	(3.9)	(1.2)	(5.1)
Balance, December 31, 2014	34.1	74.5	108.6
Foreign currency translation	(3.1)	(0.9)	(4.0)
Balance, December 31, 2015	$31.0	$73.6	$104.6

As of December 31, 2015, we had no accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2015			2014
($ in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licensing	$19.7	$(12.8)	$6.9	$20.1	$(11.5)	$8.6
Technology	3.4	(0.6)	2.8	3.4	(0.4)	3.0
Trademarks	12.0	(1.4)	10.6	12.1	(1.3)	10.8
Customer relationships	29.5	(17.7)	11.8	29.5	(16.3)	13.2
Customer contracts	10.8	(5.3)	5.5	11.2	(4.8)	6.4
	$75.4	$(37.8)	$37.6	$76.3	$(34.3)	$42.0

The cost basis of intangible assets includes a foreign currency translation loss of $0.9 million and $1.2 million for the twelve months ended December 31, 2015 and 2014, respectively. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $4.9 million and $3.9 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2016 - $2.9 million, 2017 - $2.7 million, 2018 - $2.5 million, 2019 - $2.5 million and 2020 - $2.4 million. Trademarks with a carrying amount of $10.0 million were determined to have indefinite lives and, therefore, do not require amortization.

Note 7: Other Current Liabilities

Other current liabilities as of December 31 included the following:

($ in millions)	2015	2014
Deferred income	$14.4	$13.3
Other accrued expenses	23.1	22.4
Dividends payable	8.6	7.8
Other	7.7	8.3
Total other current liabilities	$53.8	$51.8

Other consisted primarily of value-added taxes payable and accrued taxes other than income.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs, at December 31. The interest rates shown in parentheses are as of December 31, 2015.

($ in millions)	2015	2014
Series B floating rate notes, due July 28, 2015	$—	$25.0
Euro note B, due February 27, 2016 (4.38%)	66.8	74.3
Capital leases, due through 2016 (6%)	—	0.2
Revolving credit facility, due April 26, 2017	—	29.7
Term loan, due January 1, 2018 (1.74%)	37.0	39.0
Note payable, due December 31, 2019	0.2	0.3
Revolving credit facility, due October 15, 2020 (1.71%)	27.1	—
Series A notes, due July 5, 2022 (3.67%)	41.8	41.8
Series B notes, due July 5, 2024 (3.82%)	52.7	52.7
Series C notes, due July 5, 2027 (4.02%)	72.6	72.5
Total debt	298.2	335.5
Less: current portion of long-term debt	69.3	27.2
Long-term debt	$228.9	$308.3

Euro-denominated Note

Our Euro note B of €61.1 million ($66.8 million at December 31, 2015) has a term of 10 years due February 27, 2016 at a fixed annual interest rate of 4.38%. This Euro-denominated note, in conjunction with the Euro-denominated revolver borrowings mentioned below, is accounted for as a hedge of our net investment in our European subsidiaries.

Revolving Credit Facility

In October 2015, we entered into the New Credit Agreement that replaced our prior revolving credit facility, which was scheduled to expire in April 2017. The New Credit Agreement, which expires in October 2020, contains a $300.0 million credit facility, which may be increased from time to time by up to $100.0 million in the aggregate, subject to the satisfaction of certain conditions and upon approval by the banks. Up to $30.0 million of the credit facility is available for swing-line loans and up to $30.0 million is available for the issuance of standby letters of credit. Borrowings under the revolving credit facility bear interest at either the base rate or at the applicable LIBOR rate, plus a tiered margin based on the ratio of our total debt to modified EBITDA, ranging from 0 to 75 basis points for base rate loans and 100 to 175 basis points for LIBOR rate loans. Consistent with our previous revolving credit facility, the New Credit Agreement contains representations and covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. The New Credit Agreement also contains usual and customary default provisions, and limitations on liens securing indebtedness, asset sales, distributions and acquisitions. As of December 31, 2015, total unamortized debt issuance costs of $1.6 million, a portion of which relates to our prior credit facility, were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the new credit facility.

At December 31, 2015, we had $27.1 million in outstanding long-term borrowings under this new facility, of which $4.2 million was denominated in Yen and $22.9 million in Euro. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $269.9 million at December 31, 2015.

Term Loan

In 2013, we entered into a $42.8 million five-year term loan due January 2018 related to our corporate office and research building. Borrowings under the loan bear interest at a variable rate equal to LIBOR plus a margin of 1.50 percentage points. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan. At December 31, 2015, $37.1 million was outstanding under this loan, of which $2.4 million was classified as current. As of December 31, 2015 and 2014, there were unamortized debt issuance costs remaining of $0.1 million and $0.2 million, respectively, which are being amortized as additional interest expense over the term of the loan.

Private Placement

In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The weighted average of the coupon interest rates on the Notes is 3.87%. Related interest-rate hedging and transaction costs incurred increased the annual effective rate of interest on the Notes to an estimated 4.16%. Refer to Note 9, Derivative Financial Instruments, for additional discussion of the related interest rate hedge. As of December 31, 2015 and 2014, there were unamortized debt issuance costs remaining of $0.9 million and $1.0 million, respectively, which are being amortized as additional interest expense over the term of the Notes.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2015, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2016.

Interest costs incurred during 2015, 2014 and 2013 were $15.6 million, $18.1 million and $18.6 million, respectively. The aggregate annual maturities of long-term debt were as follows: 2016 - $69.3 million, 2017 - $2.2 million, 2018 - $32.6 million, 2019 - immaterial, 2020 - $27.1 million, and thereafter - $168.0 million.

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

Interest Rate Risk

At December 31, 2015, we had a $37.1 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan related to the purchase of our corporate office and research building. Under this swap, we receive variable interest rate payments based on one-month LIBOR plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

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

Foreign Exchange Rate Risk

In the fourth quarter of 2015, we entered into a forward exchange contract, designated as a fair value hedge, to neutralize our exposure to fluctuating foreign exchange rates on a cross-currency intercompany loan. Changes in the fair value of this derivative are recognized within other expense (income) and are offset by changes in the fair value of the underlying exposure being hedged. The amount of loss recognized during the fourth quarter of 2015 was $0.2 million.

In addition, during 2015, we entered into several foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies, which are described in more detail below.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted USD-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of €22.1 million ($24.1 million).

We also entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries for a total notional amount of €18.0 million ($19.7 million).

At December 31, 2015, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €61.1 million ($66.8 million) Euro note B and our €21.0 million ($22.9 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $9.2 million pre-tax ($5.8 million after tax) on this debt was recorded within accumulated other comprehensive loss as of December 31, 2015. We have also designated our ¥500.0 million ($4.2 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At December 31, 2015, there was a cumulative foreign currency translation gain on this Yen-denominated debt of less than $0.1 million, which was also included within accumulated other comprehensive loss.

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

During the year ended December 31, 2014, a loss of $0.1 million was recorded in cost of goods and services sold related to these call options. During 2015, the loss recorded related to these options was less than $0.1 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

Refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2015 and 2014.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax, for the year ended December 31:

	Amount of Gain (Loss) Recognized in OCI		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
($ in millions)	2015	2014	2015	2014
Cash Flow Hedges:
Foreign currency hedge contracts	$1.6	$0.3	$(1.6)	$(0.2)	Net sales
Foreign currency hedge contracts	—	—	—	0.2	Cost of goods and services sold
Interest rate swap contracts	(0.3)	(0.4)	1.3	1.6	Interest expense
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$1.3	$(0.1)	$(0.1)	$1.8
Net Investment Hedges:
Foreign currency-denominated debt	$6.2	$8.5	$—	$—	Foreign exchange and other
Total	$6.2	$8.5	$—	$—

During 2015 and 2014, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.8	$6.8	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.0	$6.8	$0.2	$—
Liabilities:
Contingent consideration	$6.0	$—	$—	$6.0
Deferred compensation liabilities	8.8	8.8	—	—
Interest rate swap contract	2.0	—	2.0	—
Foreign currency contracts	0.2	—	0.2	—
	$17.0	$8.8	$2.2	$6.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.6	$6.6	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$6.8	$6.6	$0.2	$—
Liabilities:
Contingent consideration	$5.0	$—	$—	$5.0
Deferred compensation liabilities	8.7	8.7	—	—
Interest rate swap contracts	3.6	—	3.6	—
	$17.3	$8.7	$3.6	$5.0

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration, included within other current and long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Our interest rate swap, included within other long-term liabilities, is valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the SmartDose contingent consideration was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2013	$4.3
Increase in fair value recorded in earnings	1.0
Payments	(0.3)
Balance, December 31, 2014	5.0
Increase in fair value recorded in earnings	1.1
Payments	(0.1)
Balance, December 31, 2015	$6.0

Refer to Note 14, Other Expense (Income), for further discussion of acquisition-related contingencies.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

Quoted market prices are used to estimate the fair value of publicly traded long-term debt. The fair value of debt that is not quoted on an exchange is estimated using a discounted cash flow method based on interest rates that are currently available to us for debt issuances with similar terms and maturities. At December 31, 2015, the estimated fair value of long-term debt was $225.0 million compared to a carrying amount of $228.9 million. December 31, 2014, the estimated fair value of long-term debt was $311.4 million and the carrying amount was $308.3 million.

Note 11: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2013	$(6.0)	$4.3	$(47.0)	$16.3	$(32.4)
Other comprehensive (loss) income before reclassifications	(0.1)	0.4	(18.9)	(71.3)	(89.9)
Amounts reclassified out	1.8	—	1.3	—	3.1
Other comprehensive income (loss), net of tax	1.7	0.4	(17.6)	(71.3)	(86.8)
Balance, December 31, 2014	(4.3)	4.7	(64.6)	(55.0)	(119.2)
Other comprehensive (loss) income before reclassifications	1.3	0.7	(8.9)	(70.3)	(77.2)
Amounts reclassified out	(0.1)	—	33.9	—	33.8
Other comprehensive income (loss), net of tax	1.2	0.7	25.0	(70.3)	(43.4)
Balance, December 31, 2015	$(3.1)	$5.4	$(39.6)	$(125.3)	$(162.6)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2015	2014	Location on Statement of Income
Losses on cash flow hedges:
Foreign currency contracts	$1.8	$0.3	Net sales
Foreign currency contracts	—	(0.3)	Cost of goods and services sold
Interest rate swap contracts	(2.1)	(2.6)	Interest expense
Forward treasury locks	(0.3)	(0.4)	Interest expense
Total before tax	(0.6)	(3.0)
Tax expense	0.7	1.2
Net of tax	$0.1	$(1.8)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$(0.1)	$(0.1)	(a)
Prior service credit	1.3	1.3	(a)
Actuarial losses	(4.5)	(3.1)	(a)
Settlements	(50.4)	—	(a)
Total before tax	(53.7)	(1.9)
Tax expense	19.8	0.6
Net of tax	$(33.9)	$(1.3)
Total reclassifications for the period, net of tax	$(33.8)	$(3.1)

(a)     These components are included in the computation of net periodic benefit cost. Refer to Note 13, Benefit Plans, for additional details.

During 2015, we recorded a $50.4 million pension settlement charge related to the acceleration of a portion of our unrecognized actuarial losses. Please refer to Note 13, Benefit Plans, for additional details.

Note 12:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and corporate governance and compensation committees. Vesting requirements vary by award. At December 31, 2015, there were 2,487,881 shares remaining in the 2011 Plan for future grants.

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

The following table summarizes our stock-based compensation expense recorded within selling, general and administrative expenses for the years ended December 31:

($ in millions)	2015	2014	2013
Stock option and appreciation rights	$9.2	$7.6	$7.7
Performance-vesting shares	6.0	6.5	6.5
Performance-vesting units	0.7	1.9	2.4
Performance-vesting shares/units dividend equivalents	0.2	0.4	0.4
Employee stock purchase plan	0.6	0.5	0.4
Deferred compensation plans	2.5	1.7	3.8
Total stock-based compensation expense	$19.2	$18.6	$21.2

In addition, during 2015, we recorded a $10.4 million charge related to executive retirements, which was recorded within other expense. Please refer to Note 14, Other Expense (Income), for further discussion of this charge.

In 2014, the Company adopted a policy to provide for continued vesting of future performance-vesting awards and stock option awards for retiring executive officers who are at least 57 years of age at the time of retirement, have been employed by the Company for 10 years, and have not been terminated for "cause" as defined under the 2011 Plan.

The amount of unrecognized compensation expense for all nonvested awards as of December 31, 2015, was approximately $16.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

Stock options granted to employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2015	2014	2013
Options outstanding, January 1	4.6	4.8	5.6
Granted	0.9	0.7	0.9
Exercised	(0.5)	(0.7)	(1.6)
Forfeited	—	(0.2)	(0.1)
Options outstanding, December 31	5.0	4.6	4.8
Options exercisable, December 31	2.9	2.6	2.3

Weighted Average Exercise Price	2015	2014	2013
Options outstanding, January 1	$25.49	$21.99	$19.83
Granted	56.06	47.59	29.71
Exercised	21.85	20.17	18.97
Forfeited	—	31.42	23.10
Options outstanding, December 31	$31.77	$25.49	$21.99
Options exercisable, December 31	$22.75	$20.67	$19.51

As of December 31, 2015, the weighted average remaining contractual life of options outstanding and of options exercisable was 6.3 years and 4.9 years, respectively.

As of December 31, 2015, the aggregate intrinsic value of total options outstanding was $143.1 million, of which $110.3 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2015, 2014 and 2013: a risk-free interest rate of 1.7%, 1.6%, and 0.9%, respectively; stock volatility of 21.0%, 21.9%, and 22.5%, respectively; and dividend yields of 0.9%, 0.8%, and 1.3%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6 years for 2015, 2014 and 2013. The weighted average grant date fair value of options granted in 2015, 2014 and 2013 was $10.57, $10.38 and $5.73, respectively. Stock option expense is recognized over the vesting period, net of forfeitures.

For the years ended December 31, 2015, 2014 and 2013, the intrinsic value of options exercised was $17.7 million, $16.0 million and $27.3 million, respectively. The grant date fair value of options vested during those same periods was $4.8 million, $4.7 million and $4.0 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. The fair value of each cash-settled SAR is adjusted at the end of each reporting period, with the resulting change reflected in expense. As of December 31, 2015, SARs outstanding were 232,930, of which 131,924 were cash-settled and 101,006 were stock-settled. Upon exercise of a cash-settled SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company's stock on the date of exercise. As a result of the cash settlement feature, cash-settled SARs are recorded within other long-term liabilities. Upon exercise of a stock-settled SAR, shares are issued in exchange for the exercise price of the stock-settled SAR. As a result of the stock settlement feature, stock-settled SARs are recorded within equity.

The following table summarizes changes in outstanding SARs:

	2015	2014	2013
SARs outstanding, January 1	297,714	375,104	389,686
Granted	12,356	7,733	132,566
Exercised	(77,140)	(85,123)	(147,148)
SARs outstanding, December 31	232,930	297,714	375,104
SARs exercisable, December 31	112,295	88,751	56,938

Weighted Average Exercise Price	2015	2014	2013
SARs outstanding, January 1	$25.20	$24.03	$20.81
Granted	57.25	47.74	29.56
Exercised	22.52	22.09	20.47
SARs outstanding, December 31	$27.79	$25.20	$24.03
SARs exercisable, December 31	$24.60	$23.15	$20.95

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

The following table summarizes changes in our outstanding PVS awards:

	2015	2014	2013
Non-vested PVS awards, January 1	470,719	578,358	652,662
Granted at target level	147,908	133,823	175,498
Adjustments above/(below) target	132,444	53,438	38,330
Vested and converted	(318,337)	(250,205)	(273,044)
Forfeited	(10,008)	(44,695)	(15,088)
Non-vested PVS awards, December 31	422,726	470,719	578,358

Weighted Average Grant Date Fair Value	2015	2014	2013
Non-vested PVS awards, January 1	$30.93	$23.79	$21.42
Granted at target level	55.49	47.21	29.67
Adjustments above/(below) target	22.97	22.86	23.83
Vested and converted	51.53	48.69	29.56
Forfeited	41.84	30.76	23.29
Non-vested PVS awards, December 31	$45.60	$30.93	$23.79

Shares earned under PVS and PVU awards may vary from 0% to 200% of an employee's targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures. The weighted average grant date fair value of PVS awards granted during the years 2015, 2014 and 2013 was $55.49, $47.21 and $29.67, respectively. Including forfeiture and above-target achievement expectations, we expect that the PVS awards will convert to 412,687 shares to be issued over an average remaining term of 1 year.

The fair value of PVU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, PVU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding PVU awards:

	2015	2014	2013
Non-vested PVU awards, January 1	55,509	79,456	69,240
Granted at target level	1,386	1,584	25,538
Adjustments above/(below) target	19,315	6,907	3,000
Vested and converted	(47,014)	(32,438)	(18,322)
Non-vested PVU awards, December 31	29,196	55,509	79,456

Weighted Average Grant Date Fair Value	2015	2014	2013
Non-vested PVU awards, January 1	$26.15	$23.86	$20.98
Granted at target level	54.14	47.34	29.56
Adjustments above/(below) target	22.07	22.72	25.30
Vested and converted	51.53	47.34	29.56
Non-vested PVU awards, December 31	$32.07	$26.15	$23.86

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”) which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee's base salary, not to exceed $25,000 in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 61,757 shares, 76,751 shares and 84,675 shares for the years 2015, 2014 and 2013, respectively. At December 31, 2015, there were approximately 4.1 million shares available for issuance under the ESPP.

Deferred Compensation Plans

Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the end of each reporting period. In addition, deferred stock awards are granted on the date of our annual meeting, and are distributed in shares of common stock. In 2015, we granted 22,746 deferred stock awards, with a grant date fair value of $53.25. Similarly, a non-qualified deferred compensation plan for eligible employees provides for the conversion of compensation into deferred stock units. As of December 31, 2015, the two deferred compensation plans held a total of 496,976 deferred stock units, including 24,296 units to be paid in cash.

In addition, during 2015, we granted 41,458 restricted share awards at a weighted grant-date fair value of $57.89 per share to new executive officers under the 2011 Plan. The fair value of the awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period.

Annual Incentive Plan

Under our annual incentive plan, participants are paid bonuses on the attainment of certain financial goals, which they can elect to receive in either cash or shares of our common stock. If the employee elects payment in shares, they are also given a restricted incentive stock award equal to one share for each four bonus shares issued. The incentive stock awards vest at the end of four years provided that the participant has not made a disqualifying disposition of their bonus shares. Incentive stock award grants were 1,500 shares, 4,200 shares and 5,300 shares in 2015, 2014 and 2013, respectively. Incentive stock forfeitures of 200 shares, 4,100 shares and 200 shares occurred in 2015, 2014 and 2013, respectively. Compensation expense is recognized over the vesting period based on the fair market value of common stock on the award date: $51.53 per share granted in 2015, $48.69 per share granted in 2014 and $29.56 per share granted in 2013.

Note 13:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we provide minimal death benefits for certain U.S. retirees and pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. Benefits for participants are coordinated with Medicare and the plan mandates Medicare risk (“HMO”) coverage wherever possible and caps the total contribution for non-HMO coverage. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $4.8 million for 2015, $4.3 million for 2014 and $4.0 million for 2013.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2015	2014	2013	2015	2014	2013
Net periodic benefit cost:
Service cost	$10.6	$9.8	$9.7	$0.5	$0.4	$1.1
Interest cost	13.8	17.1	14.8	0.4	0.4	0.6
Expected return on assets	(19.5)	(19.3)	(17.3)	—	—	—
Amortization of prior service credit	(1.3)	(1.3)	(1.3)	—	—	—
Amortization of transition obligation	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss (gain)	5.9	4.7	9.2	(1.4)	(1.6)	(0.7)
Settlement effects	50.4	—	—	—	—	—
Net periodic benefit cost	$60.0	$11.1	$15.2	$(0.5)	$(0.8)	$1.0
Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax:
Net loss (gain) arising during period	$17.7	$31.5	$(36.1)	$(0.8)	$0.1	$(18.5)
Prior service credit arising during period	(0.7)	—	—	—	—	—
Amortization of prior service credit	1.3	1.3	1.3	—	—	—
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial (loss) gain	(5.9)	(4.7)	(9.2)	1.4	1.6	0.7
Settlement effects	(50.4)	—	—	—	—	—
Foreign currency translation	(1.6)	(2.1)	0.6	—	—	—
Total recognized in other comprehensive income	$(39.7)	$25.9	$(43.5)	$0.6	$1.7	$(17.8)
Total recognized in net periodic benefit cost and other comprehensive income	$20.3	$37.0	$(28.3)	$0.1	$0.9	$(16.8)
Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
	2015	2014	2013	2015	2014	2013
U.S. plans	$57.4	$8.1	$11.9	$(0.5)	$(0.8)	$1.0
International plans	2.6	3.0	3.3	—	—	—
Net periodic benefit cost	$60.0	$11.1	$15.2	$(0.5)	$(0.8)	$1.0

During 2015, we recorded a $50.4 million pension settlement charge within other expense, of which $47.0 million related to our purchase of a group annuity contract from MetLife to settle $139.4 million of our $313.6 million outstanding pension benefit obligation under our U.S. qualified pension plan. MetLife assumed the obligation to pay future pension benefits and provide administrative services beginning November 1, 2015 for approximately 1,750 retirees and surviving beneficiaries who retired before January 1, 2015 and are currently receiving payments from this plan. The purchase was funded directly by plan assets. The remaining portion of the pension settlement charge related to lump-sum payouts made to terminated vested participants of our U.S. qualified pension plan.

The following table presents the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, January 1	$(398.5)	$(360.8)	$(10.1)	$(9.2)
Service cost	(10.6)	(9.8)	(0.5)	(0.4)
Interest cost	(13.8)	(17.1)	(0.4)	(0.4)
Participants' contributions	(0.6)	(0.9)	(0.6)	(0.6)
Actuarial (loss) gain	7.8	(44.5)	0.8	(0.1)
Amendments/transfers in	0.8	—	—	—
Benefits/expenses paid	14.6	28.8	0.6	0.6
Settlement	149.7	—	—	—
Foreign currency translation	4.3	5.8	—	—
Benefit obligation, December 31	$(246.3)	$(398.5)	$(10.2)	$(10.1)

Change in plan assets:
Fair value of assets, January 1	$322.3	$284.7	$—	$—
Actual return on assets	(6.0)	32.3	—	—
Employer contribution	38.0	35.4	—	—
Participants' contribution	0.6	0.9	0.6	0.6
Benefits/expenses paid	(14.6)	(28.8)	(0.6)	(0.6)
Settlement	(149.7)	—	—	—
Foreign currency translation	(1.7)	(2.2)	—	—
Fair value of assets, December 31	$188.9	$322.3	$—	$—

Funded status at end of year	$(57.4)	$(76.2)	$(10.2)	$(10.1)

International pension plan assets, at fair value, included in the preceding table were $29.2 million and $30.3 million at December 31, 2015 and 2014, respectively.
Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2015	2014	2015	2014
Current liabilities	$(5.0)	$(1.8)	$(0.6)	$(0.8)
Noncurrent liabilities	(52.4)	(74.4)	(9.6)	(9.3)
	$(57.4)	$(76.2)	$(10.2)	$(10.1)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2015	2014	2015	2014
Net actuarial loss (gain)	$79.9	$120.1	$(13.2)	$(13.8)
Transition obligation	0.1	0.2	—	—
Prior service credit	(5.7)	(6.3)	—	—
Total	$74.3	$114.0	$(13.2)	$(13.8)

The net actuarial loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.6 million, $0.1 million and $1.4 million, respectively. The net actuarial gain for the other retirement benefits plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.4 million.

The accumulated benefit obligation for all defined benefit pension plans was $238.9 million and $391.0 million at December 31, 2015 and 2014, respectively, including $55.5 million and $60.2 million, respectively, for international pension plans.

All of the defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31, 2015 and 2014.

Benefit payments expected to be paid under our defined benefit pension and other retirement benefit plans in the next ten years are as follows:

($ in millions)	Domestic	International	Total
2016	$15.3	$1.5	$16.8
2017	12.8	1.7	14.5
2018	13.5	1.9	15.4
2019	14.1	2.2	16.3
2020	16.0	2.8	18.8
2021 to 2025	82.9	14.6	97.5
	$154.6	$24.7	$179.3

In 2016, we expect to contribute $6.5 million to pension plans, of which $2.0 million is for international plans. Included in this amount is a $4.5 million contribution to our non-qualified defined benefit pension plan. In addition, we expect to contribute $0.7 million for other retirement benefits in 2016. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.
Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.08%	4.50%	3.99%	3.90%	4.55%	3.50%
Rate of compensation increase	4.07%	4.29%	4.24%	—	—	—
Long-term rate of return on assets	6.84%	7.01%	7.12%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2015	2014	2015	2014
Discount rate	4.22%	3.96%	4.30%	3.90%
Rate of compensation increase	4.07%	4.14%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 4.55% and 4.15% as of December 31, 2015 and 2014, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 3.19% and 2.99% as of December 31, 2015 and 2014, respectively. The rate of compensation increase for U.S. plans was 4.25% for 2015 and 2014, while the weighted average rate for all international plans was 2.73% for 2015 and 2.74% for 2014. Other retirement benefits were only available to U.S. employees. The long-term rate of return for U.S. plans, which accounts for 85% of global plan assets, was 7.25% for 2015, 2014 and 2013.

The assumed healthcare cost trend rate used to determine benefit obligations was 7.00% for all participants in 2015, decreasing to 5.00% by 2021. A change in the assumed healthcare cost trend rate by one percentage point would result in a $0.4 million increase or decrease in the postretirement obligation. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 7.00% for all participants in 2015, decreasing to 5.00% by 2019. The effect of a one percentage point increase in the rate would be a $0.1 million increase in the aggregate service and interest cost components, while a one percentage point decrease in the rate would have an immaterial impact.

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2015	2014
Equity securities	62%	63%
Debt securities	35%	35%
Other	3%	2%
	100%	100%

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

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 10, Fair Value Measurements:

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2015	Level 1	Level 2	Level 3
Cash	$0.6	$0.6	$—	$—
Equity securities:
Indexed mutual funds	79.2	79.2	—	—
International mutual funds	37.7	37.7	—	—
Fixed income securities:
Mutual funds	63.0	63.0	—	—
Insurance contract	0.6	—	0.6	—
Balanced mutual fund	7.8	7.8	—	—
	$188.9	$188.3	$0.6	$—

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2014	Level 1	Level 2	Level 3
Cash	$1.1	$1.1	$—
Equity securities:
Indexed mutual funds	142.3	142.3	—	—
International mutual funds	58.7	58.7	—	—
Fixed income securities:
Mutual funds	111.4	111.4	—	—
Insurance contract	1.0	—	1.0	—
Balanced mutual fund	7.8	7.8	—	—
	$322.3	$321.3	$1.0	$—

Note 14:  Other Expense (Income)

Other expense (income) consisted of:

($ in millions)	2015	2014	2013
Pension settlement charge	$50.4	$—	$—
Executive retirement and related costs	10.9	—	—
License costs	—	1.2	—
Development income	(1.5)	(1.6)	(2.0)
Contingent consideration costs	1.1	1.0	1.0
Other items	(0.8)	(0.8)	0.5
Total other expense (income)	$60.1	$(0.2)	$(0.5)

During 2015, we recorded a $50.4 million pension settlement charge, of which $47.0 million related to our purchase of a group annuity contract from MetLife and $3.4 million related to lump-sum payouts made to terminated vested participants of our U.S. qualified pension plan. Please refer to Note 13, Benefit Plans, for additional details.

In addition, during 2015, we recorded a $10.9 million charge for executive retirement and related costs, which included $2.4 million for a long-term incentive plan award for the Company’s previous CEO, $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for the Company’s previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

During 2014, we recorded a $1.2 million charge for license costs associated with acquired in-process research.

Development income of $1.5 million was recognized within Delivery Systems during 2015, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. As of December 31, 2015, there was $15.9 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $14.4 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer. During 2014 and 2013, we recorded development income of $1.6 million and $2.0 million, respectively, within Delivery Systems, of which $1.5 million and $1.0 million related to the nonrefundable customer payment described above.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 15:  Income Taxes

As a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2015, the statute of limitations for the 2011 U.S. federal tax year lapsed, leaving tax years 2012 through 2015 open to examination. For U.S. state and local jurisdictions, tax years 2011 through 2015 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2008 through 2015.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2015	2014
Balance at January 1	$6.9	$7.1
Additions for tax positions taken in the current year	0.6	0.6
Reduction for expiration of statute of limitations/audits	(1.6)	(0.8)
Balance at December 31	$5.9	$6.9

In addition, we had balances in accrued liabilities for interest and penalties of $0.3 million and $0.6 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, we had $5.9 million of total gross unrecognized tax benefits, of which $5.9 million, if recognized, would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the liability for unrecognized tax benefits may be reduced by approximately $1.0 million during the next twelve months, which would favorably impact our effective tax rate.
The components of income before income taxes are:

($ in millions)	2015	2014	2013
U.S. operations	$(4.0)	$57.5	$28.9
International operations	120.1	111.5	118.2
Total income before income taxes	$116.1	$169.0	$147.1

The related provision for income taxes consists of:

($ in millions)	2015	2014	2013
Current:
Federal	$1.0	$5.2	$—
State	0.9	0.5	0.3
International	33.3	34.5	38.2
Current income tax provision	35.2	40.2	38.5
Deferred:
Federal and state	(13.2)	7.7	9.2
International	4.3	(0.7)	(7.5)
Deferred income tax provision	(8.9)	7.0	1.7
Income tax expense	$26.3	$47.2	$40.2

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2015	2014
Deferred tax assets
Net operating loss carryforwards	$16.5	$20.4
Tax credit carryforwards	40.8	40.4
Pension and deferred compensation	42.0	43.7
Other	19.3	20.0
Valuation allowance	(20.1)	(22.1)
Total deferred tax assets	98.5	102.4
Deferred tax liabilities:
Accelerated depreciation	35.0	36.8
Other	5.4	7.7
Total deferred tax liabilities	40.4	44.5
Net deferred tax asset	$58.1	$57.9

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes follows:

	2015	2014	2013
U.S. federal corporate tax rate	35.0%	35.0%	35.0%
Tax on international operations less than U.S. tax rate	(5.1)	(6.8)	(5.3)
Reversal of prior valuation allowance	—	(0.5)	(1.0)
Reversal of reserves for unrecognized tax benefits	(1.6)	(0.5)	(0.8)
U.S. tax on international earnings, net of foreign tax credits	(4.6)	(0.1)	0.1
State income taxes, net of federal tax effect	0.3	1.5	0.1
U.S. research and development credits	(1.3)	(0.9)	(1.8)
Other business credits and Section 199 Deduction	(1.3)	(0.7)	(0.5)
Other	1.2	1.0	1.6
Effective tax rate	22.6%	28.0%	27.4%

During 2015, we recorded a discrete tax benefit of $4.0 million related to executive retirement and related costs. In addition, we recorded a discrete tax benefit of $18.4 million for a non-cash pension settlement charge. This charge was incurred in connection with the purchase of a group annuity contract for pre-2015 retirees and their beneficiaries. In 2015, we also recorded a discrete tax charge of $0.8 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances.

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

At December 31, 2015, we have fully utilized all of our U.S. federal net operating loss carryforwards. State operating loss carryforwards of $265.8 million created a deferred tax asset of $14.7 million, while foreign operating loss carryforwards of $8.9 million created a deferred tax asset of $1.8 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been fully reserved. State loss carryforwards expire as follows: $5.8 million in 2016 and $260.0 million thereafter. Foreign loss carryforwards will begin to expire in 2019, while $5.6 million of the total $8.9 million will not expire.

As of December 31, 2015, we had available foreign tax credit carryforwards of $21.1 million expiring as follows: $1.5 million in 2018, $3.1 million in 2019, $3.2 million in 2020, $9.6 million in 2021 and $3.7 million in 2024. We have U.S. federal and state research and development credit carryforwards of $11.0 million and $3.2 million, respectively. The $11.0 million of U.S. federal research and development credits expire as follows: $1.1 million expire in 2028, $1.1 million expire in 2029, $1.0 million expire in 2030, $1.0 million expire in 2031, $1.4 million expire in 2032 and $5.4 million expire after 2032. The $3.2 million of state research and development credits expire as follows: $0.5 million expire in 2021, $0.8 million expire in 2022, $0.5 million expire in 2023 and $1.4 million expire after 2023. Additionally, we have available other state tax credits of $1.0 million which expire in 2020.

As part of its simplification initiative, in 2015, the FASB issued new guidance that requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. Management has elected to early adopt the new guidance, on a prospective basis. This election was included as part of the year-end 2015 financial statements. Prior period results were not restated to reflect this election.

Undistributed earnings of foreign subsidiaries amounted to $529.1 million at December 31, 2015, on which deferred income taxes have not been provided because such earnings are intended to be reinvested indefinitely outside of the U.S. It is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Note 16:  Commitments and Contingencies

At December 31, 2015, we were obligated under various operating lease agreements. Rental expense in 2015, 2014 and 2013 was $10.5 million, $10.7 million and 10.3 million, respectively.

At December 31, 2015, future minimum rental payments under non-cancelable operating leases were:

Year	($ in millions)
2016	$9.6
2017	7.3
2018	5.8
2019	4.1
2020	3.5
Thereafter	27.9
Total	$58.2

At December 31, 2015, outstanding unconditional contractual commitments for the purchase of raw materials and equipment amounted to $10.7 million, of which $10.4 million is due to be paid in 2016.

We have letters of credit totaling $3.0 million supporting the reimbursement of workers' compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $8.2 million at December 31, 2015, of which $4.1 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

Our SmartDose contingent consideration is payable to the selling shareholders based upon a percentage of product sales over the life of the underlying product patent, which is 17 years, with no cap on total payments. Given the length of the earnout period and the uncertainty in forecasted product sales, we do not believe it is meaningful to estimate the upper end of the range over the entire period. However, our estimated probable range which could become payable over the next five years is between zero and $6.0 million.

Note 17:  Segment Information

Our business operations are organized into two reportable segments, Packaging Systems and Delivery Systems. Packaging Systems develops, manufactures and sells primary packaging components and systems for injectable drug delivery, including stoppers and seals for vials, closures and other components used in syringe, intravenous and blood collection systems, and prefillable syringe components. Delivery Systems develops, manufactures and sells safety and administration systems, multi-component systems for drug administration, and a variety of custom contract-manufacturing solutions targeted to the healthcare and consumer-products industries. In addition, Delivery Systems is responsible for the continued development and commercialization of our line of proprietary, multi-component systems for injectable drug administration and other healthcare applications.

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

The following table provides information on sales by significant product group:

($ in millions)	2015	2014	2013
Packaging Systems	$1,000.7	$1,019.7	$996.0
Proprietary products	97.6	106.5	92.7
Contract manufacturing	302.6	296.0	281.4
Delivery Systems	400.2	402.5	374.1
Intersegment sales elimination	(1.1)	(0.8)	(1.7)
Net sales	$1,399.8	$1,421.4	$1,368.4

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

The following table presents sales and net property, plant and equipment, by the country in which the legal subsidiary is domiciled and assets are located:

	Sales			Property, Plant and Equipment, Net
($ in millions)	2015	2014	2013	2015	2014	2013
United States	$667.4	$630.7	$588.7	$332.3	$327.5	$324.7
Germany	194.0	219.4	219.6	102.9	110.9	124.4
France	107.6	118.2	112.6	38.6	40.4	43.4
Other European countries	252.0	285.0	279.3	117.6	91.5	83.2
Other	178.8	168.1	168.2	129.6	135.5	136.0
	$1,399.8	$1,421.4	$1,368.4	$721.0	$705.8	$711.7

The following tables provide summarized financial information for our segments:

($ in millions)	Packaging Systems	Delivery Systems	Corporate and Eliminations	Consolidated
2015
Net sales	$1,000.7	$400.2	$(1.1)	$1,399.8
Operating profit	$235.7	$12.0	$(119.1)	$128.6
Interest expense, net	—	—	(12.5)	(12.5)
Income before income taxes	$235.7	$12.0	$(131.6)	$116.1
Segment assets	$940.8	$402.1	$352.2	$1,695.1
Capital expenditures	100.0	33.5	(1.9)	131.6
Depreciation and amortization expense	56.6	24.4	8.9	89.9

2014
Net sales	$1,019.7	$402.5	$(0.8)	$1,421.4
Operating profit	$223.0	$13.5	$(54.5)	$182.0
Interest expense, net	—	—	(13.0)	(13.0)
Income before income taxes	$223.0	$13.5	$(67.5)	$169.0
Segment assets (1)	$1,024.3	$405.1	$240.3	$1,669.7
Capital expenditures	76.5	35.8	(0.4)	111.9
Depreciation and amortization expense	58.3	23.0	8.7	90.0

2013
Net sales	$996.0	$374.1	$(1.7)	$1,368.4
Operating profit	$217.0	$9.4	$(64.0)	$162.4
Loss on debt extinguishment	—	—	(0.2)	(0.2)
Interest expense, net	—	—	(15.1)	(15.1)
Income before income taxes	$217.0	$9.4	$(79.3)	$147.1
Segment assets (1)	$1,048.9	$429.3	$192.0	$1,670.2
Capital expenditures	81.3	28.5	42.1	151.9
Depreciation and amortization expense	55.5	20.9	8.8	85.2

(1)
Corporate segment asset amounts at December 31, 2014 and 2013 have been adjusted to reflect the reclassification of debt issuance costs of $1.2 million and $1.4 million, respectively, in accordance with new accounting guidance issued in April 2015. Refer to Note 2, New Accounting Standards, for additional details.

Note 18:  Subsequent Events

In 2015, our business operations consisted of two reportable segments, Packaging Systems and Delivery Systems. Beginning in 2016, we are changing our organization and reporting structure for our next phase of growth and development, which will result in a change to Proprietary Products and Contract-Manufactured Products as reportable segments. See Part I, Item 1, Business, of this Form 10-K for further discussion regarding the change in our organization and reporting structure.

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. These changes are expected to be implemented over the next twelve to twenty-four months. The total 2016 charge associated with this plan will be in the range of $23.0 million to $28.0 million, the majority of which will be recorded in the first quarter of 2016. The charge consists of a range of $17.0 million to $20.0 million in non-cash asset write-downs associated with the discontinued use of certain trademarks and equipment, and a range of $6.0 million to $8.0 million for cash severance charges on personnel reductions representing 1% to 2% of our global workforce. We expect to realize $4.0 million to $5.0 million in cost reductions from this program in 2016, with cost saving benefits growing to $8.0 million to $10.0 million in 2017.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. The weaker of the two rates will be a free-floating exchange rate based on an existing system that currently sells dollars at around 200 Bolivars per USD. Since February 2013, when the Venezuelan government announced a devaluation of the Bolivar, we have used the previously-prevailing official exchange rate of 6.3 Bolivars to USD to re-measure our Venezuelan subsidiary's financial statements. The devaluation of the Bolivar to 10.0 Bolivars per USD will result in an estimated pre-tax charge of $2.3 million in the first quarter of 2016. At December 31, 2015, we had $6.2 million in net monetary assets denominated in Venezuelan Bolivars, including $4.7 million in cash and cash equivalents, and $1.4 million in non-monetary assets. If there are further devaluations of the Bolivar or other changes in the currency exchange mechanisms in Venezuela in the future, a pre-tax charge of up to $7.6 million could be required. We will continue to actively monitor the political and economic developments in Venezuela.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of West Pharmaceutical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of West Pharmaceutical Services, Inc., and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2016

Quarterly Operating and Per Share Data (Unaudited)

($ in millions, except per share data)	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)	Full Year
2015
Net sales	$335.9	$359.7	$344.5	$359.7	$1,399.8
Gross profit	109.7	118.2	108.3	119.6	455.8
Net income	32.9	27.8	1.5	33.4	95.6
Net income per share:
Basic	$0.46	$0.39	$0.02	$0.46	$1.33
Diluted	$0.45	$0.38	$0.02	$0.45	$1.30

2014
Net sales	$346.8	$368.9	$355.9	$349.8	$1,421.4
Gross profit	106.4	121.8	109.9	109.7	447.8
Net income	27.1	37.6	31.0	31.4	127.1
Net income per share:
Basic	$0.38	$0.53	$0.44	$0.44	$1.79
Diluted	$0.38	$0.52	$0.43	$0.43	$1.75

The sum of the quarterly per share amounts may not equal full year due to rounding.

Factors affecting the comparability of the information reflected in the quarterly data:

(1)	Second quarter 2015 net income included a $6.9 million ($0.09 per diluted share) charge for executive retirement and related costs.

(2)
Net income for the third quarter of 2015 included a pension settlement charge of $31.1 million ($0.42 per diluted share) in connection with our purchase of a group annuity contract from MetLife and lump-sum payouts made to terminated vested participants of our U.S. qualified pension plan. Net income for the third quarter of 2014 included the impact of a charge for license costs associated with acquired in-process research of $0.8 million ($0.01 per diluted share).

(3)
Fourth quarter 2015 net income included a $0.9 million ($0.01 per diluted share) pension settlement charge related to lump-sum payouts made to terminated vested participants of our U.S. qualified pension plan and a discrete tax charge of $0.8 million ($0.01 per diluted share). Fourth quarter 2014 net income included $1.8 million ($0.02 per diluted share) of discrete tax items.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2015, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading Items to be Voted on - Proposal 1 - Election of Ten Directors in our 2016 Proxy Statement. Information about our Code of Business Conduct is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Code of Business Conduct in our 2016 Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Other Information - 2017 Shareholder Proposals or Nominations included in our 2016 Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Committees - Audit Committee in our 2016 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation and Executive Compensation in our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the headings Other Information - Stock Ownership in our 2016 Proxy Statement.
Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, restricted stock or other rights under all of the Company's equity compensation plans as of the close of business on December 31, 2015. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the Tech Group Puerto Rico Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,964,740	(1)	$31.62	(2)	6,541,710	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,964,740		$31.62		6,541,710

(1)
Includes 3,152,653 outstanding stock options, 131,924 outstanding stock-settled stock appreciation rights, 416,418 restricted performance share units, 41,458 restricted retention share units, 259,417 deferred stock-equivalents units and 428 restricted stock-equivalents units granted to directors under the 2011 Plan. Includes 1,745,308 outstanding stock options and 90,988 deferred stock-equivalents units granted to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Includes 126,146 outstanding stock options under the 2004 Stock-Based Compensation Plan (which was terminated in 2007). The average term of remaining options and stock-settled stock appreciation rights granted is 6.3 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 167.8%, 124.4%, and 113.4% in 2015, 2014 and 2013, respectively. The total does not include stock-equivalent units granted or credited to directors under the Non-Qualified Deferred Compensation Plan for Non-Employee Directors to be settled only in cash.

(2)	Restricted performance share and deferred stock-equivalent units are excluded when determining the weighted-average exercise price of outstanding options.

(3)
Represents 4,053,829 shares reserved under the Company's Employee Stock Purchase Plan and 2,487,881 shares remaining available for issuance under the 2011 Plan. The estimated number of shares that could be issued for 2015 from the Employee Stock Purchase Plan is 679,400. This number of shares is calculated by multiplying the 430 share per offering period per participant limit by 1,580, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Related Person Transactions and Procedures in our 2016 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance and Board Matters - Related Person Transactions and Procedures in our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent auditors in 2015 and 2014 is incorporated by reference from the discussion under the heading Independent Auditor and Fees - Fees Paid to PricewaterhouseCoopers LLP in our 2016 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Independent Auditors and Fees - Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2016 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statement of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2015
Allowances deducted from assets:
Deferred tax asset valuation allowance	$22.1	$(0.3)	$(1.7)	$20.1
Allowance for doubtful accounts	0.9	0.1	(0.4)	0.6
Total allowances deducted from assets	$23.0	$(0.2)	$(2.1)	$20.7

For the year ended December 31, 2014
Allowances deducted from assets:
Deferred tax asset valuation allowance	$23.5	$(0.9)	$(0.5)	$22.1
Allowance for doubtful accounts	0.8	0.4	(0.3)	0.9
Total allowances deducted from assets	$24.3	$(0.5)	$(0.8)	$23.0

For the year ended December 31, 2013
Allowances deducted from assets:
Deferred tax asset valuation allowance	$20.4	$2.8	$0.3	$23.5
Allowance for doubtful accounts	0.5	—	0.3	0.8
Total allowances deducted from assets	$20.9	$2.8	$0.6	$24.3

__________________________

(1)	Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits - An index of the exhibits included in this Form 10-K is contained on pages F-1 through F-3 and is incorporated herein by reference.

(b)	See subsection (a) 3. above.

(c)	Financial Statements of affiliates are omitted because they do not meet the tests of a significant subsidiary at the 20% level.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric M. Green	Director, President and Chief Executive Officer	February 26, 2016
Eric M. Green	(Principal Executive Officer)

/s/ Daniel Malone	Vice President and Controller	February 26, 2016
Daniel Malone	(Principal Accounting Officer)

/s/ William J. Federici	Senior Vice President and Chief Financial Officer	February 26, 2016
William J. Federici	(Principal Financial Officer)

/s/ Mark A. Buthman	Director	February 23, 2016
Mark A. Buthman

/s/ William F. Feehery	Director	February 23, 2016
William F. Feehery

/s/ Thomas W. Hofmann	Director	February 23, 2016
Thomas W. Hofmann

/s/ Paula A. Johnson	Director	February 23, 2016
Paula A. Johnson

/s/ Myla Lai-Goldman, M.D.	Director	February 23, 2016
Myla Lai-Goldman, M.D.

/s/ Douglas A. Michels	Director	February 23, 2016
Douglas A. Michels

/s/ John H. Weiland	Director	February 23, 2016
John H. Weiland

/s/ Anthony Welters	Director	February 23, 2016
Anthony Welters

/s/ Patrick J. Zenner	Director and Chairman of the Board	February 23, 2016
Patrick J. Zenner

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1
First Amendment to Credit Agreement, dated as of September 4, 2015, by and among West, certain of its subsidiaries, the several banks and other financial institutions party thereto, and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference from our Form 10-Q report for the quarter ended September 30, 2015.

10.2
Credit Agreement, dated as of October 15, 2015, between West, certain of its subsidiaries, the lenders party thereto from time to time, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner, is incorporated by reference from our Form 8-K dated October 15, 2015.

10.3	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein is incorporated by reference from our Form 8-K filed on July 10, 2012.
10.4 (2)	Retirement Separation Agreement, dated as of June 30, 2015, between us and Donald E. Morel, Jr., Ph.D., is incorporated by reference from our Form 8-K dated July 1, 2015.
10.5 (2)	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Donald E. Morel, Jr., is incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2015.
10.6 (2)	2015 Long-Term Incentive Plan Award, dated as of June 30, 2015, between us and Patrick Zenner, is incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2015.
10.7 (2)	Employment Agreement, dated as of April 13, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 15, 2015.
10.8 (2)	Indemnification Agreement, dated as of April 24, 2015, between us and Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
10.9 (2)	Sign-On Retention Award Notice, dated as of April 24, 2015, from us to Eric M. Green, is incorporated by reference from our Form 8-K dated April 30, 2015.
10.10 (2)
Form of Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers dated as of March 25, 2000 is incorporated by reference from our 10-Q report for the quarter ended March 31, 2000.

10.11 (2)
Form of Amendment No. 1 to Second Amended and Restated Change-in-Control Agreement dated as of May 1, 2001 between us and certain of our executive officers is incorporated by reference from our 2001 10-K report.

10.12 (2)
Form of Amendment No. 2 to Second Amended and Restated Change-in-Control Agreement between us and certain of our executive officers, dated as of various dates in December 2008, is incorporated by reference from our 2008 10-K report.

10.13 (2)	Schedule of agreements with executive officers is incorporated by reference from our 2008 10-K report.
10.14 (2)	Separation and Release Agreement, dated as of July 31, 2014, between us and Jeffrey C. Hunt.
10.15 (2)	Change-in-Control Agreement, dated as of May 3, 2012, between us and John Paproski, is incorporated by reference from our 2013 10-K report.

F-1

Exhibit Number	Description
10.16 (2)	Change-in-Control Agreement, dated as of August 16, 2012, between us and Daniel Malone, is incorporated by reference from our 2013 10-K report.
10.17 (2)	Change-in-Control Agreement, dated as of August 15, 2012, between us and Karen Flynn, is incorporated by reference from our 2013 10-K report.
10.18 (2)	Employment Agreement, dated as of April 30, 2002, between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.19 (2)	Amendment #1 to the Employment Agreement between us and Donald E. Morel, Jr., dated as of December 19, 2008, is incorporated by reference from our 2008 10-K report.
10.20 (2)	Non-Qualified Stock Option Agreement, dated as of April 30, 2002 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended September 30, 2002.
10.21 (2)	Indemnification Agreement, dated as of January 5, 2009 between us and Donald E. Morel, Jr. is incorporated by reference from our Form 8-K dated January 6, 2009.
10.22 (2)	Supplemental Employees' Retirement Plan, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.23 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2008, is incorporated by reference from our 2008 10-K report.
10.24 (2)	Deferred Compensation Plan for Outside Directors, as amended and restated effective June 30, 2013, is incorporated by reference from our 2013 10-K report.
10.25 (2)	West Pharmaceutical Services, Inc. 2011 Omnibus Incentive Compensation Plan is incorporated by reference from our Form 8-K filed on May 6, 2011.
10.26 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007, is incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 4, 2007.
10.27 (2)	2004 Stock-Based Compensation Plan (now terminated) is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10.28 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference from our 10-Q report for the quarter ended March 31, 2006.
10.29 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.30 (2)	Form of Director 2006 Stock Unit Award Notice is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.31 (2)
Form of 2007 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2004 Stock-Based Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2007.

10.32 (2)	Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended June 30, 2007.
10.33 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 10-Q report for the quarter ended March 31, 2008.

10.34 (2)	Form of Director 2008 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan, is incorporated by reference from our 2008 10-K report.
10.35 (2)	Form of 2009 Supplemental Long-Term Incentive Award, is incorporated by reference from our 10-Q report for the quarter ended September 30, 2009.
10.36
Credit Agreement, dated June 3, 2011, by and among us, certain of our subsidiaries, several banks and other financial institutions from time to time parties thereto (the "Lenders") and PNC Bank, National Association, as administrative agent for the Lenders.

10.37
Security Agreement, dated June 3, 2011, by and among us, the subsidiaries of the Company listed on the signature pages thereto and PNC Bank, National Association, as administrative agent, for the holders of the Obligations.

F-2

Exhibit Number	Description
10.38 (3)	Agreement, effective as of January 1, 2005, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended June 30, 2005.
10.39 (3)
First Agreement to Amend to Agreement, effective as of July 1, 2008, between us and The Goodyear Tire & Rubber Company is incorporated by reference from our 10-Q report for the quarter ended March 31, 2009.

10.40	Distributorship Agreement, dated January 25, 2007, between Daikyo Seiko, Ltd. and us is incorporated by reference from our 2006 10-K report.
10.41 (3)	Amended and Restated Technology Exchange and Cross License Agreement, dated January 25, 2007, between us and Daikyo Seiko, Ltd. is incorporated by reference from our 2006 10-K report.
10.42 (2)	Letter Agreement dated as of March 30, 2006 between us and Donald E. Morel, Jr. is incorporated by reference from our 10-Q report for the quarter ended June 30, 2006.
10.43	Note Purchase Agreement, dated as of July 28, 2005, among us and each of the purchasers listed on Schedule A thereto, is incorporated by reference from our 8-K report dated August 3, 2005.
10.44	Indemnification agreements between us and each of our directors in the form of Exhibit 10.1 to our Form 8-K report dated January 6, 2009, which is incorporated by reference.
10.45 (3)
Global Supply Agreement by and between ExxonMobil Chemical Company and us, entered into on August 11, 2014, and effective January 1, 2014 through December 31, 2018 is incorporated by reference from our Form 8-K report filed on August 15, 2014.

10.46 (2)	Form of 2014 Long-Term Incentive Plan Award is incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2014.
10.47 (2)	Form of 2014 Stock-Settled Restricted Stock Unit Award is incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2014.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2)	Management compensatory plan.

(3)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

*	Furnished, not filed.

F-3