Form 10-Q
period 2016-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2016-05-06
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☑

As of March 31, 2016, there were 73,077,552 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$362.1	$335.9
Cost of goods and services sold	238.8	226.2
Gross profit	123.3	109.7
Research and development	9.4	7.5
Selling, general and administrative expenses	58.1	55.2
Other expense (income) (Note 11)	25.8	(0.8)
Operating profit	30.0	47.8
Interest expense	2.5	4.1
Interest income	0.3	0.4
Income before income taxes	27.8	44.1
Income tax expense	6.9	12.5
Equity in net income of affiliated companies	1.2	1.3
Net income	$22.1	$32.9

Net income per share:
Basic	$0.31	$0.46
Diluted	$0.30	$0.45

Weighted average shares outstanding:
Basic	72.5	71.7
Diluted	74.1	73.3

Dividends declared per share	$0.12	$0.11

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$22.1	$32.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.9	(56.3)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.2 and $0.8	0.4	1.8
Net (losses) gains on derivatives, net of tax of $(0.2) and $1.2	(0.7)	3.4
Other comprehensive income (loss), net of tax	14.6	(51.1)
Comprehensive income (loss)	$36.7	$(18.2)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$178.1	$274.6
Accounts receivable, net	209.6	181.4
Inventories	194.1	181.1
Other current assets	48.9	36.6
Total current assets	630.7	673.7
Property, plant and equipment	1,482.7	1,440.3
Less: accumulated depreciation and amortization	750.2	719.3
Property, plant and equipment, net	732.5	721.0
Investments in affiliated companies	61.6	61.3
Goodwill	105.7	104.6
Deferred income taxes	87.9	70.5
Intangible assets, net	25.8	37.6
Other noncurrent assets	24.0	26.4
Total Assets	$1,668.2	$1,695.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.5	$69.3
Accounts payable	97.5	119.8
Pension and other postretirement benefits	5.7	5.6
Accrued salaries, wages and benefits	43.1	53.0
Income taxes payable	17.9	12.8
Other current liabilities	74.4	53.8
Total current liabilities	241.1	314.3
Long-term debt	229.5	228.9
Deferred income taxes	13.5	12.4
Pension and other postretirement benefits	60.5	62.0
Other long-term liabilities	49.6	53.6
Total Liabilities	594.2	671.2

Commitments and contingencies (Note 13)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 73.3 million and 72.4 million; outstanding: 73.1 million and 72.3 million	18.3	18.1
Capital in excess of par value	238.5	207.8
Retained earnings	978.0	964.6
Accumulated other comprehensive loss	(148.0)	(162.6)
Treasury stock, at cost (0.2 million and 0.1 million shares)	(12.8)	(4.0)
Total Equity	1,074.0	1,023.9
Total Liabilities and Equity	$1,668.2	$1,695.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2015	72.4	$18.1	$207.8	$(4.0)	$964.6	$(162.6)	$1,023.9
Net income	—	—	—	—	22.1	—	22.1
Stock-based compensation	—	—	4.7	0.3	—	—	5.0
Shares issued under stock plans	1.0	0.2	18.7	—	—	—	18.9
Shares purchased under share repurchase program	—	—	—	(9.1)	—	—	(9.1)
Shares repurchased for employee tax withholdings	(0.1)	—	(3.7)	—	—	—	(3.7)
Excess tax benefit from employee stock plans	—	—	11.0	—	—	—	11.0
Dividends declared	—	—	—	—	(8.7)	—	(8.7)
Other comprehensive income, net of tax	—	—	—		—	14.6	14.6
Balance, March 31, 2016	73.3	$18.3	$238.5	$(12.8)	$978.0	$(148.0)	$1,074.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$22.1	$32.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	21.6	21.0
Amortization	0.7	1.0
Stock-based compensation	4.6	5.3
Non-cash restructuring charges	15.0	—
Other non-cash items, net	(1.0)	(1.0)
Changes in assets and liabilities	(60.0)	(61.1)
Net cash provided by (used in) operating activities	3.0	(1.9)

Cash flows from investing activities:
Capital expenditures	(39.0)	(30.4)
Other, net	0.4	(0.2)
Net cash used in investing activities	(38.6)	(30.6)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	6.3
Repayments under revolving credit agreements	—	(1.0)
Repayments of long-term debt	(68.0)	(0.6)
Dividend payments	(8.7)	(7.9)
Excess tax benefit from employee stock plans	11.0	2.9
Shares purchased under share repurchase program	(9.1)	—
Shares repurchased for employee tax withholdings	(3.7)	(5.7)
Proceeds from exercise of stock options and stock appreciation rights	12.6	6.6
Employee stock purchase plan contributions	0.8	0.7
Contingent consideration payments	—	(0.1)
Net cash (used in) provided by financing activities	(65.1)	1.2
Effect of exchange rates on cash	4.2	(16.9)
Net decrease in cash and cash equivalents	(96.5)	(48.2)

Cash and cash equivalents at beginning of period	274.6	255.3
Cash and cash equivalents at end of period	$178.1	$207.1

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2016 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Segment Reporting: Beginning in 2016, we changed our organization and reporting structure for our next phase of growth and development, which resulted in a change to Proprietary Products and Contract-Manufactured Products as our reportable segments. Segment results presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the impact of this change. Please refer to Note 14, Segment Information, for additional details.

Note 2:  New Accounting Standards

Recently Adopted Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the accounting for measurement-period adjustments in business combinations, by eliminating the requirement to account for those adjustments retrospectively. Instead, the acquirer will be required to recognize measurement-period adjustments in the reporting period in which the amounts are determined. We adopted this guidance as of January 1, 2016, on a prospective basis. The adoption did not have a material impact on our financial statements.

In April 2015, the FASB issued guidance on the accounting for fees paid by a customer in a cloud computing arrangement. We adopted this guidance as of January 1, 2016, on a prospective basis. The adoption did not have a material impact on our financial statements.

In February 2015, the FASB issued amended guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We adopted this guidance as of January 1, 2016, on a prospective basis. The adoption did not have a material impact on our financial statements.

In January 2015, the FASB issued guidance which removes the concept of extraordinary items from U.S. GAAP. This guidance eliminates the requirement for companies to spend time assessing whether items meet the criteria of being both unusual and infrequent. We adopted this guidance as of January 1, 2016. The adoption did not have a material impact on our financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. We adopted this guidance as of January 1, 2016. The adoption did not have a material impact on our financial statements.

Standards Issued Not Yet Adopted

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact that this guidance will have on our financial statements.

In March 2016, the FASB issued guidance that simplifies the transition to equity method of accounting. This guidance eliminates the requirement to retroactively adopt the equity method of accounting when there is an increase in the level of ownership interest or degree of influence. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In February 2016, the FASB issued guidance on the accounting for leases. This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Management is currently evaluating the impact that this guidance will have on our financial statements.

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on our financial statements.

Note 3:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$22.1	$32.9

Weighted average common shares outstanding	72.5	71.7
Dilutive effect of equity awards, based on the treasury stock method	1.6	1.6
Weighted average shares assuming dilution	74.1	73.3

During the three months ended March 31, 2016 and 2015, there were 0.6 million and 0.8 million shares, respectively, not included in the computation of diluted net income per share because their impact was antidilutive.

In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. During the three months ended March 31, 2016, the Company purchased 142,800 shares of its common stock under this program at a cost of $9.1 million, or an average price of $63.66 per share.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	March 31, 2016	December 31, 2015
Raw materials	$76.1	$74.4
Work in process	33.6	30.1
Finished goods	84.4	76.6
	$194.1	$181.1

Note 5:  Debt

The following table summarizes our long-term debt obligations, net of current maturities and unamortized debt issuance costs:

($ in millions)	March 31, 2016	December 31, 2015
Euro note B, due February 27, 2016 (4.38%)	$—	$66.8
Term loan, due January 1, 2018 (1.74%)	36.6	37.1
Note payable, due December 31, 2019	0.2	0.2
Revolving credit facility, due October 15, 2020 (1.71%)	28.2	27.1
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
Total debt	233.0	299.2
Less: current portion of long-term debt	2.5	69.3
Less: unamortized debt issuance costs	1.0	1.0
Long-term debt, net	$229.5	$228.9

Please refer to Note 8, Debt, to the consolidated financial statements in our 2015 Annual Report for additional details regarding our debt agreements.

At March 31, 2016, we had $28.2 million in outstanding borrowings under our $300.0 million multi-currency revolving credit facility, of which $4.4 million was denominated in Yen and $23.8 million was denominated in Euro. The total amount outstanding under this facility at March 31, 2016 and December 31, 2015 was classified as long-term.

In addition, at March 31, 2016, we had $36.6 million outstanding under our five-year term loan due January 2018, of which $2.5 million was classified as current. Please refer to Note 6, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

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

Interest Rate Risk

At March 31, 2016, we had a $36.6 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

Foreign Exchange Rate Risk

In 2015, we entered into a forward exchange contract, designated as a fair value hedge, to neutralize our exposure to fluctuating foreign exchange rates on a cross-currency intercompany loan. Changes in the fair value of this derivative are recognized within other expense (income) and are offset by changes in the fair value of the underlying exposure being hedged.

In addition, in 2015, we entered into the following foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”)-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of $18.2 million.

We also entered into a series of foreign currency contracts in 2015 to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries for a total notional amount of €13.5 million ($14.8 million).

In 2016, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by West in the U.S., for a total notional amount of ¥1.1 billion ($9.0 million).

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of ¥540.0 million ($4.6 million).

At March 31, 2016, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($23.8 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative pre-tax foreign currency translation gain of $0.1 million on this debt was recorded within accumulated other comprehensive loss as of March 31, 2016. We have also designated our ¥500.0 million ($4.4 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo. At March 31, 2016, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.3 million pre-tax ($0.2 million after tax) which was also included within accumulated other comprehensive loss.

Commodity Price Risk

Many of our proprietary products are made from synthetic elastomers, which are derived from the petroleum refining process. We purchase the majority of our elastomers via long-term supply contracts, some of which contain clauses that provide for surcharges related to fluctuations in crude oil prices. The following economic hedges did not qualify for hedge accounting treatment since they did not meet the highly effective requirement at inception.

In February 2016, we purchased a series of call options for a total of 71,900 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases through December 2016. With these contracts we may benefit from a decline in crude oil prices, as there is no downward exposure other than the $0.2 million premium that we paid to purchase the contracts.

During the three months ended March 31, 2016, the loss recorded in cost of goods and services sold related to these call options was less than $0.1 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.6)	$1.8	$—	$(0.3)	Net sales
Foreign currency hedge contracts	(0.2)	1.7	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.2)	0.2	0.4	Interest expense
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(1.0)	$3.3	$0.3	$0.1
Net Investment Hedges:
Foreign currency-denominated debt	$(1.1)	$6.7	$—	$—	Other expense
Total	$(1.1)	$6.7	$—	$—

For the three months ended March 31, 2016 and 2015, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.0	$6.0	$—	$—
Foreign currency contracts	0.5	—	0.5	—
	$6.5	$6.0	$0.5	$—
Liabilities:
Contingent consideration	$6.2	$—	$—	$6.2
Deferred compensation liabilities	6.4	6.4	—	—
Interest rate swap contract	1.9	—	1.9	—
Foreign currency contracts	1.7	—	1.7	—
	$16.2	$6.4	$3.6	$6.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.8	$6.8	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.0	$6.8	$0.2	$—
Liabilities:
Contingent consideration	$6.0	$—	$—	$6.0
Deferred compensation liabilities	8.8	8.8	—	—
Interest rate swap contract	2.0		2.0
Foreign currency contracts	0.2	—	0.2	—
	$17.0	$8.8	$2.2	$6.0

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

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to our SmartDose® electronic patch injector system (“SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of SmartDose progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the contingent consideration liability.

The following table provides a summary of changes in our Level 3 fair value measurements:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$6.0	$5.0
Increase in fair value recorded in earnings	0.2	0.2
Payments	—	(0.1)
Ending balance	$6.2	$5.1

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2016, the estimated fair value of long-term debt was $239.4 million compared to a carrying amount of $229.5 million. At December 31, 2015, the estimated fair value of long-term debt was $225.0 million and the carrying amount was $228.9 million.

Note 8:  Stock-Based Compensation

The 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. The terms and conditions of awards to be granted are determined by our Board's nominating and corporate governance and compensation committees. Vesting requirements vary by award. At March 31, 2016, there were 1,671,148 shares remaining in the 2011 Plan for future grants.

During the three months ended March 31, 2016, we granted 573,236 stock options at a weighted average exercise price of $59.59 per share based on the grant-date fair value of our stock to key employees under the 2011 Plan. The weighted average grant date fair value of options granted was $11.53 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.35%; expected life of 5.9 years based on prior experience; stock volatility of 20.3% based on historical data; and a dividend yield of 0.9%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2016, we granted 107,303 performance vesting share (“PVS”) awards at a weighted average grant-date fair value of $59.59 per share to key employees under the 2011 Plan. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PVS awards may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $4.6 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.

Note 9:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
Service cost	$2.7	$2.7	$0.1	$0.1	$2.8	$2.8
Interest cost	2.6	3.9	0.1	0.1	2.7	4.0
Expected return on assets	(3.2)	(5.7)	—	—	(3.2)	(5.7)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses (gains)	1.1	1.6	(0.3)	(0.3)	0.8	1.3
Net periodic benefit cost	$2.9	$2.2	$(0.1)	$(0.1)	$2.8	$2.1

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
U.S. plans	$2.3	$1.5	$(0.1)	$(0.1)	$2.2	$1.4
International plans	0.6	0.7	—	—	0.6	0.7
Net periodic benefit cost	$2.9	$2.2	$(0.1)	$(0.1)	$2.8	$2.1

Note 10:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2015	$(3.1)	$5.4	$(39.6)	$(125.3)	$(162.6)
Other comprehensive income (loss) before reclassifications	(1.0)	—	0.1	14.9	14.0
Amounts reclassified out	0.3	—	0.3	—	0.6
Other comprehensive income (loss), net of tax	(0.7)	—	0.4	14.9	14.6
Balance, March 31, 2016	$(3.8)	$5.4	$(39.2)	$(110.4)	$(148.0)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2016	2015
Gains (losses) on cash flow hedges:
Foreign currency contracts	$—	$0.4	Cost of goods and services sold
Interest rate swap contracts	(0.3)	(0.6)	Interest expense
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(0.4)	(0.3)
Tax expense	0.1	0.2
Net of tax	$(0.3)	$(0.1)
Amortization of defined benefit pension and other postretirement plans:
Prior service cost	$0.3	$0.3	(a)
Actuarial losses	(0.8)	(1.3)	(a)
Total before tax	(0.5)	(1.0)
Tax expense	0.2	0.4
Net of tax	$(0.3)	$(0.6)
Total reclassifications for the period, net of tax	$(0.6)	$(0.7)

(a)     These components are included in the computation of net periodic benefit cost. Please refer to Note 9, Benefit Plans, for additional details.

Note 11:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2016	2015
Restructuring and related charges:
Severance and post-employment benefits	$7.9	$—
Asset-related charges	15.0	—
Total restructuring and related charges	22.9	—
Venezuela currency devaluation	2.7	—
Development income	(0.4)	(0.4)
Contingent consideration costs	0.2	0.2
Other items	0.4	(0.6)
Total other expense (income)	$25.8	$(0.8)

Restructuring and Related Charges

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization.

We expect to incur total restructuring and related charges of $25.0 million to $28.0 million under this plan, which consists of approximately $8.0 million in cash severance charges for personnel reductions and $17.0 million to $20.0 million in non-cash asset write-downs. During the three months ended March 31, 2016, we incurred $22.9 million in restructuring and related charges, consisting of $7.9 million for cash severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. The balance of the charges related to this plan will be recognized as incurred during the remainder of 2016 and in 2017.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2015	$—	$—	$—
Charges	7.9	15.0	22.9
Cash payments	(0.7)	—	(0.7)
Non-cash asset write-downs	—	(15.0)	(15.0)
Balance, March 31, 2016	$7.2	$—	$7.2

Other Items

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. As a result, during the three months ended March 31, 2016, we recorded a $2.7 million charge. After the remeasurement, as of March 31, 2016, we had $4.7 million in net monetary assets denominated in Venezuelan Bolivars, including $3.7 million in cash and cash equivalents, and $1.0 million in non-monetary assets. If there are further devaluations of the Bolivar or other changes in the currency exchange mechanisms in Venezuela in the future, a pre-tax charge of up to $5.7 million could be required. We will continue to actively monitor the political and economic developments in Venezuela.

In addition, during both the three months ended March 31, 2016 and 2015, we recognized development income of $0.4 million within our Proprietary Products segment, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. As of March 31, 2016, there was $15.6 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $14.1 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 7, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 12:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $6.9 million and $12.5 million for the three months ended March 31, 2016 and 2015, respectively, and the effective tax rate was 24.8% and 28.4%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016, as compared to the same period in 2015, reflects the impact of a tax benefit of $7.9 million in connection with restructuring and related charges of $22.9 million, partially offset by the impact of unfavorable changes in our geographic mix of earnings. Please refer to Note 11, Other Expense (Income), for further discussion of the restructuring and related charges.

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

There have been no significant changes to the commitments and contingencies included in our 2015 Annual Report.

Note 14:  Segment Information

In 2015, our business operations consisted of two reportable segments, the Pharmaceutical Packaging Systems segment (“Packaging Systems”) and the Pharmaceutical Delivery Systems segment (“Delivery Systems”). Beginning in 2016, we changed our organization and reporting structure for our next phase of growth and development, which resulted in a change to Proprietary Products and Contract-Manufactured Products as our reportable segments. The Proprietary Products reportable segment, which is a combination of the previous Packaging Systems segment and the proprietary products portion of the previous Delivery Systems segment, develops commercial, operational, and innovation strategies across our global network, with specific emphasis on product offerings to biologic, generic, and pharmaceutical customers. The Contract-Manufactured Products reportable segment, which consists of the contract manufacturing portion of the previous Delivery Systems segment, serves as a fully integrated business focused on the design, manufacture, and automated assembly of complex assemblies for pharmaceutical, diagnostic, and medical device customers.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net sales:
Proprietary Products	$290.8	$265.3
Contract-Manufactured Products	71.6	70.7
Intersegment sales elimination	(0.3)	(0.1)
Total net sales	$362.1	$335.9
Operating profit (loss):
Proprietary Products	$61.9	$54.2
Contract-Manufactured Products	7.0	6.2
Corporate	(13.3)	(12.6)
Other unallocated items	(25.6)	—
Total operating profit	$30.0	$47.8
Interest expense	2.5	4.1
Interest income	0.3	0.4
Income before income taxes	$27.8	$44.1

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items consists of $22.9 million in restructuring and related charges and a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar, both of which are discussed in more detail in Note 11, Other Expense (Income).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2015 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2015 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Form 10-Q”).

Throughout this section, references to “Notes” refer to the footnotes to our condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Form 10-Q, unless otherwise indicated.

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

Our Operations

In 2015, our business operations consisted of two reportable segments, Packaging Systems and Delivery Systems. Beginning in 2016, we changed our organization and reporting structure for our next phase of growth and development, which resulted in a change to Proprietary Products and Contract-Manufactured Products as our reportable segments. The Proprietary Products reportable segment, which is a combination of the previous Packaging Systems segment and the proprietary products portion of the previous Delivery Systems segment, develops commercial, operational, and innovation strategies across our global network, with specific emphasis on product offerings to biologic, generic, and pharmaceutical customers. The Contract-Manufactured Products reportable segment, which consists of the contract manufacturing portion of the previous Delivery Systems segment, serves as a fully integrated business focused on the design, manufacture, and automated assembly of complex assemblies for pharmaceutical, diagnostic, and medical device customers. We also maintain global partnerships to share technologies and market products with affiliates in Japan and Mexico.

The information and discussion included in this Form 10-Q reflects the structure in place as of January 1, 2016.

2016 Financial Performance Summary

Factors in our results for the three months ended March 31, 2016, as compared to the same period in 2015, included increases in consolidated net sales and consolidated gross profit, as well as restructuring and related charges, a charge related to the devaluation of the Venezuelan Bolivar, and the weakening of the Euro and other foreign currencies in relation to USD.

Consolidated net sales increased by $26.2 million, or 7.8%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to growth in our high-value product offerings. Excluding foreign currency effects, consolidated net sales increased by $35.3 million, or 10.5%, for the three months ended March 31, 2016, as compared to the same period in 2015.

Consolidated gross profit increased by $13.6 million, or 12.4%, for the three months ended March 31, 2016, as compared to the same period in 2015, as product mix improvements, production efficiencies, and lower raw material costs were partially offset by increased overhead costs.

During the three months ended March 31, 2016, we incurred $22.9 million in restructuring and related charges, which reduced net income and net income per diluted share by $15.0 million and $0.20, respectively, as compared to the same period in 2015, and recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar, which lowered net income and net income per diluted share by $2.5 million and $0.03, respectively, as compared to the same period in 2015.

During the three months ended March 31, 2016, average exchange rates were unfavorable versus the exchange rates realized in the same period in 2015, resulting in lower reported net sales, gross profit, operating profit, net income, and net income per diluted share of $9.1 million, $3.3 million, $2.4 million, $1.7 million and $0.02, respectively, as compared to the same period in 2015. The average Euro to USD exchange rate decreased from $1.13 for the three months ended March 31, 2015 to $1.10 for the three months ended March 31, 2016.

Net income per diluted share was $0.30 for the three months ended March 31, 2016, as compared to $0.45 in the same period in 2015. As mentioned above, results for the three months ended March 31, 2016 included restructuring and related charges, a charge related to the devaluation of the Venezuelan Bolivar, and the impact of foreign currency, which reduced net income per diluted share by $0.20, $0.03, and $0.02, respectively, as compared to the same period in 2015. At March 31, 2016, our cash and cash equivalents balance totaled $178.1 million and our borrowing capacity under our multi-currency revolving credit facility was $268.8 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended March 31,		% Change
($ in millions)	2016	2015	As-Reported	Ex-Currency
Proprietary Products	$290.8	$265.3	9.6%	13.0%
Contract-Manufactured Products	71.6	70.7	1.2%	1.4%
Intersegment sales elimination	(0.3)	(0.1)	—	—
Consolidated net sales	$362.1	$335.9	7.8%	10.5%

Consolidated net sales increased by $26.2 million, or 7.8%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $9.1 million. Excluding foreign currency effects, consolidated net sales for the three months ended March 31, 2016 increased by $35.3 million, or 10.5%, as compared to the same period in 2015. Consolidated net sales originating in the U.S. for the three months ended March 31, 2016 were $174.4 million, an increase of 12.3% from the same period in 2015. Consolidated net sales generated outside of the U.S. for the three months ended March 31, 2016 were $187.7 million, an increase of 3.9% from the same period in 2015. Excluding foreign currency effects, consolidated net sales generated outside of the U.S. for the three months ended March 31, 2016 increased by 8.9% from the same period in 2015.

Proprietary Products – Proprietary Products’ net sales increased by $25.5 million, or 9.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $8.9 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2016 increased by $34.4 million, or 13.0%, as compared to the same period in 2015, due to growth in our high-value product offerings, particularly our Daikyo and Daikyo RSV (ready-to-sterilize validated) products and our Westar and FluroTec-coated components. An improvement in product mix and higher sales volumes contributed 11.9 percentage points of the increase, and sales price increases contributed the remainder of the increase.

Contract-Manufactured Products – Contract-Manufactured Products’ net sales increased by $0.9 million, or 1.2%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $0.2 million. Excluding foreign currency effects, net sales for the three months ended March 31, 2016 increased by $1.0 million, or 1.4%, as compared to the same period in 2015, primarily due to higher pharmaceutical and medical device sales, offset by lower consumer product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2016	2015
Proprietary Products:
Gross Profit	$112.8	$99.5
Gross Profit Margin	38.8%	37.5%
Contract-Manufactured Products:
Gross Profit	$10.5	$10.2
Gross Profit Margin	14.7%	14.4%
Consolidated Gross Profit	$123.3	$109.7
Consolidated Gross Profit Margin	34.0%	32.7%

Consolidated gross profit increased by $13.6 million, or 12.4%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $3.3 million. Consolidated gross profit margin increased by 1.3 margin points for the three months ended March 31, 2016, as compared to the same period in 2015.

Proprietary Products – Proprietary Products’ gross profit increased by $13.3 million, or 13.4%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $3.3 million. Proprietary Products’ gross profit margin increased by 1.3 margin points for the three months ended March 31, 2016, as compared to the same period in 2015, as production efficiencies, product mix improvements, lower raw material costs, and modest sales price increases were partially offset by increased labor and overhead costs.

Contract-Manufactured Products – Contract-Manufactured Products’ gross profit increased by $0.3 million, or 2.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. Contract-Manufactured Products’ gross profit margin increased by 0.3 margin points for the three months ended March 31, 2016, as compared to the same period in 2015, as a favorable mix of products sold was offset by the pass-through to customers of the decrease in plastic resin prices during the three months ended March 31, 2016.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2016	2015
Proprietary Products	$9.4	$7.5
Contract-Manufactured Products	—	—
Consolidated R&D Costs	$9.4	$7.5

Consolidated R&D costs increased by $1.9 million, or 25.3%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to continued investment in advanced delivery systems, packaging, and components.

All of the R&D costs incurred during the three months ended March 31, 2016 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2016	2015
Proprietary Products	$41.0	$38.7
Contract-Manufactured Products	3.8	3.9
Corporate	13.3	12.6
Consolidated SG&A costs	$58.1	$55.2
SG&A as a % of net sales	16.0%	16.4%

Consolidated SG&A costs increased by $2.9 million, or 5.3%, for the three months ended March 31, 2016, as compared to the same period in 2015, including the impact of foreign currency, which decreased SG&A costs by $1.0 million. Consolidated SG&A costs were 16.0% and 16.4% of consolidated net sales for the three months ended March 31, 2016 and 2015, respectively.

Proprietary Products – Proprietary Products' SG&A costs increased by $2.3 million, or 5.9%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to increases in compensation costs primarily related to merit increases, consulting costs, and sales costs. Foreign currency translation decreased SG&A costs by $1.0 million.

Contract-Manufactured Products – Contract-Manufactured Products' SG&A costs decreased by $0.1 million, or 2.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to decreased incentive compensation costs.

Corporate – Corporate’s SG&A costs increased by $0.7 million, or 5.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to increased U.S. pension costs.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

Expense (income)	Three Months Ended March 31,
($ in millions)	2016	2015
Proprietary Products	$0.5	$(0.9)
Contract-Manufactured Products	(0.3)	0.1
Unallocated items	25.6	—
Consolidated other expense (income)	$25.8	$(0.8)

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense (income) changed by $26.6 million for the three months ended March 31, 2016, as compared to the same period in 2015.

Proprietary Products – Proprietary Products' other expense (income) changed by $1.4 million for the three months ended March 31, 2016, as compared to the same period in 2015, due to foreign exchange transaction losses.

Contract-Manufactured Products – Contract-Manufactured Products' other (income) expense changed by $0.4 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to gains on the sale of fixed assets recorded during the three months ended March 31, 2016.

Unallocated items – During the three months ended March 31, 2016, we incurred $22.9 million in restructuring and related charges, consisting of $7.9 million for cash severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. In addition, during the three months ended March 31, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. Please refer to Note 11, Other Expense (Income), for further discussion of the restructuring and related charges and the Venezuela currency devaluation charge.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2016	2015
Proprietary Products	$61.9	$54.2
Contract-Manufactured Products	7.0	6.2
Corporate	(13.3)	(12.6)
Adjusted consolidated operating profit	$55.6	$47.8
Adjusted consolidated operating profit margin	15.4%	14.2%
Unallocated items	(25.6)	—
Consolidated operating profit	$30.0	$47.8
Consolidated operating profit margin	8.3%	14.2%

Consolidated operating profit decreased by $17.8 million, or 37.2%, for the three months ended March 31, 2016, as compared to the same period in 2015, mostly due to restructuring and related charges of $22.9 million during the three months ended March 31, 2016 and an unfavorable foreign currency impact of $2.4 million. Consolidated operating profit margin decreased by 5.9 margin points for the three months ended March 31, 2016, as compared to the same period in 2015.

Proprietary Products – Proprietary Products’ operating profit increased by $7.7 million, or 14.2%, for the three months ended March 31, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $2.4 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products’ operating profit increased by $0.8 million, or 12.9%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to the factors described above.

Corporate – Corporate costs increased by $0.7 million, or 5.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to the factors described above.

Unallocated items – Please refer to the Other Expense (Income) section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2016	2015
Interest expense	$3.2	$4.4
Capitalized interest	(0.7)	(0.3)
Interest income	(0.3)	(0.4)
Interest expense, net	$2.2	$3.7

Interest expense, net, decreased by $1.5 million, or 40.5%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to lower interest expense resulting from less debt outstanding during the three months ended March 31, 2016, as compared to the same period in 2015, and an increase in capitalized interest resulting from ongoing capital projects, including the construction of our new facility in Waterford, Ireland.

Income Taxes

The provision for income taxes was $6.9 million and $12.5 million for the three months ended March 31, 2016 and 2015, respectively, and the effective tax rate was 24.8% and 28.4%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016, as compared to the same period in 2015, reflects the impact of a tax benefit of $7.9 million in connection with restructuring and related charges of $22.9 million, partially offset by the impact of unfavorable changes in our geographic mix of earnings. Please refer to Note 11, Other Expense (Income), for further discussion of the restructuring and related charges.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies was $1.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Net Income

Net income for the three months ended March 31, 2016 was $22.1 million, which included $22.9 million in restructuring and related charges and a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. Net income for the three months ended March 31, 2015 was $32.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2016	2015
Net cash provided by (used in) operating activities	$3.0	$(1.9)
Net cash used in investing activities	$(38.6)	$(30.6)
Net cash (used in) provided by financing activities	$(65.1)	$1.2

Net Cash Provided by (Used in) Operating Activities – Net cash provided by (used in) operating activities changed by $4.9 million for the three months ended March 31, 2016, as compared to the same period in 2015, due to increased earnings before non-cash charges and a decrease in pension plan contributions.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $8.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, due to an increase in capital spending, to $39.0 million. The capital spending for the three months ended March 31, 2016 consisted of spending for new products, expansion activity, and emerging markets, including the construction of our new facility in Waterford, Ireland. Construction began in July 2015.

Net Cash (Used in) Provided by Financing Activities – Net cash (used in) provided by financing activities changed by $66.3 million for the three months ended March 31, 2016, as compared to the same period in 2015, due to net debt repayments of $68.0 million, which included the maturity of our Euro note B, and $9.1 million in purchases under the share repurchase program announced in December 2015, partially offset by increases in proceeds and excess tax benefits from employee stock plans. Please refer to Note 3, Net Income Per Share, for further discussion of the share repurchase program.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$178.1	$274.6
Working capital	$389.6	$359.4
Total debt	$232.0	$298.2
Total equity	$1,074.0	$1,023.9
Net debt-to-total invested capital	4.8%	2.3%

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2016 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2016 included $50.2 million of cash held by subsidiaries within the U.S., and $127.9 million of cash held by subsidiaries outside of the U.S. Deferred income taxes have not been provided for any funds held by subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital – Working capital at March 31, 2016 increased by $30.2 million, or 8.4%, as compared to December 31, 2015, including an increase of $7.3 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $100.7 million, accounts receivable and inventories increased by $24.7 million and $9.5 million, respectively, and total current liabilities decreased by $77.7 million. Accounts receivable and inventories increased due to increased sales activity and timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns. The decrease in current liabilities was primarily due to the maturity of our Euro note B between those period ends.

Debt and credit facilities – The $66.2 million decrease in total debt at March 31, 2016, as compared to December 31, 2015, resulted from net repayments of $68.0 million, which included the maturity of our Euro note B, partially offset by foreign currency rate fluctuations of $1.8 million.

Our sources of liquidity include our $300.0 million multi-currency revolving credit facility. At March 31, 2016, we had $28.2 million in outstanding borrowings under this facility, of which $4.4 million was denominated in Yen and $23.8 million was denominated in Euro. The total amount outstanding under this facility at March 31, 2016 and December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $268.8 million at March 31, 2016. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2016, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2015 Annual Report. During the three months ended March 31, 2016, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2016, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2015 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2015 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2016, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

•	sales demand and our ability to meet that demand;

•	competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;

•	customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•	the timing, regulatory approval and commercial success of customer products that incorporate our products and systems;

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

•
the timely and adequate availability of filling capacity, which is essential to conducting definitive stability trials and the timing of first commercialization of customers’ products in Daikyo Crystal Zenith® prefilled syringes;

•	average profitability, or mix, of products sold in any reporting period, including lower-than-expected sales growth of our high-value proprietary product offerings;

•	maintaining or improving production efficiencies and overhead absorption;

•	dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate, Daikyo;

•	the loss of key personnel or highly-skilled employees;

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

•
the relative strength of USD in relation to other currencies, particularly the Euro, the Danish Krone, the Singapore Dollar, Japanese Yen, Venezuelan Bolivar, Colombian and Argentinian Peso, and Brazilian Real; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2015 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2016 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. Dollars are shown in millions, except per share data.

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share (1)(2)(3)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
January 1 – 31, 2016	250	$56.22	—	700,000
February 1 – 29, 2016	62,354	59.63	—	700,000
March 1 – 31, 2016	151,125	63.43	142,800	557,200
Total	213,729	$62.32	142,800	557,200

(1)	Includes 8,765 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred
Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).
Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 62,164 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on the vesting of restricted stock awards, as part of the 2011 Plan.

(3)
In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately- negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. In March 2016, the Company purchased 142,800 shares of its common stock under this program at a cost of $9.1 million, or an average price of $63.66 per share.

ITEM 5.  OTHER INFORMATION

Our 2016 Annual Meeting of Shareholders was held on May 3, 2016 at the Company's corporate headquarters.

At the Annual Meeting, our shareholders approved the adoption of the West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “Plan”). The Plan was previously approved by our Board of Directors, subject to shareholder approval, in February 2016. Directors, key salaried employees and consultants of the Company are eligible to participate in the Plan. The Plan is administered by the Compensation Committee of the Board of Directors. The Board’s Nominating and Corporate Governance Committee has authority to make recommendations to the Board regarding awards for non-employee directors of the Company. The Compensation Committee cannot make awards to non-employee directors, but will administer those awards as provided below once they have been made by the full Board. The Compensation Committee or the Board, as applicable, has the authority to determine the type, amount and terms of each award, including any applicable vesting requirements or performance goals. The Plan permits the award of stock options in the form of nonqualified stock options or incentive stock options and stock appreciation rights (“SARs”), each with a maximum term of ten years and a minimum exercise price equal to the fair market value of a share of common stock on the date of the award. The Plan also permits the award of unrestricted bonus stock, restricted stock, deferred stock or stock units. In addition, the Plan permits the award of certain performance-based cash awards and other stock-based awards, with performance awards payable to the participant upon the achievement of performance goals during pre-established performance periods.

The maximum number of shares of common stock as to which awards may be granted is 5,500,000 shares of common stock, which would be adjusted upon certain corporate reorganization or recapitalization events. Any stock option or SAR that is not forfeited or cancelled will reduce the number of shares available for issuance under the Plan by one share for each share subject to the option or SAR. Awards under the Plan that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Plan by an amount equal to 2.5 times the number of shares subject to the award. The maximum number of shares subject to options or SARs that may be granted to any one individual may not exceed 500,000 shares during any calendar year, and the maximum payment that can be made to one individual in any one calendar year with respect to deferred stock, restricted stock, stock bonus, stock units and cash-based performance awards will be $7.5 million as measured on the date of grant. Additionally, the aggregate grant date market value of all awards granted to any non-Employee director during any year shall not exceed $0.4 million. The Plan is effective as of May 3, 2016, and will terminate on May 2, 2026, unless earlier terminated by the Board.

Our definitive proxy statement and additional proxy solicitation materials filed March 23 and March 24, 2016, respectively, contain additional information about the Plan. The Plan description and the portions of the proxy statement that describe the Plan are qualified in their entirety by reference to the full text of the Plan, filed with those materials and incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

Our shareholders voted on four proposals at the Annual Meeting. The proposals are described in detail in our proxy statement. As of March 8, 2016, the record date, there were 72,712,473 shares outstanding. Shareholders representing 67,187,438, or 92.4%, of the common shares outstanding were present in person or were represented by proxy at the Annual Meeting. The final results for the votes on each proposal are set forth below.

Proposal 1: Our shareholders elected the following directors to serve on our Board until the 2017 Annual Meeting of Shareholders:

Name	For	Withheld	Broker Non-Votes
Mark A. Buthman	63,820,806	384,485	2,982,147
William F. Feehery	64,012,067	193,224	2,982,147
Eric M. Green	63,968,672	236,619	2,982,147
Thomas W. Hofmann	63,987,057	218,234	2,982,147
Paula A. Johnson	64,004,462	200,829	2,982,147
Myla P. Lai-Goldman	63,837,223	368,068	2,982,147
Douglas A. Michels	63,971,482	233,809	2,982,147
John H. Weiland	63,785,603	419,688	2,982,147
Patrick J. Zenner	63,571,301	633,990	2,982,147

Proposal 2: Our shareholders approved, on an advisory basis, named executive officer compensation:

For	Against	Abstain	Broker Non-Votes
63,558,745	429,135	217,411	2,982,147

Proposal 3: As described above, our shareholders approved the Plan. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
60,619,543	3,385,937	199,811	2,982,147

Proposal 4: Our shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2016 fiscal year. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
66,938,279	138,315	110,844	Not applicable

ITEM 6.  EXHIBITS

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

May 6, 2016

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