Form 10-Q
period 2016-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2016-08-01
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☑

As of June 30, 2016, there were 73,217,998 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$388.0	$359.7	$750.1	$695.6
Cost of goods and services sold	254.7	241.5	493.5	467.7
Gross profit	133.3	118.2	256.6	227.9
Research and development	8.8	8.1	18.2	15.6
Selling, general and administrative expenses	62.5	60.8	120.6	116.0
Other expense (Note 12)	0.8	10.2	26.6	9.4
Operating profit	61.2	39.1	91.2	86.9
Interest expense	2.0	3.4	4.5	7.5
Interest income	0.3	0.4	0.6	0.8
Income before income taxes	59.5	36.1	87.3	80.2
Income tax expense	17.0	9.2	23.9	21.7
Equity in net income of affiliated companies	2.2	0.9	3.5	2.2
Net income	$44.7	$27.8	$66.9	$60.7

Net income per share:
Basic	$0.61	$0.39	$0.92	$0.84
Diluted	$0.60	$0.38	$0.90	$0.83

Weighted average shares outstanding:
Basic	73.3	72.0	72.9	71.9
Diluted	74.8	73.7	74.5	73.5

Dividends declared per share	$0.12	$0.11	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$44.7	$27.8	$66.9	$60.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.9)	11.8	10.0	(44.5)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.4, $0.1, $0.6 and $0.9, respectively	1.2	(0.2)	1.6	1.6
Net gains (losses) on derivatives, net of tax of $0.7, $(0.4), $0.5 and $0.8, respectively	1.4	(1.5)	0.7	1.9
Other comprehensive (loss) income, net of tax	(2.3)	10.1	12.3	(41.0)
Comprehensive income	$42.4	$37.9	$79.2	$19.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$202.7	$274.6
Accounts receivable, net	219.0	181.4
Inventories	197.7	181.1
Other current assets	39.8	36.6
Total current assets	659.2	673.7
Property, plant and equipment	1,498.8	1,440.3
Less: accumulated depreciation and amortization	757.6	719.3
Property, plant and equipment, net	741.2	721.0
Investments in affiliated companies	77.7	61.3
Goodwill	104.9	104.6
Deferred income taxes	74.7	70.5
Intangible assets, net	24.9	37.6
Other noncurrent assets	22.5	26.4
Total Assets	$1,705.1	$1,695.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.5	$69.3
Accounts payable	107.3	119.8
Pension and other postretirement benefits	5.6	5.6
Accrued salaries, wages and benefits	55.1	53.0
Income taxes payable	9.3	12.8
Other current liabilities	59.6	53.8
Total current liabilities	239.4	314.3
Long-term debt	228.9	228.9
Deferred income taxes	14.5	12.4
Pension and other postretirement benefits	61.2	62.0
Other long-term liabilities	51.7	53.6
Total Liabilities	595.7	671.2

Commitments and contingencies (Note 14)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 73.4 million and 72.4 million; outstanding: 73.2 million and 72.3 million	18.4	18.1
Capital in excess of par value	240.6	207.8
Retained earnings	1,013.8	964.6
Accumulated other comprehensive loss	(150.3)	(162.6)
Treasury stock, at cost (0.2 million and 0.1 million shares)	(13.1)	(4.0)
Total Equity	1,109.4	1,023.9
Total Liabilities and Equity	$1,705.1	$1,695.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount
Balance, December 31, 2015	72.4	$18.1	$207.8	$(4.0)	$964.6	$(162.6)	$1,023.9
Net income	—	—	—	—	66.9	—	66.9
Stock-based compensation	—	—	8.7	0.3	—	—	9.0
Shares issued under stock plans	1.1	0.3	14.7	7.8	—	—	22.8
Shares purchased under share repurchase program	—	—	—	(17.2)	—	—	(17.2)
Shares repurchased for employee tax withholdings	(0.1)	—	(3.7)	—	—	—	(3.7)
Excess tax benefit from employee stock plans	—	—	13.1	—	—	—	13.1
Dividends declared	—	—	—	—	(17.7)	—	(17.7)
Other comprehensive income, net of tax	—	—	—	—	—	12.3	12.3
Balance, June 30, 2016	73.4	$18.4	$240.6	$(13.1)	$1,013.8	$(150.3)	$1,109.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$66.9	$60.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.7	42.1
Amortization	1.3	2.1
Stock-based compensation	9.5	20.8
Non-cash restructuring charges	15.0	—
Other non-cash items, net	3.3	(1.6)
Changes in assets and liabilities	(60.5)	(48.5)
Net cash provided by operating activities	79.2	75.6

Cash flows from investing activities:
Capital expenditures	(74.0)	(57.1)
Purchase of cost-method investment	(8.4)	—
Other, net	1.2	1.0
Net cash used in investing activities	(81.2)	(56.1)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	43.6
Repayments under revolving credit agreements	—	(43.6)
Repayments of long-term debt	(68.6)	(1.2)
Dividend payments	(17.5)	(15.8)
Excess tax benefit from employee stock plans	13.1	3.5
Shares purchased under share repurchase program	(17.2)	—
Shares repurchased for employee tax withholdings	(3.7)	(5.6)
Proceeds from exercise of stock options and stock appreciation rights	19.7	8.2
Employee stock purchase plan contributions	1.7	1.5
Contingent consideration payments	—	(0.1)
Net cash used in financing activities	(72.5)	(9.5)
Effect of exchange rates on cash	2.6	(13.3)
Net decrease in cash and cash equivalents	(71.9)	(3.3)

Cash and cash equivalents at beginning of period	274.6	255.3
Cash and cash equivalents at end of period	$202.7	$252.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2016 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Segment Reporting: Beginning in 2016, we changed our organization and reporting structure for our next phase of growth and development, which resulted in a change to Proprietary Products and Contract-Manufactured Products as our reportable segments. Segment results presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the impact of this change. Please refer to Note 15, Segment Information, for additional details.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Management is currently evaluating the impact that this guidance will have on our financial statements.

Note 3:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$44.7	$27.8	$66.9	$60.7

Weighted average common shares outstanding	73.3	72.0	72.9	71.9
Dilutive effect of equity awards, based on the treasury stock method	1.5	1.7	1.6	1.6
Weighted average shares assuming dilution	74.8	73.7	74.5	73.5

During the three months ended June 30, 2016 and 2015, there were 0.1 million and 0.8 million shares, respectively, not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.4 million and 0.5 million antidilutive shares outstanding during the six months ended June 30, 2016 and 2015, respectively.

In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. During the three months ended June 30, 2016, the Company purchased 110,700 shares of its common stock under this program at a cost of $8.1 million, or an average price of $73.20 per share. During the six months ended June 30, 2016, the Company purchased 253,500 shares of its common stock under this program at a cost of $17.2 million, or an average price of $67.82 per share.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	June 30, 2016	December 31, 2015
Raw materials	$80.1	$74.4
Work in process	32.2	30.1
Finished goods	85.4	76.6
	$197.7	$181.1

Note 5:  Affiliated Companies

During the second quarter of 2016, we made an $8.4 million cost-method investment in an intradermal drug delivery company. At June 30, 2016 and December 31, 2015, the aggregate carrying amount of investments in equity-method affiliates was $64.3 million and $56.3 million, respectively, and the aggregate carrying amount of cost-method investments was $13.4 million and $5.0 million, respectively. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2015 Annual Report for additional details.

Note 6:  Debt

The following table summarizes our long-term debt obligations, net of current maturities and unamortized debt issuance costs:

($ in millions)	June 30, 2016	December 31, 2015
Euro note B, due February 27, 2016 (4.38%)	$—	$66.8
Term loan, due January 1, 2018 (1.74%)	36.0	37.1
Note payable, due December 31, 2019	0.2	0.2
Revolving credit facility, due October 15, 2020 (1.71%)	28.1	27.1
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
Total debt	232.3	299.2
Less: current portion of long-term debt	2.5	69.3
Less: unamortized debt issuance costs	0.9	1.0
Long-term debt, net	$228.9	$228.9

Please refer to Note 8, Debt, to the consolidated financial statements in our 2015 Annual Report for additional details regarding our debt agreements.

At June 30, 2016, we had $28.1 million in outstanding borrowings under our $300.0 million multi-currency revolving credit facility, of which $4.9 million was denominated in Yen and $23.2 million was denominated in Euro. The total amount outstanding under this facility at June 30, 2016 and December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $268.9 million at June 30, 2016.

In addition, at June 30, 2016, we had $36.0 million outstanding under our five-year term loan due January 2018, of which $2.5 million was classified as current. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

Note 7:  Derivative Financial Instruments

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

Interest Rate Risk

At June 30, 2016, we had a $36.0 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

Foreign Exchange Rate Risk

In 2015, we entered into a €20.0 million forward exchange contract, designated as a fair value hedge, to neutralize our exposure to fluctuating foreign exchange rates on a cross-currency intercompany loan. Changes in the fair value of this derivative are recognized within other expense and are offset by changes in the fair value of the underlying exposure being hedged.

In addition, in 2015, we entered into the following foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

We entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”)-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of €11.0 million ($12.1 million).

We also entered into a series of foreign currency contracts in 2015 to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries for a total notional amount of €9.0 million ($9.9 million).

In 2016, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by West in the U.S., for a total notional amount of ¥710.2 million ($6.0 million).

In addition, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries, for a total notional amount of ¥360.0 million ($3.1 million).

At June 30, 2016, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($23.2 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $0.6 million pre-tax ($0.3 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2016. We have also designated our ¥500.0 million ($4.9 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo Seiko, Ltd. ("Daikyo"). At June 30, 2016, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.7 million pre-tax ($0.4 million after tax), which was also included within accumulated other comprehensive loss.

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

During the three and six months ended June 30, 2016, the gain recorded in cost of goods and services sold related to these call options was $0.2 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$(0.4)	$0.1	$(0.4)	Net sales
Foreign currency hedge contracts	0.9	(1.1)	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.1)	—	0.2	0.4	Interest expense
Total	$1.1	$(1.5)	$0.3	$—
Net Investment Hedges:
Foreign currency-denominated debt	$—	$(1.2)	$—	$—	Other expense
Total	$—	$(1.2)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$1.4	$0.1	$(0.7)	Net sales
Foreign currency hedge contracts	0.6	0.5	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.2)	0.4	0.8	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$0.1	$1.7	$0.6	$0.2
Net Investment Hedges:
Foreign currency-denominated debt	$(1.1)	$5.5	$—	$—	Other expense
Total	$(1.1)	$5.5	$—	$—

For the three and six months ended June 30, 2016 and 2015, there was no material ineffectiveness related to our hedges.

Note 8:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.4	$6.4	$—	$—
Foreign currency contracts	1.5	—	1.5	—
	$7.9	$6.4	$1.5	$—
Liabilities:
Contingent consideration	$7.9	$—	$—	$7.9
Deferred compensation liabilities	6.8	6.8	—	—
Interest rate swap contract	1.7	—	1.7	—
Foreign currency contracts	0.1	—	0.1	—
	$16.5	$6.8	$1.8	$7.9

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.8	$6.8	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.0	$6.8	$0.2	$—
Liabilities:
Contingent consideration	$6.0	$—	$—	$6.0
Deferred compensation liabilities	8.8	8.8	—	—
Interest rate swap contract	2.0	—	2.0	—
Foreign currency contracts	0.2	—	0.2	—
	$17.0	$8.8	$2.2	$6.0

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets and other current liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our contingent consideration, included within other current and other long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Our interest rate swap, included within other long-term liabilities, is valued based on the terms of the contract and observable market inputs (i.e., LIBOR, Eurodollar synthetic forwards and swap spreads). Please refer to Note 7, Derivative Financial Instruments, for further discussion of our derivatives.

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

The following table provides a summary of changes in our Level 3 fair value measurements:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$6.0	$5.0
Increase in fair value recorded in earnings	1.9	0.3
Payments	—	(0.1)
Ending balance	$7.9	$5.2

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2016, the estimated fair value of long-term debt was $243.1 million compared to a carrying amount of $228.9 million. At December 31, 2015, the estimated fair value of long-term debt was $225.0 million and the carrying amount was $228.9 million.

Note 9:  Stock-Based Compensation

On May 3, 2016, at our 2016 Annual Meeting of Shareholders, our shareholders approved the adoption of the West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”). All remaining shares available for issuance under the 2011 Omnibus Incentive Compensation Plan (the "2011 Plan") were extinguished upon adoption of the 2016 Plan. Awards granted under previous plans remain outstanding until expiration or settlement. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award.

At inception, there were 5,500,000 shares of common stock available for issuance under the 2016 Plan. Stock options and stock appreciation rights reduce the number of shares available by one share for each award granted. All other awards under the 2016 Plan will reduce the total number of shares available for grant by an amount equal to 2.5 times the number of shares awarded. If awards made under previous plans would entitle a plan participant to an amount of West stock in excess of the target amount, the additional shares (up to a maximum threshold amount) will be distributed under the 2016 Plan. At June 30, 2016, there were 5,441,195 shares remaining in the 2016 Plan for future grants.

During the six months ended June 30, 2016, we granted 589,428 stock options at a weighted average exercise price of $61.55 per share based on the grant-date fair value of our stock to key employees under the 2011 and 2016 Plans. The weighted average grant date fair value of options granted was $11.92 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.39%; expected life of 5.9 years based on prior experience; stock volatility of 21.0% based on historical data; and a dividend yield of 1.0%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2016, we granted 110,595 performance vesting share (“PVS”) awards at a weighted average grant-date fair value of $59.93 per share to key employees under the 2011 and 2016 Plans. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PVS awards may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $4.9 million and $9.5 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, stock-based compensation expense was $15.5 million and $20.8 million, respectively. Included in the 2015 amounts was a $10.4 million charge related to executive retirements, which was recorded within other expense. Refer to Note 12, Other Expense, for further discussion of this charge. The remainder of 2015 stock-based compensation expense was recorded within selling, general and administrative expenses.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
Service cost	$2.7	$2.7	$0.1	$0.2	$2.8	$2.9
Interest cost	2.6	3.9	0.1	0.1	2.7	4.0
Expected return on assets	(3.2)	(5.7)	—	—	(3.2)	(5.7)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses (gains)	1.1	1.6	(0.3)	(0.4)	0.8	1.2
Net periodic benefit cost	$2.9	$2.2	$(0.1)	$(0.1)	$2.8	$2.1

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
U.S. plans	$2.3	$1.6	$(0.1)	$(0.1)	$2.2	$1.5
International plans	0.6	0.6	—	—	0.6	0.6
Net periodic benefit cost	$2.9	$2.2	$(0.1)	$(0.1)	$2.8	$2.1

The components of net periodic benefit cost for the six months ended June 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
Service cost	$5.3	$5.4	$0.3	$0.3	$5.6	$5.7
Interest cost	5.2	7.8	0.2	0.2	5.4	8.0
Expected return on assets	(6.3)	(11.4)	—	—	(6.3)	(11.4)
Amortization of prior service credit	(0.7)	(0.6)	—	—	(0.7)	(0.6)
Recognized actuarial losses (gains)	2.3	3.2	(0.7)	(0.7)	1.6	2.5
Net periodic benefit cost	$5.8	$4.4	$(0.2)	$(0.2)	$5.6	$4.2

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
U.S. plans	$4.6	$3.1	$(0.2)	$(0.2)	$4.4	$2.9
International plans	1.2	1.3	—	—	1.2	1.3
Net periodic benefit cost	$5.8	$4.4	$(0.2)	$(0.2)	$5.6	$4.2

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2015	$(3.1)	$5.4	$(39.6)	$(125.3)	$(162.6)
Other comprehensive income before reclassifications	0.1	—	1.0	10.0	11.1
Amounts reclassified out	0.6	—	0.6	—	1.2
Other comprehensive income, net of tax	0.7	—	1.6	10.0	12.3
Balance, June 30, 2016	$(2.4)	$5.4	$(38.0)	$(115.3)	$(150.3)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2016	2015	2016	2015
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(0.1)	$0.5	$(0.1)	$0.9	Cost of goods and services sold
Interest rate swap contracts	(0.3)	(0.6)	(0.6)	(1.3)	Interest expense
Forward treasury locks	(0.1)	(0.1)	(0.2)	(0.2)	Interest expense
Total before tax	(0.5)	(0.2)	(0.9)	(0.6)
Tax expense	0.2	0.2	0.3	0.4
Net of tax	$(0.3)	$—	$(0.6)	$(0.2)
Amortization of defined benefit pension and other postretirement plans:
Prior service cost	$0.3	$0.3	$0.7	$0.6	(a)
Actuarial losses	(0.8)	(1.2)	(1.6)	(2.5)	(a)
Total before tax	(0.5)	(0.9)	(0.9)	(1.9)
Tax expense	0.2	0.3	0.3	0.7
Net of tax	$(0.3)	$(0.6)	$(0.6)	$(1.2)
Total reclassifications for the period, net of tax	$(0.6)	$(0.6)	$(1.2)	$(1.4)

(a)     These components are included in the computation of net periodic benefit cost. Please refer to Note 10, Benefit Plans, for additional details.

Note 12:  Other Expense

Other expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Restructuring and related charges:
Severance and post-employment benefits	$(1.5)	$—	$6.4	$—
Asset-related charges	—	—	15.0	—
Total restructuring and related charges	(1.5)	—	21.4	—
Executive retirement and related costs	—	10.9	—	10.9
Venezuela currency devaluation	—	—	2.7	—
Development income	(0.4)	(0.4)	(0.8)	(0.8)
Contingent consideration costs	1.7	0.1	1.9	0.3
Other items	1.0	(0.4)	1.4	(1.0)
Total other expense	$0.8	$10.2	$26.6	$9.4

Restructuring and Related Charges

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization.

We expect to incur total restructuring and related charges of $25.0 million to $28.0 million under this plan, which consists of approximately $8.0 million in severance charges for personnel reductions and $17.0 million to $20.0 million in non-cash asset write-downs. During the three months ended June 30, 2016, we recorded $1.5 million in reversals of previously-recorded restructuring and related charges. During the six months ended June 30, 2016, we incurred $21.4 million in restructuring and related charges, consisting of $6.4 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. The balance of the charges related to this plan will be recognized as incurred during the remainder of 2016 and in 2017.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2015	$—	$—	$—
Charges	7.9	15.0	22.9
Reversals	(1.5)	—	(1.5)
Cash payments	(0.7)	—	(0.7)
Non-cash asset write-downs	—	(15.0)	(15.0)
Balance, June 30, 2016	$5.7	$—	$5.7

Other Items

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

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. As a result, during the six months ended June 30, 2016, we recorded a $2.7 million charge. After the remeasurement, as of June 30, 2016, we had $3.8 million in net monetary assets denominated in Venezuelan Bolivars, including $3.4 million in cash and cash equivalents, and $1.1 million in non-monetary assets. If there are further devaluations of the Bolivar or other changes in the currency exchange mechanisms in Venezuela in the future, a pre-tax charge of up to $4.9 million could be required. We will continue to actively monitor the political and economic developments in Venezuela.

In addition, during both the three and six months ended June 30, 2016 and 2015, we recognized development income of $0.4 million and $0.8 million, respectively, within our Proprietary Products segment, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. As of June 30, 2016, there was $15.2 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $13.7 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 8, Fair Value Measurements, for additional details. Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 13:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $17.0 million and $23.9 million for the three and six months ended June 30, 2016, respectively, and the effective tax rate was 28.6% and 27.4%, respectively. The provision for income taxes was $9.2 million and $21.7 million for the three and six months ended June 30, 2015, respectively, and the effective tax rate was 25.5% and 27.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2016, as compared to the same period in 2015, primarily reflects the impact of unfavorable changes in our geographic mix of earnings and the impact of a tax benefit of $4.0 million recorded during the three months ended June 30, 2015 in connection with a $10.9 million charge for executive retirement and related costs. The increase in the effective tax rate for the six months ended June 30, 2016, as compared to the same period in 2015, reflects the impact of unfavorable changes in our geographic mix of earnings, offset by the impact of a tax benefit of $7.4 million recorded during the six months ended June 30, 2016 in connection with restructuring and related charges of $21.4 million. Please refer to Note 12, Other Expense, for further discussion of these items.

Note 14:  Commitments and Contingencies

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

Note 15:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net sales:
Proprietary Products	$311.0	$286.9	$601.8	$552.2
Contract-Manufactured Products	77.2	73.2	148.8	143.9
Intersegment sales elimination	(0.2)	(0.4)	(0.5)	(0.5)
Total net sales	$388.0	$359.7	$750.1	$695.6
Operating profit (loss):
Proprietary Products	$66.2	$57.6	$128.1	$111.8
Contract-Manufactured Products	9.7	8.2	16.7	14.4
Corporate	(16.2)	(15.8)	(29.5)	(28.4)
Other unallocated items	1.5	(10.9)	(24.1)	(10.9)
Total operating profit	$61.2	$39.1	$91.2	$86.9
Interest expense	2.0	3.4	4.5	7.5
Interest income	0.3	0.4	0.6	0.8
Income before income taxes	$59.5	$36.1	$87.3	$80.2

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items, during the three and six months ended June 30, 2016, consist of restructuring and related (reversals) charges of $(1.5) million and $21.4 million, respectively. In addition, during the six months ended June 30, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. During the second quarter of 2015, we recorded a $10.9 million charge for executive retirement and related costs. Please refer to Note 12, Other Expense, for additional details of these items.

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

The information and discussion included in this Form 10-Q reflects the structure in place since January 1, 2016.

2016 Financial Performance Summary

Consolidated net sales increased by $28.3 million, or 7.9%, and $54.5 million, or 7.8%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to growth in our high-value product offerings. Excluding foreign currency effects, consolidated net sales for the three and six months ended June 30, 2016 increased by $29.5 million, or 8.2%, and $64.7 million, or 9.3%, respectively, as compared to the same periods in 2015.

Consolidated gross profit increased by $15.1 million, or 12.8%, and $28.7 million, or 12.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as product mix improvements and production efficiencies were partially offset by increased labor and overhead costs.

Net income per diluted share was $0.60 for the three months ended June 30, 2016, as compared to $0.38 in the same period in 2015.

Net income per diluted share was $0.90 for the six months ended June 30, 2016, as compared to $0.83 in the same period in 2015. Results for the six months ended June 30, 2016 included restructuring and related charges, a charge related to the devaluation of the Venezuelan Bolivar, and the impact of foreign currency, which reduced net income per diluted share by $0.19, $0.03, and $0.03, respectively, as compared to the same period in 2015.

At June 30, 2016, our cash and cash equivalents balance totaled $202.7 million and our borrowing capacity under our multi-currency revolving credit facility was $268.9 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		% Change
($ in millions)	2016	2015	As-Reported	Ex-Currency
Proprietary Products	$311.0	$286.9	8.4%	8.9%
Contract-Manufactured Products	77.2	73.2	5.6%	5.1%
Intersegment sales elimination	(0.2)	(0.4)	—	—
Consolidated net sales	$388.0	$359.7	7.9%	8.2%

Consolidated net sales increased by $28.3 million, or 7.9%, for the three months ended June 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $1.2 million. Excluding foreign currency effects, consolidated net sales for the three months ended June 30, 2016 increased by $29.5 million, or 8.2%, as compared to the same period in 2015. Consolidated net sales originating in the U.S. for the three months ended June 30, 2016 were $187.9 million, an increase of 11.4% from the same period in 2015. Consolidated net sales generated outside of the U.S. for the three months ended June 30, 2016 were $200.1 million, an increase of 4.8% from the same period in 2015. Excluding foreign currency effects, consolidated net sales generated outside of the U.S. for the three months ended June 30, 2016 increased by 5.4% from the same period in 2015.

Proprietary Products – Proprietary Products’ net sales increased by $24.1 million, or 8.4%, for the three months ended June 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $1.5 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2016 increased by $25.6 million, or 8.9%, as compared to the same period in 2015, due to growth in our high-value product offerings, including our Daikyo and Daikyo RSV (ready-to-sterilize validated) products and our Westar and FluroTec-coated components. An improvement in product mix and higher sales volumes contributed 7.8 percentage points of the increase, and sales price increases contributed the remainder of the increase.

Contract-Manufactured Products – Contract-Manufactured Products’ net sales increased by $4.0 million, or 5.6%, for the three months ended June 30, 2016, as compared to the same period in 2015, including a favorable foreign currency impact of $0.3 million. Excluding foreign currency effects, net sales for the three months ended June 30, 2016 increased by $3.7 million, or 5.1%, as compared to the same period in 2015, primarily due to higher drug delivery and diagnostic product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2016:

	Six Months Ended June 30,		% Change
($ in millions)	2016	2015	As-Reported	Ex-Currency
Proprietary Products	$601.8	$552.2	9.0%	10.9%
Contract-Manufactured Products	148.8	143.9	3.4%	3.3%
Intersegment sales elimination	(0.5)	(0.5)	—	—
Consolidated net sales	$750.1	$695.6	7.8%	9.3%

Consolidated net sales increased by $54.5 million, or 7.8%, for the six months ended June 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $10.2 million. Excluding foreign currency effects, consolidated net sales for the six months ended June 30, 2016 increased by $64.7 million, or 9.3%, as compared to the same period in 2015. Consolidated net sales originating in the U.S. for the six months ended June 30, 2016 were $362.3 million, an increase of 11.8% from the same period in 2015. Consolidated net sales generated outside of the U.S. for the six months ended June 30, 2016 were $387.8 million, an increase of 4.3% from the same period in 2015. Excluding foreign currency effects, consolidated net sales generated outside of the U.S. for the six months ended June 30, 2016 increased by 7.1% from the same period in 2015.

Proprietary Products – Proprietary Products’ net sales increased by $49.6 million, or 9.0%, for the six months ended June 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency impact of $10.4 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2016 increased by $60.0 million, or 10.9%, as compared to the same period in 2015, due to growth in our high-value product offerings, including our Daikyo and Daikyo RSV (ready-to-sterilize validated) products and our Westar and FluroTec-coated components. An improvement in product mix and higher sales volumes contributed 9.8 percentage points of the increase, and sales price increases contributed the remainder of the increase.

Contract-Manufactured Products – Contract-Manufactured Products’ net sales increased by $4.9 million, or 3.4%, for the six months ended June 30, 2016, as compared to the same period in 2015, including a favorable foreign currency impact of $0.2 million. Excluding foreign currency effects, net sales for the six months ended June 30, 2016 increased by $4.7 million, or 3.3%, as compared to the same period in 2015, primarily due to higher drug delivery and diagnostic product sales, offset by lower consumer product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products:
Gross Profit	$119.7	$106.2	$232.5	$205.7
Gross Profit Margin	38.5%	37.0%	38.6%	37.3%
Contract-Manufactured Products:
Gross Profit	$13.6	$12.0	$24.1	$22.2
Gross Profit Margin	17.6%	16.4%	16.2%	15.4%
Consolidated Gross Profit	$133.3	$118.2	$256.6	$227.9
Consolidated Gross Profit Margin	34.4%	32.8%	34.2%	32.8%

Consolidated gross profit increased by $15.1 million, or 12.8%, and $28.7 million, or 12.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency impact of $0.5 million and $3.8 million for the three and six months ended June 30, 2016, respectively. Consolidated gross profit margin increased by 1.6 margin points and 1.4 margin points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

Proprietary Products – Proprietary Products’ gross profit increased by $13.5 million, or 12.7%, and $26.8 million, or 13.0%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency impact of $0.5 million and $3.8 million for the three and six months ended June 30, 2016, respectively. Proprietary Products’ gross profit margin increased by 1.5 margin points and 1.3 margin points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as product mix improvements, production efficiencies, sales price increases, and lower raw material costs were partially offset by increased labor and overhead costs.

Contract-Manufactured Products – Contract-Manufactured Products’ gross profit increased by $1.6 million, or 13.3%, and $1.9 million, or 8.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Contract-Manufactured Products’ gross profit margin increased by 1.2 margin points and 0.8 margin points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as a favorable mix of drug delivery and diagnostic product sales and production efficiencies were partially offset by increased labor and overhead costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$8.8	$8.1	$18.2	$15.6
Contract-Manufactured Products	—	—	—	—
Consolidated R&D Costs	$8.8	$8.1	$18.2	$15.6

Consolidated R&D costs increased by $0.7 million, or 8.6%, and $2.6 million, or 16.7%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to continued investment in advanced delivery and container systems, process technology, and formulation development.

All of the R&D costs incurred during the three and six months ended June 30, 2016 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$42.3	$41.1	$83.3	$79.8
Contract-Manufactured Products	4.0	3.9	7.8	7.8
Corporate	16.2	15.8	29.5	28.4
Consolidated SG&A costs	$62.5	$60.8	$120.6	$116.0
SG&A as a % of net sales	16.1%	16.9%	16.1%	16.7%

Consolidated SG&A costs increased by $1.7 million, or 2.8%, and $4.6 million, or 4.0%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, including the impact of foreign currency, which decreased SG&A costs by $0.2 million and $1.2 million for the three and six months ended June 30, 2016, respectively.

Proprietary Products – Proprietary Products' SG&A costs increased by $1.2 million, or 2.9%, and $3.5 million, or 4.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to increases in compensation costs primarily related to merit increases and information technology-related costs. Foreign currency translation decreased Proprietary Products' SG&A costs by $0.2 million and $1.2 million for the three and six months ended June 30, 2016, respectively.

Contract-Manufactured Products – Contract-Manufactured Products' SG&A costs increased by $0.1 million, or 2.6%, for the three months ended June 30, 2016, as compared to the same period in 2015, due to an increase in outside services. Contract-Manufactured Products' SG&A costs remained constant at $7.8 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Corporate – Corporate’s SG&A costs increased by $0.4 million, or 2.5%, and $1.1 million, or 3.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to an increase in U.S. pension costs and outside services, including legal and human resources costs, partially offset by a decrease in stock-based compensation expense.

Other Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

Expense (income)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$2.4	$(0.6)	$2.9	$(1.5)
Contract-Manufactured Products	(0.1)	(0.1)	(0.4)	—
Unallocated items	(1.5)	10.9	24.1	10.9
Consolidated other expense	$0.8	$10.2	$26.6	$9.4

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense decreased by $9.4 million for the three months ended June 30, 2016, and increased by $17.2 million for the six months ended June 30, 2016, as compared to the same periods in 2015.

Proprietary Products – Proprietary Products' other expense (income) changed by $3.0 million and $4.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to foreign exchange transaction losses and increased contingent consideration costs.

Contract-Manufactured Products – Contract-Manufactured Products' other income remained constant at $0.1 million for the three months ended June 30, 2016, as compared to the same period in 2015. Contract-Manufactured Products' other income increased by $0.4 million for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to gains on the sale of fixed assets recorded during the six months ended June 30, 2016.

Unallocated items – During the three months ended June 30, 2016, we recorded $1.5 million in reversals of previously-recorded restructuring and related charges. During the six months ended June 30, 2016, we incurred $21.4 million in restructuring and related charges, consisting of $6.4 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. In addition, during the six months ended June 30, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. During the three and six months ended June 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for our previous CEO, $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for our previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees. Please refer to Note 12, Other Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$66.2	$57.6	$128.1	$111.8
Contract-Manufactured Products	9.7	8.2	16.7	14.4
Corporate	(16.2)	(15.8)	(29.5)	(28.4)
Adjusted consolidated operating profit	$59.7	$50.0	$115.3	$97.8
Adjusted consolidated operating profit margin	15.4%	13.9%	15.4%	14.1%
Unallocated items	1.5	(10.9)	(24.1)	(10.9)
Consolidated operating profit	$61.2	$39.1	$91.2	$86.9
Consolidated operating profit margin	15.8%	10.9%	12.2%	12.5%

Consolidated operating profit increased by $22.1 million, or 56.5%, and $4.3 million, or 4.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency impact of $0.3 million and $2.7 million for the three and six months ended June 30, 2016, respectively.

Proprietary Products – Proprietary Products’ operating profit increased by $8.6 million, or 14.9%, and $16.3 million, or 14.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency impact of $0.3 million and $2.7 million for the three and six months ended June 30, 2016, respectively, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products’ operating profit increased by $1.5 million, or 18.3%, and $2.3 million, or 16.0%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to the factors described above.

Corporate – Corporate costs increased by $0.4 million, or 2.5%, and $1.1 million, or 3.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to the factors described above.

Unallocated items – Please refer to the Other Expense section for details.

Excluding the unallocated items, our adjusted consolidated operating profit margin increased by 1.5 margin points and 1.3 margin points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Interest expense	$2.8	$3.8	$6.0	$8.2
Capitalized interest	(0.8)	(0.4)	(1.5)	(0.7)
Interest income	(0.3)	(0.4)	(0.6)	(0.8)
Interest expense, net	$1.7	$3.0	$3.9	$6.7

Interest expense, net, decreased by $1.3 million, or 43.3%, and 2.8 million, or 41.8%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to lower interest expense resulting from less debt outstanding during the three and six months ended June 30, 2016, as compared to the same periods in 2015, lower interest rates, and increases in capitalized interest resulting from ongoing capital projects, including the construction of our new facility in Waterford, Ireland.

Income Taxes

The provision for income taxes was $17.0 million and $23.9 million for the three and six months ended June 30, 2016, respectively, and the effective tax rate was 28.6% and 27.4%, respectively. The provision for income taxes was $9.2 million and $21.7 million for the three and six months ended June 30, 2015, respectively, and the effective tax rate was 25.5% and 27.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2016, as compared to the same period in 2015, primarily reflects the impact of unfavorable changes in our geographic mix of earnings and the impact of a tax benefit of $4.0 million recorded during the three months ended June 30, 2015 in connection with a $10.9 million charge for executive retirement and related costs. The increase in the effective tax rate for the six months ended June 30, 2016, as compared to the same period in 2015, reflects the impact of unfavorable changes in our geographic mix of earnings, offset by the impact of a tax benefit of $7.4 million recorded during the six months ended June 30, 2016 in connection with restructuring and related charges of $21.4 million. Please refer to Note 12, Other Expense, for further discussion of these items.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies increased by $1.3 million, or 144.4%, and $1.3 million, or 59.1%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to favorable operating results at Daikyo.

Net Income

Net income for the three months ended June 30, 2016 was $44.7 million, which included $1.5 million in reversals of previously-recorded restructuring and related charges. Net income for the three months ended June 30, 2015 was $27.8 million, which included a $10.9 million charge for executive retirement and related charges.

Net income for the six months ended June 30, 2016 was $66.9 million, which included $21.4 million in restructuring and related charges and a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. Net income for the six months ended June 30, 2015 was $60.7 million, which included a $10.9 million charge for executive retirement and related costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2016	2015
Net cash provided by operating activities	$79.2	$75.6
Net cash used in investing activities	$(81.2)	$(56.1)
Net cash used in financing activities	$(72.5)	$(9.5)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $3.6 million for the six months ended June 30, 2016, as compared to the same period in 2015, due to increased earnings before non-cash charges and a decrease in pension plan contributions, partially offset by higher working capital requirements and an increase in income tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $25.1 million for the six months ended June 30, 2016, as compared to the same period in 2015, due to an increase in capital spending, to $74.0 million, and our $8.4 million cost-method investment in an intradermal drug delivery company. The capital spending for the six months ended June 30, 2016 consisted of spending for new products, expansion activity, and emerging markets, including the construction of our new facility in Waterford, Ireland.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $63.0 million for the six months ended June 30, 2016, as compared to the same period in 2015, due to net debt repayments of $68.6 million, which included the maturity of our Euro note B, and $17.2 million in purchases under the share repurchase program announced in December 2015, partially offset by increases in proceeds and excess tax benefits from employee stock plans. Please refer to Note 3, Net Income Per Share, for further discussion of the share repurchase program.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$202.7	$274.6
Working capital	$419.8	$359.4
Total debt	$231.4	$298.2
Total equity	$1,109.4	$1,023.9
Net debt-to-total invested capital	2.5%	2.3%

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

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2016 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2016 included $77.7 million of cash held by subsidiaries within the U.S., and $125.0 million of cash held by subsidiaries outside of the U.S. Deferred income taxes have not been provided for any funds held by subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital – Working capital at June 30, 2016 increased by $60.4 million, or 16.8%, as compared to December 31, 2015, including an increase of $3.4 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $74.5 million, accounts receivable and inventories increased by $36.5 million and $14.6 million, respectively, and total current liabilities decreased by $77.5 million. Accounts receivable and inventories increased due to increased sales activity and timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns. The decrease in current liabilities was primarily due to the maturity of our Euro note B between those period ends.

Debt and credit facilities – The $66.8 million decrease in total debt at June 30, 2016, as compared to December 31, 2015, resulted from net debt repayments of $68.6 million, which included the maturity of our Euro note B, partially offset by foreign currency rate fluctuations of $1.7 million and a reduction of $0.1 million in unamortized debt issuance costs.

Our sources of liquidity include our $300.0 million multi-currency revolving credit facility. At June 30, 2016, we had $28.1 million in outstanding borrowings under this facility, of which $4.9 million was denominated in Yen and $23.2 million was denominated in Euro. The total amount outstanding under this facility at June 30, 2016 and December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $268.9 million at June 30, 2016. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2016, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2015 Annual Report. During the three months ended June 30, 2016, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2016, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2015 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2015 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended June 30, 2016, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2016 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. Dollars are shown in millions, except per share data.

Period	Total number of shares purchased (1)(2)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
April 1 – 30, 2016	—	$—	—	557,200
May 1 – 31, 2016	70,770	71.65	70,700	486,500
June 1 – 30, 2016	40,030	75.94	40,000	446,500
Total	110,800	$73.20	110,700	446,500

(1)	Includes 100 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred
Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008).
Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately- negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. During the second quarter of 2016, the Company purchased 110,700 shares of its common stock under this program at a cost of $8.1 million, or an average price of $73.20 per share. During the six months ended June 30, 2016, the Company purchased 253,500 shares of its common stock under this program at a cost of $17.2 million, or an average price of $67.82 per share.

ITEM 6.  EXHIBITS

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Amendment to Global Supply Agreement dated March 17, 2016 by and between ExxonMobil Chemical Company and us. (2)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

(2) Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

* Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

August 1, 2016

EXHIBIT INDEX

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Amendment to Global Supply Agreement dated March 17, 2016 by and between ExxonMobil Chemical Company and us. (2)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

 (2) Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

* Furnished, not filed.

F-1