Form 10-Q
period 2016-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2016-10-31
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☑

As of September 30, 2016, there were 73,184,116 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$376.7	$344.5	$1,126.8	$1,040.1
Cost of goods and services sold	255.6	236.2	749.1	703.9
Gross profit	121.1	108.3	377.7	336.2
Research and development	9.0	8.5	27.2	24.1
Selling, general and administrative expenses	58.3	54.6	178.9	170.6
Other expense (Note 12)	2.5	48.7	29.1	58.1
Operating profit (loss)	51.3	(3.5)	142.5	83.4
Interest expense	2.2	3.7	6.7	11.2
Interest income	0.2	0.5	0.8	1.3
Income (loss) before income taxes	49.3	(6.7)	136.6	73.5
Income tax expense (benefit)	14.4	(6.6)	38.3	15.1
Equity in net income of affiliated companies	2.7	1.6	6.2	3.8
Net income	$37.6	$1.5	$104.5	$62.2

Net income per share:
Basic	$0.51	$0.02	$1.43	$0.86
Diluted	$0.50	$0.02	$1.40	$0.85

Weighted average shares outstanding:
Basic	73.3	72.2	73.0	71.9
Diluted	75.0	73.9	74.7	73.6

Dividends declared per share	$0.13	$0.12	$0.37	$0.34

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$37.6	$1.5	$104.5	$62.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.9	(13.5)	15.9	(58.0)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.3, $11.4, $0.9 and $12.3, respectively	0.6	19.7	2.2	21.3
Net gains (losses) on derivatives, net of tax of $(0.1), $(0.1), $0.4 and $0.7, respectively	—	(0.4)	0.7	1.5
Other comprehensive income (loss), net of tax	6.5	5.8	18.8	(35.2)
Comprehensive income	$44.1	$7.3	$123.3	$27.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$205.9	$274.6
Accounts receivable, net	209.5	181.4
Inventories	201.1	181.1
Other current assets	41.6	36.6
Total current assets	658.1	673.7
Property, plant and equipment	1,551.1	1,440.3
Less: accumulated depreciation and amortization	778.4	719.3
Property, plant and equipment, net	772.7	721.0
Investments in affiliated companies	81.4	61.3
Goodwill	105.2	104.6
Deferred income taxes	70.7	70.5
Intangible assets, net	24.4	37.6
Other noncurrent assets	22.8	26.4
Total Assets	$1,735.3	$1,695.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.6	$69.3
Accounts payable	99.0	119.8
Pension and other postretirement benefits	5.7	5.6
Accrued salaries, wages and benefits	58.9	53.0
Income taxes payable	3.2	12.8
Other current liabilities	67.4	53.8
Total current liabilities	236.8	314.3
Long-term debt	228.6	228.9
Deferred income taxes	15.2	12.4
Pension and other postretirement benefits	62.5	62.0
Other long-term liabilities	49.9	53.6
Total Liabilities	593.0	671.2

Commitments and contingencies (Note 14)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 73.5 million and 72.4 million; outstanding: 73.2 million and 72.3 million	18.4	18.1
Capital in excess of par value	247.6	207.8
Retained earnings	1,041.9	964.6
Accumulated other comprehensive loss	(143.8)	(162.6)
Treasury stock, at cost (0.3 million and 0.1 million shares)	(21.8)	(4.0)
Total Equity	1,142.3	1,023.9
Total Liabilities and Equity	$1,735.3	$1,695.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount
Balance, December 31, 2015	72.4	$18.1	$207.8	$(4.0)	$964.6	$(162.6)	$1,023.9
Net income	—	—	—	—	104.5	—	104.5
Stock-based compensation	—	—	12.7	0.3	—	—	13.0
Shares issued under stock plans	1.2	0.3	16.9	8.7	—	—	25.9
Shares purchased under share repurchase program	—	—	—	(26.8)	—	—	(26.8)
Shares repurchased for employee tax withholdings	(0.1)	—	(3.7)	—	—	—	(3.7)
Excess tax benefits from employee stock plans	—	—	13.9	—	—	—	13.9
Dividends declared	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income, net of tax	—	—	—	—	—	18.8	18.8
Balance, September 30, 2016	73.5	$18.4	$247.6	$(21.8)	$1,041.9	$(143.8)	$1,142.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$104.5	$62.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65.9	63.6
Amortization	2.0	3.0
Stock-based compensation	14.1	24.4
Non-cash restructuring charges	15.9	—
Pension settlement charge	—	49.0
Other non-cash items, net	(3.7)	(2.7)
Changes in assets and liabilities	(51.1)	(55.1)
Net cash provided by operating activities	147.6	144.4

Cash flows from investing activities:
Capital expenditures	(122.7)	(86.8)
Purchase of cost-method investment	(8.4)	—
Other, net	2.0	1.2
Net cash used in investing activities	(129.1)	(85.6)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	57.4
Repayments under revolving credit agreements	—	(57.4)
Repayments of long-term debt	(69.2)	(26.7)
Dividend payments	(26.2)	(23.7)
Excess tax benefits from employee stock plans	13.9	4.2
Shares purchased under share repurchase program	(26.8)	—
Shares repurchased for employee tax withholdings	(3.7)	(5.6)
Proceeds from exercise of stock options and stock appreciation rights	21.8	9.7
Employee stock purchase plan contributions	2.8	2.3
Contingent consideration payments	(0.1)	(0.1)
Net cash used in financing activities	(87.5)	(39.9)
Effect of exchange rates on cash	0.3	(17.4)
Net (decrease) increase in cash and cash equivalents	(68.7)	1.5

Cash and cash equivalents at beginning of period	274.6	255.3
Cash and cash equivalents at end of period	$205.9	$256.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2016 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. (which may be referred to as “West”, “the Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Standards Issued Not Yet Adopted

In August 2016, the FASB issued guidance to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact that this guidance will have on our financial statements.

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

In March 2016, the FASB issued guidance that simplifies the transition to the equity method of accounting. This guidance eliminates the requirement to retroactively adopt the equity method of accounting when there is an increase in the level of ownership interest or degree of influence. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Management is continuing to evaluate the impact that this guidance will have on our financial statements.

Note 3:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$37.6	$1.5	$104.5	$62.2

Weighted average common shares outstanding	73.3	72.2	73.0	71.9
Dilutive effect of equity awards, based on the treasury stock method	1.7	1.7	1.7	1.7
Weighted average shares assuming dilution	75.0	73.9	74.7	73.6

During the three months ended September 30, 2016 and 2015, there were 0.1 million and 0.8 million shares, respectively, not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.1 million and 0.6 million antidilutive shares outstanding during the nine months ended September 30, 2016 and 2015, respectively.

In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. During the three months ended September 30, 2016, the Company purchased 117,310 shares of its common stock under this program at a cost of $9.6 million, or an average price of $81.46 per share. During the nine months ended September 30, 2016, the Company purchased 370,810 shares of its common stock under this program at a cost of $26.8 million, or an average price of $72.14 per share.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventory balances were as follows:

($ in millions)	September 30, 2016	December 31, 2015
Raw materials	$82.5	$74.4
Work in process	32.2	30.1
Finished goods	86.4	76.6
	$201.1	$181.1

Note 5:  Affiliated Companies

During the second quarter of 2016, we made an $8.4 million cost-method investment in an intradermal drug delivery company. At September 30, 2016 and December 31, 2015, the aggregate carrying amount of investments in equity-method affiliates was $68.0 million and $56.3 million, respectively, and the aggregate carrying amount of cost-method investments was $13.4 million and $5.0 million, respectively. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2015 Annual Report for additional details.

Note 6:  Debt

The following table summarizes our long-term debt obligations, net of current maturities and unamortized debt issuance costs. The interest rates shown in parentheses are as of December 31, 2015.

($ in millions)	September 30, 2016	December 31, 2015
Euro note B, due February 27, 2016 (4.38%)	$—	$66.8
Term loan, due January 1, 2018 (1.74%)	35.4	37.1
Note payable, due December 31, 2019	0.2	0.2
Revolving credit facility, due October 15, 2020 (1.71%)	28.5	27.1
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
Total debt	232.1	299.2
Less: current portion of long-term debt	2.6	69.3
Less: unamortized debt issuance costs	0.9	1.0
Long-term debt, net	$228.6	$228.9

Please refer to Note 8, Debt, to the consolidated financial statements in our 2015 Annual Report for additional details regarding our debt agreements.

At September 30, 2016, we had $28.5 million in outstanding borrowings under our $300.0 million multi-currency revolving credit facility, of which $4.9 million was denominated in Japanese Yen (“Yen”) and $23.6 million was denominated in Euro. The total amount outstanding under this facility at September 30, 2016 and December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $268.5 million at September 30, 2016. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with this facility.

In addition, at September 30, 2016, we had $35.4 million outstanding under our five-year term loan due January 2018, of which $2.5 million was classified as current. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

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

Interest Rate Risk

At September 30, 2016, we had a $35.4 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

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

In addition, in 2015 and 2016, we entered into the following foreign currency hedge contracts that were designated as cash flow hedges of forecasted transactions denominated in foreign currencies.

In 2015, we entered into a series of foreign currency contracts intended to hedge the currency risk associated with a portion of our forecasted U.S. dollar (“USD”)-denominated inventory purchases made by certain European subsidiaries. The remaining notional amount is €5.5 million ($6.1 million).

We also entered into a series of foreign currency contracts in 2015 to hedge the currency risk associated with a portion of our forecasted Euro-denominated sales of finished goods by one of our USD functional-currency subsidiaries. The remaining notional amount is €4.5 million ($4.9 million).

In 2016, we entered into a series of foreign currency contracts to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by West in the U.S. The remaining notional amount is ¥355.1 million ($3.0 million).

We also entered into a series of foreign currency contracts in 2016 to hedge the currency risk associated with a portion of our forecasted Yen-denominated inventory purchases made by certain European subsidiaries. The remaining notional amount is ¥180.0 million ($1.6 million).

At September 30, 2016, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($23.6 million) Euro-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $0.3 million pre-tax ($0.2 million after tax) on this debt was recorded within accumulated other comprehensive loss as of September 30, 2016. We have also designated our ¥500.0 million ($4.9 million) Yen-denominated borrowings under our multi-currency revolving credit facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At September 30, 2016, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.8 million pre-tax ($0.5 million after tax), which was also included within accumulated other comprehensive loss.

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

During the three and nine months ended September 30, 2016, the gain recorded in cost of goods and services sold related to these call options was $0.1 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

The following tables summarize the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$—	$—	$(0.4)	Net sales
Foreign currency hedge contracts	(0.3)	(0.3)	—	—	Cost of goods and services sold
Interest rate swap contracts	—	(0.1)	0.2	0.3	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(0.3)	$(0.4)	$0.3	$—
Net Investment Hedges:
Foreign currency-denominated debt	$(0.2)	$(0.8)	$—	$—	Other expense
Total	$(0.2)	$(0.8)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$1.4	$0.1	$(1.1)	Net sales
Foreign currency hedge contracts	0.3	0.3	—	—	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.4)	0.6	1.1	Interest expense
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(0.2)	$1.3	$0.9	$0.2
Net Investment Hedges:
Foreign currency-denominated debt	$(1.3)	$4.7	$—	$—	Other expense
Total	$(1.3)	$4.7	$—	$—

For the three and nine months ended September 30, 2016 and 2015, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.4	$6.4	$—	$—
Foreign currency contracts	0.6	—	0.6	—
	$7.0	$6.4	$0.6	$—
Liabilities:
Contingent consideration	$7.8	$—	$—	$7.8
Deferred compensation liabilities	6.8	6.8	—	—
Interest rate swap contract	1.3	—	1.3	—
Foreign currency contracts	0.1	—	0.1	—
	$16.0	$6.8	$1.4	$7.8

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$6.8	$6.8	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.0	$6.8	$0.2	$—
Liabilities:
Contingent consideration	$6.0	$—	$—	$6.0
Deferred compensation liabilities	8.8	8.8	—	—
Interest rate swap contract	2.0	—	2.0	—
Foreign currency contracts	0.2	—	0.2	—
	$17.0	$8.8	$2.2	$6.0

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

The following table provides a summary of changes in our Level 3 fair value measurements:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$6.0	$5.0
Increase in fair value recorded in earnings	1.9	0.8
Payments	(0.1)	(0.1)
Ending balance	$7.8	$5.7

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2016, the estimated fair value of long-term debt was $240.4 million compared to a carrying amount of $228.6 million. At December 31, 2015, the estimated fair value of long-term debt was $225.0 million and the carrying amount was $228.9 million.

Note 9:  Stock-Based Compensation

On May 3, 2016, at our 2016 Annual Meeting of Shareholders, our shareholders approved the adoption of the West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”). All remaining shares available for issuance under the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) were extinguished upon adoption of the 2016 Plan. Awards granted under previous plans remain outstanding until expiration or settlement. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2016, there were 5,422,685 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2016, we granted 607,228 stock options at a weighted average exercise price of $63.75 per share based on the grant-date fair value of our stock to key employees under the 2011 and 2016 Plans. The weighted average grant date fair value of options granted was $12.35 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.43%; expected life of 5.9 years based on prior experience; stock volatility of 21.6% based on historical data; and a dividend yield of 1.0%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2016, we granted 114,029 performance vesting share (“PVS”) awards at a weighted average grant-date fair value of $60.37 per share to key employees under the 2011 and 2016 Plans. Each PVS award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PVS awards may vary from 0% to 200% of an employee’s targeted award. The fair value of PVS awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $4.6 million and $14.1 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, stock-based compensation expense was $3.6 million and $24.4 million, respectively. Included in the 2015 year-to-date amount was a $10.4 million charge related to executive retirements, which was recorded within other expense. Refer to Note 12, Other Expense, for further discussion of this charge. The remainder of 2015 stock-based compensation expense was recorded within selling, general and administrative expenses.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
Service cost	$2.3	$2.5	$0.1	$0.1	$2.4	$2.6
Interest cost	2.7	3.4	0.1	0.1	2.8	3.5
Expected return on assets	(3.1)	(4.9)	—	—	(3.1)	(4.9)
Amortization of prior service credit	(0.3)	(0.3)	—	—	(0.3)	(0.3)
Recognized actuarial losses (gains)	1.3	1.6	(0.3)	(0.4)	1.0	1.2
Settlements	—	49.0	—	—	—	49.0
Net periodic benefit cost	$2.9	$51.3	$(0.1)	$(0.2)	$2.8	$51.1

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
U.S. plans	$2.3	$50.7	$(0.1)	$(0.2)	$2.2	$50.5
International plans	0.6	0.6	—	—	0.6	0.6
Net periodic benefit cost	$2.9	$51.3	$(0.1)	$(0.2)	$2.8	$51.1

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
Service cost	$7.6	$8.0	$0.4	$0.4	$8.0	$8.4
Interest cost	7.9	11.2	0.3	0.3	8.2	11.5
Expected return on assets	(9.5)	(16.3)	—	—	(9.5)	(16.3)
Amortization of transition obligation	0.1	0.1	—	—	0.1	0.1
Amortization of prior service credit	(1.0)	(1.0)	—	—	(1.0)	(1.0)
Recognized actuarial losses (gains)	3.6	4.8	(1.0)	(1.1)	2.6	3.7
Settlements	—	49.0	—	—	—	49.0
Net periodic benefit cost	$8.7	$55.8	$(0.3)	$(0.4)	$8.4	$55.4

	Pension benefits		Other retirement benefits		Total
	2016	2015	2016	2015	2016	2015
U.S. plans	$6.9	$53.8	$(0.3)	$(0.4)	$6.6	$53.4
International plans	1.8	2.0	—	—	1.8	2.0
Net periodic benefit cost	$8.7	$55.8	$(0.3)	$(0.4)	$8.4	$55.4

During the third quarter of 2015, we recorded a $49.0 million pension settlement charge, within other expense, in connection with our purchase of a group annuity contract from Metropolitan Life Insurance Company (“MetLife”) to settle $139.4 million of our $313.6 million outstanding pension benefit obligation under our U.S. qualified pension plan. MetLife assumed the obligation to pay future pension benefits and provide administrative services beginning November 1, 2015 for approximately 1,750 retirees and surviving beneficiaries who retired prior to January 1, 2015 and were receiving payments from this plan. The purchase was funded directly by plan assets.

In addition, we made contributions to the U.S. qualified pension plan in the amount of $1.3 million in September 2015 and $13.7 million in October 2015, in order to maintain the plan's funded status as of the transaction date.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2015	$(3.1)	$5.4	$(39.6)	$(125.3)	$(162.6)
Other comprehensive income before reclassifications	(0.2)	—	1.1	15.9	16.8
Amounts reclassified out	0.9	—	1.1	—	2.0
Other comprehensive income, net of tax	0.7	—	2.2	15.9	18.8
Balance, September 30, 2016	$(2.4)	$5.4	$(37.4)	$(109.4)	$(143.8)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2016	2015	2016	2015
(Losses) gains on cash flow hedges:
Foreign currency contracts	$(0.1)	$0.4	$(0.2)	$1.3	Cost of goods and services sold
Interest rate swap contracts	(0.3)	(0.4)	(1.0)	(1.7)	Interest expense
Forward treasury locks	(0.1)	(0.1)	(0.2)	(0.3)	Interest expense
Total before tax	(0.5)	(0.1)	(1.4)	(0.7)
Tax expense	0.2	0.1	0.5	0.5
Net of tax	$(0.3)	$—	$(0.9)	$(0.2)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$—	$—	$(0.1)	$(0.1)	(a)
Prior service cost	0.3	0.3	1.0	1.0	(a)
Actuarial losses	(1.0)	(50.2)	(2.6)	(52.7)	(a)
Total before tax	(0.7)	(49.9)	(1.7)	(51.8)
Tax expense	0.2	18.5	0.6	19.1
Net of tax	$(0.5)	$(31.4)	$(1.1)	$(32.7)
Total reclassifications for the period, net of tax	$(0.8)	$(31.4)	$(2.0)	$(32.9)

(a)     These components are included in the computation of net periodic benefit cost. Please refer to Note 10, Benefit Plans, for additional details.

Note 12:  Other Expense

Other expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Restructuring and related charges:
Severance and post-employment benefits	$1.4	$—	$7.8	$—
Asset-related charges	0.9	—	15.9	—
Total restructuring and related charges	2.3	—	23.7	—
Pension settlement charge	—	49.0	—	49.0
Executive retirement and related costs	—	—	—	10.9
Venezuela currency devaluation	—	—	2.7	—
Development income	(0.4)	(0.3)	(1.2)	(1.1)
Contingent consideration costs	—	0.5	1.9	0.8
Other items	0.6	(0.5)	2.0	(1.5)
Total other expense	$2.5	$48.7	$29.1	$58.1

Restructuring and Related Charges

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization.

We expect to incur total restructuring and related charges of $25.0 million to $28.0 million under this plan, which consists of approximately $8.0 million in severance charges for personnel reductions and $17.0 million to $20.0 million in non-cash asset write-downs. During the three months ended September 30, 2016, we recorded $2.3 million in restructuring and related charges, consisting of $1.4 million for severance charges and $0.9 million for a non-cash asset write-down associated with the discontinued use of certain equipment. During the nine months ended September 30, 2016, we incurred $23.7 million in restructuring and related charges, consisting of $7.8 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.9 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. The balance of the charges related to this plan will be recognized as incurred during the remainder of 2016 and in 2017.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2015	$—	$—	$—
Charges	7.8	15.9	23.7
Cash payments	(1.6)	—	(1.6)
Non-cash asset write-downs	—	(15.9)	(15.9)
Balance, September 30, 2016	$6.2	$—	$6.2

Other Items

During the third quarter of 2015, we recorded a $49.0 million pension settlement charge in connection with our purchase of a group annuity contract from MetLife. Please refer to Note 10, Benefit Plans, for additional details regarding this purchase.

During the nine months ended September 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs, including $2.4 million for a long-term incentive plan award for our previous Chief Executive Officer (“CEO”), $8.0 million for the revaluation of modified outstanding awards to provide for continued vesting for our previous CEO and Senior Vice President of Human Resources in conjunction with their retirement, and $0.5 million for other costs, including relocation and legal fees.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. As a result, during the nine months ended September 30, 2016, we recorded a $2.7 million charge. After the remeasurement, as of September 30, 2016, we had $3.9 million in net monetary assets denominated in Venezuelan Bolivars, including $2.9 million in cash and cash equivalents, and $1.4 million in non-monetary assets. If there are further devaluations of the Bolivar or other changes in the currency exchange mechanisms in Venezuela in the future, a pre-tax charge of up to $6.0 million could be required. We will continue to actively monitor the political and economic developments in Venezuela.

In addition, during the three and nine months ended September 30, 2016, we recognized development income of $0.4 million and $1.2 million, respectively, within our Proprietary Products segment, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of SmartDose within a specific therapeutic area. During the three and nine months ended September 30, 2015, we recognized development income of $0.3 million and $1.1 million, respectively. As of September 30, 2016, there was $14.8 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $13.3 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 8, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 13:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $14.4 million and $38.3 million for the three and nine months ended September 30, 2016, respectively, and the effective tax rate was 29.3% and 28.1%, respectively. During the three and nine months ended September 30, 2016, we recorded a tax benefit of $0.7 million and $8.1 million, respectively, in connection with restructuring and related charges discussed in Note 12, Other Expense, as well as a discrete tax charge of $0.3 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances.

During the three months ended September 30, 2015, we recorded a tax benefit of $6.6 million, which included a tax benefit of $17.9 million in connection with the $49.0 million pension settlement charge discussed in Note 10, Benefit Plans. The provision for income taxes was $15.1 million for the nine months ended September 30, 2015. In addition to the tax benefit on the pension settlement charge, our 2015 year-to-date results included a tax benefit $4.0 million in connection with a $10.9 million charge for executive retirement and related costs discussed in Note 12, Other Expense.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net sales:
Proprietary Products	$298.1	$269.3	$899.9	$821.5
Contract-Manufactured Products	79.0	75.5	227.8	219.4
Intersegment sales elimination	(0.4)	(0.3)	(0.9)	(0.8)
Total net sales	$376.7	$344.5	$1,126.8	$1,040.1
Operating profit (loss):
Proprietary Products	$57.5	$49.5	$185.6	$161.3
Contract-Manufactured Products	8.9	8.3	25.6	22.7
Corporate	(12.8)	(12.3)	(42.3)	(40.7)
Other unallocated items	(2.3)	(49.0)	(26.4)	(59.9)
Total operating profit (loss)	$51.3	$(3.5)	$142.5	$83.4
Interest expense	2.2	3.7	6.7	11.2
Interest income	0.2	0.5	0.8	1.3
Income (loss) before income taxes	$49.3	$(6.7)	$136.6	$73.5

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items, during the three and nine months ended September 30, 2016, consist of restructuring and related charges of $2.3 million and $23.7 million, respectively. In addition, during the nine months ended September 30, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. During the three and nine months ended September 30, 2015, we recorded a $49.0 million pension settlement charge in connection with our purchase of a group annuity contract from MetLife. In addition, the nine months ended September 30, 2015 includes a $10.9 million charge for executive retirement and related costs. Please refer to Note 12, Other Expense, for additional details of these items.

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

2016 Financial Performance Summary

Consolidated net sales increased by $32.2 million, or 9.4%, and $86.7 million, or 8.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to growth in our high-value product offerings. Excluding foreign currency translation effects, consolidated net sales for the three and nine months ended September 30, 2016 increased by $34.6 million, or 10.0%, and $99.3 million, or 9.5%, respectively, as compared to the same periods in 2015.

Consolidated gross profit increased by $12.8 million, or 11.8%, and $41.5 million, or 12.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily as product mix improvements were partially offset by increased labor and overhead costs. Consolidated gross profit for the three months ended September 30, 2016 was also affected by higher Yen-denominated material costs.

Net income per diluted share was $0.50 for the three months ended September 30, 2016, as compared to $0.02 in the same period in 2015. Results for the three months ended September 30, 2016 included restructuring and related charges and a discrete tax charge, which reduced net income per diluted share by $0.02 and $0.01, respectively, as compared to the same period in 2015. Results for the three months ended September 30, 2015 included a pension settlement charge, which reduced net income per diluted share by $0.42.

Net income per diluted share was $1.40 for the nine months ended September 30, 2016, as compared to $0.85 in the same period in 2015. Results for the nine months ended September 30, 2016 included restructuring and related charges, a charge related to the devaluation of the Venezuelan Bolivar, the impact of foreign currency translation, and a discrete tax charge, which reduced net income per diluted share by $0.21, $0.03, $0.03, and $0.01, respectively, as compared to the same period in 2015. Results for the nine months ended September 30, 2015 included a pension settlement charge and a charge for executive retirement and related costs, which reduced net income per diluted share by $0.42 and $0.09, respectively.

At September 30, 2016, our cash and cash equivalents balance totaled $205.9 million and our borrowing capacity under our multi-currency revolving credit facility was $268.5 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		% Change
($ in millions)	2016	2015	As-Reported	Ex-Currency
Proprietary Products	$298.1	$269.3	10.7%	11.6%
Contract-Manufactured Products	79.0	75.5	4.6%	4.6%
Intersegment sales elimination	(0.4)	(0.3)	—	—
Consolidated net sales	$376.7	$344.5	9.4%	10.0%

Consolidated net sales increased by $32.2 million, or 9.4%, for the three months ended September 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency translation impact of $2.4 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2016 increased by $34.6 million, or 10.0%, as compared to the same period in 2015. Consolidated net sales originating in the U.S. for the three months ended September 30, 2016 were $189.7 million, an increase of 12.2% from the same period in 2015. Consolidated net sales generated outside of the U.S. for the three months ended September 30, 2016 were $187.0 million, an increase of 6.6% from the same period in 2015. Excluding foreign currency translation effects, consolidated net sales generated outside of the U.S. for the three months ended September 30, 2016 increased by 8.0% from the same period in 2015.

Proprietary Products – Proprietary Products net sales increased by $28.8 million, or 10.7%, for the three months ended September 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency translation impact of $2.4 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2016 increased by $31.2 million, or 11.6%, as compared to the same period in 2015, due to growth in our high-value product offerings, including our FluroTec®-coated components, our ready-to-use seals, stoppers, and plungers, and our Daikyo® and Daikyo® RSV (ready-to-sterilize validated) products. An improvement in product mix and higher sales volumes contributed 10.6 percentage points of the increase, and sales price increases contributed the remainder of the increase.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $3.5 million, or 4.6%, for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to higher drug delivery and diagnostic product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		% Change
($ in millions)	2016	2015	As-Reported	Ex-Currency
Proprietary Products	$899.9	$821.5	9.5%	11.1%
Contract-Manufactured Products	227.8	219.4	3.8%	3.7%
Intersegment sales elimination	(0.9)	(0.8)	—	—
Consolidated net sales	$1,126.8	$1,040.1	8.3%	9.5%

Consolidated net sales increased by $86.7 million, or 8.3%, for the nine months ended September 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency translation impact of $12.6 million. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2016 increased by $99.3 million, or 9.5%, as compared to the same period in 2015. Consolidated net sales originating in the U.S. for the nine months ended September 30, 2016 were $552.0 million, an increase of 11.9% from the same period in 2015. Consolidated net sales generated outside of the U.S. for the nine months ended September 30, 2016 were $574.8 million, an increase of 5.1% from the same period in 2015. Excluding foreign currency translation effects, consolidated net sales generated outside of the U.S. for the nine months ended September 30, 2016 increased by 7.4% from the same period in 2015.

Proprietary Products – Proprietary Products net sales increased by $78.4 million, or 9.5%, for the nine months ended September 30, 2016, as compared to the same period in 2015, including an unfavorable foreign currency translation impact of $12.8 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2016 increased by $91.2 million, or 11.1%, as compared to the same period in 2015, due to growth in our high-value product offerings, including our Daikyo and Daikyo RSV (ready-to-sterilize validated) products, our Westar® and FluroTec-coated components, and our ready-to-use seals, stoppers, and plungers. An improvement in product mix and higher sales volumes contributed 10.0 percentage points of the increase, and sales price increases contributed the remainder of the increase.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $8.4 million, or 3.8%, for the nine months ended September 30, 2016, as compared to the same period in 2015, including a favorable foreign currency translation impact of $0.2 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2016 increased by $8.2 million, or 3.7%, as compared to the same period in 2015, primarily due to higher drug delivery and diagnostic product sales, offset by lower consumer product sales.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products:
Gross Profit	$108.4	$95.6	$340.9	$301.3
Gross Profit Margin	36.4%	35.5%	37.9%	36.7%
Contract-Manufactured Products:
Gross Profit	$12.7	$12.7	$36.8	$34.9
Gross Profit Margin	16.0%	16.8%	16.1%	15.9%
Consolidated Gross Profit	$121.1	$108.3	$377.7	$336.2
Consolidated Gross Profit Margin	32.1%	31.4%	33.5%	32.3%

Consolidated gross profit increased by $12.8 million, or 11.8%, and $41.5 million, or 12.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency translation impact of $0.6 million and $4.4 million for the three and nine months ended September 30, 2016, respectively. Consolidated gross profit margin increased by 0.7 margin points and 1.2 margin points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Proprietary Products – Proprietary Products gross profit increased by $12.8 million, or 13.4%, and $39.6 million, or 13.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency translation impact of $0.6 million and $4.4 million for the three and nine months ended September 30, 2016, respectively. Proprietary Products gross profit margin increased by 0.9 margin points and 1.2 margin points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, as product mix improvements and sales price increases were partially offset by increased labor and overhead costs. Proprietary Products gross profit margin for the three months ended September 30, 2016 was also affected by higher Yen-denominated material costs.

Contract-Manufactured Products – Contract-Manufactured Products gross profit remained constant for the three months ended September 30, 2016, as compared to the same period in 2015. Contract-Manufactured Products gross profit margin decreased by 0.8 margin points for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to increased labor and overhead costs.

Contract-Manufactured Products gross profit increased by $1.9 million, or 5.4%, for the nine months ended September 30, 2016, as compared to the same period in 2015. Contract-Manufactured Products gross profit margin increased by 0.2 margin points for the nine months ended September 30, 2016, as compared to the same period in 2015, as a favorable mix of product sales and lower raw material costs were partially offset by increased labor and overhead costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$9.0	$8.5	$27.2	$24.1
Contract-Manufactured Products	—	—	—	—
Consolidated R&D Costs	$9.0	$8.5	$27.2	$24.1

Consolidated R&D costs increased by $0.5 million, or 5.9%, and $3.1 million, or 12.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to continued investment in advanced delivery and container systems, process technology, and formulation development.

All of the R&D costs incurred during the three and nine months ended September 30, 2016 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$41.7	$38.0	$125.0	$117.8
Contract-Manufactured Products	3.8	4.3	11.6	12.1
Corporate	12.8	12.3	42.3	40.7
Consolidated SG&A costs	$58.3	$54.6	$178.9	$170.6
SG&A as a % of net sales	15.5%	15.8%	15.9%	16.4%

Consolidated SG&A costs increased by $3.7 million, or 6.8%, and $8.3 million, or 4.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, including the impact of foreign currency translation, which decreased SG&A costs by $0.2 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.

Proprietary Products – Proprietary Products SG&A costs increased by $3.7 million, or 9.7%, and $7.2 million, or 6.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in

2015, due to increases in compensation and information system maintenance costs. Foreign currency translation decreased Proprietary Products SG&A costs by $0.2 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs decreased by $0.5 million, or 11.6%, and $0.5 million, or 4.1%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due to decreases in compensation and travel costs.

Corporate – Corporate SG&A costs increased by $0.5 million, or 4.1%, for the three months ended September 30, 2016, as compared to the same period in 2015, due to increases in stock-based compensation expense and U.S. pension costs, partially offset by a decrease in incentive compensation costs.

Corporate SG&A costs increased by $1.6 million, or 3.9%, for the nine months ended September 30, 2016, as compared to the same period in 2015, due to increases in U.S. pension costs and compensation costs, partially offset by a decrease in incentive compensation costs.

Other Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

Expense (income)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$0.2	$(0.4)	$3.1	$(1.9)
Contract-Manufactured Products	—	0.1	(0.4)	0.1
Unallocated items	2.3	49.0	26.4	59.9
Consolidated other expense	$2.5	$48.7	$29.1	$58.1

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense decreased by $46.2 million and $29.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Proprietary Products – Proprietary Products other expense increased by $0.6 million for the three months ended September 30, 2016, as compared to the same period in 2015, due to losses on the sale of fixed assets recorded during the three months ended September 30, 2016.

Proprietary Products other expense increased by $5.0 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to foreign exchange transaction losses and increased contingent consideration costs.

Contract-Manufactured Products – Contract-Manufactured Products other income increased by $0.5 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to gains on the sale of fixed assets recorded during the nine months ended September 30, 2016.

Unallocated items – During the three months ended September 30, 2016, we recorded $2.3 million in restructuring and related charges, consisting of $1.4 million for severance charges and $0.9 million for a non-cash asset write-down associated with the discontinued use of certain equipment. During the nine months ended September 30, 2016, we incurred $23.7 million in restructuring and related charges, consisting of $7.8 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.9 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. In addition, during the nine months ended September 30, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar. During the three and nine months ended September 30, 2015, we recorded a pension settlement charge of $49.0 million in connection with our purchase of a group annuity contract from MetLife. In addition, during the nine months ended September 30, 2015, we recorded a $10.9 million charge for executive retirement and related costs. Please refer to Note 12, Other Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Proprietary Products	$57.5	$49.5	$185.6	$161.3
Contract-Manufactured Products	8.9	8.3	25.6	22.7
Corporate	(12.8)	(12.3)	(42.3)	(40.7)
Adjusted consolidated operating profit	$53.6	$45.5	$168.9	$143.3
Adjusted consolidated operating profit margin	14.2%	13.2%	15.0%	13.8%
Unallocated items	(2.3)	(49.0)	(26.4)	(59.9)
Consolidated operating profit (loss)	$51.3	$(3.5)	$142.5	$83.4
Consolidated operating profit (loss) margin	13.6%	(1.0)%	12.6%	8.0%

Consolidated operating profit (loss) increased by $54.8 million and $59.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency translation impact of $0.5 million and $3.2 million for the three and nine months ended September 30, 2016, respectively.

Proprietary Products – Proprietary Products operating profit increased by $8.0 million, or 16.2%, and $24.3 million, or 15.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, including an unfavorable foreign currency translation impact of $0.5 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $0.6 million, or 7.2%, and $2.9 million, or 12.8%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to the factors described above.

Corporate – Corporate costs increased by $0.5 million, or 4.1%, and $1.6 million, or 3.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to the factors described above.

Unallocated items – Please refer to the Other Expense section for details.

Excluding the unallocated items, our adjusted consolidated operating profit margin increased by 1.0 margin points and 1.2 margin points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Interest expense	$3.0	$4.0	$9.0	$12.2
Capitalized interest	(0.8)	(0.3)	(2.3)	(1.0)
Interest income	(0.2)	(0.5)	(0.8)	(1.3)
Interest expense, net	$2.0	$3.2	$5.9	$9.9

Interest expense, net, decreased by $1.2 million, or 37.5%, and $4.0 million, or 40.4%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to lower interest expense resulting from less debt outstanding during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, and increases in capitalized interest resulting from ongoing capital projects, including the construction of our new facility in Waterford, Ireland.

Income Taxes

The provision for income taxes was $14.4 million and $38.3 million for the three and nine months ended September 30, 2016, and the effective tax rate was 29.3% and 28.1%, respectively. During the three and nine months ended September 30, 2016, we recorded a tax benefit of $0.7 million and $8.1 million, respectively, in connection with the restructuring and related charges discussed in Note 12, Other Expense, as well as a discrete tax charge of $0.3 million resulting from the impact of a change in the enacted tax rate in the United Kingdom on our previously-recorded deferred tax asset balances.

During the three months ended September 30, 2015, we recorded a tax benefit of $6.6 million, which included a tax benefit of $17.9 million in connection with the $49.0 million pension settlement charge discussed in Note 10, Benefit Plans. The provision for income taxes was $15.1 million for the nine months ended September 30, 2015. In addition to the tax benefit on the pension settlement charge, our 2015 year-to-date results included a tax benefit of $4.0 million in connection with the $10.9 million charge for the executive retirement and related costs discussed in Note 12, Other Expense.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies increased by $1.1 million, or 68.8%, and $2.4 million, or 63.2%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to favorable operating results at Daikyo.

Net Income

Net income for the three months ended September 30, 2016 was $37.6 million, which included restructuring and related charges of $1.6 million (net of $0.7 million in tax) and a discrete tax charge of $0.3 million. Net income for the three months ended September 30, 2015 was $1.5 million, which included a pension settlement charge of $31.1 million (net of $17.9 million in tax).

Net income for the nine months ended September 30, 2016 was $104.5 million, which included restructuring and related charges of $15.6 million (net of $8.1 million in tax), a charge related to the devaluation of the Venezuelan Bolivar of $2.7 million, and a discrete tax charge of $0.3 million. Net income for the nine months ended September 30, 2015 was $62.2 million, which included a pension settlement charge of $31.1 million (net of $17.9 million in tax) and a charge for executive retirement and related costs of $6.9 million (net of $4.0 million in tax).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2016	2015
Net cash provided by operating activities	$147.6	$144.4
Net cash used in investing activities	$(129.1)	$(85.6)
Net cash used in financing activities	$(87.5)	$(39.9)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $3.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to improved operating results and a decrease in pension plan contributions, partially offset by higher working capital requirements and an increase in income tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $43.5 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to an increase in capital spending, to $122.7 million, and our $8.4 million cost-method investment in an intradermal drug delivery company. The capital spending for the nine months ended September 30, 2016 consisted of spending for new products, expansion activity, and emerging markets, including the construction of our new facility in Waterford, Ireland.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $47.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to net debt repayments of $69.2 million, which included the maturity of our Euro note B, and $26.8 million in purchases under the share repurchase program announced in December 2015, partially offset by increases in proceeds and excess tax benefits from employee stock plans. Please refer to Note 3, Net Income Per Share, for further discussion of the share repurchase program.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$205.9	$274.6
Working capital	$421.3	$359.4
Total debt	$231.2	$298.2
Total equity	$1,142.3	$1,023.9
Net debt-to-total invested capital	2.2%	2.3%

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

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2016 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2016 included $70.5 million of cash held by subsidiaries within the U.S., and $135.4 million of cash held by subsidiaries outside of the U.S. Deferred income taxes have not been provided for any funds held by subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital – Working capital at September 30, 2016 increased by $61.9 million, or 17.2%, as compared to December 31, 2015, including an increase of $2.0 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $69.0 million, accounts receivable and inventories increased by $26.0 million and $17.1 million, respectively, and total current liabilities decreased by $81.1 million. Accounts receivable and inventories increased due to increased sales activity and timing, as accounts receivable and inventories are typically lower at year-end due to plant shutdowns. The decrease in current liabilities was primarily due to the maturity of our Euro note B between those period ends.

Debt and credit facilities – The $67.0 million decrease in total debt at September 30, 2016, as compared to December 31, 2015, resulted from net debt repayments of $69.2 million, which included the maturity of our Euro note B, partially offset by foreign currency rate fluctuations of $2.1 million and a reduction of $0.1 million in unamortized debt issuance costs.

Our sources of liquidity include our $300.0 million multi-currency revolving credit facility. At September 30, 2016, we had $28.5 million in outstanding borrowings under this facility, of which $4.9 million was denominated in Yen and $23.6 million was denominated in Euro. The total amount outstanding under this facility at September 30, 2016 and December 31, 2015 was classified as long-term. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in a borrowing capacity available under this facility of $268.5 million at September 30, 2016. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2016, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2015 Annual Report. During the three months ended September 30, 2016, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2016, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2015 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2015 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended September 30, 2016, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•
the relative strength of USD in relation to other currencies, particularly the Euro, the Danish Krone, the Singapore Dollar, Yen, Venezuelan Bolivar, Colombian and Argentinian Peso, and Brazilian Real; and

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2016, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2016 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act. Dollars are shown in millions, except per share data.

Period	Total number of shares purchased (1)(2)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
July 1 – 31, 2016	—	$—	—	446,500
August 1 – 31, 2016	80,190	81.40	80,000	366,500
September 1 – 30, 2016	37,420	81.56	37,310	329,190
Total	117,610	$81.45	117,310	329,190

(1)
Includes 300 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
In December 2015, we announced a share repurchase program authorizing the repurchase of up to 700,000 shares of the Company’s common stock from time to time on the open market or in privately- negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2016 and is expected to be completed by December 31, 2016. During the third quarter of 2016, the Company purchased 117,310 shares of its common stock under this program at a cost of $9.6 million, or an average price of $81.46 per share. During the nine months ended September 30, 2016, the Company purchased 370,810 shares of its common stock under this program at a cost of $26.8 million, or an average price of $72.14 per share.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

October 31, 2016

EXHIBIT INDEX

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted. (1)
10.1	Employment Agreement, dated August 28, 2016 between David Montecalvo and us.
10.2	Agreement, dated August 16, 2016 to amend Agreement by and between the Goodyear Tire & Rubber Company and us. (2)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

 (2) Certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

* Furnished, not filed.

F-1