Form 10-Q
period 2017-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2017-05-05
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of March 31, 2017, there were 73,553,655 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$387.7	$362.1
Cost of goods and services sold	253.6	238.8
Gross profit	134.1	123.3
Research and development	10.3	9.4
Selling, general and administrative expenses	61.6	58.1
Other expense (Note 12)	0.9	25.8
Operating profit	61.3	30.0
Interest expense	2.1	2.5
Interest income	0.3	0.3
Income before income taxes	59.5	27.8
Income tax expense	2.2	6.9
Equity in net income of affiliated companies	3.6	1.2
Net income	$60.9	$22.1

Net income per share:
Basic	$0.83	$0.31
Diluted	$0.81	$0.30

Weighted average shares outstanding:
Basic	73.3	72.5
Diluted	74.9	74.1

Dividends declared per share	$0.13	$0.12

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$60.9	$22.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.9	14.9
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.1) and $0.2	(0.1)	0.4
Net gain on investment securities, net of tax of $0.1	0.3	—
Net gain (loss) on derivatives, net of tax of $0.8 and $(0.2)	1.7	(0.7)
Other comprehensive income, net of tax	7.8	14.6
Comprehensive income	$68.7	$36.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$169.4	$203.0
Accounts receivable, net	224.8	200.5
Inventories	212.3	199.3
Other current assets	46.1	39.1
Total current assets	652.6	641.9
Property, plant and equipment	1,583.6	1,554.7
Less: accumulated depreciation and amortization	800.8	776.4
Property, plant and equipment, net	782.8	778.3
Investments in affiliated companies	81.3	82.7
Goodwill	103.5	103.0
Deferred income taxes	68.7	66.2
Intangible assets, net	23.1	23.3
Other noncurrent assets	21.5	21.3
Total Assets	$1,733.5	$1,716.7

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$34.4	$2.4
Accounts payable	106.1	122.0
Pension and other postretirement benefits	2.3	2.2
Accrued salaries, wages and benefits	43.9	51.6
Income taxes payable	6.2	4.5
Other current liabilities	63.6	58.3
Total current liabilities	256.5	241.0
Long-term debt	194.2	226.2
Deferred income taxes	9.8	9.2
Pension and other postretirement benefits	57.1	75.6
Other long-term liabilities	47.3	47.2
Total Liabilities	564.9	599.2

Commitments and contingencies (Note 14)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 74.4 million and 73.7 million; outstanding: 73.6 million and 73.1 million	18.6	18.4
Capital in excess of par value	276.0	260.4
Retained earnings	1,118.8	1,071.6
Accumulated other comprehensive loss	(179.0)	(186.8)
Treasury stock, at cost (0.8 million and 0.6 million shares)	(65.8)	(46.1)
Total Equity	1,168.6	1,117.5
Total Liabilities and Equity	$1,733.5	$1,716.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount
Balance, December 31, 2016	73.7	$18.4	$260.4	$(46.1)	$1,071.6	$(186.8)	$1,117.5
Effect of modified retrospective application of a new accounting standard (see Note 2)	—	—	—	—	(4.1)	—	(4.1)
Net income	—	—	—	—	60.9	—	60.9
Stock-based compensation	—	—	(0.7)	7.5	—	—	6.8
Shares issued under stock plans	0.7	0.2	16.7	3.1	—	—	20.0
Shares purchased under share repurchase program	—	—	—	(26.9)	—	—	(26.9)
Shares repurchased for employee tax withholdings	—	—	(0.4)	(3.4)	—	—	(3.8)
Dividends declared	—	—	—	—	(9.6)	—	(9.6)
Other comprehensive income, net of tax	—	—	—	—	—	7.8	7.8
Balance, March 31, 2017	74.4	$18.6	$276.0	$(65.8)	$1,118.8	$(179.0)	$1,168.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$60.9	$22.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.6	21.6
Amortization	0.7	0.7
Stock-based compensation	3.5	4.6
Non-cash restructuring charges	—	15.0
Other non-cash items, net	(3.2)	(1.0)
Changes in assets and liabilities	(63.8)	(60.0)
Net cash provided by operating activities	20.7	3.0

Cash flows from investing activities:
Capital expenditures	(37.5)	(39.0)
Other, net	2.8	0.4
Net cash used in investing activities	(34.7)	(38.6)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	—
Repayments under revolving credit agreements	—	—
Repayments of long-term debt	(0.6)	(68.0)
Dividend payments	(9.5)	(8.7)
Excess tax benefits from employee stock plans	—	11.0
Shares purchased under share repurchase program	(26.9)	(9.1)
Shares repurchased for employee tax withholdings	(3.8)	(3.7)
Proceeds from exercise of stock options and stock appreciation rights	18.1	12.6
Employee stock purchase plan contributions	1.0	0.8
Contingent consideration payments	(0.1)	—
Net cash used in financing activities	(21.8)	(65.1)
Effect of exchange rates on cash	2.2	4.2
Net decrease in cash and cash equivalents	(33.6)	(96.5)

Cash and cash equivalents at beginning of period	203.0	274.6
Cash and cash equivalents at end of period	$169.4	$178.1

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2017 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Recently Adopted Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the second step of the goodwill impairment test. A goodwill impairment charge will now be the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We adopted this guidance as of January 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements.

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted this guidance as of January 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements.

In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2017, on a modified retrospective basis. As a result of the adoption, a cumulative-effect adjustment of $4.1 million was recorded within retained earnings in our condensed consolidated balance sheet as of January 1, 2017 for unamortized tax expense previously deferred and previously unrecognized deferred tax assets.

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance as of January 1, 2017, on a prospective basis as it relates to the timing or recognition and classification of share-based compensation award-related income tax effects. For the three months ended March 31, 2017, we recorded a tax benefit of $15.9 million within income tax expense in our condensed consolidated statement of income. These tax benefits were recorded within capital in excess of par value in our condensed consolidated balance sheet in the prior-year period. Also per the amended guidance, we classified the $15.9 million of excess tax benefits within net cash provided by operating activities in our condensed consolidated statement of cash flows, rather than net cash used in financing activities, which included the excess tax benefits for the three months ended March 31, 2016. The amended guidance allows entities to account for award forfeitures as they occur, however, we have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. We expect to record additional tax benefits throughout 2017.

In March 2016, the FASB issued guidance that simplifies the transition to the equity method of accounting. This guidance eliminates the requirement to retroactively adopt the equity method of accounting when there is an increase in the level of ownership interest or degree of influence. We adopted this guidance as of January 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements.

In July 2015, the FASB issued guidance regarding the subsequent measurement of inventory. This guidance requires inventory measured using any method other than last-in, first-out or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value represents estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this guidance as of January 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements.

Standards Issued Not Yet Adopted

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). The guidance requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income (or capitalized in assets) and the other components will be reported separately outside of operations, and will not be eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.

In November 2016, the FASB issued guidance on the classification and presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. As of March 31, 2017, we had no restricted cash.

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

In February 2016, the FASB issued guidance on the accounting for leases. This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that this guidance will have on our financial statements. As of March 31, 2017, future minimum rental payments under non-cancelable operating leases were $65.8 million.

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

Note 3:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$60.9	$22.1

Weighted average common shares outstanding	73.3	72.5
Dilutive effect of equity awards, based on the treasury stock method	1.6	1.6
Weighted average shares assuming dilution	74.9	74.1

During the three months ended March 31, 2017 and 2016, there were 0.2 million and 0.6 million shares from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In December 2016, we announced a share repurchase program authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2017 and is expected to be completed by December 31, 2017. During the three months ended March 31, 2017, we purchased 325,000 shares of our common stock under the program at a cost of $26.9 million, or an average price of $82.84 per share.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2017	December 31, 2016
Raw materials	$81.7	$78.0
Work in process	33.0	28.9
Finished goods	97.6	92.4
	$212.3	$199.3

Note 5:  Affiliated Companies

At March 31, 2017 and December 31, 2016, the aggregate carrying amount of investments in equity-method affiliates was $67.9 million and $69.3 million, respectively, and the aggregate carrying amount of cost-method investments, for which fair value was not readily determinable, was $13.4 million at both period-ends. We test our cost-method investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2016 Annual Report for additional details.

Note 6:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of December 31, 2016.

($ in millions)	March 31, 2017	December 31, 2016
Term loan, due January 1, 2018 (2.27%)	$34.3	$34.9
Note payable, due December 31, 2019	0.2	0.2
Credit Facility, due October 15, 2020 (1.00%)	26.9	26.4
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	229.4	229.5
Less: unamortized debt issuance costs	0.8	0.9
Total debt	228.6	228.6
Less: current portion of long-term debt	34.4	2.4
Long-term debt, net	$194.2	$226.2

Please refer to Note 8, Debt, to the consolidated financial statements in our 2016 Annual Report for additional details regarding our debt agreements.

At March 31, 2017, we had $26.9 million in outstanding long-term borrowings under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), of which $4.5 million was denominated in Japanese Yen (“Yen”) and $22.4 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in an available borrowing capacity under the Credit Facility of $270.1 million at March 31, 2017. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with this facility.

In addition, at March 31, 2017, we had $34.3 million outstanding under our five-year term loan due January 2018, all of which was classified as current. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan.

Note 7:  Derivative Financial Instruments

Our ongoing business operations expose us to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for investment or trading purposes. All derivatives are recorded in our condensed consolidated balance sheet at fair value.

Interest Rate Risk

At March 31, 2017, we had a $34.3 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge.

Foreign Exchange Rate Risk

In 2016 and 2015, we entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of March 31, 2017 and December 31, 2016, the total amount of these forward exchange contracts was €73.0 million and €57.5 million, respectively.

In addition, in the fourth quarter of 2016, we entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2017, we had outstanding foreign currency contracts to purchase and sell certain currencies, as follows:

(in millions)		Sell
Currency	Purchase	U. S. Dollar (“USD”)	Euro
USD	51.5	—	48.1
Yen	5,752.0	33.1	16.8
Singapore Dollar	35.6	17.2	7.4

At March 31, 2017, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($22.4 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation gain of $1.4 million pre-tax ($0.9 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2017. We have also designated our ¥500.0 million ($4.5 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At March 31, 2017, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.3 million pre-tax ($0.2 million after tax), which was also included within accumulated other comprehensive loss.

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

In November 2016, we purchased a series of call options for a total of 96,525 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases through November 2017. With these contracts, we may benefit from an increase in crude oil prices, as there is no downward exposure other than the $0.2 million premium that we paid to purchase the contracts.

During the three months ended March 31, 2017, the loss recorded in cost of goods and services sold related to these call options was $0.2 million.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 8, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2017 and December 31, 2016.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$(0.6)	$0.1	$—	Net sales
Foreign currency hedge contracts	1.1	(0.2)	—	—	Cost of goods and services sold
Interest rate swap contracts	—	(0.2)	0.1	0.2	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$1.4	$(1.0)	$0.3	$0.3
Net Investment Hedges:
Foreign currency-denominated debt	$(0.3)	$(1.1)	$—	$—	Other expense
Total	$(0.3)	$(1.1)	$—	$—

For the three months ended March 31, 2017 and 2016, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$7.5	$7.5	$—	$—
Foreign currency contracts	1.6	—	1.6	—
	$9.1	$7.5	$1.6	$—
Liabilities:
Contingent consideration	$8.2	$—	$—	$8.2
Deferred compensation liabilities	8.9	8.9	—	—
Interest rate swap contract	0.7	—	0.7	—
Foreign currency contracts	0.1	—	0.1	—
	$17.9	$8.9	$0.8	$8.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$7.4	$7.4	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.6	$7.4	$0.2	$—
Liabilities:
Contingent consideration	$8.0	$—	$—	$8.0
Deferred compensation liabilities	8.4	8.4	—	—
Interest rate swap contract	1.0	—	1.0	—
Foreign currency contracts	1.6	—	1.6	—
	$19.0	$8.4	$2.6	$8.0

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

The following table provides a summary of changes in our Level 3 fair value measurements:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$8.0	$6.0
Increase in fair value recorded in earnings	0.3	0.2
Payments	(0.1)	—
Ending balance	$8.2	$6.2

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2017, the estimated fair value of long-term debt was $196.8 million compared to a carrying amount of $194.2 million. At December 31, 2016, the estimated fair value of long-term debt was $228.3 million and the carrying amount was $226.2 million.

Note 9:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2017, there were 4,693,250 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2017, we granted 418,528 stock options at a weighted average exercise price of $83.47 per share based on the grant-date fair value of our stock to key employees under the 2016 Plan. The weighted average grant date fair value of options granted was $17.94 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.05%; expected life of 5.9 years based on prior experience; stock volatility of 19.9% based on historical data; and a dividend yield of 0.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2017, we granted 86,597 performance share unit (“PSU”) awards at a weighted average grant-date fair value of $83.47 per share to key employees under the 2016 Plan. Each PSU award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PSU awards may vary from

0% to 200% of an employee’s targeted award. The fair value of PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $3.5 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
Service cost	$2.7	$2.7	$—	$0.1	$2.7	$2.8
Interest cost	2.5	2.6	0.1	0.1	2.6	2.7
Expected return on assets	(3.4)	(3.2)	—	—	(3.4)	(3.2)
Amortization of prior service credit	(0.3)	(0.3)	(0.2)	—	(0.5)	(0.3)
Recognized actuarial losses (gains)	1.2	1.1	(0.7)	(0.3)	0.5	0.8
Net periodic benefit cost	$2.7	$2.9	$(0.8)	$(0.1)	$1.9	$2.8

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
U.S. plans	$2.0	$2.3	$(0.8)	$(0.1)	$1.2	$2.2
International plans	0.7	0.6	—	—	0.7	0.6
Net periodic benefit cost	$2.7	$2.9	$(0.8)	$(0.1)	$1.9	$2.8

During the three months ended March 31, 2017, we contributed $20.0 million to our U.S. qualified pension plan.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2016	$(3.2)	$5.2	$(45.4)	$(143.4)	$(186.8)
Other comprehensive income (loss) before reclassifications	1.4	0.3	(0.1)	5.9	7.5
Amounts reclassified out	0.3	—	—	—	0.3
Other comprehensive income (loss), net of tax	1.7	0.3	(0.1)	5.9	7.8
Balance, March 31, 2017	$(1.5)	$5.5	$(45.5)	$(137.5)	$(179.0)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2017	2016
Losses on cash flow hedges:
Foreign currency contracts	$(0.1)	$—	Net sales
Interest rate swap contracts	(0.2)	(0.3)	Interest expense
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(0.4)	(0.4)
Tax expense	0.1	0.1
Net of tax	$(0.3)	$(0.3)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.5	$0.3	(a)
Actuarial losses	(0.5)	(0.8)	(a)
Total before tax	—	(0.5)
Tax expense	—	0.2
Net of tax	$—	$(0.3)
Total reclassifications for the period, net of tax	$(0.3)	$(0.6)

(a)     These components are included in the computation of net periodic benefit cost. Please refer to Note 10, Benefit Plans, for additional details.

Note 12:  Other Expense

Other expense consists of:

	Three Months Ended March 31,
($ in millions)	2017	2016
Restructuring and related charges:
Severance and post-employment benefits	$—	$7.9
Asset-related charges	—	15.0
Total restructuring and related charges	—	22.9
Venezuela currency devaluation	—	2.7
Development income	(0.4)	(0.4)
Contingent consideration costs	0.3	0.2
Other items	1.0	0.4
Total other expense	$0.9	$25.8

Restructuring and Related Charges

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization.

During the three months ended March 31, 2016, we incurred $22.9 million in restructuring and related charges, consisting of $7.9 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment.

During the year ended December 31, 2016, we incurred $26.4 million in restructuring and related charges, consisting of $8.9 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, $7.3 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment, and $0.2 million for other charges.

The balance of the charges related to this plan will be recognized as incurred in 2017.

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2016	$5.9	$—	$—	$5.9
Charges	—	—	—	—
Cash payments	(1.1)	—	—	(1.1)
Non-cash asset write-downs	—	—	—	—
Balance, March 31, 2017	$4.8	$—	$—	$4.8

Other Items

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. As a result, during the three months ended March 31, 2016, we recorded a $2.7 million charge. If there are further devaluations of the Bolivar or other changes in the currency exchange mechanisms in Venezuela in the future, a pre-tax charge of up to $15.0 million, or $0.12 to $0.15 per diluted share, for the potential deconsolidation of our Venezuelan subsidiary, could be required. We will continue to actively monitor the political and economic developments in Venezuela, particularly as we have recently experienced reduced access to USD controlled by the Venezuelan government.

In addition, during both the three months ended March 31, 2017 and 2016, we recognized development income of $0.4 million within Proprietary Products, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. As of March 31, 2017, there was $14.0 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $12.5 million was included in other long-term liabilities. The unearned income is being recognized as development income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 8, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 13:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $2.2 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively, and the effective tax rate was 3.6% and 24.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016, reflects the impact of a tax benefit of $15.9 million associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Please refer to Note 2, New Accounting Standards, for additional details.

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

There have been no significant changes to the commitments and contingencies included in our 2016 Annual Report.

Note 15:  Segment Information

Our business operations are organized into two reportable segments, Proprietary Products and Contract-Manufactured Products. Our Proprietary Products reportable segment develops commercial, operational, and innovation strategies across our global network, with specific emphasis on product offerings to biotechnology, generics, and pharmaceutical customers. Our Contract-Manufactured Products reportable segment serves as a fully integrated business focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customers.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net sales:
Proprietary Products	$308.8	$290.8
Contract-Manufactured Products	79.1	71.6
Intersegment sales elimination	(0.2)	(0.3)
Consolidated net sales	$387.7	$362.1
Operating profit (loss):
Proprietary Products	$64.9	$61.9
Contract-Manufactured Products	8.8	7.0
Corporate	(12.4)	(13.3)
Other unallocated items	—	(25.6)
Total operating profit	$61.3	$30.0
Interest expense	2.1	2.5
Interest income	0.3	0.3
Income before income taxes	$59.5	$27.8

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

During the three months ended March 31, 2016, we recorded $22.9 million in restructuring and related charges, as well as a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD. Please refer to Note 12, Other Expense, for further discussion of these items.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2016 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2016 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

Our Operations

We are a manufacturer of packaging components and delivery systems for injectable drugs and healthcare products. Our products include vial containment solutions, prefillable systems, self-injection platforms, cartridge systems and components, reconstitution and transfer systems, intradermal delivery solutions, specialty components, and contract manufacturing and analytical services. Our customers include the leading biotechnology, generics, pharmaceutical, diagnostic, and medical device companies in the world. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

Our business operations are organized into two reportable segments, Proprietary Products and Contract-Manufactured Products. Our Proprietary Products reportable segment develops commercial, operational, and innovation strategies across our global network, with specific emphasis on product offerings to biotechnology, generics, and pharmaceutical customers. Our Contract-Manufactured Products reportable segment serves as a fully integrated business focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customers. We also maintain global partnerships to share technologies and market products with affiliates in Japan and Mexico.

2017 Financial Performance Summary

Consolidated net sales increased by $25.6 million, or 7.1%, for the three months ended March 31, 2017, as compared to the same period in 2016. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2017 increased by $31.4 million, or 8.7%, as compared to the same period in 2016.

Consolidated gross profit increased by $10.8 million, or 8.8%, for the three months ended March 31, 2017, as compared to the same period in 2016, primarily as higher sales volume, sales price increases, and production efficiencies were partially offset by increased labor, material, and overhead costs.

Net income per diluted share was $0.81 for the three months ended March 31, 2017, as compared to $0.30 in the same period in 2016. Results for the three months ended March 31, 2017 included the impact of a tax benefit of $0.21 per diluted share associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Please refer to Note 2, New Accounting Standards, for additional details. Results for the three months ended March 31, 2016 included restructuring and related charges and a charge related to the devaluation of the Venezuelan Bolivar, which reduced net income per diluted share by $0.20 and $0.03, respectively.

At March 31, 2017, our cash and cash equivalents balance totaled $169.4 million and our available borrowing capacity under our Credit Facility was $270.1 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Three Months Ended March 31,		% Change
($ in millions)	2017	2016	As-Reported	Ex-Currency
Proprietary Products	$308.8	$290.8	6.2%	8.0%
Contract-Manufactured Products	79.1	71.6	10.6%	11.4%
Intersegment sales elimination	(0.2)	(0.3)	—	—
Consolidated net sales	$387.7	$362.1	7.1%	8.7%

Consolidated net sales increased by $25.6 million, or 7.1%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $5.8 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2017 increased by $31.4 million, or 8.7%, as compared to the same period in 2016. Consolidated net sales originating in the U.S. for the three months ended March 31, 2017 were $175.6 million, an increase of 0.7% from the same period in 2016. Consolidated net sales generated outside of the U.S. (mainly in Europe) for the three months ended March 31, 2017 were $212.1 million, an increase of 13.0% from the same period in 2016. Excluding foreign currency translation effects, consolidated net sales generated outside of the U.S. for the three months ended March 31, 2017 increased by 16.1% from the same period in 2016.

Proprietary Products – Proprietary Products net sales increased by $18.0 million, or 6.2%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $5.2 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2017 increased by $23.2 million, or 8.0%, as compared to the same period in 2016, due to growth in our high-value product offerings, including our FluroTec®-coated components and our self-injection systems. Higher sales volume contributed 5.7 percentage points of the increase, and sales price increases, primarily in Venezuela, contributed 2.3 percentage points of the increase.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $7.5 million, or 10.6%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $0.6 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2017 increased by $8.1 million, or 11.4%, as compared to the same period in 2016, primarily due to the initial commercial ramp-up of large projects that commenced in the latter half of 2016. Higher sales volume contributed 9.7 percentage points of the increase, and sales price increases contributed 1.7 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2017	2016
Proprietary Products:
Gross Profit	$121.2	$112.8
Gross Profit Margin	39.2%	38.8%
Contract-Manufactured Products:
Gross Profit	$12.9	$10.5
Gross Profit Margin	16.3%	14.7%
Consolidated Gross Profit	$134.1	$123.3
Consolidated Gross Profit Margin	34.6%	34.0%

Consolidated gross profit increased by $10.8 million, or 8.8%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.6 million. Consolidated gross profit margin increased by 0.6 margin points for the three months ended March 31, 2017, as compared to the same period in 2016.

Proprietary Products – Proprietary Products gross profit increased by $8.4 million, or 7.4%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.6 million. Proprietary Products gross profit margin increased by 0.4 margin points for the three months ended March 31, 2017, as compared to the same period in 2016, as sales price increases, primarily in Venezuela, and production efficiencies were partially offset by increased labor and overhead costs.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $2.4 million, or 22.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. Contract-Manufactured Products gross profit margin increased by 1.6 margin points for the three months ended March 31, 2017, as compared to the same period in 2016, as higher sales volume and sales price increases were partially offset by increased labor and overhead costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2017	2016
Proprietary Products	$10.3	$9.4
Contract-Manufactured Products	—	—
Consolidated R&D Costs	$10.3	$9.4

Consolidated R&D costs increased by $0.9 million, or 9.6%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to continued investment in advanced delivery and container systems, process technology, and formulation development.

All of the R&D costs incurred during the three months ended March 31, 2017 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2017	2016
Proprietary Products	$45.1	$41.0
Contract-Manufactured Products	4.1	3.8
Corporate	12.4	13.3
Consolidated SG&A costs	$61.6	$58.1
SG&A as a % of net sales	15.9%	16.0%

Consolidated SG&A costs increased by $3.5 million, or 6.0%, for the three months ended March 31, 2017, as compared to the same period in 2016, including the impact of foreign currency translation, which decreased SG&A costs by $0.4 million for the three months ended March 31, 2017.

Proprietary Products – Proprietary Products SG&A costs increased by $4.1 million, or 10.0%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to increases in compensation costs, primarily related to headcount and merit increases, and incentive compensation costs. Foreign currency translation decreased Proprietary Products SG&A costs by $0.4 million for the three months ended March 31, 2017.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $0.3 million, or 7.9%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to an increase in consulting and legal costs.

Corporate – Corporate SG&A costs decreased by $0.9 million, or 6.8%, for the three months ended March 31, 2017, as compared to the same period in 2016, as decreases in stock-based compensation expense and U.S. pension costs were partially offset by an increase in benefit costs.

Other Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

Expense (income)	Three Months Ended March 31,
($ in millions)	2017	2016
Proprietary Products	$1.0	$0.5
Contract-Manufactured Products	—	(0.3)
Corporate	(0.1)	—
Unallocated items	—	25.6
Consolidated other expense	$0.9	$25.8

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense decreased by $24.9 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Proprietary Products – Proprietary Products other expense increased by $0.5 million for the three months ended March 31, 2017, as compared to the same period in 2016, due to a decrease in miscellaneous income.

Contract-Manufactured Products – Contract-Manufactured Products other income decreased by $0.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, due to gains on the sale of fixed assets recorded during the three months ended March 31, 2016.

Corporate – Corporate other income increased by $0.1 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Unallocated items – During the three months ended March 31, 2016, we recorded $22.9 million in restructuring and related charges, consisting of $7.9 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.0 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. In addition, during the three months ended March 31, 2016, we recorded a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD. Please refer to Note 12, Other Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2017	2016
Proprietary Products	$64.9	$61.9
Contract-Manufactured Products	8.8	7.0
Corporate	(12.4)	(13.3)
Adjusted consolidated operating profit	$61.3	$55.6
Adjusted consolidated operating profit margin	15.8%	15.4%
Unallocated items	—	(25.6)
Consolidated operating profit	$61.3	$30.0
Consolidated operating profit margin	15.8%	8.3%

Consolidated operating profit increased by $31.3 million, or 104.3%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.1 million.

Proprietary Products – Proprietary Products operating profit increased by $3.0 million, or 4.8%, for the three months ended March 31, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.1 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $1.8 million, or 25.7%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to the factors described above.

Corporate – Corporate costs decreased by $0.9 million, or 6.8%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to the factors described above.

Unallocated items – Please refer to the Other Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2017	2016
Interest expense	$2.7	$3.2
Capitalized interest	(0.6)	(0.7)
Interest income	(0.3)	(0.3)
Interest expense, net	$1.8	$2.2

Interest expense, net, decreased by $0.4 million, or 18.2%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to lower interest expense resulting from less debt outstanding during the three months ended March 31, 2017, as compared to the same period in 2016.

Income Taxes

The provision for income taxes was $2.2 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively, and the effective tax rate was 3.6% and 24.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016, reflects the impact of a tax benefit of $15.9 million associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Please refer to Note 2, New Accounting Standards, for additional details.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies increased by $2.4 million, or 200.0%, for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the impact of gains on the sale of investment securities by Daikyo.

Net Income

Net income for the three months ended March 31, 2017 was $60.9 million, which included the impact of a tax benefit of $15.9 million associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions.

Net income for the three months ended March 31, 2016 was $22.1 million, which included restructuring and related charges of $15.0 million (net of $7.9 million in tax) and a charge related to the devaluation of the Venezuelan Bolivar of $2.5 million (net of $0.2 million in tax).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2017	2016
Net cash provided by operating activities	$20.7	$3.0
Net cash used in investing activities	$(34.7)	$(38.6)
Net cash used in financing activities	$(21.8)	$(65.1)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $17.7 million for the three months ended March 31, 2017, as compared to the same period in 2016, due to improved operating results, partially offset by a $20.0 million pension plan contribution to our U.S. qualified pension plan during the three months ended March 31, 2017.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $3.9 million for the three months ended March 31, 2017, as compared to the same period in 2016, due to a $1.5 million decrease in capital spending and our receipt of insurance proceeds. The capital spending for the three months ended March 31, 2017 consisted of spending for new products, expansion activity, and emerging markets, including the construction of our new facility in Waterford, Ireland.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $43.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in net debt repayments, as our Euro note B matured in February 2016, partially offset by an increase in purchases under our share repurchase programs and an increase in proceeds from employee stock plans. Please refer to Note 3, Net Income Per Share, for further discussion of the share repurchase program announced in December 2016.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$169.4	$203.0
Working capital	$396.1	$400.9
Total debt	$228.6	$228.6
Total equity	$1,168.6	$1,117.5
Net debt-to-total invested capital	4.8%	2.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2017 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2017 included $33.6 million of cash held by subsidiaries within the U.S., and $135.8 million of cash held by subsidiaries outside of the U.S. Deferred income taxes have not been provided for any funds held by subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital – Working capital at March 31, 2017 decreased by $4.8 million, or 1.2%, as compared to December 31, 2016, including an increase of $4.5 million due to foreign currency translation, due to an increase in total current liabilities, a decrease in cash and cash equivalents, and increases in accounts receivable and inventories. Excluding the impact of currency exchange rates, total current liabilities increased by $13.7 million, cash and cash equivalents decreased by $35.8 million, and accounts receivable and inventories increased by $22.3 million and $11.2 million, respectively. The increase in current liabilities was primarily due to the reclassification of our term loan from long-term debt to current liabilities between those period ends, partially offset by a decrease in accounts payable. Cash and cash equivalents decreased primarily due to $26.9 million in purchases under our share repurchase program and a $20.0 million pension plan contribution to our U.S. qualified pension plan. The increase in inventories was due to timing, as inventories are typically lower at year-end due to plant shutdowns.

Debt and credit facilities – Total debt remained constant between March 31, 2017 and December 31, 2016, as net debt repayments of $0.6 million were offset by foreign currency rate fluctuations of $0.5 million and a reduction of $0.1 million in unamortized debt issuance costs.

Our sources of liquidity include our Credit Facility. At March 31, 2017, we had $26.9 million in outstanding long-term borrowings under this facility, of which $4.5 million was denominated in Yen and $22.4 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in an available borrowing capacity under the Credit Facility of $270.1 million at March 31, 2017. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2017, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2016 Annual Report. During the three months ended March 31, 2017, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2016 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2016 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2017, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•
whether customers agree to incorporate our products and delivery systems with their new and existing drug products, the ultimate timing and successful commercialization of those products and systems, which involves substantial evaluations of the functional, operational, clinical and economic viability of our products, and the rate, timing and success of regulatory approval for the drug products that incorporate our components and systems;

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

•
the relative strength of USD in relation to other currencies, particularly the Euro, the Singapore Dollar, the Danish Krone, Yen, Venezuelan Bolivar, Colombian and Argentinian Peso, and Brazilian Real; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2016 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2016 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2016 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2017 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share (1)(2)(3)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
January 1 – 31, 2017	1,777	$84.26	—	800,000
February 1 – 28, 2017	130,095	84.84	75,000	725,000
March 1 – 31, 2017	250,000	82.67	250,000	475,000
Total	381,872	$83.42	325,000	475,000

(1)
Includes 10,176 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 46,696 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on the vesting of restricted stock awards, as part of the 2011 and 2016 Plans.

(3)
In December 2016, we announced a share repurchase program authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2017 and is expected to be completed by December 31, 2017. During the first quarter of 2017, we purchased 325,000 shares of our common stock under the program at a cost of $26.9 million, or an average price of $82.84 per share.

ITEM 5.  OTHER INFORMATION

Our 2017 Annual Meeting of Shareholders was held on May 2, 2017 at our corporate headquarters. Our shareholders voted on four proposals at the Annual Meeting. The proposals are described in detail in our proxy statement filed on March 22, 2017. As of March 7, 2017, the record date, there were 73,326,840 shares outstanding. Shareholders representing 67,332,822, or 91.8%, of the common shares outstanding were present in person or were represented by proxy at the Annual Meeting. The final results for the votes on each proposal are set forth below.

Proposal 1: Our shareholders elected the following directors to serve on our Board until the 2018 Annual Meeting of Shareholders:

Name	For	Against	Withheld/Abstain	Broker Non-Votes
Mark A. Buthman	64,532,664	70,042	93,747	2,636,369
William F. Feehery	64,538,589	64,132	93,732	2,636,369
Eric M. Green	63,865,364	737,783	93,306	2,636,369
Thomas W. Hofmann	64,534,819	68,054	93,580	2,636,369
Paula A. Johnson	32,515,415	17,110,568	15,070,470	2,636,369
Myla P. Lai-Goldman	64,540,057	63,881	92,515	2,636,369
Douglas A. Michels	63,880,477	722,229	93,747	2,636,369
Paolo Pucci	55,876,981	7,118,812	1,700,660	2,636,369
John H. Weiland	63,864,281	738,425	93,747	2,636,369
Patrick J. Zenner	63,752,392	816,569	127,492	2,636,369

As explained in our additional definitive proxy materials filed on April 14, 2017, which included a revised proxy card, we treated all “Withhold” votes made prior to April 14 or made pursuant to our original proxy card as “Against” votes for purposes of director elections.

Proposal 2: Our shareholders approved, on an advisory basis, named executive officer compensation:

For	Against	Abstain	Broker Non-Votes
61,921,308	2,626,714	148,431	2,636,369

Proposal 3: Our shareholders approved an annual advisory vote on executive compensation:

Annual	Every 2 Years	Every 3 Years	Abstain	Broker Non-Votes
58,013,162	18,296	6,544,179	120,816	2,636,369

Proposal 4: Our shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2017 fiscal year. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
67,044,747	196,115	91,960	Not applicable

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

May 5, 2017

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