Form 10-Q
period 2017-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2017-10-31
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☑

As of September 30, 2017, there were 74,252,923 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$398.2	$376.7	$1,183.5	$1,126.8
Cost of goods and services sold	273.2	255.6	799.4	749.1
Gross profit	125.0	121.1	384.1	377.7
Research and development	9.1	9.0	29.4	27.2
Selling, general and administrative expenses	61.5	58.3	183.7	178.9
Other (income) expense (Note 12)	(9.5)	2.5	3.1	29.1
Operating profit	63.9	51.3	167.9	142.5
Interest expense	1.3	2.2	5.7	6.7
Interest income	0.3	0.2	0.9	0.8
Income before income taxes	62.9	49.3	163.1	136.6
Income tax expense	14.0	14.4	19.1	38.3
Equity in net income of affiliated companies	2.1	2.7	6.7	6.2
Net income	$51.0	$37.6	$150.7	$104.5

Net income per share:
Basic	$0.69	$0.51	$2.04	$1.43
Diluted	$0.67	$0.50	$1.99	$1.40

Weighted average shares outstanding:
Basic	74.2	73.3	73.8	73.0
Diluted	75.9	75.0	75.8	74.7

Dividends declared per share	$0.14	$0.13	$0.40	$0.37

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$51.0	$37.6	$150.7	$104.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.5	5.9	64.7	15.9
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.3), $0.3, $(0.7) and $0.9, respectively	(0.7)	0.6	(1.6)	2.2
Net loss on investment securities, net of tax of $(2.9)	—	—	(5.1)	—
Net (loss) gain on derivatives, net of tax of $(0.2), $(0.1), $(0.5) and $0.4, respectively	(0.6)	—	(1.8)	0.7
Other comprehensive income, net of tax	21.2	6.5	56.2	18.8
Comprehensive income	$72.2	$44.1	$206.9	$123.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$269.3	$203.0
Accounts receivable, net	251.8	200.5
Inventories	215.8	199.3
Other current assets	40.0	39.1
Total current assets	776.9	641.9
Property, plant and equipment	1,701.2	1,554.7
Less: accumulated depreciation and amortization	865.8	776.4
Property, plant and equipment, net	835.4	778.3
Investments in affiliated companies	84.6	82.7
Goodwill	107.1	103.0
Deferred income taxes	87.2	66.2
Intangible assets, net	22.5	23.3
Other noncurrent assets	16.7	21.3
Total Assets	$1,930.4	$1,716.7

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$33.2	$2.4
Accounts payable	121.9	122.0
Pension and other postretirement benefits	2.3	2.2
Accrued salaries, wages and benefits	62.9	51.6
Income taxes payable	7.4	4.5
Other current liabilities	72.3	58.3
Total current liabilities	300.0	241.0
Long-term debt	196.6	226.2
Deferred income taxes	8.9	9.2
Pension and other postretirement benefits	62.0	75.6
Other long-term liabilities	46.0	47.2
Total Liabilities	613.5	599.2

Commitments and contingencies (Note 14)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.25 par value; 100.0 million shares authorized; issued: 75.1 million and 73.7 million; outstanding: 74.3 million and 73.1 million	18.7	18.4
Capital in excess of par value	302.9	260.4
Retained earnings	1,188.6	1,071.6
Accumulated other comprehensive loss	(130.6)	(186.8)
Treasury stock, at cost (0.8 million and 0.6 million shares)	(62.7)	(46.1)
Total Equity	1,316.9	1,117.5
Total Liabilities and Equity	$1,930.4	$1,716.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount
Balance, December 31, 2016	73.7	$18.4	$260.4	$(46.1)	$1,071.6	$(186.8)	$1,117.5
Effect of modified retrospective application of a new accounting standard (see Note 2)	—	—	—	—	(4.1)	—	(4.1)
Net income	—	—	—	—	150.7	—	150.7
Stock-based compensation	—	—	4.3	7.5	—	—	11.8
Shares issued under stock plans	1.4	0.3	33.9	6.2	—	—	40.4
Shares purchased under share repurchase program	—	—	—	(26.9)	—	—	(26.9)
Shares repurchased for employee tax withholdings	—	—	(0.4)	(3.4)	—	—	(3.8)
Dividends declared	—	—	—	—	(29.6)	—	(29.6)
Other adjustments to capital in excess of par value	—	—	4.7	—	—	—	4.7
Other comprehensive income, net of tax	—	—	—	—	—	56.2	56.2
Balance, 9/30/2017	75.1	$18.7	$302.9	$(62.7)	$1,188.6	$(130.6)	$1,316.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$150.7	$104.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69.9	65.9
Amortization	1.9	2.0
Stock-based compensation	13.6	14.1
Non-cash restructuring charges	—	15.9
Venezuela deconsolidation	11.1	—
Other non-cash items, net	(3.2)	(3.7)
Changes in assets and liabilities	(62.2)	(51.1)
Net cash provided by operating activities	181.8	147.6

Cash flows from investing activities:
Capital expenditures	(101.3)	(122.7)
Purchase of cost-method investment	—	(8.4)
Cash related to deconsolidated Venezuelan subsidiary	(6.0)	—
Other, net	3.1	2.0
Net cash used in investing activities	(104.2)	(129.1)

Cash flows from financing activities:
Repayments of long-term debt	(1.8)	(69.2)
Dividend payments	(28.7)	(26.2)
Excess tax benefits from employee stock plans	—	13.9
Shares purchased under share repurchase program	(26.9)	(26.8)
Shares repurchased for employee tax withholdings	(3.8)	(3.7)
Proceeds from exercise of stock options and stock appreciation rights	36.0	21.8
Employee stock purchase plan contributions	3.2	2.8
Contingent consideration payments	(0.5)	(0.1)
Net cash used in financing activities	(22.5)	(87.5)
Effect of exchange rates on cash	11.2	0.3
Net increase (decrease) in cash and cash equivalents	66.3	(68.7)

Cash and cash equivalents at beginning of period	203.0	274.6
Cash and cash equivalents at end of period	$269.3	$205.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

As of April 1, 2017, our consolidated financial statements exclude the results of our Venezuelan subsidiary. Please refer to Note 12, Other (Income) Expense, for further discussion.

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

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance as of January 1, 2017, on a prospective basis as it relates to the timing or recognition and classification of share-based compensation award-related income tax effects. For the three and nine months ended September 30, 2017, we recorded a tax benefit of $4.8 million and $30.3 million, respectively, within income tax expense in our condensed consolidated statement of income. These tax benefits were recorded within capital in excess of par value in our condensed consolidated balance sheet in the prior-year period. Also per the amended guidance, we classified the $30.3 million of excess tax benefits within net cash provided by operating activities in our condensed consolidated statement of cash flows, rather than net cash used in financing activities, which included the excess tax benefits for the nine months ended September 30, 2016. The amended guidance allows entities to account for award forfeitures as they occur, however, we have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. We expect to record additional tax benefits throughout 2017.

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

Standards Issued Not Yet Adopted

In August 2017, the FASB issued guidance which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance will have on our financial statements.

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

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). The guidance requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income (or capitalized in assets) and the other components will be reported separately outside of operations, and will not be eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. Upon adoption, we will apply the income statement classification provisions of this guidance retrospectively, and will reclassify net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three and nine months ended September 30, 2017 was $1.4 million and $5.3 million, respectively, of which $2.5 million and $7.8 million, respectively, related to service cost. This guidance has no impact on net income.

In November 2016, the FASB issued guidance on the classification and presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. As of September 30, 2017, we had no restricted cash.

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

In February 2016, the FASB issued guidance on the accounting for leases. This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that this guidance will have on our financial statements. As of September 30, 2017, future minimum rental payments under non-cancelable operating leases were $77.6 million.

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We believe that the adoption of this guidance will not have a material impact on our financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. Entities can choose to apply the guidance using either a full retrospective approach or a modified retrospective approach. Based on the results of the procedures performed through September 30, 2017, which has included a review of a representative sample of our contracts across our reportable segments and revenue streams, we believe that the adoption of this guidance will not have a material impact on our financial statements, particularly as the majority of our net sales relates to the sale of packaging components. We continue to review the impact that the adoption of this guidance will have on our other revenue streams, our financial statement disclosures, as well as our accounting policies, business processes, and internal controls. We expect to apply the guidance using the modified retrospective approach.

Note 3:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$51.0	$37.6	$150.7	$104.5

Weighted average common shares outstanding	74.2	73.3	73.8	73.0
Dilutive effect of equity awards, based on the treasury stock method	1.7	1.7	2.0	1.7
Weighted average shares assuming dilution	75.9	75.0	75.8	74.7

During the three months ended September 30, 2017 and 2016, there were 0.5 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.4 million and 0.1 million antidilutive shares outstanding during the nine months ended September 30, 2017 and 2016, respectively.

In December 2016, we announced a share repurchase program authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2017 and is expected to be completed by December 31, 2017. There were no shares purchased during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we purchased 325,000 shares of our common stock under the program at a cost of $26.9 million, or an average price of $82.84 per share.

Note 4:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2017	December 31, 2016
Raw materials	$89.2	$78.0
Work in process	33.7	28.9
Finished goods	92.9	92.4
	$215.8	$199.3

Note 5:  Affiliated Companies

At September 30, 2017 and December 31, 2016, the aggregate carrying amount of investments in equity-method affiliates was $71.2 million and $69.3 million, respectively, and the aggregate carrying amount of cost-method investments, for which fair value was not readily determinable, was $13.4 million at both period-ends. We test our cost-method investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2016 Annual Report for additional details.

Note 6:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2017.

($ in millions)	September 30, 2017	December 31, 2016
Term loan, due January 1, 2018 (2.74%)	$33.1	$34.9
Note payable, due December 31, 2019	0.1	0.2
Credit Facility, due October 15, 2020 (1.00%)	29.3	26.4
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	230.5	229.5
Less: unamortized debt issuance costs	0.7	0.9
Total debt	229.8	228.6
Less: current portion of long-term debt	33.2	2.4
Long-term debt, net	$196.6	$226.2

Please refer to Note 8, Debt, to the consolidated financial statements in our 2016 Annual Report for additional details regarding our debt agreements.

At September 30, 2017, we had $29.3 million in outstanding long-term borrowings under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), of which $4.5 million was denominated in Japanese Yen (“Yen”) and $24.8 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in an available borrowing capacity under the Credit Facility of $267.7 million at September 30, 2017. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with this facility.

In addition, at September 30, 2017, we had $33.1 million outstanding under our five-year term loan due January 2018, all of which was classified as current. Please refer to Note 7, Derivative Financial Instruments, for a discussion of the interest-rate swap agreement associated with this loan, and please refer to Note 16, Subsequent Event, for additional details regarding this loan.

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

Interest Rate Risk

At September 30, 2017, we had a $33.1 million forward-start interest rate swap outstanding that hedges the variability in cash flows due to changes in the applicable interest rate of our variable-rate five-year term loan. Under this swap, we receive variable interest rate payments based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin in return for making monthly fixed interest payments at 5.41%. We designated this swap as a cash flow hedge. Please refer to Note 16, Subsequent Event, for additional details regarding this forward-start interest rate swap agreement.

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of September 30, 2017, the total amount of these forward exchange contracts was €72.5 million and kr83.4 million. As of December 31, 2016, the total amount of these forward exchange contracts was €57.5 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2017, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	U. S. Dollar (“USD”)	Euro
USD	46.3	—	41.8
Yen	5,255.3	28.3	16.6
Singapore Dollar	29.9	14.6	6.2

At September 30, 2017, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($24.8 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $1.0 million pre-tax ($0.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of

September 30, 2017. We have also designated our ¥500.0 million ($4.5 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At September 30, 2017, there was a cumulative foreign currency translation loss on this Yen-denominated debt of $0.3 million pre-tax ($0.2 million after tax), which was also included within accumulated other comprehensive loss.

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

During the three months ended September 30, 2017, the loss recorded in cost of goods and services sold related to these call options was less than $0.1 million. During the nine months ended September 30, 2017, the loss recorded in cost of goods and services sold related to these call options was $0.2 million.

As of September 30, 2017, we had outstanding contracts to purchase 17,550 barrels of crude oil, at a strike price of $60 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 8, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2017 and December 31, 2016.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of (Loss) Gain Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.7)	$—	$0.4	$—	Net sales
Foreign currency hedge contracts	(0.9)	(0.3)	0.3	—	Cost of goods and services sold
Interest rate swap contracts	—	—	0.2	0.2	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(1.6)	$(0.3)	$1.0	$0.3
Net Investment Hedges:
Foreign currency-denominated debt	$(0.5)	$(0.2)	$—	$—	Other (income) expense
Total	$(0.5)	$(0.2)	$—	$—

	Amount of (Loss) Gain Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Cash Flow Hedges:
Foreign currency hedge contracts	$(1.6)	$(0.3)	$0.7	$0.1	Net sales
Foreign currency hedge contracts	(2.0)	0.3	0.4	—	Cost of goods and services sold
Interest rate swap contracts	—	(0.2)	0.5	0.6	Interest expense
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(3.6)	$(0.2)	$1.8	$0.9
Net Investment Hedges:
Foreign currency-denominated debt	$(1.7)	$(1.3)	$—	$—	Other (income) expense
Total	$(1.7)	$(1.3)	$—	$—

For the three and nine months ended September 30, 2017 and 2016, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.5	$8.5	$—	$—
Foreign currency contracts	1.0	—	1.0	—
	$9.5	$8.5	$1.0	$—
Liabilities:
Contingent consideration	$8.0	$—	$—	$8.0
Deferred compensation liabilities	9.5	9.5	—	—
Interest rate swap contract	0.2	—	0.2	—
Foreign currency contracts	4.7	—	4.7	—
	$22.4	$9.5	$4.9	$8.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$7.4	$7.4	$—	$—
Foreign currency contracts	0.2	—	0.2	—
	$7.6	$7.4	$0.2	$—
Liabilities:
Contingent consideration	$8.0	$—	$—	$8.0
Deferred compensation liabilities	8.4	8.4	—	—
Interest rate swap contract	1.0	—	1.0	—
Foreign currency contracts	1.6	—	1.6	—
	$19.0	$8.4	$2.6	$8.0

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

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to the SmartDose® technology platform (the “SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other (income) expense in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the SmartDose contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. As development and commercialization of the SmartDose technology platform progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the SmartDose contingent consideration.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2015	$6.0
Increase in fair value recorded in earnings	2.3
Payments	(0.3)
Balance, December 31, 2016	8.0
Increase in fair value recorded in earnings	0.5
Payments	(0.5)
Balance, September 30, 2017	$8.0

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2017, the estimated fair value of long-term debt was $201.0 million compared to a carrying amount of $196.6 million. At December 31, 2016, the estimated fair value of long-term debt was $228.3 million and the carrying amount was $226.2 million.

Note 9:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2017, there were 4,602,225 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2017, we granted 443,936 stock options at a weighted average exercise price of $83.88 per share based on the grant-date fair value of our stock to key employees under the 2016 Plan. The weighted average grant date fair value of options granted was $18.04 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.04%; expected life of 5.9 years based on prior experience; stock volatility of 19.9% based on historical data; and a dividend yield of 0.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2017, we granted 91,803 performance share unit (“PSU”) awards at a weighted average grant-date fair value of $83.97 per share to key employees under the 2016 Plan. Each PSU award entitles the holder to one share of our common stock if the annual growth rate of revenue and return on invested capital targets are achieved over a three-year performance period. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense for both the three months ended September 30, 2017 and 2016 was $4.6 million. For the nine months ended September 30, 2017 and 2016, stock-based compensation expense was $13.6 million and $14.1 million, respectively.

Note 10:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
Service cost	$2.5	$2.3	$—	$0.1	$2.5	$2.4
Interest cost	2.4	2.7	—	0.1	2.4	2.8
Expected return on assets	(3.4)	(3.1)	—	—	(3.4)	(3.1)
Amortization of prior service credit	(0.3)	(0.3)	(0.1)	—	(0.4)	(0.3)
Recognized actuarial losses (gains)	1.2	1.3	(0.9)	(0.3)	0.3	1.0
Net periodic benefit cost	$2.4	$2.9	$(1.0)	$(0.1)	$1.4	$2.8

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
U.S. plans	$1.7	$2.3	$(1.0)	$(0.1)	$0.7	$2.2
International plans	0.7	0.6	—	—	0.7	0.6
Net periodic benefit cost	$2.4	$2.9	$(1.0)	$(0.1)	$1.4	$2.8

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
Service cost	$7.8	$7.6	$—	$0.4	$7.8	$8.0
Interest cost	7.3	7.9	0.2	0.3	7.5	8.2
Expected return on assets	(10.1)	(9.5)	—	—	(10.1)	(9.5)
Amortization of transition obligation	—	0.1	—	—	—	0.1
Amortization of prior service credit	(1.0)	(1.0)	(0.5)	—	(1.5)	(1.0)
Recognized actuarial losses (gains)	3.6	3.6	(2.0)	(1.0)	1.6	2.6
Net periodic benefit cost	$7.6	$8.7	$(2.3)	$(0.3)	$5.3	$8.4

	Pension benefits		Other retirement benefits		Total
	2017	2016	2017	2016	2017	2016
U.S. plans	$5.5	$6.9	$(2.3)	$(0.3)	$3.2	$6.6
International plans	2.1	1.8	—	—	2.1	1.8
Net periodic benefit cost	$7.6	$8.7	$(2.3)	$(0.3)	$5.3	$8.4

During the nine months ended September 30, 2017, we contributed $20.0 million to our U.S. qualified pension plan.

Effective January 1, 2019, except for interest crediting, benefit accruals under our U.S. qualified and non-qualified defined benefit pension plans will cease.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2017:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2016	$(3.2)	$5.2	$(45.4)	$(143.4)	$(186.8)
Other comprehensive (loss) income before reclassifications	(3.6)	(5.1)	(1.8)	64.7	54.2
Amounts reclassified out	1.8	—	0.2	—	2.0
Other comprehensive (loss) income, net of tax	(1.8)	(5.1)	(1.6)	64.7	56.2
Balance, September 30, 2017	$(5.0)	$0.1	$(47.0)	$(78.7)	$(130.6)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2017	2016	2017	2016
Losses on cash flow hedges:
Foreign currency contracts	$(0.5)	$—	$(0.8)	$—	Net sales
Foreign currency contracts	(0.5)	(0.1)	(0.6)	(0.2)	Cost of goods and services sold
Interest rate swap contracts	(0.2)	(0.3)	(0.7)	(1.0)	Interest expense
Forward treasury locks	(0.1)	(0.1)	(0.3)	(0.2)	Interest expense
Total before tax	(1.3)	(0.5)	(2.4)	(1.4)
Tax expense	0.3	0.2	0.6	0.5
Net of tax	$(1.0)	$(0.3)	$(1.8)	$(0.9)
Amortization of defined benefit pension and other postretirement plans:
Transition obligation	$—	$—	$—	$(0.1)	(a)
Prior service credit	0.4	0.3	1.5	1.0	(a)
Actuarial losses	(0.3)	(1.0)	(1.6)	(2.6)	(a)
Total before tax	0.1	(0.7)	(0.1)	(1.7)
Tax expense	(0.1)	0.2	(0.1)	0.6
Net of tax	$—	$(0.5)	$(0.2)	$(1.1)
Total reclassifications for the period, net of tax	$(1.0)	$(0.8)	$(2.0)	$(2.0)

(a)     These components are included in the computation of net periodic benefit cost. Please refer to Note 10, Benefit Plans, for additional details.

Note 12:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Restructuring and related charges:
Severance and post-employment benefits	$—	$1.4	$—	$7.8
Asset-related charges	—	0.9	—	15.9
Total restructuring and related charges	—	2.3	—	23.7
Venezuela currency devaluation	—	—	—	2.7
Venezuela deconsolidation	—	—	11.1	—
Development and licensing income	(9.5)	(0.4)	(10.3)	(1.2)
Contingent consideration costs	(0.2)	—	0.5	1.9
Other items	0.2	0.6	1.8	2.0
Total other (income) expense	$(9.5)	$2.5	$3.1	$29.1

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

The following table presents activity related to our restructuring obligations:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2015	$—	$—	$—	$—
Charges	8.9	17.3	0.2	26.4
Cash payments	(3.0)	—	—	(3.0)
Non-cash asset write-downs	—	(17.3)	(0.2)	(17.5)
Balance, December 31, 2016	5.9	—	—	5.9
Cash payments	(2.9)	—	—	(2.9)
Balance, 9/30/2017	$3.0	$—	$—	$3.0

The balance of the charges related to this plan will be recognized as incurred in 2017.

Other Items

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. As a result, during the nine months ended September 30, 2016, we recorded a $2.7 million charge. During the nine months ended September 30, 2017, as a result of the continued deterioration of conditions in Venezuela as well as our continued reduced access to USD settlement controlled by the Venezuelan government, we recorded a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary, following our determination that we no longer met the U.S. GAAP criteria for control of that subsidiary. This charge included the derecognition of the carrying amounts of our Venezuelan subsidiary's assets and liabilities, as well as the write-off of our investment in our Venezuelan subsidiary, related unrealized translation adjustments and the elimination of intercompany accounts. As of April 1, 2017, our consolidated financial statements exclude the results of our Venezuelan subsidiary. We will continue to actively monitor the political and economic developments in Venezuela.

In addition, during the three and nine months ended September 30, 2017, we recognized development and licensing income of $9.5 million and $10.3 million, respectively, within Proprietary Products. During the three and nine months ended September 30, 2017, we recorded income of $9.1 million attributable to the reimbursement of certain costs related to a technology that we subsequently licensed to a third party. The license of technology to the third party may result in additional income in the future, contingent on commercialization of the related product. During both the three and nine months ended September 30, 2017 and 2016, we recorded income of $0.4 million and $1.2 million related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. As of September 30, 2017, there was $13.2 million of unearned income related to this payment, of which $1.5 million was included in other current liabilities and $11.7 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Contingent consideration costs represent changes in the fair value of the SmartDose contingent consideration. Please refer to Note 8, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 13:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $14.0 million and $14.4 million for the three months ended September 30, 2017 and 2016, respectively, and the effective tax rate was 22.3% and 29.3%, respectively. The provision for income taxes was $19.1 million and $38.3 million for the nine months ended September 30, 2017 and 2016, respectively, and the effective tax rate was 11.7% and 28.1%, respectively.

The decrease in the effective tax rate for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, reflects the impact of a tax benefit of $4.8 million and $30.3 million for the three and nine months ended September 30, 2017, respectively, associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Please refer to Note 2, New Accounting Standards, for further discussion of the new accounting guidance. The decrease in the effective tax rate for the nine months ended September 30, 2017, as compared to the same period in 2016, also reflects the impact of a tax benefit of $3.5 million related to a planned repatriation of approximately $65.0 million of cash held by non-U.S. subsidiaries during 2017. During the three months ended September 30, 2017, we repatriated $55.3 million of cash held by non-U.S. subsidiaries. During the remainder of 2017, we intend to repatriate approximately $10.0 million of additional cash held by non-U.S. subsidiaries.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Net sales:
Proprietary Products	$308.9	$298.1	$930.5	$899.9
Contract-Manufactured Products	89.3	79.0	253.3	227.8
Intersegment sales elimination	—	(0.4)	(0.3)	(0.9)
Consolidated net sales	$398.2	$376.7	$1,183.5	$1,126.8
Operating profit (loss):
Proprietary Products	$67.0	$57.5	$188.2	$185.6
Contract-Manufactured Products	10.8	8.9	30.1	25.6
Corporate	(13.9)	(12.8)	(39.3)	(42.3)
Other unallocated items	—	(2.3)	(11.1)	(26.4)
Total operating profit	$63.9	$51.3	$167.9	$142.5
Interest expense	1.3	2.2	5.7	6.7
Interest income	0.3	0.2	0.9	0.8
Income before income taxes	$62.9	$49.3	$163.1	$136.6

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items, during the nine months ended September 30, 2017, consisted of a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary. Other unallocated items, during the three and nine months ended September 30, 2016, consisted of $2.3 million and $23.7 million, respectively, in restructuring and related charges. In addition, during the nine months ended September 30, 2016, other unallocated items included a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD. Please refer to Note 12, Other (Income) Expense, for further discussion of these items.

Note 16:  Subsequent Event

On October 2, 2017, we paid our $33.1 million five-year term loan due January 2018 and terminated the associated interest-rate swap agreement. There was no material gain or loss on the extinguishment of this loan.

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

2017 Financial Performance Summary

Consolidated net sales increased by $21.5 million, or 5.7%, for the three months ended September 30, 2017, as compared to the same period in 2016. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2017 increased by $13.8 million, or 3.7%, as compared to the same period in 2016.

Consolidated net sales increased by $56.7 million, or 5.0%, for the nine months ended September 30, 2017, as compared to the same period in 2016. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2017 increased by $60.4 million, or 5.4%, as compared to the same period in 2016.

Consolidated operating profit increased by $12.6 million, or 24.6%, and $25.4 million, or 17.8%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, as we recorded income of $9.1 million attributable to the reimbursement of certain costs related to a technology that we subsequently licensed to a third party during the three and nine months ended September 30, 2017. Please refer to Note 12, Other (Income) Expense, for further discussion of this item.

Net income per diluted share was $0.67 for the three months ended September 30, 2017, as compared to $0.50 in the same period in 2016. Results for the three months ended September 30, 2017 included the impact of a tax benefit of $0.06 per diluted share associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Results for the three months ended September 30, 2016 included restructuring and related charges and a discrete tax charge, which reduced net income per diluted share by $0.02 and $0.01, respectively.

Net income per diluted share was $1.99 for the nine months ended September 30, 2017, as compared to $1.40 in the same period in 2016. Results for the nine months ended September 30, 2017 included the impact of a tax benefit of $0.40 per diluted share associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions and a charge related to the deconsolidation of our Venezuelan subsidiary, which reduced net income per diluted share by $0.15. Results for the nine months ended September 30, 2016 included the impact of restructuring and related charges, a charge related to the devaluation of the Venezuelan Bolivar, and a discrete tax charge, which reduced net income per diluted share by $0.21, $0.03, and $0.01, respectively.

At September 30, 2017, our cash and cash equivalents balance totaled $269.3 million and our available borrowing capacity under our Credit Facility was $267.7 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		% Change
($ in millions)	2017	2016	As-Reported	Ex-Currency
Proprietary Products	$308.9	$298.1	3.6%	1.5%
Contract-Manufactured Products	89.3	79.0	13.1%	11.5%
Intersegment sales elimination	—	(0.4)	—	—
Consolidated net sales	$398.2	$376.7	5.7%	3.7%

Consolidated net sales increased by $21.5 million, or 5.7%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $7.7 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2017 increased by $13.8 million, or 3.7%, as compared to the same period in 2016.

Proprietary Products – Proprietary Products net sales increased by $10.8 million, or 3.6%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $6.4 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2017 increased by $4.4 million, or 1.5%, as compared to the same period in 2016. Proprietary Products sales growth in 2017 has been slower than in 2016, as customers continue to work down inventory purchased in 2016 mostly to address long production lead-times for high-value products. Additional production capacity and staffing have improved our lead-times, and we are beginning to see positive growth in 2017 for customers in the Generics and Biologics market units.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $10.3 million, or 13.1%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $1.3 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2017 increased by $9.0 million, or 11.5%, as compared to the same period in 2016, primarily due to the initial commercial ramp-up of projects that commenced in the latter half of 2016. Higher sales volume contributed 10.3 percentage points of the increase, and sales price increases contributed 1.2 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		% Change
($ in millions)	2017	2016	As-Reported	Ex-Currency
Proprietary Products	$930.5	$899.9	3.4%	3.8%
Contract-Manufactured Products	253.3	227.8	11.2%	11.1%
Intersegment sales elimination	(0.3)	(0.9)	—	—
Consolidated net sales	$1,183.5	$1,126.8	5.0%	5.4%

Consolidated net sales increased by $56.7 million, or 5.0%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $3.7 million. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2017 increased by $60.4 million, or 5.4%, as compared to the same period in 2016.

Proprietary Products – Proprietary Products net sales increased by $30.6 million, or 3.4%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $3.9 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2017 increased by $34.5 million, or 3.8%, as compared to the same period in 2016, for the same reasons included in the three months ended September 30, 2017 discussion above. Sales volume contributed 3.2 percentage points of the increase, and sales price increases contributed 0.6 percentage points of the increase.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $25.5 million, or 11.2%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $0.2 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2017 increased by $25.3 million, or 11.1%, as compared to the same period in 2016, primarily due to the initial commercial ramp-up of projects that commenced in the latter half of 2016. Higher sales volume contributed 9.7 percentage points of the increase, and sales price increases contributed 1.4 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Proprietary Products:
Gross Profit	$110.5	$108.4	$342.5	$340.9
Gross Profit Margin	35.8%	36.4%	36.8%	37.9%
Contract-Manufactured Products:
Gross Profit	$14.5	$12.7	$41.6	$36.8
Gross Profit Margin	16.3%	16.0%	16.5%	16.1%
Consolidated Gross Profit	$125.0	$121.1	$384.1	$377.7
Consolidated Gross Profit Margin	31.4%	32.1%	32.5%	33.5%

Consolidated gross profit increased by $3.9 million, or 3.2%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $2.1 million. Consolidated gross profit margin decreased by 0.7 margin points for the three months ended September 30, 2017, as compared to the same period in 2016.

Consolidated gross profit increased by $6.4 million, or 1.7%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.1 million. Consolidated gross profit margin decreased by 1.0 margin points for the nine months ended September 30, 2017, as compared to the same period in 2016.

Proprietary Products – Proprietary Products gross profit increased by $2.1 million, or 1.9%, and $1.6 million, or 0.5%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in

2016, including a favorable foreign currency translation impact of $2.0 million for the three months ended September 30, 2017 and an unfavorable foreign currency transaction impact of $1.1 million for the nine months ended September 30, 2017. Proprietary Products gross profit margin decreased by 0.6 margin points for the three months ended September 30, 2017, as compared to the same period in 2016, due to lower sales growth of high-value products and increased labor, overhead and depreciation costs, partially offset by production efficiencies. Proprietary Products gross profit margin decreased by 1.1 margin points for the nine months ended September 30, 2017, as compared to the same period in 2016, as increased labor, overhead and depreciation costs were partially offset by production efficiencies and sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $1.8 million, or 14.2%, and $4.8 million, or 13.0%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Contract-Manufactured Products gross profit margin increased by 0.3 margin points for the three months ended September 30, 2017, as compared to the same period in 2016, as a favorable mix of products sold and higher sales volume were partially offset by increased labor, overhead and depreciation costs. Contract-Manufactured Products gross profit margin increased by 0.4 margin points for the nine months ended September 30, 2017, as compared to the same period in 2016, as sales price increases, a favorable mix of products sold, higher sales volume, and production efficiencies were partially offset by increased labor, overhead and depreciation costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Proprietary Products	$9.1	$9.0	$29.4	$27.2
Contract-Manufactured Products	—	—	—	—
Consolidated R&D Costs	$9.1	$9.0	$29.4	$27.2

Consolidated R&D costs increased by $0.1 million, or 1.1%, and $2.2 million, or 8.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due to continued investment in self-injection systems development, formulation development and delivery development.

All of the R&D costs incurred during the three and nine months ended September 30, 2017 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Proprietary Products	$43.8	$41.7	$132.6	$125.0
Contract-Manufactured Products	3.8	3.8	11.7	11.6
Corporate	13.9	12.8	39.4	42.3
Consolidated SG&A costs	$61.5	$58.3	$183.7	$178.9
SG&A as a % of net sales	15.4%	15.5%	15.5%	15.9%

Consolidated SG&A costs increased by $3.2 million, or 5.5%, for the three months ended September 30, 2017, as compared to the same period in 2016, including the impact of foreign currency translation, which increased SG&A costs by $0.7 million for the three months ended September 30, 2017.

Consolidated SG&A costs increased by $4.8 million, or 2.7%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including the impact of foreign currency translation, which decreased SG&A costs by $0.2 million for the nine months ended September 30, 2017.

Proprietary Products – Proprietary Products SG&A costs increased by $2.1 million, or 5.0%, and $7.6 million, or 6.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, due to increases in compensation costs, primarily related to headcount and merit increases. Foreign currency translation increased Proprietary Products SG&A costs by $0.7 million for the three months ended September 30, 2017, and decreased Proprietary Products SG&A costs by $0.2 million for the nine months ended September 30, 2017.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs remained constant at $3.8 million for the three months ended September 30, 2017, as compared to the same period in 2016.

Contract-Manufactured Products SG&A costs increased by $0.1 million, or 0.9%, for the nine months ended September 30, 2017, as compared to the same period in 2016, due to an increase in travel and maintenance costs.

Corporate – Corporate SG&A costs increased by $1.1 million, or 8.6%, for the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases in outside services and incentive compensation costs, partially offset by a decrease in U.S. pension costs.

Corporate SG&A costs decreased by $2.9 million, or 6.9%, for the nine months ended September 30, 2017, as compared to the same period in 2016, due to a decrease in U.S. pension costs.

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Proprietary Products	$(9.4)	$0.2	$(7.7)	$3.1
Contract-Manufactured Products	(0.1)	—	(0.2)	(0.4)
Corporate	—	—	(0.1)	—
Unallocated items	—	2.3	11.1	26.4
Consolidated other (income) expense	$(9.5)	$2.5	$3.1	$29.1

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration costs, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other (income) expense changed by $12.0 million for the three months ended September 30, 2017, as compared to the same period in 2016. Consolidated other expense decreased by $26.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Proprietary Products – Proprietary Products other (income) expense changed by $9.6 million and $10.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, as we recorded income of $9.1 million attributable to the reimbursement of certain costs related to a technology that we subsequently licensed to a third party during the three and nine months ended September 30, 2017. Please refer to Note 12, Other (Income) Expense, for further discussion of this item.

Contract-Manufactured Products – Contract-Manufactured Products other income increased by $0.1 million for the three months ended September 30, 2017, as compared to the same period in 2016, due to foreign exchange transaction gains.

Contract-Manufactured Products other income decreased by $0.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due to gains on the sale of fixed assets recorded during the nine months ended September 30, 2016, partially offset by foreign exchange transaction gains recorded during the nine months ended September 30, 2017.

Corporate – Corporate other income increased by $0.1 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Unallocated items – During the nine months ended September 30, 2017, as a result of the continued deterioration of conditions in Venezuela as well as our continued reduced access to USD settlement controlled by the Venezuelan government, we recorded a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary, following our determination that we no longer met the U.S. GAAP criteria for control of that subsidiary. During the three months ended September 30, 2016, we recorded $2.3 million in restructuring and related charges, consisting of $1.4 million for severance charges and $0.9 million for a non-cash asset write-down associated with the discontinued use of certain equipment. During the nine months ended September 30, 2016, we incurred $23.7 million in restructuring and related charges, consisting of $7.8 million for severance charges, $10.0 million for a non-cash asset write-down associated with the discontinued use of a trademark, and $5.9 million for non-cash asset write-downs associated with the discontinued use of a patent and certain equipment. In addition, during the nine months ended September 30, 2016, we recorded a $2.7 million charge related to the devaluation of the Venezuelan Bolivar from the previously-prevailing official exchange rate of 6.3 Bolivars to USD to 10.0 Bolivars to USD. Please refer to Note 12, Other (Income) Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Proprietary Products	$67.0	$57.5	$188.2	$185.6
Contract-Manufactured Products	10.8	8.9	30.1	25.6
Corporate	(13.9)	(12.8)	(39.3)	(42.3)
Adjusted consolidated operating profit	$63.9	$53.6	$179.0	$168.9
Adjusted consolidated operating profit margin	16.1%	14.2%	15.1%	15.0%
Unallocated items	—	(2.3)	(11.1)	(26.4)
Consolidated operating profit	$63.9	$51.3	$167.9	$142.5
Consolidated operating profit margin	16.1%	13.6%	14.2%	12.6%

Consolidated operating profit increased by $12.6 million, or 24.6%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $1.3 million.

Consolidated operating profit increased by $25.4 million, or 17.8%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.0 million.

Proprietary Products – Proprietary Products operating profit increased by $9.5 million, or 16.5%, for the three months ended September 30, 2017, as compared to the same period in 2016, including a favorable foreign currency translation impact of $1.2 million, due to the factors described above.

Proprietary Products operating profit increased by $2.6 million, or 1.4%, for the nine months ended September 30, 2017, as compared to the same period in 2016, including an unfavorable foreign currency translation impact of $1.0 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $1.9 million, or 21.3%, and $4.5 million, or 17.6%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, including a favorable foreign currency translation impact of $0.1 million for the three months ended September 30, 2017, due to the factors described above.

Corporate – Corporate costs increased by $1.1 million, or 8.6%, for the three months ended September 30, 2017, as compared to the same period in 2016, due to the factors described above.

Corporate costs decreased by $3.0 million, or 7.1%, for the nine months ended September 30, 2017, as compared to the same period in 2016, due to the factors described above.

Unallocated items – Please refer to the Other (Income) Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016
Interest expense	$2.7	$3.0	$8.2	$9.0
Capitalized interest	(1.4)	(0.8)	(2.5)	(2.3)
Interest income	(0.3)	(0.2)	(0.9)	(0.8)
Interest expense, net	$1.0	$2.0	$4.8	$5.9

Interest expense, net, decreased by $1.0 million, or 50.0%, for the three months ended September 30, 2017, as compared to the same period in 2016, due to an increase in capitalized interest, particularly related to the construction of our new facility in Waterford, Ireland.

Interest expense, net, decreased by $1.1 million, or 18.6%, for the nine months ended September 30, 2017, as compared to the same period in 2016, due to lower interest expense resulting from less debt outstanding during the nine months ended September 30, 2017, as compared to the same period in 2016 and an increase in capitalized interest.

Income Taxes

The provision for income taxes was $14.0 million and $14.4 million for the three months ended September 30, 2017 and 2016, respectively, and the effective tax rate was 22.3% and 29.3%, respectively. The provision for income taxes was $19.1 million and $38.3 million for the nine months ended September 30, 2017 and 2016, respectively, and the effective tax rate was 11.7% and 28.1%, respectively.

The decrease in the effective tax rate for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, reflects the impact of a tax benefit of $4.8 million and $30.3 million for the three and nine months ended September 30, 2017, respectively, associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Please refer to Note 2, New Accounting Standards, for further discussion of the new accounting guidance. The decrease in the effective tax rate for the nine months ended September 30, 2017, as compared to the same period in 2016, also reflects the impact of a tax benefit of $3.5 million related to a planned repatriation of approximately $65.0 million of cash held by non-U.S. subsidiaries during 2017. During the three months ended September 30, 2017, we repatriated $55.3 million of cash held by non-U.S. subsidiaries. During the remainder of 2017, we intend to repatriate approximately $10.0 million of additional cash held by non-U.S. subsidiaries.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $0.6 million, or 22.2%, for the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to foreign exchange transaction losses in Mexico. Equity in net income of affiliated companies increased by $0.5 million, or 8.1%, for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to the impact of gains on the sale of investment securities by Daikyo, partially offset by foreign exchange transaction losses in Mexico.

Net Income

Net income for the three months ended September 30, 2017 was $51.0 million, which included the impact of a tax benefit of $4.8 million associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions. Net income for the three months ended September 30, 2016 was $37.6 million, which included $1.6 million (net of $0.7 million in tax) in restructuring and related charges and a discrete tax charge of $0.3 million.

Net income for the nine months ended September 30, 2017 was $150.7 million, which included the impact of a tax benefit of $30.3 million associated with our adoption of the guidance issued by the FASB regarding share-based payment transactions and a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary. Net income for the nine months ended September 30, 2016 was $104.5 million, which included $15.6 million (net of $8.1 million in tax) in restructuring and related charges, a charge of $2.7 million related to the devaluation of the Venezuelan Bolivar, and a discrete tax charge of $0.3 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2017	2016
Net cash provided by operating activities	$181.8	$147.6
Net cash used in investing activities	$(104.2)	$(129.1)
Net cash used in financing activities	$(22.5)	$(87.5)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $34.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to improved operating results and the impact of a tax benefit associated with our adoption of the guidance issued by FASB regarding share-based payment transactions, partially offset by a $20.0 million pension plan contribution to our U.S. qualified pension plan during the nine months ended September 30, 2017.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $24.9 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due to a $21.4 million decrease in capital spending and the impact of the deconsolidation of our Venezuelan subsidiary, partially offset by our receipt of insurance proceeds. The capital spending for the nine months ended September 30, 2017 consisted of spending for new products, expansion activity, and emerging markets, including the construction of our new facility in Waterford, Ireland.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $65.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in net debt repayments, as our Euro note B matured in February 2016, partially offset by an increase in proceeds from employee stock plans.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$269.3	$203.0
Working capital	$476.9	$400.9
Total debt	$229.8	$228.6
Total equity	$1,316.9	$1,117.5
Net debt-to-total invested capital	N/A	2.2%

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

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2017 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2017 included $147.4 million of cash held by subsidiaries within the U.S., and $121.9 million of cash held by subsidiaries outside of the U.S. During the three months ended September 30, 2017, we repatriated $55.3 million of cash held by non-U.S. subsidiaries. During the remainder of 2017, we intend to repatriate approximately $10.0 million of additional cash held by non-U.S. subsidiaries. We do not expect any additional tax costs associated with the planned repatriation. Deferred income taxes have not been provided for any funds remaining in the subsidiaries outside of the U.S., as such earnings are intended to be reinvested indefinitely outside of the U.S.

Working capital – Working capital at September 30, 2017 increased by $76.0 million, or 19.0%, as compared to December 31, 2016, including an increase of $23.0 million due to foreign currency translation, due to increases in cash and cash equivalents, accounts receivable, and inventories, partially offset by an increase in total current liabilities. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable, inventories, and total current liabilities increased by $55.1 million, $39.2 million, $5.6 million, and $46.1 million, respectively. The increase in accounts receivable was due to increased sales activity in 2017, particularly in international markets with longer payment terms. Inventories increased due to timing, as inventories are typically lower at year-end due to plant shutdowns. The increase in current liabilities was primarily due to the reclassification of our term loan from long-term debt to current liabilities between those period ends and an increase in other current liabilities.

Debt and credit facilities – The $1.2 million increase in total debt at September 30, 2017, as compared to December 31, 2016, resulted from foreign currency rate fluctuations of $2.8 million and a reduction of $0.2 million in unamortized debt issuance costs, partially offset by net debt repayments of $1.8 million.

Our sources of liquidity include our Credit Facility. At September 30, 2017, we had $29.3 million in outstanding long-term borrowings under this facility, of which $4.5 million was denominated in Yen and $24.8 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $3.0 million, resulted in an available borrowing capacity under the Credit Facility of $267.7 million at September 30, 2017. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2017, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2016 Annual Report. During the three months ended September 30, 2017, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2017, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2016 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2016 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended September 30, 2017, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements provide our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “plan,” “expect,” “believe,” “intend,” “will,” “estimate,” “continue” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, market position and expenditures.  All statements that address operating performance or events or developments that we expect or anticipate will occur in the future - including statements relating to sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results - are forward-looking statements.

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

•
interruptions or weaknesses in our supply chain, including from reasons beyond our control such as extreme weather, longer-term climate changes, natural disasters, pandemic, war, accidental damage, or unauthorized access to our or our customers' information and systems, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2017, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2016 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2017 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
July 1 – 31, 2017	90	$92.31	—	475,000
August 1 – 31, 2017	170	87.20	—	475,000
September 1 – 30, 2017	—	—	—	475,000
Total	260	$88.97	—	475,000

(1)
Includes 260 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
In December 2016, we announced a share repurchase program authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The program commenced on January 1, 2017 and is expected to be completed by December 31, 2017. There were no shares purchased during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we purchased 325,000 shares of our common stock under the program at a cost of $26.9 million, or an average price of $82.84 per share.

ITEM 5.  OTHER INFORMATION

Our Board of Directors approved a revised form of Change-in-Control (“CIC”) Agreement (“CIC Agreement”) for the following executive officers of the Company: Annette F. Favorite, Karen A. Flynn, Quintin J. Lai, Daniel Malone, George L. Miller, David A. Montecalvo and Eric Resnick. The new form CIC Agreement is substantially similar to existing CIC Agreements for these officers. These revised agreements amend and replace the existing agreements and became effective on October 25, 2017. Generally, CIC benefits will be provided in the event of a termination without Cause or a Constructive Termination (“CT”) within the two years following a CIC of the Company. The changes to the CIC Agreements are as follows:

•	A new definition of “Cause” which includes acts of dishonesty, repeated failure to fulfill duties, conviction of a felony or a Code of Business Conduct violation that injures the Company.

•
A revised definition of “Constructive Termination” to include reporting to an individual whose scope of responsibilities is less than before the CIC, a reduction in short-term incentive target compensation, and a reduction in fringe benefits unless it is broadly-based. An executive must provide notice of circumstances giving rise to CT within 45 days and then provide 30 days to remedy.

•	Cash severance pay will be equal to two times the highest annual salary rate in effect plus target short-term incentive compensation (instead of based on prior paid short-term incentives).

•	Incentive compensation will be paid out at pro-rated target compensation for the year of termination.

•	Unvested equity awards will vest and performance will be deemed to be at target levels.

•	Benefits will continue for a period of 24 months (instead of 36 months).

•	The non-compete covenant associated with the CIC Agreement was extended from one year to two years.

•	The other material terms of the CIC Agreements for these executives remain the same as our previously filed forms.

The description in this Item 5 is qualified in its entirety by the Form of Change-in-Control Agreement, which is included as Exhibit 10.1.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ William J. Federici
William J. Federici
Senior Vice President and Chief Financial Officer

October 31, 2017

EXHIBIT INDEX

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Form of Change-in-Control Agreement between us and certain of our executive officers.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1