Form 10-Q
period 2018-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2018-05-08
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☑

As of March 31, 2018, there were 73,577,883 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$415.7	$387.7
Cost of goods and services sold	281.3	253.5
Gross profit	134.4	134.2
Research and development	9.6	10.3
Selling, general and administrative expenses	68.3	62.5
Other expense (Note 13)	3.1	0.9
Operating profit	53.4	60.5
Interest expense	1.9	2.1
Interest income	(0.6)	(0.3)
Other nonoperating income	(1.6)	(0.8)
Income before income taxes	53.7	59.5
Income tax expense	12.5	2.2
Equity in net income of affiliated companies	(2.4)	(3.6)
Net income	$43.6	$60.9

Net income per share:
Basic	$0.59	$0.83
Diluted	$0.58	$0.81

Weighted average shares outstanding:
Basic	73.9	73.3
Diluted	75.5	74.9

Dividends declared per share	$0.14	$0.13

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$43.6	$60.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20.0	5.9
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.3) and $(0.1)	(0.7)	(0.1)
Net gain on investment securities, net of tax of $0.1	—	0.3
Net gain on derivatives, net of tax of $0.8 and $0.8	2.2	1.7
Other comprehensive income, net of tax	21.5	7.8
Comprehensive income	$65.1	$68.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$199.8	$235.9
Accounts receivable, net	290.4	253.2
Inventories	215.7	215.2
Other current assets	37.6	39.2
Total current assets	743.5	743.5
Property, plant and equipment	1,775.3	1,745.8
Less: accumulated depreciation and amortization	917.5	890.8
Property, plant and equipment, net	857.8	855.0
Investments in affiliated companies	89.9	85.8
Goodwill	108.8	107.7
Deferred income taxes	24.9	25.7
Intangible assets, net	22.8	21.7
Other noncurrent assets	21.9	23.4
Total Assets	$1,869.6	$1,862.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.6	$138.1
Pension and other postretirement benefits	2.3	2.2
Accrued salaries, wages and benefits	50.6	56.2
Income taxes payable	13.3	6.0
Other current liabilities	69.6	77.0
Total current liabilities	263.4	279.5
Long-term debt	198.0	197.0
Deferred income taxes	12.3	10.4
Pension and other postretirement benefits	55.0	53.4
Other long-term liabilities	35.6	42.6
Total Liabilities	564.3	582.9

Commitments and contingencies (Note 15)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 100.0 million shares authorized; shares issued: 75.3 million and 75.2 million; shares outstanding: 73.6 million and 73.9 million	18.8	18.8
Capital in excess of par value	308.5	309.3
Retained earnings	1,222.8	1,178.2
Accumulated other comprehensive loss	(95.8)	(117.3)
Treasury stock, at cost (1.7 million and 1.3 million shares)	(149.0)	(109.1)
Total Equity	1,305.3	1,279.9
Total Liabilities and Equity	$1,869.6	$1,862.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive (loss) income	Total

Balance, December 31, 2017	75.2	$18.8	$309.3	1.3	$(109.1)	$1,178.2	$(117.3)	$1,279.9
Effect of modified retrospective application of a new accounting standard (see Note 3)	—	—	—	—	—	11.4	—	11.4
Net income	—	—	—	—	—	43.6	—	43.6
Stock-based compensation	—	—	(4.8)	—	9.2	—	—	4.4
Shares issued under stock plans	0.1	—	3.8	(0.1)	2.7	—	—	6.5
Shares purchased under share repurchase program	—	—	—	0.5	(47.9)	—	—	(47.9)
Shares repurchased for employee tax withholdings	—	—	0.2	—	(3.9)	—	—	(3.7)
Dividends declared	—	—	—	—	—	(10.4)	—	(10.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	21.5	21.5
Balance, March 31, 2018	75.3	$18.8	$308.5	1.7	$(149.0)	$1,222.8	$(95.8)	$1,305.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$43.6	$60.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.7	22.6
Amortization	0.7	0.7
Stock-based compensation	3.4	3.5
Non-cash restructuring charges	0.1	—
Contingent consideration payments in excess of acquisition-date liability	(0.2)	—
Other non-cash items, net	(2.7)	(3.2)
Changes in assets and liabilities	(25.6)	(63.8)
Net cash provided by operating activities	45.0	20.7

Cash flows from investing activities:
Capital expenditures	(28.0)	(37.5)
Other, net	(0.7)	2.8
Net cash used in investing activities	(28.7)	(34.7)

Cash flows from financing activities:
Repayments of long-term debt	—	(0.6)
Dividend payments	(10.4)	(9.5)
Contingent consideration payments up to amount of acquisition-date liability	—	(0.1)
Proceeds from exercise of stock options and stock appreciation rights	4.0	18.1
Employee stock purchase plan contributions	1.1	1.0
Shares purchased under share repurchase programs	(47.9)	(26.9)
Shares repurchased for employee tax withholdings	(3.7)	(3.8)
Net cash used in financing activities	(56.9)	(21.8)
Effect of exchange rates on cash	4.5	2.2
Net decrease in cash and cash equivalents	(36.1)	(33.6)

Cash, including cash equivalents at beginning of period	235.9	203.0
Cash, including cash equivalents at end of period	$199.8	$169.4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2018 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

As of April 1, 2017, our consolidated financial statements exclude the results of our Venezuelan subsidiary. Please refer to Note 14, Other Expense, to the consolidated financial statements in our 2017 Annual Report for further discussion.

Note 2:  New Accounting Standards

Recently Adopted Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which updates the income tax accounting in U.S. GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. This guidance was effective immediately upon issuance. Please refer to Note 15, Income Taxes, to the consolidated financial statements in our 2017 Annual Report for additional information.

In May 2017, the FASB issued guidance which amends the scope of modification accounting for share-based payment arrangements. The guidance focuses on changes to the terms or conditions of share-based payment awards that would require the application of modification accounting and specifies that an entity would not apply modification accounting if its fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a prospective basis. The adoption did not have a material impact on our financial statements.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). The guidance requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income (or capitalized in assets) and the other components will be reported separately outside of operations, and will not be eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a retrospective basis. As a result of this adoption, we reclassified net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three months ended March 31, 2018 and 2017 was $1.2 million and $1.9 million, respectively, of which $2.8 million and $2.7 million, respectively, related to service cost and $1.6 million and $0.8 million, respectively, related to net benefit cost components other than service cost. The adoption of this guidance had no impact on net income.

In November 2016, the FASB issued guidance on the classification and presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a retrospective basis. As of March 31, 2018 and December 31, 2017, we had no restricted cash.

In August 2016, the FASB issued guidance to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a retrospective basis. The adoption did not have a material impact on our financial statements.

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted this guidance as of January 1, 2018, on a prospective basis. The adoption did not have a material impact on our financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers, Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), that supersedes most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASC 606 requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of ASC 606. We adopted ASC 606 as of January 1, 2018, on a modified retrospective basis. Please refer to Note 3, Revenue, for additional information.

Standards Issued Not Yet Adopted

In February 2018, the FASB issued guidance to address a specific consequence of the 2017 Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

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

In February 2016, the FASB issued guidance on the accounting for leases. This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that this guidance will have on our financial statements. As of March 31, 2018 and December 31, 2017, future minimum rental payments under non-cancelable operating leases were $76.9 million and $79.1 million, respectively.

Note 3:  Revenue

Adoption of ASC 606
On January 1, 2018, we adopted ASC 606, on a modified retrospective basis, applied to those contracts which were not completed as of January 1, 2018. As a result of our adoption, we recorded a cumulative-effect adjustment of $11.4 million within retained earnings in our condensed consolidated balance sheet as of January 1, 2018, to reflect a change in the timing of revenue recognition under ASC 606, from point in time to over time, on our Contract-Manufactured Products product sales, certain Proprietary Products product sales, development and tooling agreements, as well as an acceleration on a portion of the remaining unearned income from a nonrefundable customer payment.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

($ in millions)	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Accounts receivable, net	$253.2	$25.0	$278.2
Inventories	215.2	(20.8)	194.4
Other current assets	39.2	(8.4)	30.8

Liabilities and Equity:
Other current liabilities	$77.0	$(13.7)	$63.3
Deferred income taxes	10.4	3.0	13.4
Other long-term liabilities	42.6	(4.9)	37.7
Retained earnings	1,178.2	11.4	1,189.6
The impact of the adoption of ASC 606 on our condensed consolidated income statement for the three months ended March 31, 2018 was as follows:

($ in millions)	As Reported	Balances without Adoption of ASC 606	Effects of Change (Lower)/Higher
Net sales	$415.7	$418.3	$(2.6)
Cost of goods and services sold	281.3	282.7	(1.4)
Other expense	3.1	3.0	0.1
Income tax expense	12.5	12.9	(0.4)
Net income	$43.6	$44.5	$(0.9)

The impact of the adoption of ASC 606 on our condensed consolidated balance sheet as of March 31, 2018 was as follows:

($ in millions)	As Reported	Balances without Adoption of ASC 606	Effects of Change Higher/(Lower)
Assets:
Accounts receivable, net	$290.4	$267.6	$22.8
Inventories	215.7	234.7	(19.0)
Other current assets	37.6	46.5	(8.9)

Liabilities and Equity:
Other current liabilities	$69.6	$83.0	$(13.4)
Deferred income taxes	12.3	9.7	2.6
Other long-term liabilities	35.6	40.4	(4.8)
Retained earnings	1,222.8	1,212.3	10.5
Revenue Recognition
Our revenue results from the sale of goods or services and reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We record revenue based on a five-step model, in accordance with ASC 606. Following the identification of a contract with a customer, we identify the performance obligations (goods or services) in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when (or as) we satisfy the performance obligations by transferring the promised goods or services to our customers. A good or service is transferred when (or as) the customer obtains control of that good or service.
We recognize the majority of our revenue, primarily relating to Proprietary Products product sales, at a point in time, following the transfer of control of our products to our customers, which typically occurs upon shipment or delivery, depending on the terms of the related agreements.
We recognize revenue relating to our Contract-Manufactured Products product sales and certain Proprietary Products product sales over time, as our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date.
We recognize revenue relating to our development and tooling agreements over time, as our performance creates or enhances an asset that the customer controls as the asset is created or enhanced.
For revenue recognized over time, revenue is recognized by applying a method of measuring progress toward complete satisfaction of the related performance obligation. When selecting the method for measuring progress, we select the method that best depicts the transfer of control of goods or services promised to our customers.
Revenue for our Contract-Manufactured Products product sales, certain Proprietary Products product sales, and our development and tooling agreements is recorded under an input method, which recognizes revenue on the basis of our efforts or inputs to the satisfaction of a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time elapsed, or machine hours used) relative to the total expected inputs to the satisfaction of that performance obligation. The input method that we use is based on costs incurred.
The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2018, there was $7.1 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $6.2 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.
Our revenue can be generated from contracts with multiple performance obligations. When a sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration we expect to be entitled to in exchange for transferring the promised good or service to the customer.
Some customers receive pricing rebates upon attaining established sales volumes. We record rebate costs when sales occur based on our assessment of the likelihood that the required volumes will be attained. We also maintain an allowance for product returns, as we believe that we are able to reasonably estimate the amount of returns based on our substantial historical experience.
The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended March 31,
	2018	2017 (1)
Biologics	21%	22%
Generics	21%	20%
Pharma	36%	38%
Contract-Manufactured Products	22%	20%
	100%	100%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended March 31,
	2018	2017 (1)
High-Value Components	41%	43%
Standard Packaging	34%	34%
Delivery Devices	3%	3%
Contract-Manufactured Products	22%	20%
	100%	100%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended March 31,
	2018	2017 (1)
Americas	45%	52%
Europe, Middle East, Africa	47%	41%
Asia Pacific	8%	7%
	100%	100%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets and Liabilities
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, we record a contract asset. Contract assets are recorded on the condensed consolidated balance sheet in accounts receivable, net, and other assets (current and noncurrent portions, respectively). Contract assets included in accounts receivable, net, relate to the unbilled amounts of our product sales for which we have recognized revenue over time. Contract assets included in other assets represent the remaining performance obligations of our development and tooling agreements. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, we record a contract liability. Contract liabilities are recorded on the condensed consolidated balance sheet in other liabilities (current and noncurrent portions, respectively) and represent cash payments received in advance of our performance.
The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2017	$7.5
Contract assets, March 31, 2018	6.4
Change in contract assets - (decrease) increase	$(1.1)

Deferred income, December 31, 2017	$(33.6)
Deferred income, March 31, 2018	(22.1)
Change in deferred income - decrease (increase)	$11.5
The decrease in deferred income during the three months ended March 31, 2018 was primarily due to the recognition of revenue of $33.9 million, including $18.6 million which was recognized in the cumulative-effect adjustment as of January 1, 2018, partially offset by additional cash payments of $20.9 million received in advance of satisfying future performance obligations along with $1.5 million in other adjustments.
Practical Expedients and Exemptions
We have elected to disregard the effects of a significant financing component, as we expect, at the inception of our contracts, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
In addition, we have elected to omit the disclosure of the majority of our remaining performance obligations, which are satisfied within one year or less.
Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$43.6	$60.9
Weighted average common shares outstanding	73.9	73.3
Dilutive effect of equity awards, based on the treasury stock method	1.6	1.6
Weighted average shares assuming dilution	75.5	74.9

During the three months ended March 31, 2018 and 2017, there were 0.7 million and 0.2 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2018, we announced a share repurchase program for calendar-year 2018 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The share repurchase program is expected to be completed by December 31, 2018. During the three months ended March 31, 2018, we purchased 540,000 shares of our common stock under the program at a cost of $47.9 million, or an average price of $88.74 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2018	December 31, 2017
Raw materials	$92.0	$88.6
Work in process	40.1	31.8
Finished goods	83.6	94.8
	$215.7	$215.2

Note 6:  Affiliated Companies

At March 31, 2018 and December 31, 2017, the aggregate carrying amount of investments in equity-method affiliates was $76.5 million and $72.4 million, respectively, and the aggregate carrying amount of cost-method investments, for which fair value was not readily determinable, was $13.4 million at both period-ends. We test our cost-method investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2017 Annual Report for additional details.

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2018.

($ in millions)	March 31, 2018	December 31, 2017
Note payable, due December 31, 2019	$0.1	$0.1
Credit Facility, due October 15, 2020 (1.00%)	30.6	29.6
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	198.7	197.7
Less: unamortized debt issuance costs	0.7	0.7
Total debt	198.0	197.0
Less: current portion of long-term debt	—	—
Long-term debt, net	$198.0	$197.0

Please refer to Note 8, Debt, to the consolidated financial statements in our 2017 Annual Report for additional details regarding our debt agreements.

At March 31, 2018, we had $30.6 million in outstanding long-term borrowings under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), of which $4.7 million was denominated in Japanese Yen (“Yen”) and $25.9 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.8 million, resulted in a borrowing capacity available under the Credit Facility of $266.6 million at March 31, 2018. Please refer to Note 8, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with the Credit Facility.

Note 8:  Derivative Financial Instruments

Our ongoing business operations expose us to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with, and for notional amounts equal to or less than, the related underlying exposures. We do not purchase or hold any derivative financial instruments for investment or trading purposes. All derivatives are recorded in our condensed consolidated balance sheet at fair value.

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of March 31, 2018, the total amount of these forward exchange contracts was €10.0 million, Singapore Dollar (“SGD”) 171.0 million and $13.4 million. As of December 31, 2017, the total amount of these forward exchange contracts was €12.0 million, SGD 171.0 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2018, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	U. S. Dollar (“USD”)	Euro
USD	39.7	—	33.5
Yen	7,155.1	37.3	23.9
SGD	45.2	21.6	10.1

At March 31, 2018, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($25.9 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $2.0 million pre-tax ($1.6 million after tax) on this debt was recorded within accumulated other comprehensive loss as of March 31, 2018. We have also designated our ¥500.0 million ($4.7 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At March 31, 2018, there was a cumulative foreign currency translation loss of $0.5 million pre-tax ($0.4 million after tax) on this Yen-denominated debt, which was also included within accumulated other comprehensive loss.

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

In November 2017, we purchased a series of call options for a total of 125,166 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases through May 2019. During the three months ended March 31, 2018, the loss recorded in cost of goods and services sold related to these call options was less than $0.1 million.

As of March 31, 2018, we had outstanding contracts to purchase 96,771 barrels of crude oil, at a strike price of $70 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 9, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2018 and December 31, 2017.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of (Loss) Gain Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.4)	$0.3	$0.5	$0.1	Net sales
Foreign currency hedge contracts	1.6	1.1	0.4	—	Cost of goods and services sold
Interest rate swap contracts	—	—	—	0.1	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$1.2	$1.4	$1.0	$0.3
Net Investment Hedges:
Foreign currency-denominated debt	$(0.7)	$(0.3)	$—	$—	Other expense
Total	$(0.7)	$(0.3)	$—	$—

For the three months ended March 31, 2018 and 2017, there was no material ineffectiveness related to our hedges.

Note 9:  Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.3	$8.3	$—	$—
Foreign currency contracts	3.7	—	3.7	—
	$12.0	$8.3	$3.7	$—
Liabilities:
Contingent consideration	$5.0	$—	$—	$5.0
Deferred compensation liabilities	9.4	9.4	—	—
Foreign currency contracts	2.4	—	2.4	—
	$16.8	$9.4	$2.4	$5.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.9	$8.9	$—	$—
Foreign currency contracts	0.5	—	0.5	—
	$9.4	$8.9	$0.5	$—
Liabilities:
Contingent consideration	$4.9	$—	$—	$4.9
Deferred compensation liabilities	9.9	9.9	—	—
Foreign currency contracts	5.1	—	5.1	—
	$19.9	$9.9	$5.1	$4.9

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2016	$8.0
Decrease in fair value recorded in earnings	(2.4)
Payments	(0.7)
Balance, December 31, 2017	4.9
Increase in fair value recorded in earnings	0.3
Payments	(0.2)
Balance, March 31, 2018	$5.0

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2018, the estimated fair value of long-term debt was $198.6 million compared to a carrying amount of $198.0 million. At December 31, 2017, the estimated fair value of long-term debt was $201.5 million and the carrying amount was $197.0 million.

Note 10:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2018, there were 3,898,075 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2018, we granted 459,364 stock options at a weighted average exercise price of $89.56 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $19.93 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.7%; expected life of 5.6 years based on prior experience; stock volatility of 19.7% based on historical data; and a dividend yield of 0.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2018, we granted 93,991 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $89.56 per share to eligible employees. These awards are earned based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

Total stock-based compensation expense was $3.4 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2018	2017	2018	2017	2018	2017
Service cost	$2.8	$2.7	$—	$—	$2.8	$2.7
Interest cost	2.3	2.5	0.1	0.1	2.4	2.6
Expected return on assets	(3.9)	(3.4)	—	—	(3.9)	(3.4)
Amortization of prior service credit	(0.3)	(0.3)	(0.2)	(0.2)	(0.5)	(0.5)
Recognized actuarial losses (gains)	0.9	1.2	(0.5)	(0.7)	0.4	0.5
Net periodic benefit cost	$1.8	$2.7	$(0.6)	$(0.8)	$1.2	$1.9

	Pension benefits		Other retirement benefits		Total
($ in millions)	2018	2017	2018	2017	2018	2017
U.S. plans	$1.3	$2.0	$(0.6)	$(0.8)	$0.7	$1.2
International plans	0.5	0.7	—	—	0.5	0.7
Net periodic benefit cost	$1.8	$2.7	$(0.6)	$(0.8)	$1.2	$1.9

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). We adopted this guidance as of January 1, 2018, on a retrospective basis. Please refer to Note 2, New Accounting Standards, for additional information.

During the three months ended March 31, 2017, we contributed $20.0 million to our U.S. qualified pension plan.

Effective January 1, 2019, except for interest crediting, benefit accruals under our U.S. qualified and non-qualified defined benefit pension plans will cease.

Note 12:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2017	$(4.2)	$0.5	$(39.0)	$(74.6)	$(117.3)
Other comprehensive income (loss) before reclassifications	1.2	—	(0.6)	20.0	20.6
Amounts reclassified out	1.0	—	(0.1)	—	0.9
Other comprehensive income (loss), net of tax	2.2	—	(0.7)	20.0	21.5
Balance, March 31, 2018	$(2.0)	$0.5	$(39.7)	$(54.6)	$(95.8)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2018	2017
Losses on cash flow hedges:
Foreign currency contracts	$(0.6)	$(0.1)	Net sales
Foreign currency contracts	(0.6)	—	Cost of goods and services sold
Interest rate swap contracts	—	(0.2)	Interest expense
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(1.3)	(0.4)
Tax expense	0.3	0.1
Net of tax	$(1.0)	$(0.3)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.5	$0.5	(a)
Actuarial losses	(0.4)	(0.5)	(a)
Total before tax	0.1	—
Tax expense	—	—
Net of tax	$0.1	$—
Total reclassifications for the period, net of tax	$(0.9)	$(0.3)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 11, Benefit Plans, for additional details.

Note 13:  Other Expense

Other expense consists of:

	Three Months Ended March 31,
($ in millions)	2018	2017
Restructuring and related charges:
Severance and post-employment benefits	$2.0	$—
Asset-related charges	0.1	—
Other charges	1.2	—
Total restructuring and related charges	3.3	—
Development and licensing income	(0.2)	(0.4)
Contingent consideration	0.3	0.3
Other items	(0.3)	1.0
Total other expense	$3.1	$0.9

Restructuring and Related Charges

In February 2018, our Board of Directors approved a restructuring plan designed to realign our manufacturing capacity with demand. These changes are expected to be implemented over the following twelve to twenty-four months. The plan will require restructuring and related charges in the range of $8.0 million to $13.0 million and capital expenditures in the range of $9.0 million to $14.0 million. Once fully completed, we expect that the plan will provide us with annualized savings in the range of $17.0 million to $22.0 million.

During the three months ended March 31, 2018, we recorded $3.3 million in restructuring and related charges associated with this plan, consisting of $2.0 million for severance charges, $0.1 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $1.2 million for other non-cash charges.

The following table presents activity related to our restructuring obligations related to the 2018 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2017	$—	$—	$—	$—
Charges	2.0	0.1	1.2	3.3
Cash payments	—	—	—	—
Non-cash asset write-downs	—	(0.1)	(1.2)	(1.3)
Balance, March 31, 2018	$2.0	$—	$—	$2.0

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. Please refer to Note 14, Other Expense, to the consolidated financial statements in our 2017 Annual Report for further discussion of the 2016 Plan. Our remaining restructuring obligations related to the 2016 Plan as of March 31, 2018 were $1.8 million.

Other Items

During the three months ended March 31, 2018 and 2017, we recorded development income of $0.2 million and $0.4 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information on this nonrefundable customer payment.

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 9, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges.

Note 14:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $12.5 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, and the effective tax rate was 23.3% and 3.6%, respectively.

The increase in the effective tax rate for the three months ended March 31, 2018, as compared to the same period in 2017, primarily reflects the impact of a lower tax benefit of $2.1 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, as compared to a tax benefit of $15.9 million in the same period in 2017, partially offset by the impact of the U.S. federal corporate income tax rate reduction from 35.0% to 21.0%, as part of the 2017 Tax Act, effective for tax years beginning after December 31, 2017. In addition, during the three months ended March 31, 2018, following additional analysis, we recorded a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act. During the three and twelve months ended

December 31, 2017, we had recorded a provisional charge for the estimated impact of the 2017 Tax Act, based upon our then-current understanding of the 2017 Tax Act and the guidance available at the time. We will continue to actively monitor the developments relating to the 2017 Tax Act, and will adjust our estimate as necessary during the one-year measurement period.

In response to the 2017 Tax Act, we reevaluated our position regarding permanent reinvestment of foreign subsidiary earnings and profits through 2017 (with the exception of China and Mexico) and elected to include in our provision for income taxes for the year ended December 31, 2017 an estimated liability of $9.8 million related to foreign withholding taxes and state income taxes that will be incurred upon the distribution of those foreign subsidiary earnings and profits to the U.S. at a future date. Following additional analysis of the 2017 Tax Act, we are asserting, as of January 1, 2018, indefinite reinvestment related to our investment in all of our foreign subsidiaries.

Note 15:  Commitments and Contingencies

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

There have been no significant changes to the commitments and contingencies included in our 2017 Annual Report.

Note 16:  Segment Information

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2018	2017
Net sales:
Proprietary Products	$326.2	$308.8
Contract-Manufactured Products	89.5	79.1
Intersegment sales elimination	—	(0.2)
Consolidated net sales	$415.7	$387.7
Operating profit (loss):
Proprietary Products	$62.8	$65.1
Contract-Manufactured Products	9.5	8.8
Corporate	(15.6)	(13.4)
Other unallocated items	(3.3)	—
Total operating profit	$53.4	$60.5
Interest expense	1.9	2.1
Interest income	(0.6)	(0.3)
Other nonoperating income	(1.6)	(0.8)
Income before income taxes	$53.7	$59.5

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items during the three months ended March 31, 2018 consisted of $3.3 million in restructuring and related charges. Please refer to Note 13, Other Expense, for further discussion of these items.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). We adopted this guidance as of January 1, 2018, on a retrospective basis. As a result of this adoption, we reclassified net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three months ended March 31, 2018 and 2017 was $1.2 million and $1.9 million, respectively, of which $2.8 million and $2.7 million, respectively, related to service cost and $1.6 million and $0.8 million, respectively, related to net benefit cost components other than service cost. Please refer to Note 2, New Accounting Standards, for additional information.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2017 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2017 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

2018 Financial Performance Summary

Consolidated net sales increased by $28.0 million, or 7.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2018 increased by $0.7 million, or 0.2%, as compared to the same period in 2017.

Results for the three months ended March 31, 2018 were impacted by the deconsolidation of our Venezuelan subsidiary as of April 1, 2017 and the loss of a consumer-product contract manufacturing customer. The combined effect of these events resulted in a decrease in first-quarter 2018 net sales and gross profit of $14.7 million and $10.7 million, respectively, as compared to the same period in 2017.

In addition, as announced earlier this year, our Board of Directors approved a restructuring plan in February 2018 designed to realign our manufacturing capacity with demand. These changes are expected to be implemented over the following twelve to twenty-four months. The plan will require restructuring and related charges in the range of $8.0 million to $13.0 million and capital expenditures in the range of $9.0 million to $14.0 million. Once fully completed, we expect that the plan will provide the Company with annualized savings in the range of $17.0 million to $22.0 million. During the three months ended March 31, 2018, we recorded $3.3 million in restructuring and related charges, consisting of $2.0 million for severance charges, $0.1 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $1.2 million for other non-cash charges.

Consolidated operating profit decreased by $7.1 million, or 11.7%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $6.6 million. The decrease in consolidated operating profit includes the impact of the deconsolidation of our Venezuelan subsidiary, the loss of a consumer-product contract manufacturing customer, and the restructuring and related charges.

Net income for the three months ended March 31, 2018 was $43.6 million, or $0.58 per diluted share, as compared to $60.9 million, or $0.81 per diluted share, for the same period in 2017. Net income for the three months ended March 31, 2018 included the impact of restructuring and related charges of $2.7 million (net of $0.6 million in tax), or $0.03 per diluted share, a net tax charge of $0.3 million, or $0.01 per diluted share, for the estimated impact of the 2017 Tax Act, and a tax benefit of $2.1 million, or $0.03 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions. Net income for the three months ended March 31, 2017 included the impact of a tax benefit of $15.9 million, or $0.21 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions.

At March 31, 2018, our cash and cash equivalents balance totaled $199.8 million and our available borrowing capacity under our Credit Facility was $266.6 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		% Change
($ in millions)	2018	2017	As-Reported	Ex-Currency
Proprietary Products	$326.2	$308.8	5.7%	(1.8)%
Contract-Manufactured Products	89.5	79.1	13.1%	7.9%
Intersegment sales elimination	—	(0.2)	—	—
Consolidated net sales	$415.7	$387.7	7.2%	0.2%

Consolidated net sales increased by $28.0 million, or 7.2%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $27.3 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2018 increased by $0.7 million, or 0.2%, as compared to the same period in 2017.

Proprietary Products – Proprietary Products net sales increased by $17.4 million, or 5.7%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $23.2 million. Excluding foreign currency translation effects, net sales for the three months ended

March 31, 2018 decreased by $5.8 million, or 1.8%, as compared to the same period in 2017, as the impact of the deconsolidation of our Venezuelan subsidiary as of April 1, 2017 was partially offset by sales price increases and overall growth in our Generics market unit.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $10.4 million, or 13.1%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $4.1 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2018 increased by $6.3 million, or 7.9%, as compared to the same period in 2017, despite the impact of the loss of a consumer-product customer. Higher sales volume, particularly in Ireland, contributed 6.6 percentage points of the increase, and sales price increases contributed 1.3 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2018	2017
Proprietary Products:
Gross Profit	$121.2	$121.3
Gross Profit Margin	37.1%	39.3%
Contract-Manufactured Products:
Gross Profit	$13.2	$12.9
Gross Profit Margin	14.8%	16.3%
Consolidated Gross Profit	$134.4	$134.2
Consolidated Gross Profit Margin	32.3%	34.6%

Consolidated gross profit increased by $0.2 million, or 0.1%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $9.1 million. Consolidated gross profit margin decreased by 2.3 margin points for the three months ended March 31, 2018, as compared to the same period in 2017.

Proprietary Products – Proprietary Products gross profit decreased by $0.1 million, or 0.1%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $8.3 million. Proprietary Products gross profit margin decreased by 2.2 margin points for the three months ended March 31, 2018, as compared to the same period in 2017, due to the impact of the deconsolidation of our Venezuelan subsidiary as of April 1, 2017 and under-absorbed overhead costs from our new facility in Waterford, Ireland, partially offset by sales price increases and production efficiencies.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $0.3 million, or 2.3%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $0.8 million. Contract-Manufactured Products gross profit margin decreased by 1.5 margin points for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the impact of the loss of a consumer-product customer and lower profitability on development and tooling agreements, partially offset by production efficiencies at our recently-expanded facility in Dublin, Ireland.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2018	2017
Proprietary Products	$9.6	$10.3
Contract-Manufactured Products	—	—
Consolidated R&D Costs	$9.6	$10.3

Consolidated R&D costs decreased by $0.7 million, or 6.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. Efforts remain focused on the continued investment in self-injection systems development and formulation development.

All of the R&D costs incurred during the three months ended March 31, 2018 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2018	2017
Proprietary Products	$48.4	$44.9
Contract-Manufactured Products	4.3	4.1
Corporate	15.6	13.5
Consolidated SG&A costs	$68.3	$62.5
SG&A as a % of net sales	16.4%	16.1%

Consolidated SG&A costs increased by $5.8 million, or 9.3%, for the three months ended March 31, 2018, as compared to the same period in 2017, including the impact of foreign currency translation, which increased SG&A costs by $2.3 million, or 3.7%, for the three months ended March 31, 2018.

Proprietary Products – Proprietary Products SG&A costs increased by $3.5 million, or 7.8%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to increases in compensation costs, primarily related to merit increases. Foreign currency translation increased Proprietary Products SG&A costs by $2.3 million for the three months ended March 31, 2018.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $0.2 million, or 4.9%, as compared to the same period in 2017, due to slight increases in compensation and miscellaneous costs.

Corporate – Corporate SG&A costs increased by $2.1 million, or 15.6%, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in outside services and compensation costs.

Other Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2018	2017
Proprietary Products	$0.4	$1.0
Contract-Manufactured Products	(0.6)	—
Corporate	—	(0.1)
Unallocated items	3.3	—
Consolidated other expense	$3.1	$0.9

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense increased by $2.2 million for the three months ended March 31, 2018, as compared to the same period in 2017.

Proprietary Products – Proprietary Products other expense decreased by $0.6 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to foreign exchange transaction gains in Europe.

Contract-Manufactured Products – Contract-Manufactured Products other income increased by $0.6 million for the three months ended March 31, 2018, as compared to the same period in 2017, due to gains on the sale of fixed assets.

Corporate – Corporate other income decreased by $0.1 million for the three months ended March 31, 2018, as compared to the same period in 2017.

Unallocated items – During the three months ended March 31, 2018, we recorded $3.3 million in restructuring and related charges, consisting of $2.0 million for severance charges, $0.1 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $1.2 million for other non-cash charges. Please refer to Note 13, Other Expense, for further discussion.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2018	2017
Proprietary Products	$62.8	$65.1
Contract-Manufactured Products	9.5	8.8
Corporate	(15.6)	(13.4)
Adjusted consolidated operating profit	$56.7	$60.5
Adjusted consolidated operating profit margin	13.6%	15.6%
Unallocated items	(3.3)	—
Consolidated operating profit	$53.4	$60.5
Consolidated operating profit margin	12.8%	15.6%

Consolidated operating profit decreased by $7.1 million, or 11.7%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $6.6 million.

Proprietary Products – Proprietary Products operating profit decreased by $2.3 million, or 3.5%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $5.9 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $0.7 million, or 8.0%, for the three months ended March 31, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $0.7 million, due to the factors described above.

Corporate – Corporate costs increased by $2.2 million, or 16.4%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to the factors described above.

Unallocated items – Please refer to the Other Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2018	2017
Interest expense	$2.2	$2.7
Capitalized interest	(0.3)	(0.6)
Interest income	(0.6)	(0.3)
Interest expense, net	$1.3	$1.8

Interest expense, net, decreased by $0.5 million, or 27.8%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to lower interest expense resulting from less debt outstanding during the three months ended March 31, 2018, as compared to the same period in 2017.

Other Nonoperating Income

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). We adopted this guidance as of January 1, 2018, on a retrospective basis. As a result of this adoption, we reclassified net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three months ended March 31, 2018 and 2017 was $1.2 million and $1.9 million, respectively, of which $2.8 million and $2.7 million, respectively, related to service cost and $1.6 million and $0.8 million, respectively, related to net benefit cost components other than service cost. Please refer to Note 2, New Accounting Standards, for additional information.

Income Taxes

The provision for income taxes was $12.5 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, and the effective tax rate was 23.3% and 3.6%, respectively.

The increase in the effective tax rate for the three months ended March 31, 2018, as compared to the same period in 2017, primarily reflects the impact of a lower tax benefit of $2.1 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, as compared to a tax benefit of $15.9 million in the same period in 2017, partially offset by the impact of the U.S. federal corporate income tax rate reduction from 35.0% to 21.0%, as part of the 2017 Tax Act, effective for tax years beginning after December 31, 2017. In addition, during the three months ended March 31, 2018, following additional analysis, we recorded a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act. During the three and twelve months ended December 31, 2017, we had recorded a provisional charge for the estimated impact of the 2017 Tax Act, based upon our then-current understanding of the 2017 Tax Act and the guidance available at the time. We will continue to actively monitor the developments relating to the 2017 Tax Act, and will adjust our estimate as necessary during the one-year measurement period.

Please refer to Note 14, Income Taxes, for further discussion of our income taxes.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $1.2 million, or 33.3%, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the impact of gains on the sale of investment securities by Daikyo during the three months ended March 31, 2017.

Net Income

Net income for the three months ended March 31, 2018 was $43.6 million, which included the impact of restructuring and related charges of $2.7 million (net of $0.6 million in tax), a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act, and a tax benefit of $2.1 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions.

Net income for the three months ended March 31, 2017 was $60.9 million, which included the impact of a tax benefit of $15.9 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2018	2017
Net cash provided by operating activities	$45.0	$20.7
Net cash used in investing activities	$(28.7)	$(34.7)
Net cash used in financing activities	$(56.9)	$(21.8)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $24.3 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a $20.0 million contribution to our U.S. qualified pension plan during the three months ended March 31, 2017.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $6.0 million for the three months ended March 31, 2018, as compared to the same period in 2017, mostly due to a $9.5 million decrease in capital spending due to the completion of several major projects in 2017, including certain components of our new facility in Waterford, Ireland. The Waterford facility will continue to undergo validation procedures during 2018, with commercial production expected to begin in the second half of 2018.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $35.1 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in purchases under our share repurchase programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$199.8	$235.9
Working capital	$480.1	$464.0
Total debt	$198.0	$197.0
Total equity	$1,305.3	$1,279.9
Net debt-to-total invested capital	N/A	N/A

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

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2018 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2018 included $49.5 million of cash held by subsidiaries within the U.S., and $150.3 million of cash held by subsidiaries outside of the U.S. In response to the 2017 Tax Act, we reevaluated our position regarding permanent reinvestment of foreign subsidiary earnings and profits through 2017

(with the exception of China and Mexico) and elected to include in our provision for income taxes for the year ended December 31, 2017 an estimated liability of $9.8 million related to foreign withholding taxes and state income taxes that will be incurred upon the distribution of those foreign subsidiary earnings and profits to the U.S. at a future date. Following additional analysis of the 2017 Tax Act, we are asserting, as of January 1, 2018, indefinite reinvestment related to our investment in all of our foreign subsidiaries.

Working capital – Working capital at March 31, 2018 increased by $16.1 million, or 3.5%, as compared to December 31, 2017, including an increase of $8.1 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, inventories, and total current liabilities decreased by $40.6 million, $2.8 million, and $19.8 million, respectively, while accounts receivable increased by $33.5 million. The increase in accounts receivable was partially due to our adoption of the new revenue recognition guidance. The decrease in total current liabilities was primarily due to decreases in accrued capital spending and incentive compensation accruals.

Debt and credit facilities – The $1.0 million increase in total debt at March 31, 2018, as compared to December 31, 2017, resulted from foreign currency rate fluctuations.

Our sources of liquidity include our Credit Facility. At March 31, 2018, we had $30.6 million in outstanding long-term borrowings under this facility, of which $4.7 million was denominated in Yen and $25.9 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.8 million, resulted in a borrowing capacity available under our Credit Facility of $266.6 million at March 31, 2018. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2018, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2017 Annual Report. During the three months ended March 31, 2018, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2018, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2017 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2017 Annual Report, except for changes relating to our adoption of ASC 606 on January 1, 2018. Please refer to Note 3, Revenue, for our revenue recognition policy as of January 1, 2018.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2018, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•
interruptions or weaknesses in our supply chain, including from reasons beyond our control such as extreme weather, longer-term climate changes, natural disasters, pandemic, war, accidental damage, or unauthorized access to our or our customers’ information and systems, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	our ability to obtain and maintain licenses in any jurisdiction in which we do business;

•	the relative strength of USD in relation to other currencies, particularly the Euro, SGD, the Danish Krone, Yen, Venezuelan Bolivar, Colombian and Argentinian Peso, and Brazilian Real; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2017 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2017 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2018, we adopted ASC 606. Although our adoption of ASC 606 resulted in no change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, we did implement changes to our internal controls relating to revenue. These changes included the development of new policies based on a five-step model provided in ASC 606, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2017 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2018 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)(2)(3)	Average price paid per share (1)(2)(3)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (3)
January 1 – 31, 2018	2,219	$97.83	—	—
February 1 – 28, 2018	163,827	88.17	150,000	650,000
March 1 – 31, 2018	429,989	89.32	390,000	260,000
Total	596,035	$89.03	540,000	260,000

(1)
Includes 13,401 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
Includes 42,634 shares of common stock acquired from employees who tendered already-owned shares to satisfy the withholding tax obligations on the vesting of restricted stock awards, as part of the 2016 Plan.

(3)	In February 2018, we announced a share repurchase program for calendar-year 2018 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. The share repurchase program is expected to be completed by December 31, 2018. During the three months ended March 31, 2018, we purchased 540,000 shares of our common stock under the program at a cost of $47.9 million, or an average price of $88.74 per share.

ITEM 5.  OTHER INFORMATION

Our 2018 Annual Meeting of Shareholders was held on May 1, 2018 at our corporate headquarters. Our shareholders voted on three proposals at the Annual Meeting. The proposals are described in detail in our proxy statement filed on March 21, 2018. As of March 6, 2018, the record date, there were 73,951,222 shares outstanding. Shareholders representing 69,698,865, or 94.24%, of the common shares outstanding were present in person or were represented by proxy at the Annual Meeting. The final results for the votes on each proposal are set forth below.

Proposal 1: Our shareholders elected the following directors to serve on our Board until the 2019 Annual Meeting of Shareholders:

Name	For	Against	Abstain	Broker Non-Votes
Mark A. Buthman	66,376,747	259,927	104,438	2,957,753
William F. Feehery	66,389,644	247,030	104,438	2,957,753
Eric M. Green	66,374,521	259,782	106,809	2,957,753
Thomas W. Hofmann	66,397,773	239,180	104,159	2,957,753
Paula A. Johnson	66,353,209	266,478	121,425	2,957,753
Deborah L. V. Keller	66,525,899	110,790	104,423	2,957,753
Myla P. Lai-Goldman	66,419,302	218,420	103,390	2,957,753
Douglas A. Michels	66,378,237	258,437	104,438	2,957,753
Paolo Pucci	54,097,950	12,178,741	464,421	2,957,753
John H. Weiland	66,300,859	334,232	106,021	2,957,753
Patrick J. Zenner	66,193,611	423,886	123,615	2,957,753

Proposal 2: Our shareholders approved, on an advisory basis, our named executive officer compensation:

For	Against	Abstain	Broker Non-Votes
64,466,061	2,119,779	155,272	2,957,753

Proposal 3: Our shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2018 fiscal year. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
69,183,391	409,537	105,937	Not applicable

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

May 8, 2018

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