Form 10-Q
period 2018-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2018-10-30
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☐ No ☑

As of September 30, 2018, there were 74,079,671 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$431.7	$398.2	$1,294.9	$1,183.5
Cost of goods and services sold	296.1	273.1	882.7	799.2
Gross profit	135.6	125.1	412.2	384.3
Research and development	10.1	9.1	30.5	29.4
Selling, general and administrative expenses	64.9	62.6	203.2	186.4
Other (income) expense (Note 13)	(0.2)	(9.5)	4.0	3.1
Operating profit	60.8	62.9	174.5	165.4
Interest expense	2.0	1.4	6.1	5.7
Interest income	(0.5)	(0.3)	(1.4)	(0.9)
Other nonoperating income	(1.8)	(1.1)	(5.1)	(2.5)
Income before income taxes	61.1	62.9	174.9	163.1
Income tax expense	8.0	14.0	26.5	19.1
Equity in net income of affiliated companies	(2.1)	(2.1)	(6.5)	(6.7)
Net income	$55.2	$51.0	$154.9	$150.7

Net income per share:
Basic	$0.75	$0.69	$2.10	$2.04
Diluted	$0.73	$0.67	$2.05	$1.99

Weighted average shares outstanding:
Basic	73.9	74.2	73.9	73.8
Diluted	75.7	75.9	75.4	75.8

Dividends declared per share	$0.15	$0.14	$0.43	$0.40

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$55.2	$51.0	$154.9	$150.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9.5)	22.5	(39.1)	64.7
Defined benefit pension and other postretirement plan adjustments, net of tax of $0, $(0.3), $0.1 and $(0.7), respectively	(0.2)	(0.7)	0.1	(1.6)
Net loss on investment securities, net of tax of $(2.9)	—	—	—	(5.1)
Net (loss) gain on derivatives, net of tax of $(0.1), $(0.2), $1.0 and $(0.5), respectively	(0.4)	(0.6)	2.5	(1.8)
Other comprehensive (loss) income, net of tax	(10.1)	21.2	(36.5)	56.2
Comprehensive income	$45.1	$72.2	$118.4	$206.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$297.3	$235.9
Accounts receivable, net	302.9	253.2
Inventories	206.8	215.2
Other current assets	43.1	39.2
Total current assets	850.1	743.5
Property, plant and equipment	1,745.8	1,745.8
Less: accumulated depreciation and amortization	923.8	890.8
Property, plant and equipment, net	822.0	855.0
Investments in affiliated companies	90.5	85.8
Goodwill	106.3	107.7
Deferred income taxes	34.5	25.7
Intangible assets, net	21.0	21.7
Other noncurrent assets	21.7	23.4
Total Assets	$1,946.1	$1,862.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125.2	$138.1
Pension and other postretirement benefits	2.2	2.2
Accrued salaries, wages and benefits	67.3	56.2
Income taxes payable	17.7	6.0
Other current liabilities	76.4	77.0
Total current liabilities	288.8	279.5
Long-term debt	196.2	197.0
Deferred income taxes	11.7	10.4
Pension and other postretirement benefits	53.8	53.4
Other long-term liabilities	43.8	42.6
Total Liabilities	594.3	582.9

Commitments and contingencies (Note 15)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 100.0 million shares authorized; shares issued: 75.3 million and 75.2 million; shares outstanding: 74.1 million and 73.9 million	18.8	18.8
Capital in excess of par value	282.8	309.3
Retained earnings	1,312.7	1,178.2
Accumulated other comprehensive loss	(153.8)	(117.3)
Treasury stock, at cost (1.2 million and 1.3 million shares)	(108.7)	(109.1)
Total Equity	1,351.8	1,279.9
Total Liabilities and Equity	$1,946.1	$1,862.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2017	75.2	$18.8	$309.3	1.3	$(109.1)	$1,178.2	$(117.3)	$1,279.9
Effect of modified retrospective application of a new accounting standard (see Note 3)	—	—	—	—	—	11.4	—	11.4
Net income	—	—	—	—	—	154.9	—	154.9
Stock-based compensation	—	—	6.1	—	9.3	—	—	15.4
Shares issued under stock plans	0.1	—	(32.8)	(0.9)	66.5	—	—	33.7
Shares purchased under share repurchase program	—	—	—	0.8	(70.8)	—	—	(70.8)
Shares repurchased for employee tax withholdings	—	—	0.2	—	(4.6)	—	—	(4.4)
Dividends declared	—	—	—	—	—	(31.8)	—	(31.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	(36.5)	(36.5)
Balance, September 30, 2018	75.3	$18.8	$282.8	1.2	$(108.7)	$1,312.7	$(153.8)	$1,351.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$154.9	$150.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76.1	69.9
Amortization	2.0	1.9
Stock-based compensation	14.7	13.6
Non-cash restructuring charges	0.8	—
Venezuela deconsolidation	—	11.1
Contingent consideration payments in excess of acquisition-date liability	(0.5)	—
Other non-cash items, net	(4.0)	(3.2)
Changes in assets and liabilities	(28.6)	(62.2)
Net cash provided by operating activities	215.4	181.8

Cash flows from investing activities:
Capital expenditures	(74.7)	(101.3)
Cash related to deconsolidated Venezuelan subsidiary	—	(6.0)
Other, net	2.5	3.1
Net cash used in investing activities	(72.2)	(104.2)

Cash flows from financing activities:
Repayments of long-term debt	—	(1.8)
Dividend payments	(31.0)	(28.7)
Contingent consideration payments up to amount of acquisition-date liability	—	(0.5)
Proceeds from exercise of stock options and stock appreciation rights	30.1	36.0
Employee stock purchase plan contributions	3.6	3.2
Shares purchased under share repurchase programs	(70.8)	(26.9)
Shares repurchased for employee tax withholdings	(4.4)	(3.8)
Net cash used in financing activities	(72.5)	(22.5)
Effect of exchange rates on cash	(9.3)	11.2
Net increase in cash and cash equivalents	61.4	66.3

Cash, including cash equivalents at beginning of period	235.9	203.0
Cash, including cash equivalents at end of period	$297.3	$269.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2018 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

As of April 1, 2017, our consolidated financial statements exclude the results of our Venezuelan subsidiary. Please refer to Note 13, Other (Income) Expense, for further discussion.

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

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). The guidance requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income (or capitalized in assets) and the other components will be reported separately outside of operations, and will not be eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a retrospective basis. As a result of this adoption, we reclassified net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three months ended September 30, 2018 and 2017 was $0.8 million and $1.4 million, respectively, of which $2.6 million and $2.5 million, respectively, related to service cost and $1.8 million and $1.1 million, respectively, related to net benefit cost components other than service cost. Net periodic benefit cost for the nine months ended September 30, 2018 and 2017 was $3.0 million and $5.3 million, respectively, of which $8.1 million and $7.8 million, respectively, related to service cost and $5.1 million and $2.5 million, respectively, related to net benefit cost components other than service cost. The adoption of this guidance had no impact on net income.

In November 2016, the FASB issued guidance on the classification and presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance as of January 1, 2018, on a retrospective basis. As of September 30, 2018 and December 31, 2017, we had no restricted cash.

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

Standards Issued Not Yet Adopted

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The guidance removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

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

In February 2016, the FASB issued guidance on the accounting for leases. This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that this guidance will have on our financial statements. As of September 30, 2018 and December 31, 2017, future minimum rental payments under non-cancelable operating leases were $67.0 million and $79.1 million, respectively.

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
The cumulative effect of the changes made to our condensed consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

($ in millions)	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Accounts receivable, net	$253.2	$25.0	$278.2
Inventories	215.2	(20.8)	194.4
Other current assets	39.2	(8.4)	30.8

Liabilities and Equity:
Other current liabilities	$77.0	$(13.7)	$63.3
Deferred income taxes	10.4	3.0	13.4
Other long-term liabilities	42.6	(4.9)	37.7
Retained earnings	1,178.2	11.4	1,189.6

The impact of the adoption of ASC 606 on our condensed consolidated income statement for the three months ended September 30, 2018 was as follows:

($ in millions)	As Reported	Balances without Adoption of ASC 606	Effects of Change Higher/(Lower)
Net sales	$431.7	$423.5	$8.2
Cost of goods and services sold	296.1	290.3	5.8
Research and development	10.1	10.0	0.1
Other (income) expense	(0.2)	(0.4)	0.2
Income tax expense	8.0	7.8	0.2
Net income	$55.2	$53.2	$2.0
The impact of the adoption of ASC 606 on our condensed consolidated income statement for the nine months ended September 30, 2018 was as follows:

($ in millions)	As Reported	Balances without Adoption of ASC 606	Effects of Change Higher/(Lower)
Net sales	$1,294.9	$1,294.4	$0.5
Cost of goods and services sold	882.7	878.9	3.8
Research and development	30.5	30.5	—
Other expense	4.0	3.5	0.5
Income tax expense	26.5	27.5	(1.0)
Net income	$154.9	$157.6	$(2.7)
The impact of the adoption of ASC 606 on our condensed consolidated balance sheet as of September 30, 2018 was as follows:

($ in millions)	As Reported	Balances without Adoption of ASC 606	Effects of Change Higher/(Lower)
Assets:
Accounts receivable, net	$302.9	$277.6	$25.3
Inventories	206.8	228.5	(21.7)
Other current assets	43.1	54.2	(11.1)

Liabilities and Equity:
Other current liabilities	$76.4	$90.2	$(13.8)
Deferred income taxes	11.7	9.7	2.0
Other long-term liabilities	43.8	48.2	(4.4)
Retained earnings	1,312.7	1,304.0	8.7
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
The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of September 30, 2018, there was $6.7 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $5.8 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.
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
The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Biologics	21%	23%	21%	23%
Generics	21%	22%	21%	21%
Pharma	34%	33%	35%	35%
Contract-Manufactured Products	24%	22%	23%	21%
	100%	100%	100%	100%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
High-Value Components	41%	42%	42%	42%
Standard Packaging	31%	32%	32%	33%
Delivery Devices	4%	4%	3%	4%
Contract-Manufactured Products	24%	22%	23%	21%
	100%	100%	100%	100%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Americas	51%	50%	48%	51%
Europe, Middle East, Africa	41%	42%	44%	41%
Asia Pacific	8%	8%	8%	8%
	100%	100%	100%	100%
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
The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2017	$7.5
Contract assets, September 30, 2018	7.6
Change in contract assets - increase (decrease)	$0.1

Deferred income, December 31, 2017	$(33.6)
Deferred income, September 30, 2018	(30.0)
Change in deferred income - decrease (increase)	$3.6
The decrease in deferred income during the nine months ended September 30, 2018 was primarily due to the recognition of revenue of $67.0 million, including $34.5 million of revenue that was included in deferred income at the beginning of the year (of which $18.6 million was recognized in the cumulative-effect adjustment as of January

1, 2018), partially offset by additional cash payments of $62.3 million received in advance of satisfying future performance obligations along with $1.1 million in other adjustments.
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
Supply Chain Financing
We have entered into supply chain financing agreements with certain banks, pursuant to which we offer for sale certain accounts receivable to such banks from time to time, subject to the terms of the applicable agreements. These transactions result in a reduction in accounts receivable, as the agreements transfer effective control over, and credit risk related to, the receivables to the banks. These agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. As of September 30, 2018, we derecognized $2.3 million of accounts receivable under these agreements. Discount fees related to the sale of such accounts receivable on our condensed consolidated income statements for the three and nine months ended September 30, 2018 were not material.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$55.2	$51.0	$154.9	$150.7
Weighted average common shares outstanding	73.9	74.2	73.9	73.8
Dilutive effect of equity awards, based on the treasury stock method	1.8	1.7	1.5	2.0
Weighted average shares assuming dilution	75.7	75.9	75.4	75.8

During the three months ended September 30, 2018 and 2017, there were 0.1 million and 0.5 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.4 million antidilutive shares outstanding during both the nine months ended September 30, 2018 and 2017.

In February 2018, we announced a share repurchase program for calendar-year 2018 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. There were no shares purchased during the three months ended September 30, 2018. During the nine months ended September 30, 2018, we purchased 800,000 shares of our common stock under the program at a cost of $70.8 million, or an average price of $88.51 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2018	December 31, 2017
Raw materials	$93.3	$88.6
Work in process	38.0	31.8
Finished goods	75.5	94.8
	$206.8	$215.2

Note 6:  Affiliated Companies

At September 30, 2018 and December 31, 2017, the aggregate carrying amount of investments in equity-method affiliates was $77.1 million and $72.4 million, respectively, and the aggregate carrying amount of cost-method investments, for which fair value was not readily determinable, was $13.4 million at both period-ends. We test our cost-method investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. Please refer to Note 5, Affiliated Companies, to the consolidated financial statements in our 2017 Annual Report for additional details.

Note 7:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2018.

($ in millions)	September 30, 2018	December 31, 2017
Note payable, due December 31, 2019	$0.1	$0.1
Credit Facility, due October 15, 2020 (1.00%)	28.7	29.6
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	196.8	197.7
Less: unamortized debt issuance costs	0.6	0.7
Total debt	196.2	197.0
Less: current portion of long-term debt	—	—
Long-term debt, net	$196.2	$197.0

Please refer to Note 8, Debt, to the consolidated financial statements in our 2017 Annual Report for additional details regarding our debt agreements.

At September 30, 2018, we had $28.7 million in outstanding long-term borrowings under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), of which $4.4 million was denominated in Japanese Yen (“Yen”) and $24.3 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under the Credit Facility of $268.8 million at September 30, 2018. Please refer to Note 8, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with the Credit Facility.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of September 30, 2018, the total amount of these forward exchange contracts was €10.0 million, Singapore Dollar (“SGD”) 601.5 million and $13.4 million. As of December 31, 2017, the total amount of these forward exchange contracts was €12.0 million, SGD 171.0 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2018, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	U. S. Dollar (“USD”)	Euro
USD	19.9	—	16.3
Yen	3,601.4	18.9	12.0
SGD	21.5	10.7	4.5

At September 30, 2018, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($24.3 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $0.5 million pre-tax ($0.4 million after tax) on this debt was recorded within accumulated other comprehensive loss as of September 30, 2018. We have also designated our ¥500.0 million ($4.4 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At September 30, 2018, there was a cumulative foreign currency translation loss of $0.2 million pre-tax ($0.2 million after tax) on this Yen-denominated debt, which was also included within accumulated other comprehensive loss.

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

During the three months ended September 30, 2018, the gain recorded in cost of goods and services sold related to these call options was less than $0.1 million. During the nine months ended September 30, 2018, the gain recorded in cost of goods and services sold related to these call options was $0.5 million.

As of September 30, 2018, we had outstanding contracts to purchase 72,699 barrels of crude oil from October 2018 to August 2019 at a weighted-average strike price of $74.21 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 9, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2018 and December 31, 2017.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.7)	$—	$0.4	Net sales
Foreign currency hedge contracts	(0.5)	(0.9)	(0.1)	0.3	Cost of goods and services sold
Interest rate swap contracts	—	—	—	0.2	Interest expense
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(0.4)	$(1.6)	$—	$1.0
Net Investment Hedges:
Foreign currency-denominated debt	$0.2	$(0.5)	$—	$—	Other expense
Total	$0.2	$(0.5)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income for the		Location of Loss (Gain) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Cash Flow Hedges:
Foreign currency hedge contracts	$0.2	$(1.6)	$0.8	$0.7	Net sales
Foreign currency hedge contracts	0.9	(2.0)	0.4	0.4	Cost of goods and services sold
Interest rate swap contracts	—	—	—	0.5	Interest expense
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$1.1	$(3.6)	$1.4	$1.8
Net Investment Hedges:
Foreign currency-denominated debt	$0.7	$(1.7)	$—	$—	Other expense
Total	$0.7	$(1.7)	$—	$—

For the three and nine months ended September 30, 2018 and 2017, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.4	$9.4	$—	$—
Foreign currency contracts	2.8	—	2.8	—
	$12.2	$9.4	$2.8	$—
Liabilities:
Contingent consideration	$5.2	$—	$—	$5.2
Deferred compensation liabilities	10.5	10.5	—	—
Foreign currency contracts	5.8	—	5.8	—
	$21.5	$10.5	$5.8	$5.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.9	$8.9	$—	$—
Foreign currency contracts	0.5	—	0.5	—
	$9.4	$8.9	$0.5	$—
Liabilities:
Contingent consideration	$4.9	$—	$—	$4.9
Deferred compensation liabilities	9.9	9.9	—	—
Foreign currency contracts	5.1	—	5.1	—
	$19.9	$9.9	$5.1	$4.9

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2016	$8.0
Decrease in fair value recorded in earnings	(2.4)
Payments	(0.7)
Balance, December 31, 2017	4.9
Increase in fair value recorded in earnings	0.8
Payments	(0.5)
Balance, September 30, 2018	$5.2

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2018, the estimated fair value of long-term debt was $192.5 million compared to a carrying amount of $196.2 million. At December 31, 2017, the estimated fair value of long-term debt was $201.5 million and the carrying amount was $197.0 million.

Note 10:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2018, there were 3,734,129 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2018, we granted 485,313 stock options at a weighted average exercise price of $90.05 per share based on the grant-date fair value of our stock to employees under the 2016 Plan.

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

During the nine months ended September 30, 2018, we granted 99,886 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $90.10 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the nine months ended September 30, 2018, we granted 14,745 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $96.12 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, net of forfeitures.

Total stock-based compensation expense was $5.3 million and $14.7 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, stock-based compensation expense was $4.6 million and $13.6 million, respectively.

Note 11:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2018	2017	2018	2017	2018	2017
Service cost	$2.6	$2.5	$—	$—	$2.6	$2.5
Interest cost	2.3	2.4	0.1	—	2.4	2.4
Expected return on assets	(3.9)	(3.4)	—	—	(3.9)	(3.4)
Amortization of prior service credit	(0.3)	(0.3)	(0.2)	(0.1)	(0.5)	(0.4)
Recognized actuarial losses (gains)	0.9	1.2	(0.7)	(0.9)	0.2	0.3
Net periodic benefit cost	$1.6	$2.4	$(0.8)	$(1.0)	$0.8	$1.4

	Pension benefits		Other retirement benefits		Total
($ in millions)	2018	2017	2018	2017	2018	2017
U.S. plans	$1.0	$1.7	$(0.8)	$(1.0)	$0.2	$0.7
International plans	0.6	0.7	—	—	0.6	0.7
Net periodic benefit cost	$1.6	$2.4	$(0.8)	$(1.0)	$0.8	$1.4

The components of net periodic benefit cost for the nine months ended September 30 were as follows ($ in millions):

	Pension benefits		Other retirement benefits		Total
	2018	2017	2018	2017	2018	2017
Service cost	$8.1	$7.8	$—	$—	$8.1	$7.8
Interest cost	7.0	7.3	0.2	0.2	7.2	7.5
Expected return on assets	(11.7)	(10.1)	—	—	(11.7)	(10.1)
Amortization of prior service credit	(1.1)	(1.0)	(0.5)	(0.5)	(1.6)	(1.5)
Recognized actuarial losses (gains)	2.8	3.6	(1.8)	(2.0)	1.0	1.6
Net periodic benefit cost	$5.1	$7.6	$(2.1)	$(2.3)	$3.0	$5.3

	Pension benefits		Other retirement benefits		Total
	2018	2017	2018	2017	2018	2017
U.S. plans	$3.5	$5.5	$(2.1)	$(2.3)	$1.4	$3.2
International plans	1.6	2.1	—	—	1.6	2.1
Net periodic benefit cost	$5.1	$7.6	$(2.1)	$(2.3)	$3.0	$5.3

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

Note 12:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2018:

($ in millions)	Losses on cash flow hedges	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2017	$(4.2)	$0.5	$(39.0)	$(74.6)	$(117.3)
Other comprehensive income (loss) before reclassifications	1.1	—	0.6	(39.1)	(37.4)
Amounts reclassified out	1.4	—	(0.5)	—	0.9
Other comprehensive income (loss), net of tax	2.5	—	0.1	(39.1)	(36.5)
Balance, September 30, 2018	$(1.7)	$0.5	$(38.9)	$(113.7)	$(153.8)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2018	2017	2018	2017
Losses on cash flow hedges:
Foreign currency contracts	$0.1	$(0.5)	$(0.8)	$(0.8)	Net sales
Foreign currency contracts	—	(0.5)	(0.7)	(0.6)	Cost of goods and services sold
Interest rate swap contracts	—	(0.2)	—	(0.7)	Interest expense
Forward treasury locks	(0.1)	(0.1)	(0.3)	(0.3)	Interest expense
Total before tax	—	(1.3)	(1.8)	(2.4)
Tax expense	—	0.3	0.4	0.6
Net of tax	$—	$(1.0)	$(1.4)	$(1.8)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.5	$0.4	$1.6	$1.5	(a)
Actuarial losses	(0.2)	(0.3)	(1.0)	(1.6)	(a)
Total before tax	0.3	0.1	0.6	(0.1)
Tax expense	—	(0.1)	(0.1)	(0.1)
Net of tax	$0.3	$—	$0.5	$(0.2)
Total reclassifications for the period, net of tax	$0.3	$(1.0)	$(0.9)	$(2.0)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 11, Benefit Plans, for additional details.

Note 13:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Restructuring and related charges:
Severance and post-employment benefits	$0.1	$—	$3.4	$—
Asset-related charges	0.4	—	0.8	—
Other charges	0.7	—	2.5	—
Total restructuring and related charges	1.2	—	6.7	—
Argentina currency devaluation	1.1	—	1.1	—
Venezuela deconsolidation	—	—	—	11.1
Development and licensing income	(0.2)	(9.5)	(0.6)	(10.3)
Contingent consideration	0.2	(0.2)	0.8	0.5
Other items	(2.5)	0.2	(4.0)	1.8
Total other (income) expense	$(0.2)	$(9.5)	$4.0	$3.1

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

During the three months ended September 30, 2018, we recorded $1.2 million in restructuring and related charges associated with this plan, consisting of $0.1 million for severance charges, $0.4 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $0.7 million for other charges. During the nine months ended September 30, 2018, we recorded $6.7 million in restructuring and related charges associated with this plan, consisting of $3.4 million for severance charges, $0.8 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $2.5 million for other charges.

The following table presents activity related to our restructuring obligations related to the 2018 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2017	$—	$—	$—	$—
Charges	3.4	0.8	2.5	6.7
Cash payments	(0.2)	—	—	(0.2)
Non-cash asset write-downs	—	(0.8)	(2.5)	(3.3)
Balance, September 30, 2018	$3.2	$—	$—	$3.2

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. Please refer to Note 14, Other Expense, to the consolidated financial statements in our 2017 Annual Report for further discussion of the 2016 Plan. Our remaining restructuring obligations related to the 2016 Plan as of September 30, 2018 were $1.0 million.

Other Items

During the three and nine months ended September 30, 2018, we recorded a charge of $1.1 million related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018.

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

In addition, during the three and nine months ended September 30, 2018, we recorded development income of $0.2 million and $0.6 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. During the three and nine months ended September 30, 2017, we recorded income of $0.4 million and $1.2 million, respectively, related to this nonrefundable customer payment. Please refer to Note 3, Revenue, for additional information. In addition, during the three and nine months ended September 30, 2017, we recorded income of $9.1 million attributable to the reimbursement of certain costs related to a technology that we subsequently licensed to a third party. The license of technology to the third party may result in additional income in the future, contingent on commercialization of the related product.

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

The provision for income taxes was $8.0 million and $14.0 million for the three months ended September 30, 2018 and 2017, respectively, and the effective tax rate was 13.1% and 22.3%, respectively. The provision for income taxes was $26.5 million and $19.1 million for the nine months ended September 30, 2018 and 2017, respectively, and the effective tax rate was 15.1% and 11.7%, respectively.

During the three and nine months ended September 30, 2018, we recorded a tax benefit of $7.7 million and $13.2 million, respectively, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, as compared to a tax benefit of $4.8 million and $30.3 million for the same periods in 2017.

During the three and nine months ended September 30, 2018, we recorded a net tax charge of $0.4 million and a net tax benefit of $4.1 million, respectively, to adjust our estimated impact of the 2017 Tax Act. During the year ended December 31, 2017, we had recorded a provisional charge for the estimated impact of the 2017 Tax Act, based upon our then-current understanding of the 2017 Tax Act and the guidance available at the time. We will continue to actively monitor the developments relating to the 2017 Tax Act, and will adjust our estimate as necessary during the one-year measurement period.

During the nine months ended September 30, 2017, we recorded a tax benefit of $3.5 million related to a planned repatriation of cash held by non-U.S. subsidiaries.

In response to the 2017 Tax Act, we reevaluated our position regarding permanent reinvestment of foreign subsidiary earnings and profits through 2017 (with the exception of China and Mexico) and elected to include in our provision for income taxes for the year ended December 31, 2017 an estimated liability of $9.8 million related to foreign withholding taxes and state income taxes that will be incurred upon the distribution of those foreign subsidiary earnings and profits to the U.S. at a future date. Following additional analysis of the 2017 Tax Act, we are asserting, as of January 1, 2018, indefinite reinvestment related to our investment in all of our controlled foreign subsidiaries.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net sales:
Proprietary Products	$325.2	$308.9	$997.4	$930.5
Contract-Manufactured Products	106.7	89.3	297.7	253.3
Intersegment sales elimination	(0.2)	—	(0.2)	(0.3)
Consolidated net sales	$431.7	$398.2	$1,294.9	$1,183.5
Operating profit (loss):
Proprietary Products	$68.2	$67.5	$202.7	$189.3
Contract-Manufactured Products	11.2	10.8	29.7	30.1
Corporate	(16.3)	(15.4)	(50.1)	(42.9)
Other unallocated items	(2.3)	—	(7.8)	(11.1)
Total operating profit	$60.8	$62.9	$174.5	$165.4
Interest expense	2.0	1.4	6.1	5.7
Interest income	(0.5)	(0.3)	(1.4)	(0.9)
Other nonoperating income	(1.8)	(1.1)	(5.1)	(2.5)
Income before income taxes	$61.1	$62.9	$174.9	$163.1

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items during the three and nine months ended September 30, 2018, consisted of $1.2 million and $6.7 million, respectively, in restructuring and related charges. In addition, during the three and nine months ended September 30, 2018, other unallocated items included a charge of $1.1 million related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. Other unallocated items during the nine months ended September 30, 2017 consisted of a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary. Please refer to Note 13, Other (Income) Expense, for further discussion of these items.

In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). We adopted this guidance as of January 1, 2018, on a retrospective basis. As a result of this adoption, we reclassified net benefit cost components other than service cost from operating income to outside of operations. Net periodic benefit cost for the three months ended September 30, 2018 and 2017 was $0.8 million and $1.4 million, respectively, of which $2.6 million and $2.5 million, respectively, related to service cost and $1.8 million and $1.1 million, respectively, related to net benefit cost components other than service cost. Net periodic benefit cost for the nine months ended September 30, 2018 and 2017 was $3.0 million and $5.3 million, respectively, of which $8.1 million and $7.8 million, respectively, related to service cost and $5.1 million and $2.5 million, respectively, related to net benefit cost components other than service cost. Please refer to Note 2, New Accounting Standards, for additional information.

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

2018 Financial Performance Summary

Consolidated net sales increased by $33.5 million, or 8.4%, for the three months ended September 30, 2018, as compared to the same period in 2017. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2018 increased by $38.3 million, or 9.6%, as compared to the same period in 2017.

Consolidated net sales increased by $111.4 million, or 9.4%, for the nine months ended September 30, 2018, as compared to the same period in 2017. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2018 increased by $74.9 million, or 6.3%, as compared to the same period in 2017.

As announced earlier this year, our Board of Directors approved a restructuring plan in February 2018 designed to realign our manufacturing capacity with demand. These changes are expected to be implemented over the following twelve to twenty-four months. The plan will require restructuring and related charges in the range of $8.0 million to $13.0 million and capital expenditures in the range of $9.0 million to $14.0 million. Once fully completed, we expect that the plan will provide the Company with annualized savings in the range of $17.0 million to $22.0 million. During the three months ended September 30, 2018, we recorded $1.2 million in restructuring and related charges associated with this plan, consisting of $0.1 million for severance charges, $0.4 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $0.7 million for other charges. During the nine months ended September 30, 2018, we recorded $6.7 million in restructuring and related charges associated with this plan, consisting of $3.4 million for severance charges, $0.8 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $2.5 million for other charges.

Net income for the three months ended September 30, 2018 was $55.2 million, or $0.73 per diluted share, as compared to $51.0 million, or $0.67 per diluted share, for the same period in 2017. Net income for the three months ended September 30, 2018 included the impact of restructuring and related charges of $0.9 million (net of $0.3 million in tax), or $0.01 per diluted share, a net tax charge of $0.4 million for the estimated impact of the 2017 Tax Act, a tax benefit of $7.7 million, or $0.10 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, and a charge of $1.1 million, or $0.02 per diluted share, related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. Net income for the three months ended September 30, 2017 included the impact of a tax benefit of $4.8 million, or $0.06 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions.

Net income for the nine months ended September 30, 2018 was $154.9 million, or $2.05 per diluted share, as compared to $150.7 million, or $1.99 per diluted share, for the same period in 2017. Net income for the nine months ended September 30, 2018 included the impact of restructuring and related charges of $5.2 million (net of $1.5 million in tax), or $0.07 per diluted share, a net tax benefit of $4.1 million, or $0.06 per diluted share, for the estimated impact of the 2017 Tax Act, a tax benefit of $13.2 million, or $0.17 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, and a charge of $1.1 million, or $0.02 per diluted share, related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. Net income for the nine months ended September 30, 2017 included the impact of a tax benefit of $30.3 million, or $0.40 per diluted share, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions and a charge of $11.1 million, or $0.15 per diluted share, related to the deconsolidation of our Venezuelan subsidiary.

At September 30, 2018, our cash and cash equivalents balance totaled $297.3 million and our available borrowing capacity under our Credit Facility was $268.8 million.

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
Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		% Change
($ in millions)	2018	2017	As-Reported	Ex-Currency
Proprietary Products	$325.2	$308.9	5.2%	6.6%
Contract-Manufactured Products	106.7	89.3	19.5%	20.1%
Intersegment sales elimination	(0.2)	—	—	—
Consolidated net sales	$431.7	$398.2	8.4%	9.6%

Consolidated net sales increased by $33.5 million, or 8.4%, for the three months ended September 30, 2018, as compared to the same period in 2017, including an unfavorable foreign currency translation impact of $4.8 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2018 increased by $38.3 million, or 9.6%, as compared to the same period in 2017.

Proprietary Products – Proprietary Products net sales increased by $16.3 million, or 5.2%, for the three months ended September 30, 2018, as compared to the same period in 2017, including an unfavorable foreign currency translation impact of $4.3 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2018 increased by $20.6 million, or 6.6%, as compared to the same period in 2017, primarily due to growth in our high-value product offerings, including our Westar® components and our ready-to-use seals, stoppers, and plungers, as well as sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $17.4 million, or 19.5%, for the three months ended September 30, 2018, as compared to the same period in 2017, including an unfavorable foreign currency translation impact of $0.5 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2018 increased by $17.9 million, or 20.1%, as compared to the same period in 2017, despite the impact of the loss of a consumer-product customer in early 2018. Higher sales volume, particularly in Ireland, contributed 18.0 percentage points of the increase, and sales price increases contributed 2.1 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		% Change
($ in millions)	2018	2017	As-Reported	Ex-Currency
Proprietary Products	$997.4	$930.5	7.2%	3.9%
Contract-Manufactured Products	297.7	253.3	17.6%	15.2%
Intersegment sales elimination	(0.2)	(0.3)	—	—
Consolidated net sales	$1,294.9	$1,183.5	9.4%	6.3%

Consolidated net sales increased by $111.4 million, or 9.4%, for the nine months ended September 30, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $36.5 million. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2018 increased by $74.9 million, or 6.3%, as compared to the same period in 2017.

Proprietary Products – Proprietary Products net sales increased by $66.9 million, or 7.2%, for the nine months ended September 30, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $30.5 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2018 increased by $36.4 million, or 3.9%, as compared to the same period in 2017, as growth in our high-value product offerings, including our Westar and FluroTec-coated components, our administration systems, and our ready-to-use seals, stoppers, and plungers, as well as sales price increases, offset the impact of the deconsolidation of our Venezuelan subsidiary as of April 1, 2017.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $44.4 million, or 17.6%, for the nine months ended September 30, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $6.0 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2018 increased by $38.4 million, or 15.2%, as compared to the same period in 2017, despite the impact of the loss of a consumer-product customer in early 2018. Higher sales volume, particularly in Ireland, contributed 13.4 percentage points of the increase, and sales price increases contributed 1.8 percentage points of the increase.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Proprietary Products:
Gross Profit	$120.4	$110.6	$370.4	$342.7
Gross Profit Margin	37.0%	35.8%	37.1%	36.8%
Contract-Manufactured Products:
Gross Profit	$15.2	$14.5	$41.8	$41.6
Gross Profit Margin	14.3%	16.3%	14.0%	16.5%
Consolidated Gross Profit	$135.6	$125.1	$412.2	$384.3
Consolidated Gross Profit Margin	31.4%	31.4%	31.8%	32.5%

Consolidated gross profit increased by $10.5 million, or 8.4%, and $27.9 million, or 7.3%, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, including an unfavorable foreign currency translation impact of $1.5 million for the three months ended September 30, 2018 and a favorable foreign currency translation impact of $11.4 million for the nine months ended September 30, 2018. Consolidated gross profit margin remained constant at 31.4% for the three months ended September 30, 2018, as compared to the same period in 2017, and decreased by 0.7 margin points for the nine months ended September 30, 2018, as compared to the same period in 2017.

Proprietary Products – Proprietary Products gross profit increased by $9.8 million, or 8.9%, and $27.7 million, or 8.1%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, including an unfavorable foreign currency translation impact of $1.4 million for the three months ended September 30, 2018 and a favorable foreign currency translation impact of $10.4 million for the nine months ended September 30, 2018. Proprietary Products gross profit margin increased by 1.2 margin points for the three months ended September 30, 2018, as compared to the same period in 2017, due to a favorable mix of products sold, production efficiencies, and sales price increases, partially offset by increased labor and depreciation costs, as well as the impact of under-absorbed overhead costs from our new facility in Waterford, Ireland and higher raw material costs. Proprietary Products gross profit margin increased by 0.3 margin points for the nine months ended September 30, 2018, as compared to the same period in 2017, as production efficiencies, sales price increases, and a favorable mix of products sold were partially offset by the impact of under-absorbed overhead costs from our new facility in Waterford, Ireland and the deconsolidation of our Venezuelan subsidiary as of April 1, 2017, as well as increased labor and depreciation costs and higher raw material costs.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $0.7 million, or 4.8%, and $0.2 million, or 0.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, including an unfavorable foreign currency translation impact of $0.1 million for the three months ended September 30, 2018 and a favorable foreign currency translation impact of $1.0 million for the nine months ended September 30, 2018, respectively. Contract-Manufactured Products gross profit margin decreased by 2.0 margin points for the three months ended September 30, 2018, as compared to the same period in 2017, due to unabsorbed overhead from plant consolidation activities, start-up costs associated with the launch of new programs, and higher raw material costs, partially offset by sales price increases. Contract-Manufactured Products gross profit margin decreased by 2.5 margin points for the nine months ended September 30, 2018, as compared to the same period in 2017, due to unabsorbed overhead from plant consolidation activities, start-up costs associated with the launch of new programs, an unfavorable mix of product sales and lower profitability on development and tooling agreements, and higher raw material costs, partially offset by sales price increases.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Proprietary Products	$10.1	$9.1	$30.5	$29.4
Contract-Manufactured Products	—	—	—	—
Consolidated R&D Costs	$10.1	$9.1	$30.5	$29.4

Consolidated R&D costs increased by $1.0 million, or 11.0%, and $1.1 million, or 3.7%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Efforts remain focused on the continued investment in self-injection systems development, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three and nine months ended September 30, 2018 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Proprietary Products	$44.4	$43.4	$140.3	$131.7
Contract-Manufactured Products	4.1	3.8	12.7	11.7
Corporate	16.4	15.4	50.2	43.0
Consolidated SG&A costs	$64.9	$62.6	$203.2	$186.4
SG&A as a % of net sales	15.0%	15.7%	15.7%	15.7%

Consolidated SG&A costs increased by $2.3 million, or 3.7%, and $16.8 million, or 9.0%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, including the impact of foreign currency translation, which decreased SG&A costs by $0.4 million for the three months ended September 30, 2018 and increased SG&A costs by $3.2 million for the nine months ended September 30, 2018.

Proprietary Products – Proprietary Products SG&A costs increased by $1.0 million, or 2.3%, and $8.6 million, or 6.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to higher commercial sales compensation costs and legal costs. Foreign currency translation decreased Proprietary Products SG&A costs by $0.4 million for the three months ended September 30, 2018 and increased Proprietary Products SG&A costs by $3.1 million for the nine months ended September 30, 2018.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $0.3 million, or 7.9%, and $1.0 million, or 8.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due to increases in compensation and miscellaneous costs.

Corporate – Corporate SG&A costs increased by $1.0 million, or 6.5%, for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in general and stock-based compensation costs. Corporate SG&A costs increased by $7.2 million, or 16.7%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in general, incentive-based, and stock-based compensation costs. as well as outside services.

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Proprietary Products	$(2.3)	$(9.4)	$(3.1)	$(7.7)
Contract-Manufactured Products	(0.1)	(0.1)	(0.6)	(0.2)
Corporate	(0.1)	—	(0.1)	(0.1)
Unallocated items	2.3	—	7.8	11.1
Consolidated other (income) expense	$(0.2)	$(9.5)	$4.0	$3.1

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other income decreased by $9.3 million for the three months ended September 30, 2018, as compared to the same period in 2017.

Consolidated other expense increased by $0.9 million for the nine months ended September 30, 2018, as compared to the same period in 2017.

Proprietary Products – Proprietary Products other income decreased by $7.1 million and $4.6 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, as we recorded income of $9.1 million attributable to the reimbursement of certain costs related to a technology that we subsequently licensed to a third party during the three and nine months ended September 30, 2017, partially offset by foreign exchange transaction gains in Europe during the three and nine months ended September 30, 2018. Please refer to Note 13, Other (Income) Expense, for further discussion of the $9.1 million attributable to the reimbursement of certain costs.

Contract-Manufactured Products – Contract-Manufactured Products other income remained constant at $0.1 million for the three months ended September 30, 2018, as compared to the same period in 2017. Contract-Manufactured Products other income increased by $0.4 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due to gains on the sale of fixed assets.

Corporate – Corporate other income increased by $0.1 million for the three months ended September 30, 2018, as compared to the same period in 2017, and remained constant at $0.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017.

Unallocated items – During the three and nine months ended September 30, 2018, we recorded $1.2 million and $6.7 million, respectively, in restructuring and related charges. In addition, during the three and nine months ended September 30, 2018, we recorded a charge of $1.1 million related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. During the nine months ended September 30, 2017, we recorded a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary. Please refer to Note 13, Other (Income) Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Proprietary Products	$68.2	$67.5	$202.7	$189.3
Contract-Manufactured Products	11.2	10.8	29.7	30.1
Corporate	(16.3)	(15.4)	(50.1)	(42.9)
Adjusted consolidated operating profit	$63.1	$62.9	$182.3	$176.5
Adjusted consolidated operating profit margin	14.6%	15.8%	14.1%	14.9%
Unallocated items	(2.3)	—	(7.8)	(11.1)
Consolidated operating profit	$60.8	$62.9	$174.5	$165.4
Consolidated operating profit margin	14.1%	15.8%	13.5%	14.0%

Consolidated operating profit decreased by $2.1 million, or 3.3%, for the three months ended September 30, 2018, as compared to the same period in 2017, including an unfavorable foreign currency translation impact of $1.1 million for the three months ended September 30, 2018.

Consolidated operating profit increased by $9.1 million, or 5.5%, for the nine months ended September 30, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $8.0 million for the nine months ended September 30, 2018.

Proprietary Products – Proprietary Products operating profit increased by $0.7 million, or 1.0%, and $13.4 million, or 7.1%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, including an unfavorable foreign currency translation impact of $1.0 million for the three months ended September 30, 2018 and a favorable foreign currency translation impact of $7.1 million for the nine months ended September 30, 2018, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $0.4 million, or 3.7%, for the three months ended September 30, 2018, as compared to the same period in 2017, including an unfavorable foreign currency translation impact of $0.1 million for the three months ended September 30, 2018, due to the factors described above. Contract-Manufactured Products operating profit decreased by $0.4 million, or 1.3%, for the nine months ended September 30, 2018, as compared to the same period in 2017, including a favorable foreign currency translation impact of $0.9 million for the nine months ended September 30, 2018, due to the factors described above.

Corporate – Corporate costs increased by $0.9 million, or 5.8%, and $7.2 million, or 16.8%, for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017, due to the factors described above.

Unallocated items – Please refer to the Other (Income) Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Interest expense	$2.3	$2.8	$6.9	$8.2
Capitalized interest	(0.3)	(1.4)	(0.8)	(2.5)
Interest income	(0.5)	(0.3)	(1.4)	(0.9)
Interest expense, net	$1.5	$1.1	$4.7	$4.8

Interest expense, net, increased by $0.4 million, or 36.4%, for the three months ended September 30, 2018, as compared to the same period in 2017, as a decrease in capitalized interest due to the completion of several major projects in 2017, including certain components of our new facility in Waterford, Ireland, was partially offset by lower interest expense resulting from less debt outstanding during the three months ended September 30, 2018, as compared to the same period in 2017, and an increase in interest income. The Waterford facility began commercial production during the three months ended September 30, 2018.

Interest expense, net, decreased by $0.1 million, or 2.1%, for the nine months ended September 30, 2018, as compared to the same period in 2017, due to lower interest expense resulting from less debt outstanding during the nine months ended September 30, 2018, as compared to the same period in 2017, and an increase in interest income, partially offset by a decrease in capitalized interest due to the completion of several major projects in 2017, as described above.

Other Nonoperating Income

Other nonoperating income increased by $0.7 million and $2.6 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to an increase in the expected return on assets and a decrease in recognized actuarial losses for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. Please refer to Note 2, New Accounting Standards, and Note 11, Benefit Plans, for information on guidance issued by the FASB on the presentation of net periodic pension and postretirement benefit cost (net benefit cost) that we adopted as of January 1, 2018, on a retrospective basis.

Income Taxes

The provision for income taxes was $8.0 million and $14.0 million for the three months ended September 30, 2018 and 2017, respectively, and the effective tax rate was 13.1% and 22.3%, respectively. The provision for income taxes was $26.5 million and $19.1 million for the nine months ended September 30, 2018 and 2017, respectively, and the effective tax rate was 15.1% and 11.7%, respectively.

During the three and nine months ended September 30, 2018, we recorded a tax benefit of $7.7 million and $13.2 million, respectively, associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, as compared to a tax benefit of $4.8 million and $30.3 million for the same periods in 2017.

During the three and nine months ended September 30, 2018, we recorded a net tax charge of $0.4 million and a net tax benefit of $4.1 million, respectively, to adjust our estimated impact of the 2017 Tax Act. During the year ended December 31, 2017, we had recorded a provisional charge for the estimated impact of the 2017 Tax Act, based upon our then-current understanding of the 2017 Tax Act and the guidance available at the time. We will continue to actively monitor the developments relating to the 2017 Tax Act, and will adjust our estimate as necessary during the one-year measurement period.

During the nine months ended September 30, 2017, we recorded a tax benefit of $3.5 million related to a planned repatriation of cash held by non-U.S. subsidiaries.

Please refer to Note 14, Income Taxes, for further discussion of our income taxes.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies remained constant at $2.1 million for the three months ended September 30, 2018, as compared to the same period in 2017. Equity in net income of affiliated companies decreased by $0.2 million, or 3.0%, for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the impact of gains on the sale of investment securities by Daikyo during the nine months ended September 30, 2017, partially offset by foreign exchange transaction gains in Mexico during the nine months ended September 30, 2018.

Net Income

Net income for the three months ended September 30, 2018 was $55.2 million, which included the impact of restructuring and related charges of $0.9 million (net of $0.3 million in tax), a net tax charge of $0.4 million for the estimated impact of the 2017 Tax Act, a tax benefit of $7.7 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, and a charge of $1.1 million related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. Net income for the three months ended September 30, 2017 was $51.0 million, which included the impact of a tax benefit of $4.8 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions.

Net income for the nine months ended September 30, 2018 was $154.9 million, which included the impact of restructuring and related charges of $5.2 million (net of $1.5 million in tax), a net tax benefit of $4.1 million for the estimated impact of the 2017 Tax Act, a tax benefit of $13.2 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions, and a charge of $1.1 million related to the classification of Argentina’s economy as highly inflationary under U.S. GAAP as of July 1, 2018. Net income for the nine months ended September 30, 2017 was $150.7 million, which included the impact of a tax benefit of $30.3 million associated with our adoption in 2017 of guidance issued by the FASB regarding share-based payment transactions and a charge of $11.1 million related to the deconsolidation of our Venezuelan subsidiary.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2018	2017
Net cash provided by operating activities	$215.4	$181.8
Net cash used in investing activities	$(72.2)	$(104.2)
Net cash used in financing activities	$(72.5)	$(22.5)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $33.6 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to a $20.0 million contribution to our U.S. qualified pension plan during the nine months ended September 30, 2017.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $32.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, mostly due to a $26.6 million decrease in capital spending due to the completion of several major projects in 2017, including certain components of our new facility in Waterford, Ireland.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $50.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in purchases under our share repurchase programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$297.3	$235.9
Working capital	$561.3	$464.0
Total debt	$196.2	$197.0
Total equity	$1,351.8	$1,279.9
Net debt-to-total invested capital	N/A	N/A

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

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2018 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2018 included $106.6 million of cash held by subsidiaries within the U.S., and $190.7 million of cash held by subsidiaries outside of the U.S. In response to the 2017 Tax Act, we reevaluated our position regarding permanent reinvestment of foreign subsidiary earnings and profits through 2017 (with the exception of China and Mexico) and elected to include in our provision for income taxes for the year ended December 31, 2017 an estimated liability of $9.8 million related to foreign withholding taxes and state income taxes that will be incurred upon the distribution of those foreign subsidiary earnings and profits to the U.S. at a future date. Following additional analysis of the 2017 Tax Act, we are asserting, as of January 1, 2018, indefinite reinvestment related to our investment in all of our controlled foreign subsidiaries.

Working capital – Working capital at September 30, 2018 increased by $97.3 million, or 21.0%, as compared to December 31, 2017, including a decrease of $18.8 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and total current liabilities increased by $70.7 million, $57.7 million and $15.5 million, respectively while inventories decreased by $1.8 million. The increase in accounts receivable was due to increased sales activity, longer customer payment terms, and our adoption of the new revenue recognition guidance. The increase in total current liabilities was primarily due to increases in income taxes payable and accrued salaries, wages and benefits, partially offset by a decrease in accounts payable.

Debt and credit facilities – The $0.8 million decrease in total debt at September 30, 2018, as compared to December 31, 2017, primarily resulted from foreign currency rate fluctuations.

Our sources of liquidity include our Credit Facility. At September 30, 2018, we had $28.7 million in outstanding long-term borrowings under this facility, of which $4.4 million was denominated in Yen and $24.3 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under our Credit Facility of $268.8 million at September 30, 2018. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2018, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2017 Annual Report. During the three months ended September 30, 2018, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2018, we had no off-balance sheet financing arrangements other than operating leases, unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2017 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2017 Annual Report, except for changes relating to our adoption of ASC 606 on January 1, 2018. Please refer to Note 3, Revenue, for our revenue recognition policy as of January 1, 2018.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended September 30, 2018, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	our ability to obtain and maintain licenses in any jurisdiction in which we do business;

•	the relative strength of USD in relation to other currencies, particularly the Euro, SGD, the Danish Krone, Yen, Colombian and Argentinian Peso, and Brazilian Real; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2018, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2018 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
July 1 – 31, 2018	—	$—	—	—
August 1 – 31, 2018	30	110.28	—	—
September 1 – 30, 2018	—	—	—	—
Total	30	$110.28	—	—

(1)
Includes 30 shares purchased on behalf of employees enrolled in the Non-Qualified Deferred Compensation Plan for Designated Employees (Amended and Restated Effective January 1, 2008). Under the plan, Company match contributions are delivered to the plan’s investment administrator, who then purchases shares in the open market and credits the shares to individual plan accounts.

(2)
In February 2018, we announced a share repurchase program for calendar-year 2018 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. There were no shares purchased during the three months ended September 30, 2018. During the nine months ended September 30, 2018, we purchased 800,000 shares of our common stock under the program at a cost of $70.8 million, or an average price of $88.51 per share.

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

October 30, 2018

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