Form 10-Q
period 2019-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2019-05-08
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Pennsylvania	23-1210010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Herman O. West Drive, Exton, PA	19341-0645
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 610-594-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                      Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share	WST	New York Stock Exchange
As of March 31, 2019, there were 73,483,687 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$443.5	$415.7
Cost of goods and services sold	296.7	281.3
Gross profit	146.8	134.4
Research and development	9.8	9.6
Selling, general and administrative expenses	68.6	68.3
Other (income) expense (Note 15)	(2.3)	3.1
Operating profit	70.7	53.4
Interest expense	2.3	1.9
Interest income	(0.9)	(0.6)
Other nonoperating income	(0.6)	(1.6)
Income before income taxes	69.9	53.7
Income tax expense	16.1	12.5
Equity in net income of affiliated companies	(1.6)	(2.4)
Net income	$55.4	$43.6

Net income per share:
Basic	$0.75	$0.59
Diluted	$0.73	$0.58

Weighted average shares outstanding:
Basic	74.1	73.9
Diluted	75.3	75.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$55.4	$43.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4.4	20.0
Defined benefit pension and other postretirement plan adjustments, net of tax of $0 and $(0.3)	(0.3)	(0.7)
Net (loss) gain on derivatives, net of tax of $(1.6) and $0.8	(3.3)	2.2
Other comprehensive income, net of tax	0.8	21.5
Comprehensive income	$56.2	$65.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$265.5	$337.4
Accounts receivable, net	318.2	288.2
Inventories	226.1	214.5
Other current assets	57.8	54.3
Total current assets	867.6	894.4
Property, plant and equipment	1,759.9	1,752.7
Less: accumulated depreciation and amortization	945.2	930.7
Property, plant and equipment, net	814.7	822.0
Operating lease right-of-use assets	75.2	—
Investments in affiliated companies	94.9	91.2
Goodwill	105.2	105.8
Deferred income taxes	32.7	24.7
Intangible assets, net	19.5	20.3
Other noncurrent assets	26.4	20.5
Total Assets	$2,036.2	$1,978.9

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$—	$0.1
Accounts payable	137.7	130.4
Pension and other postretirement benefits	2.2	2.3
Accrued salaries, wages and benefits	53.5	64.5
Income taxes payable	17.3	9.8
Operating lease liabilities	10.2	—
Other current liabilities	80.2	76.6
Total current liabilities	301.1	283.7
Long-term debt	195.5	196.0
Deferred income taxes	14.3	13.1
Pension and other postretirement benefits	54.3	56.2
Operating lease liabilities	67.4	—
Other long-term liabilities	34.1	33.6
Total Liabilities	666.7	582.6

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 100.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.5 million and 74.1 million	18.8	18.8
Capital in excess of par value	278.5	282.0
Retained earnings	1,398.2	1,353.4
Accumulated other comprehensive loss	(153.4)	(154.2)
Treasury stock, at cost (1.8 million and 1.2 million shares)	(172.6)	(103.7)
Total Equity	1,369.5	1,396.3
Total Liabilities and Equity	$2,036.2	$1,978.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$55.4	$43.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.9	25.7
Amortization	0.6	0.7
Stock-based compensation	6.2	3.4
Non-cash restructuring charges	0.3	0.1
Contingent consideration payments in excess of acquisition-date liability	(0.2)	(0.2)
Other non-cash items, net	(0.8)	(2.7)
Changes in assets and liabilities	(38.8)	(25.6)
Net cash provided by operating activities	47.6	45.0

Cash flows from investing activities:
Capital expenditures	(28.8)	(28.0)
Other, net	0.1	(0.7)
Net cash used in investing activities	(28.7)	(28.7)

Cash flows from financing activities:
Borrowings under revolving credit agreements	28.0	—
Repayments under revolving credit agreements	(28.0)	—
Debt issuance costs	(0.8)	—
Dividend payments	(11.1)	(10.4)
Proceeds from stock-based compensation awards	3.3	0.3
Employee stock purchase plan contributions	1.2	1.1
Shares purchased under share repurchase programs	(83.1)	(47.9)
Net cash used in financing activities	(90.5)	(56.9)
Effect of exchange rates on cash	(0.3)	4.5
Net decrease in cash and cash equivalents	(71.9)	(36.1)

Cash, including cash equivalents at beginning of period	337.4	235.9
Cash, including cash equivalents at end of period	$265.5	$199.8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2019 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

As of April 1, 2017, our consolidated financial statements exclude the results of our Venezuelan subsidiary. Please refer to Note 15, Other Expense, to the consolidated financial statements in our 2018 Annual Report for further discussion.

Note 2:  New Accounting Standards

Recently Adopted Standards

In August 2018, the SEC adopted a final release which would eliminate or modify certain disclosure requirements that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments provide that disclosure requirements related to the analysis of shareholders’ equity are expanded for interim purposes. An analysis of the changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. We provided this disclosure beginning in the first quarter of 2019. Please refer to Note 12, Shareholders’ Equity.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. We adopted this guidance as of January 1, 2019, on a prospective basis. The adoption did not have a material impact on our financial statements.

In February 2018, the FASB issued guidance to address a specific consequence of the Tax Cuts and Jobs Acts (the “2017 Tax Act”) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. We adopted this guidance as of January 1, 2019, on a prospective basis, but elected to not reclassify from accumulated other comprehensive income (loss) to retained earnings the stranded tax effects resulting from the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate.

In August 2017, the FASB issued guidance which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. We adopted this guidance as of January 1, 2019, on a prospective basis. The adoption did not have a material impact on our financial statements.

In February 2016, the FASB issued guidance on the accounting for leases, Accounting Standards Codification (“ASC”) Topic 842 (“ASC 842”). This guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet and to expand disclosures about leasing arrangements, both qualitative and quantitative. In terms of transition, the guidance requires adoption based upon a modified retrospective approach. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. We adopted this guidance as of January 1, 2019, using the modified retrospective approach that allows companies to apply ASC 842 as of the effective date and on a prospective basis. Please refer to Note 6, Leases, for additional information.

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

Note 3:  Revenue

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended March 31,
	2019	2018
Biologics	26%	21%
Generics	20%	21%
Pharma	31%	36%
Contract-Manufactured Products	23%	22%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended March 31,
	2019	2018
High-Value Components	43%	41%
Standard Packaging	30%	34%
Delivery Devices	4%	3%
Contract-Manufactured Products	23%	22%
	100%	100%
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended March 31,
	2019	2018
Americas	46%	45%
Europe, Middle East, Africa	47%	47%
Asia Pacific	7%	8%
	100%	100%
Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2018	$9.1
Contract assets, March 31, 2019	11.9
Change in contract assets - increase (decrease)	$2.8

Deferred income, December 31, 2018	$(33.4)
Deferred income, March 31, 2019	(36.5)
Change in deferred income - decrease (increase)	$(3.1)
The increase in deferred income during the three months ended March 31, 2019 was primarily due to additional cash payments of $30.6 million received in advance of satisfying future performance obligations, partially offset by the recognition of revenue of $25.8 million, including $11.1 million of revenue that was included in deferred income at the beginning of the year, and $1.7 million in other adjustments.
The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2019, there was $6.3 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $5.4 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Supply Chain Financing
We have entered into supply chain financing agreements with certain banks, pursuant to which we offer for sale certain accounts receivable to such banks from time to time, subject to the terms of the applicable agreements. These transactions result in a reduction in accounts receivable, as the agreements transfer effective control over, and credit risk related to, the receivables to the banks. These agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. As of March 31, 2019, we derecognized $1.8 million of accounts receivable under these agreements. Discount fees related to the sale of such accounts receivable on our condensed consolidated income statements for the three months ended March 31, 2019 were not material.

Voluntary Recall
On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. Our 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold reflecting our inventory balance for these devices at December 31, 2018. During the three months ended March 31, 2019, following the completion of certain tests and studies related to the voluntary recall, we recorded a $4.5 million provision for potential inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the products back on the market.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$55.4	$43.6
Weighted average common shares outstanding	74.1	73.9
Dilutive effect of equity awards, based on the treasury stock method	1.2	1.6
Weighted average shares assuming dilution	75.3	75.5

During the three months ended March 31, 2019 and 2018, there were 0.6 million and 0.7 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2019, we announced a share repurchase program for calendar-year 2019 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. During the three months ended March 31, 2019, we purchased 800,000 shares of our common stock under the now-completed program at a cost of $83.1 million, or an average price of $103.89 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2019	December 31, 2018
Raw materials	$100.1	$90.4
Work in process	39.0	42.2
Finished goods	87.0	81.9
	$226.1	$214.5

Note 6:  Leases

Adoption of ASC 842

On January 1, 2019, we adopted ASC 842, using the modified retrospective approach that allows companies to apply ASC 842 as of the effective date and on a prospective basis. As a result, we were not required to adjust our comparative period financial information for effects of ASC 842 or present the new required lease disclosures for periods prior to the date of adoption. As of March 31, 2019, we had operating leases primarily related to land, buildings, and machinery and equipment, with lease terms through 2047. Certain of our operating leases include options to extend the lease term for up to five years, and certain of our operating leases include options to terminate the leases within one year. We had no finance leases as of March 31, 2019.

As a result of our adoption of ASC 842, we recorded operating lease right-of-use assets of $71.0 million and operating lease liabilities of $73.1 million for operating leases where we are the lessee in our condensed consolidated balance sheet as of January 1, 2019. The operating lease right-of-use assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The operating lease right-of-use assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.

Judgments used in applying ASC 842 include determining: i) whether a contract is, or contains, a lease; ii) the discount rate to be used to discount the unpaid lease payments to present value; iii) the lease term; and iv) the lease payments. We determine if a contract is, or contains, a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: 1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment); and 2) the customer has the right to control the use of the identified asset. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As all of our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our operating leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Lease payments included in the measurement of the operating lease right-of-use assets and lease liabilities are comprised of fixed payments (including in-substance fixed payments), variable payments that depend on an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

The components of lease expense were as follows:

($ in millions)	Three Months Ended March 31, 2019
Operating lease cost	$3.2
Short-term lease cost	0.2
Variable lease cost	0.6
Total lease cost	$4.0

Lease expense for the three months ended March 31, 2018 was $3.7 million.

Supplemental information related to leases was as follows:

($ in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.1

Right-of-use assets obtained in exchange for new operating lease liabilities	6.8

As of March 31, 2019, the weighted average remaining lease term for operating leases was 12.1 years, and the weighted average discount rate was 3.74%.

Maturities of lease liabilities as of March 31, 2019 were as follows:

($ in millions)	Operating
Year	Leases
2019 (remaining nine months)	$9.6
2020	11.5
2021	9.8
2022	8.1
2023	7.6
Thereafter	49.0
95.6
Less: imputed lease interest	(18.0)
Total lease liabilities	$77.6

Maturities of future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

($ in millions)	Operating
Year	Leases
2019	$13.0
2020	10.5
2021	7.8
2022	6.9
2023	5.5
Thereafter	37.8
Total	$81.5

Practical Expedients and Exemptions

We have elected to adopt the leasing package of practical expedients, which allow us to not retroactively reassess: i) any expired or existing contracts containing leases under the new definition of a lease; ii) the lease classification for any expired or existing leases; and iii) initial direct costs for any expired or existing leases. We have also elected to adopt practical expedients around land easements, the combination of lease and non-lease components, and the portfolio approach relating to discount rates. These practical expedients were applied consistently to all leases.

We have elected not to recognize operating lease right-of-use assets and lease liabilities for all short-term leases (leases with an initial lease term of 12 months or less). We recognize the lease payments associated with our short-term leases as an expense over the lease term.

Note 7:  Affiliated Companies

At March 31, 2019 and December 31, 2018, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $81.5 million and $77.8 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $13.4 million at both period-ends. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $24.6 million for the three months ended March 31, 2019, as compared to $23.1 million for the same period in 2018. As of March 31, 2019 and December 31, 2018, the payable balance due to affiliates was $17.2 million and $12.9 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $2.2 million for the three months ended March 31, 2019, as compared to $2.4 million for the same period in 2018. As of March 31, 2019 and December 31, 2018, the receivable balance due from affiliates was $1.4 million and $1.6 million, respectively.

Please refer to Note 6, Affiliated Companies, to the consolidated financial statements in our 2018 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2019.

($ in millions)	March 31, 2019	December 31, 2018
Note payable, due December 31, 2019	$—	$0.1
Credit Facility, due October 15, 2020 (1.00%)	—	28.6
Credit Facility, due March 28, 2024 (0.875%)	28.1	—
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	196.1	196.7
Less: unamortized debt issuance costs	0.6	0.6
Total debt	195.5	196.1
Less: current portion of long-term debt	—	0.1
Long-term debt, net	$195.5	$196.0

In March 2019, we entered into a new senior unsecured, multi-currency revolving credit facility agreement (the “Credit Agreement”) that replaced our prior revolving credit facility, which was scheduled to expire in October 2020. The Credit Agreement, which expires in March 2024, contains a senior unsecured, multi-currency revolving credit facility (the “Credit Facility”) of $300.0 million, with sublimits of up to $30.0 million for swing line loans for domestic borrowers in U.S. Dollars (“USD”) and a $20.0 million swing line loan for our German Holding Company and up to $30.0 million for the issuance of standby letters of credit, which Credit Facility may be increased from time-to-time by the greater of $350.0 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the preceding twelve month period in the aggregate through an increase in the Credit Facility, subject to the satisfaction of certain conditions. Borrowings under the Credit Facility bear interest at either the base rate (the per annum interest rate of the highest of the Prime Rate, the Federal Funds Rate plus 50 basis points or the daily London Interbank Offered Rate (“LIBOR”), plus 1.00%) or at the applicable LIBOR rate, plus a tiered margin based on the ratio of our net consolidated debt to our modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for LIBOR rate loans. The Credit Agreement contains financial covenants providing that we shall not permit the ratio of our net consolidated debt to our modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Credit Agreement, upon the occurrence of a qualified acquisition for each of our four fiscal quarters immediately following such qualified acquisition, the ratio shall be increased to 4.0 to 1. The Credit Agreement also contains customary limitations on liens securing our indebtedness, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. As of March 31, 2019 and December 31, 2018, total unamortized debt issuance costs of $1.1 million and $0.6 million, respectively, were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Credit Facility. A portion of these costs relate to our prior revolving credit facility.

At March 31, 2019, we had $28.1 million in outstanding long-term borrowings under the Credit Facility, of which $4.5 million was denominated in Japanese Yen (“Yen”) and $23.6 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under the Credit Facility of $269.4 million at March 31, 2019. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with the Credit Facility.

Please refer to Note 9, Debt, to the consolidated financial statements in our 2018 Annual Report for additional details regarding our debt agreements.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of March 31, 2019, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. As of December 31, 2018, the total amount of these forward exchange contracts was €10.0 million, SGD 601.5 million and $13.4 million. During the three months ended March 31, 2019, we recognized foreign exchange transaction gains of $4.8 million within other (income) expense in our condensed consolidated statements of income related to these fair value hedges. We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2019, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	31.5	—	26.8
Yen	5,232.0	24.4	20.5
SGD	44.0	25.1	6.4

At March 31, 2019, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($23.6 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of less than $0.1 million for both pre- and after tax on this debt was recorded within accumulated other comprehensive loss as of March 31, 2019. We have also designated our ¥500.0 million ($4.5 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo Seiko, Ltd. (“Daikyo”). At March 31, 2019, there was a cumulative foreign currency translation loss of $0.4 million pre-tax ($0.3 million after tax) on this Yen-denominated debt, which was also included within accumulated other comprehensive loss.

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

In November 2017, we purchased a series of call options for a total of 125,166 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases through May 2019. In April 2018, we purchased a series of call options for a total of 30,612 barrels of crude oil from December 2018 through August 2019. In January 2019, we purchased a series of call options for a total of 81,459 barrels of crude oil from February 2019 through May 2020.

During the three months ended March 31, 2019, the loss recorded in cost of goods and services sold related to these call options was less than $0.1 million.

As of March 31, 2019, we had outstanding contracts to purchase 108,891 barrels of crude oil from April 2019 to May 2020 at a weighted-average strike price of $66.22 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2019 and December 31, 2018.

The following table summarizes the effects of derivative instruments designated as hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2019	2018	2019	2018
Cash Flow Hedges:
Foreign currency hedge contracts	$0.5	$(0.4)	$(0.2)	$0.5	Net sales
Foreign currency hedge contracts	(0.1)	1.6	(0.1)	0.4	Cost of goods and services sold
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$0.4	$1.2	$(0.3)	$1.0
Net Investment Hedges:
Foreign currency-denominated debt	$0.1	$(0.7)	$—	$—	Other (income) expense
Total	$0.1	$(0.7)	$—	$—

For the three months ended March 31, 2019 and 2018, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.2	$9.2	$—	$—
Foreign currency contracts	17.7	—	17.7	—
Commodity call options	0.2	—	0.2	—
	$27.1	$9.2	$17.9	$—
Liabilities:
Contingent consideration	$1.7	$—	$—	$1.7
Deferred compensation liabilities	10.5	10.5	—	—
Foreign currency contracts	0.8	—	0.8	—
	$13.0	$10.5	$0.8	$1.7

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.7	$8.7	$—	$—
Foreign currency contracts	6.5	—	6.5	—
	$15.2	$8.7	$6.5	$—
Liabilities:
Contingent consideration	$1.7	$—	$—	$1.7
Deferred compensation liabilities	9.8	9.8	—	—
Foreign currency contracts	0.2	—	0.2	—
	$11.7	$9.8	$0.2	$1.7

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of our contingent consideration, included within other current and other long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives.

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2017	$4.9
Decrease in fair value recorded in earnings	(2.6)
Payments	(0.6)
Balance, December 31, 2018	1.7
Increase in fair value recorded in earnings	0.2
Payments	(0.2)
Balance, March 31, 2019	$1.7

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2019, the estimated fair value of long-term debt was $197.4 million compared to a carrying amount of $195.5 million. At December 31, 2018, the estimated fair value of long-term debt was $192.6 million and the carrying amount was $196.0 million.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019:

($ in millions)	Losses on derivatives	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2018	$(0.4)	$0.4	$(40.4)	$(113.8)	$(154.2)
Other comprehensive (loss) income before reclassifications	(3.0)	—	(0.2)	4.4	1.2
Amounts reclassified out	(0.3)	—	(0.1)	—	(0.4)
Other comprehensive (loss) income, net of tax	(3.3)	—	(0.3)	4.4	0.8
Balance, March 31, 2019	$(3.7)	$0.4	$(40.7)	$(109.4)	$(153.4)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2019	2018
Losses on derivatives:
Foreign currency contracts	$0.2	$(0.6)	Net sales
Foreign currency contracts	0.2	(0.6)	Cost of goods and services sold
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	0.3	(1.3)
Tax expense	—	0.3
Net of tax	$0.3	$(1.0)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.2	$0.5	(a)
Actuarial losses	—	(0.4)	(a)
Total before tax	0.2	0.1
Tax expense	(0.1)	—
Net of tax	$0.1	$0.1
Total reclassifications for the period, net of tax	$0.4	$(0.9)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2019:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
($ in millions)
Balance, December 31, 2018	75.3	$18.8	$282.0	1.2	$(103.7)	$1,353.4	$(154.2)	$1,396.3
Net income	—	—	—	—	—	55.4	—	55.4
Activity related to stock-based compensation	—	—	(3.5)	(0.2)	14.2	—	—	10.7
Shares purchased under share repurchase program	—	—	—	0.8	(83.1)	—	—	(83.1)
Dividends declared ($0.15 per share)	—	—	—	—	—	(10.6)	—	(10.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	0.8
Balance, March 31, 2019	75.3	$18.8	$278.5	1.8	$(172.6)	$1,398.2	$(153.4)	$1,369.5

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2018:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
($ in millions)
Balance, December 31, 2017	75.2	$18.8	$309.3	1.3	$(109.1)	$1,178.2	$(117.3)	$1,279.9
Effect of modified retrospective application of a new accounting standard	—	—	—	—	—	11.4	—	11.4
Net income	—	—	—	—	—	43.6	—	43.6
Activity related to stock-based compensation	0.1	—	(0.8)	(0.1)	8.0	—	—	7.2
Shares purchased under share repurchase program	—	—	—	0.5	(47.9)	—	—	(47.9)
Dividends declared ($0.14 per share)	—	—	—	—	—	(10.4)	—	(10.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	21.5	21.5
Balance, March 31, 2018	75.3	$18.8	$308.5	1.7	$(149.0)	$1,222.8	$(95.8)	$1,305.3

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2019, there were 3,162,428 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2019, we granted 344,616 stock options at a weighted average exercise price of $102.51 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $24.51 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.3%; expected life of 5.6 years based on prior experience; stock volatility of 22.5% based on historical data; and a dividend yield of 0.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2019, we granted 82,458 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $102.51 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the three months ended March 31, 2019, we granted 7,266 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $102.51 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Total stock-based compensation expense was $6.2 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.4	$2.8	$—	$—	$0.4	$2.8
Interest cost	2.4	2.3	0.1	0.1	2.5	2.4
Expected return on assets	(2.9)	(3.9)	—	—	(2.9)	(3.9)
Amortization of prior service credit	—	(0.3)	(0.2)	(0.2)	(0.2)	(0.5)
Recognized actuarial losses (gains)	0.5	0.9	(0.5)	(0.5)	—	0.4
Net periodic benefit cost	$0.4	$1.8	$(0.6)	$(0.6)	$(0.2)	$1.2

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
U.S. plans	$(0.1)	$1.3	$(0.6)	$(0.6)	$(0.7)	$0.7
International plans	0.5	0.5	—	—	0.5	0.5
Net periodic benefit cost	$0.4	$1.8	$(0.6)	$(0.6)	$(0.2)	$1.2

Effective January 1, 2019, except for interest crediting, benefit accruals under our U.S. qualified and non-qualified defined benefit pension plans ceased.

Note 15:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended March 31,
($ in millions)	2019	2018
Restructuring and related charges:
Severance and post-employment benefits	$0.3	$2.0
Asset-related charges	—	0.1
Other charges	0.3	1.2
Total restructuring and related charges	0.6	3.3
Development and licensing income	(0.2)	(0.2)
Contingent consideration	0.2	0.3
Other items	(2.9)	(0.3)
Total other (income) expense	$(2.3)	$3.1

Restructuring and Related Charges

In February 2018, our Board of Directors approved a restructuring plan designed to realign our manufacturing capacity with demand. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan will require restructuring and related charges of approximately $15.0 million.

During the three months ended March 31, 2019, we recorded $0.6 million in restructuring and related charges associated with this plan, consisting of $0.3 million for severance charges and $0.3 million for other charges. During the three months ended March 31, 2018, we recorded $3.3 million in restructuring and related charges associated with this plan, consisting of $2.0 million for severance charges, $0.1 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $1.2 million for other non-cash charges.

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2018	$2.3	$—	$—	$2.3
Charges	0.3	—	0.3	0.6
Cash payments	(1.1)	—	—	(1.1)
Non-cash asset write-downs	—	—	(0.3)	(0.3)
Balance, March 31, 2019	$1.5	$—	$—	$1.5

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. Our remaining restructuring obligations related to the 2016 restructuring plan as of March 31, 2019 were $0.3 million.

Other Items

During both the three months ended March 31, 2019 and 2018, we recorded development income of $0.2 million related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges. Other items increased by $2.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of foreign exchange transaction gains of $3.8 million during the three months ended March 31, 2019, as compared to foreign exchange transaction losses of $0.4 million during the three months ended March 31, 2018.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $16.1 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively, and the effective tax rate was 23.1% and 23.3%, respectively.

During the three months ended March 31, 2018, we recorded a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act. Please refer to Note 16, Income Taxes, to the consolidated financial statements in our 2018 Annual Report for further discussion.

Note 17:  Commitments and Contingencies

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

There have been no significant changes to the commitments and contingencies included in our 2018 Annual Report.

On January 1, 2019, we adopted ASC 842. Please refer to Note 6, Leases, for additional information.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2019	2018
Net sales:
Proprietary Products	$340.4	$326.2
Contract-Manufactured Products	103.1	89.5
Consolidated net sales	$443.5	$415.7
Operating profit (loss):
Proprietary Products	$77.0	$62.8
Contract-Manufactured Products	10.5	9.5
Corporate	(16.2)	(15.6)
Other unallocated items	(0.6)	(3.3)
Total operating profit	$70.7	$53.4
Interest expense	2.3	1.9
Interest income	(0.9)	(0.6)
Other nonoperating income	(0.6)	(1.6)
Income before income taxes	$69.9	$53.7

Other unallocated items during the three months ended March 31, 2019 and 2018, consisted of $0.6 million and $3.3 million, respectively, in restructuring and related charges. Please refer to Note 15, Other (Income) Expense, for further discussion of these items.

Note 19: Subsequent Event

In April 2019, we acquired the business of our distributor in South Korea. We believe that the acquisition will not have a material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2018 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2018 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

2019 Financial Performance Summary

Consolidated net sales increased by $27.8 million, or 6.7%, for the three months ended March 31, 2019, as compared to the same period in 2018. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2019 increased by $47.4 million, or 11.4%, as compared to the same period in 2018.

Net income for the three months ended March 31, 2019 was $55.4 million, or $0.73 per diluted share, as compared to $43.6 million, or $0.58 per diluted share, for the same period in 2018. Net income for the three months ended March 31, 2019 included the impact of restructuring and related charges of $0.4 million (net of $0.2 million in tax), or $0.01 per diluted share and a tax benefit of $1.4 million, or $0.02 per diluted share, associated with stock-based compensation. Net income for the three months ended March 31, 2018 included the impact of restructuring and related charges of $2.7 million (net of $0.6 million in tax), or $0.03 per diluted share, a net tax charge of $0.3 million, or $0.01 per diluted share, for the estimated impact of the 2017 Tax Act, and a tax benefit of $2.1 million, or $0.03 per diluted share, associated with stock-based compensation.

On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. Our 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold reflecting our inventory balance for these devices at December 31, 2018. During the three months ended March 31, 2019, following the completion of certain tests and studies related to the voluntary recall, we recorded a $4.5 million provision for potential inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the products back on the market.

At March 31, 2019, our cash and cash equivalents balance totaled $265.5 million and our available borrowing capacity under our Credit Facility was $269.4 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		% Change
($ in millions)	2019	2018	As-Reported	Ex-Currency
Proprietary Products	$340.4	$326.2	4.3%	9.4%
Contract-Manufactured Products	103.1	89.5	15.3%	18.9%
Consolidated net sales	$443.5	$415.7	6.7%	11.4%

Consolidated net sales increased by $27.8 million, or 6.7%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $19.6 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2019 increased by $47.4 million, or 11.4%, as compared to the same period in 2018.

Proprietary Products – Proprietary Products net sales increased by $14.2 million, or 4.3%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $16.3 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2019 increased by $30.5 million, or 9.4%, as compared to the same period in 2018, primarily due to growth in our high-value product offerings, including our NovaPure® products, our ready-to-use seals, stoppers, and plungers, and our Envision® line of vision-inspected components, as well as sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $13.6 million, or 15.3%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $3.3 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2019 increased by $16.9 million, or 18.9%, as compared to the same period in 2018, due to an increase in the sale of healthcare-related injection and diagnostic devices.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2019	2018
Proprietary Products:
Gross Profit	$132.3	$121.2
Gross Profit Margin	38.9%	37.1%
Contract-Manufactured Products:
Gross Profit	$14.5	$13.2
Gross Profit Margin	14.0%	14.8%
Consolidated Gross Profit	$146.8	$134.4
Consolidated Gross Profit Margin	33.1%	32.3%

Consolidated gross profit increased by $12.4 million, or 9.2%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $6.2 million. Consolidated gross profit margin increased by 0.8 margin points for the three months ended March 31, 2019, as compared to the same period in 2018.

Proprietary Products – Proprietary Products gross profit increased by $11.1 million, or 9.2%, for the three months ended March 31, 2019, respectively, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $5.7 million. Proprietary Products gross profit margin increased by 1.8 margin points for the three months ended March 31, 2019, as compared to the same period in 2018, due to a favorable mix of products sold, sales price increases and lower raw material costs, partially offset by increased labor costs and the impact of the voluntary recall of Vial2Bag products.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $1.3 million, or 9.8%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $0.5 million. Contract-Manufactured Products gross profit margin decreased by 0.8 margin points for the three months ended March 31, 2019, as compared to the same period in 2018, due to an unfavorable mix of product sales, increased labor costs and under-absorbed overhead costs, partially offset by production efficiencies and lower raw material costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2019	2018
Proprietary Products	$9.8	$9.6
Contract-Manufactured Products	—	—
Consolidated R&D Costs	$9.8	$9.6

Consolidated R&D costs increased by $0.2 million, or 2.1%, for the three months ended March 31, 2019, as compared to the same period in 2018. Efforts remain focused on the continued investment in self-injection systems development, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three months ended March 31, 2019 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2019	2018
Proprietary Products	$48.8	$48.4
Contract-Manufactured Products	4.0	4.3
Corporate	15.8	15.6
Consolidated SG&A costs	$68.6	$68.3
SG&A as a % of net sales	15.5%	16.4%

Consolidated SG&A costs increased by $0.3 million, or 0.4%, for the three months ended March 31, 2019, as compared to the same period in 2018, including the impact of foreign currency translation, which decreased SG&A costs by $1.4 million for the three months ended March 31, 2019.

Proprietary Products – Proprietary Products SG&A costs increased by $0.4 million, or 0.8%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to incremental costs associated with our voluntary recall and increases in compensation costs, primarily related to merit increases, both of which were partially offset by decreases in travel and miscellaneous costs. Foreign currency translation decreased Proprietary Products SG&A costs by $1.4 million for the three months ended March 31, 2019.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs decreased by $0.3 million, or 7.0%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in miscellaneous costs.

Corporate – Corporate SG&A costs increased by $0.2 million, or 1.3%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in stock-based compensation costs, offset by a decrease in U.S. pension costs due to the cessation of our U.S. qualified and non-qualified defined benefit pension plans as of January 1, 2019 (except for interest crediting).

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) Expense	Three Months Ended March 31,
($ in millions)	2019	2018
Proprietary Products	$(3.3)	$0.4
Contract-Manufactured Products	—	(0.6)
Corporate	0.4	—
Unallocated items	0.6	3.3
Consolidated other (income) expense	$(2.3)	$3.1

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other (income) expense changed by $5.4 million for the three months ended March 31, 2019, as compared to the same period in 2018.

Proprietary Products – Proprietary Products other (income) expense changed by $3.7 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to foreign exchange transaction gains in Europe.

Contract-Manufactured Products – Contract-Manufactured Products other income decreased by $0.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, due to gains on the sale of fixed assets during the three months ended March 31, 2018.

Corporate – Corporate other expense increased by $0.4 million for the three months ended March 31, 2019, as compared to the same period in 2018.

Unallocated items – During the three months ended March 31, 2019 and 2018 we recorded $0.6 million and $3.3 million, respectively, in restructuring and related charges. Once fully completed, we expect that our 2018 restructuring plan will provide annualized savings of approximately $14.0 million. Please refer to Note 15, Other (Income) Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2019	2018
Proprietary Products	$77.0	$62.8
Contract-Manufactured Products	10.5	9.5
Corporate	(16.2)	(15.6)
Adjusted consolidated operating profit	$71.3	$56.7
Adjusted consolidated operating profit margin	16.1%	13.6%
Unallocated items	(0.6)	(3.3)
Consolidated operating profit	$70.7	$53.4
Consolidated operating profit margin	15.9%	12.8%

Consolidated operating profit increased by $17.3 million, or 32.4%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $5.0 million for the three months ended March 31, 2019.

Proprietary Products – Proprietary Products operating profit increased by $14.2 million, or 22.6%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $4.6 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $1.0 million, or 10.5%, for the three months ended March 31, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $0.4 million, due to the factors described above.

Corporate – Corporate costs increased by $0.6 million, or 3.8%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to the factors described above.

Unallocated items – Please refer to the Other (Income) Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2019	2018
Interest expense	$2.5	$2.2
Capitalized interest	(0.2)	(0.3)
Interest income	(0.9)	(0.6)
Interest expense, net	$1.4	$1.3

Interest expense, net, increased by $0.1 million, or 7.7%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in capitalized interest during the three months ended March 31, 2019.

Other Nonoperating Income

Other nonoperating income decreased by $1.0 million for the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in the expected return on pension plan assets.

Income Taxes

The provision for income taxes was $16.1 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively, and the effective tax rate was 23.1% and 23.3%, respectively.

During the three months ended March 31, 2018, we recorded a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act. Please refer to Note 16, Income Taxes, to the consolidated financial statements in our 2018 Annual Report for further discussion.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies decreased by $0.8 million, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in manufacturing costs at Daikyo.

Net Income

Net income for the three months ended March 31, 2019 was $55.4 million, which included the impact of restructuring and related charges of $0.4 million (net of $0.2 million in tax) and a tax benefit of $1.4 million associated with stock-based compensation.

Net income for the three months ended March 31, 2018 was $43.6 million, which included the impact of restructuring and related charges of $2.7 million (net of $0.6 million in tax), a net tax charge of $0.3 million for the estimated impact of the 2017 Tax Act, and a tax benefit of $2.1 million associated with stock-based compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2019	2018
Net cash provided by operating activities	$47.6	$45.0
Net cash used in investing activities	$(28.7)	$(28.7)
Net cash used in financing activities	$(90.5)	$(56.9)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $2.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to improved operating results, partially offset by changes in asset and liability balances.

Net Cash Used in Investing Activities – Net cash used in investing activities remained constant for the three months ended March 31, 2019, as compared to the same period in 2018, as an $0.8 million increase in capital expenditures was offset by a decrease in other investing activities.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $33.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in purchases under our share repurchases programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$265.5	$337.4
Accounts receivable, net	$318.2	$288.2
Inventories	$226.1	$214.5
Accounts payable	$137.7	$130.4
Debt	$195.5	$196.1
Equity	$1,369.5	$1,396.3
Working capital	$566.5	$610.7

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2019 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2019 included $77.7 million of cash held by subsidiaries within the U.S., and $187.8 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2019, we purchased 800,000 shares of our common stock under our now-completed calendar-year 2019 share repurchase program at a cost of $83.1 million, or an average price of $103.89 per share.

Working capital – Working capital at March 31, 2019 decreased by $44.2 million, or 7.2%, as compared to December 31, 2018, including an increase of $0.4 million due to foreign currency translation. Excluding the impact of currency exchange rates, accounts receivable, inventories and total current liabilities increased by $32.3 million, $13.1 million and $19.6 million, respectively, while cash and cash equivalents decreased by $71.6 million. The increase in accounts receivable was due to increased sales activity and longer customer payment terms. The increase in total current liabilities was primarily due to our adoption of ASC 842, which required us to record operating lease liabilities for operating leases where we are the lessee in our condensed consolidated balance sheet as of March 31, 2019, as well as an increase in income taxes payable.

Debt and credit facilities – The $0.6 million decrease in total debt at March 31, 2019, as compared to December 31, 2018, primarily resulted from foreign currency rate fluctuations.

Our sources of liquidity include our Credit Facility. At March 31, 2019, we had $28.1 million in outstanding long-term borrowings under this facility, of which $4.5 million was denominated in Yen and $23.6 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under our Credit Facility of $269.4 million at March 31, 2019. We do not expect any significant limitations on our ability to access this source of funds.

The Credit Agreement contains financial covenants providing that we shall not permit the ratio of our net consolidated debt to our modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Credit Agreement, upon the occurrence of a qualified acquisition for each of our four fiscal quarters immediately following such qualified acquisition, the ratio shall be increased to 4.0 to 1. The Credit Agreement also contains customary limitations on liens securing our indebtedness, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. At March 31, 2019, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2018 Annual Report. During the three months ended March 31, 2019, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

In March 2019, we entered into the Credit Agreement that replaced our prior revolving credit facility, which was scheduled to expire in October 2020. The Credit Agreement expires in March 2024. Please refer to Note 8, Debt, for additional information.

On January 1, 2019, we adopted ASC 842. Please refer to Note 6, Leases, for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business, and outstanding letters of credit related to various insurance programs, as noted in our 2018 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2018 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2019, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	our ability to obtain and maintain licenses in any jurisdiction in which we do business;

•	the relative strength of USD in relation to other currencies, particularly the Euro, SGD, the Danish Krone, Yen, Colombian Peso, and Brazilian Real; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2018 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2018 Annual Report.

In March 2019, we entered into the Credit Agreement that replaced our prior revolving credit facility, which was scheduled to expire in October 2020. The Credit Agreement expires in March 2024. Please refer to Note 8, Debt, for additional information.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2019, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2019, we adopted ASC 842. Although our adoption of ASC 842 resulted in no change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, we did implement changes to our internal controls relating to leases. These changes included the development of new policies, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2018 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2019 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 – 31, 2019	—	$—	—	—
February 1 – 28, 2019	—	—	—	800,000
March 1 – 31, 2019	800,000	103.89	800,000	—
Total	800,000	$103.89	800,000	—

(1)
In February 2019, we announced a share repurchase program for calendar-year 2019 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. During the three months ended March 31, 2019, we purchased 800,000 shares of our common stock under the now-completed program at a cost of $83.1 million, or an average price of $103.89 per share.

ITEM 5. OTHER INFORMATION

Our 2019 Annual Meeting of Shareholders was held on May 7, 2019 at our corporate headquarters. Our shareholders voted on three proposals at the Annual Meeting. The proposals are described in detail in our proxy statement filed on March 22, 2019. As of March 12, 2019, the record date, there were 73,737,479 shares outstanding. Shareholders representing 68,175,507 or 92.5%, of the common shares outstanding were present in person or were represented by proxy at the Annual Meeting. The final results for the votes on each proposal are set forth below.

Proposal 1: Our shareholders elected the following directors to serve on our Board until the 2020 Annual Meeting of Shareholders:

Name	For	Against	Abstain	Broker Non-Votes
Mark A. Buthman	65,648,515	101,085	105,928	2,319,979
William F. Feehery	65,677,503	72,037	105,988	2,319,979
Eric M. Green	65,601,559	143,775	110,194	2,319,979
Thomas W. Hofmann	65,501,887	249,252	104,389	2,319,979
Paula A. Johnson	65,459,266	290,683	105,579	2,319,979
Deborah L. V. Keller	65,679,725	71,666	104,137	2,319,979
Myla P. Lai-Goldman	65,616,760	135,793	102,975	2,319,979
Douglas A. Michels	65,582,680	169,559	103,289	2,319,979
Paolo Pucci	65,656,003	94,575	104,950	2,319,979
Patrick J. Zenner	65,377,202	372,985	105,341	2,319,979

Proposal 2: Our shareholders approved, on an advisory basis, our named executive officer compensation:

For	Against	Abstain	Broker Non-Votes
64,498,770	1,199,052	157,706	2,319,979

Proposal 3: Our shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2019 fiscal year. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
66,421,973	1,641,381	112,153	Not applicable

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

May 8, 2019

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
10.1
Credit Agreement, dated as of March 28, 2019, between West, certain of its subsidiaries, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an Issuing Lender; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, MUFG Bank, Ltd., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, National Association, MUFG Bank, Ltd., and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, is incorporated by reference from our Form 8-K dated April 1, 2019.

10.2	Form of 2019 Performance Stock Unit (PSU) Award issued under the 2016 Omnibus Incentive Compensation Plan.
10.3	Form of 2019 Stock Option Award issued under the 2016 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1