Form 10-Q
period 2019-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2019-07-29
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes ☐ No ☑
As of June 30, 2019, there were 73,748,615 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$469.7	$447.5	$913.2	$863.2
Cost of goods and services sold	311.8	305.3	608.5	586.6
Gross profit	157.9	142.2	304.7	276.6
Research and development	9.6	10.8	19.4	20.4
Selling, general and administrative expenses	70.3	70.0	138.9	138.3
Other (income) expense (Note 15)	(2.5)	1.1	(4.8)	4.2
Operating profit	80.5	60.3	151.2	113.7
Interest expense	2.0	2.2	4.3	4.1
Interest income	(0.6)	(0.3)	(1.5)	(0.9)
Other nonoperating income	(0.5)	(1.7)	(1.1)	(3.3)
Income before income taxes	79.6	60.1	149.5	113.8
Income tax expense	15.5	6.0	31.6	18.5
Equity in net income of affiliated companies	(2.0)	(2.0)	(3.6)	(4.4)
Net income	$66.1	$56.1	$121.5	$99.7

Net income per share:
Basic	$0.90	$0.76	$1.64	$1.35
Diluted	$0.88	$0.75	$1.61	$1.33

Weighted average shares outstanding:
Basic	73.7	73.6	73.9	73.8
Diluted	75.1	75.0	75.3	75.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$66.1	$56.1	$121.5	$99.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.7)	(49.6)	3.7	(29.6)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0, $0.4, $0 and $0.1, respectively	0.1	1.0	(0.2)	0.3
Net gain (loss) on derivatives, net of tax of $0.8, $0.3, $(0.8), and $1.1, respectively	1.8	0.7	(1.5)	2.9
Other comprehensive income (loss), net of tax	1.2	(47.9)	2.0	(26.4)
Comprehensive income	$67.3	$8.2	$123.5	$73.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$326.7	$337.4
Accounts receivable, net	330.8	288.2
Inventories	232.3	214.5
Other current assets	54.5	54.3
Total current assets	944.3	894.4
Property, plant and equipment	1,786.8	1,752.7
Less: accumulated depreciation and amortization	963.9	930.7
Property, plant and equipment, net	822.9	822.0
Operating lease right-of-use assets	74.5	—
Investments in affiliated companies	95.4	91.2
Goodwill	108.2	105.8
Deferred income taxes	27.9	24.7
Intangible assets, net	29.7	20.3
Other noncurrent assets	20.3	20.5
Total Assets	$2,123.2	$1,978.9

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$—	$0.1
Accounts payable	152.1	130.4
Pension and other postretirement benefits	2.3	2.3
Accrued salaries, wages and benefits	59.0	64.5
Income taxes payable	5.4	9.8
Operating lease liabilities	10.2	—
Other current liabilities	84.2	76.6
Total current liabilities	313.2	283.7
Long-term debt	196.0	196.0
Deferred income taxes	13.5	13.1
Pension and other postretirement benefits	53.6	56.2
Operating lease liabilities	66.4	—
Other long-term liabilities	35.4	33.6
Total Liabilities	678.1	582.6

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 100.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.7 million and 74.1 million	18.8	18.8
Capital in excess of par value	273.4	282.0
Retained earnings	1,452.9	1,353.4
Accumulated other comprehensive loss	(152.2)	(154.2)
Treasury stock, at cost (1.6 million and 1.2 million shares)	(147.8)	(103.7)
Total Equity	1,445.1	1,396.3
Total Liabilities and Equity	$2,123.2	$1,978.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$121.5	$99.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.2	50.6
Amortization	1.6	1.3
Stock-based compensation	13.4	9.4
Non-cash restructuring charges	0.4	0.4
Contingent consideration payments in excess of acquisition-date liability	(0.3)	(0.5)
Other non-cash items, net	(1.3)	(3.4)
Changes in assets and liabilities	(32.8)	(30.5)
Net cash provided by operating activities	152.7	127.0

Cash flows from investing activities:
Capital expenditures	(57.1)	(48.2)
Acquisition of business	(18.9)	—
Other, net	0.2	2.5
Net cash used in investing activities	(75.8)	(45.7)

Cash flows from financing activities:
Borrowings under revolving credit agreements	28.0	—
Repayments under revolving credit agreements	(28.0)	—
Debt issuance costs	(0.9)	—
Dividend payments	(22.2)	(20.7)
Proceeds from stock-based compensation awards	16.2	6.5
Employee stock purchase plan contributions	2.6	2.4
Shares purchased under share repurchase programs	(83.1)	(70.8)
Net cash used in financing activities	(87.4)	(82.6)
Effect of exchange rates on cash	(0.2)	(9.1)
Net decrease in cash and cash equivalents	(10.7)	(10.4)

Cash, including cash equivalents at beginning of period	337.4	235.9
Cash, including cash equivalents at end of period	$326.7	$225.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2019 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

In April 2019, we acquired the business of our distributor in South Korea for $18.9 million. As a result of the acquisition, we recorded inventories, property, plant and equipment, goodwill and a customer relationships intangible asset of $4.5 million, $0.6 million, $2.6 million and $11.2 million, respectively, in our condensed consolidated balance sheet as of June 30, 2019. The goodwill was recorded within our Proprietary Products reportable segment. The results of this acquisition have been included in our condensed consolidated financial statements since the acquisition date.

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

Standards Issued Not Yet Adopted

In April 2019, the FASB issued guidance which clarifies and improves areas of guidance related to the new credit losses, hedging, and recognition and measurement standards. This guidance is effective for the same fiscal years in which the original standards are effective or, if already implemented, annual periods beginning after the issuance of this guidance. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

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

In June 2016, the FASB issued guidance which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments held by a reporting entity at each reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our financial statements.

Note 3:  Revenue

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Biologics	25%	21%	25%	22%
Generics	21%	21%	21%	21%
Pharma	31%	35%	31%	35%
Contract-Manufactured Products	23%	23%	23%	22%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
High-Value Components	44%	43%	43%	42%
Standard Packaging	29%	31%	30%	32%
Delivery Devices	4%	3%	4%	4%
Contract-Manufactured Products	23%	23%	23%	22%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	49%	48%	48%	47%
Europe, Middle East, Africa	43%	44%	45%	45%
Asia Pacific	8%	8%	7%	8%
	100%	100%	100%	100%

Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2018	$9.1
Contract assets, June 30, 2019	11.4
Change in contract assets - increase (decrease)	$2.3

Deferred income, December 31, 2018	$(33.4)
Deferred income, June 30, 2019	(32.9)
Change in deferred income - decrease (increase)	$0.5

The decrease in deferred income during the six months ended June 30, 2019 was primarily due to the recognition of revenue of $53.4 million, including $13.9 million of revenue that was included in deferred income at the beginning of the year, and $2.7 million in other adjustments, partially offset by additional cash payments of $55.6 million received in advance of satisfying future performance obligations.
The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of June 30, 2019, there was $6.1 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $5.2 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.
Supply Chain Financing
We have entered into supply chain financing agreements with certain banks, pursuant to which we offer for sale certain accounts receivable to such banks from time to time, subject to the terms of the applicable agreements. These transactions result in a reduction in accounts receivable, as the agreements transfer effective control over, and credit risk related to, the receivables to the banks. These agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. As of June 30, 2019, we derecognized $5.5 million of accounts receivable under these agreements. Discount fees related to the sale of such accounts receivable on our condensed consolidated income statements for the six months ended June 30, 2019 were not material.

Voluntary Recall
On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. Our fourth quarter 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold reflecting our inventory balance for these devices at December 31, 2018. During the three and six months ended June 30, 2019, we recorded provisions of $1.3 million and $5.8 million, respectively, for potential inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the products back on the market.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$66.1	$56.1	$121.5	$99.7
Weighted average common shares outstanding	73.7	73.6	73.9	73.8
Dilutive effect of equity awards, based on the treasury stock method	1.4	1.4	1.4	1.4
Weighted average shares assuming dilution	75.1	75.0	75.3	75.2

During the three months ended June 30, 2019 and 2018, there were 0.4 million and 0.9 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.3 million and 0.8 million antidilutive shares outstanding during the six months ended June 30, 2019 and 2018, respectively.

In February 2019, we announced a share repurchase program for calendar-year 2019 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. There were no shares purchased during the three months ended June 30, 2019. During the six months ended June 30, 2019, we purchased 800,000 shares of our common stock under the now-completed program at a cost of $83.1 million, or an average price of $103.89 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	June 30, 2019	December 31, 2018
Raw materials	$102.4	$90.4
Work in process	38.9	42.2
Finished goods	91.0	81.9
	$232.3	$214.5

Note 6:  Leases

Adoption of ASC 842

On January 1, 2019, we adopted ASC 842, using the modified retrospective approach that allows companies to apply ASC 842 as of the effective date and on a prospective basis. As a result, we were not required to adjust our comparative period financial information for effects of ASC 842 or present the new required lease disclosures for periods prior to the date of adoption. As of June 30, 2019, we had operating leases primarily related to land, buildings, and machinery and equipment, with lease terms through 2047. Certain of our operating leases include options to extend the lease term for up to five years, and certain of our operating leases include options to terminate the leases within one year. We had no finance leases as of June 30, 2019.

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

The components of lease expense were as follows:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3.1	$6.3
Short-term lease cost	0.2	0.4
Variable lease cost	0.9	1.5
Total lease cost	$4.2	$8.2

Lease expense for the three and six months ended June 30, 2018 was $3.4 million and $7.1 million, respectively.

Supplemental information related to leases was as follows:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.1	$6.2

Right-of-use assets obtained in exchange for new operating lease liabilities	$1.3	$8.1

As of June 30, 2019, the weighted average remaining lease term for operating leases was 11.9 years, and the weighted average discount rate was 3.73%.

Maturities of lease liabilities as of June 30, 2019 were as follows:

($ in millions)	Operating
Year	Leases
2019 (remaining six months)	$6.6
2020	12.0
2021	10.2
2022	8.4
2023	7.8
Thereafter	48.9
93.9
Less: imputed lease interest	(17.3)
Total lease liabilities	$76.6

Maturities of future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

($ in millions)	Operating
Year	Leases
2019	$13.0
2020	10.5
2021	7.8
2022	6.9
2023	5.5
Thereafter	37.8
Total	$81.5

Practical Expedients and Exemptions

We have elected to adopt the leasing package of practical expedients, which allows us to not retroactively reassess: i) any expired or existing contracts containing leases under the new definition of a lease; ii) the lease classification for any expired or existing leases; and iii) initial direct costs for any expired or existing leases. We have also elected to adopt practical expedients around land easements, the combination of lease and non-lease components, and the portfolio approach relating to discount rates. These practical expedients were applied consistently to all leases.

We have elected not to recognize operating lease right-of-use assets and operating lease liabilities for all short-term leases (leases with an initial lease term of 12 months or less). We recognize the lease payments associated with our short-term leases as an expense over the lease term.

Note 7:  Affiliated Companies

At June 30, 2019 and December 31, 2018, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $82.0 million and $77.8 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $13.4 million at both period-ends. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $27.6 million and $52.2 million, respectively, for the three and six months ended June 30, 2019, as compared to $24.6 million and $47.7 million, respectively, for the same periods in 2018. As of June 30, 2019 and December 31, 2018, the payable balance due to affiliates was $22.0 million and $12.9 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. (“Daikyo”) that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.5 million and $4.7 million, respectively, for the three and six months ended June 30, 2019, as compared to $2.6 million and $5.0 million, respectively, for the same periods in 2018. As of June 30, 2019 and December 31, 2018, the receivable balance due from affiliates was $1.5 million and $1.6 million, respectively.

Please refer to Note 6, Affiliated Companies, to the consolidated financial statements in our 2018 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of June 30, 2019.

($ in millions)	June 30, 2019	December 31, 2018
Note payable, due December 31, 2019	$—	$0.1
Credit Facility, due October 15, 2020	—	28.6
Credit Facility, due March 28, 2024 (0.875%)	28.5	—
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	196.5	196.7
Less: unamortized debt issuance costs	0.5	0.6
Total debt	196.0	196.1
Less: current portion of long-term debt	—	0.1
Long-term debt, net	$196.0	$196.0

In March 2019, we entered into a new senior unsecured, multi-currency revolving credit facility agreement (the “Credit Agreement”) that replaced our prior revolving credit facility, which was scheduled to expire in October 2020. The Credit Agreement, which expires in March 2024, contains a senior unsecured, multi-currency revolving credit facility (the “Credit Facility”) of $300.0 million, with sublimits of up to $30.0 million for swing line loans for domestic borrowers in U.S. Dollars (“USD”) and a $20.0 million swing line loan for our German Holding Company and up to $30.0 million for the issuance of standby letters of credit, which Credit Facility may be increased from time-to-time by the greater of $350.0 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the preceding twelve month period in the aggregate through an increase in the Credit Facility, subject to the satisfaction of certain conditions. Borrowings under the Credit Facility bear interest at either the base rate (the per annum interest rate of the highest of the Prime Rate, the Federal Funds Rate plus 50 basis points or the daily London Interbank Offered Rate (“LIBOR”), plus 1.00%) or at the applicable LIBOR rate, plus a tiered margin based on the ratio of our net consolidated debt to our modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for LIBOR rate loans. The Credit Agreement contains financial covenants providing that we shall not permit the ratio of our net consolidated debt to our modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Credit Agreement, upon the occurrence of a qualified acquisition for each of our four fiscal quarters immediately following such qualified acquisition, the ratio shall be increased to 4.0 to 1. The Credit Agreement also contains customary limitations on liens securing our indebtedness, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. As of June 30, 2019 and December 31, 2018, total unamortized debt issuance costs of $1.2 million and $0.6 million, respectively, were recorded in other noncurrent assets and are being amortized as additional interest expense over the term of the Credit Facility. A portion of these costs relate to our prior revolving credit facility.

At June 30, 2019, we had $28.5 million in outstanding long-term borrowings under the Credit Facility, of which $4.6 million was denominated in Japanese Yen (“Yen”) and $23.9 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under the Credit Facility of $269.0 million at June 30, 2019. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedges associated with the Credit Facility.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of June 30, 2019, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. As of December 31, 2018, the total amount of these forward exchange contracts was €10.0 million, SGD 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of June 30, 2019, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	35.1	—	30.2
Yen	5,992.8	32.3	19.8
SGD	23.8	15.4	1.9

At June 30, 2019, a portion of our debt consisted of borrowings denominated in currencies other than USD. We have designated our €21.0 million ($23.9 million) Euro-denominated borrowings under our Credit Facility as a hedge of our net investment in certain European subsidiaries. A cumulative foreign currency translation loss of $0.4 million pre-tax ($0.3 million after tax) on this debt was recorded within accumulated other comprehensive loss as of June 30, 2019. We have also designated our ¥500.0 million ($4.6 million) Yen-denominated borrowings under our Credit Facility as a hedge of our net investment in Daikyo. At June 30, 2019, there was a cumulative foreign currency translation loss of $0.5 million pre-tax ($0.4 million after tax) on this Yen-denominated debt, which was also included within accumulated other comprehensive loss.

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

From November 2017 through April 2019, we purchased several series of call options for a total of 262,269 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of June 30, 2019, we had outstanding contracts to purchase 105,891 barrels of crude oil from July 2019 to September 2020, at a weighted-average strike price of $64.02 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2019 and December 31, 2018.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain Recognized in Income for the		Amount of Gain Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2019	2018	2019	2018
Fair Value Hedges:
Foreign currency hedge contracts	$(4.5)	$(0.8)	$(9.3)	$(1.4)	Other (income) expense
Total	$(4.5)	$(0.8)	$(9.3)	$(1.4)

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Fair Value Hedges
Foreign currency hedge contracts	$1.7	$—	$—	$—	Other (income) expense
Total	$1.7	$—	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.2)	$0.5	$(0.2)	$0.3	Net sales
Foreign currency hedge contracts	0.6	(0.2)	(0.2)	0.1	Cost of goods and services sold
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$0.4	$0.3	$(0.3)	$0.4
Net Investment Hedges:
Foreign currency-denominated debt	$(0.3)	$1.2	$—	$—	Other (income) expense
Total	$(0.3)	$1.2	$—	$—

	Amount of (Loss) Gain Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Fair Value Hedges
Foreign currency hedge contracts	$(1.7)	$—	$—	$—	Other (income) expense
Total	$(1.7)	$—	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.3	$0.1	$(0.4)	$0.8	Net sales
Foreign currency hedge contracts	0.5	1.4	(0.3)	0.5	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$0.8	$1.5	$(0.6)	$1.4
Net Investment Hedges:
Foreign currency-denominated debt	$(0.2)	$0.5	$—	$—	Other (income) expense
Total	$(0.2)	$0.5	$—	$—

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Loss Recognized in Income for the		Amount of Loss Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2019	2018	2019	2018
Commodity call options	$0.2	$0.5	$0.2	$0.5	Cost of goods and services sold
Total	$0.2	$0.5	$0.2	$0.5

For the three and six months ended June 30, 2019 and 2018, there was no material ineffectiveness related to our hedges.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.2	$9.2	$—	$—
Foreign currency contracts	10.3	—	10.3	—
Commodity call options	0.1	—	0.1	—
	$19.6	$9.2	$10.4	$—
Liabilities:
Contingent consideration	$1.7	$—	$—	$1.7
Deferred compensation liabilities	10.5	10.5	—	—
	$12.2	$10.5	$—	$1.7

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.7	$8.7	$—	$—
Foreign currency contracts	6.5	—	6.5	—
	$15.2	$8.7	$6.5	$—
Liabilities:
Contingent consideration	$1.7	$—	$—	$1.7
Deferred compensation liabilities	9.8	9.8	—	—
Foreign currency contracts	0.2	—	0.2	—
	$11.7	$9.8	$0.2	$1.7

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

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2017	$4.9
Decrease in fair value recorded in earnings	(2.6)
Payments	(0.6)
Balance, December 31, 2018	1.7
Increase in fair value recorded in earnings	0.3
Payments	(0.3)
Balance, June 30, 2019	$1.7

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2019, the estimated fair value of long-term debt was $203.2 million compared to a carrying amount of $196.0 million. At December 31, 2018, the estimated fair value of long-term debt was $192.6 million and the carrying amount was $196.0 million.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019:

($ in millions)	Losses on derivatives	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2018	$(0.4)	$0.4	$(40.4)	$(113.8)	$(154.2)
Other comprehensive (loss) income before reclassifications	(0.9)	—	—	3.7	2.8
Amounts reclassified out	(0.6)	—	(0.2)	—	(0.8)
Other comprehensive (loss) income, net of tax	(1.5)	—	(0.2)	3.7	2.0
Balance, June 30, 2019	$(1.9)	$0.4	$(40.6)	$(110.1)	$(152.2)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2019	2018	2019	2018
Gains (losses) on derivatives:
Foreign currency contracts	$0.3	$(0.3)	$0.5	$(0.9)	Net sales
Foreign currency contracts	0.3	(0.1)	0.5	(0.7)	Cost of goods and services sold
Forward treasury locks	(0.1)	(0.1)	(0.2)	(0.2)	Interest expense
Total before tax	0.5	(0.5)	0.8	(1.8)
Tax expense	(0.2)	0.1	(0.2)	0.4
Net of tax	$0.3	$(0.4)	$0.6	$(1.4)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.1	$0.6	$0.3	$1.1	(a)
Actuarial losses	—	(0.4)	—	(0.8)	(a)
Total before tax	0.1	0.2	0.3	0.3
Tax expense	—	(0.1)	(0.1)	(0.1)
Net of tax	$0.1	$0.1	$0.2	$0.2
Total reclassifications for the period, net of tax	$0.4	$(0.3)	$0.8	$(1.2)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2019:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
($ in millions)
Balance, December 31, 2018	75.3	$18.8	$282.0	1.2	$(103.7)	$1,353.4	$(154.2)	$1,396.3
Net income	—	—	—	—	—	55.4	—	55.4
Activity related to stock-based compensation	—	—	(3.5)	(0.2)	14.2	—	—	10.7
Shares purchased under share repurchase program	—	—	—	0.8	(83.1)	—	—	(83.1)
Dividends declared ($0.15 per share)	—	—	—	—	—	(10.6)	—	(10.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	0.8
Balance, March 31, 2019	75.3	$18.8	$278.5	1.8	$(172.6)	$1,398.2	$(153.4)	$1,369.5
Net income	—	—	—	—	—	66.1	—	66.1
Activity related to stock-based compensation	—	—	(5.1)	(0.2)	24.8	—	—	19.7
Dividends declared ($0.15 per share)	—	—	—	—	—	(11.4)	—	(11.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	1.2	1.2
Balance, June 30, 2019	75.3	$18.8	$273.4	1.6	$(147.8)	$1,452.9	$(152.2)	$1,445.1

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2018:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
($ in millions)
Balance, December 31, 2017	75.2	$18.8	$309.3	1.3	$(109.1)	$1,178.2	$(117.3)	$1,279.9
Effect of modified retrospective application of a new accounting standard	—	—	—	—	—	11.4	—	11.4
Net income	—	—	—	—	—	43.6	—	43.6
Activity related to stock-based compensation	0.1	—	(0.8)	(0.1)	8.0	—	—	7.2
Shares purchased under share repurchase program	—	—	—	0.5	(47.9)	—	—	(47.9)
Dividends declared ($0.14 per share)	—	—	—	—	—	(10.4)	—	(10.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	21.5	21.5
Balance, March 31, 2018	75.3	$18.8	$308.5	1.7	$(149.0)	$1,222.8	$(95.8)	$1,305.3
Net income	—	—	—	—	—	56.1	—	56.1
Activity related to stock-based compensation	—	—	(3.8)	(0.2)	16.0	—	—	12.2
Shares purchased under share repurchase program	—	—	—	0.3	(22.9)	—	—	(22.9)
Dividends declared ($0.14 per share)	—	—	—	—	—	(20.9)	—	(20.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47.9)	(47.9)
Balance, June 30, 2018	75.3	$18.8	$304.7	1.8	$(155.9)	$1,258.0	$(143.7)	$1,281.9

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At June 30, 2019, there were 3,117,575 shares remaining in the 2016 Plan for future grants.

During the six months ended June 30, 2019, we granted 344,616 stock options at a weighted average exercise price of $102.51 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $24.51 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 2.3%; expected life of 5.6 years based on prior experience; stock volatility of 22.5% based on historical data; and a dividend yield of 0.7%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2019, we granted 82,458 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $102.51 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the six months ended June 30, 2019, we granted 9,940 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $108.23 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Total stock-based compensation expense was $7.2 million and $13.4 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, stock-based compensation expense was $6.0 million and $9.4 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.3	$2.7	$—	$—	$0.3	$2.7
Interest cost	2.5	2.4	—	—	2.5	2.4
Expected return on assets	(2.9)	(3.9)	—	—	(2.9)	(3.9)
Amortization of prior service credit	—	(0.5)	(0.1)	(0.1)	(0.1)	(0.6)
Recognized actuarial losses (gains)	0.6	1.0	(0.6)	(0.6)	—	0.4
Net periodic benefit cost	$0.5	$1.7	$(0.7)	$(0.7)	$(0.2)	$1.0

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
U.S. plans	$—	$1.2	$(0.7)	$(0.7)	$(0.7)	$0.5
International plans	0.5	0.5	—	—	0.5	0.5
Net periodic benefit cost	$0.5	$1.7	$(0.7)	$(0.7)	$(0.2)	$1.0

The components of net periodic benefit cost for the six months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.7	$5.5	$—	$—	$0.7	$5.5
Interest cost	4.9	4.7	0.1	0.1	5.0	4.8
Expected return on assets	(5.8)	(7.8)	—	—	(5.8)	(7.8)
Amortization of prior service credit	—	(0.8)	(0.3)	(0.3)	(0.3)	(1.1)
Recognized actuarial losses (gains)	1.1	1.9	(1.1)	(1.1)	—	0.8
Net periodic benefit cost	$0.9	$3.5	$(1.3)	$(1.3)	$(0.4)	$2.2

	Pension benefits		Other retirement benefits		Total
($ in millions)	2019	2018	2019	2018	2019	2018
U.S. plans	$(0.1)	$2.5	$(1.3)	$(1.3)	$(1.4)	$1.2
International plans	1.0	1.0	—	—	1.0	1.0
Net periodic benefit cost	$0.9	$3.5	$(1.3)	$(1.3)	$(0.4)	$2.2

Effective January 1, 2019, except for interest crediting, benefit accruals under our U.S. qualified and non-qualified defined benefit pension plans ceased.

Note 15:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Restructuring and related charges:
Severance and post-employment benefits	$1.3	$1.3	$1.6	$3.3
Asset-related charges	—	0.3	—	0.4
Other charges	0.1	0.6	0.4	1.8
Total restructuring and related charges	1.4	2.2	2.0	5.5
Development and licensing income	(0.2)	(0.2)	(0.4)	(0.4)
Contingent consideration	0.1	0.3	0.3	0.6
Other items	(3.8)	(1.2)	(6.7)	(1.5)
Total other (income) expense	$(2.5)	$1.1	$(4.8)	$4.2

Restructuring and Related Charges

In February 2018, our Board of Directors approved a restructuring plan designed to realign our manufacturing capacity with demand. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan will require restructuring and related charges of approximately $16.0 million. Since its approval, we have recorded $10.8 million in restructuring and related charges associated with this plan.

During the three months ended June 30, 2019, we recorded $1.4 million in restructuring and related charges associated with this plan, consisting of $1.3 million for severance charges and $0.1 million for other charges. During the three months ended June 30, 2018, we recorded $2.2 million in restructuring and related charges associated with this plan, consisting of $1.3 million for severance charges, $0.3 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $0.6 million for other non-cash charges.

During the six months ended June 30, 2019, we recorded $2.0 million in restructuring and related charges associated with this plan, consisting of $1.6 million for severance charges and $0.4 million for other charges. During the six months ended June 30, 2018, we recorded $5.5 million in restructuring and related charges associated with this plan, consisting of $3.3 million for severance charges, $0.4 million for non-cash asset write-downs associated with the discontinued use of certain equipment, and $1.8 million for other non-cash charges.

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2018	$2.3	$—	$—	$2.3
Charges	1.6	—	0.4	2.0
Cash payments	(1.6)	—	—	(1.6)
Non-cash asset write-downs	—	—	(0.4)	(0.4)
Balance, June 30, 2019	$2.3	$—	$—	$2.3

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. Our remaining restructuring obligations related to the 2016 restructuring plan as of June 30, 2019 were $0.2 million.

Other Items

During both the three and six months ended June 30, 2019 and 2018, we recorded development income of $0.2 million and $0.4 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, and miscellaneous income and charges. Other items increased by $2.6 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of foreign exchange transaction gains of $4.8 million during the three months ended June 30, 2019, as compared to foreign exchange transaction gains of $1.2 million during the three months ended June 30, 2018, partially offset by losses on the sale of fixed assets during the three months ended June 30, 2019. Other items increased by $5.2 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of foreign exchange transaction gains of $8.6 million during the six months ended June 30, 2019, as compared to foreign exchange transaction gains of $0.8 million during the six months ended June 30, 2018, partially offset by losses on the sale of fixed assets during the six months ended June 30, 2019.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $15.5 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively, and the effective tax rate was 19.4% and 9.9%, respectively. The provision for income taxes was $31.6 million and $18.5 million for the six months ended June 30, 2019 and 2018, respectively, and the effective tax rate was 21.1% and 16.2%, respectively.

During the three and six months ended June 30, 2018, we recorded a net tax benefit of $4.8 million and $4.5 million, respectively, for the estimated impact of the 2017 Tax Act. Please refer to Note 16, Income Taxes, to the consolidated financial statements in our 2018 Annual Report for further discussion.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net sales:
Proprietary Products	$360.3	$346.0	$700.7	$672.2
Contract-Manufactured Products	109.4	101.5	212.5	191.0
Consolidated net sales	$469.7	$447.5	$913.2	$863.2
Operating profit (loss):
Proprietary Products	$88.8	$71.7	$165.8	$134.5
Contract-Manufactured Products	11.4	9.0	21.9	18.5
Corporate	(18.3)	(18.2)	(34.5)	(33.8)
Other unallocated items	(1.4)	(2.2)	(2.0)	(5.5)
Total operating profit	$80.5	$60.3	$151.2	$113.7
Interest expense	2.0	2.2	4.3	4.1
Interest income	(0.6)	(0.3)	(1.5)	(0.9)
Other nonoperating income	(0.5)	(1.7)	(1.1)	(3.3)
Income before income taxes	$79.6	$60.1	$149.5	$113.8

Other unallocated items during the three and six months ended June 30, 2019 consisted of $1.4 million and $2.0 million, respectively, in restructuring and related charges. Other unallocated items during the three and six months ended June 30, 2018 consisted of $2.2 million and $5.5 million, respectively, in restructuring and related charges. Please refer to Note 15, Other (Income) Expense, for further discussion of these items.

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

Non-U.S. GAAP Financial Measures

For the purpose of aiding the comparison of our year-over-year results, we may refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. Organic net sales excludes the impact from acquisitions and/or divestitures and translates the current-period reported sales of subsidiaries whose functional currency is other than USD at the applicable foreign exchange rates in effect during the comparable prior-year period. We may also refer to financial results excluding the effects of unallocated items. The re-measured results excluding effects from currency translation, the impact from acquisitions and/or divestitures, and the effects of unallocated items are not in conformity with U.S. GAAP and should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated into our discussion and analysis as management uses them in evaluating our results of operations and believes that this information provides users a valuable insight into our overall performance and financial position.

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

2019 Financial Performance Summary

Consolidated net sales increased by $22.2 million, or 4.9%, for the three months ended June 30, 2019, as compared to the same period in 2018. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, consolidated net sales for the three months ended June 30, 2019 increased by $36.3 million, or 8.1%, as compared to the same period in 2018.

Consolidated net sales increased by $50.0 million, or 5.8%, for the six months ended June 30, 2019, as compared to the same period in 2018. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, consolidated net sales for the six months ended June 30, 2019 increased by $83.7 million, or 9.7%, as compared to the same period in 2018.

Net income for the three months ended June 30, 2019 was $66.1 million, or $0.88 per diluted share, as compared to $56.1 million, or $0.75 per diluted share, for the same period in 2018. Net income for the three months ended

June 30, 2019 included the impact of restructuring and related charges of $1.1 million (net of $0.3 million in tax), or $0.01 per diluted share and a tax benefit of $3.8 million, or $0.05 per diluted share, associated with stock-based compensation. Net income for the three months ended June 30, 2018 included the impact of restructuring and related charges of $1.6 million (net of $0.6 million in tax), or $0.01 per diluted share, a net tax benefit of $4.8 million, or $0.06 per diluted share, for the estimated impact of the 2017 Tax Act, and a tax benefit of $3.4 million, or $0.04 per diluted share, associated with stock-based compensation.

Net income for the six months ended June 30, 2019 was $121.5 million, or $1.61 per diluted share, as compared to $99.7 million, or $1.33 per diluted share, for the same period in 2018. Net income for the six months ended June 30, 2019 included the impact of restructuring and related charges of $1.5 million (net of $0.5 million in tax), or $0.02 per diluted share and a tax benefit of $5.2 million, or $0.07 per diluted share, associated with stock-based compensation. Net income for the six months ended June 30, 2018 included the impact of restructuring and related charges of $4.3 million (net of $1.2 million in tax), or $0.05 per diluted share, a net tax benefit of $4.5 million, or $0.06 per diluted share, for the estimated impact of the 2017 Tax Act, and a tax benefit of $5.5 million, or $0.07 per diluted share, associated with stock-based compensation.

On January 24, 2019, we issued a voluntary recall of our Vial2Bag product line due to reports of potential unpredictable or variable dosing under certain conditions. Our fourth quarter 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold reflecting our inventory balance for these devices at December 31, 2018. During the three and six months ended June 30, 2019, we recorded provisions of $1.3 million and $5.8 million, respectively, for potential inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the products back on the market.

At June 30, 2019, our cash and cash equivalents balance totaled $326.7 million and our available borrowing capacity under our Credit Facility was $269.0 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		% Change
($ in millions)	2019	2018	As-Reported	Organic
Proprietary Products	$360.3	$346.0	4.1%	7.5%
Contract-Manufactured Products	109.4	101.5	7.7%	10.2%
Consolidated net sales	$469.7	$447.5	4.9%	8.1%

Consolidated net sales increased by $22.2 million, or 4.9%, for the three months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $15.1 million. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, consolidated net sales for the three months ended June 30, 2019 increased by $36.3 million, or 8.1%, as compared to the same period in 2018.

Proprietary Products – Proprietary Products net sales increased by $14.3 million, or 4.1%, for the three months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $12.7 million. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, net sales for the three months ended June 30, 2019 increased by $26.0 million, or 7.5%, as compared to the same period in 2018, primarily due to growth in our high-value product offerings, including our ready-to-use seals, stoppers, and plungers, as well as our NovaPure®, Westar® and FluroTec®-coated components and our Daikyo Crystal Zenith® (“CZ”) products.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $7.9 million, or 7.7%, for the three months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $2.4 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2019 increased by $10.3 million, or 10.2%, as compared to the same period in 2018, due to an increase in the sale of healthcare-related injection and diagnostic devices.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		% Change
($ in millions)	2019	2018	As-Reported	Organic
Proprietary Products	$700.7	$672.2	4.2%	8.4%
Contract-Manufactured Products	212.5	191.0	11.2%	14.3%
Consolidated net sales	$913.2	$863.2	5.8%	9.7%

Consolidated net sales increased by $50.0 million, or 5.8%, for the six months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $34.7 million. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, consolidated net sales for the six months ended June 30, 2019 increased by $83.7 million, or 9.7%, as compared to the same period in 2018.

Proprietary Products – Proprietary Products net sales increased by $28.5 million, or 4.2%, for the six months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $29.0 million. Excluding foreign currency translation effects, as well as incremental sales of $1.0 million from our recent acquisition, net sales for the six months ended June 30, 2019 increased by $56.5 million, or 8.4%, as compared to the same period in 2018, primarily due to growth in our high-value product offerings, including our ready-to-use seals, stoppers, and plungers, as well as our NovaPure, Westar and FluroTec-coated components and our CZ products.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $21.5 million, or 11.2%, for the six months ended June 30, 2019, as compared to the same period in 2018, including an unfavorable foreign currency translation impact of $5.7 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2019 increased by $27.2 million, or 14.3%, as compared to the same period in 2018, due to an increase in the sale of healthcare-related injection and diagnostic devices.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Proprietary Products:
Gross Profit	$142.2	$128.8	$274.5	$250.0
Gross Profit Margin	39.5%	37.2%	39.2%	37.2%
Contract-Manufactured Products:
Gross Profit	$15.7	$13.4	$30.2	$26.6
Gross Profit Margin	14.3%	13.1%	14.2%	13.9%
Consolidated Gross Profit	$157.9	$142.2	$304.7	$276.6
Consolidated Gross Profit Margin	33.6%	31.8%	33.4%	32.0%

Consolidated gross profit increased by $15.7 million, or 11.0%, and $28.1 million, or 10.2%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $4.7 million and $10.9 million for the three and six months ended June 30, 2019, respectively. Consolidated gross profit margin increased by 1.8 margin points and 1.4 margin points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Proprietary Products – Proprietary Products gross profit increased by $13.4 million, or 10.4%, and $24.5 million, or 9.8%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $4.3 million and $10.0 million for the three and six months ended June 30, 2019, respectively. Proprietary Products gross profit margin increased by 2.3 margin points and 2.0 margin points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due to a favorable mix of products sold, sales price increases and production efficiencies, partially offset by increased labor costs and the impact of the voluntary recall of Vial2Bag products.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $2.3 million, or 17.2%, and $3.6 million, or 13.5%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively. Contract-Manufactured Products gross profit margin increased by 1.2 margin points and 0.3 margin points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due to production efficiencies.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Proprietary Products	$9.6	$10.8	$19.4	$20.4
Contract-Manufactured Products	—	—	—	—
Consolidated R&D Costs	$9.6	$10.8	$19.4	$20.4

Consolidated R&D costs decreased by $1.2 million, or 11.1%, and $1.0 million, or 4.9%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Efforts remain focused on the continued investment in self-injection systems development, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three and six months ended June 30, 2019 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Proprietary Products	$47.2	$47.5	$96.0	$95.9
Contract-Manufactured Products	4.4	4.3	8.4	8.6
Corporate	18.7	18.2	34.5	33.8
Consolidated SG&A costs	$70.3	$70.0	$138.9	$138.3
SG&A as a % of net sales	15.0%	15.6%	15.2%	16.0%

Consolidated SG&A costs increased by $0.3 million, or 0.4%, and $0.6 million, or 0.4%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including the impact of foreign currency translation, which decreased SG&A costs by $1.1 million and $2.5 million for the three and six months ended June 30, 2019, respectively.

Proprietary Products – Proprietary Products SG&A costs decreased by $0.3 million, or 0.6%, for the three months ended June 30, 2019, as compared to the same period in 2018, due to ongoing cost control initiatives, partially offset by incremental costs associated with our voluntary recall and an increase in compensation costs. Proprietary Products SG&A costs increased by $0.1 million, or 0.1%, for the six months ended June 30, 2019, as compared to the same period in 2018, due to incremental costs associated with our voluntary recall and an increase in compensation costs, partially offset by ongoing cost control initiatives. Foreign currency translation decreased Proprietary Products SG&A costs by $1.1 million and $2.5 million for the three and six months ended June 30, 2019, respectively.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $0.1 million, or 2.3%, for the three months ended June 30, 2019, as compared to the same period in 2018, due to an increase in miscellaneous costs. Contract-Manufactured Products SG&A costs decreased by $0.2 million, or 2.3%, for the six months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in miscellaneous costs.

Corporate – Corporate SG&A costs increased by $0.5 million, or 2.7%, and $0.7 million, or 2.1%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the impact of higher achievement levels related to our incentive compensation programs and an increase in stock-based compensation costs, offset by a decrease in U.S. pension costs due to the cessation of our U.S. qualified and non-qualified defined benefit pension plans as of January 1, 2019 (except for interest crediting).

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment and unallocated items:

(Income) Expense	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Proprietary Products	$(3.4)	$(1.2)	$(6.7)	$(0.8)
Contract-Manufactured Products	(0.1)	0.1	(0.1)	(0.5)
Corporate	(0.4)	—	—	—
Unallocated items	1.4	2.2	2.0	5.5
Consolidated other (income) expense	$(2.5)	$1.1	$(4.8)	$4.2

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other (income) expense changed by $3.6 million and $9.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Proprietary Products – Proprietary Products other income increased by $2.2 million and $5.9 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to foreign exchange transaction gains in Europe, offset by losses on the sale of fixed assets.

Contract-Manufactured Products – Contract-Manufactured Products other (income) expense changed by $0.2 million for the three months ended June 30, 2019, as compared to the same period in 2018, due to gains on the sale of fixed assets during the three months ended June 30, 2019. Contract-Manufactured Products other income decreased by $0.4 million for the six months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in gains on the sale of fixed assets during the six months ended June 30, 2019.

Corporate – Corporate other income increased by $0.4 million for the three months ended June 30, 2019, as compared to the same period in 2018.

Unallocated items – During the three and six months ended June 30, 2019, we recorded $1.4 million and $2.0 million, respectively, in restructuring and related charges. During the three and six months ended June 30, 2018, we recorded $2.2 million and $5.5 million, respectively, in restructuring and related charges. Once fully completed, we expect that our 2018 restructuring plan will provide annualized savings of approximately $14.0 million. Please refer to Note 15, Other (Income) Expense, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Proprietary Products	$88.8	$71.7	$165.8	$134.5
Contract-Manufactured Products	11.4	9.0	21.9	18.5
Corporate	(18.3)	(18.2)	(34.5)	(33.8)
Adjusted consolidated operating profit	$81.9	$62.5	$153.2	$119.2
Adjusted consolidated operating profit margin	17.4%	14.0%	16.8%	13.8%
Unallocated items	(1.4)	(2.2)	(2.0)	(5.5)
Consolidated operating profit	$80.5	$60.3	$151.2	$113.7
Consolidated operating profit margin	17.1%	13.5%	16.6%	13.2%

Consolidated operating profit increased by $20.2 million, or 33.5%, and $37.5 million, or 33.0%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $3.8 million and $8.8 million for the three and six months ended June 30, 2019, respectively.

Proprietary Products – Proprietary Products operating profit increased by $17.1 million, or 23.8%, and $31.3 million, or 23.3%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $3.4 million and $8.0 million for the three and six months ended June 30, 2019, respectively, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $2.4 million, or 26.7%, and $3.4 million, or 18.4%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, including an unfavorable foreign currency translation impact of $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, due to the factors described above.

Corporate – Corporate costs increased by $0.1 million, or 0.5%, and $0.7 million, or 2.1%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, due to the factors described above.

Unallocated items – Please refer to the Other (Income) Expense section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Interest expense	$2.3	$2.4	$4.8	$4.6
Capitalized interest	(0.3)	(0.2)	(0.5)	(0.5)
Interest income	(0.6)	(0.3)	(1.5)	(0.9)
Interest expense, net	$1.4	$1.9	$2.8	$3.2

Interest expense, net, decreased by $0.5 million, or 26.3%, and $0.4 million, or 12.5%, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to an increase in interest income during the three and six months ended June 30, 2019.

Other Nonoperating Income

Other nonoperating income decreased by $1.2 million and $2.2 million for the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to a decrease in the expected return on pension plan assets.

Income Taxes

The provision for income taxes was $15.5 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively, and the effective tax rate was 19.4% and 9.9%, respectively. The provision for income taxes was $31.6 million and $18.5 million for the six months ended June 30, 2019 and 2018, respectively, and the effective tax rate was 21.1% and 16.2%, respectively.

During the three and six months ended June 30, 2018, we recorded a net tax benefit of $4.8 million and $4.5 million, respectively, for the estimated impact of the 2017 Tax Act. Please refer to Note 16, Income Taxes, to the consolidated financial statements in our 2018 Annual Report for further discussion.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo and our 49% ownership interest in four companies in Mexico. Equity in net income of affiliated companies remained constant for the three months ended June 30, 2019, as compared to the same period in 2018. Equity in net income of affiliated companies decreased by $0.8 million, for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in manufacturing costs at Daikyo.

Net Income

Net income for the three months ended June 30, 2019 was $66.1 million, which included the impact of restructuring and related charges of $1.1 million (net of $0.3 million in tax) and a tax benefit of $3.8 million associated with stock-based compensation. Net income for the three months ended June 30, 2018 was $56.1 million, which included the impact of restructuring and related charges of $1.6 million (net of $0.6 million in tax), a net tax benefit of $4.8 million for the estimated impact of the 2017 Tax Act, and a tax benefit of $3.4 million associated with stock-based compensation.

Net income for the six months ended June 30, 2019 was $121.5 million, which included the impact of restructuring and related charges of $1.5 million (net of $0.5 million in tax) and a tax benefit of $5.2 million associated with stock-based compensation. Net income for the six months ended June 30, 2018 was $99.7 million, which included the impact of restructuring and related charges of $4.3 million (net of $1.2 million in tax), a net tax benefit of $4.5 million for the estimated impact of the 2017 Tax Act, and a tax benefit of $5.5 million associated with stock-based compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2019	2018
Net cash provided by operating activities	$152.7	$127.0
Net cash used in investing activities	$(75.8)	$(45.7)
Net cash used in financing activities	$(87.4)	$(82.6)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $25.7 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to improved operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $30.1 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to the acquisition of our distributor in South Korea and an increase in capital expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $4.8 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in purchases under our share repurchases programs and dividend payments, offset by an increase in stock-based compensation award activity.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$326.7	$337.4
Accounts receivable, net	$330.8	$288.2
Inventories	$232.3	$214.5
Accounts payable	$152.1	$130.4
Debt	$196.0	$196.1
Equity	$1,445.1	$1,396.3
Working capital	$631.1	$610.7

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2019 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2019 included $131.8 million of cash held by subsidiaries within the U.S., and $194.9 million of cash held by subsidiaries outside of the U.S. During the six months ended June 30, 2019, we purchased 800,000 shares of our common stock under our now-completed calendar-year 2019 share repurchase program at a cost of $83.1 million, or an average price of $103.89 per share.

Working capital – Working capital at June 30, 2019 increased by $20.4 million, or 3.3%, as compared to December 31, 2018, including an increase of $1.3 million due to foreign currency translation. Excluding the impact of currency exchange rates, accounts receivable, inventories and total current liabilities increased by $42.9 million, $18.0 million and $28.4 million, respectively, while cash and cash equivalents decreased by $10.5 million. The increase in accounts receivable was due to increased sales activity and longer customer payment terms. The increase in total current liabilities was primarily due to an increase in accounts payable, as well as our adoption of ASC 842, which required us to record operating lease liabilities for operating leases where we are the lessee in our condensed consolidated balance sheet as of June 30, 2019.

Debt and credit facilities – The $0.1 million decrease in total debt at June 30, 2019, as compared to December 31, 2018, primarily resulted from foreign currency rate fluctuations.

Our sources of liquidity include our Credit Facility. At June 30, 2019, we had $28.5 million in outstanding long-term borrowings under this facility, of which $4.6 million was denominated in Yen and $23.9 million was denominated in Euro. These borrowings, together with outstanding letters of credit of $2.5 million, resulted in a borrowing capacity available under our Credit Facility of $269.0 million at June 30, 2019. We do not expect any significant limitations on our ability to access this source of funds.

The Credit Agreement contains financial covenants providing that we shall not permit the ratio of our net consolidated debt to our modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Credit Agreement, upon the occurrence of a qualified acquisition for each of our four fiscal quarters immediately following such qualified acquisition, the ratio shall be increased to 4.0 to 1. The Credit Agreement also contains customary limitations on liens securing our indebtedness, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. At June 30, 2019, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2018 Annual Report. During the three months ended June 30, 2019, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

In March 2019, we entered into the Credit Agreement that replaced our prior revolving credit facility, which was scheduled to expire in October 2020. The Credit Agreement expires in March 2024. Please refer to Note 8, Debt, for additional information.

On January 1, 2019, we adopted ASC 842. Please refer to Note 6, Leases, for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2019, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2018 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2018 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended June 30, 2019, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

•	the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;

•	the cost and progress of development, regulatory approval and marketing of new products;

•	our ability to obtain and maintain licenses in any jurisdiction in which we do business;

•	the relative strength of USD in relation to other currencies, particularly the Euro, SGD, the Danish Krone, Yen, Colombian Peso, Brazilian Real, and the South Korean Won; and

•	the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2019, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, there were no purchases of our common stock made by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.

In February 2019, we announced a share repurchase program for calendar-year 2019 authorizing the repurchase of up to 800,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions depended on a variety of factors, including market conditions. There were no shares purchased during the three months ended June 30, 2019. During the six months ended June 30, 2019, we purchased 800,000 shares of our common stock under the now-completed program at a cost of $83.1 million, or an average price of $103.89 per share.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Bernard J. Birkett
Bernard J. Birkett
Senior Vice President, Chief Financial Officer and Treasurer

July 29, 2019

EXHIBIT INDEX

Exhibit #	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.

F-1