Form 10-Q
period 2020-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2020-04-24
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐ No ☑
As of April 17, 2020, there were 73,602,233 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$491.5	$443.5
Cost of goods and services sold	324.5	296.7
Gross profit	167.0	146.8
Research and development	10.7	9.8
Selling, general and administrative expenses	71.8	68.6
Other income (Note 15)	(3.5)	(2.3)
Operating profit	88.0	70.7
Interest expense	2.0	2.3
Interest income	(0.8)	(0.9)
Other nonoperating expense (income)	0.3	(0.6)
Income before income taxes	86.5	69.9
Income tax expense	15.0	16.1
Equity in net income of affiliated companies	(2.8)	(1.6)
Net income	$74.3	$55.4

Net income per share:
Basic	$1.01	$0.75
Diluted	$0.99	$0.73

Weighted average shares outstanding:
Basic	73.9	74.1
Diluted	75.5	75.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$74.3	$55.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(47.3)	4.4
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.6 and $0	2.0	(0.3)
Net gain (loss) on derivatives, net of tax of $1.3 and $(1.6)	2.6	(3.3)
Other comprehensive (loss) income, net of tax	(42.7)	0.8
Comprehensive income	$31.6	$56.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$335.3	$439.1
Accounts receivable, net	333.0	319.3
Inventories	251.0	235.7
Other current assets	58.2	64.6
Total current assets	977.5	1,058.7
Property, plant and equipment	1,816.9	1,820.1
Less: accumulated depreciation and amortization	988.6	980.8
Property, plant and equipment, net	828.3	839.3
Operating lease right-of-use assets	68.5	70.1
Investments in affiliated companies	197.7	192.7
Goodwill	106.9	107.8
Intangible assets, net	28.1	29.8
Deferred income taxes	12.3	14.0
Pension and other postretirement benefits	5.2	4.3
Other noncurrent assets	22.0	24.7
Total Assets	$2,246.5	$2,341.4

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.3	$2.3
Accounts payable	157.9	156.8
Pension and other postretirement benefits	2.2	2.2
Accrued salaries, wages and benefits	61.2	73.0
Income taxes payable	13.9	6.4
Operating lease liabilities	9.4	9.6
Other current liabilities	97.5	91.3
Total current liabilities	344.4	341.6
Long-term debt	254.4	255.0
Deferred income taxes	5.6	15.5
Pension and other postretirement benefits	50.7	52.5
Operating lease liabilities	61.2	62.4
Other long-term liabilities	40.0	41.2
Total Liabilities	756.3	768.2

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 100.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.6 million and 74.1 million	18.8	18.8
Capital in excess of par value	267.6	272.7
Retained earnings	1,611.8	1,549.4
Accumulated other comprehensive loss	(192.3)	(149.6)
Treasury stock, at cost (1.7 million and 1.2 million shares)	(215.7)	(118.1)
Total Equity	1,490.2	1,573.2
Total Liabilities and Equity	$2,246.5	$2,341.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$74.3	$55.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.9	24.9
Amortization	1.1	0.6
Stock-based compensation	5.4	6.2
Non-cash restructuring charges	—	0.3
Pension settlement charge	1.4	—
Contingent consideration payments in excess of acquisition-date liability	(0.1)	(0.2)
Other non-cash items, net	(4.3)	(0.8)
Changes in assets and liabilities	(45.6)	(38.8)
Net cash provided by operating activities	57.1	47.6

Cash flows from investing activities:
Capital expenditures	(32.1)	(28.8)
Other, net	0.2	0.1
Net cash used in investing activities	(31.9)	(28.7)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	28.0
Repayments under revolving credit agreements	—	(28.0)
Repayments of long-term debt	(0.6)	—
Debt issuance costs	—	(0.8)
Dividend payments	(11.8)	(11.1)
Proceeds from stock-based compensation awards	6.3	3.3
Employee stock purchase plan contributions	1.3	1.2
Shares purchased under share repurchase programs	(115.5)	(83.1)
Net cash used in financing activities	(120.3)	(90.5)
Effect of exchange rates on cash	(8.7)	(0.3)
Net decrease in cash and cash equivalents	(103.8)	(71.9)

Cash, including cash equivalents at beginning of period	439.1	337.4
Cash, including cash equivalents at end of period	$335.3	$265.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2020 should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

West has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19 and our production facilities continued to operate during the quarter as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the quarter, as our manufacturing operations have generally been exempted from stay-at-home orders.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In April 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies and improves areas related to the new credit losses, hedging, and recognition and measurement standards. This guidance is effective for the same fiscal years in which the original standards are effective or, if already implemented, annual periods beginning after the issuance of this guidance. We adopted this guidance as of January 1, 2020, on a prospective basis. The adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted this guidance as of January 1, 2020, on a prospective basis. The adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted this guidance as of January 1, 2020.

The adoption did not have a material impact on our financial statements. Please refer to Note 10, Fair Value Measurements, for additional details.

In June 2016, the FASB issued guidance which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments held by a reporting entity, including accounts receivable, at each reporting date. Under the previous guidance, an entity reflected credit losses on financial assets measured on an amortized cost basis only when it was probable that losses had incurred, generally considering only past events and current conditions when determining incurred loss. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable and supportable forecasts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted this guidance as of January 1, 2020, on a modified retrospective basis, to the accounts receivable and contract asset balances as of January 1, 2020. Under the current expected credit loss model, we have adopted a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions. The effect of the adoption on the financial statement line items of accounts receivable and contract assets was not material as of January 1, 2020. As a result of our adoption, we recorded a cumulative-effect adjustment of $0.1 million within retained earnings in our condensed consolidated balance sheet as of January 1, 2020, to reflect the incremental estimated lifetime expected credit losses on the accounts receivable balance as of January 1, 2020. We have not presented the amortized cost basis within each credit quality indicator by year of origination as all of our accounts receivable are due within one year or less.

Standards Issued Not Yet Adopted

In March 2020, the FASB issued guidance which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate need to be discontinued. This guidance was effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact to our financial statements, the transition, and disclosure requirements of this guidance.

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740 and by clarifying and amending existing ASC Topic 740 guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating our adoption timing and the impact that this guidance may have on our financial statements.

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

Note 3:  Revenue

Our revenue results from the sale of goods or services and reflects the consideration to which we expect to be entitled in exchange for those goods or services. We record revenue based on a five-step model, in accordance with ASC Topic 606. Following the identification of a contract with a customer, we identify the performance obligations (goods or services) in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when (or as) we satisfy the performance obligations by transferring the promised goods or services to our customers. A good or service is transferred when (or as) the customer obtains control of that good or service.

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended March 31,
	2020	2019
Biologics	28%	26%
Generics	19%	20%
Pharma	29%	31%
Contract-Manufactured Products	24%	23%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended March 31,
	2020	2019
High-Value Components	43%	43%
Standard Packaging	28%	30%
Delivery Devices	5%	4%
Contract-Manufactured Products	24%	23%
	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended March 31,
	2020	2019
Americas	48%	46%
Europe, Middle East, Africa	44%	47%
Asia Pacific	8%	7%
	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2019	$9.8
Contract assets, March 31, 2020	16.4
Change in contract assets - increase (decrease)	$6.6

Deferred income, December 31, 2019	$(34.9)
Deferred income, March 31, 2020	(41.8)
Change in deferred income - decrease (increase)	$(6.9)

During the three months ended March 31, 2020, $10.2 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2020, there was $5.4 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $4.5 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Supply Chain Financing

We have entered into supply chain financing agreements with certain banks, pursuant to which we offer for sale certain accounts receivable to such banks from time to time, subject to the terms of the applicable agreements. These transactions result in a reduction in accounts receivable, as the agreements transfer effective control over, and credit risk related to, the receivables to the banks. These agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. As of March 31, 2020 and 2019, we derecognized accounts receivable of $3.3 million and $1.8 million, respectively, under these agreements. Discount fees related to the sale of such accounts receivable on our condensed consolidated income statements for the three months ended March 31, 2020 and 2019 were not material.

Voluntary Recall

On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. Our fourth quarter 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold, reflecting our inventory balance for these devices at December 31, 2018. During three months ended March 31, 2019, we recorded a provision of $4.5 million for inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the product back on the market.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$74.3	$55.4
Weighted average common shares outstanding	73.9	74.1
Dilutive effect of equity awards, based on the treasury stock method	1.6	1.2
Weighted average shares assuming dilution	75.5	75.3

During the three months ended March 31, 2020 and 2019, there were 0.1 million and 0.6 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In December 2019, we announced a share repurchase program for calendar-year 2020 authorizing the repurchase of up to 848,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions will depend on a variety of factors, including market conditions.

During the three months ended March 31, 2020, we purchased 761,500 shares of our common stock under the program at a cost of $115.5 million, or an average price of $151.65 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2020	December 31, 2019
Raw materials	$104.6	$100.9
Work in process	43.1	37.4
Finished goods	103.3	97.4
	$251.0	$235.7

Note 6:  Leases

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

The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Operating lease cost	$3.1	$3.2
Short-term lease cost	0.2	0.2
Variable lease cost	0.8	0.6
Total lease cost	$4.1	$4.0

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$3.1

Right-of-use assets obtained in exchange for new operating lease liabilities	$2.5	$6.8

As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 11.4 years and 11.7 years, respectively.

As of March 31, 2020 and December 31, 2019, the weighted average discount rate was 3.77% and 3.76%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	March 31,	December 31,
Year	2020	2019
2020	$9.0	$12.1
2021	10.9	10.4
2022	9.2	8.6
2023	8.2	7.8
2024	7.7	7.3
Thereafter	41.0	41.8
	86.0	88.0
Less: imputed lease interest	(15.4)	(16.0)
Total lease liabilities	$70.6	$72.0

Note 7:  Affiliated Companies

At March 31, 2020 and December 31, 2019, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $184.3 million and $179.3 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $13.4 million at both period-ends. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

On November 1, 2019, in connection with the amendment of certain commercial agreements with Daikyo Seiko, Ltd. (“Daikyo”), we increased our ownership interest from 25% to 49% in Daikyo in exchange for $85.1 million in cash and $4.9 million in shares of our treasury stock to certain stockholders of Daikyo. We believe that the increase in ownership interest will not have a material impact on our financial statements.

Our purchases from, and royalty payments made to, affiliates totaled $32.5 million for the three months ended March 31, 2020, as compared to $24.6 million for the same period in 2019. As of March 31, 2020 and December 31, 2019, the payable balance due to affiliates was $22.3 million and $20.8 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.2 million for both the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the receivable balance due from affiliates was $2.6 million and $1.9 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2019 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2020.

($ in millions)	March 31, 2020	December 31, 2019
Term Loan, due December 31, 2024 (2.78%)	$89.4	$90.0
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	257.4	258.0
Less: unamortized debt issuance costs	0.7	0.7
Total debt	256.7	257.3
Less: current portion of long-term debt	2.3	2.3
Long-term debt, net	$254.4	$255.0

Please refer to Note 10, Debt, to the consolidated financial statements in our 2019 Annual Report for additional details regarding our debt agreements.

Credit Agreement - Credit Facility

At March 31, 2020, the borrowing capacity available under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.5 million, was $297.5 million.

Credit Agreement Amendment - Term Loan

At March 31, 2020, we had $89.4 million in borrowings under the Term Loan, of which $2.3 million was classified as current and $87.1 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both March 31, 2020 and December 31, 2019, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2020, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	52.7	—	47.0
Yen	9,175.8	45.2	36.2
SGD	59.8	35.2	6.7

In December 2019, we entered into the cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. The notional amount of the cross-currency swap is ¥9.8 billion ($90 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on three-month U.S. Dollar (“USD”) LIBOR plus a margin, in return for paying floating interest rate payments based on three-month Japanese Yen (“Yen”) LIBOR plus a margin.

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

From November 2017 through March 2020, we purchased several series of call options for a total of 374,380 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of March 31, 2020, we had outstanding contracts to purchase 128,191 barrels of crude oil from April 2020 to September 2021, at a weighted-average strike price of $68.06 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2020 and December 31, 2019.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain Recognized in Income
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2020	2019
Fair Value Hedges:
Foreign currency hedge contracts	$(2.0)	$(1.9)	Other income
Total	$(2.0)	$(1.9)

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2020 and 2019 were $2.0 million and $1.9 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Fair Value Hedges
Foreign currency hedge contracts	$3.6	$(0.1)	$(1.3)	$(3.2)	Other income
Total	$3.6	$(0.1)	$(1.3)	$(3.2)
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$0.5	$(0.2)	$(0.2)	Net sales
Foreign currency hedge contracts	0.4	(0.1)	—	(0.1)	Cost of goods and services sold
Total	$0.5	$0.4	$(0.2)	$(0.3)
Net Investment Hedges:
Foreign currency-denominated debt	$—	$0.1	$—	$—	Other income
Cross-currency swap	(1.2)	—	—	—	Other income
Total	$(1.2)	$0.1	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales	$(0.2)	$(0.2)
Cost of goods and services sold	—	(0.1)
Other income	(1.3)	(3.2)

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Loss Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2020	2019
Commodity call options	$0.2	$—	Cost of goods and services sold
Total	$0.2	$—

For the three months ended March 31, 2020 and 2019, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2020	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.3	$9.3	$—	$—
Foreign currency contracts	1.2	—	1.2	—
Commodity call options	0.1	—	0.1	—
	$10.6	$9.3	$1.3	$—
Liabilities:
Contingent consideration	$3.2	$—	$—	$3.2
Deferred compensation liabilities	10.2	10.2	—	—
Cross-currency swap	2.9	—	2.9	—
Foreign currency contracts	5.1	—	5.1	—
	$21.4	$10.2	$8.0	$3.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.3	$11.3	$—	$—
Foreign currency contracts	7.7	—	7.7	—
Commodity call options	0.1		0.1
	$19.1	$11.3	$7.8	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	12.8	12.8	—	—
Cross-currency swap	1.4	—	1.4	—
Foreign currency contracts	0.3	—	0.3	—
	$17.8	$12.8	$1.7	$3.3

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

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to the SmartDose technology platform (the “SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the SmartDose contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Sales projections were derived using upside, base and downside forecasted cases for each partnership and applying probability-weighted scenarios of 10%, 50% and 40% to the three cases, respectively, to reflect the likelihood of West meeting the estimated sales projection targets. The probability of success factors included the probabilities of successful FDA approval for each partnership drug, which was estimated in a range of 13% to 100% based on the development phase of each respective drug, and the probability of the successful execution of supply agreements with each partnership, which was estimated in the range of 15% to 100% based on historical, current, and future supply agreements with the respective partnerships. The fair value of this liability utilized a risk-adjusted discount rate of 19% to present value the cash flows. The discount rate is calculated by determining the after-tax required returns on debt and equity and weighting each return by the respective percent of debt and equity to total capital. Key inputs for the discount rate include the risk-free rate on the 20-Year United States Treasury maturity, equity risk premium, company-specific risk premium, pre-tax cost of debt, and U.S. tax rate, among others. As development and commercialization of the SmartDose technology platform progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the SmartDose contingent consideration.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2018	$1.7
Increase in fair value recorded in earnings	2.1
Payments	(0.5)
Balance, December 31, 2019	3.3
Increase in fair value recorded in earnings	—
Payments	(0.1)
Balance, March 31, 2020	$3.2

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2020, the estimated fair value of long-term debt was $260.8 million compared to a carrying amount of $254.4 million. At December 31, 2019, the estimated fair value of long-term debt was $263.3 million and the carrying amount was $255.0 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020:

($ in millions)	(Losses) gains on derivatives	Unrealized gains on investment securities	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2019	$(0.8)	$0.4	$(40.3)	$(108.9)	$(149.6)
Other comprehensive income (loss) before reclassifications	4.1	—	1.0	(47.3)	(42.2)
Amounts reclassified out from accumulated other comprehensive income (loss)	(1.5)	—	1.0	—	(0.5)
Other comprehensive income (loss), net of tax	2.6	—	2.0	(47.3)	(42.7)
Balance, March 31, 2020	$1.8	$0.4	$(38.3)	$(156.2)	$(192.3)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2020	2019
Gains (losses) on derivatives:
Foreign currency contracts	$0.3	$0.2	Net sales
Foreign currency contracts	0.1	0.2	Cost of goods and services sold
Foreign currency contracts	2.0	4.8	Other income
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	2.3	5.1
Tax benefit (expense)	(0.8)	(1.6)
Net of tax	$1.5	$3.5
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.2	$0.2	(a)
Actuarial losses	(0.1)	—	(a)
Settlements	(1.4)	—	(a)
Total before tax	(1.3)	0.2
Tax benefit (expense)	0.3	(0.1)
Net of tax	$(1.0)	$0.1
Total reclassifications for the period, net of tax	$0.5	$3.6

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2020:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2019	75.3	$18.8	$272.7	1.2	$(118.1)	$1,549.4	$(149.6)	$1,573.2
Effect of modified retrospective application of a new accounting standard (see Note 2)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	74.3	—	74.3
Activity related to stock-based compensation	—	—	(5.1)	(0.3)	17.9	—	—	12.8
Shares purchased under share repurchase program	—	—	—	0.8	(115.5)	—	—	(115.5)
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.8)	—	(11.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42.7)	(42.7)
Balance, March 31, 2020	75.3	$18.8	$267.6	1.7	$(215.7)	$1,611.8	$(192.3)	$1,490.2

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2019:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2018	75.3	$18.8	$282.0	1.2	$(103.7)	$1,353.4	$(154.2)	$1,396.3
Net income	—	—	—	—	—	55.4	—	55.4
Activity related to stock-based compensation	—	—	(3.5)	(0.2)	14.2	—	—	10.7
Shares purchased under share repurchase program	—	—	—	0.8	(83.1)	—	—	(83.1)
Dividends declared ($0.15 per share)	—	—	—	—	—	(10.6)	—	(10.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	0.8
Balance, March 31, 2019	75.3	$18.8	$278.5	1.8	$(172.6)	$1,398.2	$(153.4)	$1,369.5

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2020, there were 2,750,037 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2020, we granted 222,564 stock options at a weighted average exercise price of $173.22 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $39.21 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.4%; expected life of 5.7 years based on prior experience; stock volatility of 22.3% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2020, we granted 50,459 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $173.22 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the three months ended March 31, 2020, we granted 5,424 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $173.22 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Total stock-based compensation expense was $5.4 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.3	$0.4	$—	$—	$0.3	$0.4
Interest cost	1.9	2.4	0.1	0.1	2.0	2.5
Expected return on assets	(3.0)	(2.9)	—	—	(3.0)	(2.9)
Amortization of prior service credit	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Recognized actuarial losses (gains)	0.5	0.5	(0.4)	(0.5)	0.1	—
Settlements	1.4	—	—	—	1.4	—
Net periodic benefit cost	$1.1	$0.4	$(0.5)	$(0.6)	$0.6	$(0.2)

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
U.S. plans	$0.8	$(0.1)	$(0.5)	$(0.6)	$0.3	$(0.7)
International plans	0.3	0.5	—	—	0.3	0.5
Net periodic benefit cost	$1.1	$0.4	$(0.5)	$(0.6)	$0.6	$(0.2)

During the three months ended March 31, 2020, we recorded a $1.4 million pension settlement charge within other nonoperating expense (income), as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Income

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2020	2019
Restructuring and related charges:
Severance and post-employment benefits	$—	$0.3
Other charges	—	0.3
Total restructuring and related charges	—	0.6
Development and licensing income	(0.2)	(0.2)
Contingent consideration	—	0.2
Foreign exchange transaction gains	(3.5)	(3.8)
Other items	0.2	0.9
Total other income	$(3.5)	$(2.3)

Restructuring and Related Charges

In February 2018, our Board of Directors approved a restructuring plan designed to realign our manufacturing capacity with demand. These changes were expected to be implemented over a period of up to twenty-four months from the date of approval. The plan was expected to require restructuring and related charges of approximately $16.0 million. Since its approval, we have recorded $13.7 million in restructuring and related charges associated with this plan. The plan was considered complete as of December 31, 2019.

During the three months ended March 31, 2019, we recorded $0.6 million in restructuring and related charges associated with this plan, consisting of $0.3 million for severance charges and $0.3 million for other non-cash charges.

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Other charges	Total
Balance, December 31, 2019	$1.4	$—	$—	$1.4
Cash payments	(0.6)	—	—	(0.6)
Balance, March 31, 2020	$0.8	$—	$—	$0.8

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. As of March 31, 2020, we completed our remaining restructuring obligations related to the 2016 restructuring plan.

Other Items

During both the three months ended March 31, 2020 and 2019, we recorded development income of $0.2 million related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other items consist of gains and losses on the sale of fixed assets and miscellaneous income and charges.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $15.0 million and $16.1 million for the three months ended March 31, 2020 and 2019, respectively, and the effective tax rate was 17.4% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to an increase in stock-based compensation deductions for the three months ended March 31, 2020 as compared to the same period in 2019.

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

There have been no significant changes to the commitments and contingencies included in our 2019 Annual Report.

Note 18:  Segment Information

Our business operations are organized into two reportable segments, Proprietary Products and Contract-Manufactured Products. Our Proprietary Products reportable segment offers proprietary packaging, containment and drug delivery products, along with analytical lab and other services, to biologic, generic and pharmaceutical drug customers. Our Contract-Manufactured Products reportable segment serves as a fully integrated business, focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customers.

The Chief Operating Decision Maker (“CODM”) evaluates the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, adjustments to annual incentive plan expense for over- or under-attainment of targets, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that the CODM considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items.

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales:
Proprietary Products	$373.5	$340.4
Contract-Manufactured Products	118.1	103.1
Intersegment sales elimination	(0.1)	—
Consolidated net sales	$491.5	$443.5
Operating profit (loss):
Proprietary Products	$93.2	$77.0
Contract-Manufactured Products	12.8	10.5
Corporate	(18.0)	(16.2)
Other unallocated items	—	(0.6)
Total operating profit	$88.0	$70.7
Interest expense	2.0	2.3
Interest income	(0.8)	(0.9)
Other nonoperating expense (income)	0.3	(0.6)
Income before income taxes	$86.5	$69.9

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items during the three months ended March 31, 2019 consisted of $0.6 million in restructuring and related charges. Please refer to Note 15, Other Income, for further discussion of these items.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2019 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2019 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Our Operations

We are a leading global manufacturer in the design and production of technologically advanced, high-quality, integrated containment and delivery systems for injectable drugs and healthcare products. Our products include a variety of primary packaging, containment solutions, reconstitution and transfer systems, and drug delivery systems, as well as contract manufacturing, analytical lab and other services and integrated solutions. Our customers include the leading biologic, generic, pharmaceutical, diagnostic, and additional medical device companies in the world. Our top priority is delivering quality products that meet the exact product specifications and quality standards customers require and expect. This focus on quality includes excellence in manufacturing, scientific and technical expertise and management, and enables us to partner with our customers in order to deliver safe, effective drug products to patients quickly and efficiently. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 1923.

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

Impact of COVID-19

West has been actively monitoring the COVID-19 situation and its impact globally. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients around the world. The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19 and our production facilities continued to operate during the quarter as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the quarter, as our manufacturing operations have generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of West and its customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

2020 Financial Performance Summary

Consolidated net sales increased by $48.0 million, or 10.8%, for the three months ended March 31, 2020, as compared to the same period in 2019. Excluding foreign currency translation effects, as well as incremental sales of $1.2 million from our 2019 acquisition, consolidated net sales for the three months ended March 31, 2020 increased by $56.5 million, or 12.7%, as compared to the same period in 2019. The increase in net sales was primarily driven by the performance of our Proprietary Products segment, which delivered 11.8% organic growth compared to the same period in 2019.

Net income for the three months ended March 31, 2020 was $74.3 million, or $0.99 per diluted share, as compared to $55.4 million, or $0.73 per diluted share, for the same period in 2019. Net income improvement of $18.9 million was largely driven by the $16.2 million improvement in our operating profit from growth in our Proprietary Products segment. Additionally, our results include a tax benefit of $5.1 million, or $0.07 per diluted share, associated with stock-based compensation compared to a tax benefit of $1.4 million, or $0.02 per diluted share, associated with stock-based compensation for the three months ended March 31, 2019.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		% Change
($ in millions)	2020	2019	As-Reported	Organic
Proprietary Products	$373.5	$340.4	9.7%	11.8%
Contract-Manufactured Products	118.1	103.1	14.5%	15.9%
Intersegment sales elimination	(0.1)	—	—	—
Consolidated net sales	$491.5	$443.5	10.8%	12.7%

Consolidated net sales increased by $48.0 million, or 10.8%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $9.7 million. Excluding foreign currency translation effects, as well as incremental sales of $1.2 million from our 2019 acquisition, consolidated net sales for the three months ended March 31, 2020 increased by $56.5 million, or 12.7%, as compared to the same period in 2019.

Proprietary Products – Proprietary Products net sales increased by $33.1 million, or 9.7%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $8.3 million. Excluding foreign currency translation effects, as well as incremental sales of $1.2 million from our 2019 acquisition, net sales for the three months ended March 31, 2020 increased by $40.2 million, or 11.8%, as compared to the same period in 2019, primarily due to growth in our high-value product offerings, including our Westar® components, Daikyo® components, our NovaPure® and FluroTec®-coated components, and our Daikyo Crystal Zenith® products.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $15.0 million, or 14.5%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $1.4 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2020 increased by $16.4 million, or 15.9%, as compared to the same period in 2019, due to an increase in the sale of healthcare-related injection and diagnostic devices.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2020	2019
Proprietary Products:
Gross profit	$150.1	$132.3
Gross profit margin	40.2%	38.9%
Contract-Manufactured Products:
Gross profit	$16.9	$14.5
Gross profit margin	14.3%	14.0%
Consolidated gross profit	$167.0	$146.8
Consolidated gross profit margin	34.0%	33.1%

Consolidated gross profit increased by $20.2 million, or 13.8%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $3.3 million. Consolidated gross profit margin increased by 0.9 margin points for the three months ended March 31, 2020, as compared to the same period in 2019.

Proprietary Products – Proprietary Products gross profit increased by $17.8 million, or 13.5%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $3.1 million. Proprietary Products gross profit margin increased by 1.3 margin points for the three months ended March 31, 2020, as compared to the same period in 2019, due to sales price increases, a favorable mix of products sold and production efficiencies, partially offset by increased overhead costs including compensation costs.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $2.4 million, or 16.6%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $0.2 million. Contract-Manufactured Products gross profit margin increased by 0.3 margin points for the three months ended March 31, 2020, as compared to the same period in 2019, due to a favorable mix of products sold and production efficiencies, partially offset by increased overhead costs including compensation costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2020	2019
Proprietary Products	$10.7	$9.8
Contract-Manufactured Products	—	—
Consolidated R&D costs	$10.7	$9.8

Consolidated R&D costs increased by $0.9 million, or 9.2%, for the three months ended March 31, 2020, as compared to the same period in 2019. Efforts remain focused on the continued investment in self-injection systems development, fluid transfer admixture devices, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three months ended March 31, 2020 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2020	2019
Proprietary Products	$49.9	$48.8
Contract-Manufactured Products	4.0	4.0
Corporate	17.9	15.8
Consolidated SG&A costs	$71.8	$68.6
SG&A as a % of net sales	14.6%	15.5%

Consolidated SG&A costs increased by $3.2 million, or 4.7%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $0.8 million.

Proprietary Products – Proprietary Products SG&A costs increased by $1.1 million, or 2.3%, for the three months ended March 31, 2020, as compared to the same period in 2019. Proprietary Products SG&A costs increased primarily due to an unfavorable foreign currency translation impact of $0.8 million and an increase in compensation costs, partially offset by a reduction in incremental costs incurred in 2019 associated with our voluntary recall.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs remained constant for the three months ended March 31, 2020, as compared to the same period in 2019.

Corporate – Corporate SG&A costs increased by $2.1 million, or 13.3%, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in professional fees.

Other Income

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2020	2019
Proprietary Products	$(3.7)	$(3.3)
Contract-Manufactured Products	0.1	—
Corporate and unallocated items	0.1	1.0
Consolidated other income	$(3.5)	$(2.3)

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other income changed by $1.2 million for the three months ended March 31, 2020, as compared to the same period in 2019. Corporate and unallocated items decreased by $0.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. During the three months ended March 31, 2019, we recorded $0.6 million in restructuring and related charges. Please refer to Note 15, Other Income, for further discussion of these items.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2020	2019
Proprietary Products	$93.2	$77.0
Contract-Manufactured Products	12.8	10.5
Corporate	(18.0)	(16.2)
Adjusted consolidated operating profit	$88.0	$71.3
Adjusted consolidated operating profit margin	17.9%	16.1%
Unallocated items	—	(0.6)
Consolidated operating profit	$88.0	$70.7
Consolidated operating profit margin	17.9%	15.9%

Consolidated operating profit increased by $17.3 million, or 24.5%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $2.6 million for the three months ended March 31, 2020.

Proprietary Products – Proprietary Products operating profit increased by $16.2 million, or 21.0%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $2.4 million, due to the factors described above.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $2.3 million, or 21.9%, for the three months ended March 31, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $0.2 million, due to the factors described above.

Corporate – Corporate costs increased by $1.8 million, or 11.1%, for the three months ended March 31, 2020, as compared to the same period in 2019, due to the factors described above.

Unallocated items – Please refer to the Other Income section for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2020	2019
Interest expense	$2.4	$2.5
Capitalized interest	(0.4)	(0.2)
Interest income	(0.8)	(0.9)
Interest expense, net	$1.2	$1.4

Other Nonoperating Expense (Income)

Other nonoperating expense (income) changed by $0.9 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a $1.4 million pension settlement charge, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year, partially offset by a decrease in U.S. pension interest cost.

Income Tax Expense

The provision for income taxes was $15.0 million and $16.1 million for the three months ended March 31, 2020 and 2019, respectively, and the effective tax rate was 17.4% and 23.1%, respectively. The decrease in the effective tax rate is primarily due to an increase in stock-based compensation deductions for the three months ended March 31, 2020 as compared to the same period in 2019.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo, which increased to 49% during the fourth quarter of 2019, and our 49% ownership interest in five companies majority-owned by a long-time partner located in Mexico. Please refer to Note 7, Affiliated Companies, for further discussion. Equity in net income of affiliated companies increased by $1.2 million for the three months ended March 31, 2020, as compared to the same period in 2019, due to favorable operating results at Daikyo, partially offset by amortization expense related to our increase in ownership interest in Daikyo of $1.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2020	2019
Net cash provided by operating activities	$57.1	$47.6
Net cash used in investing activities	$(31.9)	$(28.7)
Net cash used in financing activities	$(120.3)	$(90.5)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $9.5 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to improved operating results, partially offset by changes in working capital.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $3.2 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in capital expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $29.8 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to increases in purchases under our share repurchases programs, partially offset by an increase in proceeds from stock-based compensation award exercises.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$335.3	$439.1
Accounts receivable, net	$333.0	$319.3
Inventories	$251.0	$235.7
Accounts payable	$157.9	$156.8
Debt	$256.7	$257.3
Equity	$1,490.2	$1,573.2
Working capital	$633.1	$717.1

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2020 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2020 included $90.3 million of cash held by subsidiaries within the U.S., and $245.0 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2020, we purchased 761,500 shares of our common stock under our calendar-year 2020 share repurchase program at a cost of $115.5 million, or an average price of $151.65 per share.

Working capital – Working capital at March 31, 2020 decreased by $84.0 million, or 11.7%, as compared to December 31, 2019, including a decrease of $32.9 million due to foreign currency translation. Excluding the impact of currency exchange rates, accounts receivable, inventories and total current liabilities increased by $19.8 million, $20.7 million and $8.3 million, respectively, while cash and cash equivalents decreased by $95.1 million. The increase in accounts receivable was due to increased sales activity and longer customer payment terms. The increase in inventories was in response to meeting our planned 2020 production levels. The increase in total current liabilities was primarily due to an increase in income taxes payable, partially offset by a decrease in accrued salaries, wages and benefits.

Debt and credit facilities – The $0.6 million decrease in total debt at March 31, 2020, as compared to December 31, 2019, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At March 31, 2020, we had no outstanding borrowings under the Credit Facility. At March 31, 2020, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.5 million, was $297.5 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2020, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2019 Annual Report. During the three months ended March 31, 2020, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2020, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2019 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2019 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended March 31, 2020, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:
•sales demand and our ability to meet that demand;
•competition from other providers in our businesses, including customers’ in-house operations, and from lower-cost producers in emerging markets, which can impact unit volume, price and profitability;
•customers’ changing inventory requirements and manufacturing plans that alter existing orders or ordering patterns for the products we supply to them;

•interruptions or weaknesses in our supply chain, including from reasons beyond our control such as extreme weather, longer-term climate changes, natural disasters, pandemic, war, accidental damage, or unauthorized access to our or our customers’ information and systems, which could cause delivery delays or restrict the availability of raw materials, key purchased components and finished products;
•the timing, regulatory approval and commercial success of customer products that incorporate our products and systems;
•whether customers agree to incorporate our products and delivery systems with their new and existing drug products, the ultimate timing and successful commercialization of those products and systems, which involves substantial evaluations of the functional, operational, clinical and economic viability of our products, and the rate, timing and success of regulatory approval for the drug products that incorporate our components and systems;
•the timely and adequate availability of filling capacity, which is essential to conducting definitive stability trials and the timing of first commercialization of customers’ products in Crystal Zenith prefilled syringes;
•average profitability, or mix, of the products sold in any reporting period, including lower-than-expected sales growth of our high-value proprietary product offerings;
•maintaining or improving production efficiencies and overhead absorption;
•dependence on third-party suppliers and partners, some of which are single-source suppliers of critical materials and products, including our Japanese partner and affiliate, Daikyo;
•the loss of key personnel or highly-skilled employees;
•the availability and cost of skilled employees required to meet increased production, managerial, research and other needs, including professional employees and persons employed under collective bargaining agreements;
•the successful and timely implementation of price increases necessary to offset rising production costs, including raw material prices, particularly petroleum-based raw materials;
•the cost and progress of development, regulatory approval and marketing of new products;
•our ability to obtain and maintain licenses in any jurisdiction in which we do business;
•the relative strength of USD in relation to other currencies, particularly the Euro, SGD, the Danish Krone, Yen, Colombian Peso, Brazilian Real, and the South Korean Won; and
•the potential adverse effects of global healthcare legislation on customer demand, product pricing and profitability.

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2019 Annual Report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2019 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2020, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are providing the disclosure below and supplementing the risk factors described in Part I, Item 1A of our 2019 Annual Report with the following risk factor. The additional risk factor identified should be read in conjunction with the risk factors described in the 2019 Annual Report and the information under the “Forward Looking Statements” in the 2019 Annual Report.

Our results of operations and financial condition may be adversely affected by the novel coronavirus (COVID-19) pandemic and other public health epidemics.

Our results of operations and financial condition may be adversely affected if the progression of the COVID-19 pandemic interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners, to carry out and deliver on business obligations.

COVID-19 may have an adverse effect on our operations, supply chains and distribution systems. Known potential impacts are illness in our workforce as well as a reduction in access to raw materials for production and access to transportation of product. There could be other unknown and unforeseeable impacts. These impacts may also increase our expenses, including costs associated with preventive and precautionary measures that we, companies with which we conduct business and governments are taking. Government measures include actions that restrict or prohibit travel, which in turn may impact our operations by limiting our employees’ ability to come to work, or the employees of companies upon which our supply chain depends. The impacts of the pandemic and the aforesaid measures taken by other companies and governments may cause us to experience significant and unpredictable reductions or increases in demand for certain of our products. This is especially possible in the event customers re-prioritize their needs due to the changing environment.

Despite our efforts to manage these COVID-19 related risks, their ultimate impact on the Company will be determined by factors beyond our knowledge or control, including the duration of COVID-19 and further actions taken to control its spread and mitigate its public health effects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2020 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – 31, 2020	315,069	$156.27	315,069	532,931
February 1 – 29, 2020	72,552	156.24	72,552	460,379
March 1 – 31, 2020	373,879	146.87	373,879	86,500
Total	761,500	$151.65	761,500	86,500

(1)In December 2019, we announced a share repurchase program for calendar-year 2020 authorizing the repurchase of up to 848,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended March 31, 2020, we purchased 761,500 shares of our common stock under the program at a cost of $115.5 million, or an average price of $151.65 per share.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Bernard J. Birkett
Bernard J. Birkett
Senior Vice President and Chief Financial Officer

April 24, 2020

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.
F-1