Form 10-Q
period 2020-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2020-10-23
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐ No ☑
As of October 19, 2020, there were 73,927,188 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$548.0	$456.1	$1,566.7	$1,369.3
Cost of goods and services sold	353.4	308.3	1,010.0	916.8
Gross profit	194.6	147.8	556.7	452.5
Research and development	12.5	9.3	34.0	28.7
Selling, general and administrative expenses	76.2	64.8	225.7	203.7
Other expense (income) (Note 15)	6.7	6.4	6.2	1.6
Operating profit	99.2	67.3	290.8	218.5
Interest expense	2.1	2.1	6.1	6.4
Interest income	(0.2)	(1.0)	(1.2)	(2.5)
Other nonoperating (income) expense	(0.4)	1.3	(0.3)	0.2
Income before income taxes	97.7	64.9	286.2	214.4
Income tax expense	21.1	10.9	52.1	42.5
Equity in net income of affiliated companies	(5.7)	(2.3)	(13.7)	(5.9)
Net income	$82.3	$56.3	$247.8	$177.8

Net income per share:
Basic	$1.11	$0.76	$3.35	$2.40
Diluted	$1.09	$0.75	$3.28	$2.36

Weighted average shares outstanding:
Basic	73.9	74.0	73.9	73.9
Diluted	75.8	75.5	75.6	75.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$82.3	$56.3	$247.8	$177.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29.4	(23.8)	(4.9)	(20.1)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.1, $0.7, $1.2, and $0.7, respectively	(0.2)	2.4	(4.0)	2.2
Net (loss) gain on derivatives, net of tax of $0.2, $1.5, $0.4 and $0.7, respectively	(0.9)	3.2	(1.0)	1.7
Other comprehensive income (loss), net of tax	28.3	(18.2)	(9.9)	(16.2)
Comprehensive income	$110.6	$38.1	$237.9	$161.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$519.4	$439.1
Accounts receivable, net	373.0	319.3
Inventories	294.9	235.7
Other current assets	51.0	64.6
Total current assets	1,238.3	1,058.7
Property, plant and equipment	1,939.1	1,820.1
Less: accumulated depreciation and amortization	1,055.7	980.8
Property, plant and equipment, net	883.4	839.3
Operating lease right-of-use assets	67.5	70.1
Investments in affiliated companies	209.6	192.7
Goodwill	109.3	107.8
Intangible assets, net	30.6	29.8
Deferred income taxes	22.3	14.0
Pension and other postretirement benefits	—	4.3
Other noncurrent assets	21.8	24.7
Total Assets	$2,582.8	$2,341.4

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.3	$2.3
Accounts payable	180.3	156.8
Pension and other postretirement benefits	2.2	2.2
Accrued salaries, wages and benefits	96.1	73.0
Income taxes payable	30.2	6.4
Operating lease liabilities	9.9	9.6
Other current liabilities	126.7	91.3
Total current liabilities	447.7	341.6
Long-term debt	253.4	255.0
Deferred income taxes	4.5	15.5
Pension and other postretirement benefits	51.6	52.5
Operating lease liabilities	59.9	62.4
Other long-term liabilities	46.8	41.2
Total Liabilities	863.9	768.2

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million and 100.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.9 million and 74.1 million	18.8	18.8
Capital in excess of par value	268.2	272.7
Retained earnings	1,773.4	1,549.4
Accumulated other comprehensive loss	(159.5)	(149.6)
Treasury stock, at cost (1.4 million and 1.2 million shares)	(182.0)	(118.1)
Total Equity	1,718.9	1,573.2
Total Liabilities and Equity	$2,582.8	$2,341.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$247.8	$177.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77.3	74.6
Amortization	3.3	2.5
Stock-based compensation	27.6	18.8
Non-cash restructuring charges	—	1.6
Pension settlement charge	3.4	2.7
Contingent consideration payments in excess of acquisition-date liability	(0.7)	(0.3)
Other non-cash items, net	(9.5)	(0.6)
Changes in assets and liabilities	(25.4)	(16.3)
Net cash provided by operating activities	323.8	260.8

Cash flows from investing activities:
Capital expenditures	(116.7)	(88.8)
Acquisition of business	—	(18.9)
Purchase of intangibles	(3.8)	—
Other, net	(1.4)	0.3
Net cash used in investing activities	(121.9)	(107.4)

Cash flows from financing activities:
Borrowings under revolving credit agreements	—	28.0
Repayments under revolving credit agreements	—	(28.0)
Repayments of long-term debt	(1.7)	—
Debt issuance costs	—	(0.9)
Dividend payments	(35.5)	(33.3)
Proceeds from stock-based compensation awards	19.7	25.5
Employee stock purchase plan contributions	4.6	4.0
Shares purchased under share repurchase programs	(115.5)	(83.1)
Net cash used in financing activities	(128.4)	(87.8)
Effect of exchange rates on cash	6.8	(7.0)
Net increase (decrease) in cash and cash equivalents	80.3	58.6

Cash, including cash equivalents at beginning of period	439.1	337.4
Cash, including cash equivalents at end of period	$519.4	$396.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2020, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West,” the “Company,” “we,” “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

West has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. Our production facilities continued to operate during the year as they had prior to the COVID-19 pandemic, other than for enhanced safety measures intended to prevent the spread of the virus and higher levels of production at certain plant locations to meet additional customer demand. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operations have generally been exempted from stay-at-home orders.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Biologics	32%	26%	29%	25%
Generics	18%	20%	19%	20%
Pharma	27%	30%	28%	31%
Contract-Manufactured Products	23%	24%	24%	24%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
High-Value Components	47%	42%	45%	43%
Standard Packaging	25%	28%	26%	29%
Delivery Devices	5%	6%	5%	4%
Contract-Manufactured Products	23%	24%	24%	24%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	49%	48%	49%	48%
Europe, Middle East, Africa	42%	44%	43%	44%
Asia Pacific	9%	8%	8%	8%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2019	$9.8
Contract assets, September 30, 2020	16.2
Change in contract assets - increase (decrease)	$6.4

Deferred income, December 31, 2019	$(34.9)
Deferred income, September 30, 2020	(56.7)
Change in deferred income - decrease (increase)	$(21.8)

The Company has entered into new capacity reservation agreements, receiving cash up-front to be able to meet customer demand, which caused an increase in the Contract Liability account balance. The Company expects revenue related to the capacity reservation agreements to be recognized over the next 1 to 2 years.

During the nine months ended September 30, 2020, $23.0 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of September 30, 2020, there was $5.0 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $4.1 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Supply Chain Financing

We have entered into supply chain financing agreements with certain banks, pursuant to which we offer for sale certain accounts receivable to such banks from time to time, subject to the terms of the applicable agreements. These transactions result in a reduction in accounts receivable, as the agreements transfer effective control over, and credit risk related to, the receivables to the banks. These agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. As of September 30, 2020 and 2019, we derecognized accounts receivable of $8.9 million and $7.9 million, respectively, under these agreements. Discount fees related to the sale of such accounts receivable on our condensed consolidated income statements for the nine months ended September 30, 2020 and 2019 were not material.

Voluntary Recall

On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. Our fourth quarter 2018 results included an $11.3 million provision for product returns, recorded as a reduction of sales, partially offset by a reduction in cost of goods sold, reflecting our inventory balance for these devices at December 31, 2018. During three and nine months ended September 30, 2019, we recorded a provision of $0.9 million and $4.9 million, respectively, for inventory returns from our customers and related in-house inventory, partially offset by a reduction in our provision for product returns. We continue to work to get the product back on the market, and on October 21, 2020 we received market clearance from the Food and Drug Administration ("FDA") for our Vial2BagAdvanced™ 20mm Admixture Device.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$82.3	$56.3	$247.8	$177.8
Weighted average common shares outstanding	73.9	74.0	73.9	73.9
Dilutive effect of equity awards, based on the treasury stock method	1.9	1.5	1.7	1.4
Weighted average shares assuming dilution	75.8	75.5	75.6	75.3

During the three months ended September 30, 2020 and 2019, there were 0.0 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.2 million and 0.3 million antidilutive shares outstanding during the nine months ended September 30, 2020 and 2019, respectively.

In December 2019, we announced a share repurchase program for calendar-year 2020 authorizing the repurchase of up to 848,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under the Securities Exchange Act of 1934 Rule 10b-18. The number of shares repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. There were no shares purchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we purchased 761,500 shares of our common stock under the program at a cost of $115.5 million, or an average price of $151.65 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2020	December 31, 2019
Raw materials	$125.4	$100.9
Work in process	55.8	37.4
Finished goods	113.7	97.4
	$294.9	$235.7

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Operating lease cost	$3.1	$3.4	$9.3	$9.7
Short-term lease cost	0.3	0.1	0.6	0.5
Variable lease cost	1.2	0.8	2.8	2.3
Total lease cost	$4.6	$4.3	$12.7	$12.5

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$3.2	$9.6	$9.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.3	$0.3	$4.6	$8.4

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 11.2 years and 11.7 years, respectively.

As of September 30, 2020 and December 31, 2019, the weighted average discount rate was 3.74% and 3.76%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	September 30,	December 31,
Year	2020	2019
2020 (remaining three months)	$3.4	$12.1
2021	11.8	10.4
2022	9.7	8.6
2023	8.7	7.8
2024	8.2	7.3
Thereafter	42.6	41.8
	84.4	88.0
Less: imputed lease interest	(14.6)	(16.0)
Total lease liabilities	$69.8	$72.0

Note 7:  Affiliated Companies

At September 30, 2020 and December 31, 2019, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $194.2 million and $179.3 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $15.4 million and $13.4 million at September 30, 2020 and December 31, 2019, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

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

Our purchases from, and royalty payments made to, affiliates totaled $36.6 million and $97.0 million, respectively, for the three and nine months ended September 30, 2020, as compared to $33.0 million and $85.2 million, respectively, for the same period in 2019. As of September 30, 2020 and December 31, 2019, the payable balance due to affiliates was $28.5 million and $20.8 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.7 million and $7.7 million, respectively, for the three and nine months ended September 30, 2020, as compared to $2.2 million and $6.9 million, respectively, for the same periods in 2019. As of September 30, 2020 and December 31, 2019, the receivable balance due from affiliates was $1.7 million and $1.9 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2019 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2020.

($ in millions)	September 30, 2020	December 31, 2019
Term Loan, due December 31, 2024 (1.10%)	$88.4	$90.0
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	256.4	258.0
Less: unamortized debt issuance costs	0.7	0.7
Total debt	255.7	257.3
Less: current portion of long-term debt	2.3	2.3
Long-term debt, net	$253.4	$255.0

Please refer to Note 8, Debt, to the consolidated financial statements in our 2019 Annual Report for additional details regarding our debt agreements.

Credit Agreement - Credit Facility

At September 30, 2020, the borrowing capacity available under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.5 million, was $297.5 million.

Credit Agreement Amendment - Term Loan

At September 30, 2020, we had $88.4 million in borrowings under the Term Loan, of which $2.3 million was classified as current and $86.1 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both September 30, 2020 and December 31, 2019, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2020, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	74.7	—	64.8
Yen	9,876.6	55.9	32.5
SGD	57.9	33.3	7.2

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

From November 2017 through September 2020, we purchased several series of call options for a total of 439,732 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of September 30, 2020, we had outstanding contracts to purchase 137,035 barrels of crude oil from October 2020 to March 2022, at a weighted-average strike price of $60.47 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2020 and December 31, 2019.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Loss (Gain) Recognized in Income for the		Amount of Loss (Gain) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2020	2019	2020	2019
Fair Value Hedges:
Hedged item (intercompany loan)	$9.3	$(8.4)	$25.1	$(14.1)	Other expense (income)
Derivative designated as hedging instrument	$(9.3)	$8.4	$(25.1)	$14.1	Other expense (income)
Amount excluded from effectiveness testing	$(1.9)	$4.3	$(5.9)	$(5.0)	Other expense (income)
Total	$(1.9)	$4.3	$(5.9)	$(5.0)

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2020 and 2019 were $1.3 million, $5.0 million, and $2.2 million, $6.4 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of (Loss) Gain Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Fair Value Hedges
Foreign currency hedge contracts	$(0.1)	$(0.6)	$(0.7)	$2.9	Other expense (income)
Total	$(0.1)	$(0.6)	$(0.7)	$2.9
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.5)	$0.7	$0.2	$(0.3)	Net sales
Foreign currency hedge contracts	—	0.6	0.1	(0.2)	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(0.5)	$1.3	$0.4	$(0.4)
Net Investment Hedges:
Foreign currency-denominated debt	$—	$0.7	$—	$—	Other expense (income)
Cross-currency swap	(3.0)	—	—	—	Other expense (income)
Total	$(3.0)	$0.7	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Fair Value Hedges
Foreign currency hedge contracts	$2.8	$3.9	$(3.3)	$(3.3)	Other expense (income)
Total	$2.8	$3.9	$(3.3)	$(3.3)
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$1.0	$(0.3)	$(0.7)	Net sales
Foreign currency hedge contracts	(0.3)	1.1	(0.1)	(0.5)	Cost of goods and services sold
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(0.3)	$2.1	$(0.2)	$(1.0)
Net Investment Hedges:
Foreign currency-denominated debt	$—	$0.5	$—	$—	Other (income)
Cross-currency swap	(2.0)	—	—	—	Other (income)
Total	$(2.0)	$0.5	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net sales	$0.2	$(0.3)	$(0.3)	$(0.7)
Cost of goods and services sold	0.1	(0.2)	(0.1)	(0.5)
Interest expense	0.1	0.1	0.2	0.2
Other expense (income)	(0.7)	2.9	(3.3)	(3.3)

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Loss Recognized in Income for the		Amount of Loss Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2020	2019	2020	2019
Commodity call options	$0.1	$0.1	$0.3	$0.3	Cost of goods and services sold
Total	$0.1	$0.1	$0.3	$0.3

For the three and nine months ended September 30, 2020 and 2019, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2020	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.2	$11.2	$—	$—
Foreign currency contracts	1.1	—	1.1	—
Commodity call options	0.1	—	0.1	—
	$12.4	$11.2	$1.2	$—
Liabilities:
Contingent consideration	$3.5	$—	$—	$3.5
Deferred compensation liabilities	12.8	12.8	—	—
Cross-currency swap	4.0	—	4.0	—
Foreign currency contracts	13.7	—	13.7	—
	$34.0	$12.8	$17.7	$3.5

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.3	$11.3	$—	$—
Foreign currency contracts	7.7	—	7.7	—
Commodity call options	0.1	—	0.1	—
	$19.1	$11.3	$7.8	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	12.8	12.8	—	—
Cross-currency swap	1.4	—	1.4	—
Foreign currency contracts	0.3	—	0.3	—
	$17.8	$12.8	$1.7	$3.3

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

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to the SmartDose technology platform (the “SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the SmartDose contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Sales projections were derived using upside, base and downside forecasted cases for each partnership and applying probability-weighted scenarios of 10%, 50% and 40% to the three cases, respectively, to reflect the likelihood of West meeting the estimated sales projection targets. The probability of success factors included the probabilities of successful FDA approval for each partnership drug, which was estimated in a range of 19% to 100% based on the development phase of each respective drug, and the probability of the successful execution of supply agreements with each partnership, which was estimated in the range of 25% to 100% based on historical, current, and future supply agreements with the respective partnerships. The fair value of this liability utilized a risk-adjusted discount rate of 19% to present value the cash flows. The discount rate is calculated by determining the after-tax required returns on debt and equity and weighting each return by the respective percent of debt and equity to total capital. Key inputs for the discount rate include the risk-free rate on the 20-Year United States Treasury maturity, equity risk premium, company-specific risk premium, pre-tax cost of debt, and U.S. tax rate, among others. As development and commercialization of the SmartDose technology platform progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in a material increase or decrease to the SmartDose contingent consideration.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2018	$1.7
Increase in fair value recorded in earnings	2.1
Payments	(0.5)
Balance, December 31, 2019	3.3
Increase in fair value recorded in earnings	0.9
Payments	(0.7)
Balance, September 30, 2020	$3.5

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2020, the estimated fair value of long-term debt was $266.4 million compared to a carrying amount of $253.4 million. At December 31, 2019, the estimated fair value of long-term debt was $263.3 million and the carrying amount was $255.0 million.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2020:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2019	$(0.8)	$0.4	$(40.3)	$(108.9)	$(149.6)
Other comprehensive income (loss) before reclassifications	2.5	—	(6.2)	(4.9)	(8.6)
Amounts reclassified out from accumulated other comprehensive income (loss)	(3.5)	—	2.2	—	(1.3)
Other comprehensive income (loss), net of tax	(1.0)	—	(4.0)	(4.9)	(9.9)
Balance, September 30, 2020	$(1.8)	$0.4	$(44.3)	$(113.8)	$(159.5)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2020	2019	2020	2019
Gains (losses) on derivatives:
Foreign currency contracts	$(0.3)	$0.3	$0.3	$0.8	Net sales
Foreign currency contracts	(0.1)	0.3	0.3	0.8	Cost of goods and services sold
Foreign currency contracts	1.1	(4.3)	5.1	5.0	Other expense (income)
Forward treasury locks	(0.1)	(0.1)	(0.3)	(0.3)	Interest expense
Total before tax	0.6	(3.8)	5.4	6.3
Tax benefit (expense)	(0.3)	1.3	(1.9)	(2.0)
Net of tax	$0.3	$(2.5)	$3.5	$4.3
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.1	$0.1	$0.4	$0.4	(a)
Actuarial losses	0.2	0.2	—	0.2	(a)
Settlements	(1.1)	(2.7)	(3.4)	(2.7)	(a)
Total before tax	(0.8)	(2.4)	(3.0)	(2.1)
Tax benefit (expense)	0.3	0.6	0.8	0.5
Net of tax	$(0.5)	$(1.8)	$(2.2)	$(1.6)
Total reclassifications for the period, net of tax	$(0.2)	$(4.3)	$1.3	$2.7

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2020:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2019	75.3	$18.8	$272.7	1.2	$(118.1)	$1,549.4	$(149.6)	$1,573.2
Effect of modified retrospective application of a new accounting standard (see Note 2)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	74.3	—	74.3
Activity related to stock-based compensation	—	—	(5.1)	(0.3)	17.9	—	—	12.8
Shares purchased under share repurchase program	—	—	—	0.8	(115.5)	—	—	(115.5)
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.8)	—	(11.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42.7)	(42.7)
Balance, March 31, 2020	75.3	$18.8	$267.6	1.7	$(215.7)	$1,611.8	$(192.3)	$1,490.2
Net income	—	—	—	—	—	91.2	—	91.2
Activity related to stock-based compensation	—	—	(4.5)	(0.2)	24.9	—	—	20.4
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	4.5
Balance, June 30, 2020	75.3	$18.8	$263.1	1.5	$(190.8)	$1,703.0	$(187.8)	$1,606.3
Net income	—	—	—	—	—	82.3	—	82.3
Activity related to stock-based compensation	—	—	5.1	(0.1)	8.8	—	—	13.9
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.9)	—	(11.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	28.3	28.3
Balance, September 30, 2020	75.3	$18.8	$268.2	1.4	$(182.0)	$1,773.4	$(159.5)	$1,718.9

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2019:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2018	75.3	$18.8	$282.0	1.2	$(103.7)	$1,353.4	$(154.2)	$1,396.3
Net income	—	—	—	—	—	55.4	—	55.4
Activity related to stock-based compensation	—	—	(3.5)	(0.2)	14.2	—	—	10.7
Shares purchased under share repurchase program	—	—	—	0.8	(83.1)	—	—	(83.1)
Dividends declared ($0.15 per share)	—	—	—	—	—	(10.6)	—	(10.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	0.8
Balance, March 31, 2019	75.3	$18.8	$278.5	1.8	$(172.6)	$1,398.2	$(153.4)	$1,369.5
Net income	—	—	—	—	—	66.1	—	66.1
Activity related to stock-based compensation	—	—	(5.1)	(0.2)	24.8	—	—	19.7
Dividends declared ($0.15 per share)	—	—	—	—	—	(11.4)	—	(11.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	1.2	1.2
Balance, June 30, 2019	75.3	$18.8	$273.4	1.6	$(147.8)	$1,452.9	$(152.2)	$1,445.1
Net income	—	—	—	—	—	56.3	—	56.3
Activity related to stock-based compensation	—	—	(4.9)	(0.3)	21.2	—	—	16.3
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.9)	—	(11.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18.2)	(18.2)
Balance, September 30, 2019	75.3	$18.8	$268.5	1.3	$(126.6)	$1,497.3	$(170.4)	$1,487.6

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2020, there were 2,756,301 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2020, we granted 230,580 stock options at a weighted average exercise price of $175.22 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $39.58 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.3%; expected life of 5.7 years based on prior experience; stock volatility of 22.3% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2020, we granted 52,187 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $175.18 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the nine months ended September 30, 2020, we granted 8,072 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $194.21 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $10.0 million and $27.6 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, stock-based compensation expense was $5.4 million and $18.8 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.4	$0.4	$—	$—	$0.4	$0.4
Interest cost	1.7	1.9	—	0.1	1.7	2.0
Expected return on assets	(2.8)	(3.1)	—	—	(2.8)	(3.1)
Amortization of prior service credit	0.1	0.1	(0.2)	(0.2)	(0.1)	(0.1)
Recognized actuarial losses (gains)	0.4	0.5	(0.6)	(0.7)	(0.2)	(0.2)
Settlements	1.1	2.7	—	—	1.1	2.7
Net periodic benefit cost	$0.9	$2.5	$(0.8)	$(0.8)	$0.1	$1.7

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
U.S. plans	$0.5	$2.0	$(0.8)	$(0.8)	$(0.3)	$1.2
International plans	0.4	0.5	—	—	0.4	0.5
Net periodic benefit cost	$0.9	$2.5	$(0.8)	$(0.8)	$0.1	$1.7

The components of net periodic benefit cost for the nine months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
Service cost	$1.0	$1.1	$—	$—	$1.0	$1.1
Interest cost	5.5	6.8	0.1	0.2	5.6	7.0
Expected return on assets	(8.8)	(8.9)	—	—	(8.8)	(8.9)
Amortization of prior service credit	0.1	0.1	(0.5)	(0.5)	(0.4)	(0.4)
Recognized actuarial losses (gains)	1.4	1.6	(1.4)	(1.8)	—	(0.2)
Settlements	3.4	2.7	—	—	3.4	2.7
Net periodic benefit cost	$2.6	$3.4	$(1.8)	$(2.1)	$0.8	$1.3

	Pension benefits		Other retirement benefits		Total
($ in millions)	2020	2019	2020	2019	2020	2019
U.S. plans	$1.5	$1.9	$(1.8)	$(2.1)	$(0.3)	$(0.2)
International plans	1.1	1.5	—	—	1.1	1.5
Net periodic benefit cost	$2.6	$3.4	$(1.8)	$(2.1)	$0.8	$1.3

During the three and nine months ended September 30, 2020, we recorded a $1.1 million and $3.4 million pension settlement charge, respectively, within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified and non-qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Restructuring and related charges:
Severance and post-employment benefits	$4.5	$0.6	$4.5	$2.2
Asset-related charges	—	0.1	—	0.1
Other charges	—	1.1	—	1.5
Total restructuring and related charges	4.5	1.8	4.5	3.8
Argentina currency devaluation	—	1.0	—	1.0
Fixed asset impairments	0.9	0.8	7.2	2.3
Development and licensing income	(0.2)	(0.2)	(0.6)	(0.6)
Contingent consideration	0.8	0.1	0.9	0.4
Foreign exchange transaction losses (gains)	1.0	5.1	(4.5)	(3.5)
Other items	(0.3)	(2.2)	(1.3)	(1.8)
Total other expense (income)	$6.7	$6.4	$6.2	$1.6

Restructuring and Related Charges

In July 2020, our Board of Directors approved a restructuring plan designed to optimize certain organizational structures within the Company to better support our continued growth and business priorities. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan is expected to require restructuring and related charges of approximately $15 million to $17 million. Since its approval, we recorded a net pre-tax amount equal to $4.5 million in restructuring related charges associated with this plan. All charges recorded to date are severance related and recorded within other expense (income) in the condensed consolidated statements of income.

The following table presents activity related to our restructuring obligations related to our 2020 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2019	$—	$—
Charges	4.5	4.5
Cash payments	—	—
Balance, September 30, 2020	$4.5	$4.5

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

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2019	$1.4	$1.4
Cash payments	(1.2)	(1.2)
Balance, September 30, 2020	$0.2	$0.2

On February 15, 2016, our Board of Directors approved a restructuring plan designed to repurpose several of our production facilities in support of growing high-value proprietary products and to realign operational and commercial activities to meet the needs of our new market-focused commercial organization. Our remaining restructuring obligations related to the 2016 restructuring plan are complete.

Other Items

During both the three and nine months ended September 30, 2020 and 2019, we recorded development income of $0.2 million and $0.6 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

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

The provision for income taxes was $21.1 million and $10.9 million for the three months ended September 30, 2020 and 2019, respectively, and the effective tax rate was 21.6% and 16.8%, respectively. The provision for income taxes was $52.1 million and $42.5 million for the nine months ended September 30, 2020 and 2019, respectively, and the effective tax rate was 18.2% and 19.8%, respectively.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net sales:
Proprietary Products	$421.5	$345.2	$1,194.5	$1,045.9
Contract-Manufactured Products	126.6	111.1	372.5	323.6
Intersegment sales elimination	(0.1)	(0.2)	(0.3)	(0.2)
Consolidated net sales	$548.0	$456.1	$1,566.7	$1,369.3
Operating profit (loss):
Proprietary Products	$107.5	$72.9	$312.9	$238.7
Contract-Manufactured Products	18.8	11.6	52.1	33.5
Corporate	(22.4)	(14.4)	(67.1)	(48.9)
Other unallocated items	(4.7)	(2.8)	(7.1)	(4.8)
Total operating profit	$99.2	$67.3	$290.8	$218.5
Interest expense	2.1	2.1	6.1	6.4
Interest income	(0.2)	(1.0)	(1.2)	(2.5)
Other nonoperating (income) expense	(0.4)	1.3	(0.3)	0.2
Income before income taxes	$97.7	$64.9	$286.2	$214.4

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Other unallocated items during the three months ended September 30, 2020 consisted of $4.5 million in restructuring and related charges and $0.2 million of amortization expense associated with an acquisition of an intangible asset. Other unallocated items during the nine months ended September 30, 2020 consisted of $4.5 million in restructuring and related charges, $2.2 million in severance related costs, and $0.4 million of amortization expense associated with an acquisition of an intangible asset.

Other unallocated items during the three and nine months ended September 30, 2019 consisted of $1.8 million and $3.8 million, respectively, in restructuring and related charges. In addition, during the three and nine months ended September 30, 2019, other unallocated items included a charge of $1.0 million as a result of the continued devaluation of Argentina's currency.

Please refer to Note 15, Other Expense (Income), for further discussion of certain unallocated items referenced above.

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

Impact of COVID-19

West has been actively monitoring the COVID-19 situation and its impact globally. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients around the world. Our production facilities continued to operate during the year as they had prior to the COVID-19 pandemic, other than for enhanced safety measures intended to prevent the spread of the virus and higher levels of production at certain plant locations to meet additional customer demand. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operations have generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of West and its customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

2020 Financial Performance Summary

Consolidated net sales increased by $91.9 million, or 20.1%, for the three months ended September 30, 2020, as compared to the same period in 2019. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2020 increased by $83.2 million, or 18.2%, as compared to the same period in 2019. The increase in net sales was primarily driven by the performance of our Proprietary Products segment, which delivered 20.3% organic growth compared to the same period in 2019. Contributing to this increase in sales were volumes related to COVID-19 antiviral treatments and treatment of underlying COVID-19 symptoms.

Consolidated net sales increased by $197.4 million, or 14.4%, for the nine months ended September 30, 2020, as compared to the same period in 2019. Excluding foreign currency translation effects as well as incremental sales of $1.2 million from our 2019 acquisition of our South Korea distributor, consolidated net sales for the nine months ended September 30, 2020 increased by $206.9 million, or 15.1%, as compared to the same period in 2019. The increase in net sales was primarily driven by the performance of our Proprietary Products segment, which delivered 15.1% organic growth compared to the same period in 2019. Contributing to this increase in sales were volumes related to COVID-19 antiviral treatments and treatment of underlying COVID-19 symptoms.

Net income for the three months ended September 30, 2020 was $82.3 million, or $1.09 per diluted share, as compared to $56.3 million, or $0.75 per diluted share, for the same period in 2019. Net income improvement of $26.0 million was largely driven by the $34.6 million improvement in our operating profit from growth in our Proprietary Products segment. Additionally, our results include a tax benefit of $2.0 million, or $0.02 per diluted share, associated with stock-based compensation compared to a tax benefit of $4.0 million, or $0.05 per diluted share, associated with stock-based compensation for the three months ended September 30, 2019.

Net income for the nine months ended September 30, 2020 was $247.8 million, or $3.28 per diluted share, as compared to $177.8 million, or $2.36 per diluted share, for the same period in 2019. Net income improvement of $70.0 million was largely driven by the $74.2 million improvement in our operating profit from growth in our Proprietary Products segment. Additionally, our results include a tax benefit of $14.0 million, or $0.18 per diluted share, associated with stock-based compensation compared to a tax benefit of $13.2 million, or $0.17 per diluted share, associated with stock-based compensation for the nine months ended September 30, 2019.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percentage Change
($ in millions)	2020	2019	As-Reported	Organic
Proprietary Products	$421.5	$345.2	22.1%	20.3%
Contract-Manufactured Products	126.6	111.1	14.0%	11.7%
Intersegment sales elimination	(0.1)	(0.2)	—	—
Consolidated net sales	$548.0	$456.1	20.1%	18.2%

Consolidated net sales increased by $91.9 million, or 20.1%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $8.7 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2020 increased by $83.2 million, or 18.2%, as compared to the same period in 2019.

Proprietary Products – Proprietary Products net sales increased by $76.3 million, or 22.1%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $6.3 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2020 increased by $70.0 million, or 20.3%, as compared to the same period in 2019, primarily due to growth in our high-value product offerings, including our FluroTec®-coated components, Daikyo® and Novapure® film-components, Westar® components and Envision® components, which included approximately $32 million in COVID-19 related activity for antiviral treatments and treatment of underlying COVID-19 symptoms.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $15.5 million, or 14.0%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $2.4 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2020 increased by $13.0 million, or 11.7%, as compared to the same period in 2019, due to an increase in the sale of healthcare-related injection and diagnostic devices.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Percentage Change
($ in millions)	2020	2019	As-Reported	Organic
Proprietary Products	$1,194.5	$1,045.9	14.2%	15.1%
Contract-Manufactured Products	372.5	323.6	15.1%	15.1%
Intersegment sales elimination	(0.3)	(0.2)	—	—
Consolidated net sales	$1,566.7	$1,369.3	14.4%	15.1%

Consolidated net sales increased by $197.4 million, or 14.4%, for the nine months ended September 30, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $10.7 million. Excluding foreign currency translation effects, as well as incremental sales of $1.2 million from our 2019 acquisition, consolidated net sales for the nine months ended September 30, 2020 increased by $206.9 million, or 15.1%, as compared to the same period in 2019.

Proprietary Products – Proprietary Products net sales increased by $148.6 million, or 14.2%, for the nine months ended September 30, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $10.7 million. Excluding foreign currency translation effects, as well as incremental sales of $1.2 million from our 2019 acquisition of our South Korea distributor, net sales for the nine months ended September 30, 2020 increased by $158.1 million, or 15.1%, as compared to the same period in 2019, primarily due to growth in our high-value product offerings, including our FluroTec-coated components, Westar® components, Daikyo® and Novapure® film-components, Daikyo Crystal Zenith® products and our self-injection delivery platforms, which included approximately $52 million in COVID-19 related activity for antiviral treatments and treatment of underlying COVID-19 symptoms.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $48.9 million, or 15.1%, for the nine months ended September 30, 2020, as compared to the same period in 2019, due to an increase in the sale of healthcare-related injection and diagnostic devices, with no impact from foreign currency translation.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Proprietary Products:
Gross profit	$171.9	$131.8	$492.8	$406.3
Gross profit margin	40.8%	38.2%	41.3%	38.8%
Contract-Manufactured Products:
Gross profit	$22.7	$16.0	$63.9	$46.2
Gross profit margin	17.9%	14.4%	17.2%	14.3%
Consolidated gross profit	$194.6	$147.8	$556.7	$452.5
Consolidated gross profit margin	35.5%	32.4%	35.5%	33.0%

Consolidated gross profit increased by $46.8 million, or 31.7%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $2.5 million for the three months ended September 30, 2020, as compared to the same period in 2019. Consolidated gross profit margin increased by 3.1 margin points for the three months ended September 30, 2020, as compared to the same period in 2019.

Consolidated gross profit margin increased by $104.2 million, or 23.0% for the nine months ended September 30, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $4.2 million for the nine months ended September 30, 2020, as compared to the same period in 2019. Consolidated gross profit margin increased by 2.5 margin points for the nine months ended September 30, 2020, as compared to the same period in 2019.

Proprietary Products - Proprietary Products gross profit increased by $40.1 million, or 30.4%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $2.1 million. Proprietary Products gross profit margin increased by 2.6 margin points for the three months ended September 30, 2020, as compared to the same periods in 2019, due to a favorable mix of products sold, sales price increases and production efficiencies, partially offset by increased overhead costs including compensation costs.

Proprietary Products gross profit increased by $86.5 million, or 21.3%, for the nine months ended September 30, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $4.2 million. Proprietary Products gross profit margin increased by 2.5 margin points for the nine months ended September 30, 2020, as compared to the same period in 2019, due to favorable mix of products sold, sales price increases and production efficiencies, partially offset by increased overhead costs including compensation costs and COVID-19 related expenses.

Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $6.7 million, or 41.9%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $0.4 million. Contract-Manufactured Products gross profit margin increased by 3.5 margin points for the three months ended September 30, 2020, as compared to the same period in 2019, due to a favorable mix of products sold and production efficiencies, partially offset by increased overhead costs including compensation costs.

Contract-Manufactured Products gross profit increased by $17.7 million, or 38.3%, for the nine months ended September 30, 2020, as compared to the same period in 2019, with no impact from foreign currency translation. Contract-Manufactured Products gross profit margin increased by 2.9 margin points for the nine months ended September 30, 2020, as compared to the same period in 2019, due to a favorable mix of products sold and production efficiencies, partially offset by increased overhead costs including compensation costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Proprietary Products	$12.5	$9.3	$34.0	$28.7
Contract-Manufactured Products	—	—	—	—
Consolidated R&D costs	$12.5	$9.3	$34.0	$28.7

Consolidated R&D costs increased by $3.2 million, or 34.4%, and $5.3 million, or 18.5% for the three and nine months ended September 30, 2020, respectively, as compared to the same period in 2019. Efforts remain focused on the continued investment in self-injection systems development, fluid transfer admixture devices, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three and nine months ended September 30, 2020 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Proprietary Products	$50.6	$46.3	$144.7	$142.3
Contract-Manufactured Products	3.7	4.1	11.4	12.5
Corporate	21.9	14.4	69.6	48.9
Consolidated SG&A costs	$76.2	$64.8	$225.7	$203.7
SG&A as a % of net sales	13.9%	14.2%	14.4%	14.9%

Consolidated SG&A costs increased by $11.4 million, or 17.6%, for the three months ended September 30, 2020, respectively, as compared to the same period in 2019, due to an increase in compensation costs and an unfavorable foreign currency translation impact of $0.3 million.

Consolidated SG&A costs increased by $22.0 million, or 10.8%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019, due to an increase in compensation costs, partially offset by incremental cost incurred in 2019 associated with our voluntary recall and a favorable foreign currency translation impact of $1.3 million.

Proprietary Products - Proprietary Products SG&A costs increased by $4.3 million, or 9.3%, for the three months ended September 30, 2020, respectively, as compared to the same period in 2019. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs and an unfavorable foreign currency translation impact of $0.3 million.

Proprietary Products SG&A costs increased by $2.4 million, or 1.7%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs, partially offset by incremental costs incurred in 2019 associated with our voluntary recall and a favorable foreign currency translation impact of $1.3 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs decreased by $0.4 million, or 9.8% for the three months ended September 30, 2020, as compared to the same period in 2019.

Contract-Manufactured Products SG&A costs decreased by $1.1 million, or 8.8% for the nine months ended September 30, 2020, as compared to the same period in 2019.

Corporate - Corporate SG&A costs increased by $7.5 million, or 52.1%, for the three months ended September 30, 2020, respectively, as compared to the same period in 2019, primarily due to an increase in compensation costs.

Corporate SG&A costs increased by $20.7 million, or 42.3%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019, primarily due to an increase in compensation costs.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Proprietary Products	$1.3	$3.3	$1.2	$(3.4)
Contract-Manufactured Products	0.2	0.3	0.4	0.2
Corporate	0.7	—	0.1	—
Unallocated items	4.5	2.8	4.5	4.8
Consolidated other expense (income)	$6.7	$6.4	$6.2	$1.6

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, fixed asset impairments and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense (income) changed by $0.3 million or 4.7% for the three months ended September 30, 2020, as compared to the same period in 2019, due to the factors described below. Consolidated other expense (income) changed by $4.6 million or 287.5% for the nine months ended September 30, 2020, as compared to the same period in 2019, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $2.0 million or 60.6% for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to a reduction in hedge settlement losses partially offset by an increase in the SmartDose contingent consideration charge.

Proprietary Products other expense (income) changed by $4.6 million or 135.3% for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in the fixed asset impairments recorded and an increase in the SmartDose contingent consideration charge.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

Corporate - Corporate other expense (income) changed by $0.7 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

Unallocated items - During the three and nine months ended September 30, 2020, we recorded $4.5 million in restructuring and related charges. During the three and nine months ended September 30, 2019, we recorded $1.8 million and $3.8 million, respectively, in restructuring and related charges and a charge of $1.0 million as a result of the continued devaluation of Argentina's currency.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Proprietary Products	$107.5	$72.9	$312.9	$238.7
Contract-Manufactured Products	18.8	11.6	52.1	33.5
Corporate	(22.4)	(14.4)	(67.1)	(48.9)
Adjusted consolidated operating profit	$103.9	$70.1	$297.9	$223.3
Adjusted consolidated operating profit margin	19.0%	15.4%	19.0%	16.3%
Unallocated items	(4.7)	(2.8)	(7.1)	(4.8)
Consolidated operating profit	$99.2	$67.3	$290.8	$218.5
Consolidated operating profit margin	18.1%	14.8%	18.6%	16.0%

Consolidated operating profit increased by $31.9 million, or 47.4%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $2.1 million for the three months ended September 30, 2020, as compared to the same period in 2019.

Consolidated operating profit increased by $72.3 million, or 33.1%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $3.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019.

Proprietary Products - Proprietary Products operating profit increased by $34.6 million, or 47.5%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $1.7 million, due to the factors described above.

Proprietary Products operating profit increased by $74.2 million, or 31.1%, for the nine months ended September 30, 2020, as compared to the same period in 2019, including an unfavorable foreign currency translation impact of $3.1 million, due to the factors described above.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $7.2 million, or 62.1%, for the three months ended September 30, 2020, as compared to the same period in 2019, including a favorable foreign currency translation impact of $0.4 million, due to the factors described above.

Contract-Manufactured Products operating profit increased by $18.6 million, or 55.5%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019, including a favorable foreign currency translation impact of $0.1 million, due to the factors described above.

Corporate- Corporate costs increased by $8.0 million, or 55.6%, for the three months ended September 30, 2020, as compared to the same period in 2019, due to the factors described above.

Corporate costs increased by $18.2 million, or 37.2%, for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019, due to the factors described above.

Unallocated items –Other unallocated items during the three months ended September 30, 2020 consisted of $4.5 million in restructuring and related charges and $0.2 million of amortization expense associated with an acquisition of an intangible asset. Other unallocated items during the nine months ended September 30, 2020 consisted of $4.5 million in restructuring and related charges, $2.2 million in severance related costs, and $0.4 million of amortization expense associated with an acquisition of an intangible asset.

Other unallocated items during the three and nine months ended September 30, 2019 consisted of $1.8 million and $3.8 million, respectively, in restructuring and related charges. In addition, during the three and nine months ended September 30, 2019, other unallocated items included a charge of $1.0 million as a result of the continued devaluation of Argentina's currency.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest expense	$2.4	$2.2	$7.1	$7.0
Capitalized interest	(0.3)	(0.1)	(1.0)	(0.6)
Interest income	(0.2)	(1.0)	(1.2)	(2.5)
Interest expense, net	$1.9	$1.1	$4.9	$3.9
Interest expense, net, increased by $0.8 million, or 72.7%, for the three months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to a decrease in interest income during the three months ended September 30, 2020.

Interest expense, net, increased by $1.0 million, or 25.6%, for the nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to a decrease in interest income during the nine months ended September 30, 2020.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense changed by $1.7 million or 130.8% for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in pension settlement charges of $1.6 million. In the current year and prior year, we determined that normal-course lump-sum payments for our U.S. qualified and non-qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Other nonoperating (income) expense changed by $0.5 million or 250.0% for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to a reduction in interest costs offset by an increase in pension settlement charges of $0.7 million. In the current and prior year, we determined that normal-course lump-sum payments for our U.S. qualified and non-qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Income Tax Expense
The provision for income taxes was $21.1 million and $10.9 million for the three months ended September 30, 2020 and 2019, respectively, and the effective tax rate was 21.6% and 16.8%, respectively. The increase in the effective tax rate is primarily due to a decrease in stock-based compensation deductions for the three months ended September 30, 2020 as compared to the same period in 2019.

The provision for income taxes was $52.1 million and $42.5 million for the nine months ended September 30, 2020 and 2019, respectively, and the effective tax rate was 18.2% and 19.8%, respectively. The decrease in the effective tax rate is primarily due to an increase in stock-based compensation deductions for the nine months ended September 30, 2020 as compared to the same period in 2019.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies represents the contribution to earnings from our 25% ownership interest in Daikyo, which increased to 49% during the fourth quarter of 2019, and our 49% ownership interest in five companies majority-owned by a long-time partner located in Mexico. Please refer to Note 7, Affiliated Companies, for further discussion. Equity in net income of affiliated companies increased by $3.4 million for the three months ended September 30, 2020, as compared to the same period in 2019, due to favorable operating results at Daikyo and the Mexico affiliates, partially offset by amortization expense related to our increase in ownership interest in Daikyo of $0.5 million.

Equity in net income of affiliated companies increased by $7.8 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due to favorable operating results at Daikyo and the Mexico affiliates, partially offset by amortization expense related to our increase in ownership interest in Daikyo of $2.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2020	2019
Net cash provided by operating activities	$323.8	$260.8
Net cash used in investing activities	$(121.9)	$(107.4)
Net cash used in financing activities	$(128.4)	$(87.8)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $63.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to improved operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $14.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due to an increase in capital expenditures in 2020, partially offset by the business acquisition of our South Korea distributor in 2019.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $40.6 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to increases in purchases under our share repurchase programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$519.4	$439.1
Accounts receivable, net	$373.0	$319.3
Inventories	$294.9	$235.7
Accounts payable	$180.3	$156.8
Debt	$255.7	$257.3
Equity	$1,718.9	$1,573.2
Working capital	$790.6	$717.1

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2020 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2020 included $166.5 million of cash held by subsidiaries within the U.S., and $352.9 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2020, we purchased 761,500 shares of our common stock under our calendar-year 2020 share repurchase program at a cost of $115.5 million, or an average price of $151.65 per share.

Working capital – Working capital at September 30, 2020 increased by $73.5 million, or 10.2%, as compared to December 31, 2019, which includes an unfavorable foreign currency translation impact of $16.4 million. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable, inventories and total current liabilities increased by $73.5 million, $49.3 million, $55.3 million and $100.6 million, respectively. The increase in accounts receivable was due to increased sales activity. The increase in inventories that occurred in the period was to ensure we have sufficient inventory on hand to support the needs of our customers. The increase in total current liabilities was primarily due to an increase in accounts payable, salaries and wages payable, accrued expenses and income taxes payable.

Debt and credit facilities – The $1.6 million decrease in total debt at September 30, 2020, as compared to December 31, 2019, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At September 30, 2020, we had no outstanding borrowings under the Credit Facility. At September 30, 2020, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.5 million, was $297.5 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2020, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2019 Annual Report. During the three months ended September 30, 2020, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2020, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2019 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2019 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted, and those issued but not yet adopted, during the three months ended September 30, 2020, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2019 Annual Report as well as Part II, section 1A of this quarterly report. Except as required by law or regulation, we do not intend to update any forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2020, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, there were no purchases of our common stock made by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.

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
There were no shares purchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we purchased 761,500 shares of our common stock under the program at a cost of $115.5 million, or an average price of $151.65 per share.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Bernard J. Birkett
Bernard J. Birkett
Senior Vice President and Chief Financial Officer

October 23, 2020

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2020.
3.2	Our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.1	Form of stock certificate for common stock is incorporated by reference from our annual report on Form 10-K dated May 6, 1999.
4.2	Article 5, 6, 8(c) and 9 of our Amended and Restated Articles of Incorporation are incorporated by reference from our Form 10-Q report for the quarter ended June 30, 2020.
4.3	Article I and V of our Bylaws, as amended through May 5, 2015, are incorporated by reference from our Form 10-Q report for the quarter ended March 31, 2015.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.10	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2020.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

* Furnished, not filed.
F-1