Form 10-Q
period 2021-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2021-04-30
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☑
As of April 16, 2021, there were 73,823,701 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$670.7	$491.5
Cost of goods and services sold	398.8	324.5
Gross profit	271.9	167.0
Research and development	12.2	10.7
Selling, general and administrative expenses	80.2	71.8
Other expense (income) (Note 15)	3.9	(3.5)
Operating profit	175.6	88.0
Interest expense	1.9	2.0
Interest income	(0.1)	(0.8)
Other nonoperating (income) expense	(1.1)	0.3
Income before income taxes	174.9	86.5
Income tax expense	28.7	15.0
Equity in net income of affiliated companies	(5.0)	(2.8)
Net income	$151.2	$74.3

Net income per share:
Basic	$2.04	$1.01
Diluted	$1.99	$0.99

Weighted average shares outstanding:
Basic	73.9	73.9
Diluted	75.8	75.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$151.2	$74.3
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(28.4)	(47.3)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.2 and $0.6	0.6	2.0
Net (loss) gain on derivatives, net of tax of $(0.7) and $1.3	(1.8)	2.6
Other comprehensive loss, net of tax	(29.6)	(42.7)
Comprehensive income	$121.6	$31.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$483.7	$615.5
Accounts receivable, net	465.7	385.3
Inventories	310.2	321.3
Other current assets	67.4	51.6
Total current assets	1,327.0	1,373.7
Property, plant and equipment	2,028.6	2,035.5
Less: accumulated depreciation and amortization	1,097.8	1,092.3
Property, plant and equipment, net	930.8	943.2
Operating lease right-of-use assets	64.5	68.3
Investments in affiliated companies	211.9	214.7
Goodwill	109.5	111.1
Intangible assets, net	28.7	30.5
Deferred income taxes	27.9	16.0
Pension and other postretirement benefits	14.6	12.9
Other noncurrent assets	24.8	23.4
Total Assets	$2,739.7	$2,793.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.3	$2.3
Accounts payable	204.3	213.1
Pension and other postretirement benefits	2.4	2.3
Accrued salaries, wages and benefits	69.9	106.0
Income taxes payable	49.7	26.0
Operating lease liabilities	9.4	10.1
Other current liabilities	144.8	143.6
Total current liabilities	482.8	503.4
Long-term debt	252.3	252.9
Deferred income taxes	12.2	10.4
Pension and other postretirement benefits	55.2	57.5
Operating lease liabilities	57.4	60.4
Deferred compensation benefits	22.5	22.9
Other long-term liabilities	28.3	31.8
Total Liabilities	910.7	939.3

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.8 million and 74.0 million	18.8	18.8
Capital in excess of par value	246.7	267.3
Retained earnings	1,985.4	1,846.7
Accumulated other comprehensive loss	(140.2)	(110.6)
Treasury stock, at cost (1.5 million and 1.3 million shares)	(281.7)	(167.7)
Total Equity	1,829.0	1,854.5
Total Liabilities and Equity	$2,739.7	$2,793.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$151.2	$74.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.0	24.9
Amortization	1.1	1.1
Stock-based compensation	5.9	5.4
Pension settlement charge	0.6	1.4
Contingent consideration payments in excess of acquisition-date liability	(0.4)	(0.1)
Other non-cash items, net	(2.8)	(4.3)
Changes in assets and liabilities	(94.9)	(45.6)
Net cash provided by operating activities	88.7	57.1

Cash flows from investing activities:
Capital expenditures	(54.7)	(32.1)
Other, net	0.2	0.2
Net cash used in investing activities	(54.5)	(31.9)

Cash flows from financing activities:
Repayments of long-term debt	(0.6)	(0.6)
Dividend payments	(12.6)	(11.8)
Proceeds from stock-based compensation awards	5.8	7.5
Employee stock purchase plan contributions	1.8	1.3
Shares purchased under share repurchase program	(137.1)	(115.5)
Shares repurchased for employee tax withholdings	(13.7)	(1.2)
Net cash used in financing activities	(156.4)	(120.3)
Effect of exchange rates on cash	(9.6)	(8.7)
Net decrease in cash and cash equivalents	(131.8)	(103.8)

Cash, including cash equivalents at beginning of period	615.5	439.1
Cash, including cash equivalents at end of period	$483.7	$335.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2021, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West,” the “Company,” “we,” “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

West has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. Our production facilities continue to operate as they had prior to the COVID-19 pandemic, other than for enhanced safety measures intended to prevent the spread of the virus and higher levels of production at certain plant locations to meet additional customer demand. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations, as our manufacturing operations have generally been exempted from stay-at-home orders.

Note 2:  New Accounting Standards

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

The following table presents the approximate percentage of our net sales by market group:

Three Months Ended March 31,
	2021	2020
Biologics	39%	28%
Generics	18%	19%
Pharma	24%	29%
Contract-Manufactured Products	19%	24%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

Three Months Ended March 31,
	2021	2020
High-Value Product Components	52%	43%
High-Value Product Delivery Devices	5%	5%
Standard Packaging	24%	28%
Contract-Manufactured Products	19%	24%
	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

Three Months Ended March 31,
	2021	2020
Americas	46%	48%
Europe, Middle East, Africa	44%	44%
Asia Pacific	10%	8%
	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding contract assets included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2020	$10.9
Contract assets, March 31, 2021	12.5
Change in contract assets - increase (decrease)	$1.6

Deferred income, December 31, 2020	$(57.1)
Deferred income, March 31, 2021	(45.1)
Change in deferred income - decrease (increase)	$12.0

Starting in the third quarter of 2020, the Company entered into new capacity reservation agreements, which include the receipt of up-front cash. The decrease in the deferred income balance is primarily due to the revenue recognition associated with the capacity reservation agreements, which is to be recognized over the next 1 to 2 years.

During the three months ended March 31, 2021, $17.4 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2021, there was $4.5 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $3.6 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Voluntary Recall

On January 24, 2019, we issued a voluntary recall of our Vial2Bag® product line due to reports of potential unpredictable or variable dosing under certain conditions. On October 21, 2020 we received market clearance from the Food and Drug Administration ("FDA") for our Vial2BagAdvancedTM 20mm Admixture Device and the product is back on the market.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$151.2	$74.3
Weighted average common shares outstanding	73.9	73.9
Dilutive effect of equity awards, based on the treasury stock method	1.9	1.6
Weighted average shares assuming dilution	75.8	75.5

During the three months ended March 31, 2021 and 2020, there were 0.1 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

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

During the three months ended March 31, 2021, we purchased 479,000 shares of our common stock under the program at a cost of $137.1 million, or an average price of $286.23 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2021	December 31, 2020
Raw materials	$116.0	$133.5
Work in process	60.6	54.9
Finished goods	133.6	132.9
	$310.2	$321.3

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

The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Operating lease cost	$3.1	$3.1
Short-term lease cost	0.2	0.2
Variable lease cost	0.8	0.8
Total lease cost	$4.1	$4.1

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$3.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.5	$2.5

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 11.1 years and 11.1 years, respectively.

As of March 31, 2021 and December 31, 2020, the weighted average discount rate was 3.67% and 3.68%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	March 31,	December 31,
Year	2021	2020
2021 (remaining nine months)	$8.9	$12.4
2022	10.1	10.4
2023	9.2	9.3
2024	8.5	8.7
2025	6.6	6.9
Thereafter	37.2	37.5
	80.5	85.2
Less: imputed lease interest	(13.7)	(14.7)
Total lease liabilities	$66.8	$70.5

Note 7:  Affiliated Companies

At March 31, 2021 and December 31, 2020, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $201.3 million and $201.9 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $10.6 million and $12.8 million at March 31, 2021 and December 31, 2020, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $38.0 million for the three months ended March 31, 2021, as compared to $32.5 million for the same period in 2020. As of March 31, 2021 and December 31, 2020, the payable balance due to affiliates was $18.9 million and $33.6 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.9 million for the three months ended March 31, 2021, as compared to $2.2 million for the same period in 2020. As of March 31, 2021 and December 31, 2020, the receivable balance due from affiliates was $1.7 million and $1.4 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2020 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2021.

($ in millions)	March 31, 2021	December 31, 2020
Term Loan, due December 31, 2024 (1.08%)	$87.2	$87.7
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	255.2	255.7
Less: unamortized debt issuance costs	0.6	0.5
Total debt	254.6	255.2
Less: current portion of long-term debt	2.3	2.3
Long-term debt, net	$252.3	$252.9

Please refer to Note 8, Debt, to the consolidated financial statements in our 2020 Annual Report for additional details regarding our debt agreements.

Credit Agreement - Credit Facility

At March 31, 2021, the borrowing capacity available under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.5 million, was $297.5 million.

Credit Agreement Amendment - Term Loan

At March 31, 2021, we had $87.2 million in borrowings under the Term Loan, of which $2.3 million was classified as current and $84.9 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both March 31, 2021 and December 31, 2020, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2021, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	50.3	—	42.7
Yen	8,666.4	36.3	38.9
SGD	65.0	37.4	8.9
EUR	37.8	46.1	—

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. The notional amount of the cross-currency swap is ¥9.5 billion ($87.2 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on three-month U.S. Dollar (“USD”) LIBOR plus a margin, in return for paying floating interest rate payments based on three-month Japanese Yen (“Yen”) LIBOR plus a margin.

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

From November 2017 through March 2021, we purchased several series of call options for a total of 509,456 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of March 31, 2021, we had outstanding contracts to purchase 148,326 barrels of crude oil from April 2021 to September 2022, at a weighted-average strike price of $60.99 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2021 and December 31, 2020.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Loss (Gain) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2021	2020
Fair Value Hedges:
Hedged item (intercompany loan)	$(9.9)	$17.2	Other expense (income)
Derivative designated as hedging instrument	9.9	(17.2)	Other expense (income)
Amount excluded from effectiveness testing	(0.6)	(2.0)	Other expense (income)
Total	$(0.6)	$(2.0)

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2021 and 2020 were $0.6 million and $2.0 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of (Loss) Gain Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Fair Value Hedges
Foreign currency hedge contracts	$(0.6)	$3.6	$0.4	$(1.3)	Other expense (income)
Total	$(0.6)	$3.6	$0.4	$(1.3)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$0.1	$0.3	$(0.2)	Net sales
Foreign currency hedge contracts	(1.9)	0.4	—	—	Cost of goods and services sold
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(2.0)	$0.5	$0.4	$(0.2)
Net Investment Hedges:
Cross-currency swap	5.0	(1.2)	—	—	Other expense (income)
Total	$5.0	$(1.2)	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net sales	$0.3	$(0.2)
Cost of goods and services sold	—	—
Interest expense	0.1	—
Other expense (income)	0.4	(1.3)

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Loss Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2021	2020
Commodity call options	$0.5	$0.2	Cost of goods and services sold
Total	$0.5	$0.2

For the three months ended March 31, 2021 and 2020, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$13.3	$13.3	$—	$—
Foreign currency contracts	5.7	—	5.7	—
Cross-currency swap	0.9	—	0.9	—
Commodity call options	0.9	—	0.9	—
	$20.8	$13.3	$7.5	$—
Liabilities:
Contingent consideration	$3.9	$—	$—	$3.9
Deferred compensation liabilities	15.0	15.0	—	—
Foreign currency contracts	5.2	—	5.2	—
	$24.1	$15.0	$5.2	$3.9

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.8	$12.8	$—	$—
Foreign currency contracts	3.0	—	3.0	—
Commodity call options	0.3	—	0.3	—
	$16.1	$12.8	$3.3	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	14.5	14.5	—	—
Cross-currency swap	5.6	—	5.6	—
Foreign currency contracts	9.7	—	9.7	—
	$33.4	$14.5	$15.3	$3.6

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of our contingent consideration, included within other current and other long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of the cross-currency swap, included within other noncurrent assets, is valued using a market approach. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives.

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to the SmartDose technology platform (the “SmartDose contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the SmartDose contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Sales projections were derived using upside, base and downside forecasted cases for each partnership and applying probability-weighted scenarios of 10%, 50% and 40% to the three cases, respectively, to reflect the likelihood of West meeting the estimated sales projection targets. The probability of success factors included the probabilities of successful FDA approval for each partnership drug, which was estimated in a range of 19% to 100% based on the development phase of each respective drug, and the probability of the successful execution of supply agreements with each partnership, which was estimated in the range of 25% to 100% based on historical, current, and future supply agreements with the respective partnerships. The fair value of this liability utilized a risk-adjusted discount rate of 19% to present value the cash flows. The discount rate is calculated by determining the after-tax required returns on debt and equity and weighting each return by the respective percent of debt and equity to total capital. Key inputs for the discount rate include the risk-free rate on the 20-Year United States Treasury maturity, equity risk premium, company-specific risk premium, pre-tax cost of debt, and U.S. tax rate, among others. As development and commercialization of the SmartDose technology platform progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in an increase or decrease to the SmartDose contingent consideration.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2019	$3.3
Increase in fair value recorded in earnings	1.2
Payments	(0.9)
Balance, December 31, 2020	3.6
Increase in fair value recorded in earnings	0.7
Payments	(0.4)
Balance, March 31, 2021	$3.9

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2021, the estimated fair value of long-term debt was $264.6 million compared to a carrying amount of $252.3 million. At December 31, 2020, the estimated fair value of long-term debt was $265.7 million and the carrying amount was $252.9 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2021:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2020	$(1.9)	$0.6	$(40.5)	$(68.8)	$(110.6)
Other comprehensive (loss) income before reclassifications	(2.6)	—	0.1	(28.4)	(30.9)
Amounts reclassified out from accumulated other comprehensive (loss) income	0.8	—	0.5	—	1.3
Other comprehensive (loss) income, net of tax	(1.8)	—	0.6	(28.4)	(29.6)
Balance, March 31, 2021	$(3.7)	$0.6	$(39.9)	$(97.2)	$(140.2)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2021	2020
(Losses) gains on derivatives:
Foreign currency contracts	$(0.3)	$0.3	Net sales
Foreign currency contracts	—	0.1	Cost of goods and services sold
Foreign currency contracts	(0.6)	2.0	Other expense (income)
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(1.0)	2.3
Tax benefit (expense)	0.2	(0.8)
Net of tax	$(0.8)	$1.5
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.1	$0.2	(a)
Actuarial losses	(0.1)	(0.1)	(a)
Settlements	(0.6)	(1.4)	(a)
Total before tax	(0.6)	(1.3)
Tax benefit (expense)	0.1	0.3
Net of tax	$(0.5)	$(1.0)
Total reclassifications for the period, net of tax	$(1.3)	$0.5

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2021:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2020	75.3	$18.8	$267.3	1.3	$(167.7)	$1,846.7	$(110.6)	$1,854.5
Net income	—	—	—	—	—	151.2	—	151.2
Activity related to stock-based compensation	—	—	(20.6)	(0.3)	23.1	—	—	2.5
Shares purchased under share repurchase program	—	—	—	0.5	(137.1)	—	—	(137.1)
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29.6)	(29.6)
Balance, March 31, 2021	75.3	$18.8	$246.7	1.5	$(281.7)	$1,985.4	$(140.2)	$1,829.0

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2020:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2019	75.3	$18.8	$272.7	1.2	$(118.1)	$1,549.4	$(149.6)	$1,573.2
Effect of modified retrospective application of a new accounting standard	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	74.3	—	74.3
Activity related to stock-based compensation	—	—	(5.1)	(0.3)	17.9	—	—	12.8
Shares purchased under share repurchase program	—	—	—	0.8	(115.5)	—	—	(115.5)
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.8)	—	(11.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42.7)	(42.7)
Balance, March 31, 2020	75.3	$18.8	$267.6	1.7	$(215.7)	$1,611.8	$(192.3)	$1,490.2

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2021, there were 2,659,134 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2021, we granted 155,344 stock options at a weighted average exercise price of $274.29 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $63.00 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.7%; expected life of 5.6 years based on prior experience; stock volatility of 23.9% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2021, we granted 4,167 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $274.29 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $5.9 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.4	$0.3	$—	$—	$0.4	$0.3
Interest cost	1.4	1.9	0.1	0.1	1.5	2.0
Expected return on assets	(3.1)	(3.0)	—	—	(3.1)	(3.0)
Amortization of prior service credit	—	—	(0.1)	(0.2)	(0.1)	(0.2)
Recognized actuarial losses (gains)	0.5	0.5	(0.4)	(0.4)	0.1	0.1
Settlements	0.6	1.4	—	—	0.6	1.4
Net periodic benefit cost	$(0.2)	$1.1	$(0.4)	$(0.5)	$(0.6)	$0.6

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
U.S. plans	$(0.6)	$0.8	$(0.4)	$(0.5)	$(1.0)	$0.3
International plans	0.4	0.3	—	—	0.4	0.3
Net periodic benefit cost	$(0.2)	$1.1	$(0.4)	$(0.5)	$(0.6)	$0.6

During the three months ended March 31, 2021 and 2020, we recorded a pension settlement charge of $0.6 million and $1.4 million, respectively, within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2021	2020
Restructuring and related charges	$1.2	$—
Fixed asset impairments and loss (gain) on sale of equipment	0.1	0.2
Contingent consideration	0.7	—
Foreign exchange transaction gains	(0.3)	(3.5)
Other items	2.2	(0.2)
Total other expense (income)	$3.9	$(3.5)

Restructuring and Related Charges

In July 2020, our Board of Directors approved a restructuring plan designed to optimize certain organizational structures within the Company to better support our continued growth and business priorities. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan is expected to require restructuring and related charges of approximately $15 million to $17 million. Since its approval, we recorded a net pre-tax amount equal to $5.8 million in restructuring and related charges associated with this plan.

The following table presents activity related to our restructuring obligations related to our 2020 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2020	$4.6	$—	$4.6
Charges	0.6	0.6	1.2
Cash payments	(0.1)	—	(0.1)
Balance, March 31, 2021	$5.1	$0.6	$5.7

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

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2020	$0.1	$0.1
Cash payments	(0.1)	(0.1)
Balance, March 31, 2021	$—	$—

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other Items

During the three months ended March 31, 2021, we recorded an impairment charge of $2.2 million for one of the Company's cost investments.

During the three months ended March 31, 2021 and 2020, we recorded development income of $0.2 million and $0.2 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $28.7 million and $15.0 million for the three months ended March 31, 2021 and 2020, respectively, and the effective tax rate was 16.4% and 17.4%, respectively. During the three months ended March 31, 2021 and 2020, we recorded a tax benefit of $11.1 million and $5.1 million, respectively, associated with stock-based compensation, which contributed to the decline in the effective tax rate.

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

There have been no significant changes to the commitments and contingencies included in our 2020 Annual Report.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
( $ in millions)	2021	2020
Net sales:
Proprietary Products	$543.7	$373.5
Contract-Manufactured Products	127.1	118.1
Intersegment sales elimination	(0.1)	(0.1)
Consolidated net sales	$670.7	$491.5

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products	$182.6	$93.2
Contract-Manufactured Products	16.4	12.8
Total business segment operating profit	$199.0	$106.0
Corporate and Unallocated
Stock-based compensation expense	$(5.9)	$(5.4)
Corporate general costs(1)	(13.9)	(12.6)
Unallocated Items:
Restructuring and related charges	(1.2)	—
Amortization of Acquisition-related Intangible Assets(2)	(0.2)	—
Cost investment impairment	(2.2)	—
Total Corporate and Unallocated	(23.4)	(18.0)
Total consolidated operating profit	$175.6	$88.0
Other expense, net	0.7	1.5
Income before income taxes	$174.9	$86.5

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) The Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

Please refer to Note 15, Other Expense (Income), for further discussion of certain unallocated items referenced above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2020 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2020 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Impact of COVID-19

West has been actively monitoring the COVID-19 situation and its impact globally. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients around the world. Our production facilities continue to operate as they had prior to the COVID-19 pandemic, other than for enhanced safety measures intended to prevent the spread of the virus and higher levels of production at certain plant locations to meet additional customer demand. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations, as our manufacturing operations have generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of West and its customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

2021 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2021 GAAP	$175.6	$28.7	$151.2	$1.99
Unallocated items:
Restructuring and related charges	1.2	0.2	1.0	0.01
Pension settlement (1)	—	0.2	0.5	0.01
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Cost investment impairment	2.2	—	2.2	0.03
Quarter ended March 31, 2021 adjusted amounts (non-U.S. GAAP)	$179.2	$29.1	$155.6	$2.05

During the first quarter 2021, we recorded a tax benefit of $11.1 million associated with stock-based compensation.

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2020 GAAP	$88.0	$15.0	$74.3	$0.99
Unallocated items:
Pension settlement (1)	—	0.3	1.1	0.01
Amortization of acquisition-related intangible assets (2)	—	—	1.0	0.01
Quarter ended March 31, 2020 adjusted amounts (non-U.S. GAAP)	$88.0	$15.3	$76.4	$1.01

During the first quarter 2020, we recorded a tax benefit of $5.1 million associated with stock-based compensation.

(1)The Company recorded a pension settlement charge within other nonoperating (income) expense, as it determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting.

(2)During the three months ended March 31, 2021, the Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three months ended March 31, 2021 and 2020 the Company recorded $0.5 million and $1.0 million of amortization expense, respectively, in association with an acquisition of increased ownership interest in Daikyo.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percentage Change
($ in millions)	2021	2020	As-Reported	Organic
Proprietary Products	$543.7	$373.5	45.6%	39.6%
Contract-Manufactured Products	127.1	118.1	7.6%	4.0%
Intersegment sales elimination	(0.1)	(0.1)	—	—
Consolidated net sales	$670.7	$491.5	36.5%	31.1%

Consolidated net sales increased by $179.2 million, or 36.5%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $26.5 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2021 increased by $152.7 million, or 31.1%, as compared to the same period in 2020.

Proprietary Products – Proprietary Products net sales increased by $170.2 million, or 45.6%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $22.2 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2021 increased by $148.0 million, or 39.6%, as compared to the same period in 2020, primarily due to growth in our high-value product offerings, including our FluroTec®-coated components, Daikyo® and Novapure® film-components, and Westar® components, which included approximately $102.9 million in COVID-19 related activity for vaccines, antiviral treatments and treatment of underlying COVID-19 symptoms.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $9.0 million, or 7.6%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $4.3 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2021 increased by $4.7 million, or 4.0%, as compared to the same period in 2020, due to an increase in the sale of healthcare-related injection and diagnostic devices.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products:
Gross profit	$251.9	$150.1
Gross profit margin	46.3%	40.2%
Contract-Manufactured Products:
Gross profit	$20.0	$16.9
Gross profit margin	15.7%	14.3%
Consolidated gross profit	$271.9	$167.0
Consolidated gross profit margin	40.5%	34.0%

Consolidated gross profit increased by $104.9 million, or 62.8%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $10.7 million for the three months ended March 31, 2021, as compared to the same period in 2020. Consolidated gross profit margin increased by 6.5 margin points for the three months ended March 31, 2021, as compared to the same period in 2020.

Proprietary Products - Proprietary Products gross profit increased by $101.8 million, or 67.8%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $9.9 million. Proprietary Products gross profit margin increased by 6.1 margin points for the three months ended March 31, 2021, as compared to the same periods in 2020, due to a favorable mix of products sold, inclusive of $11.8 million in fees associated with certain cancelled COVID-19 supply agreements, sales price increases and production efficiencies, partially offset by increased overhead costs including compensation costs.

Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $3.1 million, or 18.3%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $0.8 million. Contract-Manufactured Products gross profit margin increased by 1.4 margin points for the three months ended March 31, 2021, as compared to the same period in 2020, due to production efficiencies, partially offset by increased overhead costs including compensation costs.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products	$12.2	$10.7
Contract-Manufactured Products	—	—
Consolidated R&D costs	$12.2	$10.7

Consolidated R&D costs increased by $1.5 million, or 14.0%, for the three months ended March 31, 2021, as compared to the same period in 2020. Efforts remain focused on the continued investment in self-injection systems development, fluid transfer admixture devices, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three months ended March 31, 2021 and 2020 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products	$56.5	$49.9
Contract-Manufactured Products	3.7	4.0
Corporate	20.0	17.9
Consolidated SG&A costs	$80.2	$71.8
SG&A as a % of net sales	12.0%	14.6%

Consolidated SG&A costs increased by $8.4 million, or 11.7%, for the three months ended March 31, 2021, as compared to the same period in 2020, due to an increase in compensation costs and an unfavorable foreign currency translation impact of $1.8 million.

Proprietary Products - Proprietary Products SG&A costs increased by $6.6 million, or 13.2%, for the three months ended March 31, 2021, as compared to the same period in 2020. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs and an unfavorable foreign currency translation impact of $1.8 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs decreased by $0.3 million, or 7.5% for the three months ended March 31, 2021, as compared to the same period in 2020.

Corporate - Corporate SG&A costs increased by $2.1 million, or 11.7%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in compensation costs offset by a decrease in professional fees.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products	$0.6	$(3.7)
Contract-Manufactured Products	(0.1)	0.1
Corporate and unallocated items	3.4	0.1
Consolidated other expense (income)	$3.9	$(3.5)

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, fixed asset impairments and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense (income) changed by $7.4 million for the three months ended March 31, 2021, as compared to the same period in 2020, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $4.3 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a reduction of losses on hedge activity partially offset by an increase in the SmartDose contingent consideration charge.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.2 million for the three months ended March 31, 2021, as compared to the same period in 2020.

Corporate and unallocated items - Corporate and unallocated items changed by $3.3 million for the three months ended March 31, 2021, as compared to the same periods in 2020 primarily due to the $2.2 million cost investment impairment charge.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2021	2020
Proprietary Products	$182.6	$93.2
Contract-Manufactured Products	16.4	12.8
Corporate	(19.8)	(18.0)
Adjusted consolidated operating profit	$179.2	$88.0
Adjusted consolidated operating profit margin	26.7%	17.9%
Unallocated items	(3.6)	—
Consolidated operating profit	$175.6	$88.0
Consolidated operating profit margin	26.2%	17.9%

Consolidated operating profit increased by $87.6 million, or 99.5%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $8.5 million for the three months ended March 31, 2021, as compared to the same period in 2020.

Proprietary Products - Proprietary Products operating profit increased by $89.4 million, or 95.9%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $7.9 million, due to the factors described above, most notably the sales increase in our high-value product offerings, inclusive of COVID-19 related activity.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $3.6 million, or 28.1%, for the three months ended March 31, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $0.6 million, due to the factors described above, most notably the product efficiencies.

Corporate- Corporate costs increased by $1.8 million, or 10.0%, for the three months ended March 31, 2021, as compared to the same period in 2020, due to the factors described above.

Unallocated items –Other unallocated items during the three months ended March 31, 2021 consisted of $1.2 million in restructuring and related charges, a $2.2 million impairment charge related to one of our cost investments, and $0.2 million of amortization expense associated with an acquisition of an intangible asset in the second quarter of 2020.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2021	2020
Interest expense	$2.4	$2.4
Capitalized interest	(0.5)	(0.4)
Interest income	(0.1)	(0.8)
Interest expense, net	$1.8	$1.2
Interest expense, net, increased by $0.6 million, or 50.0%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in interest income during the three months ended March 31, 2021.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense changed by $1.4 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in pension settlement charges of $0.8 million. In the current year and prior year, we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Income Tax Expense
The provision for income taxes was $28.7 million and $15.0 million for the three months ended March 31, 2021 and 2020, respectively, and the effective tax rate was 16.4% and 17.4%, respectively. The decrease in the effective tax rate is primarily due to an increase in stock-based compensation deductions for the three months ended March 31, 2021 as compared to the same period in 2020.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies increased by $2.2 million for the three months ended March 31, 2021, as compared to the same period in 2020, due to favorable operating results at Daikyo and the Mexico affiliates and a decrease in amortization expense of $0.5 million related to our increase in ownership interest in Daikyo acquired in 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2021	2020
Net cash provided by operating activities	$88.7	$57.1
Net cash used in investing activities	$(54.5)	$(31.9)
Net cash used in financing activities	$(156.4)	$(120.3)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $31.6 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to improved operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $22.6 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in capital expenditures in 2021.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $36.1 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in purchases under our share repurchase programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$483.7	$615.5
Accounts receivable, net	$465.7	$385.3
Inventories	$310.2	$321.3
Accounts payable	$204.3	$213.1
Debt	$254.6	$255.2
Equity	$1,829.0	$1,854.5
Working capital	$844.2	$870.3

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2021 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2021 included $188.2 million of cash held by subsidiaries within the U.S., and $295.5 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2021, we purchased 479,000 shares of our common stock under our calendar-year 2021 share repurchase program at a cost of $137.1 million, or an average price of $286.23 per share.

Working capital – Working capital at March 31, 2021 decreased by $26.1 million, or 3.0%, as compared to December 31, 2020, which includes an unfavorable foreign currency translation impact of $11.6 million. Excluding the impact of currency exchange rates, cash and cash equivalents, inventories and total current liabilities decreased by $122.2 million, $3.6 million and $10.1 million, respectively, while accounts receivable increased by $90.0 million. The increase in accounts receivable was due to increased sales activity.

Debt and credit facilities – The $0.6 million decrease in total debt at March 31, 2021, as compared to December 31, 2020, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At March 31, 2021, we had no outstanding borrowings under the Credit Facility. At March 31, 2021, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.5 million, was $297.5 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2021, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2020 Annual Report. During the three months ended March 31, 2021, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2021, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2020 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2020 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were issued but not yet adopted, during the three months ended March 31, 2021, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2020 Annual Report as well as Part II, section 1A of this quarterly report.

Except as required by law or regulation, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2020 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2020 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2021 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2021	65,891	$294.74	65,891	565,109
February 1 - 28, 2021	313,109	292.49	313,109	252,000
March 1 - 31, 2021	100,000	261.04	100,000	152,000
Total	479,000	$286.23	479,000	152,000

(1)In December 2020, we announced a share repurchase program for calendar-year 2021 authorizing the repurchase of up to 631,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under Exchange Act Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. This share repurchase program is expected to be completed by December 31, 2021.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, West Pharmaceutical Services, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Bernard J. Birkett
Bernard J. Birkett
Senior Vice President and Chief Financial Officer

April 30, 2021

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q report for the quarter ended June 30, 2020, filed July 24, 2020).
3.2	Our Bylaws, as amended through February 23, 2021 (incorporated by reference from our Form 8-k, filed March 1, 2021).
4.1	Form of stock certificate for common stock (incorporated by reference to Exhibit 4 to the Company's 1998 Form 10-K, filed May 6, 1999).
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