Form 10-Q
period 2021-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2021-10-28
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐ No ☑
As of October 18, 2021, there were 74,079,715 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$706.5	$548.0	$2,100.8	$1,566.7
Cost of goods and services sold	418.3	353.4	1,225.6	1,010.0
Gross profit	288.2	194.6	875.2	556.7
Research and development	13.1	12.5	39.1	34.0
Selling, general and administrative expenses	91.9	76.2	264.8	225.7
Other expense (income) (Note 15)	1.8	6.7	3.0	6.2
Operating profit	181.4	99.2	568.3	290.8
Interest expense	1.8	2.1	5.6	6.1
Interest income	(0.4)	(0.2)	(0.7)	(1.2)
Other nonoperating (income) expense	(1.1)	(0.4)	(3.6)	(0.3)
Income before income taxes	181.1	97.7	567.0	286.2
Income tax expense	12.0	21.1	73.0	52.1
Equity in net income of affiliated companies	(6.5)	(5.7)	(20.1)	(13.7)
Net income	$175.6	$82.3	$514.1	$247.8

Net income per share:
Basic	$2.37	$1.11	$6.95	$3.35
Diluted	$2.31	$1.09	$6.78	$3.28

Weighted average shares outstanding:
Basic	74.1	73.9	74.0	73.9
Diluted	76.0	75.8	75.8	75.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$175.6	$82.3	$514.1	$247.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24.2)	29.4	(46.9)	(4.9)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.2, $(0.1), $0.4, and $(1.2), respectively	0.4	(0.2)	1.1	(4.0)
Net gain (loss) on derivatives, net of tax of $(0.4), $(0.2), $(0.4) and $(0.4), respectively	1.3	(0.9)	0.7	(1.0)
Other comprehensive (loss) income, net of tax	(22.5)	28.3	(45.1)	(9.9)
Comprehensive income	$153.1	$110.6	$469.0	$237.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$688.0	$615.5
Accounts receivable, net	476.4	385.3
Inventories	353.8	321.3
Other current assets	80.1	51.6
Total current assets	1,598.3	1,373.7
Property, plant and equipment	2,146.1	2,035.5
Less: accumulated depreciation and amortization	1,139.6	1,092.3
Property, plant and equipment, net	1,006.5	943.2
Operating lease right-of-use assets	58.5	68.3
Investments in affiliated companies	215.7	214.7
Goodwill	108.9	111.1
Intangible assets, net	26.1	30.5
Deferred income taxes	80.0	16.0
Pension and other postretirement benefits	17.0	12.9
Other noncurrent assets	31.6	23.4
Total Assets	$3,142.6	$2,793.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$44.2	$2.3
Accounts payable	207.7	213.1
Pension and other postretirement benefits	2.4	2.3
Accrued salaries, wages and benefits	114.0	106.0
Income taxes payable	39.5	26.0
Operating lease liabilities	8.1	10.1
Other current liabilities	142.7	143.6
Total current liabilities	558.6	503.4
Long-term debt	209.9	252.9
Deferred income taxes	11.6	10.4
Pension and other postretirement benefits	52.1	57.5
Operating lease liabilities	53.4	60.4
Deferred compensation benefits	26.9	22.9
Other long-term liabilities	27.8	31.8
Total Liabilities	940.3	939.3

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million, respectively; shares outstanding: 74.1 million and 74.0 million, respectively	18.8	18.8
Capital in excess of par value	251.2	267.3
Retained earnings	2,335.8	1,846.7
Accumulated other comprehensive loss	(155.7)	(110.6)
Treasury stock, at cost (1.2 million and 1.3 million shares, respectively)	(247.8)	(167.7)
Total Equity	2,202.3	1,854.5
Total Liabilities and Equity	$3,142.6	$2,793.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$514.1	$247.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84.6	77.3
Amortization	3.3	3.3
Stock-based compensation	27.5	27.6
Pension settlement charge	0.7	3.4
Contingent consideration payments in excess of acquisition-date liability	(1.0)	(0.7)
Other non-cash items, net	(17.5)	(9.5)
Changes in assets and liabilities	(188.5)	(25.4)
Net cash provided by operating activities	423.2	323.8

Cash flows from investing activities:
Capital expenditures	(176.9)	(116.7)
Purchase of intangibles	—	(3.8)
Other, net	1.2	(1.4)
Net cash used in investing activities	(175.7)	(121.9)

Cash flows from financing activities:
Repayments of long-term debt	(1.1)	(1.7)
Dividend payments	(37.8)	(35.5)
Proceeds from stock-based compensation awards	23.1	22.0
Employee stock purchase plan contributions	5.7	4.6
Shares purchased under share repurchase programs	(137.1)	(115.5)
Shares repurchased for employee tax withholdings	(14.7)	(2.3)
Net cash used in financing activities	(161.9)	(128.4)
Effect of exchange rates on cash	(13.1)	6.8
Net increase (decrease) in cash and cash equivalents	72.5	80.3

Cash, including cash equivalents at beginning of period	615.5	439.1
Cash, including cash equivalents at end of period	$688.0	$519.4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2021, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Note 2:  New Accounting Standards

Standards Issued Not Yet Adopted

In March 2020, the FASB issued guidance which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate need to be discontinued. This guidance was effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact to our financial statements, the transition, and disclosure requirements of this guidance, and where applicable, the Company has made contract amendments to reflect the removal of the LIBOR rate.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Biologics	40%	32%	40%	29%
Generics	18%	18%	17%	19%
Pharma	24%	27%	24%	28%
Contract-Manufactured Products	18%	23%	19%	24%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
High-Value Product Components	55%	47%	54%	45%
High-Value Product Delivery Devices	5%	5%	4%	5%
Standard Packaging	22%	25%	23%	26%
Contract-Manufactured Products	18%	23%	19%	24%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	45%	49%	45%	49%
Europe, Middle East, Africa	45%	42%	45%	43%
Asia Pacific	10%	9%	10%	8%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2020	$10.9
Contract assets, September 30, 2021	12.8
Change in contract assets - increase (decrease)	$1.9

Deferred income, December 31, 2020	$(57.1)
Deferred income, September 30, 2021	(38.1)
Change in deferred income - decrease (increase)	$19.0

Starting in the third quarter of 2020, the Company entered into new capacity reservation agreements, which include the receipt of up-front cash. The decrease in the deferred income balance is primarily due to the revenue recognition associated with the capacity reservation agreements, which is to be recognized over the next 1 to 2 years.

During the nine months ended September 30, 2021, $30.0 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of September 30, 2021, there was $4.1 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $3.2 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$175.6	$82.3	$514.1	$247.8
Weighted average common shares outstanding	74.1	73.9	74.0	73.9
Dilutive effect of equity awards, based on the treasury stock method	1.9	1.9	1.8	1.7
Weighted average shares assuming dilution	76.0	75.8	75.8	75.6

During the three months ended September 30, 2021 and 2020, there were 0.0 million and 0.0 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.0 million and 0.2 million antidilutive shares outstanding during the nine months ended September 30, 2021 and 2020, respectively.

In December 2020, we announced a share repurchase program for calendar-year 2021 authorizing the repurchase of up to 631,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under Exchange Act Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. There were no shares purchased during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we purchased 479,000 shares of our common stock under the program at a cost of $137.1 million, or an average price of $286.23 per share. This share repurchase program is expected to be completed by December 31, 2021.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2021	December 31, 2020
Raw materials	$140.4	$133.5
Work in process	71.1	54.9
Finished goods	142.3	132.9
	$353.8	$321.3

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Operating lease cost	$3.3	$3.1	$9.5	$9.3
Short-term lease cost	0.4	0.3	0.9	0.6
Variable lease cost	1.1	1.2	3.3	2.8
Total lease cost	$4.8	$4.6	$13.7	$12.7

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.9	$3.2	$9.2	$9.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$0.3	$0.8	$4.6

As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 10.9 and 11.1 years, respectively.

As of September 30, 2021 and December 31, 2020, the weighted average discount rate was 3.67% and 3.68%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	September 30,	December 31,
Year	2021	2020
2021 (remaining period as of )	$3.0	$12.4
2022	10.3	10.4
2023	9.3	9.3
2024	8.5	8.7
2025	6.8	6.9
Thereafter	36.2	37.5
	74.1	85.2
Less: imputed lease interest	(12.6)	(14.7)
Total lease liabilities	$61.5	$70.5

Note 7:  Affiliated Companies

At September 30, 2021 and December 31, 2020, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $207.1 million and $201.9 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $8.6 million and $12.8 million, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $34.0 million and $119.6 million for the three and nine months ended September 30, 2021, respectively, as compared to $36.6 million and $97.0 million, respectively, for the same periods in 2020. As of September 30, 2021 and December 31, 2020, the payable balance due to affiliates was $13.8 million and $33.6 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.8 million and $8.8 million, respectively, for the three and nine months ended September 30, 2021, as compared to $2.7 million and $7.7 million, respectively, for the same periods in 2020. As of September 30, 2021 and December 31, 2020, the receivable balance due from affiliates was $2.2 million and $1.4 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2020 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2021.

($ in millions)	September 30, 2021	December 31, 2020
Term Loan, due December 31, 2024 (1.01%)	$86.6	$87.7
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	254.6	255.7
Less: unamortized debt issuance costs	0.5	0.5
Total debt	254.1	255.2
Less: current portion of long-term debt	44.2	2.3
Long-term debt, net	$209.9	$252.9

Please refer to Note 8, Debt, to the consolidated financial statements in our 2020 Annual Report for additional details regarding our debt agreements.

Credit Agreement - Credit Facility

At September 30, 2021, the borrowing capacity available under our $300.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $297.6 million.

Credit Agreement Amendment - Term Loan

At September 30, 2021, we had $86.6 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $84.4 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both September 30, 2021 and December 31, 2020, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2021, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	28.8	—	24.0
Yen	6,131.7	24.6	27.7
SGD	28.7	17.8	3.0

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. The notional amount of the cross-currency swap is ¥9.4 billion ($86.1 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on three-month U.S. Dollar (“USD”) LIBOR plus a margin, in return for paying floating interest rate payments based on three-month Japanese Yen (“Yen”) LIBOR plus a margin.

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

From November 2017 through September 2021, we purchased several series of call options for a total of 596,367 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of September 30, 2021, we had outstanding contracts to purchase 182,495 barrels of crude oil from October 2021 to March 2023, at a weighted-average strike price of $70.40 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2021 and December 31, 2020.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of (Gain) Loss Recognized in Income for the		Amount of (Gain) Loss Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2021	2020	2021	2020
Fair Value Hedges:
Hedged item (intercompany loan)	$(5.9)	$9.3	$(11.0)	$25.1	Other expense (income)
Derivative designated as hedging instrument	5.9	(9.3)	11.0	(25.1)	Other expense (income)
Amount excluded from effectiveness testing	(0.9)	(1.9)	(2.1)	(5.9)	Other expense (income)
Total	$(0.9)	$(1.9)	$(2.1)	$(5.9)

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2021 and 2020 were $0.6 million, $1.9 million, and $1.3 million, $5.0 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Fair Value Hedges
Foreign currency hedge contracts	$(0.2)	$(0.1)	$0.1	$(0.7)	Other expense (income)
Total	$(0.2)	$(0.1)	$0.1	$(0.7)
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.5)	$0.1	$0.2	Net sales
Foreign currency hedge contracts	1.4	—	(0.3)	0.1	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$1.5	$(0.5)	$(0.1)	$0.4
Net Investment Hedges:
Cross-currency swap	$0.6	$(3.0)	$—	$—	Other expense (income)
Total	$0.6	$(3.0)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Fair Value Hedges
Foreign currency hedge contracts	$(0.6)	$2.8	$0.9	$(3.3)	Other expense (income)
Total	$(0.6)	$2.8	$0.9	$(3.3)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.5)	$—	$0.9	$(0.3)	Net sales
Foreign currency hedge contracts	(1.4)	(0.3)	1.2	(0.1)	Cost of goods and services sold
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(1.9)	$(0.3)	$2.3	$(0.2)
Net Investment Hedges:
Cross-currency swap	$6.0	$(2.0)	$—	$—	Other expense (income)
Total	$6.0	$(2.0)	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net sales	$0.1	$0.2	$0.9	$(0.3)
Cost of goods and services sold	(0.3)	0.1	1.2	(0.1)
Interest expense	0.1	0.1	0.2	0.2
Other expense (income)	0.1	(0.7)	0.9	(3.3)

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2021	2020	2021	2020
Commodity call options	$0.5	$0.1	$1.6	$0.3	Other expense (income)
Total	$0.5	$0.1	$1.6	$0.3

For the three and nine months ended September 30, 2021 and 2020, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$14.4	$14.4	$—	$—
Foreign currency contracts	12.0	—	12.0	—
Cross-currency swap	2.2	—	2.2	—
Commodity call options	1.8	—	1.8	—
	$30.4	$14.4	$16.0	$—
Liabilities:
Contingent consideration	$3.5	$—	$—	$3.5
Deferred compensation liabilities	15.7	15.7	—	—
Foreign currency contracts	2.8	—	2.8	—
	$22.0	$15.7	$2.8	$3.5

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.8	$12.8	$—	$—
Foreign currency contracts	3.0	—	3.0	—
Commodity call options	0.3		0.3
	$16.1	$12.8	$3.3	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	14.5	14.5	—	—
Cross-currency swap	5.6	—	5.6	—
Foreign currency contracts	9.7	—	9.7	—
	$33.4	$14.5	$15.3	$3.6

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of our contingent consideration, included within other current and other long-term liabilities, is discussed further in the section related to Level 3 fair value measurements. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of the cross-currency swap, included within other non-current assets and long-term liabilities, is valued using a market approach. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives. All derivatives are recognized on a gross basis as either assets or liabilities in the balance sheet.

Level 3 Fair Value Measurements

The fair value of the contingent consideration liability related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The significant unobservable inputs used in the fair value measurement of the SmartDose® contingent consideration are the sales projections, the probability of success factors, and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Sales projections were derived using upside, base and downside forecasted cases for each partnership and applying probability-weighted scenarios of 10%, 50% and 40% to the three cases, respectively, to reflect the likelihood of West meeting the estimated sales projection targets. The probability of success factors included the probabilities of successful FDA approval for each partnership drug, which was estimated in a range of 19% to 100% based on the development phase of each respective drug, and the probability of the successful execution of supply agreements with each partnership, which was estimated in the range of 25% to 100% based on historical, current, and future supply agreements with the respective partnerships. The fair value of this liability utilized a risk-adjusted discount rate of 19% to present value the cash flows. The discount rate is calculated by determining the after-tax required returns on debt and equity and weighting each return by the respective percent of debt and equity to total capital. Key inputs for the discount rate include the risk-free rate on the 20-Year United States Treasury maturity, equity risk premium, company-specific risk premium, pre-tax cost of debt, and U.S. tax rate, among others. As development and commercialization of the SmartDose® technology platform progresses, we may need to update the sales projections, the probability of success factors, and the discount rate used. This could result in an increase or decrease to the SmartDose® contingent consideration.

The following table provides a summary of changes in our Level 3 fair value measurements:

($ in millions)
Balance, December 31, 2019	$3.3
Increase in fair value recorded in earnings	1.2
Payments	(0.9)
Balance, December 31, 2020	3.6
Increase in fair value recorded in earnings	0.9
Payments	(1.0)
Balance, September 30, 2021	$3.5

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2021, the estimated fair value of long-term debt was $220.3 million compared to a carrying amount of $209.9 million. At December 31, 2020, the estimated fair value of long-term debt was $265.7 million and the carrying amount was $252.9 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2021:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2020	$(1.9)	$0.6	$(40.5)	$(68.8)	$(110.6)
Other comprehensive income (loss) before reclassifications	(2.5)	—	0.6	(46.9)	(48.8)
Amounts reclassified out from accumulated other comprehensive income (loss)	3.2	—	0.5	—	3.7
Other comprehensive income (loss), net of tax	0.7	—	1.1	(46.9)	(45.1)
Balance, September 30, 2021	$(1.2)	$0.6	$(39.4)	$(115.7)	$(155.7)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2021	2020	2021	2020
Gains (losses) on derivatives:
Foreign currency contracts	$(0.1)	$(0.3)	$(1.1)	$0.3	Net sales
Foreign currency contracts	0.4	(0.1)	(1.9)	0.3	Cost of goods and services sold
Foreign currency contracts	(0.9)	1.1	(2.1)	5.1	Other expense (income)
Forward treasury locks	(0.1)	(0.1)	(0.3)	(0.3)	Interest expense
Total before tax	(0.7)	0.6	(5.4)	5.4
Tax benefit (expense)	0.7	(0.3)	2.2	(1.9)
Net of tax	$—	$0.3	$(3.2)	$3.5
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$0.1	$0.1	$0.2	$0.4	(a)
Actuarial losses	0.1	0.2	(0.1)	—	(a)
Settlements	—	(1.1)	(0.7)	(3.4)	(a)
Total before tax	0.2	(0.8)	(0.6)	(3.0)
Tax benefit (expense)	(0.1)	0.3	0.1	0.8
Net of tax	$0.1	$(0.5)	$(0.5)	$(2.2)
Total reclassifications for the period, net of tax	$0.1	$(0.2)	$(3.7)	$1.3

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2021:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2020	75.3	$18.8	$267.3	1.3	$(167.7)	$1,846.7	$(110.6)	$1,854.5
Net income	—	—	—	—	—	151.2	—	151.2
Activity related to stock-based compensation	—	—	(20.6)	(0.3)	23.1	—	—	2.5
Shares purchased under share repurchase program	—	—	—	0.5	(137.1)	—	—	(137.1)
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29.6)	(29.6)
Balance, March 31, 2021	75.3	$18.8	$246.7	1.5	$(281.7)	$1,985.4	$(140.2)	$1,829.0
Net income	—	—	—	—	—	187.3	—	187.3
Activity related to stock-based compensation	—	—	1.3	(0.2)	20.5	—	—	21.8
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	7.0	7.0
Balance, June 30, 2021	75.3	$18.8	$248.0	1.3	$(261.2)	$2,160.2	$(133.2)	$2,032.6
Net income	—	—	—	—	—	175.6	—	175.6
Activity related to stock-based compensation	—	—	3.2	(0.1)	13.4	—	—	16.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.5)	(22.5)
Balance, September 30, 2021	75.3	$18.8	$251.2	1.2	$(247.8)	$2,335.8	$(155.7)	$2,202.3

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2020:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2019	75.3	$18.8	$272.7	1.2	$(118.1)	$1,549.4	$(149.6)	$1,573.2
Effect of modified retrospective application of a new accounting standard	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	74.3	—	74.3
Activity related to stock-based compensation	—	—	(5.1)	(0.3)	17.9	—	—	12.8
Shares purchased under share repurchase program	—	—	—	0.8	(115.5)	—	—	(115.5)
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.8)	—	(11.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42.7)	(42.7)
Balance, March 31, 2020	75.3	$18.8	$267.6	1.7	$(215.7)	$1,611.8	$(192.3)	$1,490.2
Net income	—	—	—	—	—	91.2	—	91.2
Activity related to stock-based compensation	—	—	(4.5)	(0.2)	24.9	—	—	20.4
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	4.5
Balance, June 30, 2020	75.3	$18.8	$263.1	1.5	$(190.8)	$1,703.0	$(187.8)	$1,606.3
Net income	—	—	—	—	—	82.3	—	82.3
Activity related to stock-based compensation	—	—	5.1	(0.1)	8.8	—	—	13.9
Dividends declared ($0.16 per share)	—	—	—	—	—	(11.9)	—	(11.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	28.3	28.3
Balance, September 30, 2020	75.3	$18.8	$268.2	1.4	$(182.0)	$1,773.4	$(159.5)	$1,718.9

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2021, there were 2,485,724 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2021, we granted 159,932 stock options at a weighted average exercise price of $277.23 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $63.72 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 0.7%; expected life of 5.6 years based on prior experience; stock volatility of 23.9% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2021, we granted 36,902 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $331.56 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the nine months ended September 30, 2021, we granted 5,109 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $292.42 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $11.4 million and $27.5 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, stock-based compensation expense was $10.0 million and $27.6 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.1	$0.4	$—	$—	$0.1	$0.4
Interest cost	1.6	1.7	—	—	1.6	1.7
Expected return on assets	(2.9)	(2.8)	—	—	(2.9)	(2.8)
Amortization of prior service credit	—	0.1	(0.1)	(0.2)	(0.1)	(0.1)
Recognized actuarial losses (gains)	0.5	0.4	(0.3)	(0.6)	0.2	(0.2)
Settlements	—	1.1	—	—	—	1.1
Net periodic benefit cost	$(0.7)	$0.9	$(0.4)	$(0.8)	$(1.1)	$0.1

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
U.S. plans	$(0.9)	$0.5	$(0.4)	$(0.8)	$(1.3)	$(0.3)
International plans	0.2	0.4	—	—	0.2	0.4
Net periodic benefit cost	$(0.7)	$0.9	$(0.4)	$(0.8)	$(1.1)	$0.1

The components of net periodic benefit cost for the nine months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.9	$1.0	$—	$—	$0.9	$1.0
Interest cost	4.5	5.5	0.1	0.1	4.6	5.6
Expected return on assets	(9.0)	(8.8)	—	—	(9.0)	(8.8)
Amortization of prior service credit	0.1	0.1	(0.3)	(0.5)	(0.2)	(0.4)
Recognized actuarial losses (gains)	1.5	1.4	(1.2)	(1.4)	0.3	—
Settlements	0.7	3.4	—	—	0.7	3.4
Net periodic benefit cost	$(1.3)	$2.6	$(1.4)	$(1.8)	$(2.7)	$0.8

	Pension benefits		Other retirement benefits		Total
($ in millions)	2021	2020	2021	2020	2021	2020
U.S. plans	$(2.4)	$1.5	$(1.4)	$(1.8)	$(3.8)	$(0.3)
International plans	1.1	1.1	—	—	1.1	1.1
Net periodic benefit cost	$(1.3)	$2.6	$(1.4)	$(1.8)	$(2.7)	$0.8

During the nine months ended September 30, 2021, we recorded a $0.7 million pension settlement charge within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Restructuring and related charges	$0.4	$4.5	$2.5	$4.5
Fixed asset impairments and loss (gain) on sale of equipment	0.2	0.9	0.6	7.2
Contingent consideration	0.1	0.8	0.9	0.9
Foreign exchange transaction losses (gains)	0.4	1.0	(2.5)	(4.5)
Other items	0.7	(0.5)	1.5	(1.9)
Total other expense (income)	$1.8	$6.7	$3.0	$6.2

Restructuring and Related Charges

In July 2020, our Board of Directors approved a restructuring plan designed to optimize certain organizational structures within the Company to better support our continued growth and business priorities. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan was originally expected to require restructuring and related charges of approximately $15 million to $17 million, with annualized savings being in the range of $3.5 million to $4.5 million. Due to the recent increase in customer demand, the Company will no longer proceed with certain portions of the plan, thus reducing the total expected charges to be approximately $9 million to $11 million. Similarly, annualized savings are now expected to be in the range of $0.9 million to $1.6 million. Since its approval, we recorded a net pre-tax amount equal to $7.1 million in restructuring and related charges associated with this plan.

The following table presents activity related to our restructuring obligations related to our 2020 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2020	$4.6	$—	$4.6
Charges	1.0	1.5	2.5
Cash payments	(1.4)	(0.9)	(2.3)
Balance, September 30, 2021	$4.2	$0.6	$4.8

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

The following table presents activity related to our restructuring obligations related to our 2018 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2020	$0.1	$0.1
Cash payments	(0.1)	(0.1)
Balance, September 30, 2021	$—	$—

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other Items

During the three months ended September 30, 2021, we recorded a net loss of $0.9 million on the sale of one of the Company's cost investments. During the nine months ended September 30, 2021, we recorded a net loss in our cost investment activity of $1.8 million, inclusive of an impairment charge of $2.2 million for one of the Company's cost investments. For the three and nine months ended September 30, 2020, there was no activity related to our cost investments.

During both the three and nine months ended September 30, 2021 and 2020, we recorded development income of $0.2 million and $0.6 million, respectively, related to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. Please refer to Note 3, Revenue, for additional information.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $12.0 million and $21.1 million for the three months ended September 30, 2021 and 2020, respectively, and the effective tax rate was 6.6% and 21.6%, respectively. The provision for income taxes was $73.0 million and $52.1 million for the nine months ended September 30, 2021 and 2020, respectively, and the effective tax rate was 12.9% and 18.2%, respectively. The reduction in effective tax rates for the three and nine months ended September 30, 2021 is the result of the Company's prepayment of future royalties from one of its subsidiaries, which resulted in a $20.4 million tax benefit.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net sales:
Proprietary Products	$577.0	$421.5	$1,708.0	$1,194.5
Contract-Manufactured Products	129.7	126.6	393.2	372.5
Intersegment sales elimination	(0.2)	(0.1)	(0.4)	(0.3)
Consolidated net sales	$706.5	$548.0	$2,100.8	$1,566.7

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Operating profit (loss):
Proprietary Products	$195.5	$107.5	$594.3	$312.9
Contract-Manufactured Products	16.8	18.8	51.9	52.1
Total business and segment operating profit	$212.3	$126.3	$646.2	$365.0
Corporate and Unallocated
Stock-based compensation expense	$(11.4)	$(10.0)	$(27.5)	$(27.6)
Corporate general costs (1)	(18.1)	(12.4)	(45.5)	(39.5)
Unallocated Items:
Restructuring and severance related charges	(0.3)	(4.5)	(2.5)	(6.7)
Amortization of Acquisition-related Intangible Assets (2)	(0.2)	(0.2)	(0.6)	(0.4)
Cost investment activity	(0.9)	—	(1.8)	—
Total Corporate and Unallocated	(30.9)	(27.1)	(77.9)	(74.2)
Total consolidated operating profit	$181.4	$99.2	$568.3	$290.8
Other expense, net	0.3	1.5	1.3	4.6
Income before income taxes	$181.1	$97.7	$567.0	$286.2

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

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

2021 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2021:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2021 GAAP	$181.4	$12.0	$175.6	$2.31
Unallocated items:
Restructuring and related charges	0.3	0.1	0.2	—
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Cost investment activity (3)	0.9	0.2	0.7	0.01
Royalty acceleration (5)	—	20.4	(20.4)	(0.27)
Three months ended September 30, 2021 adjusted amounts (non-U.S. GAAP)	$182.8	$32.7	$156.8	$2.06

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2021 GAAP	$568.3	$73.0	$514.1	$6.78
Unallocated items:
Restructuring and related charges	2.5	0.6	1.9	0.02
Pension settlement (1)	—	0.2	0.6	0.01
Amortization of acquisition-related intangible assets (2)	0.6	0.1	2.1	0.03
Cost investment activity (3)	1.8	(0.1)	1.9	0.02
Tax law changes (4)	—	1.4	(1.4)	(0.02)
Royalty acceleration (5)	—	20.4	(20.4)	(0.27)
Nine months ended September 30, 2021 adjusted amounts (non-U.S. GAAP)	$573.2	$95.6	$498.8	$6.57

During the three and nine months ended September 30, 2021, we recorded a tax benefit of $8.4 million and $26.9 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2020:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2020 GAAP	$99.2	$21.1	$82.3	$1.09
Unallocated items:
Pension settlement (1)	—	0.3	0.8	0.01
Restructuring and severance related charges	4.5	1.1	3.4	0.04
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Three months ended September 30, 2020 adjusted amounts (non-U.S. GAAP)	$103.9	$22.5	$87.2	$1.15

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2020 GAAP	$290.8	$52.1	$247.8	$3.28
Unallocated items:
Pension settlement (1)	—	0.8	2.6	0.03
Restructuring and severance related charges	6.7	1.7	5.0	0.06
Amortization of acquisition-related intangible assets (2)	0.4	0.1	2.9	0.04
Nine months ended September 30, 2020 adjusted amounts (non-U.S. GAAP)	$297.9	$54.7	$258.3	$3.41

During the three and nine months ended September 30, 2020, we recorded a tax benefit of $2.0 million and $14.0 million, respectively, associated with stock-based compensation.

(1)The Company recorded a pension settlement charge within other nonoperating (income) expense, as it determined that normal-course lump-sum payments for our U.S. qualified, and in 2020 our non-qualified, defined benefit pension plan exceeded the threshold for settlement accounting.

(2)During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.6 million, respectively, or amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and nine months ended September 30, 2020 the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $2.5 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(3)During the three months ended September 30, 2021, we recorded a net loss on the sale of one of the Company's cost investments. During the nine months ended September 30, 2021, we recorded an impairment charge on one of our cost investments, partially offset by the gain on the sale of a cost investment.

(4)During the nine months ended September 30, 2021, the Company recorded a tax benefit of $1.4 million due to the impact of a United Kingdom tax law change enacted during the period.

(5)During the three and nine months ended September 30, 2021, the Company prepaid future royalties from one of its subsidiaries, which resulted in a $20.4 million tax benefit.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percentage Change
($ in millions)	2021	2020	As-Reported	Organic
Proprietary Products	$577.0	$421.5	36.9%	35.7%
Contract-Manufactured Products	129.7	126.6	2.4%	2.1%
Intersegment sales elimination	(0.2)	(0.1)	—	—
Consolidated net sales	$706.5	$548.0	28.9%	27.9%

Consolidated net sales increased by $158.5 million, or 28.9%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $5.5 million.

Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2021 increased by $153.0 million, or 27.9%, as compared to the same period in 2020.

Proprietary Products – Proprietary Products net sales increased by $155.5 million, or 36.9%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $5.0 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2021 increased by $150.5 million, or 35.7%, as compared to the same period in 2020, primarily due to growth in our high-value product offerings, including Westar®, NovaPure®, and FluroTec®-coated components. The three months ended September 30, 2021 included approximately $115 million in COVID-19 related activity for vaccines, antiviral treatments and treatment of underlying COVID-19 symptoms. The three months ended September 30, 2020 included approximately $32 million in COVID-19 related activity for antiviral treatments and treatment of underlying COVID-19 symptoms.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $3.1 million, or 2.4%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $0.5 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2021 increased by $2.6 million, or 2.1%, as compared to the same period in 2020, due to an increase in the sale of healthcare-related medical devices.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Percentage Change
($ in millions)	2021	2020	As-Reported	Organic
Proprietary Products	$1,708.0	$1,194.5	43.0%	38.1%
Contract-Manufactured Products	393.2	372.5	5.6%	3.1%
Intersegment sales elimination	(0.4)	(0.3)	—	—
Consolidated net sales	$2,100.8	$1,566.7	34.1%	29.8%

Consolidated net sales increased by $534.1 million, or 34.1%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $67.2 million. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2021 increased by $466.9 million, or 29.8%, as compared to the same period in 2020.

Proprietary Products – Proprietary Products net sales increased by $513.5 million, or 43.0%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $57.9 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2021 increased by $455.6 million, or 38.1%, as compared to the same period in 2020, primarily due to growth in our high-value product offerings, including Westar®, NovaPure®, Daikyo®, and FluroTec®-coated components. The nine months ended September 30, 2021 included approximately $335 million in COVID-19 related activity for vaccines, antiviral treatments and treatment of underlying COVID-19 symptoms. The nine months ended September 30, 2020 included approximately $52 million in COVID-19 related activity for antiviral treatments and treatment of underlying COVID-19 symptoms.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $20.7 million, or 5.6%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $9.3 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2021 increased by $11.4 million, or 3.1%, as compared to the same period in 2020, due to an increase in the sale of healthcare-related medical devices.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Proprietary Products:
Gross profit	$267.3	$171.9	$811.5	$492.8
Gross profit margin	46.3%	40.8%	47.5%	41.3%
Contract-Manufactured Products:
Gross profit	$20.9	$22.7	$63.7	$63.9
Gross profit margin	16.1%	17.9%	16.2%	17.2%
Consolidated gross profit	$288.2	$194.6	$875.2	$556.7
Consolidated gross profit margin	40.8%	35.5%	41.7%	35.5%

Consolidated gross profit increased by $93.6 million, or 48.1%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.6 million for the three months ended September 30, 2021, as compared to the same period in 2020. Consolidated gross profit margin increased by 5.3 margin points for the three months ended September 30, 2021, as compared to the same period in 2020.

Consolidated gross profit increased by $318.5 million, or 57.2% for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $25.7 million for the nine months ended September 30, 2021, as compared to the same period in 2020. Consolidated gross profit margin increased by 6.2 margin points for the nine months ended September 30, 2021, as compared to the same period in 2020.

Proprietary Products - Proprietary Products gross profit increased by $95.4 million, or 55.5%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.5 million. Proprietary Products gross profit margin increased by 5.5 margin points for the three months ended September 30, 2021, as compared to the same periods in 2020, due to a favorable mix of products sold, sales price increases and production efficiencies, partially offset by increased overhead costs including compensation costs.

Proprietary Products gross profit increased by $318.7 million, or 64.7%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $23.9 million. Proprietary Products gross profit margin increased by 6.2 margin points for the nine months ended September 30, 2021, as compared to the same period in 2020, due to a favorable mix of products sold, sales price increases and production efficiencies, partially offset by increased overhead costs including compensation costs.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $1.8 million, or 7.9%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $0.1 million. Contract-Manufactured Products gross profit margin decreased by 1.8 margin points for the three months ended September 30, 2021, as compared to the same period in 2020, due to unfavorable mix of products sold and timing of the pass-through of raw material price increases to customers.

Contract-Manufactured Products gross profit decreased by $0.2 million, or 0.3%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.8 million. Contract-Manufactured Products gross profit margin decreased by 1.0 margin points for the nine months ended September 30, 2021, as compared to the same period in 2020, due to unfavorable mix of products sold and timing of the pass-through of raw material price increases to customers, partially offset by production efficiencies.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Proprietary Products	$13.1	$12.5	$39.1	$34.0
Contract-Manufactured Products	—	—	—	—
Consolidated R&D costs	$13.1	$12.5	$39.1	$34.0

Consolidated R&D costs increased by $0.6 million, or 4.8%, and $5.1 million, or 15.0%, for the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020. Efforts remain focused on the continued investment in self-injection systems development, fluid transfer admixture devices, elastomeric packaging components, and formulation development.

All of the R&D costs incurred during the three and nine months ended September 30, 2021 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Proprietary Products	$58.5	$50.6	$180.0	$144.7
Contract-Manufactured Products	3.9	3.7	11.4	11.4
Corporate	29.5	21.9	73.4	69.6
Consolidated SG&A costs	$91.9	$76.2	$264.8	$225.7
SG&A as a % of net sales	13.0%	13.9%	12.6%	14.4%

Consolidated SG&A costs increased by $15.7 million, or 20.6%, for the three months ended September 30, 2021, as compared to the same period in 2020, due to an increase in compensation costs, costs related to professional services and an unfavorable foreign currency translation impact of $0.4 million.

Consolidated SG&A costs increased by $39.1 million, or 17.3%, for the nine months ended September 30, 2021, as compared to the same period in 2020, due to an increase in compensation costs and an unfavorable foreign currency translation impact of $4.5 million.

Proprietary Products - Proprietary Products SG&A costs increased by $7.9 million, or 15.6%, for the three months ended September 30, 2021, as compared to the same period in 2020. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs and costs related to professional services.

Proprietary Products SG&A costs increased by $35.3 million, or 24.4%, for the nine months ended September 30, 2021, as compared to the same period in 2020. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs, costs related to professional services and an unfavorable foreign currency translation impact of $4.2 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $0.2 million, or 5.4% for the three months ended September 30, 2021, as compared to the same period in 2020, and remained consistent for the nine months ended September 30, 2021, as compared to the same period in 2020.

Corporate - Corporate SG&A costs increased by $7.6 million, or 34.7%, for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in compensation costs and costs related to professional services.

Corporate SG&A costs increased by $3.8 million, or 5.5%, for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in compensation costs and costs related to professional services.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Proprietary Products	$0.2	$1.3	$(1.9)	$1.2
Contract-Manufactured Products	0.2	0.2	0.4	0.4
Corporate and unallocated	1.4	5.2	4.5	4.6
Consolidated other expense	$1.8	$6.7	$3.0	$6.2

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, development and licensing income, contingent consideration, fixed asset impairments and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other expense (income) changed by $4.9 million for the three months ended September 30, 2021, as compared to the same period in 2020, due to a decrease in restructuring and related charges, and fixed asset impairments recorded within the Proprietary Products segment, offset by a net loss recorded in the three months ended September 30, 2021 as a result of the sale one of the Company's cost investments.

Consolidated other expense (income) changed by $3.2 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due to a decrease in restructuring and related charges, and fixed asset impairments recorded within the Proprietary Products segment, offset by a net loss recorded in the nine months ended September 30, 2021 as a result of activity related to the Company's cost investments.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Proprietary Products	$195.5	$107.5	$594.3	$312.9
Contract-Manufactured Products	16.8	18.8	51.9	52.1
Corporate	(29.5)	(22.4)	(73.0)	(67.1)
Adjusted consolidated operating profit	$182.8	$103.9	$573.2	$297.9
Adjusted consolidated operating profit margin	25.9%	19.0%	27.3%	19.0%
Unallocated items	(1.4)	(4.7)	(4.9)	(7.1)
Consolidated operating profit	$181.4	$99.2	$568.3	$290.8
Consolidated operating profit margin	25.7%	18.1%	27.1%	18.6%

Consolidated operating profit increased by $82.2 million, or 82.9%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.2 million for the three months ended September 30, 2021, as compared to the same period in 2020.

Consolidated operating profit increased by $277.5 million, or 95.4%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $20.8 million for the nine months ended September 30, 2021, as compared to the same period in 2020.

Proprietary Products - Proprietary Products operating profit increased by $88.0 million, or 81.9%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.1 million, due to the factors described above, most notably the sales increase in our high-value product offerings, inclusive of COVID-19 related activity.

Proprietary Products operating profit increased by $281.4 million, or 89.9%, for the nine months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $19.3 million, due to the factors described above, most notably due to the sales increase in our high-value product offerings, inclusive of COVID-19 related activity.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $2.0 million, or 10.6%, for the three months ended September 30, 2021, as compared to the same period in 2020, including a favorable foreign currency translation impact of $0.1 million, due to the factors described above, most notably due an unfavorable mix of products sold and timing of the pass-through of raw material price increases to customers.

Contract-Manufactured Products operating profit decreased by $0.2 million, or 0.4%, for the nine months ended September 30, 2021, respectively, as compared to the same period in 2020, including a favorable foreign currency translation impact of $1.5 million, due to the factors described above.

Corporate- Corporate costs increased by $7.1 million, or 31.7%, for the three months ended September 30, 2021, as compared to the same period in 2020, due to the factors described above.

Corporate costs increased by $5.9 million, or 8.8%, for the nine months ended September 30, 2021, respectively, as compared to the same period in 2020, due to the factors described above.

Unallocated items – Other unallocated items during the three months ended September 30, 2021 consisted of $0.3 million in restructuring and related costs, $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020, and a net loss of $0.9 million on the sale of one of the Company's cost investments.

Other unallocated items during the nine months ended September 30, 2021 consisted of $2.5 million in restructuring and related costs, $0.6 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020, and a net loss in our cost investment activity of $1.8 million.

Other unallocated items during the three months ended September 30, 2020 consisted of $4.5 million in restructuring and related costs and $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020. Other unallocated items during the nine months ended September 30, 2020 consisted of $4.5 million in restructuring and related charges, $2.2 million in severance related costs, and $0.4 million of amortization expense associated with an acquisition of an intangible asset. Please refer to Note 15, Other Expense (Income), for further discussion of these items.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest expense	$2.7	$2.4	$7.6	$7.1
Capitalized interest	(0.9)	(0.3)	(2.0)	(1.0)
Interest income	(0.4)	(0.2)	(0.7)	(1.2)
Interest expense, net	$1.4	$1.9	$4.9	$4.9

Interest expense, net, decreased by $0.5 million, or 26.3%, for the three months ended September 30, 2021, as compared to the same period in 2020, and remained consistent for the nine months ended September 30, 2021, as compared to the same period in 2020.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense changed by $0.7 million for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to the pension settlement charge recorded in 2020. In the three months ended September 30, 2020, we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Other nonoperating (income) expense changed by $3.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to a reduction in the pension settlement charge and by a decrease in U.S. pension interest cost. In each nine month period, we determined that normal-course lump-sum payments for our U.S. qualified, and non-qualified in 2020, defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Income Tax Expense
The provision for income taxes was $12.0 million and $21.1 million for the three months ended September 30, 2021 and 2020, respectively, and the effective tax rate was 6.6% and 21.6%, respectively.

The decrease in the effective tax rate is primarily due to the Company's prepayment of future royalties from one of its subsidiaries, which resulted in a $20.4 million tax benefit for the three months ended September 30, 2021.

The provision for income taxes was $73.0 million and $52.1 million for the nine months ended September 30, 2021 and 2020, respectively, and the effective tax rate was 12.9% and 18.2%, respectively. The decrease in the effective tax rate is primarily due to the Company's prepayment of future royalties from one of its subsidiaries, which resulted in a $20.4 million tax benefit for the nine months ended September 30, 2021.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies represents the contribution to earnings from our 49% ownership interest in Daikyo, and our 49% ownership interest in five companies majority-owned by a long-time partner located in Mexico. Please refer to Note 7, Affiliated Companies, for further discussion. Equity in net income of affiliated companies increased by $0.8 million for the three months ended September 30, 2021, as compared to the same period in 2020, due to favorable operating results at Daikyo and the Mexico affiliates.

Equity in net income of affiliated companies increased by $6.4 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due to favorable operating results at Daikyo and the Mexico affiliates and reduction in amortization expense related to our increase in ownership interest in Daikyo of $0.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2021	2020
Net cash provided by operating activities	$423.2	$323.8
Net cash used in investing activities	$(175.7)	$(121.9)
Net cash used in financing activities	$(161.9)	$(128.4)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $99.4 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to improved operating results, offset by increases in working capital and timing of tax payments in 2021.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $53.8 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due to the increase in capital expenditures in 2021 to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $33.5 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in purchases under our share repurchases.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$688.0	$615.5
Accounts receivable, net	$476.4	$385.3
Inventories	$353.8	$321.3
Accounts payable	$207.7	$213.1
Debt	$254.1	$255.2
Equity	$2,202.3	$1,854.5
Working capital	$1,039.7	$870.3

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2021 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2021 included $234.2 million of cash held by subsidiaries within the U.S., and $453.8 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2021, we purchased 479,000 shares of our common stock under the share repurchase program at a cost of $137.1 million, or an average price of $286.23 per share.

Working capital – Working capital at September 30, 2021 increased by $169.4 million, or 19.5%, as compared to December 31, 2020, which includes an unfavorable foreign currency translation impact of $18.9 million. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable, inventories, and total current liabilities increased by $85.5 million, $104.1 million, $42.1 million, and $66.4 million, respectively. The increase in accounts receivable was due to increased sales activity. The increase in inventories that occurred in the period was to ensure we have sufficient inventory on hand to support the needs of our customers. The increase in total current liabilities was primarily due to the reclassification of a portion of the Company's debt from long-term to short-term.

Debt and credit facilities – The $1.1 million decrease in total debt at September 30, 2021, as compared to December 31, 2020, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At September 30, 2021, we had no outstanding borrowings under the Credit Facility. At September 30, 2021, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $297.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2021, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2020 Annual Report. During the three months ended September 30, 2021, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2021, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2020 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2020 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were issued but not yet adopted, during the three months ended September 30, 2021, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2021, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2020 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, there were no purchases of our common stock made by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.

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

October 28, 2021

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

4.3	Article I and V of our Bylaws, as amended through May 5, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended March 31, 2015, filed May 6, 2015).
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	LIBOR Transition Amendment to the Credit Agreement, dated as of March 28, 2019, between West, each of the lenders party thereto from time to time, and Bank of America, N.A
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