Form 10-Q
period 2022-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2022-07-28
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☑
As of July 18, 2022, there were 74,047,987 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$771.3	$723.6	$1,491.3	$1,394.3
Cost of goods and services sold	449.8	408.5	885.2	807.3
Gross profit	321.5	315.1	606.1	587.0
Research and development	14.4	13.8	29.0	26.0
Selling, general and administrative expenses	81.5	92.7	164.9	172.9
Other (income) expense (Note 15)	(2.8)	(2.7)	(5.9)	1.2
Operating profit	228.4	211.3	418.1	386.9
Interest expense, net	1.8	1.9	4.0	3.8
Interest income	(0.4)	(0.2)	(0.7)	(0.3)
Other nonoperating (income) expense	(0.2)	(1.4)	(0.2)	(2.5)
Income before income taxes	227.2	211.0	415.0	385.9
Income tax expense	44.2	32.3	65.4	61.0
Equity in net income of affiliated companies	(5.5)	(8.6)	(12.7)	(13.6)
Net income	$188.5	$187.3	$362.3	$338.5

Net income per share:
Basic	$2.53	$2.53	$4.87	$4.58
Diluted	$2.48	$2.47	$4.77	$4.47

Weighted average shares outstanding:
Basic	74.4	74.0	74.4	74.0
Diluted	75.8	75.7	75.9	75.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$188.5	$187.3	$362.3	$338.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $1.7, $0.3, $2.7 and $1.7, respectively	(64.4)	5.7	(86.5)	(22.7)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.6, $0.0, $0.9, and $0.2, respectively	1.9	0.1	2.8	0.7
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	—	(0.1)	—
Net (loss) gain on derivatives, net of tax of $0.0, $0.8, $(0.8) and $0.0, respectively	(0.9)	1.2	(2.5)	(0.6)
Other comprehensive (loss) income, net of tax	(63.5)	7.0	(86.3)	(22.6)
Comprehensive income	$125.0	$194.3	$276.0	$315.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$718.5	$762.6
Accounts receivable, net	528.4	489.0
Inventories	411.6	378.4
Other current assets	112.6	112.0
Total current assets	1,771.1	1,742.0
Property, plant and equipment	2,246.0	2,215.0
Less: accumulated depreciation and amortization	1,168.6	1,157.5
Property, plant and equipment, net	1,077.4	1,057.5
Operating lease right-of-use assets	76.9	69.3
Investments in affiliated companies	193.3	207.7
Goodwill	106.6	109.9
Intangible assets, net	20.0	23.0
Deferred income taxes	49.4	48.5
Pension and other postretirement benefits	17.6	16.7
Other noncurrent assets	49.4	39.2
Total Assets	$3,361.7	$3,313.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$44.2	$44.2
Accounts payable	220.0	232.2
Pension and other postretirement benefits	2.4	2.4
Accrued salaries, wages and benefits	78.8	116.3
Income taxes payable	32.7	26.3
Operating lease liabilities	10.3	9.3
Other current liabilities	176.7	163.4
Total current liabilities	565.1	594.1
Long-term debt	207.8	208.8
Deferred income taxes	1.2	4.9
Pension and other postretirement benefits	36.8	40.5
Operating lease liabilities	70.2	63.0
Deferred compensation benefits	21.4	28.9
Other long-term liabilities	34.8	38.2
Total Liabilities	937.3	978.4

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 74.0 million and 74.2 million	18.8	18.8
Capital in excess of par value	225.3	249.0
Retained earnings	2,792.5	2,456.7
Accumulated other comprehensive loss	(245.9)	(159.6)
Treasury stock, at cost (1.3 million and 1.1 million shares)	(366.3)	(229.5)
Total Equity	2,424.4	2,335.4
Total Liabilities and Equity	$3,361.7	$3,313.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$362.3	$338.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57.9	55.7
Amortization	1.8	2.2
Stock-based compensation	11.0	16.2
Pension settlement charge	1.2	0.7
Contingent consideration payments in excess of acquisition-date liability	(0.8)	(0.8)
Other non-cash items, net	(11.4)	(10.9)
Changes in assets and liabilities	(97.7)	(168.5)
Net cash provided by operating activities	324.3	233.1

Cash flows from investing activities:
Capital expenditures	(131.9)	(111.6)
Other, net	(2.4)	1.2
Net cash used in investing activities	(134.3)	(110.4)

Cash flows from financing activities:
Repayments of long-term debt	(1.1)	(1.1)
Debt issuance costs	(1.3)	—
Dividend payments	(26.5)	(25.2)
Proceeds from stock-based compensation awards	10.7	17.8
Employee stock purchase plan contributions	4.1	3.9
Shares purchased under share repurchase programs	(175.7)	(137.1)
Shares repurchased for employee tax withholdings	(19.1)	(14.4)
Net cash used in financing activities	(208.9)	(156.1)
Effect of exchange rates on cash	(25.2)	(5.9)
Net (decrease) increase in cash and cash equivalents	(44.1)	(39.3)

Cash, including cash equivalents at beginning of period	762.6	615.5
Cash, including cash equivalents at end of period	$718.5	$576.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2022, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Biologics	43%	41%	43%	40%
Generics	18%	16%	17%	17%
Pharma	24%	24%	24%	24%
Contract-Manufactured Products	15%	19%	16%	19%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
High-Value Product Components	57%	55%	56%	54%
High-Value Product Delivery Devices	5%	4%	5%	4%
Standard Packaging	23%	22%	23%	23%
Contract-Manufactured Products	15%	19%	16%	19%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	47%	43%	46%	45%
Europe, Middle East, Africa	45%	47%	45%	45%
Asia Pacific	8%	10%	9%	10%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2021	$14.6
Contract assets, June 30, 2022	14.8
Change in contract assets - increase (decrease)	$0.2

Deferred income, December 31, 2021	$(61.3)
Deferred income, June 30, 2022	(65.9)
Change in deferred income - (increase) decrease	$(4.6)

During the six months ended June 30, 2022, $17.5 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of June 30, 2022, there was $3.4 million of unearned income related to this payment, of which $0.9 million was included in other current liabilities and $2.5 million was included in other long-term liabilities. The unearned income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$188.5	$187.3	$362.3	$338.5
Weighted average common shares outstanding	74.4	74.0	74.4	74.0
Dilutive effect of equity awards, based on the treasury stock method	1.4	1.7	1.5	1.8
Weighted average shares assuming dilution	75.8	75.7	75.9	75.8

During the three months ended June 30, 2022 and 2021, there were 0.1 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.1 million and 0.1 million antidilutive shares outstanding during the six months ended June 30, 2022 and 2021, respectively.

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

During the three months ended June 30, 2022, we purchased 86,667 shares of our common stock under the program at a cost of $28.6 million, or an average price of $329.40 per share. During the six months ended June 30, 2022, we purchased 476,667 shares of our common stock under the program at a cost of $175.7 million, or an average price of $368.54 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	June 30, 2022	December 31, 2021
Raw materials	$177.3	$153.8
Work in process	69.0	63.5
Finished goods	165.3	161.1
	$411.6	$378.4

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Operating lease cost	$3.4	$3.1	$6.7	$6.2
Short-term lease cost	0.4	0.3	0.8	0.5
Variable lease cost	1.0	1.4	2.4	2.2
Total lease cost	$4.8	$4.8	$9.9	$8.9

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.1	$3.1	$6.3	$6.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.8	$0.3	$15.5	$0.8

As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 10.0 and 10.7 years, respectively.

As of June 30, 2022 and December 31, 2021, the weighted average discount rate was 3.46% and 3.58%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	June 30,	December 31,
Year	2022	2021
2022 (remaining period as of )	$6.6	$11.5
2023	12.3	10.7
2024	11.6	10.0
2025	9.7	8.2
2026	8.7	7.3
Thereafter	46.3	38.7
	95.2	86.4
Less: imputed lease interest	(14.7)	(14.1)
Total lease liabilities	$80.5	$72.3

Note 7:  Affiliated Companies

At June 30, 2022 and December 31, 2021, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $183.2 million and $201.2 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $10.1 million and $6.5 million, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $50.6 million and $97.6 million, respectively, for the three and six months ended June 30, 2022, as compared to $47.6 million and $85.6 million, respectively, for the same period in 2021. As of June 30, 2022 and December 31, 2021, the payable balance due to affiliates was $33.8 million and $25.5 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $3.6 million and $7.6 million, respectively, for the three and six months ended June 30, 2022, as compared to $3.1 million and $6.0 million, respectively, for the same periods in 2021. As of June 30, 2022 and December 31, 2021, the receivable balance due from affiliates was $3.0 million and $2.3 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2021 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of June 30, 2022.

($ in millions)	June 30, 2022	December 31, 2021
Term Loan, due December 31, 2024 (3.03%)	$84.4	$85.5
Series A notes, due July 5, 2022 (3.67%)	42.0	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	252.4	253.5
Less: unamortized debt issuance costs	0.4	0.5
Total debt	252.0	253.0
Less: current portion of long-term debt	44.2	44.2
Long-term debt, net	$207.8	$208.8

Consistent with the Series A notes defined maturity date, the Company paid the remaining principal balance of $42.0 million on July 5, 2022.

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

At June 30, 2022, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $497.6 million.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2022, we were in compliance with all of our debt covenants.

Term Loan

At June 30, 2022, we had $84.4 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $82.2 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both June 30, 2022 and December 31, 2021, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. We have also entered into a forward exchange contract, designated as a fair value hedge, to manage our exposure to fluctuating foreign exchange rates on certain cross-currency intercompany payables. As of June 30, 2022, the total amount of this forward exchange contract was SGD 33.2 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of June 30, 2022, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
USD	16.0	—	13.9
JPY	5,786.7	24.0	22.3
SGD	91.3	45.3	20.4

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of June 30, 2022, the notional amount of the cross-currency swap is ¥9.2 billion ($84.4 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin.

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

From November 2017 through June 2022, we purchased several series of call options for a total of 784,299 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of June 30, 2022, we had outstanding contracts to purchase 257,999 barrels of crude oil from June 2022 to March 2024, at a weighted-average strike price of $107.02 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2022 and December 31, 2021.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2022	2021	2022	2021
Fair Value Hedges:
Hedged item (intercompany loan)	$(11.7)	$4.8	$(21.3)	$(5.1)	Other (income) expense
Derivative designated as hedging instrument	11.7	(4.8)	21.3	5.1	Other (income) expense
Amount excluded from effectiveness testing	1.4	0.6	2.2	1.2	Other (income) expense
Total	$1.4	$0.6	$2.2	$1.2

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three and six months ended June 30, 2022 and 2021 were $0.9 million, $1.7 million, and $0.6 million, $1.2 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Fair Value Hedges
Foreign currency hedge contracts	$1.9	$0.2	$(1.2)	$0.4	Other (income) expense
Total	$1.9	$0.2	$(1.2)	$0.4
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$(0.4)	$(0.3)	$0.5	Net sales
Foreign currency hedge contracts	(2.3)	(0.9)	1.0	1.5	Cost of goods and services sold
Forward treasury locks	—	—	—	—	Interest expense
Total	$(2.3)	$(1.3)	$0.7	$2.0
Net Investment Hedges:
Cross-currency swap	$5.6	$0.4	$—	$—	Other (income) expense
Total	$5.6	$0.4	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Fair Value Hedges
Foreign currency hedge contracts	$0.7	$(0.4)	$(1.2)	$0.8	Other (income) expense
Total	$0.7	$(0.4)	$(1.2)	$0.8
Cash Flow Hedges:
Foreign currency hedge contracts	$0.4	$(0.7)	$(0.6)	$0.9	Net sales
Foreign currency hedge contracts	(3.4)	(2.8)	1.5	1.5	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(3.0)	$(3.5)	$1.0	$2.5
Net Investment Hedges:
Cross-currency swap	$8.9	$5.4	$—	$—	Other (income) expense
Total	$8.9	$5.4	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net sales	$(0.3)	$0.5	$(0.6)	$0.9
Cost of goods and services sold	1.0	1.5	1.5	1.5
Interest expense	—	—	0.1	0.1
Other (income) expense	(1.2)	0.4	(1.2)	0.8

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2022	2021	2022	2021
Commodity call options	$0.3	$0.7	$3.1	$1.1	Other (income) expense
Total	$0.3	$0.7	$3.1	$1.1

For the three and six months ended June 30, 2022 and 2021, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.9	$12.9	$—	$—
Foreign currency contracts	23.5	—	23.5	—
Cross-currency swap	16.0	—	16.0	—
Commodity call options	3.7	—	3.7
	$56.1	$12.9	$43.2	$—
Liabilities:
Contingent consideration	$4.0	$—	$—	$4.0
Deferred compensation liabilities	13.2	13.2	—	—
Foreign currency contracts	8.4	—	8.4	—
	$25.6	$13.2	$8.4	$4.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$15.5	$15.5	$—	$—
Foreign currency contracts	14.8	—	14.8	—
Cross-currency swap	4.4	—	4.4	—
Commodity call options	1.7	—	1.7	—
	$36.4	$15.5	$20.9	$—
Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Deferred compensation liabilities	16.1	16.1	—	—
Foreign currency contracts	3.4	—	3.4	—
	$23.2	$16.1	$3.4	$3.7

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2022, the estimated fair value of long-term debt was $206.0 million compared to a carrying amount of $207.8 million. At December 31, 2021, the estimated fair value of long-term debt was $217.9 million and the carrying amount was $208.8 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2022:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	(2.3)	(0.1)	1.6	(86.5)	(87.3)
Amounts reclassified out from accumulated other comprehensive (loss) income	(0.2)	—	1.2	—	1.0
Other comprehensive (loss) income, net of tax	(2.5)	(0.1)	2.8	(86.5)	(86.3)
Balance, June 30, 2022	$(3.7)	$1.4	$(29.0)	$(214.6)	$(245.9)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2021:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2020	$(1.9)	$0.6	$(40.5)	$(68.8)	$(110.6)
Other comprehensive (loss) income before reclassifications	(3.9)	—	0.1	(22.7)	(26.5)
Amounts reclassified out from accumulated other comprehensive (loss) income	3.3	—	0.6	—	3.9
Other comprehensive (loss) income, net of tax	(0.6)	—	0.7	(22.7)	(22.6)
Balance, June 30, 2021	$(2.5)	$0.6	$(39.8)	$(91.5)	$(133.2)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2022	2021	2022	2021
Gains (losses) on derivatives:
Foreign currency contracts	$0.4	$(0.5)	$0.7	$(1.0)	Net sales
Foreign currency contracts	(1.2)	(2.3)	(1.7)	(2.3)	Cost of goods and services sold
Foreign currency contracts	1.8	(0.6)	1.8	(1.2)	Other (income) expense
Forward treasury locks	(0.1)	(0.1)	(0.2)	(0.2)	Interest expense
Total before tax	0.9	(3.5)	0.6	(4.7)
Tax (expense) benefit	(0.4)	1.2	(0.4)	1.4
Net of tax	$0.5	$(2.3)	$0.2	$(3.3)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$—	$—	$—	$0.1	(a)
Actuarial losses	—	(0.1)	—	(0.2)	(a)
Settlements	(0.6)	(0.1)	(1.2)	(0.7)	(a)
Other	(0.4)	—	(0.4)	—
Total before tax	(1.0)	(0.2)	(1.6)	(0.8)
Tax benefit	0.3	0.1	0.4	0.2
Net of tax	$(0.7)	$(0.1)	$(1.2)	$(0.6)
Total reclassifications for the period, net of tax	$(0.2)	$(2.4)	$(1.0)	$(3.9)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2022:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net income	—	—	—	—	—	173.8	—	173.8
Activity related to stock-based compensation	—	—	(29.1)	(0.3)	29.2	—	—	0.1
Shares purchased under share repurchase program	—	—	—	0.4	(147.1)	—	—	(147.1)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.8)	(22.8)
Balance, March 31, 2022	75.3	$18.8	$219.9	1.2	$(347.4)	$2,617.3	$(182.4)	$2,326.2
Net income	—	—	—	—	—	188.5	—	188.5
Activity related to stock-based compensation	—	—	5.4	—	9.7	—	—	15.1
Shares purchased under share repurchase program	—	—	—	0.1	(28.6)	—	—	(28.6)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.3)	—	(13.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(63.5)	(63.5)
Balance, June 30, 2022	75.3	$18.8	$225.3	1.3	$(366.3)	$2,792.5	$(245.9)	$2,424.4

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2021:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2020	75.3	$18.8	$267.3	1.3	$(167.7)	$1,846.7	$(110.6)	$1,854.5
Net income	—	—	—	—	—	151.2	—	151.2
Activity related to stock-based compensation	—	—	(20.6)	(0.3)	23.1	—	—	2.5
Shares purchased under share repurchase program	—	—	—	0.5	(137.1)	—	—	(137.1)
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29.6)	(29.6)
Balance, March 31, 2021	75.3	$18.8	$246.7	1.5	$(281.7)	$1,985.4	$(140.2)	$1,829.0
Net income	—	—	—	—	—	187.3	—	187.3
Activity related to stock-based compensation	—	—	1.3	(0.2)	20.5	—	—	21.8
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	7.0	7.0
Balance, June 30, 2021	75.3	$18.8	$248.0	1.3	$(261.2)	$2,160.2	$(133.2)	$2,032.6

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At June 30, 2022, there were 1,701,231 shares remaining in the 2016 Plan for future grants.

During the six months ended June 30, 2022, we granted 113,828 stock options at a weighted average exercise price of $366.86 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $96.47 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.8%; expected life of 5.6 years based on prior experience; stock volatility of 25.0% based on historical data; and a dividend yield of 0.2%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2022, we granted 30,692 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $365.30 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the six months ended June 30, 2022, we granted 4,290 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $357.69 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $5.5 million and $11.0 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, stock-based compensation expense was $10.3 million and $16.2 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
Service cost	$0.3	$0.4	$—	$—	$0.3	$0.4
Interest cost	1.6	1.5	—	—	1.6	1.5
Expected return on assets	(2.4)	(3.0)	—	—	(2.4)	(3.0)
Amortization of prior service credit	—	0.1	—	(0.1)	—	—
Recognized actuarial losses (gains)	0.3	0.5	(0.3)	(0.4)	—	0.1
Settlements	0.6	0.1	—	—	0.6	0.1
Net periodic benefit cost	$0.4	$(0.4)	$(0.3)	$(0.5)	$0.1	$(0.9)

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
U.S. plans	$0.3	$(1.0)	$(0.3)	$(0.5)	$—	$(1.5)
International plans	0.1	0.6	—	—	0.1	0.6
Net periodic benefit cost	$0.4	$(0.4)	$(0.3)	$(0.5)	$0.1	$(0.9)

The components of net periodic benefit cost for the six months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
Service cost	$0.7	$0.8	$—	$—	$0.7	$0.8
Interest cost	3.2	2.9	—	0.1	3.2	3.0
Expected return on assets	(4.6)	(6.1)	—	—	(4.6)	(6.1)
Amortization of prior service credit	—	0.1	—	(0.2)	—	(0.1)
Recognized actuarial losses (gains)	0.7	1.0	(0.7)	(0.8)	—	0.2
Settlements	1.2	0.7	—	—	1.2	0.7
Net periodic benefit cost	$1.2	$(0.6)	$(0.7)	$(0.9)	$0.5	$(1.5)

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
U.S. plans	$0.7	$(1.6)	$(0.7)	$(0.9)	$—	$(2.5)
International plans	0.5	1.0	—	—	0.5	1.0
Net periodic benefit cost	$1.2	$(0.6)	$(0.7)	$(0.9)	$0.5	$(1.5)

During the three and six months ended June 30, 2022, we recorded a $0.6 million and $1.2 million pension settlement charge, respectively, within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

During the three and six months ended June 30, 2021, we recorded a $0.1 million and $0.7 million pension settlement charge, respectively, within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Restructuring and related charges	$(1.6)	$1.0	$(1.6)	$2.2
Fixed asset impairments and loss on sale of equipment	0.2	0.2	0.1	0.3
Contingent consideration	0.3	0.2	1.1	0.9
Foreign exchange transaction gains	(1.3)	(2.6)	(2.4)	(2.9)
Other items	(0.4)	(1.5)	(3.1)	0.7
Total other (income) expense	$(2.8)	$(2.7)	$(5.9)	$1.2

Restructuring and Related Charges

In July 2020, our Board of Directors approved a restructuring plan designed to optimize certain organizational structures within the Company to better support our continued growth and business priorities. These changes are expected to be implemented over a period of up to twenty-four months from the date of approval. The plan is expected to require restructuring and related charges of approximately $5 million to $6 million, with annualized savings in the range of $0.9 million to $1.6 million. Since its approval, we recorded a net pre-tax amount equal to $5.2 million in restructuring and related charges associated with this plan.

The following table presents activity related to our restructuring obligations related to our 2020 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2021	$2.8	$0.5	$3.3
(Credits) charges	(1.4)	(0.2)	(1.6)
Cash payments	(0.5)	(0.1)	(0.6)
Balance, June 30, 2022	$0.9	$0.2	$1.1

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other Items

During the three and six months ended June 30, 2022, we recorded a gain of $0.3 million and $3.1 million, respectively, related to oil hedges. During the three and six months ended June 30, 2021, we recorded a gain of $0.7 million and $1.1 million, respectively, related to oil hedges. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our hedging activity.

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

The provision for income taxes was $44.2 million and $32.3 million for the three months ended June 30, 2022 and 2021, respectively, and the effective tax rate was 19.5% and 15.3%, respectively. The increase in the effective tax rate is primarily due to a decrease in stock-based compensation deduction for the three months ended June 30, 2022 as compared to the same period in 2021. The provision for income taxes was $65.4 million and $61.0 million for the six months ended June 30, 2022 and 2021, respectively, and the effective tax rate was 15.8% and 15.8%, respectively.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net sales:
Proprietary Products	$653.7	$587.3	$1,255.0	$1,131.0
Contract-Manufactured Products	117.8	136.4	236.5	263.5
Intersegment sales elimination	(0.2)	(0.1)	(0.2)	(0.2)
Consolidated net sales	$771.3	$723.6	$1,491.3	$1,394.3

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Operating profit (loss):
Proprietary Products	$233.9	$216.2	$427.3	$398.8
Contract-Manufactured Products	14.2	18.7	33.3	35.1
Total business segment operating profit	$248.1	$234.9	$460.6	$433.9
Corporate and Unallocated
Stock-based compensation expense	$(5.5)	$(10.3)	$(11.0)	$(16.2)
Corporate general costs (1)	(15.6)	(13.4)	(32.7)	(27.3)
Unallocated Items:
Restructuring and severance related charges	1.6	(1.0)	1.6	(2.2)
Amortization of acquisition-related intangible assets (2)	(0.2)	(0.2)	(0.4)	(0.4)
Cost investment activity	—	1.3	—	(0.9)
Total Corporate and Unallocated	(19.7)	(23.6)	(42.5)	(47.0)
Total consolidated operating profit	$228.4	$211.3	$418.1	$386.9
Interest expense (income) and other nonoperating expense (income), net	1.2	0.3	3.1	1.0
Income before income taxes	$227.2	$211.0	$415.0	$385.9

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

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

Impact of COVID-19 and other Macroeconomic Factors

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

Through the six months ended June 30, 2022, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the Company is closely monitoring the broader impact that this war has on availability of raw materials, logistics and access to European energy sources.

2022 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2022:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2022 GAAP	$228.4	$44.2	$188.5	$2.48
Unallocated items:
Restructuring and severance related charges (1)	(1.6)	(0.4)	(1.2)	(0.01)
Pension settlement (2)	—	0.2	0.4	0.01
Amortization of acquisition-related intangible assets (3)	0.2	—	0.7	0.01
Royalty acceleration (4)	—	1.3	(1.3)	(0.02)
Three months ended June 30, 2022 adjusted amounts (non-U.S. GAAP)	$227.0	$45.3	$187.1	$2.47

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2022 GAAP	$418.1	$65.4	$362.3	$4.77
Unallocated items:
Restructuring and severance related charges (1)	(1.6)	(0.4)	(1.2)	(0.01)
Pension settlement (2)	—	0.3	0.9	0.01
Amortization of acquisition-related intangible assets (3)	0.4	—	1.4	0.02
Royalty acceleration (4)	—	1.3	(1.3)	(0.02)
Six months ended June 30, 2022 adjusted amounts (non-U.S. GAAP)	$416.9	$66.6	$362.1	$4.77

During the three and six months ended June 30, 2022, we recorded a tax benefit of $1.3 million and $10.2 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2021:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2021 GAAP	$211.3	$32.3	$187.3	$2.47
Unallocated items:
Restructuring and related charges (1)	1.0	0.3	0.7	0.01
Pension settlement (2)	—	—	0.1	—
Amortization of acquisition-related intangible assets (3)	0.2	—	0.7	0.01
Cost investment activity (5)	(1.3)	(0.3)	(1.0)	(0.01)
Tax law changes (6)	—	1.4	(1.4)	(0.02)
Three months ended June 30, 2021 adjusted amounts (non-U.S. GAAP)	$211.2	$33.7	$186.4	$2.46

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2021 GAAP	$386.9	$61.0	$338.5	$4.47
Unallocated items:
Restructuring and related charges (1)	2.2	0.5	1.7	0.02
Pension settlement (2)	—	0.2	0.6	0.01
Amortization of acquisition-related intangible assets (3)	0.4	0.1	1.4	0.02
Cost investment activity (5)	0.9	(0.3)	1.2	0.01
Tax law changes (6)	—	1.4	(1.4)	(0.02)
Six months ended June 30, 2021 adjusted amounts (non-U.S. GAAP)	$390.4	$62.9	$342.0	$4.51

During the three and six months ended June 30, 2021, we recorded a tax benefit of $7.4 million and $18.5 million, respectively, associated with stock-based compensation.

(1)During the three and six months ended June 30, 2022, the Company recorded a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates. During the three and six months ended June 30, 2021, the Company recorded $1.0 million and $2.2 million of restructuring and related costs.
\
(2)The Company recorded a pension settlement charge within other nonoperating (income) expense, as it determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting.

(3)During the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2022, the Company recorded $0.5 million and $1.0 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and six months ended June 30, 2021 the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2021, the Company recorded $0.5 million and $1.0 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(4)During the three and six months ended June 30, 2022, the Company increased its expected tax benefit related to the prepayment of future royalties from one of its subsidiaries by $1.3 million.

(5)During the three months ended June 30, 2021, we recorded a net gain on the sale of one of the Company's cost investments. During the six months ended June 30, 2021, we recorded an impairment charge on one of our cost investments, partially offset by the gain on the sale of a cost investment.

(6)During the three and six months ended June 30, 2021, the Company recorded a tax benefit of $1.4 million due to the impact of United Kingdom law changes enacted within that period.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percentage Change
($ in millions)	2022	2021	As-Reported	Organic
Proprietary Products	$653.7	$587.3	11.3%	18.3%
Contract-Manufactured Products	117.8	136.4	(13.6)%	(8.9)%
Intersegment sales elimination	(0.2)	(0.1)	—	—
Consolidated net sales	$771.3	$723.6	6.6%	13.1%

Consolidated net sales increased by $47.7 million, or 6.6%, for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to increased volume and product mix of $71.7 million and sales price increases of $23.4 million, offset by an unfavorable foreign currency translation impact of $47.4 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended June 30, 2022 increased by $95.1 million, or 13.1%, as compared to the same period in 2021.

Proprietary Products – Proprietary Products net sales increased by $66.4 million, or 11.3%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $41.0 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2022 increased by $107.4 million, or 18.3%, as compared to the same period in 2021, primarily due to growth in our high-value product offerings, including our NovaPure® products.

Contract-Manufactured Products – Contract-Manufactured Products net sales decreased by $18.6 million, or 13.6%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $6.4 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2022 decreased by $12.2 million, or 8.9%, as compared to the same period in 2021, due to a decline of sales of components for diagnostic devices, offset by sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Percentage Change
($ in millions)	2022	2021	As-Reported	Organic
Proprietary Products	$1,255.0	$1,131.0	11.0%	16.4%
Contract-Manufactured Products	236.5	263.5	(10.2)%	(6.5)%
Intersegment sales elimination	(0.2)	(0.2)	—	—
Consolidated net sales	$1,491.3	$1,394.3	7.0%	12.1%

Consolidated net sales increased by $97.0 million, or 7.0%, for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increased volume and product mix of $121.6 million and sales price increases of $47.0 million, offset by an unfavorable foreign currency translation impact of $71.6 million. Excluding foreign currency translation effects, consolidated net sales for the six months ended June 30, 2022 increased by $168.6 million, or 12.1%, as compared to the same period in 2021.

Proprietary Products – Proprietary Products net sales increased by $124.0 million, or 11.0%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $61.6 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2022 increased by $185.6 million, or 16.4%, as compared to the same period in 2021, primarily due to growth in our high-value product offerings, including our NovaPure® products and our Westar® components.

Contract-Manufactured Products – Contract-Manufactured Products net sales decreased by $27.0 million, or 10.2%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $10.0 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2022 decreased by $17.0 million, or 6.5%, as compared to the same period in 2021, due to a decline of sales of components for diagnostic devices, offset by sales price increases.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products:
Gross profit	$302.3	$292.3	$563.0	$544.2
Gross profit margin	46.2%	49.8%	44.9%	48.1%
Contract-Manufactured Products:
Gross profit	$19.2	$22.8	$43.1	$42.8
Gross profit margin	16.3%	16.7%	18.2%	16.2%
Consolidated gross profit	$321.5	$315.1	$606.1	$587.0
Consolidated gross profit margin	41.7%	43.5%	40.6%	42.1%

Consolidated gross profit increased by $6.4 million, or 2.0%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $19.0 million for the three months ended June 30, 2022, as compared to the same period in 2021. Consolidated gross profit margin decreased by 1.8 margin points for the three months ended June 30, 2022, as compared to the same period in 2021.

Consolidated gross profit increased by $19.1 million, or 3.3% for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $29.4 million for the six months ended June 30, 2022, as compared to the same period in 2021. Consolidated gross profit margin decreased by 1.5 margin points for the six months ended June 30, 2022, as compared to the same period in 2021.

Proprietary Products - Proprietary Products gross profit increased by $10.0 million, or 3.4%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $17.8 million. Proprietary Products gross profit margin decreased by 3.6 margin points for the three months ended June 30, 2022, as compared to the same periods in 2021, due to increased plant spend to meet ongoing product demand increases, increased labor and overhead costs, primarily within transportation and compensation, that were driven by inflation, and higher allocation of functional spend from Selling, General and Administrative expense. This was offset by favorable sales mix and approximately $11 million, net, in one-time fees received due to COVID-19 supply agreements during the three months ended June 30, 2022 as compared to the same period in 2021.

Proprietary Products gross profit increased by $18.8 million, or 3.5%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $27.4 million. Proprietary Products gross profit margin decreased by 3.2 margin points for the six months ended June 30, 2022, as compared to the same period in 2021, due to increased plant spend to meet ongoing product demand increases, increased labor and overhead costs, primarily within transportation and compensation, that were driven by inflation, and higher allocation of functional spend from Selling, General and Administrative expense. This was offset by favorable sales mix in the six months ended June 30, 2022 as compared to the same period in 2021.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $3.6 million, or 15.8%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $1.2 million. Contract-Manufactured Products gross profit margin decreased by 0.4 margin points for the three months ended June 30, 2022, as compared to the same period in 2021, due to an unfavorable mix of products sold, offset by price increases.

Contract-Manufactured Products gross profit increased by $0.3 million, or 0.7%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $2.0 million. Contract-Manufactured Products gross profit margin increased by 2.0 margin points for the six months ended June 30, 2022, as compared to the same period in 2021, due to sales price increases and production efficiencies, partially offset by increased overhead costs that were driven by inflation and an unfavorable mix of products sold.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$14.4	$13.8	$29.0	$26.0
Contract-Manufactured Products	—	—	—	—
Consolidated R&D costs	$14.4	$13.8	$29.0	$26.0

Consolidated R&D costs increased by $0.6 million, or 4.3%, and $3.0 million, or 11.5% for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021, due to additional research performed to identify new product opportunities. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$55.4	$65.0	$111.3	$121.5
Contract-Manufactured Products	4.9	3.8	9.7	7.5
Corporate	21.2	23.9	43.9	43.9
Consolidated SG&A costs	$81.5	$92.7	$164.9	$172.9
SG&A as a % of net sales	10.6%	12.8%	11.1%	12.4%

Consolidated SG&A costs decreased by $11.2 million, or 12.1%, for the three months ended June 30, 2022, as compared to the same period in 2021, due to lower incentive compensation, favorable foreign currency translation impact of $2.5 million and a higher allocation of functional spend to Cost of Goods Sold.

Consolidated SG&A costs decreased by $8.0 million, or 4.6%, for the six months ended June 30, 2022, as compared to the same period in 2021, due to lower incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $4.4 million, offset by an increase in selling expenses and professional fees.

Proprietary Products - Proprietary Products SG&A costs decreased by $9.6 million, or 14.8%, for the three months ended June 30, 2022, as compared to the same period in 2021. Proprietary Products SG&A costs decreased primarily due to lower incentive compensation, favorable foreign currency translation impact of $2.3 million and a higher allocation of functional spend to Cost of Goods Sold.

Proprietary Products SG&A costs decreased by $10.2 million, or 8.4%, for the six months ended June 30, 2022, as compared to the same period in 2021. Proprietary Products SG&A costs decreased primarily due to a decline in incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $3.8 million, offset by an increase in selling expenses and professional fees.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $1.1 million, or 28.9% for the three months ended June 30, 2022, as compared to the same period in 2021, and increased by $2.2 million, or 29.3% for the six months ended June 30, 2022, as compared to the same period in 2021.

Corporate - Corporate SG&A costs decreased by $2.7 million, or 11.3%, for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to lower incentive compensation.

Corporate SG&A costs did not change for the six months ended June 30, 2022, as compared to the same period in 2021.

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

(Income) Expense	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$(1.4)	$(2.7)	$(4.6)	$(2.1)
Contract-Manufactured Products	0.1	0.3	0.1	0.2
Corporate and unallocated	(1.5)	(0.3)	(1.4)	3.1
Consolidated other (income) expense	$(2.8)	$(2.7)	$(5.9)	$1.2

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, contingent consideration, fixed asset impairments and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other (income) expense changed by $0.1 million for the three months ended June 30, 2022, as compared to the same period in 2021, and changed by $7.1 million for the six months ended June 30, 2022, as compared to the same period in 2021, due to the factors described below.

Proprietary Products - Proprietary Products other (income) expense changed by $1.3 million for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to decreased gains on foreign exchange transactions in the three months ended June 30, 2022, as compared to the same period in 2021.

Proprietary Products other (income) expense changed by $2.5 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to $3.1 million of gains related to oil hedges being recorded during the six months ended June 30, 2022, as compared to $1.1 million of gains related to oil hedges being recorded over the same period in 2021.

Contract-Manufactured Products - Contract-Manufactured Products other (income) expense changed by $0.2 million for the three months ended June 30, 2022, as compared to the same period in 2021.

Contract-Manufactured Products other (income) expense changed by $0.1 million for the six months ended June 30, 2022, as compared to the same period in 2021.

Corporate and unallocated items - Corporate and unallocated items changed by $1.2 million for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to the Company recording a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates in the three months ended June 30, 2022, while the Company recorded expense of $1.0 million of restructuring and related costs in the same period in 2021. This was offset by the recording of a gain on the sale of one of the Company's cost investments of $1.3 million in the three months ended June 30, 2021 that did not recur in 2022.

Corporate and unallocated items changed by $4.5 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to the Company recording a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates in the six months ended June 30, 2022, while the Company recorded expense of $2.2 million of restructuring and related costs in the same period in 2021. Additionally, a loss of $0.9 million related to cost investment activity was recorded in the six months ended June 30, 2021 that did not recur in 2022.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$233.9	$216.2	$427.3	$398.8
Contract-Manufactured Products	14.2	18.7	33.3	35.1
Corporate	(21.1)	(23.7)	(43.7)	(43.5)
Adjusted consolidated operating profit	$227.0	$211.2	$416.9	$390.4
Adjusted consolidated operating profit margin	29.4%	29.2%	28.0%	28.0%
Unallocated items	1.4	0.1	1.2	(3.5)
Consolidated operating profit	$228.4	$211.3	$418.1	$386.9
Consolidated operating profit margin	29.6%	29.2%	28.0%	27.7%

Consolidated operating profit increased by $17.1 million, or 8.1%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $16.2 million for the three months ended June 30, 2022, as compared to the same period in 2021.

Consolidated operating profit increased by $31.2 million, or 8.1%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $24.7 million for the six months ended June 30, 2022, as compared to the same period in 2021.

Proprietary Products - Proprietary Products operating profit increased by $17.7 million, or 8.2%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $15.3 million, due to the factors described above, most notably the sales increase in our high-value product offerings.

Proprietary Products operating profit increased by $28.5 million, or 7.1%, for the six months ended June 30, 2022, as compared to the same period in 2021, including a unfavorable foreign currency translation impact of $23.1 million, due to the factors described above, most notably due to the sales increase in our high-value product offerings.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $4.5 million, or 24.1%, for the three months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $0.9 million, due to the factors described above, most notably due to the unfavorable mix of products sold.

Contract-Manufactured Products operating profit decreased by $1.8 million, or 5.1%, for the six months ended June 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $1.6 million, due to the factors described above.

Corporate- Corporate costs decreased by $2.6 million, or 11.0%, for the three months ended June 30, 2022, as compared to the same period in 2021, due to the factors described above.

Corporate costs increased by $0.2 million, or 0.5%, for the six months ended June 30, 2022, as compared to the same period in 2021, due to the factors described above.

Unallocated items – Other unallocated items during the three months ended June 30, 2022 consisted of a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates and $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020. Other unallocated items during the three months ended June 30, 2021 consisted of $1.0 million in restructuring and related costs, $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020, and a net gain of $1.3 million on the sale of one of the Company's cost investments.

Other unallocated items during the six months ended June 30, 2022 consisted of a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates and $0.4 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020. Other unallocated items during the six months ended June 30, 2021 consisted of $2.2 million in restructuring and related costs, $0.4 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020, and a net loss in our cost investment activity of $0.9 million.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, and interest income by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$2.9	$2.5	$5.6	$4.9
Capitalized interest	(1.1)	(0.6)	(1.6)	(1.1)
Interest expense, net	$1.8	$1.9	$4.0	$3.8

Interest income	$(0.4)	$(0.2)	$(0.7)	$(0.3)
Interest expense, net, decreased by $0.1 million, or 5.3%, for the three months ended June 30, 2022, as compared to the same period in 2021, and increased by $0.2 million, or 5.3%, for the six months ended June 30, 2022, as compared to the same period in 2021.

Interest income increased by $0.2 million for the three months ended June 30, 2022, as compared to the same period in 2021, and increased by $0.4 million for the six months ended June 30, 2022, as compared to the same period in 2021.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense changed by $1.2 million for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in pension settlement charge and a reduction in pension income related to our U.S. qualified defined benefit pension plan. In each three month period, we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Other nonoperating (income) expense changed by $2.3 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in pension settlement charge and a reduction in pension income related to our U.S. qualified defined benefit pension plan. In each six month period, we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Income Tax Expense
The provision for income taxes was $44.2 million and $32.3 million for the three months ended June 30, 2022 and 2021, respectively, and the effective tax rate was 19.5% and 15.3%, respectively. The increase in the effective tax rate is primarily due to a decrease in stock-based compensation deduction for the three months ended June 30, 2022 as compared to the same period in 2021.

The provision for income taxes was $65.4 million and $61.0 million for the six months ended June 30, 2022 and 2021, respectively, and the effective tax rate was 15.8% and 15.8%, respectively.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies decreased by $3.1 million for the three months ended June 30, 2022, as compared to the same period in 2021, due to the impact of foreign currency translation from the operating results of Daikyo.

Equity in net income of affiliated companies decreased by $0.9 million for the six months ended June 30, 2022, as compared to the same period in 2021, due to the impact of foreign currency translation from the operating results of Daikyo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2022	2021
Net cash provided by operating activities	$324.3	$233.1
Net cash used in investing activities	$(134.3)	$(110.4)
Net cash used in financing activities	$(208.9)	$(156.1)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $91.2 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to improved operating results, decreases in the change of working capital and decreases in tax payments.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $23.9 million for the six months ended June 30, 2022, as compared to the same period in 2021, due to the increase in capital expenditures in 2022.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $52.8 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in purchases under our share repurchase program in 2022.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$718.5	$762.6
Accounts receivable, net	$528.4	$489.0
Inventories	$411.6	$378.4
Accounts payable	$220.0	$232.2
Debt	$252.0	$253.0
Equity	$2,424.4	$2,335.4
Working capital	$1,206.0	$1,147.9

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2022 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2022 included $269.2 million of cash held by subsidiaries within the U.S., and $449.3 million of cash held by subsidiaries outside of the U.S. During the six months ended June 30, 2022, we purchased 476,667 shares of our common stock under the share repurchase program at a cost of $175.7 million, or an average price of $368.54 per share.

Working capital – Working capital at June 30, 2022 increased by $58.1 million, or 5.1%, as compared to December 31, 2021, which includes an unfavorable foreign currently translation impact $32.3 million. Excluding the impact of currency exchange rates, accounts receivable and inventories increased by $60.0 million and $50.2 million, respectively, while cash and cash equivalents and total current liabilities decreased by $18.9 million and $10.4 million, respectively. The increase in accounts receivable was due to increased sales activity. The increase in inventories was to ensure we have sufficient inventory on hand to support the needs of our customers. The decrease in cash and cash equivalents was due to share repurchases and payment of annual incentive compensation during the six months ended June 30, 2022. The decrease in total current liabilities was caused by the decline in accrued salaries, wages and benefits.

Debt and credit facilities – The $1.0 million decrease in total debt at June 30, 2022, as compared to December 31, 2021, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At June 30, 2022, we had no outstanding borrowings under the Credit Facility. At June 30, 2022, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A table summarizing the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2021 Annual Report. During the three months ended June 30, 2022, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2022, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2021 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2021 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were issued but not yet adopted, during the three months ended June 30, 2022, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2022, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2022 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2022	28,889	$377.55	28,889	231,111
May 1 - 31, 2022	28,889	303.90	28,889	202,222
June 1 - 30, 2022	28,889	306.76	28,889	173,333
Total	86,667	$329.40	86,667	173,333

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Bernard J. Birkett
Bernard J. Birkett
Senior Vice President, Chief Financial and Operations Officer

July 28, 2022

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