Form 10-Q
period 2022-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2022-10-27
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☑
As of October 17, 2022, there were 74,032,987 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$686.9	$706.5	$2,178.2	$2,100.8
Cost of goods and services sold	418.9	418.3	1,304.1	1,225.6
Gross profit	268.0	288.2	874.1	875.2
Research and development	13.6	13.1	42.6	39.1
Selling, general and administrative expenses	66.3	91.9	231.2	264.8
Other (income) expense (Note 15)	1.9	1.8	(4.0)	3.0
Operating profit	186.2	181.4	604.3	568.3
Interest expense	2.2	1.8	6.2	5.6
Interest income	(1.5)	(0.4)	(2.2)	(0.7)
Other nonoperating expense (income)	49.3	(1.1)	49.1	(3.6)
Income before income taxes	136.2	181.1	551.2	567.0
Income tax expense	20.4	12.0	85.8	73.0
Equity in net income of affiliated companies	(4.8)	(6.5)	(17.5)	(20.1)
Net income	$120.6	$175.6	$482.9	$514.1

Net income per share:
Basic	$1.62	$2.37	$6.49	$6.95
Diluted	$1.59	$2.31	$6.36	$6.78

Weighted average shares outstanding:
Basic	74.4	74.1	74.4	74.0
Diluted	75.7	76.0	75.9	75.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$120.6	$175.6	$482.9	$514.1
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $1.1, $0.1, $3.8 and $1.8, respectively	(76.0)	(24.2)	(162.5)	(46.9)
Defined benefit pension and other postretirement plan adjustments, net of tax of $14.6, $0.2, $15.5, and $0.4, respectively	13.6	0.4	16.4	1.1
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	—	(0.2)	—
Net (loss) gain on derivatives, net of tax of $0.0, $(0.4), $(0.8) and $(0.4), respectively	(0.1)	1.3	(2.6)	0.7
Other comprehensive loss, net of tax	(62.6)	(22.5)	(148.9)	(45.1)
Comprehensive income	$58.0	$153.1	$334.0	$469.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$729.0	$762.6
Accounts receivable, net	485.3	489.0
Inventories	413.1	378.4
Other current assets	106.2	112.0
Total current assets	1,733.6	1,742.0
Property, plant and equipment	2,232.9	2,215.0
Less: accumulated depreciation and amortization	1,163.9	1,157.5
Property, plant and equipment, net	1,069.0	1,057.5
Operating lease right-of-use assets	86.6	69.3
Investments in affiliated companies	188.6	207.7
Goodwill	104.0	109.9
Intangible assets, net	18.1	23.0
Deferred income taxes	63.0	48.5
Pension and other postretirement benefits	1.2	16.7
Other noncurrent assets	52.7	39.2
Total Assets	$3,316.8	$3,313.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.2	$44.2
Accounts payable	188.9	232.2
Pension and other postretirement benefits	2.3	2.4
Accrued salaries, wages and benefits	66.7	116.3
Income taxes payable	29.9	26.3
Operating lease liabilities	13.3	9.3
Other current liabilities	153.4	163.4
Total current liabilities	456.7	594.1
Long-term debt	207.2	208.8
Deferred income taxes	16.6	4.9
Pension and other postretirement benefits	35.2	40.5
Operating lease liabilities	77.2	63.0
Deferred compensation benefits	19.2	28.9
Other long-term liabilities	33.9	38.2
Total Liabilities	846.0	978.4

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million, respectively; shares outstanding: 74.0 million and 74.2 million, respectively	18.8	18.8
Capital in excess of par value	230.6	249.0
Retained earnings	2,913.1	2,456.7
Accumulated other comprehensive loss	(308.5)	(159.6)
Treasury stock, at cost (1.3 million and 1.1 million shares, respectively)	(383.2)	(229.5)
Total Equity	2,470.8	2,335.4
Total Liabilities and Equity	$3,316.8	$3,313.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$482.9	$514.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86.8	84.6
Amortization	2.7	3.3
Stock-based compensation	17.0	27.5
Pension settlement charge	50.8	0.7
Contingent consideration payments in excess of acquisition-date liability	(1.4)	(1.0)
Other non-cash items, net	(16.3)	(17.5)
Changes in assets and liabilities	(129.3)	(188.5)
Net cash provided by operating activities	493.2	423.2

Cash flows from investing activities:
Capital expenditures	(189.7)	(176.9)
Other, net	(3.7)	1.2
Net cash used in investing activities	(193.4)	(175.7)

Cash flows from financing activities:
Repayments of long-term debt	(43.7)	(1.1)
Debt issuance costs	(1.3)	—
Dividend payments	(40.0)	(37.8)
Proceeds from stock-based compensation awards	17.1	23.1
Employee stock purchase plan contributions	6.1	5.7
Shares purchased under share repurchase programs	(202.9)	(137.1)
Shares repurchased for employee tax withholdings	(19.4)	(14.7)
Net cash used in financing activities	(284.1)	(161.9)
Effect of exchange rates on cash	(49.3)	(13.1)
Net (decrease) increase in cash and cash equivalents	(33.6)	72.5

Cash, including cash equivalents at beginning of period	762.6	615.5
Cash, including cash equivalents at end of period	$729.0	$688.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2022, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In March 2020, the FASB issued guidance which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate need to be discontinued. This guidance was effective upon issuance and generally can be applied through December 31, 2022. We adopted this guidance during the quarter and its adoption did not have a material impact on our financial statements.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Biologics	41%	40%	42%	40%
Generics	18%	18%	18%	17%
Pharma	24%	24%	24%	24%
Contract-Manufactured Products	17%	18%	16%	19%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
High-Value Product Components	54%	55%	56%	54%
High-Value Product Delivery Devices	6%	5%	5%	4%
Standard Packaging	23%	22%	23%	23%
Contract-Manufactured Products	17%	18%	16%	19%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	53%	45%	48%	45%
Europe, Middle East, Africa	38%	45%	43%	45%
Asia Pacific	9%	10%	9%	10%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2021	$14.6
Contract assets, September 30, 2022	18.3
Change in contract assets - increase (decrease)	$3.7

Deferred income, December 31, 2021	$(61.3)
Deferred income, September 30, 2022	(52.0)
Change in deferred income - decrease (increase)	$9.3

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the nine months ended September 30, 2022, $23.6 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of September 30, 2022, there was $3.2 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $2.3 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$120.6	$175.6	$482.9	$514.1
Weighted average common shares outstanding	74.4	74.1	74.4	74.0
Dilutive effect of equity awards, based on the treasury stock method	1.3	1.9	1.5	1.8
Weighted average shares assuming dilution	75.7	76.0	75.9	75.8

During the three months ended September 30, 2022 and 2021, there were 0.2 million and 0.0 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.1 million and 0.0 million antidilutive shares outstanding during the nine months ended September 30, 2022 and 2021, respectively.

In December 2021, we announced a share repurchase program for calendar-year 2022 authorizing the repurchase of up to 650,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions as permitted under Exchange Act Rule 10b-18. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. This share repurchase program is expected to be completed by December 31, 2022.

During the three months ended September 30, 2022, we purchased 86,667 shares of our common stock under the program at a cost of $27.2 million, or an average price of $313.22 per share. During the nine months ended September 30, 2022, we purchased 563,334 shares of our common stock under the program at a cost of $202.9 million, or an average price of $360.03 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2022	December 31, 2021
Raw materials	$179.0	$153.8
Work in process	79.0	63.5
Finished goods	155.1	161.1
	$413.1	$378.4

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Operating lease cost	$3.7	$3.3	$10.4	$9.5
Short-term lease cost	0.3	0.4	1.1	0.9
Variable lease cost	2.3	1.1	4.7	3.3
Total lease cost	$6.3	$4.8	$16.2	$13.7

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.7	$2.9	$10.0	$9.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$14.0	$—	$29.5	$0.8

As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 8.9 and 10.7 years, respectively.

As of September 30, 2022 and December 31, 2021, the weighted average discount rate was 3.27% and 3.58%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	September 30,	December 31,
Year	2022	2021
2022 (remaining period as of)	$4.2	$11.5
2023	15.9	10.7
2024	14.9	10.0
2025	12.8	8.2
2026	11.6	7.3
Thereafter	45.0	38.7
	104.4	86.4
Less: imputed lease interest	(13.9)	(14.1)
Total lease liabilities	$90.5	$72.3

Note 7:  Affiliated Companies

At September 30, 2022 and December 31, 2021, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $177.2 million and $201.2 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $11.4 million and $6.5 million, respectively. We record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $33.6 million and $131.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $34.0 million and $119.6 million, respectively, for the same periods in 2021. As of September 30, 2022 and December 31, 2021, the payable balance due to affiliates was $20.8 million and $25.5 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.6 million and $10.2 million, respectively, for the three and nine months ended September 30, 2022, as compared to $2.8 million and $8.8 million, respectively, for the same periods in 2021. As of September 30, 2022 and December 31, 2021, the receivable balance due from affiliates was $1.8 million and $2.3 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2021 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2022, with the exception of the Series A notes which is as of December 31, 2021.

($ in millions)	September 30, 2022	December 31, 2021
Term Loan, due December 31, 2024 (4.53%)	$83.8	$85.5
Series A notes, due July 5, 2022 (3.67%)	—	42.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	209.8	253.5
Less: unamortized debt issuance costs	0.4	0.5
Total debt	209.4	253.0
Less: current portion of long-term debt	2.2	44.2
Long-term debt, net	$207.2	$208.8

Credit Facility

In March 2022, we amended and extended the existing credit facility (entered into in March 2019), which was scheduled to expire in March 2024, from $300.0 million to a $500.0 million senior unsecured revolving credit facility by entering into a Second Amendment and Joinder and Assumption Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires March 2027, contains a senior unsecured, multi-currency revolving credit facility of $500.0 million, with sublimits of up to $50.0 million for swing line loans for Domestic Borrowers in U.S. dollars and a $40.0 million swing line loan for West Pharmaceuticals Services Holding GmbH and up to $50.0 million for the issuance of standby letters of credit. The credit facility may be increased from time-to-time by the greater of (a) $929.0 million or (b) EBITDA for the preceding twelve month period in the aggregate through an increase in the revolving credit facility, subject to the satisfaction of certain conditions. Borrowings under the credit facility bear interest, at the Company’s option, at either: (a) the Term Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus an applicable margin; or (b) a base rate defined as the highest of: (i) the Bank of America “prime rate”; (ii) the Federal Funds effective rate plus 0.50%; and (iii) Term SOFR plus 1.00%. The applicable margin is based on the ratio of the Company’s Net Consolidated Debt to its modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for Term SOFR loans. The Amended Credit Agreement contains financial covenants providing that the Company shall not permit the ratio of the Company’s Net Consolidated Debt to its Modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Amended Credit Agreement, upon the occurrence of a Qualified Acquisition for each of the four fiscal quarters of the Company immediately following such Qualified Acquisition, the ratio set forth above shall be increased to 4.0 to 1. The Amended Credit Agreement also contains customary limitations on liens securing indebtedness of the Company and its subsidiaries, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions.

At September 30, 2022, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $497.6 million.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2022, we were in compliance with all of our debt covenants.

Term Loan

At September 30, 2022, we had $83.8 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $81.6 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of September 30, 2022, the notional amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2022, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
USD	13.5	—	11.8
Yen	5,686.2	23.8	20.6
SGD	68.7	33.7	15.6

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of September 30, 2022, the notional amount of the cross-currency swap is ¥9.2 billion ($83.8 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin. In addition, we receive periodic fixed principal payments of USD in return for paying fixed principal payments of Yen.

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

From November 2017 through September 2022, we purchased several series of call options for a total of 823,536 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of September 30, 2022, we had outstanding contracts to purchase 259,559 barrels of crude oil from September 2022 to June 2024, at a weighted-average strike price of $109.84 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2022 and December 31, 2021.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2022	2021	2022	2021
Fair Value Hedges:
Hedged item (intercompany loan)	$(14.1)	$(5.9)	$(35.4)	$(11.0)	Other (income) expense
Derivative designated as hedging instrument	14.1	5.9	35.4	11.0	Other (income) expense
Amount excluded from effectiveness testing	2.2	0.9	4.4	2.1	Other (income) expense
Total	$2.2	$0.9	$4.4	$2.1

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2022 and 2021 were $1.1 million, $2.8 million, and $0.6 million, $1.9 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Fair Value Hedges
Foreign currency hedge contracts	$(0.4)	$(0.2)	$0.5	$0.1	Other (income) expense
Total	$(0.4)	$(0.2)	$0.5	$0.1
Cash Flow Hedges:
Foreign currency hedge contracts	$0.7	$0.1	$(0.5)	$0.1	Net sales
Foreign currency hedge contracts	(1.5)	1.4	1.0	(0.3)	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(0.8)	$1.5	$0.6	$(0.1)
Net Investment Hedges:
Cross-currency swap	$4.3	$0.6	$—	$—	Other (income) expense
Total	$4.3	$0.6	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Fair Value Hedges
Foreign currency hedge contracts	$0.3	$(0.6)	$(0.7)	$0.9	Other (income) expense
Total	$0.3	$(0.6)	$(0.7)	$0.9
Cash Flow Hedges:
Foreign currency hedge contracts	$1.1	$(0.5)	$(1.1)	$0.9	Net sales
Foreign currency hedge contracts	(4.9)	(1.4)	2.5	1.2	Cost of goods and services sold
Forward treasury locks	—	—	0.2	0.2	Interest expense
Total	$(3.8)	$(1.9)	$1.6	$2.3
Net Investment Hedges:
Cross-currency swap	$13.2	$6.0	$—	$—	Other (income) expense
Total	$13.2	$6.0	$—	$—

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net sales	$(0.5)	$0.1	$(1.1)	$0.9
Cost of goods and services sold	1.0	(0.3)	2.5	1.2
Interest expense	0.1	0.1	0.2	0.2
Other (income) expense	0.5	0.1	(0.7)	0.9

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of (Loss) Gain Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2022	2021	2022	2021
Commodity call options	$(1.5)	$0.5	$1.6	$1.6	Other (income) expense
Total	$(1.5)	$0.5	$1.6	$1.6

For the three and nine months ended September 30, 2022 and 2021, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.3	$12.3	$—	$—
Foreign currency contracts	22.6	—	22.6	—
Cross-currency swap	20.5	—	20.5	—
Commodity call options	1.3	—	1.3	—
	$56.7	$12.3	$44.4	$—
Liabilities:
Contingent consideration	$4.9	$—	$—	$4.9
Deferred compensation liabilities	12.6	12.6	—	—
Foreign currency contracts	8.8	—	8.8	—
	$26.3	$12.6	$8.8	$4.9

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$15.5	$15.5	$—	$—
Foreign currency contracts	14.8	—	14.8	—
Cross-currency swap	4.4	—	4.4	—
Commodity call options	1.7		1.7
	$36.4	$15.5	$20.9	$—
Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Deferred compensation liabilities	16.1	16.1	—	—
Foreign currency contracts	3.4	—	3.4	—
	$23.2	$16.1	$3.4	$3.7

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2022, the estimated fair value of long-term debt was $202.2 million compared to a carrying amount of $207.2 million. At December 31, 2021, the estimated fair value of long-term debt was $217.9 million and the carrying amount was $208.8 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2022:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	(3.5)	(0.2)	2.9	(162.5)	(163.3)
Amounts reclassified out from accumulated other comprehensive (loss) income	0.9	—	13.5	—	14.4
Other comprehensive (loss) income, net of tax	(2.6)	(0.2)	16.4	(162.5)	(148.9)
Balance, September 30, 2022	$(3.8)	$1.3	$(15.4)	$(290.6)	$(308.5)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2021:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2020	$(1.9)	$0.6	$(40.5)	$(68.8)	$(110.6)
Other comprehensive (loss) income before reclassifications	(2.5)	—	0.6	(46.9)	(48.8)
Amounts reclassified out from accumulated other comprehensive (loss) income	3.2	—	0.5	—	3.7
Other comprehensive (loss) income, net of tax	0.7	—	1.1	(46.9)	(45.1)
Balance, September 30, 2021	$(1.2)	$0.6	$(39.4)	$(115.7)	$(155.7)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2022	2021	2022	2021
Gains (losses) on derivatives:
Foreign currency contracts	$0.5	$(0.1)	$1.2	$(1.1)	Net sales
Foreign currency contracts	(1.2)	0.4	(2.9)	(1.9)	Cost of goods and services sold
Foreign currency contracts	(0.7)	(0.9)	1.1	(2.1)	Other (income) expense
Forward treasury locks	(0.1)	(0.1)	(0.3)	(0.3)	Interest expense
Total before tax	(1.5)	(0.7)	(0.9)	(5.4)
Tax benefit (expense)	0.4	0.7	—	2.2
Net of tax	$(1.1)	$—	$(0.9)	$(3.2)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$—	$0.1	$—	$0.2	(a)
Actuarial gains (losses)	1.1	0.1	1.1	(0.1)	(a)
Settlements	(27.6)	—	(28.8)	(0.7)	(a)
Other	—	—	(0.4)	—
Total before tax	(26.5)	0.2	(28.1)	(0.6)
Tax benefit (expense)	14.2	(0.1)	14.6	0.1
Net of tax	$(12.3)	$0.1	$(13.5)	$(0.5)
Total reclassifications for the period, net of tax	$(13.4)	$0.1	$(14.4)	$(3.7)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2022:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net income	—	—	—	—	—	173.8	—	173.8
Activity related to stock-based compensation	—	—	(29.1)	(0.3)	29.2	—	—	0.1
Shares purchased under share repurchase program	—	—	—	0.4	(147.1)	—	—	(147.1)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.8)	(22.8)
Balance, March 31, 2022	75.3	$18.8	$219.9	1.2	$(347.4)	$2,617.3	$(182.4)	$2,326.2
Net income	—	—	—	—	—	188.5	—	188.5
Activity related to stock-based compensation	—	—	5.4	—	9.7	—	—	15.1
Shares purchased under share repurchase program	—	—	—	0.1	(28.6)	—	—	(28.6)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.3)	—	(13.3)
Other comprehensive income, net of tax	—	—	—	—	—	—	(63.5)	(63.5)
Balance, June 30, 2022	75.3	$18.8	$225.3	1.3	$(366.3)	$2,792.5	$(245.9)	$2,424.4
Net income	—	—	—	—	—	120.6	—	120.6
Activity related to stock-based compensation	—	—	5.3	(0.1)	10.3	—	—	15.6
Shares purchased under share repurchase program	—	—	—	0.1	(27.2)	—	—	(27.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62.6)	(62.6)
Balance, September 30, 2022	75.3	$18.8	$230.6	1.3	$(383.2)	$2,913.1	$(308.5)	$2,470.8

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2021:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2020	75.3	$18.8	$267.3	1.3	$(167.7)	$1,846.7	$(110.6)	$1,854.5
Net income	—	—	—	—	—	151.2	—	151.2
Activity related to stock-based compensation	—	—	(20.6)	(0.3)	23.1	—	—	2.5
Shares purchased under share repurchase program	—	—	—	0.5	(137.1)	—	—	(137.1)
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29.6)	(29.6)
Balance, March 31, 2021	75.3	$18.8	$246.7	1.5	$(281.7)	$1,985.4	$(140.2)	$1,829.0
Net income	—	—	—	—	—	187.3	—	187.3
Activity related to stock-based compensation	—	—	1.3	(0.2)	20.5	—	—	21.8
Dividends declared ($0.17 per share)	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	7.0	7.0
Balance, June 30, 2021	75.3	$18.8	$248.0	1.3	$(261.2)	$2,160.2	$(133.2)	$2,032.6
Net income	—	—	—	—	—	175.6	—	175.6
Activity related to stock-based compensation	—	—	3.2	(0.1)	13.4	—	—	16.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.5)	(22.5)
Balance, September 30, 2021	75.3	$18.8	$251.2	1.2	$(247.8)	$2,335.8	$(155.7)	$2,202.3

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2022, there were 1,692,482 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2022, we granted 116,820 stock options at a weighted average exercise price of $366.15 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $96.63 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 1.8%; expected life of 5.6 years based on prior experience; stock volatility of 25.1% based on historical data; and a dividend yield of 0.2%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2022, we granted 31,597 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $364.54 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the nine months ended September 30, 2022, we granted 4,987 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $354.65 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $6.0 million and $17.0 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, stock-based compensation expense was $11.4 million and $27.5 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
Service cost	$0.3	$0.1	$—	$—	$0.3	$0.1
Interest cost	0.5	1.6	0.1	—	0.6	1.6
Expected return on assets	(0.8)	(2.9)	—	—	(0.8)	(2.9)
Amortization of prior service credit	—	—	—	(0.1)	—	(0.1)
Recognized actuarial losses (gains)	0.3	0.5	(0.4)	(0.3)	(0.1)	0.2
Settlements	49.6	—	—	—	49.6	—
Net periodic benefit cost	$49.9	$(0.7)	$(0.3)	$(0.4)	$49.6	$(1.1)

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
U.S. plans	$49.6	$(0.9)	$(0.3)	$(0.4)	$49.3	$(1.3)
International plans	0.3	0.2	—	—	0.3	0.2
Net periodic benefit cost	$49.9	$(0.7)	$(0.3)	$(0.4)	$49.6	$(1.1)

The components of net periodic benefit cost for the nine months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
Service cost	$1.0	$0.9	$—	$—	$1.0	$0.9
Interest cost	3.7	4.5	0.1	0.1	3.8	4.6
Expected return on assets	(5.4)	(9.0)	—	—	(5.4)	(9.0)
Amortization of prior service credit	—	0.1	—	(0.3)	—	(0.2)
Recognized actuarial losses (gains)	1.0	1.5	(1.1)	(1.2)	(0.1)	0.3
Settlements	50.8	0.7	—	—	50.8	0.7
Net periodic benefit cost	$51.1	$(1.3)	$(1.0)	$(1.4)	$50.1	$(2.7)

	Pension benefits		Other retirement benefits		Total
($ in millions)	2022	2021	2022	2021	2022	2021
U.S. plans	$50.3	$(2.4)	$(1.0)	$(1.4)	$49.3	$(3.8)
International plans	0.8	1.1	—	—	0.8	1.1
Net periodic benefit cost	$51.1	$(1.3)	$(1.0)	$(1.4)	$50.1	$(2.7)

During 2021, the Company approved the termination of our U.S. qualified defined benefit pension plan (the "U.S. pension plan"). Prior to the third quarter of 2022, a Notice of Intent to Terminate was sent to all interested parties and a favorable determination letter was received from the Internal Revenue Service. During the three months ended September 30, 2022, lump sum payments were offered to all current employees and former employees with vested benefits under the U.S. pension plan. A cash contribution of $6.5 million was then made by the Company to ensure the U.S. pension plan was fully funded in preparation for the group annuity contract purchase which was executed in August of 2022 to settle the outstanding benefit obligations. During the three and nine months ended September 30, 2022, we recorded $49.6 million and $50.8 million in pension settlement charges, respectively, within other nonoperating expense (income), which for the nine months ended September 30, 2022 relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan. During the nine months ended September 30, 2021, we recorded a $0.7 million pension settlement charge within other nonoperating expense (income), as we determined that normal-course lump-sum payments for the U.S. pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other (Income) Expense

Other (income) expense consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Restructuring and related charges	$—	$0.4	$(1.6)	$2.5
Fixed asset impairments and loss on sale of equipment	1.4	0.2	1.5	0.6
Contingent consideration	1.5	0.1	2.6	0.9
Foreign exchange transaction (gains) losses	(2.2)	0.4	(4.6)	(2.5)
Other items	1.2	0.7	(1.9)	1.5
Total other (income) expense	$1.9	$1.8	$(4.0)	$3.0

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

The following table presents activity related to our restructuring obligations related to our 2020 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2021	$2.8	$0.5	$3.3
(Credits) Charges	(1.4)	(0.2)	(1.6)
Cash payments	(0.6)	(0.2)	(0.8)
Balance, September 30, 2022	$0.8	$0.1	$0.9

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Other Items

During the three and nine months ended September 30, 2022, we recorded a loss of $1.5 million and a gain of $1.6 million, respectively, related to oil hedges. During the three and nine months ended September 30, 2021, we recorded a gain of $0.5 million and $1.6 million, respectively, related to oil hedges. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our hedging activity.

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

The provision for income taxes was $20.4 million and $12.0 million for the three months ended September 30, 2022 and 2021, respectively, and the effective tax rate was 15.0% and 6.6%, respectively. The provision for income taxes was $85.8 million and $73.0 million for the nine months ended September 30, 2022 and 2021, respectively, and the effective tax rate was 15.6% and 12.9%, respectively.

The increase in effective tax rate for the three months ended September 30, 2022 and 2021 is the result of the Company's prepayment of future royalties from one of its subsidiaries in 2021, which resulted in a $20.4 million tax benefit that was not repeated in 2022, as well as a larger tax benefit related to stock-based compensation in 2021 when compared to 2022, offset by the tax benefit of $20.0 million recorded related to the termination of the U.S. pension plan recorded in 2022, as mentioned in Note 14, Benefit Plans,. The company did not elect to reclassify to retained earnings the stranded tax effects on items within AOCI related to the Tax Cuts and Jobs Act of 2017, and therefore included within the $20.0 million benefit is a deferred tax benefit of $8.0 million. This is due to the reversal of stranded tax effects in AOCI for the historic accrual of deferred tax on pension AOCI at historic federal and state income tax rates while the related deferred tax asset was adjusted to the latest enacted income tax rates through net income.

The increase in effective tax rate for the nine months ended September 30, 2022 and 2021 is the result of the Company's prepayment of future royalties from one of its subsidiaries in 2021, which resulted in a $20.4 million tax benefit that was not repeated in 2022, as well as a larger tax benefit related to stock-based compensation in 2021 when compared to 2022, offset by the tax benefit of $20.3 million recorded related to the termination of the U.S. pension plan recorded in 2022, as mentioned in Note 14, Benefit Plans,. The company did not elect to reclassify to retained earnings the stranded tax effects on items within AOCI related to the Tax Cuts and Jobs Act of 2017, and therefore included within the $20.3 million benefit is a deferred tax benefit of $8.0 million. This is due to the reversal of stranded tax effects in AOCI for the historic accrual of deferred tax on pension AOCI at historic federal and state income tax rates while the related deferred tax asset was adjusted to the latest enacted income tax rates through net income.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net sales:
Proprietary Products	$567.0	$577.0	$1,822.0	$1,708.0
Contract-Manufactured Products	120.0	129.7	356.5	393.2
Intersegment sales elimination	(0.1)	(0.2)	(0.3)	(0.4)
Consolidated net sales	$686.9	$706.5	$2,178.2	$2,100.8

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Operating profit (loss):
Proprietary Products	$188.6	$195.5	$615.9	$594.3
Contract-Manufactured Products	14.7	16.8	48.0	51.9
Total business segment operating profit	$203.3	$212.3	$663.9	$646.2
Corporate and Unallocated
Stock-based compensation expense	$(6.0)	$(11.4)	$(17.0)	$(27.5)
Corporate general costs (1)	(10.9)	(18.1)	(43.6)	(45.5)
Unallocated Items:
Restructuring and related charges	—	(0.3)	1.6	(2.5)
Amortization of acquisition-related intangible assets (2)	(0.2)	(0.2)	(0.6)	(0.6)
Cost investment activity	—	(0.9)	—	(1.8)
Total Corporate and Unallocated	(17.1)	(30.9)	(59.6)	(77.9)
Total consolidated operating profit	$186.2	$181.4	$604.3	$568.3
Interest expense (income) and other nonoperating expense (income), net	50.0	0.3	53.1	1.3
Income before income taxes	$136.2	$181.1	$551.2	$567.0

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

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

Non-U.S. GAAP Financial Measures

For the purpose of aiding the comparison of our year-over-year results, we may refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. Organic net sales exclude the impact from acquisitions and/or divestitures and translate the current-period reported sales of subsidiaries whose functional currency is other than USD at the applicable foreign exchange rates in effect during the comparable prior-year period. We may also refer to adjusted consolidated operating profit and adjusted consolidated operating profit margin, which exclude the effects of unallocated items. The unallocated items are not representative of ongoing operations, and generally include restructuring and related charges, certain asset impairments, and other specifically-identified income or expense items. The re-measured results excluding effects from currency translation, the impact from acquisitions and/or divestitures, and the effects of unallocated items are not in conformity with U.S. GAAP and should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated in our discussion and analysis as management uses them in evaluating our results of operations and believes that this information provides users with a valuable insight into our overall performance and financial position. For a reconciliation of each non-U.S. GAAP financial measure to the most directly comparable U.S. GAAP financial measure, refer to the "2022 Financial Performance Summary" section.

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

Impact of COVID-19 and other Macroeconomic Factors

West has been actively monitoring the COVID-19 pandemic and its impact globally. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients around the world. Our production facilities continue to operate as they had prior to the COVID-19 pandemic, other than for enhanced safety measures intended to prevent the spread of the virus and higher levels of production at certain plant locations to meet additional customer demand. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations, as our manufacturing operations have generally been exempted from stay-at-home orders.

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

Through the nine months ended September 30, 2022, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the Company is closely monitoring the broader impact that this war has on availability of raw materials, logistics and access to European energy sources.

2022 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2022:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2022 GAAP	$186.2	$20.4	$120.6	$1.59
Unallocated items:
Pension settlement (2)	—	20.0	29.6	0.39
Amortization of acquisition-related intangible assets (3)	0.2	0.1	0.7	0.01
Tax law changes (5)	—	(3.2)	3.2	0.04
Three months ended September 30, 2022 adjusted amounts (non-U.S. GAAP)	$186.4	$37.3	$154.1	$2.03

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2022 GAAP	$604.3	$85.8	$482.9	$6.36
Unallocated items:
Restructuring and severance related charges (1)	(1.6)	(0.4)	(1.2)	(0.01)
Pension settlement (2)	—	20.3	30.5	0.40
Amortization of acquisition-related intangible assets (3)	0.6	0.1	2.1	0.03
Royalty acceleration (4)	—	1.3	(1.3)	(0.02)
Tax law changes (5)	—	(3.2)	3.2	0.04
Nine months ended September 30, 2022 adjusted amounts (non-U.S. GAAP)	$603.3	$103.9	$516.2	$6.80

During the three and nine months ended September 30, 2022, we recorded a tax benefit of $2.1 million and $12.3 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2021:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2021 GAAP	$181.4	$12.0	$175.6	$2.31
Unallocated items:
Restructuring and severance related charges (1)	0.3	0.1	0.2	—
Amortization of acquisition-related intangible assets (3)	0.2	—	0.7	0.01
Royalty acceleration (4)	—	20.4	(20.4)	(0.27)
Cost investment activity (6)	0.9	0.2	0.7	0.01
Three months ended September 30, 2021 adjusted amounts (non-U.S. GAAP)	$182.8	$32.7	$156.8	$2.06

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2021 GAAP	$568.3	$73.0	$514.1	$6.78
Unallocated items:
Restructuring and severance related charges (1)	2.5	0.6	1.9	0.02
Pension settlement (2)	—	0.2	0.6	0.01
Amortization of acquisition-related intangible assets (3)	0.6	0.1	2.1	0.03
Royalty acceleration (4)	—	20.4	(20.4)	(0.27)
Tax law changes (5)	—	1.4	(1.4)	(0.02)
Cost investment activity (6)	1.8	(0.1)	1.9	0.02
Nine months ended September 30, 2021 adjusted amounts (non-U.S. GAAP)	$573.2	$95.6	$498.8	$6.57

During the three and nine months ended September 30, 2021, we recorded a tax benefit of $8.4 million and $26.9 million, respectively, associated with stock-based compensation.

(1)During the nine months ended September 30, 2022, the Company recorded a benefit of $1.6 million in restructuring and severance related costs in connection with its 2020 plan related to revised severance estimates. During the three and nine months ended September 30, 2021, the Company recorded $0.3 million and $2.5 million, respectively, of restructuring and severance related costs.

(2)During the three and nine months ended September 30, 2022, we recorded a gross pension settlement charge of $49.6 million and $50.8 million, respectively, within other nonoperating expense (income), that fully settles the U.S. qualified defined benefit plan (the "U.S. pension plan"). During the nine months ended September 30, 2021, we recorded a pension settlement charge within other nonoperating expense (income), as it was determined that normal-course lump-sum payments for our U.S. pension plan exceeded the threshold for settlement accounting. Please refer to Note 14, Benefit Plans, for further discussion of these items.

(3)During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2022, the Company recorded $0.6 million and $1.6 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.6 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(4)During the nine months ended September 30, 2022, the Company increased its expected tax benefit related to the prepayment of future royalties from one of its subsidiaries by $1.3 million. During the three and nine months ended September 30, 2021, the Company prepaid future royalties from one of its subsidiaries, which resulted in a $20.4 million tax benefit.

(5)During the three and nine months ended September 30, 2022, the Company incurred additional tax expense of $3.2 million due to the impact of a tax law change in the state of Pennsylvania enacted during the period. During the nine months ended September 30, 2021, the Company recorded a tax benefit of $1.4 million due to the impact of a United Kingdom tax law change enacted during the period.

(6)During the three months ended September 30, 2021, we recorded a net loss on the sale of one of the Company's cost investments. During the nine months ended September 30, 2021, we recorded an impairment charge on one of our cost investments, partially offset by the gain on the sale of one of our cost investments.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percentage Change
($ in millions)	2022	2021	As-Reported	Organic
Proprietary Products	$567.0	$577.0	(1.7)%	5.5%
Contract-Manufactured Products	120.0	129.7	(7.5)%	(1.2)%
Intersegment sales elimination	(0.1)	(0.2)	—	—
Consolidated net sales	$686.9	$706.5	(2.8)%	4.3%

Consolidated net sales decreased by $19.6 million, or 2.8%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $49.8 million.

Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2022 increased by $30.2 million, or 4.3%, as compared to the same period in 2021.

Proprietary Products – Proprietary Products net sales decreased by $10.0 million, or 1.7%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $41.7 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2022 increased by $31.7 million, or 5.5%, as compared to the same period in 2021, primarily due to growth in our high-value product offerings, including our Westar® and NovaPure® products, and sales price increases, offset by a decline in COVID-19 related activity for COVID-19 vaccines and antiviral treatments.

Contract-Manufactured Products – Contract-Manufactured Products net sales decreased by $9.7 million, or 7.5%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $8.1 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2022 decreased by $1.6 million, or 1.2%, as compared to the same period in 2021, due to a decline in sales of components for diagnostic devices, offset by sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Percentage Change
($ in millions)	2022	2021	As-Reported	Organic
Proprietary Products	$1,822.0	$1,708.0	6.7%	12.7%
Contract-Manufactured Products	356.5	393.2	(9.3)%	(4.8)%
Intersegment sales elimination	(0.3)	(0.4)	—	—
Consolidated net sales	$2,178.2	$2,100.8	3.7%	9.5%

Consolidated net sales increased by $77.4 million, or 3.7%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $121.3 million. Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2022 increased by $198.7 million, or 9.5%, as compared to the same period in 2021.

Proprietary Products – Proprietary Products net sales increased by $114.0 million, or 6.7%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $103.3 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2022 increased by $217.3 million, or 12.7%, as compared to the same period in 2021, primarily due to growth in our high-value product offerings, including our NovaPure®, Westar® and Envision® products.

Contract-Manufactured Products – Contract-Manufactured Products net sales decreased by $36.7 million, or 9.3%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $18.0 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2022 decreased by $18.7 million, or 4.8%, as compared to the same period in 2021, due to a decline in sales of components for diagnostic devices, offset by sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products:
Gross profit	$247.3	$267.3	$810.3	$811.5
Gross profit margin	43.6%	46.3%	44.5%	47.5%
Contract-Manufactured Products:
Gross profit	$20.7	$20.9	$63.8	$63.7
Gross profit margin	17.3%	16.1%	17.9%	16.2%
Consolidated gross profit	$268.0	$288.2	$874.1	$875.2
Consolidated gross profit margin	39.0%	40.8%	40.1%	41.7%

Consolidated gross profit decreased by $20.2 million, or 7.0%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $17.1 million for the three months ended September 30, 2022, as compared to the same period in 2021. Consolidated gross profit margin decreased by 1.8 margin points for the three months ended September 30, 2022, as compared to the same period in 2021.

Consolidated gross profit decreased by $1.1 million, or 0.1% for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $46.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021. Consolidated gross profit margin decreased by 1.6 margin points for the nine months ended September 30, 2022, as compared to the same period in 2021.

Proprietary Products - Proprietary Products gross profit decreased by $20.0 million, or 7.5%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $15.6 million. Proprietary Products gross profit margin decreased by 2.7 margin points for the three months ended September 30, 2022, as compared to the same periods in 2021, due to product mix, including increased plant spend and production inefficiencies associated with the mix shift. Gross profit margin was also impacted by inflationary pressures on certain aspects of production, which includes raw material, labor, overhead and transportation costs. This was offset by increased sales prices and approximately $20.0 million, net, in one-time fees received due to COVID-19 supply agreements during the three months ended September 30, 2022 as compared to the same period in 2021.

Proprietary Products gross profit decreased by $1.2 million, or 0.1%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $42.9 million. Proprietary Products gross profit margin decreased by 3.0 margin points for the nine months ended September 30, 2022, as compared to the same period in 2021, due to increased plant spend to meet ongoing product demand increases and increased labor and overhead costs, primarily within transportation and compensation, that were driven by inflation. This was offset by increased sales prices in the nine months ended September 30, 2022 as compared to the same period in 2021.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $0.2 million, or 1.0%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $1.5 million. Contract-Manufactured Products gross profit margin increased by 1.2 margin points for the three months ended September 30, 2022, as compared to the same period in 2021, due to increased sales prices and production efficiencies offset by an unfavorable mix of products sold and increased labor and overhead costs, primarily transportation and compensation, that were driven by inflation.

Contract-Manufactured Products gross profit increased by $0.1 million, or 0.2%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $3.5 million. Contract-Manufactured Products gross profit margin increased by 1.7 margin points for the nine months ended September 30, 2022, as compared to the same period in 2021, due to increased sales prices and production efficiencies offset by an unfavorable mix of products sold and increased labor and overhead costs, primarily transportation and compensation, that were driven by inflation.

Research and Development (“R&D”) Costs

The following table presents R&D costs, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$13.6	$13.1	$42.6	$39.1
Contract-Manufactured Products	—	—	—	—
Consolidated R&D costs	$13.6	$13.1	$42.6	$39.1

Consolidated R&D costs increased by $0.5 million, or 3.8%, and $3.5 million, or 9.0%, for the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021, due to additional research performed to identify new product opportunities, offset by lower annual incentive compensation. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$44.3	$58.5	$155.6	$180.0
Contract-Manufactured Products	4.7	3.9	14.4	11.4
Corporate	17.3	29.5	61.2	73.4
Consolidated SG&A costs	$66.3	$91.9	$231.2	$264.8
SG&A as a % of net sales	9.7%	13.0%	10.6%	12.6%

Consolidated SG&A costs decreased by $25.6 million, or 27.9%, for the three months ended September 30, 2022, as compared to the same period in 2021, due to lower incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $3.0 million.

Consolidated SG&A costs decreased by $33.6 million, or 12.7%, for the nine months ended September 30, 2022, as compared to the same period in 2021, due to lower incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $7.4 million. This was offset by an increase in selling expenses, professional fees and salaries and fringe benefits.

Proprietary Products - Proprietary Products SG&A costs decreased by $14.2 million, or 24.3%, for the three months ended September 30, 2022, as compared to the same period in 2021. Proprietary Products SG&A costs decreased primarily due to lower annual incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $2.6 million.

Proprietary Products SG&A costs decreased by $24.4 million, or 13.6%, for the nine months ended September 30, 2022, as compared to the same period in 2021. Proprietary Products SG&A costs decreased primarily due to lower annual incentive compensation, higher allocation of functional spend to Cost of Goods Sold and a favorable foreign currency translation impact of $6.4 million. This was offset by an increase in selling expenses, professional fees and salaries and fringe benefits.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $0.8 million, or 20.5%, for the three months ended September 30, 2022, as compared to the same period in 2021, and increased by $3.0 million, or 26.3%, for the nine months ended September 30, 2022, as compared to the same period in 2021, due to increased salaries and increased inflation on overhead costs, offset by lower annual incentive compensation

Corporate - Corporate SG&A costs decreased by $12.2 million, or 41.4%, for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to lower annual incentive compensation and a reduction in mark-to-market expense related to stock-based compensation.

Corporate SG&A costs decreased by $12.2 million, or 16.6%, for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to lower annual incentive compensation and a reduction in mark-to-market expense related to stock-based compensation.

Other (Income) Expense

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

(Income) Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$0.8	$0.2	$(3.8)	$(1.9)
Contract-Manufactured Products	1.3	0.2	1.4	0.4
Corporate and unallocated	(0.2)	1.4	(1.6)	4.5
Consolidated other (income) expense	$1.9	$1.8	$(4.0)	$3.0

Other income and expense items, consisting of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, contingent consideration, fixed asset impairments and miscellaneous income and charges, are generally recorded within segment results.

Consolidated other (income) expense changed by $0.1 million for the three months ended September 30, 2022, as compared to the same period in 2021 and changed by $7.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due to the factors described below.

Proprietary Products - Proprietary Products other (income) expense changed by $0.6 million for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to $1.5 million of losses related to oil hedges being recorded during the three months ended September 30, 2022, as compared to $0.5 million of gains related to oil hedges being recorded over the same period in 2021. Additionally, there was increased contingent consideration recorded in the three months ended September 30, 2022, as compared to the same period in 2021. This was offset by increased gains on foreign exchange transactions in the three months ended September 30, 2022, as compared to the same period in 2021.

Proprietary Products other (income) expense changed by $1.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increased gains on foreign exchange transactions being recorded during the nine months ended September 30, 2022, as compared to the same period in 2021. This was offset by increased contingent consideration recorded in the nine months ended September 30, 2022, as compared to the same period in 2021.

Contract-Manufactured Products - Contract-Manufactured Products other (income) expense changed by $1.1 million for the three months ended September 30, 2022, as compared to the same period in 2021 due to increased fixed asset impairments in the three months ended September 30, 2022, as compared to the same period in 2021.

Contract-Manufactured Products other (income) expense changed by $1.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021 due to increased fixed asset impairments in the nine months ended September 30, 2022, as compared to the same period in 2021.

Corporate and unallocated items - Corporate and unallocated items changed by $1.6 million for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to the Company recording a loss on the sale of one of the Company's cost investments of $0.9 million in the three months ended September 30, 2021 that did not recur in 2022 and additional expense related to restructuring and related costs being recorded in the three months ended September 30, 2021 as compared to the same period in 2022.

Corporate and unallocated items changed by $6.1 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the Company recording a benefit of $1.6 million in restructuring and related costs in connection with its 2020 plan related to revised severance estimates in the nine months ended September 30, 2022, while the Company recorded expense of $2.5 million of restructuring and related costs in the same period in 2021. Additionally, a loss of $1.8 million related to cost investment activity was recorded in the nine months ended September 30, 2021 that did not recur in 2022.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Proprietary Products	$188.6	$195.5	$615.9	$594.3
Contract-Manufactured Products	14.7	16.8	48.0	51.9
Corporate	(16.9)	(29.5)	(60.6)	(73.0)
Adjusted consolidated operating profit	$186.4	$182.8	$603.3	$573.2
Adjusted consolidated operating profit margin	27.1%	25.9%	27.7%	27.3%
Unallocated items	(0.2)	(1.4)	1.0	(4.9)
Consolidated operating profit	$186.2	$181.4	$604.3	$568.3
Consolidated operating profit margin	27.1%	25.7%	27.7%	27.1%

Consolidated operating profit increased by $4.8 million, or 2.6%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $14.0 million for the three months ended September 30, 2022, as compared to the same period in 2021.

Consolidated operating profit increased by $36.0 million, or 6.3%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $38.7 million for the nine months ended September 30, 2022, as compared to the same period in 2021.

Proprietary Products - Proprietary Products operating profit decreased by $6.9 million, or 3.5%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $12.8 million, due to the factors described above.

Proprietary Products operating profit increased by $21.6 million, or 3.6%, for the nine months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $35.9 million, due to the factors described above.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $2.1 million, or 12.5%, for the three months ended September 30, 2022, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $1.2 million, due to the factors described above.

Contract-Manufactured Products operating profit decreased by $3.9 million, or 7.5%, for the nine months ended September 30, 2022, respectively, as compared to the same period in 2021, including an unfavorable foreign currency translation impact of $2.8 million, due to the factors described above.

Corporate - Corporate costs decreased by $12.6 million, or 42.7%, for the three months ended September 30, 2022, as compared to the same period in 2021, due to the factors described above.

Corporate costs decreased by $12.4 million, or 17.0%, for the nine months ended September 30, 2022, respectively, as compared to the same period in 2021, due to the factors described above.

Unallocated items – Other unallocated items during the three months ended September 30, 2022 consisted of $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020. Other unallocated items during the three months ended September 30, 2021 consisted of $0.3 million in restructuring and related costs, $0.2 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020 and a net loss of $0.9 million on the sale of one of the Company's cost investments.

Other unallocated items during the nine months ended September 30, 2022 consisted of a credit of $1.6 million in restructuring and related costs in connection with the Company's 2020 plan related to revised estimates associated with severance and $0.6 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020. Other unallocated items during the nine months ended September 30, 2021 consisted of $2.5 million in restructuring and related costs, $0.6 million of amortization expense associated with an acquisition of an intangible asset during the second quarter of 2020 and a net loss in our cost investment activity of $1.8 million.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$2.8	$2.7	$8.4	$7.6
Capitalized interest	(0.6)	(0.9)	(2.2)	(2.0)
Interest expense, net	$2.2	$1.8	$6.2	$5.6

Interest income	$(1.5)	$(0.4)	$(2.2)	$(0.7)

Interest expense, net, increased by $0.4 million, for the three months ended September 30, 2022, as compared to the same period in 2021, and increased by $0.6 million, for the nine months ended September 30, 2022, as compared to the same period in 2021.

Interest income increased by $1.1 million for the three months ended September 30, 2022, as compared to the same period in 2021, and $1.5 million for the nine months ended September 30, 2022, as compared to the same period in 2021 resulting from higher interest rates compared to the prior year.

Other Nonoperating Expense (Income)

Other nonoperating expense (income) changed by $50.4 million for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to the recording of a $49.6 million pension settlement charge during the three months ended September 30, 2022, which relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan, while no such amounts were recorded in the same period in 2021.

Other nonoperating expense (income) changed by $52.7 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the recording of a $50.8 million pension settlement charge during the nine months ended September 30, 2022, which relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan. During the nine months ended September 30, 2021, we recorded a $0.7 million pension settlement charge, as we determined that normal-course lump-sum payments for the U.S. pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Please refer to Note 14, Benefit Plans, for further discussion of these items.

Income Tax Expense
The provision for income taxes was $20.4 million and $12.0 million for the three months ended September 30, 2022 and 2021, respectively, and the effective tax rate was 15.0% and 6.6%, respectively. The increase in the effective tax rate is primarily due to the result of the Company's prepayment of future royalties from one of its subsidiaries in three months ended September 30, 2021, which resulted in a $20.4 million tax benefit that was not repeated in 2022, as well as a larger tax benefit related to stock-based compensation in 2021 when compared to 2022, offset by the tax benefit of $20.0 million recorded related to the termination of the U.S. pension plan recorded in 2022, as mentioned in Note 14, Benefit Plans. The company did not elect to reclassify to retained earnings the stranded tax effects on items within AOCI related to the Tax Cuts and Jobs Act of 2017, and therefore included within the $20.0 million benefit is a deferred tax benefit of $8.0 million. This is due to the reversal of stranded tax effects in AOCI for the historic accrual of deferred tax on pension AOCI at historic federal and state income tax rates while the related deferred tax asset was adjusted to the latest enacted income tax rates through net income.

The provision for income taxes was $85.8 million and $73.0 million for the nine months ended September 30, 2022 and 2021, respectively, and the effective tax rate was 15.6% and 12.9%, respectively. The increase in the effective tax rate is primarily due to the result of the Company's prepayment of future royalties from one of its subsidiaries in nine months ended September 30, 2021, which resulted in a $20.4 million tax benefit that was not repeated in 2022, as well as a larger tax benefit related to stock-based compensation in 2021 when compared to 2022, offset by the tax benefit of $20.3 million recorded related to the termination of the U.S. pension plan recorded in 2022, as mentioned in Note 14, Benefit Plans. The company did not elect to reclassify to retained earnings the stranded tax effects on items within AOCI related to the Tax Cuts and Jobs Act of 2017, and therefore included within the $20.3 million benefit is a deferred tax benefit of $8.0 million. This is due to the reversal of stranded tax effects in AOCI for the historic accrual of deferred tax on pension AOCI at historic federal and state income tax rates while the related deferred tax asset was adjusted to the latest enacted income tax rates through net income.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies decreased by $1.7 million for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to the impact of foreign currency translation on the operating results of Daikyo.

Equity in net income of affiliated companies decreased by $2.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the impact of foreign currency translation on the operating results of Daikyo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2022	2021
Net cash provided by operating activities	$493.2	$423.2
Net cash used in investing activities	$(193.4)	$(175.7)
Net cash used in financing activities	$(284.1)	$(161.9)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $70.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to decreases in the change in working capital.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $17.7 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due to an increase in capital expenditures in 2022.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $122.2 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in purchases under our share repurchase program in 2022 and additional debt repayments in 2022.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$729.0	$762.6
Accounts receivable, net	$485.3	$489.0
Inventories	$413.1	$378.4
Accounts payable	$188.9	$232.2
Debt	$209.4	$253.0
Equity	$2,470.8	$2,335.4
Working capital	$1,276.9	$1,147.9

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2022 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2022 included $225.4 million of cash held by subsidiaries within the U.S., and $503.6 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2022, we purchased 563,334 shares of our common stock under the share repurchase program at a cost of $202.9 million, or an average price of $360.03 per share.

Working capital – Working capital at September 30, 2022 increased by $129.0 million, or 11.2%, as compared to December 31, 2021, which includes an unfavorable foreign currency translation impact of $64.8 million. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and inventories increased by $15.7 million, $32.6 million and $67.1 million, respectively, while total current liabilities decreased by $100.5 million. The increase in cash and cash equivalents was due to cash collections from operations, offset by share repurchases, debt repayments and payment of annual incentive compensation during the nine months ended September 30, 2022. The increase in accounts receivable was due to increased sales activity. The increase in inventories that occurred in the period was to ensure we have sufficient inventory on hand to support the needs of our customers. The decrease in total current liabilities was caused by the decline in accrued salaries, wages and benefits and accounts payable.

Debt and credit facilities – The $43.6 million decrease in total debt at September 30, 2022, as compared to December 31, 2021, resulted primarily from debt repayments for our Series A notes.

Our sources of liquidity include our Credit Facility. At September 30, 2022, we had no outstanding borrowings under the Credit Facility. At September 30, 2022, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2022, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of the amounts and estimated timing of future cash payments resulting from commitments and contractual obligations was provided in our 2021 Annual Report. During the three months ended September 30, 2022, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2022, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2021 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2021 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted during the three months ended September 30, 2022, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2022, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are providing the disclosure below and supplementing the risk factors described in Part I, Item 1A of our 2021 Annual Report with the following risk factor. The additional risk factor identified should be read in conjunction with the risk factors described in the 2021 Annual Report and the information under the "Forward Looking Statements" in the 2021 Annual Report.

We may be unable to increase capacity or efficiency at our own manufacturing facilities, which could adversely affect our business, financial condition, and results of operations.

We must adjust our production capacity as customer demand changes and are focused on increasing capacity at various facilities through our capital strategy. If we are unable to increase capacity levels at the rate we expect, or if unforeseen costs or other challenges associated with increasing that capacity arise, we may not be able to achieve our financial targets.

Additionally, we are committed to supporting a full portfolio of our products for our customers. That commitment, along with shifts of product mix and complexity, may result in more frequent equipment change-overs and potentially increased costs because of the high fixed cost nature of our business, causing lower gross margins due to under-absorption of those fixed costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2022 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2022	28,889	$313.02	28,889	144,444
August 1 - 31, 2022	28,889	325.87	28,889	115,555
September 1 - 30, 2022	28,889	300.78	28,889	86,666
Total	86,667	$313.22	86,667	86,666

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

October 27, 2022

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