Form 10-Q
period 2023-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2023-04-27
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☑
As of April 12, 2023, there were 74,242,584 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$716.6	$720.0
Cost of goods and services sold	445.3	435.4
Gross profit	271.3	284.6
Research and development	17.1	14.6
Selling, general and administrative expenses	86.0	83.4
Other expense (income) (Note 15)	12.9	(3.1)
Operating profit	155.3	189.7
Interest expense	2.2	2.2
Interest income	(4.8)	(0.3)
Income before income taxes and equity in net income of affiliated companies	157.9	187.8
Income tax expense	23.6	21.2
Equity in net income of affiliated companies	(5.7)	(7.2)
Net income	$140.0	$173.8

Net income per share:
Basic	$1.88	$2.34
Diluted	$1.85	$2.29

Weighted average shares outstanding:
Basic	74.5	74.4
Diluted	75.7	76.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$140.0	$173.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.2 and $1.0	15.3	(22.1)
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.2) and $0.3	(0.5)	0.9
Net loss on derivatives, net of tax of $(0.1) and $(0.8)	(0.2)	(1.6)
Other comprehensive income (loss), net of tax	14.6	(22.8)
Comprehensive income	$154.6	$151.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$886.3	$894.3
Accounts receivable, net	513.4	507.4
Inventories	447.0	414.8
Other current assets	90.5	103.0
Total current assets	1,937.2	1,919.5
Property, plant and equipment	2,478.9	2,386.6
Less: accumulated depreciation and amortization	1,263.7	1,228.3
Property, plant and equipment, net	1,215.2	1,158.3
Operating lease right-of-use assets	101.1	104.4
Investments in affiliated companies	208.8	204.9
Goodwill	107.8	107.3
Intangible assets, net	17.8	18.4
Deferred income taxes	99.0	65.6
Other noncurrent assets	36.7	38.4
Total Assets	$3,723.6	$3,616.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.2	$2.2
Accounts payable	233.8	215.4
Accrued salaries, wages and benefits	65.7	76.8
Income taxes payable	59.0	24.8
Operating lease liabilities	16.2	16.0
Other current liabilities	158.0	183.8
Total current liabilities	534.9	519.0
Long-term debt	206.1	206.7
Deferred income taxes	14.5	14.3
Pension and other postretirement benefits	27.2	28.2
Long-term operating lease liabilities	89.9	93.0
Deferred compensation benefits	19.0	19.1
Other long-term liabilities	55.8	51.6
Total Liabilities	947.4	931.9

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million in 2023 and 2022; shares outstanding: 74.2 million and 74.1 million	18.8	18.8
Capital in excess of par value	181.4	232.2
Retained earnings	3,113.6	2,987.8
Accumulated other comprehensive loss	(168.4)	(183.0)
Treasury stock, at cost (1.1 million and 1.2 million shares)	(369.2)	(370.9)
Total Equity	2,776.2	2,684.9
Total Liabilities and Equity	$3,723.6	$3,616.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$140.0	$173.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.7	28.7
Amortization	0.9	0.9
Stock-based compensation	8.5	5.5
Asset impairments	11.3	—
Other non-cash items, net	(6.5)	(7.5)
Changes in assets and liabilities	(46.8)	(50.2)
Net cash provided by operating activities	138.1	151.2

Cash flows from investing activities:
Capital expenditures	(82.1)	(65.8)
Other, net	—	(2.5)
Net cash used in investing activities	(82.1)	(68.3)

Cash flows from financing activities:
Repayments of long-term debt	(0.6)	(0.6)
Debt issuance costs	—	(1.1)
Dividend payments	(14.1)	(13.4)
Proceeds from stock-based compensation awards	13.5	6.3
Employee stock purchase plan contributions	1.8	2.0
Shares purchased under share repurchase program	(60.1)	(147.1)
Shares repurchased for employee tax withholdings	(11.5)	(18.8)
Net cash used in financing activities	(71.0)	(172.7)
Effect of exchange rates on cash	7.0	(5.1)
Net decrease in cash and cash equivalents	(8.0)	(94.9)

Cash, including cash equivalents at beginning of period	894.3	762.6
Cash, including cash equivalents at end of period	$886.3	$667.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2023, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West,” the “Company,” “we,” “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Recently Adopted Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to enhance transparency around entities' use of supplier finance programs. The amendment requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on our financial statements, as supplier finance programs are not material to the Company as of March 31, 2023.

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

The following table presents the approximate percentage of our net sales by market group:

Three Months Ended March 31,
	2023	2022
Biologics	34%	43%
Generics	20%	17%
Pharma	27%	24%
Contract-Manufactured Products	19%	16%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

Three Months Ended March 31,
	2023	2022
High-Value Product Components	51%	56%
High-Value Product Delivery Devices	7%	5%
Standard Packaging	23%	23%
Contract-Manufactured Products	19%	16%
	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

Three Months Ended March 31,
	2023	2022
Americas	44%	45%
Europe, Middle East, Africa	47%	45%
Asia Pacific	9%	10%
	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2022	$16.3
Contract assets, March 31, 2023	19.4
Change in contract assets - increase (decrease)	$3.1

Deferred income, December 31, 2022	$(68.2)
Deferred income, March 31, 2023	(57.5)
Change in deferred income - decrease (increase)	$10.7

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the three months ended March 31, 2023, $21.3 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2023, there was $2.8 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $1.9 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$140.0	$173.8
Weighted average common shares outstanding	74.5	74.4
Dilutive effect of equity awards, based on the treasury stock method	1.2	1.6
Weighted average shares assuming dilution	75.7	76.0

During the three months ended March 31, 2023 and 2022, there were 0.3 million and 0.0 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

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

During the three months ended March 31, 2023, we purchased 183,360 shares of our common stock under the program at a cost of $60.1 million, or an average price of $327.90 per share. During the three months ended March 31, 2022, we purchased 390,000 shares of our common stock under the program at a cost of $147.1 million, or an average price of $377.23 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) and net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2023	December 31, 2022
Raw materials	$181.0	$170.7
Work in process	95.9	79.0
Finished goods	170.1	165.1
	$447.0	$414.8

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

The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Operating lease cost	$5.9	$3.3
Short-term lease cost	1.3	0.4
Variable lease cost	1.7	1.4
Total lease cost	$8.9	$5.1

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.9	$3.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.6	$9.7

As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.3 years and 9.3 years, respectively.

As of March 31, 2023 and December 31, 2022, the weighted average discount rate was 3.26% and 3.25%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	March 31,	December 31,
Year	2023	2022
2023 (remaining period as of)	$14.5	$19.0
2024	18.3	18.1
2025	16.2	16.0
2026	13.4	13.4
2027	9.3	9.4
Thereafter	51.5	50.8
	123.2	126.7
Less: imputed lease interest	(17.1)	(17.7)
Total lease liabilities	$106.1	$109.0

Note 7:  Affiliated Companies

At March 31, 2023 and December 31, 2022, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $200.9 million and $197.0 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $7.9 million and $7.9 million at March 31, 2023 and December 31, 2022, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $44.2 million for the three months ended March 31, 2023, as compared to $58.5 million for the same period in 2022. As of March 31, 2023 and December 31, 2022, the payable balance due to affiliates was $30.3 million and $31.2 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, LTD ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $3.3 million for the three months ended March 31, 2023, as compared to $4.0 million for the same period in 2022. As of March 31, 2023 and December 31, 2022, the receivable balance due from affiliates was $2.5 million and $2.2 million, respectively.

Please refer to Note 7, Affiliated Companies, to the consolidated financial statements in our 2022 Annual Report for additional details.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2023.

($ in millions)	March 31, 2023	December 31, 2022
Term Loan, due December 31, 2024 (5.87%)	$82.6	$83.2
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	208.6	209.2
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.3	0.3
Total debt	208.3	208.9
Less: current portion of long-term debt	2.2	2.2
Long-term debt, net	$206.1	$206.7

Credit Facility

At March 31, 2023, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

At March 31, 2023, we had $82.6 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $80.4 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2023, we were in compliance with all of our debt covenants.

Please refer to Note 10, Debt, to the consolidated financial statements in our 2022 Annual Report for additional details regarding our debt agreements.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both March 31, 2023 and December 31, 2022, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2023, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	8.2	8.5	—
Yen	5,629.6	30.2	12.5
SGD	67.9	24.9	23.8

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of March 31, 2023, the notional amount of the cross-currency swap was ¥9.0 billion ($82.6 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin. In addition, we receive periodic fixed payments of USD in return for paying fixed principal payments of Yen.

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

From November 2017 through March 2023, we purchased several series of call options for a total of 903,932 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of March 31, 2023, we had outstanding contracts to purchase 250,742 barrels of crude oil from March 2023 to December 2024, at a weighted-average strike price of 104.21 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2023 and December 31, 2022.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2023	2022
Fair Value Hedges:
Hedged item (intercompany loan)	$2.5	$(9.6)	Other expense (income)
Derivative designated as hedging instrument	(2.5)	9.6	Other expense (income)
Amount excluded from effectiveness testing	1.2	0.8	Other expense (income)
Total	$1.2	$0.8

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2023 and 2022 were $1.2 million and $0.8 million, respectively.

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of (Loss) Gain Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Fair Value Hedges:
Foreign currency hedge contracts	$0.2	$(1.2)	$—	$—	Other expense (income)
Total	$0.2	$(1.2)	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$0.4	$0.7	$(0.3)	Net sales
Foreign currency hedge contracts	(1.0)	(1.1)	—	0.5	Cost of goods and services sold
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$(1.1)	$(0.7)	$0.7	$0.3
Net Investment Hedges:
Cross-currency swap	$1.7	$3.3	$—	$—	Other expense (income)
Total	$1.7	$3.3	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three months ended March 31, 2023 and 2022. The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net sales	$0.7	$(0.3)
Cost of goods and services sold	—	0.5
Interest expense	—	0.1

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2023	2022
Commodity call options	$(0.6)	$2.8	Other expense (income)
Total	$(0.6)	$2.8

For the three months ended March 31, 2023 and 2022, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.4	$10.4	$—	$—
Foreign currency contracts	3.5	—	3.5	—
Cross-currency swap	14.6	—	14.6	—
Commodity call options	0.9	—	0.9	—
	$29.4	$10.4	$19.0	$—
Liabilities:
Contingent consideration	$4.5	$—	$—	$4.5
Deferred compensation liabilities	10.6	10.6	—	—
Foreign currency contracts	2.4	—	2.4	—
	$17.5	$10.6	$2.4	$4.5

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.5	$12.5	$—	$—
Foreign currency contracts	4.5	—	4.5	—
Cross-currency swap	13.9	—	13.9	—
Commodity call options	1.2	—	1.2	—
	$32.1	$12.5	$19.6	$—
Liabilities:
Contingent consideration	$4.7	$—	$—	$4.7
Deferred compensation liabilities	12.7	12.7	—	—
Foreign currency contracts	1.4	—	1.4	—
	$18.8	$12.7	$1.4	$4.7

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2023, the estimated fair value of long-term debt was $201.2 million compared to a carrying amount of $206.1 million. At December 31, 2022, the estimated fair value of long-term debt was $201.8 million and the carrying amount was $206.7 million.

Note 11: Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2023:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive income (loss) before reclassifications	(0.9)	—	(0.2)	15.3	14.2
Amounts reclassified out from accumulated other comprehensive income (loss)	0.7	—	(0.3)	—	0.4
Other comprehensive income (loss), net of tax	(0.2)	—	(0.5)	15.3	14.6
Balance, March 31, 2023	$—	$1.6	$(9.9)	$(160.1)	$(168.4)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2022:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	(1.9)	—	0.4	(22.1)	(23.6)
Amounts reclassified out from accumulated other comprehensive (loss) income	0.3	—	0.5	—	0.8
Other comprehensive (loss) income, net of tax	(1.6)	—	0.9	(22.1)	(22.8)
Balance, March 31, 2022	$(2.8)	$1.5	$(30.9)	$(150.2)	$(182.4)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2023	2022
(Losses) gains on derivatives:
Foreign currency contracts	$(0.7)	$0.3	Net sales
Foreign currency contracts	—	(0.5)	Cost of goods and services sold
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(0.8)	(0.3)
Tax benefit	0.1	—
Net of tax	$(0.7)	$(0.3)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	0.4	—	(a)
Settlements	—	(0.6)	(a)
Total before tax	0.4	(0.6)
Tax (expense) benefit	(0.1)	0.1
Net of tax	$0.3	$(0.5)
Total reclassifications for the period, net of tax	$(0.4)	$(0.8)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2023:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	(50.8)	(0.3)	61.8	—	—	11.0
Shares purchased under share repurchase program	—	—	—	0.2	(60.1)	—	—	(60.1)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	14.6	14.6
Balance, March 31, 2023	75.3	$18.8	$181.4	1.1	$(369.2)	$3,113.6	$(168.4)	$2,776.2

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2022:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net income	—	—	—	—	—	173.8	—	173.8
Activity related to stock-based compensation	—	—	(29.1)	(0.3)	29.2	—	—	0.1
Shares purchased under share repurchase program	—	—	—	0.4	(147.1)	—	—	(147.1)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.8)	(22.8)
Balance, March 31, 2022	75.3	$18.8	$219.9	1.2	$(347.4)	$2,617.3	$(182.4)	$2,326.2

Note 13: Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2023, there were 1,444,472 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2023, we granted 105,244 stock options at a weighted average exercise price of $306.68 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $108.80 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.1%; expected life of 5.7 years based on prior experience; stock volatility of 29.8% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2023, we granted 37,397 stock-settled performance share unit ("PSU") awards at a weighted average grant-date fair value of $306.68 per share to eligible employees. These awards are earned based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain numbers of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee's targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the three months ended March 31, 2023, we granted 4,284 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $306.68 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $8.5 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Service cost	$0.3	$0.4	$—	$—	$0.3	$0.4
Interest cost	0.6	1.6	0.1	—	0.7	1.6
Expected return on assets	(0.3)	(2.2)	—	—	(0.3)	(2.2)
Recognized actuarial losses (gains)	0.1	0.4	(0.5)	(0.4)	(0.4)	—
Settlements	—	0.6	—	—	—	0.6
Net periodic benefit cost	$0.7	$0.8	$(0.4)	$(0.4)	$0.3	$0.4

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
U.S. plans	$0.1	$0.4	$(0.4)	$(0.4)	$(0.3)	$—
International plans	0.6	0.4	—	—	0.6	0.4
Net periodic benefit cost	$0.7	$0.8	$(0.4)	$(0.4)	$0.3	$0.4

During the three months ended March 31, 2022, we recorded a pension settlement charge of $0.6 million within other nonoperating expense (income), as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2023	2022
Asset impairments	$11.3	$—
Loss (gain) on oil hedges	0.6	(2.8)
Contingent consideration	0.3	0.8
Foreign exchange transaction losses (gains)	0.9	(1.1)
Other items	(0.2)	—
Total other expense (income)	$12.9	$(3.1)

Restructuring and Related Charges

In December 2022, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of up to twelve months from the date of approval. The plan is expected to require restructuring and related charges of approximately $25 million to $27 million, with annualized savings in the range of $22.0 million to $24.0 million.

The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2022	$10.1	$15.3	$25.4
Charges	—	—	—
Cash payments	(0.7)	—	(0.7)
Balance, March 31, 2023	$9.4	$15.3	$24.7

Asset Impairments

During the three months ended March 31, 2023, in preparation for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, the Company recorded an impairment expense of $9.4 million within other expense (income) and a corresponding reduction to the disposal group net assets to its fair value less cost to sell. The transaction is expected to close during the second quarter of 2023.

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Oil Hedges

During the three months ended March 31, 2023 and 2022, we recorded a loss of $0.6 million and a gain of $2.8 million, respectively, related to oil hedges. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our hedging activity.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $23.6 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively, and the effective tax rate was 14.9% and 11.3%, respectively. During the three months ended March 31, 2023 and 2022, we recorded a tax benefit of $11.6 million and $8.9 million, respectively, associated with stock-based compensation. The increase in the effective tax rate is primarily due to a shift in the geographic earnings mix and a $5.9 million tax benefit recorded as a result of a state tax valuation allowance reversal in the three months ended March 31, 2022 that was not repeated in 2023. This was offset by an increase in the tax benefit related to stock-based compensation for the three months ended March 31, 2023, as compared to the same period in 2022.

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

There have been no significant changes to the commitments and contingencies included in our 2022 Annual Report.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net sales:
Proprietary Products	$583.1	$601.3
Contract-Manufactured Products	133.5	118.7
Intersegment sales elimination	—	—
Consolidated net sales	$716.6	$720.0

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended March 31,
($ in millions)	2023	2022
Proprietary Products	$170.7	$193.4
Contract-Manufactured Products	17.4	19.1
Total business segment operating profit	$188.1	$212.5
Corporate and Unallocated
Stock-based compensation expense	$(8.5)	$(5.5)
Corporate general costs (1)	(14.7)	(17.1)
Unallocated Items:
Asset impairment for planned sale of plant (2)	(9.4)	—
Amortization of acquisition-related intangible assets (3)	(0.2)	(0.2)
Total Corporate and Unallocated	(32.8)	(22.8)
Total consolidated operating profit	$155.3	$189.7
Interest (income) expense, net	(2.6)	1.9
Income before income taxes and equity in net income of affiliated companies	$157.9	$187.8

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three months ended March 31, 2023, in preparation for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, the Company recorded an impairment expense of $9.4 million within other expense (income) and a corresponding reduction to the disposal group net assets to its fair value less cost to sell. The transaction is expected to close during the second quarter of 2023.

(3) During the three months ended March 31, 2023 and 2022, we recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

Please refer to Note 15, Other Expense (Income), for further discussion of certain unallocated items referenced above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2022 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2022 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Macroeconomic Factors

Through the three months ended March 31, 2023, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.

During three months ended March 31, 2023 we continued to experience high costs for raw materials in both domestic and international markets.

Due to the uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Item 1A. Risk Factors and the risk factors described in Part I, Item 1A of our 2022 Annual Report.

2023 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2023 GAAP	$155.3	$23.6	$140.0	$1.85
Unallocated items:
Asset impairment for planned sale of plant (1)	9.4	—	9.4	0.12
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Quarter ended March 31, 2023 adjusted amounts (non-U.S. GAAP)	$164.9	$23.6	$150.1	$1.98

During the first quarter 2023, we recorded a tax benefit of $11.6 million associated with stock-based compensation.

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2022 GAAP	$189.7	$21.2	$173.8	$2.29
Unallocated items:
Pension settlement (3)	—	0.1	0.5	—
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Quarter ended March 31, 2022 adjusted amounts (non-U.S. GAAP)	$189.9	$21.3	$175.0	$2.30

During the first quarter 2022, we recorded a tax benefit of $8.9 million associated with stock-based compensation.

(1)During the three months ended March 31, 2023, in preparation for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, the Company recorded an impairment expense of $9.4 million within other expense (income) and a corresponding reduction to the disposal group net assets to its fair value less cost to sell. The transaction is expected to close during the second quarter of 2023.

(2)During the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three months ended March 31, 2023 and 2022, the Company recorded $0.5 million of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(3)The Company recorded a pension settlement charge within other nonoperating (income) expense, as it determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percentage Change
($ in millions)	2023	2022	As-Reported	Organic
Proprietary Products	$583.1	$601.3	(3.0)%	(0.1)%
Contract-Manufactured Products	133.5	118.7	12.5%	14.4%
Intersegment sales elimination	—	—	—	—
Consolidated net sales	$716.6	$720.0	(0.5)%	2.3%

Consolidated net sales decreased by $3.4 million, or 0.5%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $20.1 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2023 increased by $16.7 million, or 2.3%, as compared to the same period in 2022.

Proprietary Products – Proprietary Products net sales decreased by $18.2 million, or 3.0%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $17.8 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2023 decreased by $0.4 million, or 0.1%, as compared to the same period in 2022, primarily due to a decline in COVID-related sales of approximately $88 million, offset by sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $14.8 million, or 12.5%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $2.3 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2023 increased by $17.1 million, or 14.4%, as compared to the same period in 2022, primarily due to an increase in sales of components associated with injection-related devices and sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2023	2022
Proprietary Products:
Gross profit	$247.8	$260.7
Gross profit margin	42.5%	43.4%
Contract-Manufactured Products:
Gross profit	$23.5	$23.9
Gross profit margin	17.6%	20.1%
Consolidated gross profit	$271.3	$284.6
Consolidated gross profit margin	37.9%	39.5%

Consolidated gross profit decreased by $13.3 million, or 4.7%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $6.7 million for the three months ended March 31, 2023, as compared to the same period in 2022. Consolidated gross profit margin decreased by 1.6 margin points for the three months ended March 31, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products gross profit decreased by $12.9 million, or 4.9%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $6.2 million. Proprietary Products gross profit margin decreased by 0.9 margin points for the three months ended March 31, 2023, as compared to the same periods in 2022, due to a decline in higher margin COVID-related sales, inflationary pressures primarily within transportation and compensation costs, and additional plant spend to meet ongoing product demand. These headwinds were partially offset by increased sales prices and production efficiencies.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $0.4 million, or 1.7%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $0.5 million. Contract-Manufactured Products gross profit margin decreased by 2.5 margin points for the three months ended March 31, 2023, as compared to the same period in 2022, due to inflationary pressures primarily within transportation and compensation costs and unfavorable mix of product sold. These headwinds were partially offset by increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended March 31,
($ in millions)	2023	2022
Consolidated R&D costs	$17.1	$14.6

Consolidated R&D costs increased by $2.5 million, or 17.1%, for the three months ended March 31, 2023, as compared to the same period in 2022, due to additional research performed to identify new product opportunities, of which $1.5 million of the increase relates to research performed on glass systems. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred during the three months ended March 31, 2023 and 2022 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2023	2022
Proprietary Products	$56.5	$55.9
Contract-Manufactured Products	6.0	4.8
Corporate and unallocated items	23.5	22.7
Consolidated SG&A costs	$86.0	$83.4
SG&A as a % of net sales	12.0%	11.6%

Consolidated SG&A costs increased by $2.6 million, or 3.1%, for the three months ended March 31, 2023, as compared to the same period in 2022, due to an increase in compensation costs, offset by a decrease in costs related to professional services and a favorable foreign currency translation impact of $0.7 million.

Proprietary Products - Proprietary Products SG&A costs increased by $0.6 million, or 1.1%, for the three months ended March 31, 2023, as compared to the same period in 2022. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs, offset by a decrease in costs related to professional services, other discretionary spending and a favorable foreign currency translation impact of $0.6 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $1.2 million, or 25.0% for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a higher allocation of corporate function spend.

Corporate and unallocated items - Corporate SG&A costs increased by $0.8 million, or 3.5%, for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in mark-to-market expense related to stock-based compensation, offset by a decrease in costs related to professional services.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

(Income) Expense	Three Months Ended March 31,
($ in millions)	2023	2022
Proprietary Products	$3.5	$(3.2)
Contract-Manufactured Products	0.1	—
Corporate and unallocated items	9.3	0.1
Consolidated other expense (income)	$12.9	$(3.1)

Other expense and income items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, contingent consideration, fixed asset impairments and miscellaneous income and charges.

Consolidated other expense (income) changed by $16.0 million for the three months ended March 31, 2023, as compared to the same period in 2022, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $6.7 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a $0.6 million loss related to oil hedges recorded during the three months ended March 31, 2023 compared to a gain of $2.8 million for the three months ended March 31, 2022. Additionally, a loss of $0.9 million on foreign exchange transactions was recorded in the three months ended March 31, 2023, while a gain of $1.1 million was recorded in the same period in 2022. Lastly, fixed asset impairments totaled $1.9 million in the three months ended March 31, 2023, while a gain on the sale of equipment of $0.1 million was recorded in the same period in 2022.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.1 million for the three months ended March 31, 2023, as compared to the same period in 2022.

Corporate and unallocated items - Corporate and unallocated items changed by $9.2 million for the three months ended March 31, 2023, as compared to the same periods in 2022. During the three months ended March 31, 2023, in preparation for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, the Company recorded an impairment expense of $9.4 million within other expense (income) and a corresponding reduction to the disposal group net assets to its fair value less cost to sell. The transaction is expected to close during the second quarter of 2023.

Operating Profit

The following table presents operating profit and adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2023	2022
Proprietary Products	$170.7	$193.4
Contract-Manufactured Products	17.4	19.1
Corporate and unallocated	(32.8)	(22.8)
Consolidated operating profit	$155.3	$189.7
Consolidated operating profit margin	21.7%	26.3%
Unallocated items	9.6	0.2
Adjusted consolidated operating profit	$164.9	$189.9
Adjusted consolidated operating profit margin	23.0%	26.4%

Consolidated operating profit decreased by $34.4 million, or 18.1%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $5.8 million for the three months ended March 31, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products operating profit decreased by $22.7 million, or 11.7%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $5.3 million, due to the factors described above, most notably the decline in COVID-related sales.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $1.7 million, or 8.9%, for the three months ended March 31, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $0.5 million, due to the factors described above, most notably increased overhead costs that were driven by inflation.

Corporate - Excluding the unallocated items, Corporate costs increased by $0.6 million, or 2.7%, for the three months ended March 31, 2023, as compared to the same period in 2022, due to the factors described above.

Unallocated items - Please refer to the Financial Performance Summary section above for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2023	2022
Interest expense	$3.3	$2.7
Capitalized interest	(1.1)	(0.5)
Interest expense, net	$2.2	$2.2

Interest income	$(4.8)	$(0.3)
Interest expense, net, remained flat for the three months ended March 31, 2023, as compared to the same period in 2022.

Interest income increased by $4.5 million for the three months ended March 31, 2023, as compared to the same period in 2022, resulting from higher interest rates compared to the prior year, primarily within the US, Europe and South America.

Income Tax Expense
The provision for income taxes was $23.6 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively, and the effective tax rate was 14.9% and 11.3%, respectively. The increase in the effective tax rate is primarily due to a shift in the geographic earnings mix and a $5.9 million tax benefit recorded as a result of a state tax valuation allowance reversal in the three months ended March 31, 2022 that was not repeated in 2023. This was offset by an increase in the tax benefit related to stock-based compensation for the three months ended March 31, 2023, as compared to the same period in 2022.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies decreased by $1.5 million for the three months ended March 31, 2023, as compared to the same period in 2022, due to less favorable operating results at Daikyo and the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2023	2022
Net cash provided by operating activities	$138.1	$151.2
Net cash used in investing activities	$(82.1)	$(68.3)
Net cash used in financing activities	$(71.0)	$(172.7)

Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $13.1 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a decline in operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $13.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in capital expenditures for additional manufacturing capacity in 2023 to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $101.7 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decreases in purchases under our share repurchase program in 2023.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$886.3	$894.3
Accounts receivable, net	$513.4	$507.4
Inventories	$447.0	$414.8
Accounts payable	$233.8	$215.4
Debt	$208.3	$208.9
Equity	$2,776.2	$2,684.9
Working capital	$1,402.3	$1,400.5

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2023 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2023 included $244.4 million of cash held by subsidiaries within the U.S., and $641.9 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2023, we purchased 183,360 shares of our common stock under our calendar-year 2023 share repurchase program at a cost of $60.1 million, or an average price of $327.90 per share.

Working capital – Working capital at March 31, 2023 increased by $1.8 million, or 0.1%, as compared to December 31, 2022, which includes a favorable foreign currency translation impact of $8.1 million. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $15.0 million, while accounts receivable, inventories and total current liabilities increased by $2.5 million, $29.7 million and $11.9 million, respectively.

The decrease in cash and cash equivalents was due to capital expenditures and share repurchases, offset by positive operating results during the three months ended March 31, 2023. The increase in inventories that occurred during the period was to ensure we have sufficient inventory on hand to support the needs of our customers. The increase in total current liabilities was caused an increase in accounts payable and income taxes payable during the three months ended March 31, 2023.

Debt and credit facilities – The $0.6 million decrease in total debt at March 31, 2023, as compared to December 31, 2022, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At March 31, 2023, we had no outstanding borrowings under the Credit Facility. At March 31, 2023, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2023, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2022 Annual Report. During the three months ended March 31, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2023, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2022 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2022 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards that were adopted during the three months ended March 31, 2023, and the impact, if any, on our financial position or results of operations, see Note 2, New Accounting Standards.

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
•profitability, or mix, of the products sold in any reporting period, including lower-than-expected sales growth of our high-value proprietary product offerings;
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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2022 Annual Report as well as Part II, section 1A of this quarterly report.

Except as required by law or regulation, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2022 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are providing the disclosure below and supplementing the risk factors described in Part I, Item 1A of our 2022 Annual Report with the following risk factor. The additional risk factor identified should be read in conjunction with the risk factors described in the 2022 Annual Report and the information under the “Forward Looking Statements” in the 2022 Annual Report.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business and financial condition.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, our business and financial condition. Even with our continued effort to mitigate counterparty risk by working with highly liquid, well capitalized counterparties, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2023	—	$—	—	$—
February 1 - 28, 2023	—	—	—	1,000,000,000
March 1 - 31, 2023	183,360	327.90	183,360	939,900,000
Total	183,360	$327.90	183,360	$939,900,000

(1)In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions.

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

April 27, 2023