Form 10-Q
period 2023-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2023-07-27
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-8036

WEST PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1210010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Herman O. West Drive, Exton, PA	19341-1147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-594-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share	WST	New York Stock Exchange
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
Yes ☐ No ☑
As of July 19, 2023, there were 73,861,212 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$753.8	$771.3	$1,470.4	$1,491.3
Cost of goods and services sold	462.4	449.8	907.7	885.2
Gross profit	291.4	321.5	562.7	606.1
Research and development	16.5	14.4	33.6	29.0
Selling, general and administrative expenses	88.4	81.5	174.4	164.9
Other expense (income) (Note 15)	4.0	(2.8)	16.9	(5.9)
Operating profit	182.5	228.4	337.8	418.1
Interest expense, net	2.7	1.8	4.9	4.0
Interest income	(5.0)	(0.4)	(9.8)	(0.7)
Other nonoperating (income) expense	(0.1)	(0.2)	(0.1)	(0.2)
Income before income taxes and equity in net income of affiliated companies	184.9	227.2	342.8	415.0
Income tax expense	34.8	44.2	58.4	65.4
Equity in net income of affiliated companies	(5.0)	(5.5)	(10.7)	(12.7)
Net income	$155.1	$188.5	$295.1	$362.3

Net income per share:
Basic	$2.08	$2.53	$3.96	$4.87
Diluted	$2.06	$2.48	$3.91	$4.77

Weighted average shares outstanding:
Basic	74.3	74.4	74.4	74.4
Diluted	75.4	75.8	75.5	75.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$155.1	$188.5	$295.1	$362.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $1.3, $1.7, $1.5 and $2.7, respectively	(11.3)	(64.4)	4.0	(86.5)
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.3), $0.6, $(0.5), and $0.9, respectively	(0.9)	1.9	(1.4)	2.8
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	(0.1)	(0.1)	(0.1)
Net loss on derivatives, net of tax of $(1.0), $0.0, $(1.1) and $(0.8), respectively	(2.8)	(0.9)	(3.0)	(2.5)
Other comprehensive (loss) income, net of tax	(15.1)	(63.5)	(0.5)	(86.3)
Comprehensive income	$140.0	$125.0	$294.6	$276.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$796.3	$894.3
Accounts receivable, net	534.4	507.4
Inventories	449.4	414.8
Other current assets	94.1	103.0
Total current assets	1,874.2	1,919.5
Property, plant and equipment	2,543.3	2,386.6
Less: accumulated depreciation and amortization	1,282.0	1,228.3
Property, plant and equipment, net	1,261.3	1,158.3
Operating lease right-of-use assets	99.2	104.4
Investments in affiliated companies	202.8	204.9
Goodwill	108.0	107.3
Intangible assets, net	16.8	18.4
Deferred income taxes	67.0	65.6
Other noncurrent assets	40.3	38.4
Total Assets	$3,669.6	$3,616.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$2.2	$2.2
Accounts payable	218.0	215.4
Accrued salaries, wages and benefits	85.4	76.8
Income taxes payable	26.7	24.8
Operating lease liabilities	16.2	16.0
Other current liabilities	163.1	183.8
Total current liabilities	511.6	519.0
Long-term debt	205.6	206.7
Deferred income taxes	15.4	14.3
Pension and other postretirement benefits	27.3	28.2
Operating lease liabilities	87.3	93.0
Deferred compensation benefits	20.6	19.1
Other long-term liabilities	55.1	51.6
Total Liabilities	922.9	931.9

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million; shares outstanding: 73.9 million and 74.1 million	18.8	18.8
Capital in excess of par value	158.2	232.2
Retained earnings	3,254.6	2,987.8
Accumulated other comprehensive loss	(183.5)	(183.0)
Treasury stock, at cost (1.4 million and 1.2 million shares)	(501.4)	(370.9)
Total Equity	2,746.7	2,684.9
Total Liabilities and Equity	$3,669.6	$3,616.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$295.1	$362.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64.3	57.9
Amortization	1.4	1.8
Stock-based compensation	16.0	11.0
Loss on disposal of plant	11.6	—
Asset impairments	3.4	0.2
Pension settlement charge	—	1.2
Other non-cash items, net	(12.4)	(11.6)
Changes in assets and liabilities	(72.1)	(98.5)
Net cash provided by operating activities	307.3	324.3

Cash flows from investing activities:
Capital expenditures	(157.5)	(131.9)
Other, net	(6.7)	(2.4)
Net cash used in investing activities	(164.2)	(134.3)

Cash flows from financing activities:
Repayments of long-term debt	(1.1)	(1.1)
Debt issuance costs	—	(1.3)
Dividend payments	(28.2)	(26.5)
Proceeds from stock-based compensation awards	24.0	10.7
Employee stock purchase plan contributions	3.5	4.1
Shares purchased under share repurchase programs	(233.5)	(175.7)
Shares repurchased for employee tax withholdings	(12.5)	(19.1)
Net cash used in financing activities	(247.8)	(208.9)
Effect of exchange rates on cash	6.7	(25.2)
Net (decrease) increase in cash and cash equivalents	(98.0)	(44.1)

Cash, including cash equivalents at beginning of period	894.3	762.6
Cash, including cash equivalents at end of period	$796.3	$718.5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2023, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Recently Adopted Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to enhance transparency around entities' use of supplier finance programs. The amendment requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on our financial statements, as supplier finance programs are not material to the Company as of June 30, 2023.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Biologics	37%	43%	36%	43%
Generics	20%	18%	20%	17%
Pharma	25%	24%	26%	24%
Contract-Manufactured Products	18%	15%	18%	16%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
High-Value Product Components	49%	57%	50%	56%
High-Value Product Delivery Devices	12%	5%	10%	5%
Standard Packaging	21%	23%	22%	23%
Contract-Manufactured Products	18%	15%	18%	16%
	100%	100%	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023 certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	44%	47%	44%	46%
Europe, Middle East, Africa	46%	45%	47%	45%
Asia Pacific	10%	8%	9%	9%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2022	$16.3
Contract assets, June 30, 2023	21.4
Change in contract assets - increase (decrease)	$5.1

Deferred income, December 31, 2022	$(68.2)
Deferred income, June 30, 2023	(56.7)
Change in deferred income - decrease (increase)	$11.5

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the six months ended June 30, 2023, $27.4 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of June 30, 2023, there was $2.6 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $1.7 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$155.1	$188.5	$295.1	$362.3
Weighted average common shares outstanding	74.3	74.4	74.4	74.4
Dilutive effect of equity awards, based on the treasury stock method	1.1	1.4	1.1	1.5
Weighted average shares assuming dilution	75.4	75.8	75.5	75.9

During the three months ended June 30, 2023 and 2022, there were 0.1 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.1 million and 0.1 million antidilutive shares outstanding during the six months ended June 30, 2023 and 2022, respectively.

In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended June 30, 2023, we purchased 492,710 shares of our common stock under the program at a cost of $173.4 million, or an average price of $351.82 per share. During the six months ended June 30, 2023, we purchased 676,070 shares of our common stock under the program at a cost of $233.5 million, or an average price of $345.33 per share.

In December 2021, our Board of Directors approved a share repurchase program for calendar-year 2022 authorizing the repurchase of up to 650,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions was dependent on a variety of factors, including market conditions. This share repurchase program was completed by December 2022. During the three months ended June 30, 2022, we purchased 86,667 shares of our common stock under the calendar-year 2022 program at a cost of $28.6 million, or an average price of $329.40 per share. During the six months ended June 30, 2022, we purchased 476,667 shares of our common stock under the calendar-year 2022 program at a cost of $175.7 million, or an average price of $368.54 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	June 30, 2023	December 31, 2022
Raw materials	$185.3	$170.7
Work in process	93.8	79.0
Finished goods	170.3	165.1
	$449.4	$414.8

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Operating lease cost	$4.8	$3.4	$10.7	$6.7
Short-term lease cost	1.2	0.4	2.5	0.8
Variable lease cost	1.3	1.0	3.0	2.4
Total lease cost	$7.3	$4.8	$16.2	$9.9

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.0	$3.1	$9.9	$6.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.9	$5.8	$3.5	$15.5

As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.0 years and 9.3 years, respectively.

As of June 30, 2023 and December 31, 2022, the weighted average discount rate was 3.30% and 3.25%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	June 30,	December 31,
Year	2023	2022
2023 (remaining period as of)	$9.9	$19.0
2024	18.6	18.1
2025	16.7	16.0
2026	13.8	13.4
2027	9.4	9.4
Thereafter	51.5	50.8
	119.9	126.7
Less: imputed lease interest	(16.4)	(17.7)
Total lease liabilities	$103.5	$109.0

Note 7:  Affiliated Companies

At June 30, 2023 and December 31, 2022, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $193.6 million and $197.0 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $9.2 million and $7.9 million, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $39.9 million and $84.1 million, respectively, for the three and six months ended June 30, 2023, as compared to $50.6 million and $97.6 million, respectively, for the same period in 2022. As of June 30, 2023 and December 31, 2022, the payable balance due to affiliates was $24.4 million and $31.2 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.7 million and $6.0 million, respectively, for the three and six months ended June 30, 2023, as compared to $3.6 million and $7.6 million, respectively, for the same periods in 2022. As of June 30, 2023 and December 31, 2022, the receivable balance due from affiliates was $1.9 million and $2.2 million, respectively.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of June 30, 2023.

($ in millions)	June 30, 2023	December 31, 2022
Term Loan, due December 31, 2024 (6.22%)	$82.1	$83.2
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	208.1	209.2
Less: unamortized debt issuance costs	0.3	0.3
Total debt	207.8	208.9
Less: current portion of long-term debt	2.2	2.2
Long-term debt, net	$205.6	$206.7

Credit Facility

At June 30, 2023, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

At June 30, 2023, we had $82.1 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $79.9 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2023, we were in compliance with all of our debt covenants.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both June 30, 2023 and December 31, 2022, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed in June 2023. As of June 30, 2023, the total amount of these forward exchange contracts was Euro ("EUR") 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of June 30, 2023, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	24.6	26.5	—
Yen	5,434.8	30.0	11.2
SGD	41.3	15.0	14.8

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of June 30, 2023, the notional amount of the cross-currency swap is ¥9.0 billion ($82.1 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded Secured Overnight Financing Rate ("SOFR") plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin.

Additionally, we will periodically enter into forward exchange contracts to mitigate our exposure to fluctuating foreign exchange rates on assets and liabilities, other than the intercompany loans and demand notes referenced above, which are denominated in foreign currencies. The Company has elected not to designate these forward contracts in hedging relationships, and any change in the value of the contracts is recognized in income.

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

From November 2017 through June 2023, we purchased several series of call options for a total of 943,274 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of June 30, 2023, we had outstanding contracts to purchase 241,491 barrels of crude oil from June 2023 to December 2024, at a weighted-average strike price of $99.01 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2023 and December 31, 2022.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2023	2022	2023	2022
Fair Value Hedges:
Hedged item (intercompany loan)	$7.4	$(11.7)	$9.9	$(21.3)	Other expense (income)
Derivative designated as hedging instrument	(8.2)	11.7	(10.7)	21.3	Other expense (income)
Amount excluded from effectiveness testing	(0.1)	1.4	1.1	2.2	Other expense (income)
Total	$(0.9)	$1.4	$0.3	$2.2

We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The amounts recognized in earnings, pre-tax, for forward point components for the three and six months ended June 30, 2023 and 2022 were $0.2 million, $1.4 million, and $0.9 million, $1.7 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Fair Value Hedges
Foreign currency hedge contracts	$(2.2)	$1.9	$1.9	$(1.2)	Other expense (income)
Total	$(2.2)	$1.9	$1.9	$(1.2)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.8)	$—	$0.4	$(0.3)	Net sales
Foreign currency hedge contracts	(2.6)	(2.3)	0.4	1.0	Cost of goods and services sold
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(3.4)	$(2.3)	$0.9	$0.7
Net Investment Hedges:
Cross-currency swap	$5.5	$5.6	$—	$—	Other expense (income)
Total	$5.5	$5.6	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Fair Value Hedges
Foreign currency hedge contracts	$(2.0)	$0.7	$1.9	$(1.2)	Other expense (income)
Total	$(2.0)	$0.7	$1.9	$(1.2)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.9)	$0.4	$1.1	$(0.6)	Net sales
Foreign currency hedge contracts	(3.6)	(3.4)	0.4	1.5	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(4.5)	$(3.0)	$1.6	$1.0
Net Investment Hedges:
Cross-currency swap	$7.2	$8.9	$—	$—	Other expense (income)
Total	$7.2	$8.9	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and six months ended June 30, 2023 and June 30, 2022. The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net sales	$0.4	$(0.3)	$1.1	$(0.6)
Cost of goods and services sold	0.4	1.0	0.4	1.5
Interest expense	0.1	—	0.1	0.1

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2023	2022	2023	2022
Commodity call options	$(0.4)	$0.3	$(1.0)	$3.1	Other expense (income)
Currency forwards	(0.2)	—	(0.2)	—	Other expense (income)
Total	$(0.6)	$0.3	$(1.2)	$3.1

For the three and six months ended June 30, 2023 and 2022, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.1	$11.1	$—	$—
Foreign currency contracts	5.1	—	5.1	—
Cross-currency swap	20.1	—	20.1	—
Commodity call options	0.6	—	0.6
	$36.9	$11.1	$25.8	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3
Deferred compensation liabilities	11.3	11.3	—	—
Foreign currency contracts	20.8	—	20.8	—
	$36.4	$11.3	$20.8	$4.3

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.5	$12.5	$—	$—
Foreign currency contracts	4.5	—	4.5	—
Cross-currency swap	13.9	—	13.9	—
Commodity call options	1.2	—	1.2	—
	$32.1	$12.5	$19.6	$—
Liabilities:
Contingent consideration	$4.7	$—	$—	$4.7
Deferred compensation liabilities	12.7	12.7	—	—
Foreign currency contracts	1.4	—	1.4	—
	$18.8	$12.7	$1.4	$4.7

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current assets, as well as other current and other long-term liabilities as of June 30, 2023, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. As of December 31, 2022, the fair value of our foreign currency contracts was included within other current and other noncurrent assets, as well as other current and other long-term liabilities. The fair value of the cross-currency swap, included within other noncurrent assets, is valued using a market approach. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of the contingent consideration liability, within current and long-term liabilities, related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2023, the estimated fair value of long-term debt was $201.1 million compared to a carrying amount of $205.6 million. At December 31, 2022, the estimated fair value of long-term debt was $201.8 million and the carrying amount was $206.7 million.

Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2023:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive (loss) income before reclassifications	(6.5)	(0.1)	(0.5)	4.0	(3.1)
Amounts reclassified out from accumulated other comprehensive (loss) income	3.5	—	(0.9)	—	2.6
Other comprehensive (loss) income, net of tax	(3.0)	(0.1)	(1.4)	4.0	(0.5)
Balance, June 30, 2023	$(2.8)	$1.5	$(10.8)	$(171.4)	$(183.5)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2022:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	(2.3)	(0.1)	1.6	(86.5)	(87.3)
Amounts reclassified out from accumulated other comprehensive (loss) income	(0.2)	—	1.2	—	1.0
Other comprehensive (loss) income, net of tax	(2.5)	(0.1)	2.8	(86.5)	(86.3)
Balance, June 30, 2022	$(3.7)	$1.4	$(29.0)	$(214.6)	$(245.9)

A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2023	2022	2023	2022
Gains (losses) on derivatives:
Foreign currency contracts	$(0.6)	$0.4	$(1.3)	$0.7	Net sales
Foreign currency contracts	(0.6)	(1.2)	(0.6)	(1.7)	Cost of goods and services sold
Foreign currency contracts	(2.8)	1.8	(2.8)	1.8	Other expense (income)
Forward treasury locks	—	(0.1)	(0.1)	(0.2)	Interest expense
Total before tax	(4.0)	0.9	(4.8)	0.6
Tax benefit (expense)	1.2	(0.4)	1.3	(0.4)
Net of tax	$(2.8)	$0.5	$(3.5)	$0.2
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.4	$—	$0.8	$—	(a)
Settlements	—	(0.6)	—	(1.2)	(a)
Other	0.4	(0.4)	0.4	(0.4)
Total before tax	0.8	(1.0)	1.2	(1.6)
Tax (expense) benefit	(0.2)	0.3	(0.3)	0.4
Net of tax	$0.6	$(0.7)	$0.9	$(1.2)
Total reclassifications for the period, net of tax	$(2.2)	$(0.2)	$(2.6)	$(1.0)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2023:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	(50.8)	(0.3)	61.8	—	—	11.0
Shares purchased under share repurchase program	—	—	—	0.2	(60.1)	—	—	(60.1)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	14.6	14.6
Balance, March 31, 2023	75.3	$18.8	$181.4	1.1	$(369.2)	$3,113.6	$(168.4)	$2,776.2
Net income	—	—	—	—	—	155.1	—	155.1
Activity related to stock-based compensation	—	—	(23.2)	(0.2)	41.2	—	—	18.0
Shares purchased under share repurchase program	—	—	—	0.5	(173.4)	—	—	(173.4)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.1)	(15.1)
Balance, June 30, 2023	75.3	$18.8	$158.2	1.4	$(501.4)	$3,254.6	$(183.5)	$2,746.7

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2022:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net income	—	—	—	—	—	173.8	—	173.8
Activity related to stock-based compensation	—	—	(29.1)	(0.3)	29.2	—	—	0.1
Shares purchased under share repurchase program	—	—	—	0.4	(147.1)	—	—	(147.1)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.8)	(22.8)
Balance, March 31, 2022	75.3	$18.8	$219.9	1.2	$(347.4)	$2,617.3	$(182.4)	$2,326.2
Net income	—	—	—	—	—	188.5	—	188.5
Activity related to stock-based compensation	—	—	5.4	—	9.7	—	—	15.1
Shares purchased under share repurchase program	—	—	—	0.1	(28.6)	—	—	(28.6)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.3)	—	(13.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(63.5)	(63.5)
Balance, June 30, 2022	75.3	$18.8	$225.3	1.3	$(366.3)	$2,792.5	$(245.9)	$2,424.4

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At June 30, 2023, there were 1,437,197 shares remaining in the 2016 Plan for future grants.

During the six months ended June 30, 2023, we granted 105,640 stock options at a weighted average exercise price of $306.92 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $108.88 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.1%; expected life of 5.7 years based on prior experience; stock volatility of 29.8% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2023, we granted 37,536 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $306.91 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the six months ended June 30, 2023, we granted 4,479 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $309.42 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $7.5 million and $16.0 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, stock-based compensation expense was $5.5 million and $11.0 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Service cost	$0.3	$0.3	$—	$—	$0.3	$0.3
Interest cost	0.6	1.6	—	—	0.6	1.6
Expected return on assets	(0.3)	(2.4)	—	—	(0.3)	(2.4)
Recognized actuarial losses (gains)	0.2	0.3	(0.6)	(0.3)	(0.4)	—
Settlements	—	0.6	—	—	—	0.6
Net periodic benefit cost	$0.8	$0.4	$(0.6)	$(0.3)	$0.2	$0.1

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
U.S. plans	$0.2	$0.3	$(0.6)	$(0.3)	$(0.4)	$—
International plans	0.6	0.1	—	—	0.6	0.1
Net periodic benefit cost	$0.8	$0.4	$(0.6)	$(0.3)	$0.2	$0.1

The components of net periodic benefit cost for the six months ended June 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Service cost	$0.6	$0.7	$—	$—	$0.6	$0.7
Interest cost	1.2	3.2	0.1	—	1.3	3.2
Expected return on assets	(0.6)	(4.6)	—	—	(0.6)	(4.6)
Recognized actuarial losses (gains)	0.3	0.7	(1.1)	(0.7)	(0.8)	—
Settlements	—	1.2	—	—	—	1.2
Net periodic benefit cost	$1.5	$1.2	$(1.0)	$(0.7)	$0.5	$0.5

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
U.S. plans	$0.3	$0.7	$(1.0)	$(0.7)	$(0.7)	$—
International plans	1.2	0.5	—	—	1.2	0.5
Net periodic benefit cost	$1.5	$1.2	$(1.0)	$(0.7)	$0.5	$0.5

During the three and six months ended June 30, 2022, we recorded a $0.6 million and $1.2 million pension settlement charge, respectively, within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Loss on disposal of plant	$2.2	$—	$11.6	$—
Asset impairments	1.5	0.2	3.4	0.2
Restructuring and related charges	(0.8)	(1.6)	(0.8)	(1.6)
Loss (gain) on oil hedges	0.4	(0.3)	1.0	(3.1)
Contingent consideration	0.5	0.3	0.8	1.1
Foreign exchange transaction losses (gains)	0.3	(1.3)	1.2	(2.4)
Other items	(0.1)	(0.1)	(0.3)	(0.1)
Total other expense (income)	$4.0	$(2.8)	$16.9	$(5.9)

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

The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2022	$10.1	$15.3	$25.4
(Credits) Charges	(0.8)	—	(0.8)
Cash payments	(2.6)	—	(2.6)
Non-cash asset write downs	—	(15.3)	(15.3)
Balance, June 30, 2023	$6.7	$—	$6.7

Loss on Disposal of Plant

During the three and six months ended June 30, 2023, the Company recorded expense of $2.2 million and $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.

Oil Hedges

During the three and six months ended June 30, 2023, we recorded a loss of $0.4 million and $1.0 million, respectively, related to oil hedges. During the three and six months ended June 30, 2022, we recorded a gain of $0.3 million and $3.1 million, respectively, related to oil hedges. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our hedging activity.

Note 16:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $34.8 million and $44.2 million for the three months ended June 30, 2023 and 2022, respectively, and the effective tax rate was 18.8% and 19.5%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit related to stock-based compensation for the three months ended June 30, 2023 as compared to the same period in 2022.

The provision for income taxes was $58.4 million and $65.4 million for the six months ended June 30, 2023 and 2022, respectively, and the effective tax rate was 17.0% and 15.8%, respectively. The increase in the effective tax rate is primarily due to a shift in the geographic earnings mix and a $5.9 million tax benefit recorded as the result of a state tax valuation allowance reversal in the six months ended June 30, 2022 that was not repeated in 2023. This was offset by an increase in the tax benefit related to stock-based compensation for the six months ended June 30, 2023, as compared to the same period in 2022.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net sales:
Proprietary Products	$618.0	$653.7	$1,201.1	$1,255.0
Contract-Manufactured Products	135.8	117.8	269.3	236.5
Intersegment sales elimination	—	(0.2)	—	(0.2)
Consolidated net sales	$753.8	$771.3	$1,470.4	$1,491.3

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Operating profit (loss):
Proprietary Products	$194.2	$233.9	$364.9	$427.3
Contract-Manufactured Products	14.9	14.2	32.3	33.3
Total business segment operating profit	$209.1	$248.1	$397.2	$460.6
Corporate and Unallocated
Stock-based compensation expense	$(7.5)	$(5.5)	$(16.0)	$(11.0)
Corporate general costs (1)	(16.6)	(15.6)	(31.3)	(32.7)
Unallocated Items:
Loss on disposal of plant (2)	(2.2)	—	(11.6)	—
Restructuring and other charges (3)	(0.1)	1.6	(0.1)	1.6
Amortization of acquisition-related intangible assets (4)	(0.2)	(0.2)	(0.4)	(0.4)
Total Corporate and Unallocated	(26.6)	(19.7)	(59.4)	(42.5)
Total consolidated operating profit	$182.5	$228.4	$337.8	$418.1
Interest (income) expense, net and other nonoperating (income) expense, net	(2.4)	1.2	(5.0)	3.1
Income before income taxes and equity in net income of affiliated companies	$184.9	$227.2	$342.8	$415.0

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three and six months ended June 30, 2023, the Company recorded expense of $2.2 million and $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(3) Restructuring and other charges of $0.1 million for both the three and six months ended June 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan. During the three and six months ended June 30, 2022, the Company recorded a benefit within other expense (income) of $1.6 million for restructuring and severance related costs in connection with its 2020 plan related to revised severance estimates.

(4) During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

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

Macroeconomic Factors

Through the six months ended June 30, 2023, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.

During the six months ended June 30, 2023 we continued to experience high costs for raw materials in both domestic and international markets.

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

2023 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2023:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2023 GAAP	$182.5	$34.8	$155.1	$2.06
Unallocated items:
Loss on disposal of plant (1)	2.2	(0.7)	2.9	0.04
Restructuring and other charges (2)	0.1	(0.3)	0.4	—
Amortization of acquisition-related intangible assets (3)	0.2	—	0.7	0.01
Three months ended June 30, 2023 adjusted amounts (non-U.S. GAAP)	$185.0	$33.8	$159.1	$2.11

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2023 GAAP	$337.8	$58.4	$295.1	$3.91
Unallocated items:
Loss on disposal of plant (1)	11.6	(0.7)	12.3	0.16
Restructuring and other charges (2)	0.1	(0.3)	0.4	—
Amortization of acquisition-related intangible assets (3)	0.4	—	1.4	0.02
Six months ended June 30, 2023 adjusted amounts (non-U.S. GAAP)	$349.9	$57.4	$309.2	$4.09

During the three and six months ended June 30, 2023, we recorded a tax benefit of $7.7 million and $19.3 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2022:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2022 GAAP	$228.4	$44.2	$188.5	$2.48
Unallocated items:
Restructuring and other charges (2)	(1.6)	(0.4)	(1.2)	(0.01)
Amortization of acquisition-related intangible assets (3)	0.2	—	0.7	0.01
Pension settlement (4)	—	0.2	0.4	0.01
Royalty acceleration (5)	—	1.3	(1.3)	(0.02)
Three months ended June 30, 2022 adjusted amounts (non-U.S. GAAP)	$227.0	$45.3	$187.1	$2.47

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2022 GAAP	$418.1	$65.4	$362.3	$4.77
Unallocated items:
Restructuring and other charges (2)	(1.6)	(0.4)	(1.2)	(0.01)
Amortization of acquisition-related intangible assets (3)	0.4	—	1.4	0.02
Pension settlement (4)	—	0.3	0.9	0.01
Royalty acceleration (5)	—	1.3	(1.3)	(0.02)
Six months ended June 30, 2022 adjusted amounts (non-U.S. GAAP)	$416.9	$66.6	$362.1	$4.77

During the three and six months ended June 30, 2022, we recorded a tax benefit of $1.3 million and $10.2 million, respectively, associated with stock-based compensation.

(1)During the three and six months ended June 30, 2023, the Company recorded expense of $2.2 million and $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(2)Restructuring and other charges of $0.1 million for both the three and six months ended June 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan. During the three and six months ended June 30, 2022, the Company recorded a benefit within other expense (income) of $1.6 million for restructuring and severance related costs in connection with its 2020 plan related to revised severance estimates.

(3)During the three and six months ended June 30, 2023 and 2022, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2023 and 2022, the Company recorded $0.5 million and $1.0 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(4)The Company recorded a pension settlement charge within other nonoperating (income) expense, as it determined that normal-course lump-sum payments for our U.S. qualified defined benefit pension plan exceeded the threshold for settlement accounting.

(5)During the three and six months ended June 30, 2022, the Company increased its expected tax benefit related to the prepayment of future royalties from one of its subsidiaries by $1.3 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percentage Change
($ in millions)	2023	2022	As-Reported	Organic
Proprietary Products	$618.0	$653.7	(5.5)%	(5.5)%
Contract-Manufactured Products	135.8	117.8	15.3%	14.3%
Intersegment sales elimination	—	(0.2)	—	—
Consolidated net sales	$753.8	$771.3	(2.3)%	(2.5)%

Consolidated net sales decreased by $17.5 million, or 2.3%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $4.4 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.1 million, consolidated net sales for the three months ended June 30, 2023 decreased by $18.8 million, or 2.5%, as compared to the same period in 2022.

Proprietary Products – Proprietary Products net sales decreased by $35.7 million, or 5.5%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $3.2 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.1 million, net sales for the three months ended June 30, 2023 decreased by $35.8 million, or 5.5%, as compared to the same period in 2022, primarily due to a decline in COVID-related sales of approximately $106 million, offset by sales price increases and a favorable mix of non-COVID-related product sales.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $18.0 million, or 15.3%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $1.2 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2023 increased by $16.8 million, or 14.3%, as compared to the same period in 2022, primarily due to an increase in sales of components associated with injection-related devices and sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Percentage Change
($ in millions)	2023	2022	As-Reported	Organic
Proprietary Products	$1,201.1	$1,255.0	(4.3)%	(2.9)%
Contract-Manufactured Products	269.3	236.5	13.9%	14.3%
Intersegment sales elimination	—	(0.2)	—	—
Consolidated net sales	$1,470.4	$1,491.3	(1.4)%	(0.1)%

Consolidated net sales decreased by $20.9 million, or 1.4%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $15.7 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.1 million, consolidated net sales for the six months ended June 30, 2023 decreased by $2.1 million, or 0.1%, as compared to the same period in 2022.

Proprietary Products – Proprietary Products net sales decreased by $53.9 million, or 4.3%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $14.6 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.1 million, net sales for the six months ended June 30, 2023 decreased by $36.2 million, or 2.9%, as compared to the same period in 2022, primarily due to a decline in COVID-related sales of approximately $194 million, offset by sales price increases and a favorable mix of non-COVID-related product sales.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $32.8 million, or 13.9%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $1.1 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2023 increased by $33.9 million, or 14.3%, as compared to the same period in 2022, primarily due to an increase in sales of components associated with injection-related devices and sales price increases.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products:
Gross profit	$271.4	$302.3	$519.2	$563.0
Gross profit margin	43.9%	46.2%	43.2%	44.9%
Contract-Manufactured Products:
Gross profit	$20.9	$19.2	$44.4	$43.1
Gross profit margin	15.4%	16.3%	16.5%	18.2%
Unallocated items	$(0.9)	$—	$(0.9)	$—
Consolidated gross profit	$291.4	$321.5	$562.7	$606.1
Consolidated gross profit margin	38.7%	41.7%	38.3%	40.6%

Consolidated gross profit decreased by $30.1 million, or 9.4%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $2.4 million. Consolidated gross profit margin decreased by 3.0 margin points for the three months ended June 30, 2023, as compared to the same period in 2022.

Consolidated gross profit decreased by $43.4 million, or 7.2% for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $4.3 million. Consolidated gross profit margin decreased by 2.3 margin points for the six months ended June 30, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products gross profit decreased by $30.9 million, or 10.2%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $2.1 million. Proprietary Products gross profit margin decreased by 2.3 margin points for the three months ended June 30, 2023, as compared to the same period in 2022, due to a decline in higher margin COVID-related sales and inflationary pressures, primarily within compensation costs. These headwinds were partially offset by increased sales prices and production efficiencies.

Proprietary Products gross profit decreased by $43.8 million, or 7.8%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $4.0 million. Proprietary Products gross profit margin decreased by 1.7 margin points for the six months ended June 30, 2023, as compared to the same period in 2022, due to a decline in higher margin COVID-related sales, inflationary pressures, primarily within compensation and transportation costs, and additional plant spend to meet ongoing product demand. These headwinds were partially offset by increased sales prices and production efficiencies.

Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $1.7 million, or 8.9%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.3 million. Contract-Manufactured Products gross profit margin decreased by 0.9 margin points for the three months ended June 30, 2023, as compared to the same period in 2022, due to inflationary pressures, primarily within compensation costs. These headwinds were partially offset by increased production efficiencies and sales prices.

Contract-Manufactured Products gross profit increased by $1.3 million, or 3.0%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $0.3 million. Contract-Manufactured Products gross profit margin decreased by 1.7 margin points for the six months ended June 30, 2023, as compared to the same period in 2022, due to inflationary pressures, primarily within compensation costs. These headwinds were partially offset by increased production efficiencies and sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Consolidated R&D costs	$16.5	$14.4	$33.6	$29.0

Consolidated R&D costs increased by $2.1 million, or 14.6%, and $4.6 million, or 15.9% for the three and six months ended June 30, 2023, respectively, as compared to the same period in 2022, due to additional research performed to identify new product opportunities. The increases included $1.1 million for the three months ended June 30, 2023 and $2.6 million for the six months ended June 30, 2023 of research performed on glass systems. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred the three and six months ended June 30, 2023 and 2022 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$58.9	$55.4	$115.4	$111.3
Contract-Manufactured Products	6.1	4.9	12.1	9.7
Corporate and unallocated items	23.4	21.2	46.9	43.9
Consolidated SG&A costs	$88.4	$81.5	$174.4	$164.9
SG&A as a % of net sales	11.7%	10.6%	11.9%	11.1%

Consolidated SG&A costs increased by $6.9 million, or 8.5%, for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to an increase in compensation costs, IT related costs and an unfavorable foreign currency translation impact of $0.2 million.

Consolidated SG&A costs increased by $9.5 million, or 5.8%, for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to an increase in compensation costs, offset by a decrease in costs related to professional services and a favorable foreign currency translation impact of $0.7 million.

Proprietary Products - Proprietary Products SG&A costs increased by $3.5 million, or 6.3%, for the three months ended June 30, 2023, as compared to the same period in 2022. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs and IT related costs.

Proprietary Products SG&A costs increased by $4.1 million, or 3.7%, for the six months ended June 30, 2023, as compared to the same period in 2022. Proprietary Products SG&A costs increased primarily due to an increase in compensation costs and IT related costs, offset by a favorable foreign currency translation impact of $0.6 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $1.2 million, or 24.5% for the three months ended June 30, 2023, as compared to the same period in 2022, and increased by $2.4 million, or 24.7% for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a higher allocation of corporate function spend.

Corporate and unallocated items - Corporate SG&A costs increased by $2.2 million, or 10.4%, for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase in mark-to-market expense related to stock-based compensation.

Corporate SG&A costs increased by $3.0 million, or 6.8%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase in mark-to-market expense related to stock-based compensation.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$1.8	$(1.4)	$5.3	$(4.6)
Contract-Manufactured Products	(0.1)	0.1	—	0.1
Corporate and unallocated	2.3	(1.5)	11.6	(1.4)
Consolidated other expense (income)	$4.0	$(2.8)	$16.9	$(5.9)

Other expense and income items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, contingent consideration, fixed asset impairments and miscellaneous income and charges.

Consolidated other expense (income) changed by $6.8 million for the three months ended June 30, 2023, as compared to the same period in 2022, and changed by $22.8 million for the six months ended June 30, 2023, as compared to the same period in 2022, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $3.2 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a loss on foreign exchange transactions being recorded in the three months ended June 30, 2023, while a gain on foreign exchange transactions was recorded during the same period in 2022. Additionally, a $0.4 million loss related to oil hedges was recorded during the three months ended June 30, 2023, while a gain of $0.3 million was recorded in the same period in 2022.

Proprietary Products other expense (income) changed by $9.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to $1.0 million of losses related to oil hedges being recorded during the six months ended June 30, 2023, as compared to $3.1 million of gains related to oil hedges being recorded over the same period in 2022. Additionally, there were asset impairments of $3.4 million recorded in the six months ended June 30, 2023, while $0.2 million of asset impairments were recorded in the same period in 2022. Lastly, a loss on foreign exchange transactions was recorded during the six months ended June 30, 2023, while a gain on foreign exchange transactions was recorded during the same period in 2022.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.2 million for the three months ended June 30, 2023, as compared to the same period in 2022 and changed by $0.1 million for the six months ended June 30, 2023, as compared to the same period in 2022.

Corporate and unallocated items - Corporate and unallocated items changed by $3.8 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $2.2 million charge during the three months ended June 30, 2023 for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. Additionally, the Company recorded a benefit of $0.8 million and $1.6 million during the three months ended June 30, 2023 and June 30, 2022, respectively, for revised estimates associated with its restructuring plans.

Corporate and unallocated items changed by $13.0 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $11.6 million charge during the six months ended June 30, 2023 for the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. Additionally, the Company recorded a benefit of $0.8 million and $1.6 million during the six months ended June 30, 2023 and June 30, 2022, respectively, for revised estimates associated with its restructuring plans.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$194.2	$233.9	$364.9	$427.3
Contract-Manufactured Products	14.9	14.2	32.3	33.3
Corporate and unallocated items	(26.6)	(19.7)	(59.4)	(42.5)
Consolidated operating profit	$182.5	$228.4	$337.8	$418.1
Consolidated operating profit margin	24.2%	29.6%	23.0%	28.0%
Unallocated items	2.5	(1.4)	12.1	(1.2)
Adjusted consolidated operating profit	$185.0	$227.0	$349.9	$416.9
Adjusted consolidated operating profit margin	24.5%	29.4%	23.8%	28.0%

Consolidated operating profit decreased by $45.9 million, or 20.1%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $2.0 million for the three months ended June 30, 2023, as compared to the same period in 2022.

Consolidated operating profit decreased by $80.3 million, or 19.2%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $3.7 million for the six months ended June 30, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products operating profit decreased by $39.7 million, or 17.0%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $1.9 million, due to the factors described above, most notably the decline in COVID-related sales.

Proprietary Products operating profit decreased by $62.4 million, or 14.6%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $3.4 million, due to the factors described above, most notably the decline in COVID-related sales.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $0.7 million, or 4.9%, for the three months ended June 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.1 million, due to the factors described above, most notably an increase in sales of components associated with injection-related devices.

Contract-Manufactured Products operating profit decreased by $1.0 million, or 3.0%, for the six months ended June 30, 2023, as compared to the same period in 2022, including an unfavorable foreign currency translation impact of $0.3 million, due to the factors described above, most notably increased compensation costs that were driven by inflation.

Corporate - Excluding the unallocated items, Corporate costs increased by $3.0 million, or 14.2%, for the three months ended June 30, 2023, as compared to the same period in 2022, due to the factors described above.

Excluding the unallocated items, Corporate costs increased by $3.6 million, or 8.2%, for the six months ended June 30, 2023, as compared to the same period in 2022, due to the factors described above.

Unallocated items – Please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, and interest income by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$4.0	$2.9	$7.3	$5.6
Capitalized interest	(1.3)	(1.1)	(2.4)	(1.6)
Interest expense, net	$2.7	$1.8	$4.9	$4.0

Interest income	$(5.0)	$(0.4)	$(9.8)	$(0.7)
Interest expense, net, increased by $0.9 million, or 50.0%, for the three months ended June 30, 2023, as compared to the same period in 2022, and increased by $0.9 million, or 22.5%, for the six months ended June 30, 2023, as compared to the same period in 2022 due to higher interest rates compared to the prior year.

Interest income increased by $4.6 million for the three months ended June 30, 2023, as compared to the same period in 2022, and increased by $9.1 million for the six months ended June 30, 2023, as compared to the same period in 2022, resulting from higher interest rates compared to the prior year, primarily within the US, Europe and South America.

Income Tax Expense
The provision for income taxes was $34.8 million and $44.2 million for the three months ended June 30, 2023 and 2022, respectively, and the effective tax rate was 18.8% and 19.5%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit related to stock-based compensation for the three months ended June 30, 2023 as compared to the same period in 2022.

The provision for income taxes was $58.4 million and $65.4 million for the six months ended June 30, 2023 and 2022, respectively, and the effective tax rate was 17.0% and 15.8%, respectively. The increase in the effective tax rate is primarily due to a shift in the geographic earnings mix and a $5.9 million tax benefit recorded as the result of a state tax valuation allowance reversal in the six months ended June 30, 2022 that was not repeated in 2023. This was offset by an increase in the tax benefit related to stock-based compensation for the six months ended June 30, 2023, as compared to the same period in 2022.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies decreased by $0.5 million for the three months ended June 30, 2023, as compared to the same period in 2022, due to less favorable operating results at Daikyo and the Mexico affiliates.

Equity in net income of affiliated companies decreased by $2.0 million for the six months ended June 30, 2023, as compared to the same period in 2022, due to less favorable operating results at Daikyo and the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2023	2022
Net cash provided by operating activities	$307.3	$324.3
Net cash used in investing activities	$(164.2)	$(134.3)
Net cash used in financing activities	$(247.8)	$(208.9)

Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $17.0 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a decline in operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $29.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase in capital expenditures for additional manufacturing capacity in 2023 to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $38.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to increases in purchases under our share repurchase program in 2023.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$796.3	$894.3
Accounts receivable, net	$534.4	$507.4
Inventories	$449.4	$414.8
Accounts payable	$218.0	$215.4
Debt	$207.8	$208.9
Equity	$2,746.7	$2,684.9
Working capital	$1,362.6	$1,400.5

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2023 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2023 included $428.5 million of cash held by subsidiaries within the U.S., and $367.8 million of cash held by subsidiaries outside of the U.S. During the six months ended June 30, 2023, we purchased 676,070 shares of our common stock under the share repurchase program at a cost of $233.5 million, or an average price of $345.33 per share.

Working capital – Working capital at June 30, 2023 decreased by $37.9 million, or 2.7%, as compared to December 31, 2022, which includes a favorable foreign currently translation impact of $2.0 million. Excluding the impact of currency exchange rates, accounts receivable and inventories increased by $21.8 million and $31.7 million, respectively, while cash and cash equivalents and total current liabilities decreased by $104.6 million and $10.3 million, respectively.

The fluctuation in accounts receivable was primarily due to the increase of sales transactions leading up to the June 30, 2023 balance sheet date as compared to the December 31, 2022 balance date. The increase in inventories was to ensure we have sufficient inventory on hand to support the needs of our customers. The decrease in cash and cash equivalents was due to capital expenditures and share repurchases, offset by positive operating results during the six months ended June 30, 2023. The decrease in total current liabilities was primarily caused by a decline in deferred income and deferred compensation liabilities.

Debt and credit facilities – The $1.1 million decrease in total debt at June 30, 2023, as compared to December 31, 2022, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At June 30, 2023, we had no outstanding borrowings under the Credit Facility. At June 30, 2023, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2023, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2022 Annual Report. During the three months ended June 30, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2023, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2022 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2022 Annual Report.

NEW ACCOUNTING STANDARDS

There were no new accounting standards adopted during the three months ended June 30, 2023, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2023	166,937	$354.49	166,937	880,700,000
May 1 - 31, 2022	198,889	352.63	198,889	810,600,000
June 1 - 30, 2023	126,884	347.02	126,884	766,500,000
Total	492,710	$351.82	492,710	766,500,000

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

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

Eric M. Green, President and Chief Executive Officer, Chair of the Board of Directors, entered into a prearranged stock trading arrangement on May 5, 2023. Mr. Green’s plan provides for the purchase and sale of an aggregate number of 234,864 shares of the Company's common stock (of which Mr. Green will sell 204,864 shares and retain the rest immediately following the exercise) between August 8, 2023 and August 6, 2024. The trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

July 27, 2023