Form 10-Q
period 2023-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2023-10-26
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☑
As of October 16, 2023, there were 73,989,670 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$747.4	$686.9	$2,217.8	$2,178.2
Cost of goods and services sold	459.1	418.9	1,366.8	1,304.1
Gross profit	288.3	268.0	851.0	874.1
Research and development	16.4	13.6	50.0	42.6
Selling, general and administrative expenses	89.0	66.3	263.4	231.2
Other expense (income) (Note 15)	5.6	1.9	22.5	(4.0)
Operating profit	177.3	186.2	515.1	604.3
Interest expense	2.9	2.2	7.8	6.2
Interest income	(8.8)	(1.5)	(18.6)	(2.2)
Other nonoperating (income) expense	(3.8)	49.3	(3.9)	49.1
Income before income taxes and equity in net income of affiliated companies	187.0	136.2	529.8	551.2
Income tax expense	29.4	20.4	87.8	85.8
Equity in net income of affiliated companies	(3.7)	(4.8)	(14.4)	(17.5)
Net income	$161.3	$120.6	$456.4	$482.9

Net income per share:
Basic	$2.17	$1.62	$6.13	$6.49
Diluted	$2.14	$1.59	$6.05	$6.36

Weighted average shares outstanding:
Basic	74.3	74.4	74.4	74.4
Diluted	75.3	75.7	75.5	75.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$161.3	$120.6	$456.4	$482.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.4, $1.1, $1.9 and $3.8, respectively	(40.9)	(76.0)	(36.9)	(162.5)
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0, $14.6, $(0.5), and $15.5, respectively	0.2	13.6	(1.2)	16.4
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	(0.1)	(0.1)	(0.2)
Net gain (loss) on derivatives, net of tax of $0.8, $0.0, $(0.3) and $(0.8), respectively	1.2	(0.1)	(1.8)	(2.6)
Other comprehensive (loss) income, net of tax	(39.5)	(62.6)	(40.0)	(148.9)
Comprehensive income	$121.8	$58.0	$416.4	$334.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$898.6	$894.3
Accounts receivable, net	519.1	507.4
Inventories	431.8	414.8
Other current assets	122.8	103.0
Total current assets	1,972.3	1,919.5
Property, plant and equipment	2,607.1	2,386.6
Less: accumulated depreciation and amortization	1,295.5	1,228.3
Property, plant and equipment, net	1,311.6	1,158.3
Operating lease right-of-use assets	96.8	104.4
Investments in affiliated companies	195.4	204.9
Goodwill	106.8	107.3
Intangible assets, net	15.7	18.4
Deferred income taxes	17.3	65.6
Other noncurrent assets	38.8	38.4
Total Assets	$3,754.7	$3,616.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$55.2	$2.2
Accounts payable	219.8	215.4
Accrued salaries, wages and benefits	90.5	76.8
Income taxes payable	15.0	24.8
Operating lease liabilities	16.5	16.0
Other current liabilities	136.5	183.8
Total current liabilities	533.5	519.0
Long-term debt	152.1	206.7
Deferred income taxes	16.5	14.3
Pension and other postretirement benefits	28.4	28.2
Operating lease liabilities	83.0	93.0
Deferred compensation benefits	17.9	19.1
Other long-term liabilities	55.1	51.6
Total Liabilities	886.5	931.9

Commitments and contingencies (Note 17)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million, respectively; shares outstanding: 74.0 million and 74.1 million, respectively	18.8	18.8
Capital in excess of par value	122.6	232.2
Retained earnings	3,415.9	2,987.8
Accumulated other comprehensive loss	(223.0)	(183.0)
Treasury stock, at cost (1.3 million and 1.2 million shares, respectively)	(466.1)	(370.9)
Total Equity	2,868.2	2,684.9
Total Liabilities and Equity	$3,754.7	$3,616.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$456.4	$482.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99.1	86.8
Amortization	2.3	2.7
Stock-based compensation	21.9	17.0
Loss on disposal of plant	11.6	—
Asset impairments	6.9	1.6
Pension settlement charge	—	50.8
Other non-cash items, net	(13.5)	(17.9)
Changes in assets and liabilities	(47.3)	(130.7)
Net cash provided by operating activities	537.4	493.2

Cash flows from investing activities:
Capital expenditures	(253.3)	(189.7)
Other, net	(6.6)	(3.7)
Net cash used in investing activities	(259.9)	(193.4)

Cash flows from financing activities:
Repayments of long-term debt	(1.7)	(43.7)
Debt issuance costs	—	(1.3)
Dividend payments	(42.2)	(40.0)
Proceeds from stock-based compensation awards	42.6	17.1
Employee stock purchase plan contributions	5.3	6.1
Shares purchased under share repurchase programs	(261.3)	(202.9)
Shares repurchased for employee tax withholdings	(12.8)	(19.4)
Net cash used in financing activities	(270.1)	(284.1)
Effect of exchange rates on cash	(3.1)	(49.3)
Net increase (decrease) in cash and cash equivalents	4.3	(33.6)

Cash, including cash equivalents at beginning of period	894.3	762.6
Cash, including cash equivalents at end of period	$898.6	$729.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2023, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Recently Adopted Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to enhance transparency around entities' use of supplier finance programs. The amendment requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on our financial statements, as supplier finance programs are not material to the Company as of September 30, 2023.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Biologics	40%	41%	37%	42%
Generics	19%	18%	20%	18%
Pharma	22%	24%	24%	24%
Contract-Manufactured Products	19%	17%	19%	16%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
High-Value Product Components	50%	54%	50%	56%
High-Value Product Delivery Devices	11%	6%	10%	5%
Standard Packaging	20%	23%	21%	23%
Contract-Manufactured Products	19%	17%	19%	16%
	100%	100%	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023, certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	46%	53%	45%	48%
Europe, Middle East, Africa	46%	38%	46%	43%
Asia Pacific	8%	9%	9%	9%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2022	$16.3
Contract assets, September 30, 2023	19.9
Change in contract assets - increase (decrease)	$3.6

Deferred income, December 31, 2022	$(68.2)
Deferred income, September 30, 2023	(50.0)
Change in deferred income - decrease (increase)	$18.2

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the nine months ended September 30, 2023, $33.2 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of September 30, 2023, there was $2.4 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $1.5 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$161.3	$120.6	$456.4	$482.9
Weighted average common shares outstanding	74.3	74.4	74.4	74.4
Dilutive effect of equity awards, based on the treasury stock method	1.0	1.3	1.1	1.5
Weighted average shares assuming dilution	75.3	75.7	75.5	75.9

During the three months ended September 30, 2023 and 2022, there were 0.0 million and 0.2 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.1 million and 0.1 million antidilutive shares outstanding during the nine months ended September 30, 2023 and 2022, respectively.

In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended September 30, 2023, we purchased 77,329 shares of our common stock under the program at a cost of $27.8 million, or an average price of $360.25 per share. During the nine months ended September 30, 2023, we purchased 753,399 shares of our common stock under the program at a cost of $261.3 million, or an average price of $346.86 per share.

In December 2021, we announced a share repurchase program for calendar-year 2022 authorizing the repurchase of up to 650,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions was dependent on a variety of factors, including market conditions. This share repurchase program was completed by December 31, 2022. During the three months ended September 30, 2022, we purchased 86,667 shares of our common stock under the calendar-year 2022 program at a cost of $27.2 million, or an average price of $313.22 per share. During the nine months ended September 30, 2022, we purchased 563,334 shares of our common stock under the calendar-year 2022 program at a cost of $202.9 million, or an average price of $360.03 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2023	December 31, 2022
Raw materials	$180.2	$170.7
Work in process	93.8	79.0
Finished goods	157.8	165.1
	$431.8	$414.8

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Operating lease cost	$4.3	$3.7	$15.0	$10.4
Short-term lease cost	1.9	0.3	4.4	1.1
Variable lease cost	1.4	2.3	4.4	4.7
Total lease cost	$7.6	$6.3	$23.8	$16.2

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.5	$3.7	$14.4	$10.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.1	$14.0	$6.6	$29.5

As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 10.1 years and 9.3 years, respectively.

As of September 30, 2023 and December 31, 2022, the weighted average discount rate was 3.46% and 3.25%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	September 30,	December 31,
Year	2023	2022
2023 (remaining period as of)	$4.8	$19.0
2024	19.1	18.1
2025	17.1	16.0
2026	14.1	13.4
2027	9.8	9.4
Thereafter	50.6	50.8
	115.5	126.7
Less: imputed lease interest	(16.0)	(17.7)
Total lease liabilities	$99.5	$109.0

Note 7:  Affiliated Companies

At September 30, 2023 and December 31, 2022, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $189.7 million and $197.0 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $5.7 million and $7.9 million, respectively. We record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $34.4 million and $118.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $33.6 million and $131.2 million, respectively, for the same periods in 2022. As of September 30, 2023 and December 31, 2022, the payable balance due to affiliates was $20.6 million and $31.2 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $2.5 million and $8.5 million, respectively, for the three and nine months ended September 30, 2023, as compared to $2.6 million and $10.2 million, respectively, for the same periods in 2022. As of September 30, 2023 and December 31, 2022, the receivable balance due from affiliates was $1.3 million and $2.2 million, respectively.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2023.

($ in millions)	September 30, 2023	December 31, 2022
Term Loan, due December 31, 2024 (6.37%)	$81.5	$83.2
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	207.5	209.2
Less: unamortized debt issuance costs	0.2	0.3
Total debt	207.3	208.9
Less: current portion of long-term debt	55.2	2.2
Long-term debt, net	$152.1	$206.7

Credit Facility

At September 30, 2023, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

At September 30, 2023, we had $81.5 million in borrowings under the Term Loan, of which $2.2 million was classified as current and $79.3 million was classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2023, we were in compliance with all of our debt covenants.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both September 30, 2023 and December 31, 2022, the notional amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed in June 2023. As of September 30, 2023, the total amount of these forward exchange contracts was Euro ("EUR") 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2023, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	Euro
EUR	20.3	22.3	—
Yen	5,159.3	29.8	9.0
SGD	44.7	15.2	16.8

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of September 30, 2023, the notional amount of the cross-currency swap is ¥8.9 billion ($81.5 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin. In addition, we receive periodic fixed principal payments of USD in return for paying fixed principal payments of Yen.

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

From November 2017 through September 2023, we purchased several series of call options for a total of 975,206 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of September 30, 2023, we had outstanding contracts to purchase 229,397 barrels of crude oil from September 2023 to March 2025, at a weighted-average strike price of $94.93 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2023 and December 31, 2022.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2023	2022	2023	2022
Fair Value Hedges:
Hedged item (intercompany loan)	$(1.2)	$(14.1)	$8.7	$(35.4)	Other expense (income)
Derivative designated as hedging instrument	0.7	14.1	(10.0)	35.4	Other expense (income)
Amount excluded from effectiveness testing	(1.5)	2.2	(0.4)	4.4	Other expense (income)
Total	$(2.0)	$2.2	$(1.7)	$4.4

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The amounts recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2023 were $0.2 million and $1.6 million, respectively. The amounts recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2022 were $1.1 million and $2.8 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Fair Value Hedges:
Foreign currency hedge contracts	$(0.3)	$(0.4)	$2.3	$0.5	Other expense (income)
Total	$(0.3)	$(0.4)	$2.3	$0.5
Cash Flow Hedges:
Foreign currency hedge contracts	$0.5	$0.7	$0.1	$(0.5)	Net sales
Foreign currency hedge contracts	(2.5)	(1.5)	1.1	1.0	Cost of goods and services sold
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$(2.0)	$(0.8)	$1.2	$0.6
Net Investment Hedges:
Cross-currency swap	$2.9	$4.3	$—	$—	Other expense (income)
Total	$2.9	$4.3	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Fair Value Hedges:
Foreign currency hedge contracts	$(2.3)	$0.3	$4.2	$(0.7)	Other expense (income)
Total	$(2.3)	$0.3	$4.2	$(0.7)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.4)	$1.1	$1.2	$(1.1)	Net sales
Foreign currency hedge contracts	(6.1)	(4.9)	1.5	2.5	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.2	Interest expense
Total	$(6.5)	$(3.8)	$2.8	$1.6
Net Investment Hedges:
Cross-currency swap	$10.1	$13.2	$—	$—	Other expense (income)
Total	$10.1	$13.2	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and nine months ended September 30, 2023 and September 30, 2022. The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net sales	$0.1	$(0.5)	$1.2	$(1.1)
Cost of goods and services sold	1.1	1.0	1.5	2.5
Interest expense	—	0.1	0.1	0.2

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of (Loss) Gain Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2023	2022	2023	2022
Commodity call options	$0.5	$(1.5)	$(0.5)	$1.6	Other expense (income)
Currency Forwards	—	—	(0.2)	—	Other expense (income)
Total	$0.5	$(1.5)	$(0.7)	$1.6

For the three and nine months ended September 30, 2023 and 2022, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.1	$9.1	$—	$—
Foreign currency contracts	2.4	—	2.4	—
Cross-currency swap	22.1	—	22.1	—
Commodity call options	1.4	—	1.4	—
	$35.0	$9.1	$25.9	$—
Liabilities:
Contingent consideration	$4.0	$—	$—	$4.0
Deferred compensation liabilities	9.3	9.3	—	—
Foreign currency contracts	12.1	—	12.1	—
	$25.4	$9.3	$12.1	$4.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.5	$12.5	$—	$—
Foreign currency contracts	4.5	—	4.5	—
Cross-currency swap	13.9	—	13.9	—
Commodity call options	1.2		1.2
	$32.1	$12.5	$19.6	$—
Liabilities:
Contingent consideration	$4.7	$—	$—	$4.7
Deferred compensation liabilities	12.7	12.7	—	—
Foreign currency contracts	1.4	—	1.4	—
	$18.8	$12.7	$1.4	$4.7

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2023, the estimated fair value of long-term debt was $147.2 million compared to a carrying amount of $152.1 million. At December 31, 2022, the estimated fair value of long-term debt was $201.8 million and the carrying amount was $206.7 million.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2023:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive (loss) income before reclassifications	(8.8)	(0.1)	(0.1)	(36.9)	(45.9)
Amounts reclassified out from accumulated other comprehensive (loss) income	7.0	—	(1.1)	—	5.9
Other comprehensive (loss) income, net of tax	(1.8)	(0.1)	(1.2)	(36.9)	(40.0)
Balance, September 30, 2023	$(1.6)	$1.5	$(10.6)	$(212.3)	$(223.0)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2022:

($ in millions)	(Losses) gains on derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	(3.5)	(0.2)	2.9	(162.5)	(163.3)
Amounts reclassified out from accumulated other comprehensive (loss) income	0.9	—	13.5	—	14.4
Other comprehensive (loss) income, net of tax	(2.6)	(0.2)	16.4	(162.5)	(148.9)
Balance, September 30, 2022	$(3.8)	$1.3	$(15.4)	$(290.6)	$(308.5)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
Detail of components	2023	2022	2023	2022
Gains (losses) on derivatives:
Foreign currency contracts	$(0.2)	$0.5	$(1.5)	$1.2	Net sales
Foreign currency contracts	(1.4)	(1.2)	(2.0)	(2.9)	Cost of goods and services sold
Foreign currency contracts	(3.4)	(0.7)	(6.2)	1.1	Other expense (income)
Forward treasury locks	(0.1)	(0.1)	(0.2)	(0.3)	Interest expense
Total before tax	(5.1)	(1.5)	(9.9)	(0.9)
Tax benefit (expense)	1.6	0.4	2.9	—
Net of tax	$(3.5)	$(1.1)	$(7.0)	$(0.9)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.3	$1.1	$1.1	$1.1	(a)
Settlements	—	(27.6)	—	(28.8)	(a)
Other	—	—	0.4	(0.4)
Total before tax	0.3	(26.5)	1.5	(28.1)
Tax (expense) benefit	(0.1)	14.2	(0.4)	14.6
Net of tax	$0.2	$(12.3)	$1.1	$(13.5)
Total reclassifications for the period, net of tax	$(3.3)	$(13.4)	$(5.9)	$(14.4)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 14, Benefit Plans, for additional details.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2023:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	(50.8)	(0.3)	61.8	—	—	11.0
Shares purchased under share repurchase program	—	—	—	0.2	(60.1)	—	—	(60.1)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	14.6	14.6
Balance, March 31, 2023	75.3	$18.8	$181.4	1.1	$(369.2)	$3,113.6	$(168.4)	$2,776.2
Net income	—	—	—	—	—	155.1	—	155.1
Activity related to stock-based compensation	—	—	(23.2)	(0.2)	41.2	—	—	18.0
Shares purchased under share repurchase program	—	—	—	0.5	(173.4)	—	—	(173.4)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.1)	(15.1)
Balance, June 30, 2023	75.3	$18.8	$158.2	1.4	$(501.4)	$3,254.6	$(183.5)	$2,746.7
Net income	—	—	—	—	—	161.3	—	161.3
Activity related to stock-based compensation	—	—	(35.6)	(0.2)	63.1	—	—	27.5
Shares purchased under share repurchase program	—	—	—	0.1	(27.8)	—	—	(27.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39.5)	(39.5)
Balance, September 30, 2023	75.3	$18.8	$122.6	1.3	$(466.1)	$3,415.9	$(223.0)	$2,868.2

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2022:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net income	—	—	—	—	—	173.8	—	173.8
Activity related to stock-based compensation	—	—	(29.1)	(0.3)	29.2	—	—	0.1
Shares purchased under share repurchase program	—	—	—	0.4	(147.1)	—	—	(147.1)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22.8)	(22.8)
Balance, March 31, 2022	75.3	$18.8	$219.9	1.2	$(347.4)	$2,617.3	$(182.4)	$2,326.2
Net income	—	—	—	—	—	188.5	—	188.5
Activity related to stock-based compensation	—	—	5.4	—	9.7	—	—	15.1
Shares purchased under share repurchase program	—	—	—	0.1	(28.6)	—	—	(28.6)
Dividends declared ($0.18 per share)	—	—	—	—	—	(13.3)	—	(13.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(63.5)	(63.5)
Balance, June 30, 2022	75.3	$18.8	$225.3	1.3	$(366.3)	$2,792.5	$(245.9)	$2,424.4
Net income	—	—	—	—	—	120.6	—	120.6
Activity related to stock-based compensation	—	—	5.3	(0.1)	10.3	—	—	15.6
Shares purchased under share repurchase program	—	—	—	0.1	(27.2)	—	—	(27.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62.6)	(62.6)
Balance, September 30, 2022	75.3	$18.8	$230.6	1.3	$(383.2)	$2,913.1	$(308.5)	$2,470.8

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At September 30, 2023, there were 1,438,454 shares remaining in the 2016 Plan for future grants.

During the nine months ended September 30, 2023, we granted 105,640 stock options at a weighted average exercise price of $306.92 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $108.88 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.1%; expected life of 5.7 years based on prior experience; stock volatility of 29.8% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the nine months ended September 30, 2023, we granted 37,536 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $306.91 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the nine months ended September 30, 2023, we granted 4,563 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $310.56 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $5.9 million and $21.9 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, stock-based compensation expense was $6.0 million and $17.0 million, respectively.

Note 14:  Benefit Plans

The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Service cost	$0.2	$0.3	$—	$—	$0.2	$0.3
Interest cost	0.6	0.5	0.1	0.1	0.7	0.6
Expected return on assets	(0.4)	(0.8)	—	—	(0.4)	(0.8)
Recognized actuarial losses (gains)	0.2	0.3	(0.5)	(0.4)	(0.3)	(0.1)
Settlements	—	49.6	—	—	—	49.6
Net periodic benefit cost	$0.6	$49.9	$(0.4)	$(0.3)	$0.2	$49.6

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
U.S. plans	$—	$49.6	$(0.4)	$(0.3)	$(0.4)	$49.3
International plans	0.6	0.3	—	—	0.6	0.3
Net periodic benefit cost	$0.6	$49.9	$(0.4)	$(0.3)	$0.2	$49.6

The components of net periodic benefit cost for the nine months ended September 30 were as follows:

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Service cost	$0.8	$1.0	$—	$—	$0.8	$1.0
Interest cost	1.8	3.7	0.2	0.1	2.0	3.8
Expected return on assets	(1.0)	(5.4)	—	—	(1.0)	(5.4)
Recognized actuarial losses (gains)	0.5	1.0	(1.6)	(1.1)	(1.1)	(0.1)
Settlements	—	50.8	—	—	—	50.8
Net periodic benefit cost	$2.1	$51.1	$(1.4)	$(1.0)	$0.7	$50.1

	Pension benefits		Other retirement benefits		Total
($ in millions)	2023	2022	2023	2022	2023	2022
U.S. plans	$0.3	$50.3	$(1.4)	$(1.0)	$(1.1)	$49.3
International plans	1.8	0.8	—	—	1.8	0.8
Net periodic benefit cost	$2.1	$51.1	$(1.4)	$(1.0)	$0.7	$50.1

During 2021, the Company approved the termination of our U.S. qualified defined benefit pension plan (the "U.S. pension plan"). Prior to the third quarter of 2022, a Notice of Intent to Terminate was sent to all interested parties and a favorable determination letter was received from the Internal Revenue Service. During the three months ended September 30, 2022, lump sum payments were offered to all current employees and former employees with vested benefits under the U.S. pension plan. A cash contribution of $6.5 million was then made by the Company to ensure the U.S. pension plan was fully funded in preparation for the group annuity contract purchase which was executed in August of 2022 to settle the outstanding benefit obligations. During the three and nine months ended September 30, 2022, we recorded $49.6 million and $50.8 million in pension settlement charges, respectively, within other nonoperating (income) expense, which for the nine months ended September 30, 2022 relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan.

Note 15:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Loss on disposal of plant	$—	$—	$11.6	$—
Asset impairments	3.5	1.4	6.9	1.6
Restructuring and related charges	—	—	(0.8)	(1.6)
(Gain) loss on oil hedges	(0.5)	1.5	0.5	(1.6)
Contingent consideration	0.7	1.5	1.5	2.6
Foreign exchange transaction losses (gains)	1.8	(2.2)	3.0	(4.6)
Other items	0.1	(0.3)	(0.2)	(0.4)
Total other expense (income)	$5.6	$1.9	$22.5	$(4.0)

Loss on Disposal of Plant

During the nine months ended September 30, 2023, the Company recorded expense of $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

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

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2022	$10.1	$15.3	$25.4
(Credits) Charges	(0.8)	—	(0.8)
Cash payments	(3.7)	—	(3.7)
Non-cash asset write downs	—	(15.3)	(15.3)
Balance, September 30, 2023	$5.6	$—	$5.6

Oil Hedges

During the three and nine months ended September 30, 2023, we recorded a gain of $0.5 million and a loss of $0.5 million, respectively, related to oil hedges. During the three and nine months ended September 30, 2022, we recorded a loss of $1.5 million and a gain of $1.6 million, respectively, related to oil hedges. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our hedging activity.

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

The provision for income taxes was $29.4 million and $20.4 million for the three months ended September 30, 2023 and 2022, respectively, and the effective tax rate was 15.7% and 15.0%, respectively. The increase in the effective tax rate is primarily due to a tax benefit of $20.0 million related to the termination of the U.S. pension plan recorded in the three months ended September 30, 2022 that was not repeated in the same period in 2023. This was offset by an increase in the tax benefit related to stock-based compensation in the three months ended September 30, 2023, as compared to the same period in 2022.

The provision for income taxes was $87.8 million and $85.8 million for the nine months ended September 30, 2023 and 2022, respectively, and the effective tax rate was 16.6% and 15.6%, respectively. The increase in the effective tax rate is primarily due to a tax benefit of $20.3 million related to the termination of the U.S. pension plan recorded in the nine months ended September 30, 2022 and a $5.9 million tax benefit recorded as the result of a state tax valuation allowance reversal in the nine months ended September 30, 2022 that were not repeated in the same period in 2023. This was offset by an increase in the tax benefit related to stock-based compensation in the nine months ended September 30, 2023, as compared to the same period in 2022.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net sales:
Proprietary Products	$602.5	$567.0	$1,803.6	$1,822.0
Contract-Manufactured Products	144.9	120.0	414.2	356.5
Intersegment sales elimination	—	(0.1)	—	(0.3)
Consolidated net sales	$747.4	$686.9	$2,217.8	$2,178.2

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table provides summarized financial information for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Operating profit (loss):
Proprietary Products	$181.6	$188.6	$546.5	$615.9
Contract-Manufactured Products	21.0	14.7	53.3	48.0
Total business segment operating profit	$202.6	$203.3	$599.8	$663.9
Corporate and Unallocated
Stock-based compensation expense	$(5.9)	$(6.0)	$(21.9)	$(17.0)
Corporate general costs (1)	(15.9)	(10.9)	(47.2)	(43.6)
Unallocated Items:
Loss on disposal of plant (2)	—	—	(11.6)	—
Cost investment impairment (3)	(3.3)	—	(3.3)	—
Restructuring and other charges (4)	—	—	(0.1)	1.6
Amortization of acquisition-related intangible assets (5)	(0.2)	(0.2)	(0.6)	(0.6)
Total Corporate and Unallocated	(25.3)	(17.1)	(84.7)	(59.6)
Total consolidated operating profit	$177.3	$186.2	$515.1	$604.3
Interest (income) expense and other nonoperating (income) expense, net	(9.7)	50.0	(14.7)	53.1
Income before income taxes and equity in net income of affiliated companies	$187.0	$136.2	$529.8	$551.2

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the nine months ended September 30, 2023, the Company recorded expense of $11.6 million within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(3) During the three and nine months ended September 30, 2023, the Company recorded expense of $3.3 million within other expense (income), as a result of an impairment of one of the Company's cost investments.

(4) Restructuring and other charges of $0.1 million for the nine months ended September 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan. During the nine months ended September 30, 2022, the Company recorded a benefit within other expense (income) of $1.6 million for restructuring and severance related costs in connection with its 2020 plan related to revised severance estimates.

(5) During the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

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

Macroeconomic Factors

Through the nine months ended September 30, 2023, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.

We have operations based in Israel that conduct research and development activities and manufacture certain components for our devices. Our Israel-based facilities continue to substantially operate as they had prior to the conflict in Israel and surrounding area. We will continue to monitor the impact of the conflict in Israel and surrounding areas on our operations and those of our suppliers, the possible expansion of such conflict and potential geopolitical consequences, if any, on our business and operations.

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

2023 Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2023:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2023 GAAP	$177.3	$29.4	$161.3	$2.14
Unallocated items:
Cost investment impairment (2)	3.3	—	3.3	0.05
Amortization of acquisition-related intangible assets (4)	0.2	0.1	0.7	0.01
Legal settlement (5)	—	(0.9)	(2.9)	(0.04)
Three months ended September 30, 2023 adjusted amounts (non-U.S. GAAP)	$180.8	$28.6	$162.4	$2.16

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2023 GAAP	$515.1	$87.8	$456.4	$6.05
Unallocated items:
Loss on disposal of plant (1)	11.6	(0.7)	12.3	0.16
Cost investment impairment (2)	3.3	—	3.3	0.05
Restructuring and other charges (3)	0.1	(0.3)	0.4	—
Amortization of acquisition-related intangible assets (4)	0.6	0.1	2.1	0.03
Legal settlement (5)	—	(0.9)	(2.9)	(0.04)
Nine months ended September 30, 2023 adjusted amounts (non-U.S. GAAP)	$530.7	$86.0	$471.6	$6.25

During the three and nine months ended September 30, 2023, we recorded a tax benefit of $12.0 million and $31.3 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2022:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2022 GAAP	$186.2	$20.4	$120.6	$1.59
Unallocated items:
Pension settlement (6)	—	20.0	29.6	0.39
Amortization of acquisition-related intangible assets (4)	0.2	0.1	0.7	0.01
Tax law changes (7)	—	(3.2)	3.2	0.04
Three months ended September 30, 2022 adjusted amounts (non-U.S. GAAP)	$186.4	$37.3	$154.1	$2.03

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2022 GAAP	$604.3	$85.8	$482.9	$6.36
Unallocated items:
Restructuring and other charges (3)	(1.6)	(0.4)	(1.2)	(0.01)
Pension settlement (6)	—	20.3	30.5	0.40
Amortization of acquisition-related intangible assets (4)	0.6	0.1	2.1	0.03
Tax law changes (7)	—	(3.2)	3.2	0.04
Royalty acceleration (8)	—	1.3	(1.3)	(0.02)
Nine months ended September 30, 2022 adjusted amounts (non-U.S. GAAP)	$603.3	$103.9	$516.2	$6.80

During the three and nine months ended September 30, 2022, we recorded a tax benefit of $2.1 million and $12.3 million, respectively, associated with stock-based compensation.

(1)During the nine months ended September 30, 2023, the Company recorded expense of $11.6 million within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(2)During the three and nine months ended September 30, 2023, the Company recorded expense of $3.3 million within other expense (income), as a result of an impairment of one of the Company's cost investments.

(3)Restructuring and other charges of $0.1 million for the nine months ended September 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan. During the nine months ended September 30, 2022, the Company recorded a benefit within other expense (income) of $1.6 million for restructuring and severance related costs in connection with its 2020 plan related to revised severance estimates.

(4)During the three and nine months ended September 30, 2023 and 2022, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2023 and 2022, the Company recorded $0.6 million and $1.6 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(5)During the three and nine months ended September 30, 2023, the Company recorded a benefit of $3.8 million within other nonoperating (income) expense as a result of a favorable legal settlement related to a matter not included in our normal operations.

(6)During the three and nine months ended September 30, 2022, we recorded a gross pension settlement charge of $49.6 million and $50.8 million, respectively, within other nonoperating (income) expense, that fully settled the U.S. qualified defined benefit plan (the "U.S. pension plan"). Please refer to Note 14, Benefit Plans, for further discussion of these items.

(7)During the three and nine months ended September 30, 2022, the Company incurred additional tax expense of $3.2 million due to the impact of a tax law change in the state of Pennsylvania enacted during the period.

(8)During the nine months ended September 30, 2022, the Company increased its expected tax benefit related to the prepayment of future royalties from one of its subsidiaries by $1.3 million.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percentage Change
($ in millions)	2023	2022	As-Reported	Organic
Proprietary Products	$602.5	$567.0	6.3%	3.2%
Contract-Manufactured Products	144.9	120.0	20.8%	17.4%
Intersegment sales elimination	—	(0.1)	—	—
Consolidated net sales	$747.4	$686.9	8.8%	5.7%

Consolidated net sales increased by $60.5 million, or 8.8%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $25.1 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.5 million, consolidated net sales for the three months ended September 30, 2023 increased by $38.9 million, or 5.7%, as compared to the same period in 2022, primarily due to sales price increases.

Proprietary Products – Proprietary Products net sales increased by $35.5 million, or 6.3%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $21.1 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $3.5 million, net sales for the three months ended September 30, 2023 increased by $17.9 million, or 3.2%, as compared to the same period in 2022, due to growth in our high-value components, primarily FluroTec®, Daikyo® and Envision®, growth in our high-value devices, such as self-injection systems and administration systems, and sales price increases. This was offset by a decline in COVID-related sales of approximately $78 million.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $24.9 million, or 20.8%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $4.0 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2023 increased by $20.9 million, or 17.4%, as compared to the same period in 2022, primarily due to an increase in the volume of sales of components associated with injection-related devices and healthcare diagnostic devices, as well as sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Percentage Change
($ in millions)	2023	2022	As-Reported	Organic
Proprietary Products	$1,803.6	$1,822.0	(1.0)%	(1.0)%
Contract-Manufactured Products	414.2	356.5	16.2%	15.4%
Intersegment sales elimination	—	(0.3)	—	—
Consolidated net sales	$2,217.8	$2,178.2	1.8%	1.7%

Consolidated net sales increased by $39.6 million, or 1.8%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $9.4 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $6.6 million, consolidated net sales for the nine months ended September 30, 2023 increased by $36.8 million, or 1.7%, as compared to the same period in 2022, primarily due to sales price increases, offset by a decline in COVID-related sales.

Proprietary Products – Proprietary Products net sales decreased by $18.4 million, or 1.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $6.5 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $6.6 million, net sales for the nine months ended September 30, 2023 decreased by $18.3 million, or 1.0%, as compared to the same period in 2022, primarily due to a decline in COVID-related sales of approximately $272 million, offset by growth in our high-value components, primarily Westar®, FluroTec®, and Daikyo®, as well as growth in high-value devices, such as self-injection systems and administration systems, and sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $57.7 million, or 16.2%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $2.9 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2023 increased by $54.8 million, or 15.4%, as compared to the same period in 2022, primarily due to an increase in the volume of sales of components associated with injection-related devices and healthcare diagnostic devices, as well as sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products:
Gross profit	$261.4	$247.3	$780.6	$810.3
Gross profit margin	43.4%	43.6%	43.3%	44.5%
Contract-Manufactured Products:
Gross profit	$26.9	$20.7	$71.3	$63.8
Gross profit margin	18.6%	17.3%	17.2%	17.9%
Unallocated items	$—	$—	$(0.9)	$—
Consolidated gross profit	$288.3	$268.0	$851.0	$874.1
Consolidated gross profit margin	38.6%	39.0%	38.4%	40.1%

Consolidated gross profit increased by $20.3 million, or 7.6%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $10.3 million for the three months ended September 30, 2023, as compared to the same period in 2022. Consolidated gross profit margin decreased by 0.4 margin points for the three months ended September 30, 2023, as compared to the same period in 2022.

Consolidated gross profit decreased by $23.1 million, or 2.6% for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $6.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022. Consolidated gross profit margin decreased by 1.7 margin points for the nine months ended September 30, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products gross profit increased by $14.1 million, or 5.7%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $9.5 million. Proprietary Products gross profit margin decreased by 0.2 margin points for the three months ended September 30, 2023, as compared to the same periods in 2022, due to a decline in higher margin COVID-related sales and a decrease of approximately $17 million, net, in fees received from COVID-19 supply agreements. These items were partially offset by increased sales prices.

Proprietary Products gross profit decreased by $29.7 million, or 3.7%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $5.5 million. Proprietary Products gross profit margin decreased by 1.2 margin points for the nine months ended September 30, 2023, as compared to the same period in 2022, due to a decline in higher margin COVID-related sales, a decrease of approximately $21 million, net, in fees received from COVID-19 supply agreements, and inflationary pressures, primarily within compensation costs. These headwinds were partially offset by increased sales prices and production efficiencies.

Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $6.2 million, or 30.0%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.8 million. Contract-Manufactured Products gross profit margin increased by 1.3 margin points for the three months ended September 30, 2023, as compared to the same period in 2022, due to the mix of products sold and increased sales prices, offset by inflationary pressures, primarily within compensation costs.

Contract-Manufactured Products gross profit increased by $7.5 million, or 11.8%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.5 million. Contract-Manufactured Products gross profit margin decreased by 0.7 margin points for the nine months ended September 30, 2023, as compared to the same period in 2022, due to inflationary pressures, primarily within compensation costs. These headwinds were partially offset by increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Consolidated R&D costs	$16.4	$13.6	$50.0	$42.6

Consolidated R&D costs increased by $2.8 million, or 20.6%, and $7.4 million, or 17.4%, for the three and nine months ended September 30, 2023, respectively, as compared to the same period in 2022, due to higher annual incentive compensation and additional research performed to identify new product opportunities. The increases in spend included $0.2 million for the three months ended September 30, 2023 and $2.8 million for the nine months ended September 30, 2023 of research performed on glass systems. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred the three and nine months ended September 30, 2023 and 2022 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$61.4	$44.3	$176.8	$155.6
Contract-Manufactured Products	6.0	4.7	18.1	14.4
Corporate and unallocated items	21.6	17.3	68.5	61.2
Consolidated SG&A costs	$89.0	$66.3	$263.4	$231.2
SG&A as a % of net sales	11.9%	9.7%	11.9%	10.6%

Consolidated SG&A costs increased by $22.7 million, or 34.2%, for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher annual incentive compensation, increased costs related to professional services and an unfavorable foreign currency translation impact of $1.2 million.

Consolidated SG&A costs increased by $32.2 million, or 13.9%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher annual incentive compensation, an increase in mark-to-market expense related to stock-based compensation, increased compensation costs and an unfavorable foreign currency translation impact of $0.6 million.

Proprietary Products - Proprietary Products SG&A costs increased by $17.1 million, or 38.6%, for the three months ended September 30, 2023, as compared to the same period in 2022. Proprietary Products SG&A costs increased primarily due to higher annual incentive compensation, an increase in compensation costs and an unfavorable foreign currency translation impact of $1.0 million.

Proprietary Products SG&A costs increased by $21.2 million, or 13.6%, for the nine months ended September 30, 2023, as compared to the same period in 2022. Proprietary Products SG&A costs increased primarily due to higher annual incentive compensation, an increase in compensation costs and an unfavorable foreign currency translation impact of $0.4 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $1.3 million, or 27.7%, for the three months ended September 30, 2023, as compared to the same period in 2022, and increased by $3.7 million, or 25.7%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a higher allocation of corporate function spend and higher annual incentive compensation.

Corporate and unallocated items - Corporate SG&A costs increased by $4.3 million, or 24.9%, for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher annual incentive compensation and an increase in mark-to-market expense related to stock-based compensation.

Corporate SG&A costs increased by $7.3 million, or 11.9%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in mark-to-market expense related to stock-based compensation and higher annual incentive compensation.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

(Income) Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$2.0	$0.8	$7.3	$(3.8)
Contract-Manufactured Products	(0.1)	1.3	(0.1)	1.4
Corporate and unallocated	3.7	(0.2)	15.3	(1.6)
Consolidated other expense (income)	$5.6	$1.9	$22.5	$(4.0)

Other expense and income items consist of foreign exchange transaction gains and losses, gains and losses on the sale of fixed assets, contingent consideration, fixed asset impairments and miscellaneous income and charges.

Consolidated other expense (income) changed by $3.7 million for the three months ended September 30, 2023, as compared to the same period in 2022 and changed by $26.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $1.2 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a loss on foreign exchange transactions being recorded in the three months ended September 30, 2023, while a gain on foreign exchange transactions was recorded during the same period in 2022. This was offset by a $0.5 million gain related to oil hedges being recorded during the three months ended September 30, 2023, while a loss of $1.5 million was recorded in the same period in 2022. This was further offset by $0.7 million of expense related to contingent consideration being recorded during the three months ended September 30, 2023, while expense of $1.5 million was recorded in the same period in 2022.

Proprietary Products other expense (income) changed by $11.1 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a loss on foreign exchange transactions being recorded in the nine months ended September 30, 2023, while a gain on foreign exchange transactions was recorded during the same period in 2022. Additionally, the Company recorded a loss of $0.5 million related to oil hedges during the nine months ended September 30, 2023, while a gain of $1.6 million was recorded in the same period in 2022. This was offset by $1.5 million of expense related to contingent consideration being recorded during the nine months ended September 30, 2023, while expense of $2.6 million was recorded in the same period in 2022.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $1.4 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to fixed asset impairments recorded in the three months ended September 30, 2022 that did not recur in 2023.

Contract-Manufactured Products other expense (income) changed by $1.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to fixed asset impairments recorded in the three months ended September 30, 2022 that did not recur in 2023.

Corporate and unallocated items - Corporate and unallocated items changed by $3.9 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to the Company recording expense related to impairment of one of the Company's cost investments of $3.3 million in the three months ended September 30, 2023 that did not occur in the same period in 2022.

Corporate and unallocated items changed by $16.9 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the Company recording expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment and the Company recording expense related to impairment of one of the Company's cost investments of $3.3 million in the nine months ended September 30, 2023. Neither of these items occurred in the same period in 2022.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Proprietary Products	$181.6	$188.6	$546.5	$615.9
Contract-Manufactured Products	21.0	14.7	53.3	48.0
Corporate and unallocated items	(25.3)	(17.1)	(84.7)	(59.6)
Consolidated operating profit	$177.3	$186.2	$515.1	$604.3
Consolidated operating profit margin	23.7%	27.1%	23.2%	27.7%
Unallocated items	3.5	0.2	15.6	(1.0)
Adjusted consolidated operating profit	$180.8	$186.4	$530.7	$603.3
Adjusted consolidated operating profit margin	24.2%	27.1%	23.9%	27.7%

Consolidated operating profit decreased by $8.9 million, or 4.8%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $8.9 million for the three months ended September 30, 2023, as compared to the same period in 2022.

Consolidated operating profit decreased by $89.2 million, or 14.8%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $5.2 million for the nine months ended September 30, 2023, as compared to the same period in 2022.

Proprietary Products - Proprietary Products operating profit decreased by $7.0 million, or 3.7%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $8.3 million, due to the factors described above, most notably an increase in compensation costs, including the annual incentive compensation, and a decline in higher margin COVID-related sales.

Proprietary Products operating profit decreased by $69.4 million, or 11.3%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $4.9 million, due to the factors described above, most notably the decline in COVID-related sales.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $6.3 million, or 42.9%, for the three months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.6 million, due to the factors described above, most notably an increase in sales of components associated with injection-related devices.

Contract-Manufactured Products operating profit increased by $5.3 million, or 11.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022, including a favorable foreign currency translation impact of $0.3 million, due to the factors described above, most notably an increase in sales of components associated with injection-related devices.

Corporate - Excluding the unallocated items, Corporate costs increased by $4.9 million, or 29.0%, for the three months ended September 30, 2023, as compared to the same period in 2022, due to the factors described above.

Excluding the unallocated items, Corporate costs increased by $8.5 million, or 14.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022, due to the factors described above.

Unallocated items – Please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$4.4	$2.8	$11.7	$8.4
Capitalized interest	(1.5)	(0.6)	(3.9)	(2.2)
Interest expense, net	$2.9	$2.2	$7.8	$6.2

Interest income	$(8.8)	$(1.5)	$(18.6)	$(2.2)
Interest expense, net, increased by $0.7 million, for the three months ended September 30, 2023, as compared to the same period in 2022, and increased by $1.6 million, for the nine months ended September 30, 2023, as compared to the same period in 2022, due to higher interest rates compared to the prior year.

Interest income increased by $7.3 million for the three months ended September 30, 2023, as compared to the same period in 2022, and $16.4 million for the nine months ended September 30, 2023, as compared to the same period in 2022, resulting from higher interest rates compared to the prior year, primarily within the U.S., Europe and South America.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense changed by $53.1 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to the recording of a $49.6 million pension settlement charge during the three months ended September 30, 2022, which relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan, while no such amounts were recorded in the same period in 2023. Additionally, the Company recorded a benefit of $3.8 million in the three months ended September 30, 2023 as a result of a favorable legal settlement related to a matter not included in our normal operations. This did not occur in the same period in 2022.

Other nonoperating (income) expense changed by $53.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the recording of a $50.8 million pension settlement charge during the nine months ended September 30, 2022, which relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan, while no such amounts were recorded in the same period in 2023. Additionally, the Company recorded a benefit of $3.8 million in the nine months ended September 30, 2023 as a result of a favorable legal settlement related to a matter not included in our normal operations. This did not occur in the same period in 2022.

Please refer to Note 14, Benefit Plans, for further discussion of these items.

Income Tax Expense

The provision for income taxes was $29.4 million and $20.4 million for the three months ended September 30, 2023 and 2022, respectively, and the effective tax rate was 15.7% and 15.0%, respectively. The increase in the effective tax rate is primarily due to a tax benefit of $20.0 million related to the termination of the U.S. pension plan recorded in the three months ended September 30, 2022 that was not repeated in the same period in 2023. This was offset by an increase in the tax benefit related to stock-based compensation in the three months ended September 30, 2023, as compared to the same period in 2022.

The provision for income taxes was $87.8 million and $85.8 million for the nine months ended September 30, 2023 and 2022, respectively, and the effective tax rate was 16.6% and 15.6%, respectively. The increase in the effective tax rate is primarily due to a tax benefit of $20.3 million related to the termination of the U.S. pension plan recorded in the nine months ended September 30, 2022 and a $5.9 million tax benefit recorded as the result of a state tax valuation allowance reversal in the nine months ended September 30, 2022 that were not repeated in the same period in 2023. This was offset by an increase in the tax benefit related to stock-based compensation in the nine months ended September 30, 2023, as compared to the same period in 2022.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies decreased by $1.1 million for the three months ended September 30, 2023, as compared to the same period in 2022, due to less favorable operating results at the Mexico affiliates.

Equity in net income of affiliated companies decreased by $3.1 million for the nine months ended September 30, 2023, as compared to the same period in 2022, due to less favorable operating results at Daikyo and the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2023	2022
Net cash provided by operating activities	$537.4	$493.2
Net cash used in investing activities	$(259.9)	$(193.4)
Net cash used in financing activities	$(270.1)	$(284.1)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $44.2 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to favorable working capital management in the nine months ended September 30, 2023, as compared to the same period in 2022. This was offset by a decline in operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $66.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022, due to an increase in capital expenditures for additional manufacturing capacity in 2023 to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $14.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to reduced debt repayments and increased proceeds from stock-based compensation awards in 2023, as compared to the same period in 2022. This was offset by increases in purchases under our share repurchase program in 2023, as compared to the same period in 2022.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$898.6	$894.3
Accounts receivable, net	$519.1	$507.4
Inventories	$431.8	$414.8
Accounts payable	$219.8	$215.4
Debt	$207.3	$208.9
Equity	$2,868.2	$2,684.9
Working capital	$1,438.8	$1,400.5

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2023 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2023 included $428.6 million of cash held by subsidiaries within the U.S., and $470.0 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2023, we purchased 753,399 shares of our common stock under the share repurchase program at a cost of $261.3 million, or an average price of $346.86 per share.

Working capital – Working capital at September 30, 2023 increased by $38.3 million, or 2.7%, as compared to December 31, 2022, which includes an unfavorable foreign currency translation impact of $15.8 million. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable, inventories and total current liabilities increased by $7.4 million, $14.1 million, $21.0 million and $20.4 million, respectively. The increase in cash and cash equivalents was due to cash collections driven by positive operating results, offset by capital expenditures and share repurchases. The increase in accounts receivable was due to increased sales activity during the period. The increase in inventories that occurred in the period was to ensure we have sufficient inventory on hand to support the needs of our customers. The increase in total current liabilities was driven primarily by a portion of long-term debt moving to current based on the stated maturity during the period, offset by a decrease in other current liabilities due to declines in deferred income and dividends payable.

Debt and credit facilities – The $1.6 million decrease in total debt at September 30, 2023, as compared to December 31, 2022, resulted primarily from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At September 30, 2023, we had no outstanding borrowings under the Credit Facility. At September 30, 2023, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2023, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2022 Annual Report. During the three months ended September 30, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2023, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2022 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2022 Annual Report.

NEW ACCOUNTING STANDARDS

There were no new accounting standards adopted during the three months ended September 30, 2023, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended September 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are providing the disclosure below and supplementing the risk factors described in Part I, Item 1A of our 2022 Annual Report with the following risk factor. The additional risk factor identified should be read in conjunction with the risk factors described in the 2022 Annual Report and the information under the "Forward Looking Statements" in the 2022 Annual Report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2023	58,770	$359.42	58,770	$745,400,000
August 1 - 31, 2023	18,559	362.88	18,559	738,700,000
September 1 - 30, 2023	—	—	—	738,700,000
Total	77,329	$360.25	77,329	$738,700,000

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

ITEM 6.  EXHIBITS

Amendments to Amended and Restated Bylaws
On October 23, 2023, the Board of Directors ("Board) of the Company approved an amendment and restatement of the Company’s Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective immediately. The amendments include various updates to bring the bylaws in line with the Company’s current governance practices and to reflect changes in practice and applicable law and regulatory developments since the last amendment to our Bylaws on February 23, 2021. Among other items, these changes facilitate and supplement the SEC’s Universal Proxy Card (“UPC”) Rules, modernize our Advance Notice requirements and make clarifications to address provisions in the Pennsylvania Business Corporation Law pursuant to which we are incorporated. The specific changes include:

Article I, Section 1(d)	Clarifies presiding officer’s ability to determine and regulate business in accordance with Pennsylvania law
Article I, Section 3(b)	White proxy card reserved for management and shareholder soliciting proxies must use a different color and clarifies process for granting proxies in accordance with Pennsylvania law
Article I, Section 3(d)	Clarifies shareholder list may not be available if provided to judges of election in accordance with Pennsylvania law

Article I, Section 5(a)	Number of shareholder nominees cannot exceed number of directors up for election
Article I, Section 5(a) and Section 6(a)	Proposing shareholders or their qualified representative is required to be present at the meeting and proposing shareholder must own shares through date of the meeting
Article I, Section 5(b)	Requires shareholders to use proxy access or advance notice process for nominations and eliminates simple recommendation process
Article I, Section 5(b) and Section 6(a)	Requires shareholders to update and supplement information as of the record date and prior to meeting
Article I, Section 5(b)(1) and Section 6(a)	Clarifies shareholders are not entitled to make additional or substitute nominations or proposals after deadline
Article I, Section 5(b)(1)	Advance notice of nomination procedures apply to special meetings
Article I, Section 5(c)	Proposed nominees must make themselves available for interviews if requested
Article I, Section 5(b)(2)(c)(xvi)	Nominating shareholders must declare intent to solicit proxies in accordance with UPC Rules and agree it will comply
Article I, Section 5(b)(2)(F) and Section 9	Nominees must consent to being named in the proxy materials and intends to serve for the entire term
Article I, Section 5(d)	Nominations that do not meet the UPC Rules will be disregarded
Article I, Section 6(a)	Shareholder’s proposed business must be proper subject for shareholder action and not expressly reserved for action by the Board
Article I, Section 6(b)	Shareholders must include information required by applicable law, additional information regarding relationships and rationale for why the proposal is in the best interests of the Company
Article I, Section 7(h)(3)	Broadened the scope of related parties in order to more fully analyze the proposal
Article I, Section 7(a)	Nomination or proposal may be omitted if a shareholder or related party takes action contrary to representations or the notice is untrue
Article I, Section 7(g)	Proposing shareholders cannot contain untrue, incorrect or incomplete information and must be updated to be true, accurate and complete
Article II, Section 7	Clarifies Board’s ability to act by unanimous written consent in accordance with Pennsylvania law
Article II, Section 8
Clarifies the Board may fill a vacancy resulting from a future resignation in accordance with Pennsylvania law and aligns proxy access provisions with other changes made due to adoption of the UPC Rules

Article II, Section 11	Clarifies Board’s authority to fix compensation in accordance with Pennsylvania law
Article IV	Aligns indemnification and expense advancement provisions with prevailing market practices
Article VII	Clarifies the authority and function of Board may not be varied by a bylaw adopted by shareholders without approval by the Board also in accordance with applicable Pennsylvania law

The summary herein is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.2 and is incorporated herein by reference.

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q report for the quarter ended June 30, 2020, filed July 24, 2020).
3.2	Our Amended and Restated Bylaws (effective October 23, 2023)
4.1	Form of stock certificate for common stock (incorporated by reference to Exhibit 4 to the Company's 1998 Form 10-K, filed May 6, 1999).
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

October 26, 2023