Form 10-K
period 2023-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2024-02-20
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any such corrections are restatements that triggered a compensation recovery analysis during the fiscal year.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $28.2 billion based on the closing price as reported on the New York Stock Exchange.

As of January 25, 2024, there were 73,299,296 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.	Part III

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

Information in this Form 10-K is current as of February 20, 2024, unless otherwise specified.

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

International

We have significant operations outside of the United States (“U.S.”), which are managed through the same business segments as our U.S. operations – Proprietary Products and Contract-Manufactured Products. Sales outside of the U.S. accounted for 58.0% of our net sales in 2023.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. Dollar (“USD”), multiple tax jurisdictions and, particularly in South America, Eastern Europe, Israel, China and the Middle East, uncertain or changing regulatory regimes, or political and social issues, which could destabilize local markets and affect the demand for our products.

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

Intellectual Property

Our intellectual property, including patents, patent applications, trademarks, copyrights, know-how and trade secrets, is important to our business. We own or license intellectual property rights, including know-how and issued patents and pending patent applications in the U.S. and in other countries, that relate to various aspects of our business. In 2023, more than 190 patents were issued to West across the globe. Certain key value-added and proprietary products and processes are exclusively licensed from Daikyo. We believe, however, that neither our business nor any business segment is wholly dependent on a single intellectual property asset, license, or technology, by itself.

Government Regulation

Our business activities are global and are subject to various federal, state, local, and foreign laws, rules, and regulations to healthcare, environmental protection, occupational health and safety, anti-corruption, export control, product safety and efficacy, employment, privacy and other areas. The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the U.S., Europe and other countries, including the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency and the National Medical Products Administration (China). Regulatory authorities, including regulatory review and oversight, can impact the time and cost associated with the development and continued availability of our products, and they have the authority to take various administrative and legal actions against West. Compliance with existing and forthcoming laws and regulations can be costly and time consuming, and may require changes to our information technologies, systems and practices.

Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations did not require material capital expenditures in 2023 and is not expected to have a material effect on our capital expenditures, results of operations and competitive position in 2024 as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see "Item 1A. Risk Factors". There were no required material capital expenditures for adherence to our government-led regulatory standards in our facilities in 2023 outside the normal course of business, and there are currently no needed or planned material expenditures for 2024.

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

Environmental Regulations

We are subject to various national, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no required material capital expenditures for environmental controls in our facilities in 2023 and there are currently no needed or planned material expenditures for 2024.

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

Our ten largest customers accounted for 41.4% of our consolidated net sales in 2023, and one of these customers, individually accounted for more than 10% of consolidated net sales, at 10.9% or $322.1 million, contributing to net sales in both the Proprietary and Contract Manufacturing reporting segments. Please refer to Note 3, Revenue, and Note 19, Segment Information, for additional information on our consolidated net sales.

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

Our Contract-Manufactured Products business operates in very competitive markets for its products. The competition varies from smaller regional companies to large global assembly manufacturers. Given the cost pressures they face, many of our customers look to reduce costs by sourcing from low-cost locations. We seek to differentiate ourselves by leveraging our global capabilities and reputation and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot precision molding, and expertise with multiple-piece closure systems.

Research and Development Activities

We maintain our own research-scale production facilities and laboratories for developing new products and offer contract engineering design and development services to assist customers with new product development. Our quality control, regulatory and laboratory testing capabilities are used to ensure compliance with applicable manufacturing and regulatory standards for primary and secondary pharmaceutical packaging components and drug delivery systems. Technological advances and scientific discoveries have accelerated the pace of change in primary packaging, drug delivery and administration technologies.

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

We continue to pursue strategic initiatives in drug containment components, integrated drug containment systems, novel drug delivery devices, novel therapeutic experiences and administration systems.

We also continue to seek new innovative opportunities for acquisition, licensing, partnering or development of products, services and technologies.

Human Capital Management

Our People

As of December 31, 2023, we employed approximately 10,600 people, excluding contractors and temporary workers, in our operations throughout the world. During 2023, West hired approximately 2,100 new team members and experienced an attrition rate of approximately 21%. The following table presents the approximate percentage of our employees by region:

North America	44%
Europe	40%
Asia Pacific	13%
South America	3%
Total	100%

As of December 31, 2023, the following table presents the approximate percentage of our employees by business unit:

Global Operations	84%
Corporate	5%
Sales and Marketing	4%
Digital & Technology (D&T)	4%
Research & Development	3%
Total	100%

As of December 31, 2023, we had the following global gender demographics:

	Men	Women
West Global Employees	64%	36%

Diversity, Equity and Inclusion

We actively foster an inclusive and collaborative culture and positive employee experiences for our team members where different views and perspectives are welcomed and valued at West. We are convinced that this approach brings forth innovation, learning and growth for our team members on a global basis. The Chief Executive Officer ("CEO") and the executive team members review diversity, equity and inclusion objectives throughout the year to ensure continuous focus and drive improvement. As of December 31, 2023, four out of the ten members of West's Leadership Team are women, while six out of the ten members are women and/or people of color.

Training, Compliance and Talent Development

We strongly encourage our team members to engage in continuous learning and provide development opportunities to strengthen individual skills and gain new experiences with the goal to build talent from within. We offer resources such as our tuition reimbursement program and our online learning catalog, with approximately 43,000 courses available. We centrally manage and organize on-the-job training, instructor-led trainings and online trainings in many different languages and topics through our global Learning Management System.

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

Health, Safety and Wellness

The health and safety of our team members has always been both a top priority and a cultural value. West's commitment to the safety of our teams starts at the top and is driven throughout our business by every level of management and by every team member across the globe. West has a Health, Safety, and Environment ("HSE") Governance Council consisting of West Leadership Team members and executive operations leaders to monitor and support our HSE process. West’s global HSE team is also a critical component in leading the safety efforts at our sites. Each manufacturing location has dedicated and trained HSE professionals, responsible for general safety oversight and regulatory compliance at the site. Our Recordable Injury Rate in 2023 was 0.74 per 100 employees. Our HSE and employee well-being can also be seen in our focus on quality implementation of proactive Leading Indicator programs and metrics to drive improved Lagging Indicator performance.

Environmental, Social and Governance (“ESG”) Commitment

West has been committed to ESG topics for many years. During 2023, we continued to increase internal and external awareness of our ESG commitment by expanding our education and communication regarding our ESG program and initiatives and more closely integrating ESG considerations into our business processes. Our ESG program includes a senior-level cross-functional ESG team which has been working with executive leadership, our board and other stakeholders to enhance our ESG framework and ensure alignment with our corporate mission, vision and values. Our long-term strategic priorities include focus on talent attraction, retention and engagement (including efforts to increase the diversity, equity and inclusivity of our workforce to reflect the communities in which we live and work); a climate and greenhouse gas ("GHG") reduction strategy that incorporates renewable energy and reduced absolute and intensity emissions; developing a more sustainable and responsible supply chain; research and development that focuses on issues of sustainability including secondary packaging, beneficial reuse and recyclability; and, reduction of waste and water in our operational processes. These areas of focus are in addition to our commitments to safety, quality, business continuity, as well as business compliance and integrity. Additionally, our philanthropic programs are an essential element of our corporate citizenship especially as we focus on the areas of children’s health; access to healthcare; and science, technology, engineering and math education. We are also expanding our philanthropic scope to include more sustainability related initiatives. We solicit input from our employees on ways to improve in these and other ESG areas and see continued progress in these areas as critical to maintaining an engaged and responsible workforce.

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

In Part III of this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2023 fiscal year. Our 2024 Proxy Statement will be available on our website under the caption Investors - Financial - Annual Reports & Proxy when complete.

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

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions. Those conditions could negatively affect demand for our products due to customers decreasing their inventories in the near-term or long-term, reduction in sales due to raw material shortages, reduction in research and development efforts, our inability to sufficiently hedge our currency and raw material costs, insolvency of suppliers or customers, and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced inflationary pressures in fiscal year 2023 and inflation rates in the U.S., as well as in other countries in which we operate, could continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.

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

A significant portion of our net sales and earnings are generated internationally. Sales outside of the U.S. accounted for 58.0% of our consolidated net sales in 2023 and we anticipate that sales from international operations will continue to represent a significant portion of our net sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. and we intend to continue our expansion into emerging and/or faster-growing international markets. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

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

A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. In addition, we have made prepayments and other advances in the normal course of business. While we have procedures to monitor and limit exposure to credit risk on trade receivables and other current assets, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

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

We use three basic raw materials in the manufacture of our products: elastomers (which include synthetic and natural material), aluminum and plastic. In addition, our manufacturing facilities consume a wide variety of energy products to fuel, heat and cool our operations. The price and supply of these materials and energy sources are cyclical and volatile and may be impacted or disrupted for reasons beyond our control, including supplier shutdowns, supplier capacity constraints, transportation delays, inflationary pricing pressures, work stoppages, labor shortages, geopolitical developments and governmental regulatory actions.

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

In addition to our own sensitive and proprietary business information, we handle transactional and personal information worldwide. As a result, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data by us and on our behalf. For example and not limited to, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR”) and California’s Consumer Privacy Act of 2018 (the "CCPA"), as expanded by the California Privacy Rights Act of 2020 (“CPRA”), impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Furthermore, multiple states in the United States have enacted data privacy laws. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across border. For example, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.

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

Changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance.

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

We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation or regulations and focus on ESG initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies, such as the SEC, have proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may include climate change, regulating GHG emissions, energy policies, recycling of plastic materials, waste taxes, and other governmental charges and mandates. If additional legislation or regulations were enacted, we could incur increased energy, environmental, administrative and other costs and capital expenditures to comply with the limitations.

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

Changes in reimbursement practices of third-party payers or other cost containment measures, including changes to applicable laws and regulations, could affect the demand for our products and the prices at which they are sold.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has implemented the Committee of Sponsoring Organizations (“COSO”) Enterprise Risk Management (“ERM”) Framework, which outlines the process by which an organization can view any risk by way of governance and culture, integration into strategy, risk assessments, reviewing capabilities and practices, and monitoring and reporting. This process would apply to the cybersecurity risk as it would any of the other enterprise risks. We follow the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) with layered security controls to help identify, protect against, detect, respond to, and recover from cyber-attacks. To safeguard our information assets, we have put various procedures and technologies in place. For example, our Cybersecurity Incident Response Plan clearly defines roles and responsibilities for the investigation of and response to information security incidents to minimize disruption of critical computing services and operations and prevent the loss or theft of sensitive or mission-critical information. Our plan covers various cyber incidents like ransomware attacks, cyber-intrusions, data loss, denial of service, insider threats, malware attacks, and others. In a material cybersecurity incident, our D&T team, inclusive of our Chief Information Officer and VP of Cybersecurity and Infrastructure Support, address the threat via established escalation procedures, roles, responsibilities, and communication. Any cybersecurity incident that is declared as a crisis would follow our global Incident and Crisis Response and Management Procedure, which includes escalation to the West Leadership Team and Board of Directors, as deemed necessary pending the materiality of the incident. We have not encountered cybersecurity challenges that have materially impacted our operations or financial condition. In addition, we retain an external cybersecurity consultant to assist with a cybersecurity event as needed and maintain appropriate cybersecurity liability insurance.

The Company also educates and shares best practices globally with its employees to raise awareness of cybersecurity threats. As part of our onboarding process, we train all new employees on cybersecurity and conduct an annual retraining of all employees on cybersecurity standards. Training also includes how to recognize, report and properly respond to phishing and social engineering schemes. Multiple phishing simulation exercises are conducted throughout the year to increase cybersecurity awareness. Our cybersecurity defenses also utilize technologies such as next generation firewalls, Zero Trust architecture, intrusion detection and prevention measures, anti-malware software, advance threat protection, multifactor authentication, network segmentation and encryption to ensure the security of West intellectual properties, customer and vendor data. In addition, we have a dedicated 24-by-7 Security Operations Center to facilitate the monitoring of the Company's cybersecurity landscape and associated applications.

Governance

Our approach to cybersecurity begins with our responsibility for strong governance and controls. Security begins at the top of our organization, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. Our diligence and assessment extends beyond West, as the Company performs a cybersecurity assessment when third-party vendors and service providers are onboarded. Throughout the year, we monitor the effectiveness of our third-party vendors' and service providers' control environment, assessing any impact to our Company. The cybersecurity program is led by our Chief Information Officer and VP of Cybersecurity and Infrastructure Support, who provide quarterly updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reports to the West Leadership Team about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen cybersecurity effectiveness. Additionally, our ERM function monitors cybersecurity risk and provides regular updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reporting to the West Leadership Team on risk mitigation and response efforts. Security controls and processes are developed and maintained to protect sensitive and confidential information while ensuring availability and integrity.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 530 Herman O. West Drive, Exton, Pennsylvania 19341.

The following table summarizes our facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Type of Facility/ Country	Location	Segment
Manufacturing:
North America
United States of America	Phoenix, AZ (2)	Contract Manufactured Products and Proprietary Products
	Scottsdale, AZ (1) (2)	Proprietary Products
	Tempe, AZ (2)	Contract Manufactured Products
	St. Petersburg, FL (1)	Proprietary Products
	Grand Rapids, MI	Contract Manufactured Products
	Kinston, NC	Proprietary Products
	Kearney, NE	Proprietary Products
	Jersey Shore, PA	Proprietary Products
	Williamsport, PA	Contract Manufactured Products
	Cayey, Puerto Rico	Proprietary Products and Contract Manufactured Products

South America
Brazil	Sao Paulo	Proprietary Products

Europe
Denmark	Horsens	Proprietary Products
England	St. Austell	Proprietary Products
France	Le Nouvion	Proprietary Products
Germany	Eschweiler (1) (2)	Proprietary Products
	Stolberg	Proprietary Products
Ireland	Waterford	Proprietary Products
	Dublin (2)	Contract Manufactured Products
Serbia	Kovin	Proprietary Products

Asia Pacific
China	Qingpu	Proprietary Products
India	Sri City	Proprietary Products
Singapore	Jurong (2)	Proprietary Products

Mold-and-Die Tool Shop:
North America
United States of America	Upper Darby, PA	Proprietary Products

Type of Facility/ Country	Location	Segment
Europe
England	Bodmin	Proprietary Products
Germany	Stolberg	Proprietary Products

Contract Analytical Laboratory:
North America
United States of America	Exton, PA	Proprietary Products

Technology Center:
Asia Pacific
India	Bangalore (2)	Proprietary Products, Contract Manufactured Products

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

Name	Age	Position
Silji Abraham	52	Senior Vice President, Chief Technology Officer since December 2020. Senior Vice President, Chief Digital and Transformation Officer from February 2018 to December 2020. Prior to joining West, he most recently served as Executive Vice President and Chief Information Officer of MilliporeSigma, a subsidiary of Merck KGaA, Darmstadt, Germany. Prior to this role, he served as Chief Information Officer at Sigma-Aldrich Corporation, a leading life science and technology company, and worked in various leadership roles at Invensys Operations Management, ArvinMeritor and Chrysler Group.

Bernard J. Birkett	55	Senior Vice President and Chief Financial and Operations Officer since July 2022. Senior Vice President and Chief Financial Officer from June 2018 to July 2022. In addition, Treasurer from June 2018 to December 2019 and Principal Accounting Officer from October 2019 to April 2020. Prior to joining West, he spent more than 20 years at Merit Medical Systems, Inc., a leading manufacturer of disposable medical devices, where he served in a number of senior global leadership roles, including Chief Financial Officer and Treasurer, Controller for Europe, Middle East and Africa (EMEA) and Vice President of International Finance.

Annette F. Favorite	59	Senior Vice President and Chief Human Resources Officer since October 2015. Prior to joining West, she spent more than 25 years at IBM Corporation, an information technology services company, in a number of strategic and global human resources roles, including Vice President, Global Talent Management, Vice President of Human Resources for Worldwide Software Sales, and Human Resources Leader for the company’s Southwest European Region, based out of Spain.

Eric M. Green	54	Chair of the Board since May 2022. Chief Executive Officer since April 2015 and President since December 2015. Prior to joining West, he was Executive Vice President and President of the Research Markets business unit at Sigma-Aldrich Corporation from 2013 to 2015. From 2009 to 2013, he served as Vice President and Managing Director, International, where he was responsible for Asia Pacific and Latin America, and prior thereto, held various commercial and operational roles.

Quintin J. Lai	57	Vice President, Strategy and Investor Relations since January 2016. In addition, Corporate Development responsibilities from January 2016 to September 2021. Prior to joining West, he was Vice President of Investor Relations and Corporate Strategy at Sigma-Aldrich Corporation from 2012 to 2015. From 2002 to 2012, he was at Robert W. Baird & Company, where he held various roles, including Managing Director and Senior Equity Research Analyst of the Life Science Tools and Diagnostic sector and Associate Director of Equity Research.

Kimberly Banks MacKay	58
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

Cindy Reiss-Clark	50	Chief Commercial Officer since May 2022. Senior Vice President, Global Markets and Commercial Solutions since November 2019. Vice President and General Manger Biologics Market Unit from September 2018 to November 2019. Prior to joining West, she served as Senior Vice President of Global Marketing at Lonza Pharma and Biotech, a leading Contract Development and Manufacturing Business from October 2017 to July 2018. From January 2016 to September 2017, served as Lonza Pharma and Biotech, Senior Vice President of Global Sales. Prior to Lonza, she served for over 15 years in a variety of Commercial leadership roles at SAFC, a division of Sigma-Aldrich Company.

Chad R. Winters	45	Vice President, Chief Accounting Officer and Corporate Controller since May 2020. Vice President and Corporate Controller since October 2019. Prior to joining West, he served as Senior Vice President of Finance & Accounting and Controller of Amneal Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to Amneal, he held roles of increasing responsibility at the Chemours Company, UGI Corporation, and PricewaterhouseCoopers LLP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WST.” As of January 25, 2024, we had 574 shareholders of record, which excludes beneficial owners whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

We paid a quarterly dividend of $0.18 per share on our common stock in each of the first three quarters of 2022; $0.19 per share in the fourth quarter of 2022 and each of the first three quarters of 2023; and $0.20 per share in the fourth quarter of 2023. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of our Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
•such other factors as our Board of Directors may deem relevant

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - 31, 2023	—	$—	—	$738,700,000
November 1 - 30, 2023	261,080	339.86	261,080	650,000,000
December 1 - 31, 2023	251,182	351.49	251,182	561,700,000
Total	512,262	$345.56	512,262	$561,700,000

(1) In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended December 31, 2023, we purchased 512,262 shares of our common stock under the program at a cost of $177.0 million, or an average price of $345.56 per share. During the year ended December 31, 2023, we purchased 1,265,661 shares of our common stock under the program at a cost of $438.3 million, or an average price of $346.34 per share.

In December 2021, our Board of Directors approved a share repurchase program for calendar-year 2022 authorizing the repurchase of up to 650,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. This share repurchase program was completed by December 31, 2022. There were no shares purchased during the three months ended December 31, 2022 under the calendar-year 2022 program. During the year ended December 31, 2022, we purchased 563,334 shares of our common stock under the calendar-year 2022 program at a cost of $202.8 million, or an average price of $360.03 per share.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor's 500 Health Care Index, for the five years ended December 31, 2023. The performance graph is based on historical data and is not indicative of, or intended to forecast, future performance of our common stock.

Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The cumulative shareholder return on our common stock is based on an investment of $100 on December 31, 2018 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested.
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

Other Macroeconomic Factors

Through the twelve months ended December 31, 2023, the war between Russia and Ukraine has not had a material impact on the Company’s business, financial condition or results of operations as we do not have manufacturing operations or significant commercial relationships in either country. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.

We have operations based in Israel that conduct research and development activities and manufacture certain components for our devices. Our Israel-based facilities continue to substantially operate as they had prior to the conflict in Israel and surrounding area. We continue to monitor the impact of the conflict in Israel and surrounding areas on our operations and those of our suppliers, the possible expansion of such conflict and potential geopolitical consequences, if any, on our business and operations.

During 2023, we also experienced higher costs for raw materials. Due to the uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Item 1A. Risk Factors.

Components of and Key Factors Influencing Our Results of Operations

In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.

Net Sales

Our net sales result from the sale of goods or services and reflect the net consideration which we expect to receive in exchange for those goods or services.

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

Research and development expenses

Research and development expenses relate to our investments in improvements to our manufacturing processes, product enhancements, and additional investments in our elastomeric packaging components, formulation development, integrated drug containment systems, self-injection systems and drug administration consumables.

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

Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2023 GAAP	$676.0	$122.3	$593.4	$7.88
Unallocated items:
Loss on disposal of plant (1)	11.6	(0.7)	12.3	0.16
Cost investment activity (2)	4.3	—	4.3	0.06
Restructuring and other charges (3)	(2.0)	(0.9)	(1.1)	(0.02)
Amortization of acquisition-related intangible assets (4)	0.7	0.1	2.8	0.04
Legal settlement (5)	—	(0.9)	(2.9)	(0.04)
Year ended December 31, 2023 adjusted amounts (non-U.S. GAAP)	$690.6	$119.9	$608.8	$8.08

During 2023, we recorded a tax benefit of $32.0 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2022 GAAP	$734.0	$114.7	$585.9	$7.73
Unallocated items:
Restructuring and other charges (3)	23.8	2.0	21.8	0.29
Pension settlement (6)	—	20.6	31.6	0.42
Amortization of acquisition-related intangible assets (4)	0.7	0.1	2.8	0.04
Cost investment activity (2)	3.5	—	3.5	0.05
Royalty acceleration (7)	—	1.3	(1.3)	(0.02)
Tax law changes (8)	—	(5.7)	5.7	0.07
Year ended December 31, 2022 adjusted amounts (non-U.S. GAAP)	$762.0	$133.0	$650.0	$8.58

During 2022, we recorded a tax benefit of $16.5 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2021 GAAP	$752.3	$107.2	$661.8	$8.67
Unallocated items:
Restructuring and other charges (3)	2.2	0.4	1.8	0.02
Pension settlement (6)	—	0.5	1.5	0.02
Amortization of acquisition-related intangible assets (4)	0.8	0.1	2.8	0.04
Asset impairment (1)	2.8	—	2.8	0.04
Cost investment activity (2)	4.3	(0.1)	4.4	0.06
Royalty acceleration (7)	—	18.5	(18.5)	(0.25)
Tax law changes (8)	—	1.4	(1.4)	(0.02)
Year ended December 31, 2021 adjusted amounts (non-U.S. GAAP)	$762.4	$128.0	$655.2	$8.58

During 2021, we recorded a tax benefit of $31.5 million associated with stock-based compensation.

(1)During 2023, the Company recorded expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023. During 2021, the Company recorded a $2.8 million impairment charge for certain long-lived and intangible assets related to the Company's manufacturing facility within the Proprietary Products segment that was sold during the second quarter of 2023, as it determined the carrying value was not fully recoverable. $1.9 million of this charge was recorded within cost of goods and services sold and $0.9 million of the charge is recorded in selling, general, and administrative expense, due to the nature of the impaired assets.

(2)During 2023, the Company recorded a cost investment impairment charge of $4.3 million. During 2022, the Company recorded a cost investment impairment charge of $3.5 million. During 2021, the net cost investment activity was equal to $4.3 million, inclusive of an impairment charge of $4.6 million partially offset by a $0.3 million gain on the sale of a cost investment.

(3)During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold. During 2022, the Company recorded expense to restructuring and other charges of $23.8 million, which primarily included a charge of $8.7 million in net severance and post-employment benefits primarily in connection with our plan to adjust our operating cost base and $15.3 million in asset-related charges associated with this plan. During 2021, the Company recorded expense to restructuring and other charges of $2.2 million to optimize certain organizational structures within the Company.

(4)During 2023, 2022 and 2021, the Company recorded $0.7 million, $0.7 million and $0.8 million, respectively, of amortization expense within operating profit associated with an acquisition of an intangible asset during the second quarter of 2020. Additionally, during 2023, 2022 and 2021, the company recorded $2.1 million of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(5)During 2023, the Company recorded a benefit of $3.8 million within other nonoperating (income) expense as a result of a favorable legal settlement related to a matter not included in our normal operations.

(6)During 2022, we recorded a gross pension settlement charge of $52.2 million within other nonoperating (income) expense, which primarily relates to the full settlement of the U.S. qualified defined benefit plan (the "U.S. pension plan"). In 2021, we recorded a pension settlement charge within other nonoperating (income) expense, as it was determined that normal-course lump-sum payments for our U.S. pension plan exceeded the threshold for settlement accounting. Please refer to Note 15, Benefit Plans, for further discussion of these items.

(7)During 2022, the Company increased its expected tax benefit related to the prepayment of future royalties from one of its subsidiaries by $1.3 million. During 2021, the Company prepaid future royalties from one of its subsidiaries, which resulted in a $18.5 million tax benefit.

(8)During 2022, the Company incurred additional tax expense of $5.7 million due to the impact of a tax law change in the state of Pennsylvania enacted during the period. During 2021, the Company recorded a tax benefit of $1.4 million due to the impact of a United Kingdom tax law change enacted during the period.

RESULTS OF OPERATIONS

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations. Such items are referred to as other unallocated items for which further information can be found above in the reconciliation from U.S. GAAP to non-U.S. GAAP financial measures. Discussion of the year-over-year changes for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 and the results of operations and cash flows for the fiscal year ended December 31, 2021 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023, and is incorporated herein by reference.

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Proprietary Products	$2,397.3	$2,406.8	$2,317.3	(0.4%)	3.9%
Contract-Manufactured Products	552.5	480.4	514.7	15.0%	(6.7%)
Intersegment sales elimination	—	(0.3)	(0.4)	(100.0%)	(25.0%)
Consolidated net sales	$2,949.8	$2,886.9	$2,831.6	2.2%	2.0%

Consolidated net sales increased by $62.9 million, or 2.2%, in 2023, including a favorable foreign currency translation impact of $27.9 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $11.5 million, consolidated net sales increased by $46.5 million, or 1.6%.

Proprietary Products – Proprietary Products net sales decreased by $9.5 million, or 0.4%, in 2023, including a favorable foreign currency translation impact of $22.1 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $11.5 million, net sales decreased by $20.1 million, or 0.8%, primarily due to a decline in COVID-related sales of approximately $320 million, offset by growth in our high-value components, primarily Westar®, Daikyo® and Envision®, as well as growth in high-value devices, such as self-injection systems and administration systems, and sales price increases.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $72.1 million, or 15.0%, in 2023, including a favorable foreign currency translation impact of $5.8 million. Excluding foreign currency translation effects, net sales increased by $66.3 million, or 13.8%, primarily due to an increase in the volume of sales of components associated with injection-related devices and healthcare diagnostic devices, as well as sales price increases.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment and by unallocated:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Proprietary Products:
Gross profit	$1,034.0	$1,053.3	$1,093.9	(1.8%)	(3.7%)
Gross profit margin	43.1%	43.8%	47.2%
Contract-Manufactured Products:
Gross profit	$96.0	$82.9	$83.8	15.8%	(1.1%)
Gross profit margin	17.4%	17.3%	16.3%
Unallocated items	$(0.8)	$—	$(1.9)
Consolidated gross profit	$1,129.2	$1,136.2	$1,175.8	(0.6%)	(3.4%)
Consolidated gross profit margin	38.3%	39.4%	41.5%

Consolidated gross profit decreased by $7.0 million, or 0.6%, in 2023, including a favorable foreign currency translation impact of $13.3 million. Consolidated gross profit margin decreased by 1.1 margin points in 2023.

Proprietary Products – Proprietary Products gross profit decreased by $19.3 million, or 1.8%, in 2023, including a favorable foreign currency translation impact of $12.3 million. Proprietary Products gross profit margin decreased by 0.7 margin points in 2023. The decrease is driven by a decline in higher margin COVID-related sales, a decrease of approximately $21 million, net, in fees received from COVID-19 supply agreements, and inflationary pressures, primarily within compensation costs. These items were offset by increased sales prices.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $13.1 million, or 15.8%, in 2023, including a favorable foreign currency translation impact of $1.0 million. Contract-Manufactured Products gross profit margin increased by 0.1 margin points in 2023, due to sales price increases and a favorable mix of products sold, offset by inflationary pressures, primarily within compensation costs.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Consolidated R&D costs	$68.4	$58.5	$52.8	16.9%	10.8%

Consolidated R&D costs increased by $9.9 million, or 16.9%, in 2023, as compared to 2022, due to higher annual incentive compensation and additional research performed to identify new product opportunities. The increase in cost includes $3.5 million of incremental spend on research performed on glass systems. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred during 2023, 2022 and 2021 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Proprietary Products	$240.6	$212.6	$244.8	13.2%	(13.2%)
Contract-Manufactured Products	24.4	20.9	15.9	16.7%	31.4%
Corporate and unallocated items	88.4	83.4	102.1	6.0%	(18.3%)
Consolidated SG&A costs	$353.4	$316.9	$362.8	11.5%	(12.7%)
SG&A as a % of net sales	12.0%	11.0%	12.8%

Consolidated SG&A costs increased by $36.5 million, or 11.5%, in 2023, primarily due to higher annual incentive compensation, increased compensation costs, an increase in fees related to professional services and an unfavorable foreign currency translation impact of $1.6 million.

Proprietary Products – Proprietary Products SG&A costs increased by $28.0 million, or 13.2%, in 2023, primarily due to higher annual incentive compensation, an increase in compensation costs and an unfavorable foreign currency translation impact of $1.3 million.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $3.5 million, or 16.7%, in 2023, primarily due to a higher allocation of corporate function spend and higher annual incentive compensation.

Corporate and unallocated items – Corporate SG&A costs increased by $5.0 million, or 6.0%, in 2023, primarily due to an increase in fees related to professional services and higher annual incentive compensation.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Proprietary Products	$14.9	$(2.2)	$0.2
Contract-Manufactured Products	(0.5)	1.6	0.7
Corporate and unallocated items	17.0	27.4	7.0
Consolidated other expense (income)	$31.4	$26.8	$7.9

Other expense and income items consist of a loss on disposal of plant, asset impairments, foreign exchange transaction gains and losses, contingent consideration and miscellaneous income and charges.

Consolidated other expense (income) changed by $4.6 million in 2023 as compared to 2022, due to the factors described below.

Proprietary Products – Proprietary Products other expense (income) changed by $17.1 million in 2023 as compared to 2022, primarily due to a loss on foreign exchange transactions being recorded in 2023, while a gain on foreign exchange transactions was recorded during the same period in 2022. The losses on foreign exchange transactions in 2023 were primarily driven by a highly inflationary environment in Argentina. Additionally, the Company recorded a loss of $1.3 million related to oil hedges during 2023, while a gain of $1.5 million was recorded in the same period in 2022. This was offset by $2.3 million of expense related to contingent consideration being recorded during 2023, while expense of $3.0 million was recorded in the same period in 2022.

Contract-Manufactured Products – Contract-Manufactured Products other expense (income) changed by $2.1 million in 2023 as compared to 2022, primarily due to increased losses on foreign exchange transactions recorded in 2022, as compared to 2023.

Corporate and unallocated items – Corporate and unallocated items changed by $10.4 million in 2023 as compared to 2022. During 2022, we recorded $23.8 million in restructuring and other charges, while during 2023 we recorded a benefit to restructuring and other charges of $2.8 million. This was offset by the Company recording expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment in 2023 and additional cost investment impairments being recorded within Corporate in 2023, as compared to 2022.

Operating Profit

The following table presents operating profit and adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Proprietary Products	$710.1	$784.4	$796.1	(9.5%)	(1.5%)
Contract-Manufactured Products	72.1	60.4	67.2	19.4%	(10.1%)
Corporate and unallocated	(106.2)	(110.8)	(111.0)	(4.2%)	(0.2%)
Consolidated operating profit	$676.0	$734.0	$752.3	(7.9%)	(2.4%)
Consolidated operating profit margin	22.9%	25.4%	26.6%
Unallocated items	14.6	28.0	10.1
Adjusted consolidated operating profit	$690.6	$762.0	$762.4	(9.4%)	(0.1%)
Adjusted consolidated operating profit margin	23.4%	26.4%	26.9%

Consolidated operating profit decreased by $58.0 million, or 7.9%, in 2023, including a favorable foreign currency translation impact of $10.9 million, due to the factors described above.

Proprietary Products – Proprietary Products operating profit decreased by $74.3 million, or 9.5%, in 2023, including a favorable foreign currency translation impact of $10.1 million, due to the factors described above, most notably the decline in COVID-related sales.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $11.7 million, or 19.4%, in 2023, including a favorable foreign currency translation impact of $0.8 million, due to the factors described above, most notably an increase in sales of components associated with medical devices and diagnostic products.

Corporate and unallocated – Excluding the unallocated items, Corporate costs increased by $8.8 million, or 10.6%, in 2023, due to the factors described above.

For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2023	2022	2021	2023/2022	2022/2021
Interest expense	$14.8	$11.6	$10.2	27.6%	13.7%
Capitalized interest	(5.8)	(3.7)	(2.0)	56.8%	85.0%
Interest expense, net	$9.0	$7.9	$8.2	13.9%	(3.7)%

Interest income	$(28.0)	$(5.1)	$(1.0)	449.0%	410.0%

Interest expense, net, increased by $1.1 million, or 13.9%, in 2023, primarily due to higher interest rates in 2023, as compared to 2022.

Interest income increased by $22.9 million in 2023, due primarily from 2023 investments in highly liquid low-risk money market funds in the U.S., Europe, and South America yielding higher interest rates compared to 2022.

Other Nonoperating (Income) Expense

Other nonoperating (income) expense was $(3.0) million, $51.3 million and $(3.8) million for the years 2023, 2022, and 2021, respectively. Other nonoperating (income) expense changed by $54.3 million in 2023, primarily due to the recording of a $52.2 million pension settlement charge in 2022, which relieved the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan. This charge was not repeated in 2023.

Income Taxes

The provision for income taxes was $122.3 million, $114.7 million, and $107.2 million for the years 2023, 2022, and 2021, respectively, and the effective tax rate was 17.5%, 16.9%, and 14.3%, respectively.

The increase in the effective tax rate in 2023 of 0.6%, or $7.6 million greater tax expense, is primarily due to a tax benefit of $20.3 million related to the termination of the U.S. pension plan recorded in 2022 and a $5.9 million tax benefit recorded as the result of a state tax valuation allowance reversal in 2022 that were not repeated in the same period in 2023. This was offset by an increase in the tax benefit related to stock-based compensation in 2023 of $32.0 million, as compared to the same period in 2022, which had a tax benefit related to stock-based compensation of $16.5 million.

Please refer to Note 17, Income Taxes, for further discussion of our income taxes.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies was $17.7 million, $20.7 million, and $20.1 million for the years 2023, 2022, and 2021, respectively. Equity in net income of affiliated companies decreased by $3.0 million, or 14.5%, in 2023, primarily due to less favorable operating results at the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2023	2022	2021
Net cash provided by operating activities	$776.5	$724.0	$584.0
Net cash used in investing activities	$(368.7)	$(288.2)	$(253.1)
Net cash used in financing activities	$(459.6)	$(293.6)	$(168.1)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $52.5 million in 2023, primarily due to favorable working capital management in 2023, as compared to 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $80.5 million in 2023, due to an increase in capital expenditures for additional manufacturing capacity in 2023 to meet customer demand and improve manufacturing lead times.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $166.0 million in 2023, primarily due to increases in purchases under our share repurchase program in 2023, as compared to 2022. This was partially offset by reduced debt repayments and increased proceeds from stock-based compensation awards in 2023, as compared to 2022.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$853.9	$894.3
Accounts receivable, net	$512.0	$507.4
Inventories	$434.7	$414.8
Accounts payable	$242.4	$215.4
Debt	$206.8	$208.9
Equity	$2,881.0	$2,684.9
Working capital	$1,264.6	$1,400.5

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2023 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2023 included $368.8 million of cash held by subsidiaries within the U.S. and $485.1 million of cash held by subsidiaries outside of the U.S. For further information on our position regarding permanent reinvestment of foreign subsidiary earnings and profits refer to Note 17, Income Taxes.

Working capital - Working capital at December 31, 2023 decreased by $135.9 million, or 9.7%, as compared to December 31, 2022, which includes a favorable foreign currency translation impact of $25.4 million. Excluding the impact of currency exchange rates, inventories, other current assets and total current liabilities increased by $13.5 million, $30.4 million and $145.1 million, respectively, while cash and cash equivalents and accounts receivable decreased by $56.1 million and $4.0 million, respectively. The increase in other current assets was driven by net investment hedge assets, which moved from long-term to short-term during the period, and an increase in short-term income tax receivables. The increase in total current liabilities was driven primarily by a portion of long-term debt moving to short-term based on the stated maturity during the period, increases in accounts payable and a higher annual incentive compensation accrual. These increases were offset by a decrease in other current liabilities due to declines in deferred income and accrued commissions, rebates and royalties. The decrease in cash and cash equivalents was due to capital expenditures and share repurchases in 2023, offset by cash collections driven by positive operating results during the period.

Debt and credit facilities - The $2.1 million decrease in total debt at December 31, 2023, as compared to December 31, 2022, resulted primarily from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At December 31, 2023, we had no outstanding borrowings under the Credit Facility. At December 31, 2023, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds. Please refer to Note 10, Debt, for further discussion of our Credit Facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2023, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2024.

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

Commitments and Contractual Obligations

Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods, and include the following material items:

•Our business creates a need to enter into various commitments with suppliers, including for the purchase of raw materials and finished goods. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. At December 31, 2023, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $298.3 million, of which $76.8 million is due to be paid in 2024. These purchase commitments are in the normal course of business. The Company previously entered into a material supply agreement for butyl polymers used as a principal raw material in a broad range of the Company’s polymer-based pharmaceutical packaging products.

•Our long-term debt obligations, net of unamortized debt issuance costs including fixed and variable-rate debt, is further discussed in Note 10, Debt.

•Our operating lease obligations primarily related to land, buildings, and machinery and equipment, with lease terms through 2047 further discussed in Note 6, Leases.

•Our various tax-qualified and non-qualified defined benefit pension plan obligations in the U.S. and other countries that cover employees and former employees who meet eligibility requirements is further discussed in Note 15, Benefit Plans.

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

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and finance lease right-of-use assets, are tested for impairment whenever circumstances, such as a deterioration in general macroeconomic conditions or a change in company strategy, increased competition, declining product demand, plans to dispose of an asset or asset group, or recent financial or legal factors that could impact the expected cash flows, indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. The Company uses estimates that are consistent with its business plans and a market participant view of the assets being evaluated. Once an asset is considered impaired, an impairment loss is recorded within other expense (income) for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

Impairment of Goodwill and Other Intangible Assets: Goodwill is tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. A goodwill impairment charge represents the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. Accounting guidance also allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the quantitative goodwill impairment test. If, based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount, then it would not be necessary to perform the quantitative goodwill impairment test. We elected to follow this guidance for our annual impairment test in the prior year, however in the current year, 2023, we performed a quantitative analysis to support our historical qualitative assessments. No impairment in the carrying value of our reporting units was evident as a result of the quantitative assessment performed.

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
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. Factors that could trigger an impairment review include the following: 1) significant under-performance relative to historical or projected future operating results; 2) significant changes in the manner or use of the acquired assets or the strategy of the overall business; 3) significant negative industry or economic trends; and 4) recognition of goodwill impairment charges. If we determine that the carrying value of identifiable intangibles may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount in which the net carrying amount of the assets exceeds the fair values of the assets.

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

Foreign Currency Exchange Risk

Sales outside of the U.S. accounted for 58.0% of our consolidated net sales in 2023. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward exchange contracts to hedge certain transactions or to manage month-end balance sheet exposures on cross-currency intercompany balances.

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both December 31, 2023 and December 31, 2022, the total amount of these forward exchange contracts was Singapore Dollar ("SGD") 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed in June 2023. As of December 31, 2023, the total amount of these forward exchange contracts was Euro ("EUR") 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of December 31, 2023, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	19.8	21.6	—
Yen	6,065.2	30.7	13.2
SGD	41.6	13.9	15.8

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

In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap (the “cross-currency swap”) for $90 million, which we designated as a hedge of our net investment in Daikyo. The notional amount of the cross-currency swap is ¥8.9 billion ($81.0 million) as of December 31, 2023. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate

("TONAR") plus a margin. In addition, we receive periodic fixed principal payments of USD in return for paying fixed principal payments of Yen.

A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2023, while not predictive in nature, indicated that a 10% decrease or increase in the foreign currency exchange rates from their level would increase or decrease the fair value of these contracts by $7.0 million or $6.9 million, respectively, the majority of which relates to our hedges of the movement between the Euro and United States Dollar contracts.

Interest Rate Risk

As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of our Term Loan and Series B and C notes.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2024	2025	2026	2027	2028	Thereafter	Carrying Value	Fair Value
Current Debt:
U.S. dollar denominated	$81.0						$81.0	$81.0
Average interest rate - variable	6.32%
U.S. dollar denominated	$53.0						$53.0	$52.6
Average interest rate - variable	3.82%
Long-Term Debt:
U.S. dollar denominated				$73.0			$73.0	$71.0
Average interest rate - fixed				4.02%

A change of 1.0% in variable interest rates would decrease or increase annual interest expense by $0.9 million based on our outstanding debt as of December 31, 2023.

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

From November 2017 through December 2023, we purchased several series of call options for a total of 995,426 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

During 2023, the loss recorded in other expense (income) related to these options was $1.3 million. During 2022, the gain recorded in other expense (income) related to these options was $1.5 million.

As of December 31, 2023, we had outstanding contracts to purchase 206,316 barrels of crude oil from December 2023 to June 2025, at a weighted-average strike price of $88.78 per barrel.

A sensitivity analysis of changes in brent crude oil prices indicated that a 10% decrease or increase in pricing would decrease or increase the fair value of our commodity call options by $0.3 million or $0.6 million, respectively, as of December 31, 2023.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2023, 2022 and 2021
(in millions, except per share data)

	2023	2022	2021
Net sales	$2,949.8	$2,886.9	$2,831.6
Cost of goods and services sold	1,820.6	1,750.7	1,655.8
Gross profit	1,129.2	1,136.2	1,175.8
Research and development	68.4	58.5	52.8
Selling, general and administrative expenses	353.4	316.9	362.8
Other expense (income) (Note 16)	31.4	26.8	7.9
Operating profit	676.0	734.0	752.3
Interest expense	9.0	7.9	8.2
Interest income	(28.0)	(5.1)	(1.0)
Other nonoperating (income) expense	(3.0)	51.3	(3.8)
Income before income taxes and equity in net income of affiliated companies	698.0	679.9	748.9
Income tax expense	122.3	114.7	107.2
Equity in net income of affiliated companies	(17.7)	(20.7)	(20.1)
Net income	$593.4	$585.9	$661.8

Net income per share:
Basic	$7.98	$7.87	$8.89
Diluted	$7.88	$7.73	$8.67

Weighted average shares outstanding:
Basic	74.3	74.4	74.4
Diluted	75.3	75.8	76.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
Net income	$593.4	$585.9	$661.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $1.0, $2.2, and $2.4	39.4	(47.3)	(59.3)
Defined benefit pension and other postretirement plans:
Prior service cost arising during period, net of tax of $0.0, $0.0, and $0.5	—	—	1.5
Net actuarial gain (loss) arising during period, net of tax of $0.4, $(2.4), and $2.1	0.8	(9.3)	5.9
Settlement effects arising during period, net of tax of $0.0, $20.3, and $0.4	0.1	31.9	1.4
Less: amortization of actuarial (gain) loss, net of tax of $(0.4), $(0.1), and $0.1	(1.3)	(0.5)	0.1
Less: amortization of prior service credit, net of tax of $0.0, $0.0, and $(0.1)	—	—	(0.2)
Less: amortization of other, net of tax of $(0.1), $0.1, and $0.0	(0.3)	0.3	—
Net gain (loss) on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, and $0.0	0.7	0.1	0.9
Net (loss) gain on derivatives, net of tax of $0.0, $0.2, and $0.5	(0.2)	1.4	0.7
Other comprehensive income (loss), net of tax	39.2	(23.4)	(49.0)
Comprehensive income	$632.6	$562.5	$612.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2023 and 2022

(in millions, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$853.9	$894.3
Accounts receivable, net	512.0	507.4
Inventories	434.7	414.8
Other current assets	135.8	103.0
Total current assets	1,936.4	1,919.5
Property, plant and equipment	2,738.0	2,386.6
Less: accumulated depreciation and amortization	1,324.7	1,228.3
Property, plant and equipment, net	1,413.3	1,158.3
Operating lease right-of-use assets	99.2	104.4
Investments in affiliated companies	210.0	204.9
Goodwill	108.5	107.3
Intangible assets, net	15.1	18.4
Deferred income taxes	25.7	65.6
Other noncurrent assets	21.3	38.4
Total Assets	$3,829.5	$3,616.8

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$134.0	$2.2
Accounts payable	242.4	215.4
Accrued salaries, wages and benefits	105.9	76.8
Income taxes payable	16.6	24.8
Operating lease liabilities	17.7	16.0
Other current liabilities	155.2	183.8
Total current liabilities	671.8	519.0
Long-term debt	72.8	206.7
Deferred income taxes	12.7	14.3
Pension and other postretirement benefits	29.6	28.2
Operating lease liabilities	84.5	93.0
Deferred compensation benefits	18.6	19.1
Other long-term liabilities	58.5	51.6
Total Liabilities	948.5	931.9

Commitments and contingencies (Note 18)

Equity:
Preferred stock, 3.0 million shares authorized; 0.0 shares issued and outstanding in 2023 and 2022	—	—
Common stock, par value $0.25 per share; 200 million shares authorized; shares issued: 75.3 million in 2023 and 2022; shares outstanding: 73.5 million and 74.1 million in 2023 and 2022	18.8	18.8
Capital in excess of par value	120.2	232.2
Retained earnings	3,523.4	2,987.8
Accumulated other comprehensive loss	(143.8)	(183.0)
Treasury stock, at cost (1.8 million and 1.2 million shares in 2023 and 2022)	(637.6)	(370.9)
Total Equity	2,881.0	2,684.9
Total Liabilities and Equity	$3,829.5	$3,616.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2023, 2022 and 2021
(in millions)

	Common shares issued	Common stock	Capital in excess of par value	Number of treasury shares	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2020	75.3	$18.8	$267.3	1.3	$(167.7)	$1,846.7	$(110.6)	$1,854.5
Net Income	—	—	—	—	—	661.8	—	661.8
Activity related to stock-based compensation	—	—	(18.3)	(0.7)	75.3	—	—	57.0
Shares purchased under share repurchase program	—	—	—	0.5	(137.1)	—	—	(137.1)
Dividends declared ($0.70 per share)	—	—	—	—	—	(51.8)	—	(51.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49.0)	(49.0)
Balance, December 31, 2021	75.3	18.8	249.0	1.1	(229.5)	2,456.7	(159.6)	2,335.4
Net income	—	—	—	—	—	585.9	—	585.9
Activity related to stock-based compensation	—	—	(16.8)	(0.5)	61.4	—	—	44.6
Shares purchased under share repurchase program	—	—	—	0.6	(202.8)	—	—	(202.8)
Dividends declared ($0.74 per share)	—	—	—	—	—	(54.8)	—	(54.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23.4)	(23.4)
Balance, December 31, 2022	75.3	18.8	232.2	1.2	(370.9)	2,987.8	(183.0)	2,684.9
Net income	—	—	—	—	—	593.4	—	593.4
Activity related to stock-based compensation	—	—	(112.0)	(0.7)	171.6	—	—	59.6
Shares purchased under share repurchase program	—	—	—	1.3	(438.3)	—	—	(438.3)
Dividends declared ($0.78 per share)	—	—	—	—	—	(57.8)	—	(57.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	39.2	39.2
Balance, December 31, 2023	75.3	$18.8	$120.2	1.8	$(637.6)	$3,523.4	$(143.8)	$2,881.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
Cash flows from operating activities:
Net income	$593.4	$585.9	$661.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133.7	116.9	116.9
Amortization	3.6	3.7	5.4
Stock-based compensation	23.3	23.7	37.5
Non-cash restructuring charges	—	15.3	—
Pension settlement charge	0.1	52.2	1.8
Loss on disposal of plant	11.6	—	—
Asset impairments	9.6	6.2	5.6
Deferred income taxes	37.5	(30.8)	(42.9)
Pension and other retirement plans, net	(2.6)	(14.0)	14.8
Equity in undistributed earnings of affiliates, net of dividends	(14.3)	(18.1)	(17.4)
Other, net	1.0	(2.0)	(1.4)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4.0	(35.6)	(123.5)
Increase in inventories	(13.5)	(49.8)	(86.5)
(Increase) decrease in other current assets	(21.3)	18.5	(7.3)
Increase (decrease) in accounts payable	4.4	(2.8)	16.8
Changes in other assets and liabilities	6.0	54.7	2.4
Net cash provided by operating activities	776.5	724.0	584.0
Cash flows from investing activities:
Capital expenditures	(362.0)	(284.6)	(253.4)
Acquisition of business	—	—	(2.2)
Other, net	(6.7)	(3.6)	2.5
Net cash used in investing activities	(368.7)	(288.2)	(253.1)
Cash flows from financing activities:
Debt issuance cost	—	(1.2)	—
Repayments of long-term debt	(2.3)	(44.3)	(2.2)
Dividend payments	(57.0)	(54.1)	(51.1)
Proceeds from stock-based compensation awards	43.9	20.9	29.4
Employee stock purchase plan contributions	7.1	7.3	7.7
Shares purchased under share repurchase programs	(438.3)	(202.8)	(137.1)
Shares repurchased for employee tax withholdings	(12.9)	(19.4)	(14.8)
Other, net	(0.1)	—	—
Net cash used in financing activities	(459.6)	(293.6)	(168.1)
Effect of exchange rates on cash	11.4	(10.5)	(15.7)
Net (decrease) increase in cash and cash equivalents	(40.4)	131.7	147.1
Cash, including cash equivalents at beginning of period	894.3	762.6	615.5
Cash, including cash equivalents at end of period	$853.9	$894.3	$762.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6.0	$6.6	$8.0
Income taxes paid, net	$90.8	$109.7	$171.8
Accrued capital expenditures	$53.3	$33.2	$41.1
Dividends declared, not paid	$14.8	$14.1	$13.4

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

Accounts Receivable: Our accounts receivable balance was net of an allowance for credit losses of $0.8 million and $0.2 million at December 31, 2023 and 2022, respectively. Under the current expected credit loss model, we utilize a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions.

Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company provides for cost adjustments for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The following is a summary of inventories at December 31:

($ in millions)	2023	2022
Raw materials	$172.3	$170.7
Work in process	87.3	79.0
Finished goods	175.1	165.1
	$434.7	$414.8

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

Leases: Operating lease right-of-use assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Operating lease right-of-use assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. We had no material finance leases as of December 31, 2023. We had no finance leases as of December 31, 2022. Please refer to Note 6, Leases, for additional information.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and finance lease right-of-use assets, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within other expense (income) for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

Impairment of Goodwill and Other Intangible Assets: Goodwill is tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. A goodwill impairment charge represents the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Accounting guidance also allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the quantitative goodwill impairment test. If, based upon our assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount, then it would not be necessary to perform the quantitative goodwill impairment test. We elected to follow this guidance for our annual impairment test in the prior year, however in the current year, 2023, we performed a quantitative analysis to support our historical qualitative assessments. No impairment in the carrying value of our reporting units was evident as a result of the quantitative assessment performed.

Valuing identifiable intangible assets requires judgment. For example, for recent identifiable customer relationship intangible asset acquisitions, we applied an excess earnings model, which is a form of the income approach. This approach includes projecting revenues and expenses attributable to the existing customers over the remaining economic life of the customer relationships and then subtracting the required return on net tangible assets and any intangible assets used in the business to estimate any residual excess earnings attributable to the customer relationships. The after-tax excess earnings are then discounted to present value using the respective discount rates. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 3 to 25 years, and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. Factors that could trigger an impairment review include the following: 1) significant under-performance relative to historical or projected future operating results; 2) significant changes in the manner or use of the acquired assets or the strategy of the overall business; 3) significant negative industry or economic trends; and 4) recognition of goodwill impairment charges. If we determine that the carrying value of identifiable intangibles assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount in which the net carrying amount of the assets exceeds the fair values of the assets.

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

Financial Instruments: All derivatives are recognized as either assets or liabilities in the balance sheet and recorded at their fair value. For a derivative designated as a hedge of the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (“OCI”), net of tax, and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the derivative’s gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in OCI, net of tax, as part of the cumulative translation adjustment. The ineffective portion of any derivative used in a hedging transaction is recognized immediately into earnings. Derivative financial instruments that are not designated as hedges are also recorded at fair value, with the change in fair value recognized immediately into earnings. We do not purchase or hold any derivative financial instrument for investment or trading purposes.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to enhance transparency around entities' use of supplier finance programs. The amendment requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022. We adopted this guidance as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on our financial statements, as supplier finance programs are not material to the Company as of December 31, 2023.

Standards Issued Not Yet Adopted

In November 2023, the FASB issued guidance that seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of this guidance on our financial statements and disclosures. The Company does not expect such adoption to cause a material impact to the consolidated financial statements.

In December 2023, the FASB issued guidance that seeks to enhance income tax disclosures to provide information to better assess how an entity's operations and related tax risks affect its tax rate and prospects for future cash flows. Within the income tax rate reconciliation, the amendment requires disclosure of additional categories and greater detail about individual reconciling items over a specified threshold. It also requires information pertaining to taxes paid to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions over a specified threshold. This guidance is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our financial statements and disclosures, but we expect adoption will cause a significant impact to our Income Taxes footnote disclosure.

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

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of December 31, 2023, there was $2.2 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $1.3 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

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

The following table presents the approximate percentage of our net sales by market group:

	2023	2022	2021
Biologics	37%	41%	41%
Generics	20%	18%	17%
Pharma	24%	24%	24%
Contract-Manufactured Products	19%	17%	18%
	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	2023	2022	2021
High-Value Product Components	50%	55%	54%
High-Value Product Delivery Devices	10%	5%	5%
Standard Packaging	21%	23%	23%
Contract-Manufactured Products	19%	17%	18%
	100%	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023, certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	2023	2022	2021
Americas	45%	48%	45%
Europe, Middle East, Africa	46%	43%	45%
Asia Pacific	9%	9%	10%
	100%	100%	100%

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

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2022	$16.3
Contract assets, December 31, 2023	21.5
Change in contract assets - increase (decrease)	$5.2

Deferred income, December 31, 2022	$(68.2)
Deferred income, December 31, 2023	(53.9)
Change in deferred income - decrease (increase)	$14.3

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. The decrease in deferred income during 2023 was primarily due to the recognition of current year revenue of $47.2 million and the recognition of $37.4 million of revenue that was included in deferred income at the beginning of the year, partially offset by additional cash payments of $72.6 million received in advance of satisfying future performance obligations.

Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

(in millions)	2023	2022	2021
Net income	$593.4	$585.9	$661.8
Weighted average common shares outstanding	74.3	74.4	74.4
Dilutive effect of equity awards, based on the treasury stock method	1.0	1.4	1.9
Weighted average shares assuming dilution	75.3	75.8	76.3

During 2023, 2022 and 2021, there were 0.2 million, 0.2 million, and 0.0 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended December 31, 2023, we purchased 512,262 shares of our common stock under the program at a cost of $177.0 million, or an average price of $345.56 per share. During the year ended December 31, 2023, we purchased 1,265,661 shares of our common stock under the program at a cost of $438.3 million, or an average price of $346.34 per share.

In December 2021, our Board of Directors approved a share repurchase program for calendar-year 2022 authorizing the repurchase of up to 650,000 shares of our common stock from time to time on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. This share repurchase program was completed by December 31, 2022. There were no shares purchased during the three months ended December 31, 2022 under the calendar-year 2022 program. During the year ended December 31, 2022, we purchased 563,334 shares of our common stock under the calendar-year 2022 program at a cost of $202.8 million, or an average price of $360.03 per share.

Note 5: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2023	2022
Land		$33.7	$29.0
Buildings and improvements	15-35	771.5	663.6
Machinery and equipment	5-12	1,136.5	1,039.7
Molds and dies	4-7	164.5	154.5
Computer hardware and software	3-10	216.6	193.9
Construction in progress		415.2	305.9
		$2,738.0	$2,386.6

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $133.7 million, $116.9 million and $116.9 million, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2023, 2022 and 2021 was $5.8 million, $3.7 million and $2.0 million, respectively.

Note 6: Leases

As of December 31, 2023, we had operating leases primarily related to land, buildings, and machinery and equipment, with lease terms through 2047. Certain of our operating leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one year or more. At this time, the Company is not able to assert whether any of these options will be exercised. We had no material finance leases as of December 31, 2023. We had no finance leases as of December 31, 2022.

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

The components of lease expense were as follows:

($ in millions)	2023	2022	2021
Operating lease cost	$20.3	$15.5	$12.7
Short-term lease cost	6.1	1.3	1.3
Variable lease cost	5.5	6.8	4.8
Total lease cost	$31.9	$23.6	$18.8

Supplemental information related to leases was as follows:

($ in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.1	$13.3	$12.1

Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7	$47.6	$13.3

As of December 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 9.8 years and 9.3 years and the weighted average discount rate was 3.55% and 3.25%, respectively.

Maturities of lease liabilities as of December 31, 2023 were as follows:

($ in millions)	Operating
Year	Leases
2024	$20.9
2025	18.7
2026	15.7
2027	11.2
2028	9.5
Thereafter	42.1
118.1
Less: imputed lease interest	(15.9)
Total lease liabilities	$102.2

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

Note 7: Affiliated Companies

At December 31, 2023, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo	Japan	49%

Unremitted income of affiliated companies included in consolidated retained earnings amounted to $148.0 million, $133.6 million and $115.6 million at December 31, 2023, 2022 and 2021, respectively. Dividends received from affiliated companies were $3.4 million in 2023, $2.6 million in 2022 and $2.7 million in 2021.

Our equity in net unrealized gains of Daikyo’s investment securities and derivative instruments, as well as pension adjustments, included in accumulated other comprehensive loss was $2.2 million, $1.6 million and $1.5 million at December 31, 2023, 2022 and 2021, respectively.

Our purchases from, and royalty payments made to, affiliates totaled $142.5 million, $167.6 million and $155.0 million, respectively, in 2023, 2022 and 2021, of which $25.9 million and $31.2 million was due and payable as of December 31, 2023 and 2022, respectively. The majority of these transactions related to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products. Sales to affiliates were $11.2 million, $14.2 million and $12.0 million, respectively, in 2023, 2022 and 2021, of which $1.6 million and $2.2 million was receivable as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $203.2 million and $197.0 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $6.8 million and $7.9 million, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Proprietary Products	Contract-Manufactured Products	Total
Balance, December 31, 2021	$80.1	$29.8	$109.9
Foreign currency translation	(2.2)	(0.4)	(2.6)
Balance, December 31, 2022	77.9	29.4	107.3
Foreign currency translation	1.0	0.2	1.2
Balance, December 31, 2023	$78.9	$29.6	$108.5

As of December 31, 2023, we had $0.1 million of accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2023			2022
($ in millions)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents and licensing	$24.8	$(21.8)	$3.0	$24.5	$(20.6)	$3.9
Technology	3.3	(2.5)	0.8	3.3	(2.2)	1.1
Trademarks	1.2	(1.2)	—	1.9	(1.8)	0.1
Customer relationships	39.5	(29.0)	10.5	39.6	(27.2)	12.4
Customer contracts	8.0	(7.2)	0.8	10.9	(10.0)	0.9
	$76.8	$(61.7)	$15.1	$80.2	$(61.8)	$18.4

The cost basis of intangible assets includes a foreign currency translation loss of $0.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.6 million, $3.7 million and $5.4 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2024 - $3.9 million, 2025 - $3.1 million, 2026 - $2.7 million, 2027 - $2.5 million and 2028 - $2.0 million.

Note 9: Other Current Liabilities

Other current liabilities as of December 31 included the following:

($ in millions)	2023	2022
Deferred income	$41.7	$57.3
Dividends payable	14.8	14.1
Accrued commissions, rebates and royalties	22.4	32.1
Accrued retirement plans (excluding pension)	10.9	10.6
Accrued taxes other than income	9.2	13.7
Accrued professional services	5.1	5.4
Accrued interest	2.6	2.5
Restructuring and severance related charges	3.8	11.3
Short term derivative instruments	2.1	1.3
International value added tax payable	5.2	4.7
Other	37.4	30.8
Total other current liabilities	$155.2	$183.8

Note 10:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities, at December 31.

($ in millions)	2023	2022
Term Loan, due December 31, 2024 (6.32%)	$81.0	$83.2
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	207.0	209.2
Less: unamortized debt issuance costs for Term Loan and Series notes	0.2	0.3
Total debt	206.8	208.9
Less: current portion of long-term debt	134.0	2.2
Long-term debt, net	$72.8	$206.7

Credit Facility

In March 2022, we amended and extended the existing credit facility (entered into in March 2019), which was scheduled to expire in March 2024, from $300.0 million to a $500.0 million senior unsecured revolving credit facility by entering into a Second Amendment and Joinder and Assumption Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires March 2027, contains a senior unsecured, multi-currency revolving credit facility of $500.0 million, with sublimits of up to $50.0 million for swing line loans for Domestic Borrowers in U.S. dollars and a $40.0 million swing line loan for West Pharmaceuticals Services Holding GmbH and up to $50.0 million for the issuance of standby letters of credit. The credit facility may be increased from time-to-time by the greater of (a) $929.0 million or (b) EBITDA for the preceding twelve month period in the aggregate through an increase in the revolving credit facility, subject to the satisfaction of certain conditions. Borrowings under the credit facility bear interest, at the Company’s option, at either: (a) the Term Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus an applicable margin; or (b) a base rate defined as the highest of: (i) the Bank of America “prime rate”; (ii) the Federal Funds effective rate plus 0.50%; and (iii) Term SOFR plus 1.00%. The applicable margin is based on the ratio of the Company’s Net Consolidated Debt to its modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for Term SOFR loans. The Amended Credit Agreement contains financial covenants providing that the Company shall not permit the ratio of the Company’s Net Consolidated Debt to its Modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Amended Credit Agreement, upon the occurrence of a Qualified Acquisition for each of the four fiscal quarters of the Company immediately following such Qualified Acquisition, the ratio set forth above shall be increased to 4.0 to 1. The Amended Credit Agreement also contains customary limitations on liens securing indebtedness of the Company and its subsidiaries, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. As of December 31, 2023 and 2022, total unamortized debt issuance costs of $1.0 million and $1.3 million, respectively, were recorded in other current assets and other noncurrent assets and are being amortized as additional interest expense over the term of the Credit Facility.

At December 31, 2023, we had no outstanding borrowings under the Credit Facility. At December 31, 2023, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

In December 2019, we entered into a First Amendment and Incremental Facility Amendment (the “First Amendment”) to the Credit Agreement. Pursuant to the First Amendment and the Credit Agreement, we established the Term Loan in the amount of $90.0 million, which is due on December 31, 2024. Borrowings under the Term Loan bear interest at the three-month Term SOFR plus 87.5 basis points. As of December 31, 2023 and 2022, there were unamortized debt issuance costs remaining of $0.1 million and $0.1 million, respectively, which are being amortized as additional interest expense over the term of the Term Loan.

At December 31, 2023, we had $81.0 million in borrowings under the Term Loan, of which $81.0 million was classified as current. Please refer to Note 11, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Private Placement

In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The weighted average of the coupon interest rates on the Notes outstanding as of December 31, 2023 is 3.94%. As of December 31, 2023 and 2022, there were unamortized debt issuance costs remaining of $0.1 million and $0.2 million, respectively, which are being amortized as additional interest expense over the term of the Notes.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2023, we were in compliance with all of our debt covenants.

Interest costs incurred during 2023, 2022 and 2021 were $14.8 million, $11.6 million and $10.2 million, respectively. The aggregate annual maturities of long-term debt, excluding unamortized debt issuance costs, are as follows: $134.0 million in 2024, 2025 - $0.0 million, 2026 - $0.0 million, 2027 - $73.0 million, 2028 - $0.0 million, and thereafter - $0.0 million.

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

Foreign Currency Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both December 31, 2023 and December 31, 2022, the total amount of these forward exchange contracts was Singapore Dollar ("SGD") 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed in June 2023. As of December 31, 2023, the total amount of these forward exchange contracts was Euro ("EUR") 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of December 31, 2023, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	19.8	21.6	—
Yen	6,065.2	30.7	13.2
SGD	41.6	13.9	15.8

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

In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap (the “cross-currency swap”) for $90 million, which we designated as a hedge of our net investment in Daikyo. The notional amount of the cross-currency swap is ¥8.9 billion ($81.0 million) as of December 31, 2023. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen ("Yen") Tokyo Overnight Average Rate ("TONAR") plus a margin. In addition, we receive periodic fixed payments of USD in return for paying fixed principal payments of Yen.

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

From November 2017 through December 2023, we purchased several series of call options for a total of 995,426 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of December 31, 2023, we had outstanding contracts to purchase 206,316 barrels of crude oil from December 2023 to June 2025, at a weighted-average strike price of $88.78 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 12, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2023 and 2022.

The following table summarizes the effects of derivative instruments designated as fair value hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2023	2022	2021
Fair Value Hedges:
Hedged item (intercompany loan)	$(0.3)	$(28.3)	$(22.1)	Other expense (income)
Derivative designated as hedging instrument	0.3	28.3	22.1	Other expense (income)
Amount excluded from effectiveness testing	(1.4)	5.2	3.0	Other expense (income)
Total	$(1.4)	$5.2	$3.0

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The expense recognized in earnings, pre-tax, for forward point components for the year ended December 31, 2023 was $0.2 million. The income recognized in earnings, pre-tax, for forward point components for the years ended December 31, 2022 and 2021 was $4.0 million and $2.6 million, respectively. We expect to recognize a loss of $2.5 million in earnings, pre-tax, for forward point components in 2024.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on OCI and earnings, net of tax, for the years ended December 31:

	Amount of Gain (Loss) Recognized in OCI
($ in millions)	2023	2022	2021
Fair Value Hedges:
Foreign currency hedge contracts	$(2.0)	$1.3	$0.6
Total	$(2.0)	$1.3	$0.6
Cash Flow Hedges:
Foreign currency hedge contracts (hedges of net sales)	$(0.8)	$0.3	$(0.2)
Foreign currency hedge contracts (hedges of cost of goods and services sold)	(4.0)	(1.1)	(1.8)
Forward treasury locks	—	—	—
Total	$(4.8)	$(0.8)	$(2.0)
Net Investment Hedges:
Cross-currency swap	$8.6	$9.1	$7.7
Total	$8.6	$9.1	$7.7

	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income			Location of (Gain) Loss Reclassified from Accumulated OCI into Income
($ in millions)	2023	2022	2021
Fair Value Hedges:
Foreign currency hedge contracts	$2.9	$(1.6)	$(0.8)	Other expense (income)
Total	$2.9	$(1.6)	$(0.8)
Cash Flow Hedges:
Foreign currency hedge contracts	$1.3	$(1.2)	$0.9	Net sales
Foreign currency hedge contracts	2.2	3.5	1.7	Cost of goods and services sold
Forward treasury locks	0.2	0.2	0.3	Interest expense
Total	$3.7	$2.5	$2.9
Net Investment Hedges:
Cross-currency swap	—	—	—	Other expense (income)
Total	$—	$—	$—

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

($ in millions)	2023	2022	2021
Net sales	$1.3	$(1.2)	$0.9
Cost of goods and services sold	2.2	3.5	1.7
Interest expense	0.2	0.2	0.3

The following table summarizes the effects of derivative instruments not designated as hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2023	2022	2021
Commodity call options	$(1.3)	$1.5	$1.7	Other expense (income)
Currency forwards	0.1	0.0	0.0	Other expense (income)
Total	$(1.2)	$1.5	$1.7

During 2023, 2022 and 2021 there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.2	$10.2	$—	$—
Foreign currency contracts	5.0	—	5.0	—
Cross-currency swap	18.4	—	18.4	—
Commodity call options	0.6	—	0.6	—
	$34.2	$10.2	$24.0	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	10.4	10.4	—	—
Foreign currency contracts	2.2	—	2.2	—
	$16.2	$10.4	$2.2	$3.6

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$12.5	$12.5	$—	$—
Foreign currency contracts	4.5	—	4.5	—
Cross-currency swap	13.9	—	13.9	—
Commodity call options	1.2	—	1.2	—
	$32.1	$12.5	$19.6	$—
Liabilities:
Contingent consideration	$4.7	$—	$—	$4.7
Deferred compensation liabilities	12.7	12.7	—	—
Foreign currency contracts	1.4	—	1.4	—
	$18.8	$12.7	$1.4	$4.7

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of the contingent consideration liability, within current and long-term liabilities, related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of the cross-currency swap, included within other current assets as of December 31, 2023 and other non-current assets as of December 31, 2022, is valued using a market approach. Please refer to Note 11, Derivative Financial Instruments, for further discussion of our derivatives.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At December 31, 2023, the estimated fair value of long-term debt was $70.8 million compared to a carrying amount of $72.8 million. At December 31, 2022, the estimated fair value of long-term debt was $201.8 million and the carrying amount was $206.7 million.

Note 13: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Derivatives	Equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2020	$(1.9)	$0.6	$(40.5)	$(68.8)	$(110.6)
Other comprehensive income (loss) before reclassifications	(1.4)	0.9	7.4	(59.3)	(52.4)
Amounts reclassified out	2.1	—	1.3	—	3.4
Other comprehensive income (loss), net of tax	0.7	0.9	8.7	(59.3)	(49.0)
Balance, December 31, 2021	(1.2)	1.5	(31.8)	(128.1)	(159.6)
Other comprehensive (loss) income before reclassifications	0.5	0.1	(9.3)	(47.3)	(56.0)
Amounts reclassified out	0.9	—	31.7	—	32.6
Other comprehensive (loss) income, net of tax	1.4	0.1	22.4	(47.3)	(23.4)
Balance, December 31, 2022	0.2	1.6	(9.4)	(175.4)	(183.0)
Other comprehensive income (loss) before reclassifications	(6.8)	0.7	0.8	39.4	34.1
Amounts reclassified out	6.6	—	(1.5)	—	5.1
Other comprehensive income (loss), net of tax	(0.2)	0.7	(0.7)	39.4	39.2
Balance, December 31, 2023	$—	$2.3	$(10.1)	$(136.0)	$(143.8)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2023	2022	2021	Location on Statement of Income
Gains (losses) on derivatives:
Foreign currency contracts	$(1.5)	$1.4	$(1.1)	Net sales
Foreign currency contracts	(3.1)	(4.1)	(2.4)	Cost of goods and services sold
Foreign currency contracts	(4.2)	2.4	1.2	Other expense (income)
Forward treasury locks	(0.3)	(0.3)	(0.4)	Interest expense
Total before tax	(9.1)	(0.6)	(2.7)
Tax benefit (expense)	2.5	(0.3)	0.6
Net of tax	$(6.6)	$(0.9)	$(2.1)
Amortization of defined benefit pension and other postretirement plans:
Prior service credit	$—	$—	$0.3	(a)
Actuarial gains (losses)	1.7	0.6	(0.2)	(a)
Settlements	(0.1)	(52.2)	(1.8)	(a)
Other	0.4	(0.4)	—	(a)
Total before tax	2.0	(52.0)	(1.7)
Tax (expense) benefit	(0.5)	20.3	0.4
Net of tax	$1.5	$(31.7)	$(1.3)
Total reclassifications for the period, net of tax	$(5.1)	$(32.6)	$(3.4)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 15, Benefit Plans, for additional details.

Note 14:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At December 31, 2023, there were 1,434,547 shares remaining in the 2016 Plan for future grants.

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

The following table summarizes our stock-based compensation expense recorded within selling, general and administrative expenses for the years ended December 31:

($ in millions)	2023	2022	2021
Stock option and appreciation rights	$11.3	$5.6	$12.5
Performance share units, stock-settled	5.5	15.6	17.6
Performance share units, cash-settled	0.3	(0.1)	1.0
Performance share units, dividend equivalents	0.1	0.1	0.2
Employee stock purchase plan	1.3	1.3	1.4
Deferred compensation plans and restricted share awards	4.8	1.2	4.8
Total stock-based compensation expense	$23.3	$23.7	$37.5

The Company estimates expected forfeitures. The amount of unrecognized compensation expense for all non-vested awards as of December 31, 2023 was $28.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal increments. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	2023
Options outstanding, January 1	1.9
Granted	0.1
Exercised	(0.6)
Forfeited	0.0
Options outstanding, December 31	1.4

Options vested and expected to vest, December 31	1.4
Options vested and exercisable, December 31	1.1

Weighted Average Exercise Price	2023
Options outstanding, January 1	$118.72
Granted	306.97
Exercised	80.18
Forfeited	289.70
Options outstanding, December 31	$145.40

Options vested and expected to vest, December 31	$143.46
Options vested and exercisable, December 31	$105.08

As of December 31, 2023, the weighted average remaining contractual life of options outstanding and of options exercisable was 4.7 years and 3.8 years, respectively.

As of December 31, 2023, the aggregate intrinsic value of total options outstanding was $296.0 million, of which $276.9 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2023, 2022 and 2021: a risk-free interest rate of 4.1%, 1.8%, and 0.8%, respectively; stock volatility of 29.8%, 25.1%, and 23.9%, respectively; and dividend yields of 0.3%, 0.2%, and 0.3%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 5.7 years for 2023 and 5.6 years for 2022 and 2021. The weighted average grant date fair value of options granted in 2023, 2022 and 2021 was $108.95, $96.43 and $64.51, respectively. Stock option expense is recognized over the vesting period, net of forfeitures.

For the years ended December 31, 2023, 2022 and 2021, the intrinsic value of options exercised was $151.0 million, $60.1 million and $147.3 million, respectively. The grant date fair value of options vested during those same periods was $8.6 million, $8.8 million and $8.3 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) granted to eligible international employees vest in equal annual increments over 4 years of continuous service. All awards expire 10 years from the date of grant. The fair value of each cash-settled SAR is adjusted at the end of each reporting period, with the resulting change reflected in expense. As of December 31, 2023, SARs outstanding were 15,407, all of which were cash-settled. Upon exercise of a cash-settled SAR, the employee receives cash for the difference between the grant date price and the fair market value of the Company’s stock on the date of exercise. As a result of the cash settlement feature, cash-settled SARs are recorded within other long-term liabilities.

The following table summarizes changes in outstanding SARs:

2023
SARs outstanding, January 1	20,402
Granted	228
Exercised	(4,646)
Forfeited	(577)
SARs outstanding, December 31	15,407

SARs vested and expected to vest, December 31	15,407
SARs vested and exercisable, December 31	14,355

Weighted Average Exercise Price	2023
SARs outstanding, January 1	$97.28
Granted	306.68
Exercised	67.89
Forfeited	287.26
SARs outstanding, December 31	$102.12

SARs vested and expected to vest, December 31	$102.12
SARs vested and exercisable, December 31	$89.44

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

The following table summarizes changes in our outstanding stock-settled PSU awards:

2023
Non-vested stock-settled PSU awards, January 1	112,553
Granted at target level	37,736
Adjustments above/(below) target	47,154
Vested and converted	(93,902)
Forfeited	(5,100)
Non-vested stock-settled PSU awards, December 31	98,441

Weighted Average Fair Value	2023
Non-vested stock-settled PSU awards, January 1	$278.38
Granted at target level	306.97
Adjustments above/(below) target	181.31
Vested and converted	306.68
Forfeited	317.85
Non-vested stock-settled PSU awards, December 31	$334.03

Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures. The weighted average grant date fair value of stock-settled PSU awards granted during the years 2023, 2022 and 2021 was $306.97, $362.40 and $333.58, respectively. Including forfeiture and target achievement expectations, we expect that the stock-settled PSU awards will convert to 36,080 shares to be issued over an average remaining term of one year.

The fair value of cash-settled PSU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, cash-settled PSU awards are recorded within other long-term liabilities.

The following table summarizes changes in our outstanding cash-settled PSU awards:

2023
Non-vested cash-settled PSU awards, January 1	890
Granted at target level	82
Adjustments above/(below) target	591
Vested and converted	(1,181)
Forfeited	(178)
Non-vested cash-settled PSU awards, December 31	204

Weighted Average Fair Value	2023
Non-vested cash-settled PSU awards, January 1	$242.29
Granted at target level	306.68
Adjustments above/(below) target	191.43
Vested and converted	306.68
Forfeited	310.52
Non-vested cash-settled PSU awards, December 31	$355.74

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”), which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee’s base salary, not to exceed $25,000 in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 23,955 shares, 27,894 shares and 27,016 shares for the years 2023, 2022 and 2021, respectively. At December 31, 2023, there were 3,714,353 shares available for issuance under the ESPP.

Deferred Compensation Plans and Restricted Share Awards

Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash or stock retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the end of each reporting period. In addition, annual stock awards are granted on the date of our annual meeting and are distributed in shares of common stock at the next annual meeting, unless deferred. In 2023, we granted 6,160 deferred stock awards, with a weighted grant date fair value of $357.00. In 2022, we granted 4,827 deferred stock awards, with a grant date fair value of $300.78.

As of December 31, 2023, the two deferred compensation plans held a total of 352,541 deferred stock units, including 8,931 units to be paid in cash.

In addition, during 2023, we granted 8,343 restricted share awards at a weighted grant-date fair value of $314.06 per share to employees under the 2016 Plan. During 2022, we granted 9,648 restricted share awards at a weighted grant-date fair value of $310.52 per share to employees under the 2016 Plan. During 2021, we granted 6,002 restricted share awards at a weighted grant-date fair value of $312.41 per share to employees under the 2016 Plan. The fair value of these awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period.

Note 15:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $22.7 million for 2023, $22.8 million for 2022 and $19.5 million for 2021.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost	$1.1	$1.5	$1.6	$—	$—	$—
Interest cost	2.4	4.2	6.2	0.2	0.2	0.2
Expected return on plan assets	(1.2)	(6.1)	(11.9)	—	—	—
Amortization of prior service credit	—	—	0.1	—	—	(0.4)
Amortization of actuarial loss (gain)	0.6	1.3	1.8	(2.0)	(1.9)	(1.6)
Settlement loss	0.1	52.2	1.8	—	—	—
Other	0.3	1.0	—	0.4	0.4	—
Net periodic benefit cost	$3.3	$54.1	$(0.4)	$(1.4)	$(1.3)	$(1.8)
Other changes in plan assets and benefit obligations recognized in OCI, pre-tax:
Net (gain) loss arising during period	$(1.4)	$16.0	$(6.3)	$(0.5)	$(2.0)	$(0.9)
Prior service credit arising during period	—	—	(2.0)	—	—	—
Amortization of prior service credit	—	—	(0.1)	—	—	0.4
Amortization of actuarial (loss) gain	(0.3)	(1.3)	(1.8)	2.0	1.9	1.6
Settlement loss	(0.1)	(52.2)	(1.8)	—	—	—
Foreign currency translation	0.7	(2.3)	(0.9)	—	—	—
Other	0.4	—	—	—	(0.4)	—
Total recognized in OCI	$(0.7)	$(39.8)	$(12.9)	$1.5	$(0.5)	$1.1
Total recognized in net periodic benefit cost and OCI	$2.6	$14.3	$(13.3)	$0.1	$(1.8)	$(0.7)

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2023	2022	2021	2023	2022	2021
U.S. plans	$0.8	$51.7	$(2.3)	$(1.4)	$(1.3)	$(1.8)
International plans	2.5	2.4	1.9	—	—	—
Net periodic benefit cost	$3.3	$54.1	$(0.4)	$(1.4)	$(1.3)	$(1.8)

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

During 2021, the Company approved the termination of our U.S. qualified defined benefit pension plan (the "U.S. pension plan"). During 2021, a Notice of Intent to Terminate was sent to all interested parties and in 2022 a favorable determination letter was received from the Internal Revenue Service. During 2022, lump sum payments were offered to all current employees and former employees with vested benefits under the U.S. pension plan. A cash contribution of $7.1 million was made by the Company to ensure the U.S. pension plan was fully funded in preparation for the group annuity contract purchase which was executed in August of 2022 to settle the outstanding benefit obligations, as well as to cover any ancillary benefits and expenses remaining. During 2022, we recorded a $52.2 million pension settlement charge within other nonoperating (income) expense, which primarily related to the full settlement and relief of the historical balance sheet position, inclusive of accumulated other comprehensive income, of the U.S. pension plan. During 2021,we recorded a $1.8 million pension settlement charge within other nonoperating (income) expense, as we determined that normal-course lump-sum payments for the U.S. pension plan exceeded the threshold for settlement accounting under U.S. GAAP for the year.

During 2023, we did not contribute to our U.S. pension plan due to the termination of the plan in 2022. During 2022, we contributed $7.1 million to our U.S. pension plan. During 2021, we did not contribute to our U.S. pension plan.

The following table presents the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, January 1	$(55.5)	$(269.8)	$(3.9)	$(5.6)
Service cost	(1.1)	(1.5)	—	—
Interest cost	(2.4)	(4.2)	(0.2)	(0.2)
Participants’ contributions	(0.2)	(0.4)	(0.4)	(0.4)
Actuarial gain (loss)	0.7	33.0	0.5	2.0
Benefits paid	2.5	6.9	0.3	0.3
Settlement loss	0.5	174.4	—	—
Foreign currency translation	(2.0)	6.1	—	—
Benefit obligation, December 31	$(57.5)	$(55.5)	$(3.7)	$(3.9)

Change in plan assets:
Fair value of assets, January 1	$29.4	$249.2	$—	$—
Actual return on plan assets	2.4	(42.4)	—	—
Employer contribution	1.1	8.4	(0.1)	(0.1)
Participants’ contributions	0.2	0.4	0.4	0.4
Benefits paid	(1.8)	(7.2)	(0.3)	(0.3)
Settlement loss	(0.5)	(174.4)	—	—
Foreign currency translation	1.5	(4.6)	—	—
Fair value of assets, December 31	$32.3	$29.4	$—	$—

Funded status at end of year	$(25.2)	$(26.1)	$(3.7)	$(3.9)

International pension plan assets, at fair value, included in the preceding table were $32.3 million and $29.4 million at December 31, 2023 and 2022, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2023	2022	2023	2022
Noncurrent assets	$2.7	$0.3	$—	$—
Current liabilities	(1.4)	(1.5)	(0.6)	(0.6)
Noncurrent liabilities	(26.5)	(24.9)	(3.1)	(3.3)
	$(25.2)	$(26.1)	$(3.7)	$(3.9)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2023	2022	2023	2022
Net actuarial loss (gain)	$15.8	$16.7	$(3.6)	$(5.2)
Prior service cost (credit)	(1.1)	(1.1)	—	—
Total	$14.7	$15.6	$(3.6)	$(5.2)

The accumulated benefit obligation for all defined benefit pension plans was $53.7 million and $52.4 million at December 31, 2023 and 2022, respectively, including $47.7 million and $46.0 million, respectively, for international pension plans.

As of December 31, 2023 and December 31, 2022, our United Kingdom qualified defined benefit pension plan had plan assets in excess of its obligations. As of December 31, 2023 and December 31, 2022, our other defined benefit pension plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets.

Benefit payments expected to be paid under our defined benefit pension and other retirement benefit plans in the next ten years are as follows. The expected benefit payments listed correspond to regular ongoing benefit payments expected to be made by the plans during future years.

($ in millions)	Domestic	International	Total
2024	$1.4	$2.5	$3.9
2025	1.3	2.5	3.8
2026	1.1	3.2	4.3
2027	1.0	3.8	4.8
2028	1.0	3.2	4.2
2029 to 2033	3.8	17.4	21.2
	$9.6	$32.6	$42.2

In 2024, we expect to contribute $0.6 million to pension plans, all of which is in the U.S. In addition, we expect to contribute $0.5 million for other retirement benefits in 2024. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2023	2022	2021	2023	2022	2021
Discount rate	4.35%	2.48%	2.29%	5.55%	2.75%	2.30%
Rate of compensation increase	3.09%	2.79%	2.41%	—	—	—
Expected long-term rate of return on assets	4.22%	4.14%	4.93%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2023	2022	2023	2022
Discount rate	3.95%	4.35%	5.20%	5.55%
Rate of compensation increase	3.08%	3.09%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 5.20% and 5.55% as of December 31, 2023 and 2022, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 3.80% and 4.20% as of December 31, 2023 and 2022, respectively. The weighted average rate of compensation increase for all international plans was 3.08% for 2023 and 3.09% for 2022, while there was no rate increase for the U.S. plans since they are frozen. Other retirement benefits were only available to U.S. employees. The expected long-term rate of return for U.S. plans was not applicable for 2023, 3.70% for 2022 and 5.10% for 2021.

The assumed healthcare cost trend rate used to determine benefit obligations and net periodic benefit cost was 6.75% for all participants in 2023, decreasing to 5.00% by 2030.

The defined pension plan benefit obligation increased for the year ended December 31, 2023 primarily due to a decrease in the discount rate used to calculate the obligation. The net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience, and certain other factors. The other retirement plan benefit obligation decreased due to actuarial gains and benefit payments during the period.

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

The weighted average interest crediting rating used to determine net periodic benefit cost by geographic location for our pension plans, at December 31, were as follows:

	2023	2022	2021
U.S. plans	4.00%	3.31%	3.31%
International plans	1.13%	1.75%	0.67%

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2023	2022
Equity securities	16%	28%
Debt securities	80%	68%
Other	4%	4%
	100%	100%

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

The following are the target asset allocations and acceptable allocation ranges across:

	Target allocation	Allocation range
Equity securities	19%	15% - 20%
Debt securities	79%	75% - 85%
Other	2%	2% - 5%

The following tables present the fair value of our pension plan assets, utilizing the fair value hierarchy discussed in Note 12, Fair Value Measurements. In accordance with U.S. GAAP, certain pension plan assets measured at net asset value (“NAV”) have not been classified in the fair value hierarchy.

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2023	Level 1	Level 2	Level 3
Cash	$0.6	$0.6	$—	$—
Equity securities:
International mutual funds	5.3	—	5.3	—
Fixed income securities:
International mutual funds	25.9	—	25.9	—
Other mutual funds	0.5	—	0.5	—
Pension plan assets in the fair value hierarchy	$32.3	$0.6	$31.7	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$32.3

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2022	Level 1	Level 2	Level 3
Cash	$0.7	$0.7	$—	$—
Equity securities:
International mutual funds	8.2	—	8.2	—
Fixed income securities:
International mutual funds	20.4	—	20.4	—
Other mutual funds	0.1	—	0.1	—
Pension plan assets in the fair value hierarchy	$29.4	$0.7	$28.7	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$29.4

Note 16:  Other Expense (Income)

Other expense (income) consisted of:

($ in millions)	2023	2022	2021
Restructuring and related charges:
Severance and benefits	$(2.8)	$8.7	$0.6
Asset-related charges	—	15.3	—
Other charges	—	(0.2)	1.6
Total restructuring and related charges	$(2.8)	$23.8	$2.2
Loss on disposal of plant	11.6	—	—
Asset impairments	9.6	6.2	5.6
Foreign exchange transaction losses (gains)	9.4	(4.1)	(1.4)
Contingent consideration	2.3	3.0	1.5
Loss (gain) on oil hedges	1.3	(1.5)	(1.7)
Other items	—	(0.6)	1.7
Total other expense (income)	$31.4	$26.8	$7.9

Restructuring and Related Charges

In December 2022, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of up to twenty-four months from the date of the approval. The plan is expected to require restructuring and related charges of approximately $22 million to $24 million, with annualized savings in the range of $22 million to $24 million. The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2022	$10.1	$15.3	$25.4
(Credits) charges	(2.6)	—	(2.6)
Cash payments	(4.5)	—	(4.5)
Non-cash asset write downs	—	(15.3)	(15.3)
Balance, December 31, 2023	$3.0	$—	$3.0

Loss on Disposal of Plant

During 2023, the Company recorded expense of $11.6 million, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

Asset Impairments

During 2023, we recorded impairment charges of $4.3 million specific to our cost method investments and expense of $5.3 million related to fixed assets impaired and taken out of service. During 2022, we recorded an impairment charge of $3.5 million specific to our cost method investments and expense of $2.7 million related to fixed assets impaired and taken out of service. During 2021, specific to our cost method investments, we recorded a total impairment charge of $4.6 million which was offset by a net gain of $0.3 million on the sale of a cost investment. We also recorded expense of $1.3 million related to fixed assets impaired and taken out of service.

Foreign Exchange Transaction Losses (Gains)

During 2023, we recorded a loss on foreign exchange transactions of $9.4 million. The loss on foreign exchange transactions in 2023 was primarily driven by a highly inflationary environment in Argentina. During 2022 and 2021, we recorded a gain on foreign exchange transactions of $4.1 million and $1.4 million, respectively.

Contingent Consideration

Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 12, Fair Value Measurements, for additional details.

Oil Hedges

During 2023, 2022 and 2021, we recorded a loss of $1.3 million, a gain of $1.5 million, and a gain of $1.7 million, respectively, related to oil hedges. Please refer to Note 11, Derivative Financial Instruments, for further discussion of our hedging activity.

Note 17:  Income Taxes

As a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2023, the statute of limitations for the U.S. federal tax years 2017 through 2023 remain open to examination. For U.S. state and local jurisdictions, tax years 2013 through 2023 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2016 through 2023.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2023	2022	2021
Balance at January 1	$36.5	$24.9	$10.4
Increase due to current year position	6.4	11.4	16.3
(Decrease) increase due to prior year position	(1.0)	0.6	(1.0)
Reduction for expiration of statute of limitations/audits	(3.1)	(0.4)	(0.8)
Balance at December 31	$38.8	$36.5	$24.9

In addition, we had balances in accrued liabilities for interest and penalties of $3.8 million and $1.6 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $38.8 million of total gross unrecognized tax benefits, which, if recognized, $38.8 million would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the amount of gross unrecognized tax benefits may be reduced by approximately $0.1 million during the next twelve months, which would favorably impact our effective tax rate.
The components of income before income taxes and equity in net income of affiliated companies are:

($ in millions)	2023	2022	2021
U.S. operations	$369.4	$394.4	$420.0
International operations	328.6	285.5	328.9
Total income before income taxes and equity in net income of affiliated companies	$698.0	$679.9	$748.9
The related provision for income taxes consists of:

($ in millions)	2023	2022	2021
Current:
Federal	$30.2	$75.7	$64.8
State	(4.2)	8.4	10.9
International	58.8	61.4	74.4
Current income tax provision	84.8	145.5	150.1
Deferred:
Federal and state	(11.6)	(20.3)	7.3
International	49.1	(10.5)	(50.2)
Deferred income tax provision	37.5	(30.8)	(42.9)
Income tax expense	$122.3	$114.7	$107.2

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$10.0	$10.3
Tax credit carryforwards	1.1	1.9
Pension and deferred compensation	22.7	31.4
Royalty acceleration	15.0	46.2
Other	13.9	18.3
Capitalized R&D expenses	23.9	8.1
Leases	18.6	20.6
Unrealized profit in inventory	8.5	7.2
Valuation allowance	(15.5)	(13.3)
Total deferred tax assets	98.2	130.7
Deferred tax liabilities:
Property, plant, and equipment	61.7	53.7
Tax on undistributed earnings of subsidiaries	3.8	1.5
Leases	18.1	19.7
Other	1.6	4.5
Total deferred tax liabilities	85.2	79.4
Net deferred tax asset	$13.0	$51.3

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes and equity in net income of affiliated companies is as follows:

	2023	2022	2021
U.S. federal corporate tax rate	21.0%	21.0%	21.0%
Tax on international operations other than U.S. tax rate	1.2	(1.5)	1.9
Adjustments to reserves for unrecognized tax benefits	0.3	2.9	0.1
U.S. tax on international earnings, net of foreign tax credits	0.5	(0.3)	0.3
Foreign-Derived Intangible Income Deductions (FDII)	(1.6)	(2.1)	(1.5)
State income taxes, net of federal tax effect	0.1	1.0	(0.1)
U.S. research and development credits	(0.7)	(0.6)	(0.4)
Excess tax benefits on share-based payments	(4.6)	(2.4)	(4.2)
Royalty acceleration	0.5	—	(2.5)
Pension settlement	—	(1.2)	—
Tax on undistributed earnings of subsidiaries	0.3	—	(0.6)
Other	0.5	0.1	0.3
Effective tax rate	17.5%	16.9%	14.3%
During 2023, we recorded a tax benefit of $32.0 million associated with stock-based compensation. The Company recognized a $3.0 million state tax benefit based on the outcome of a recent court case.

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

State operating loss carryforwards of $118.6 million created a deferred tax asset of $6.7 million, while foreign operating loss carryforwards of $10.2 million created a deferred tax asset of $3.3 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been appropriately reserved. State loss carryforwards expire as follows: $19.8 million in 2024 and $98.8 million thereafter. Foreign loss carryforwards will begin to expire in 2029, while $0.9 million of the total $10.2 million will not expire.

During 2019, we utilized all of our remaining U.S. federal research and development credit carryforwards. State research and development credit carryforwards of $1.6 million created a deferred tax asset of $1.3 million. As of December 31, 2023, $0.4 million of state research and development credits expire in 2025.

Since 2018, West has reasserted indefinite reinvestment related to all post-2017 unremitted earnings in all of our foreign subsidiaries. During 2023 and consistent with the approved plan mentioned in Note 4, Net Income Per Share, the Company began repurchasing common stock on the open market. To support the funding for this program, West may repatriate earnings from its German affiliates during 2024 and has recorded a tax liability of $2.8 million. Accordingly, West will no longer assert permanent reinvestment related to all of the earnings of its wholly owned German affiliates through 2023. West will continue to assert permanent reinvestment of earnings for all other foreign jurisdictions, and intends to only repatriate earnings when the tax impact is de minimis.

Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $857 million of undistributed earnings from foreign subsidiaries (except our German affiliates) to the U.S., as those earnings continue to be permanently reinvested. Further, it is impracticable for us to estimate any future tax costs for any unrecognized deferred tax liabilities associated with our indefinite reinvestment assertion, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when there is a repatriation, sale or liquidation, or other factors.

Note 18:  Commitments and Contingencies

At December 31, 2023, we were obligated under various operating lease agreements. Please refer to Note 6, Leases, for additional details.

At December 31, 2023, we were obligated under debt agreements, net of unamortized debt issuance costs including fixed and variable-rate debt. Please refer to Note 10, Debt, for additional details.

At December 31, 2023, we were obligated under various tax-qualified and non-qualified defined benefit pension plans in the U.S. and other countries that cover employees and former employees who meet eligibility requirements. Please refer to Note 15, Benefit Plans, for additional details.

At December 31, 2023, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $298.3 million, the majority of which is to be paid over the next five years, with $76.8 million due to be paid in 2024.

We have letters of credit totaling $2.4 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $2.1 million at December 31, 2023, of which $0.7 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

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

The following table presents net sales information about our reportable segments, reconciled to consolidated totals:

($ in millions)	2023	2022	2021
Net sales:
Proprietary Products	$2,397.3	$2,406.8	$2,317.3
Contract-Manufactured Products	552.5	480.4	514.7
Intersegment sales elimination	—	(0.3)	(0.4)
Consolidated net sales	$2,949.8	$2,886.9	$2,831.6

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

In 2023, one of our customers individually accounted for more than 10% of consolidated net sales, at 10.9% or $322.1 million, contributing to net sales in both the Proprietary and Contract Manufacturing reportable segments. We did not have any customers accounting for greater than 10% of consolidated net sales in 2022 or 2021.

The following table presents net sales and long-lived assets, by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales			Long-Lived Assets
($ in millions)	2023	2022	2021	2023	2022
United States	$1,238.5	$1,286.5	$1,198.0	$757.1	$611.5
Germany	406.1	398.7	474.3	176.0	139.0
Ireland	285.7	240.3	247.6	207.0	179.5
France	282.9	237.9	213.0	78.5	68.8
Other European countries	388.1	359.2	341.3	99.2	81.8
Other	348.5	364.3	357.4	194.7	182.1
	$2,949.8	$2,886.9	$2,831.6	$1,512.5	$1,262.7

The following tables provide summarized financial information for our segments:
($ in millions)	2023	2022	2021
Operating profit (loss):
Proprietary Products	$710.1	$784.4	$796.1
Contract-Manufactured Products	72.1	60.4	67.2
Total business segment operating profit	$782.2	$844.8	$863.3
Corporate and Unallocated
Stock-based compensation expense	$(23.3)	$(23.7)	$(37.5)
Corporate general costs (1)	(68.3)	(59.1)	(63.4)
Unallocated Items:
Restructuring and other charges (2)	2.0	(23.8)	(2.2)
Amortization of acquisition-related intangible assets (3)	(0.7)	(0.7)	(0.8)
Cost investment activity (4)	(4.3)	(3.5)	(4.3)
Loss on disposal of plant (5)	(11.6)	—	—
Asset impairment (5)	—	—	(2.8)
Total Corporate and Unallocated	(106.2)	(110.8)	(111.0)
Total consolidated operating profit	$676.0	$734.0	$752.3
Interest (income) expense and other nonoperating (income) expense, net	(22.0)	54.1	3.4
Income before income taxes and equity in net income of affiliated companies	$698.0	$679.9	$748.9

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold. During 2022, the Company recorded expense to restructuring and other charges of $23.8 million, which primarily included a charge of $8.7 million in net severance and post-employment benefits primarily in connection with our plan to adjust our operating cost base and $15.3 million in asset-related charges associated with this plan. During 2021, the Company recorded expense to restructuring and other charges of $2.2 million to optimize certain organizational structures within the Company.

(3) During 2023, 2022 and 2021, the company recorded $0.7 million, $0.7 million and $0.8 million, respectively, of amortization expense within operating profit associated with an acquisition of an intangible asset during the second quarter of 2020.

(4) During 2023, the Company recorded a cost investment impairment charge of $4.3 million. During 2022, the Company recorded a cost investment impairment charge of $3.5 million. During 2021, the net cost investment activity was equal to $4.3 million, inclusive of an impairment charge of $4.6 million partially offset by a $0.3 million gain on the sale of a cost investment.

(5) During 2023, the Company recorded expense of $11.6 million, as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023. During 2021, the Company recorded a $2.8 million impairment charge for certain long-lived and intangible assets related to the Company's manufacturing facility within the Proprietary Products segment that was sold during the second quarter of 2023, as it determined the carrying value was not fully recoverable. $1.9 million of this charge was recorded within cost of goods and services sold and $0.9 million of the charge is recorded in selling, general, and administrative expense, due to the nature of the impaired assets.

Please refer to Note 16, Other Expense (Income), for further discussion of unallocated items.

The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)
Assets	2023	2022
Proprietary Products	$2,629.1	$2,578.3
Contract-Manufactured Products	527.5	480.3
Corporate and Unallocated	672.9	558.2
Total consolidated	$3,829.5	$3,616.8

($ in millions)
Depreciation and Amortization	2023	2022	2021
Proprietary Products	$112.9	$96.9	$93.8
Contract-Manufactured Products	20.4	19.0	21.1
Corporate and Unallocated	4.0	4.7	7.4
Total consolidated	$137.3	$120.6	$122.3

($ in millions)
Capital Expenditures	2023	2022	2021
Proprietary Products	$259.1	$237.3	$218.0
Contract-Manufactured Products	90.2	34.0	26.6
Corporate and Unallocated	12.7	13.3	8.8
Total consolidated	$362.0	$284.6	$253.4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of West Pharmaceutical Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of West Pharmaceutical Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Income Taxes

As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated deferred tax assets were $98.2 million, net of a valuation allowance of $15.5 million, as of December 31, 2023, and income tax expense was $122.3 million for the year ended December 31, 2023. As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As disclosed by management, management estimates income taxes payable based upon current domestic and international tax legislation. Deferred income taxes are recognized by applying enacted statutory tax rates to tax loss carryforwards and temporary differences between the tax basis and financial statement carrying values of assets and liabilities. The enacted statutory tax rate applied is based on the rate expected to be applicable at the time of the forecasted utilization of the loss carryforward or reversal of the temporary difference. Valuation allowances on deferred tax assets are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The realizability of deferred tax assets is subject to estimates of future taxable income, generally at the respective subsidiary company and the country level.

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
February 20, 2024

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2023.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

Eric M. Green, President and Chief Executive Officer, Chair of the Board of Directors, entered into a prearranged stock trading arrangement on May 5, 2023. Mr. Green’s plan provides for the purchase and sale of an aggregate number of 234,864 shares of the Company's common stock (of which Mr. Green will sell 204,864 shares and retain the rest immediately following the exercise) between August 8, 2023 and August 6, 2024. The trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions. This plan was terminated on October 24, 2023.

Mr. Green entered into a new prearranged stock trading arrangement on November 17, 2023. Mr. Green’s plan provides for the purchase and sale of an aggregate number of 184,864 shares of the Company's common stock (of which Mr. Green will sell 160,864 shares and retain the rest immediately following the exercise) between February 27, 2024 and August 6, 2024. The trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information is incorporated by reference from the discussion under the heading Proposal 1 - Election of Directors; Corporate Governance Documents and Policies - West's Code of Conduct; Voting and Other Information - Shareholder Proposals or Nominations; and Board and Director Information and Policies - Committees - Audit Committee in our 2024 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information About Our Executive Officers in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation, Compensation Committee Report, Compensation Discussion and Analysis, and Compensation Tables in our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the heading Stock Ownership in our 2024 Proxy Statement.
Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, all share units and other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2023. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the West Contract Manufacturing Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a)) (c)
Equity compensation plans approved by security holders	1,753,588	(1)	$145.40	(2)	5,148,900	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,753,588		$145.40		5,148,900

(1)    Includes 1,071,534 outstanding stock options, 98,441 performance share units, 16,461 restricted retention share units, and 109,909 deferred stock-equivalents units under the 2016 Plan. Includes 350,914 outstanding stock options and 89,201 deferred stock-equivalents units under the 2011 Omnibus Incentive Compensation Plan (which was terminated in 2016). Includes 17,128 deferred stock-equivalents under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Excludes cash-settled performance share units, cash-settled restricted retention share units, cash-settled deferred stock-equivalents units and cash-settled stock appreciation rights. The average term of remaining options is 4.7 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 200.00%, 189.25%, and 154.52% in 2023, 2022 and 2021, respectively.

(2)    All share units, deferred stock-equivalent units and stock appreciation rights are excluded when determining the weighted-average exercise price of outstanding options.

(3)    Represents 3,714,353 shares reserved under the Company’s Employee Stock Purchase Plan and 1,434,547 shares remaining available for issuance under the 2016 Plan. The estimated number of shares that could be issued for 2023 from the Employee Stock Purchase Plan is 137,310. This number of shares is calculated by multiplying the 69 shares per offering period per participant limit by 1,990, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Corporate Governance Documents and Policies - Related Person Transactions and Procedures in our 2024 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance Documents and Policies - Director Independence in our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information is incorporated by reference from the discussion under the heading Independent Auditors and Fees - Fees Paid to PricewaterhouseCoopers LLP and Independent Auditors and Fees - Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2024 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2023
Allowances deducted from assets:
Deferred tax asset valuation allowance	$13.3	$2.2	$—	$15.5
Allowance for credit losses	0.2	2.3	(1.7)	0.8
Total allowances deducted from assets	$13.5	$4.5	$(1.7)	$16.3

For the year ended December 31, 2022
Allowances deducted from assets:
Deferred tax asset valuation allowance	$12.2	$1.1	$—	$13.3
Allowance for credit losses	0.4	0.3	(0.5)	0.2
Total allowances deducted from assets	$12.6	$1.4	$(0.5)	$13.5

For the year ended December 31, 2021
Allowances deducted from assets:
Deferred tax asset valuation allowance	$15.1	$(2.9)	$—	$12.2
Allowance for credit losses	1.1	(0.7)	—	0.4
Total allowances deducted from assets	$16.2	$(3.6)	$—	$12.6

(1)Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3. Exhibits - An index of the exhibits included in this Form 10-K is contained on pages F-1 through F-3 and is incorporated herein by reference
(b)    See subsection (a) 3. above.
(c)    Financial Statements of affiliates are omitted because they do not meet the tests of a significant subsidiary at the 20% level.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q report for the quarter ended June 30, 2020, filed July 24, 2020).
3.2
Our Amended and Restated Bylaws, effective October 23, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended September 30, 2023, filed October 26, 2023)

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

10.13 (2)	Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to the Company's 2008 Form 10-K report, filed February 27, 2009).
10.14 (2)	Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2024
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

10.40 (4)
Global Master Supply Amendment by and between ExxonMobil Product Solutions Company and us, entered into on November 27, 2023, and effective January 1, 2024 through December 31, 2028 (incorporated by reference to Exhibit 10.40 to the Company's Form 8-K report filed November 30, 2023).

10.41	Executive Officer Incentive-based Compensation Recovery Policy, dated and effective October 2, 2023
10.42	Securities Trading Policy, dated and effective April 15, 2021, and Section 10b5-1 Approved Trading Plan Guidelines, dated and effective February 27, 2023
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric M. Green	President, Chief Executive Officer and Chair of the Board	February 20, 2024
Eric M. Green	(Principal Executive Officer)

/s/ Bernard J. Birkett	Senior Vice President, Chief Financial and Operations Officer	February 20, 2024
Bernard J. Birkett	(Principal Financial Officer)

/s/ Chad R. Winters	Vice President, Chief Accounting Officer and Corporate Controller	February 20, 2024
Chad R. Winters	(Principal Accounting Officer)

/s/ Mark A. Buthman	Director	February 20, 2024
Mark A. Buthman

/s/ William F. Feehery, Ph.D.	Director	February 20, 2024
William F. Feehery, Ph.D.

/s/ Robert F. Friel	Director	February 20, 2024
Robert F. Friel

/s/ Thomas W. Hofmann	Director	February 20, 2024
Thomas W. Hofmann

/s/ Molly E. Joseph	Director	February 20, 2024
Molly E. Joseph

/s/ Deborah L.V. Keller	Director	February 20, 2024
Deborah L.V. Keller

/s/ Myla P. Lai-Goldman, M.D.	Director	February 20, 2024
Myla P. Lai-Goldman, M.D.

/s/ Douglas A. Michels	Director	February 20, 2024
Douglas A. Michels

/s/ Paolo Pucci	Director	February 20, 2024
Paolo Pucci

/s/ Stephen Lockhart, Ph.D.	Director	February 20, 2024
Stephen Lockhart, Ph.D.