Form 10-Q
period 2024-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2024-04-25
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☑
As of April 18, 2024, there were 72,843,157 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$695.4	$716.6
Cost of goods and services sold	465.2	445.3
Gross profit	230.2	271.3
Research and development	17.6	17.1
Selling, general and administrative expenses	86.7	86.0
Other expense (income) (Note 14)	3.1	12.9
Operating profit	122.8	155.3
Interest expense	1.6	2.2
Interest income	(6.2)	(4.8)
Income before income taxes and equity in net income of affiliated companies	127.4	157.9
Income tax expense	16.4	23.6
Equity in net income of affiliated companies	(4.3)	(5.7)
Net income	$115.3	$140.0

Net income per share:
Basic	$1.57	$1.88
Diluted	$1.55	$1.85

Weighted average shares outstanding:
Basic	73.5	74.5
Diluted	74.3	75.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$115.3	$140.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $1.0 and $0.2	(46.3)	15.3
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0 and $(0.2)	(0.2)	(0.5)
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0	(0.1)	—
Net loss on derivatives, net of tax of $(0.7) and $(0.1)	(1.9)	(0.2)
Other comprehensive (loss) income, net of tax:	(48.5)	14.6
Comprehensive income	$66.8	$154.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$601.8	$853.9
Accounts receivable, net	524.0	512.0
Inventories	429.9	434.7
Other current assets	137.2	135.8
Total current assets	1,692.9	1,936.4
Property, plant and equipment	2,791.3	2,738.0
Less: accumulated depreciation and amortization	1,342.7	1,324.7
Property, plant and equipment, net	1,448.6	1,413.3
Operating lease right-of-use assets	96.8	99.2
Investments in affiliated companies	202.5	210.0
Goodwill	107.6	108.5
Intangible assets, net	13.9	15.1
Deferred income taxes	21.0	25.7
Other noncurrent assets	19.0	21.3
Total Assets	$3,602.3	$3,829.5

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$133.4	$134.0
Accounts payable	240.1	242.4
Accrued salaries, wages and benefits	66.5	105.9
Income taxes payable	16.8	16.6
Operating lease liabilities	18.0	17.7
Other current liabilities	173.6	155.2
Total current liabilities	648.4	671.8
Long-term debt	72.8	72.8
Deferred income taxes	12.7	12.7
Pension and other postretirement benefits	28.9	29.6
Long-term operating lease liabilities	82.4	84.5
Deferred compensation benefits	18.6	18.6
Other long-term liabilities	57.9	58.5
Total Liabilities	921.7	948.5

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million as of March 31, 2024 and December 31, 2023, respectively; shares outstanding: 73.0 million and 73.5 million as of March 31, 2024 and December 31, 2023, respectively	18.8	18.8
Capital in excess of par value	55.2	120.2
Retained earnings	3,624.1	3,523.4
Accumulated other comprehensive loss	(192.3)	(143.8)
Treasury stock, at cost (2.3 million and 1.8 million shares)	(825.2)	(637.6)
Total Equity	2,680.6	2,881.0
Total Liabilities and Equity	$3,602.3	$3,829.5
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$115.3	$140.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.7	30.7
Amortization	0.9	0.9
Stock-based compensation	5.0	8.5
Loss on disposal of plant	—	9.4
Asset impairments	0.6	1.9
Other non-cash items, net	(3.7)	(6.5)
Changes in assets and liabilities	(34.6)	(46.8)
Net cash provided by operating activities	118.2	138.1

Cash flows from investing activities:
Capital expenditures	(90.6)	(82.1)
Net cash used in investing activities	(90.6)	(82.1)

Cash flows from financing activities:
Repayments of long-term debt	(0.6)	(0.6)
Dividend payments	(14.7)	(14.1)
Proceeds from stock-based compensation awards	14.8	13.5
Employee stock purchase plan contributions	2.0	1.8
Shares purchased under share repurchase program	(267.0)	(60.1)
Shares repurchased for employee tax withholdings	(5.4)	(11.5)
Other, net	(0.1)	—
Net cash used in financing activities	(271.0)	(71.0)
Effect of exchange rates on cash	(8.7)	7.0
Net decrease in cash and cash equivalents	(252.1)	(8.0)

Cash, including cash equivalents at beginning of period	853.9	894.3
Cash, including cash equivalents at end of period	$601.8	$886.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2024, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West,” the “Company,” “we,” “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Standards Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our financial statements and disclosures. The Company does not expect such adoption to cause a material impact to the consolidated financial statements and disclosures.

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

The following table presents the approximate percentage of our net sales by market group:

Three Months Ended March 31,
	2024	2023
Biologics	37%	34%
Generics	18%	20%
Pharma	25%	27%
Contract-Manufactured Products	20%	19%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

Three Months Ended March 31,
	2024	2023
High-Value Product Components	47%	51%
High-Value Product Delivery Devices	11%	7%
Standard Packaging	22%	23%
Contract-Manufactured Products	20%	19%
	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023, certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

Three Months Ended March 31,
	2024	2023
Americas	43%	44%
Europe, Middle East, Africa	48%	47%
Asia Pacific	9%	9%
	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2023	$21.5
Contract assets, March 31, 2024	19.9
Change in contract assets - (decrease) increase	$(1.6)

Deferred income, December 31, 2023	$(53.9)
Deferred income, March 31, 2024	(57.9)
Change in deferred income - (increase) decrease	$(4.0)

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the three months ended March 31, 2024, $15.5 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year include those relating to a nonrefundable customer payment of $20.0 million received in June 2013 in return for the exclusive use of the SmartDose® technology platform within a specific therapeutic area. As of March 31, 2024, there was $1.9 million of deferred income related to this payment, of which $0.9 million was included in other current liabilities and $1.0 million was included in other long-term liabilities. The deferred income is being recognized as income on a straight-line basis over the remaining term of the agreement. The agreement does not include a future minimum purchase commitment from the customer.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$115.3	$140.0
Weighted average common shares outstanding	73.5	74.5
Dilutive effect of equity awards, based on the treasury stock method	0.8	1.2
Weighted average shares assuming dilution	74.3	75.7

During the three months ended March 31, 2024 and 2023, there were 0.2 million and 0.3 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

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

During the three months ended March 31, 2024, we purchased 729,679 shares of our common stock under the program at a cost of $267.0 million, or an average price of $365.87 per share.

During the three months ended March 31, 2023, we purchased 183,360 shares of our common stock under the program at a cost of $60.1 million, or an average price of $327.90 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2024	December 31, 2023
Raw materials	$174.0	$172.3
Work in process	81.6	87.3
Finished goods	174.3	175.1
	$429.9	$434.7

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

The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Operating lease cost	$5.6	$5.9
Short-term lease cost	0.5	1.3
Variable lease cost	1.9	1.7
Total lease cost	$8.0	$8.9

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.3	$4.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.2	$0.6

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 9.4 years and 9.8 years, respectively.

As of March 31, 2024 and December 31, 2023, the weighted average discount rate was 3.55% and 3.55%, respectively.

Maturities of operating lease liabilities were as follows:

($ in millions)	March 31,	December 31,
Year	2024	2023
2024 (remaining period as of)	$16.0	$20.9
2025	19.5	18.7
2026	16.5	15.7
2027	11.9	11.2
2028	10.1	9.5
Thereafter	41.7	42.1
	115.7	118.1
Less: imputed lease interest	(15.3)	(15.9)
Total lease liabilities	$100.4	$102.2

Note 7:  Affiliated Companies

At March 31, 2024 and December 31, 2023, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $195.9 million and $203.2 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $6.6 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $28.6 million for the three months ended March 31, 2024, as compared to $44.2 million for the same period in 2023. As of March 31, 2024 and December 31, 2023, the payable balance due to affiliates was $26.7 million and $25.9 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, LTD ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $3.2 million for the three months ended March 31, 2024, as compared to $3.3 million for the same period in 2023. As of March 31, 2024 and December 31, 2023, the receivable balance due from affiliates was $2.1 million and $1.6 million, respectively.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2024.

($ in millions)	March 31, 2024	December 31, 2023
Term Loan, due December 31, 2024 (6.28%)	$80.4	$81.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	206.4	207.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.2	0.2
Total debt	206.2	206.8
Less: current portion of long-term debt	133.4	134.0
Long-term debt, net	$72.8	$72.8

Credit Facility

At March 31, 2024, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

At March 31, 2024, we had $80.4 million in borrowings under the Term Loan, of which $80.4 million was classified as current. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2024, we were in compliance with all of our debt covenants.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both March 31, 2024 and December 31, 2023, the total amount of these forward exchange contracts was Singapore Dollar ("SGD") 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed in June 2023. As of both March 31, 2024 and December 31, 2023, the total amount of these forward exchange contracts was Euro ("EUR") 278.6 million and SGD 94.0 million. We have also entered into a forward exchange contract, designated as a fair value hedge, to manage our exposure to fluctuating foreign exchange rates on a cross-currency intercompany demand note which was executed in February 2024. As of March 31, 2024, the total amount of this forward exchange contract was $175.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2024, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	25.9	28.6	—	—
Yen	6,006.8	28.8	13.0	1.1
SGD	40.1	14.7	14.2	—

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of March 31, 2024, the notional amount of the cross-currency swap was ¥8.8 billion ($80.4 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded SOFR plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin. In addition, we receive periodic fixed payments of USD in return for paying fixed principal payments of Yen.

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

From November 2017 through March 2024, we purchased several series of call options for a total of 1,062,239 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regards to a portion of our forecasted elastomer purchases.

As of March 31, 2024, we had outstanding contracts to purchase 229,501 barrels of crude oil from March 2024 to September 2025, at a weighted-average strike price of $87.00 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2024 and December 31, 2023.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2024	2023
Fair Value Hedges:
Hedged item (intercompany loan)	$7.5	$2.5	Other expense (income)
Derivative designated as hedging instrument	(7.5)	(2.5)	Other expense (income)
Amount excluded from effectiveness testing	(1.8)	1.2	Other expense (income)
Total	$(1.8)	$1.2

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The expense recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2024 was $1.8 million. The income recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2023 was $1.2 million.

The following table summarizes the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Fair Value Hedges:
Foreign currency hedge contracts	$(0.3)	$0.2	$—	$—	Other expense (income)
Total	$(0.3)	$0.2	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.1)	$(0.1)	$0.7	Net sales
Foreign currency hedge contracts	(2.9)	(1.0)	1.2	—	Cost of goods and services sold
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(2.8)	$(1.1)	$1.2	$0.7
Net Investment Hedges:
Cross-currency swap	$4.6	$1.7	$—	$—	Other expense (income)
Total	$4.6	$1.7	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three months ended March 31, 2024 and 2023. The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales	$(0.1)	$0.7
Cost of goods and services sold	1.2	—
Interest expense	0.1	—

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2024	2023
Commodity call options	$0.1	$(0.6)	Other expense (income)
Currency forwards	0.4	0.0	Other expense (income)
Total	$0.5	$(0.6)

For the three months ended March 31, 2024 and 2023, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.9	$9.9	$—	$—
Foreign currency contracts	0.5	—	0.5	—
Cross-currency swap	22.5	—	22.5	—
Commodity call options	0.9	—	0.9	—
	$33.8	$9.9	$23.9	$—
Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	10.3	—	10.3	—
	$24.1	$10.1	$10.3	$3.7

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.2	$10.2	$—	$—
Foreign currency contracts	5.0	—	5.0	—
Cross-currency swap	18.4	—	18.4	—
Commodity call options	0.6	—	0.6	—
	$34.2	$10.2	$24.0	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	10.4	10.4	—	—
Foreign currency contracts	2.2	—	2.2	—
	$16.2	$10.4	$2.2	$3.6

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2024, the estimated fair value of long-term debt was $70.3 million compared to a carrying amount of $72.8 million. At December 31, 2023, the estimated fair value of long-term debt was $70.8 million and the carrying amount was $72.8 million.

Note 11: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2024:

($ in millions)	Derivatives	Equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2023	$—	$2.3	$(10.1)	$(136.0)	$(143.8)
Other comprehensive (loss) income before reclassifications	(3.1)	(0.1)	—	(46.3)	(49.5)
Amounts reclassified out from accumulated other comprehensive income (loss)	1.2	—	(0.2)	—	1.0
Other comprehensive (loss) income, net of tax	(1.9)	(0.1)	(0.2)	(46.3)	(48.5)
Balance, March 31, 2024	$(1.9)	$2.2	$(10.3)	$(182.3)	$(192.3)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2023:

($ in millions)	Derivatives	Equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive income (loss) before reclassifications	(0.9)	—	(0.2)	15.3	14.2
Amounts reclassified out from accumulated other comprehensive income (loss)	0.7	—	(0.3)	—	0.4
Other comprehensive income (loss), net of tax	(0.2)	—	(0.5)	15.3	14.6
Balance, March 31, 2023	$—	$1.6	$(9.9)	$(160.1)	$(168.4)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,		Location on Statement of Income
Detail of components	2024	2023
(Losses) gains on derivatives:
Foreign currency contracts	$0.1	$(0.7)	Net sales
Foreign currency contracts	(1.6)	—	Cost of goods and services sold
Forward treasury locks	(0.1)	(0.1)	Interest expense
Total before tax	(1.6)	(0.8)
Tax benefit	0.4	0.1
Net of tax	$(1.2)	$(0.7)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	0.3	0.4	(a)
Total before tax	0.3	0.4
Tax expense	(0.1)	(0.1)
Net of tax	$0.2	$0.3
Total reclassifications for the period, net of tax	$(1.0)	$(0.4)

(a) These components are included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2024:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2023	75.3	$18.8	$120.2	1.8	$(637.6)	$3,523.4	$(143.8)	$2,881.0
Net income	—	—	—	—	—	115.3	—	115.3
Activity related to stock-based compensation	—	—	(65.0)	(0.2)	79.4	—	—	14.4
Shares purchased under share repurchase program	—	—	—	0.7	(267.0)	—	—	(267.0)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.6)	—	(14.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.5)	(48.5)
Balance, March 31, 2024	75.3	$18.8	$55.2	2.3	$(825.2)	$3,624.1	$(192.3)	$2,680.6

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2023:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	(50.8)	(0.3)	61.8	—	—	11.0
Shares purchased under share repurchase program	—	—	—	0.2	(60.1)	—	—	(60.1)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	14.6	14.6
Balance, March 31, 2023	75.3	$18.8	$181.4	1.1	$(369.2)	$3,113.6	$(168.4)	$2,776.2

Note 13: Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2024, there were 1,357,302 shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2024, we granted 84,140 stock options at a weighted average exercise price of $350.18 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $134.81 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.3%; expected life of 6.0 years based on prior experience; stock volatility of 32.0% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2024, we granted 32,424 stock-settled performance share unit ("PSU") awards at a weighted average grant-date fair value of $350.18 per share to eligible employees. These awards are earned based on the Company's performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain numbers of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee's targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the three months ended March 31, 2024, we granted 6,571 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $350.18 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $5.0 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 14:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2024	2023
Loss on disposal of plant	$—	$9.4
Foreign exchange transaction losses	1.2	0.9
Contingent consideration	1.0	0.3
Asset impairments	0.6	1.9
Other items	0.3	0.4
Total other expense (income)	$3.1	$12.9

Loss on Disposal of Plant

During the three months ended March 31, 2023, the Company recorded expense of $9.4 million within other expense (income), as a result of the sale of one of the Company's manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

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

The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2023	$3.0	$—	$3.0
(Credits) charges	—	—	—
Cash payments	(0.3)	—	(0.3)
Balance, March 31, 2024	$2.7	$—	$2.7

Note 15:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $16.4 million and $23.6 million for the three months ended March 31, 2024 and 2023, respectively, and the effective tax rate was 12.9% and 14.9%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for the three months ended March 31, 2024, as compared to the same period in 2023. During the three months ended March 31, 2024 and 2023, we recorded a tax benefit of $10.9 million and $11.6 million, respectively, associated with stock-based compensation. The Company continues to address the change in tax laws enacted pursuant to the Organization for Economic Cooperation and Development (OECD)’s 15% global minimum tax initiative (Pillar 2). The 2024 forecasted impact of Pillar 2 is not expected to be material to the Company.

Note 16:  Commitments and Contingencies

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

There have been no significant changes to the commitments and contingencies included in our 2023 Annual Report.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales:
Proprietary Products	$559.5	$583.1
Contract-Manufactured Products	135.9	133.5
Consolidated net sales	$695.4	$716.6

The following table provides summarized financial information for our segments:

	Three Months Ended March 31,
($ in millions)	2024	2023
Proprietary Products	$126.3	$170.7
Contract-Manufactured Products	17.1	17.4
Total business segment operating profit	$143.4	$188.1
Corporate and Unallocated
Stock-based compensation expense	$(5.0)	$(8.5)
Corporate general costs (1)	(15.4)	(14.7)
Unallocated Items:
Loss on disposal of plant (2)	—	(9.4)
Amortization of acquisition-related intangible assets (3)	(0.2)	(0.2)
Total Corporate and Unallocated	(20.6)	(32.8)
Total consolidated operating profit	$122.8	$155.3
Interest (income) expense, net	(4.6)	(2.6)
Income before income taxes and equity in net income of affiliated companies	$127.4	$157.9

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three months ended March 31, 2023, the Company recorded expense of $9.4 million within other expense (income), as a result of the sale of one of the Company's manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(3) During the three months ended March 31, 2024 and 2023, we recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

Please refer to Note 14, Other Expense (Income), for further discussion of certain unallocated items referenced above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2023 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2023 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2024 GAAP	$122.8	$16.4	$115.3	$1.55
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.2	—	0.7	0.01
Quarter ended March 31, 2024 adjusted amounts (non-U.S. GAAP)	$123.0	$16.4	$116.0	$1.56

During the first quarter 2024, we recorded a tax benefit of $10.9 million associated with stock-based compensation.

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Quarter ended March 31, 2023 GAAP	$155.3	$23.6	$140.0	$1.85
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.2	—	0.7	0.01
Loss on disposal of plant (2)	9.4	—	9.4	0.12
Quarter ended March 31, 2023 adjusted amounts (non-U.S. GAAP)	$164.9	$23.6	$150.1	$1.98

During the first quarter 2023, we recorded a tax benefit of $11.6 million associated with stock-based compensation.

(1)During the three months ended March 31, 2024 and 2023, the Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three months ended March 31, 2024 and 2023, the Company recorded $0.5 million of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(2)During the three months ended March 31, 2023, the Company recorded expense of $9.4 million within other expense (income), as a result of the sale of one of the Company's manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percentage Change
($ in millions)	2024	2023	As-Reported	Organic
Proprietary Products	$559.5	$583.1	(4.0)%	(4.0)%
Contract-Manufactured Products	135.9	133.5	1.8%	1.3%
Consolidated net sales	$695.4	$716.6	(3.0)%	(3.0)%

Consolidated net sales decreased by $21.2 million, or 3.0%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $3.4 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $3.2 million, consolidated net sales for the three months ended March 31, 2024 decreased by $21.4 million, or 3.0%, as compared to the same period in 2023.

Proprietary Products – Proprietary Products net sales decreased by $23.6 million, or 4.0%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $2.8 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $3.2 million, net sales for the three months ended March 31, 2024 decreased by $23.2 million, or 4.0%, as compared to the same period in 2023, primarily due to a decline in sales of certain high-value product offerings, primarily FluroTec® products, Westar® components and a decrease in the sales of standard components. These reductions were partially offset by an increase in sales of NovaPure® products, self-injection device platforms and Daikyo Crystal Zenith® components, as well as increased sales prices.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $2.4 million, or 1.8%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $0.6 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2024 increased by $1.8 million, or 1.3%, as compared to the same period in 2023, primarily due to an increase in sales of components associated with diagnostic devices and increased sales prices.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2024	2023
Proprietary Products:
Gross profit	$207.1	$247.8
Gross profit margin	37.0%	42.5%
Contract-Manufactured Products:
Gross profit	$23.1	$23.5
Gross profit margin	17.0%	17.6%
Consolidated gross profit	$230.2	$271.3
Consolidated gross profit margin	33.1%	37.9%

Consolidated gross profit decreased by $41.1 million, or 15.1%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $1.3 million for the three months ended March 31, 2024, as compared to the same period in 2023. Consolidated gross profit margin decreased by 4.8 margin points for the three months ended March 31, 2024, as compared to the same period in 2023.

Proprietary Products - Proprietary Products gross profit decreased by $40.7 million, or 16.4%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $1.2 million. Proprietary Products gross profit margin decreased by 5.5 margin points for the three months ended March 31, 2024, as compared to the same periods in 2023, due to lower sales volume and an unfavorable mix of products sold. These headwinds were partially offset by increased sales prices.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $0.4 million, or 1.7%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $0.1 million. Contract-Manufactured Products gross profit margin decreased by 0.6 margin points for the three months ended March 31, 2024, as compared to the same period in 2023, due to inflationary pressures, primarily within compensation costs, and unfavorable mix of product sold. These headwinds were partially offset by increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended March 31,
($ in millions)	2024	2023
Consolidated R&D costs	$17.6	$17.1

Consolidated R&D costs increased by $0.5 million, or 2.9%, for the three months ended March 31, 2024, as compared to the same period in 2023, due to additional research performed to identify new product opportunities. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred during the three months ended March 31, 2024 and 2023 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2024	2023
Proprietary Products	$60.7	$56.5
Contract-Manufactured Products	6.2	6.0
Corporate and unallocated items	19.8	23.5
Consolidated SG&A costs	$86.7	$86.0
SG&A as a % of net sales	12.5%	12.0%

Consolidated SG&A costs increased by $0.7 million, or 0.8%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in costs related to professional services and increased compensation costs, offset by a decrease in expense related to stock-based compensation.

Proprietary Products - Proprietary Products SG&A costs increased by $4.2 million, or 7.4%, for the three months ended March 31, 2024, as compared to the same period in 2023. Proprietary Products SG&A costs increased primarily due to an increase in costs related to professional services and increased compensation costs.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $0.2 million, or 3.3% for the three months ended March 31, 2024, as compared to the same period in 2023.

Corporate and unallocated items - Corporate SG&A costs decreased by $3.7 million, or 15.7%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in expense related to stock-based compensation, offset by increased compensation costs.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2024	2023
Proprietary Products	$2.5	$3.5
Contract-Manufactured Products	(0.2)	0.1
Corporate and unallocated items	0.8	9.3
Consolidated other expense (income)	$3.1	$12.9

Other expense and income items consist of a loss on disposal of plant, asset impairments, foreign exchange transaction gains and losses, contingent consideration and miscellaneous income and charges.

Consolidated other expense (income) changed by $9.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $1.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to additional asset impairments being recorded in the three months ended March 31, 2023, as compared to the same period in 2024.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.3 million for the three months ended March 31, 2024, as compared to the same period in 2023.

Corporate and unallocated items - Corporate and unallocated other expense (income) changed by $8.5 million for the three months ended March 31, 2024, as compared to the same periods in 2023, primarily due to the Company recording expense of $9.4 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment in the three months ended March 31, 2023 that did not repeat in 2024.

Operating Profit

The following table presents operating profit and adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2024	2023
Proprietary Products	$126.3	$170.7
Contract-Manufactured Products	17.1	17.4
Corporate and unallocated	(20.6)	(32.8)
Consolidated operating profit	$122.8	$155.3
Consolidated operating profit margin	17.7%	21.7%
Unallocated items	0.2	9.6
Adjusted consolidated operating profit (non-U.S. GAAP)	$123.0	$164.9
Adjusted consolidated operating profit margin (non-U.S. GAAP)	17.7%	23.0%

Consolidated operating profit decreased by $32.5 million, or 20.9%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $1.2 million for the three months ended March 31, 2024, as compared to the same period in 2023.

Proprietary Products - Proprietary Products operating profit decreased by $44.4 million, or 26.0%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $1.1 million, due to the factors described above, most notably lower gross profit driven by lower sales volume and an unfavorable mix of products sold.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $0.3 million, or 1.7%, for the three months ended March 31, 2024, as compared to the same period in 2023, including a favorable foreign currency translation impact of $0.1 million, due to the factors described above, most notably increased labor costs that were driven by inflation.

Corporate and unallocated - Excluding the unallocated items, Corporate costs decreased by $2.8 million, or 12.1%, for the three months ended March 31, 2024, as compared to the same period in 2023, due to the factors described above.

For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2024	2023
Interest expense	$3.6	$3.3
Capitalized interest	(2.0)	(1.1)
Interest expense, net	$1.6	$2.2

Interest income	$(6.2)	$(4.8)
Interest expense, net, decreased $0.6 million for the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in capitalized interest, offset by higher interest rates compared to the prior year.

Interest income increased by $1.4 million for the three months ended March 31, 2024, as compared to the same period in 2023, due primarily from 2024 investments in liquid low-risk money market funds or bank deposits in the U.S., Europe, and South America yielding higher interest rates compared to 2023.

Income Tax Expense

The provision for income taxes was $16.4 million and $23.6 million for the three months ended March 31, 2024 and 2023, respectively, and the effective tax rate was 12.9% and 14.9%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for the three months ended March 31, 2024, as compared to the same period in 2023.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies decreased by $1.4 million for the three months ended March 31, 2024, as compared to the same period in 2023, due to less favorable operating results at Daikyo and the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2024	2023
Net cash provided by operating activities	$118.2	$138.1
Net cash used in investing activities	$(90.6)	$(82.1)
Net cash used in financing activities	$(271.0)	$(71.0)

Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $19.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decline in operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $8.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in capital expenditures for additional manufacturing capacity in 2024 to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $200.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in purchases under our share repurchase program in 2024, as compared to 2023.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$601.8	$853.9
Accounts receivable, net	$524.0	$512.0
Inventories	$429.9	$434.7
Accounts payable	$240.1	$242.4
Debt	$206.2	$206.8
Equity	$2,680.6	$2,881.0
Working capital	$1,044.5	$1,264.6

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2024 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2024 included $220.6 million of cash held by subsidiaries within the U.S., and $381.2 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2024, we purchased 729,679 shares of our common stock under our share repurchase program at a cost of $267.0 million, or an average price of $365.87 per share.

Working capital – Working capital at March 31, 2024 decreased by $220.1 million, or 17.4%, as compared to December 31, 2023, which includes an unfavorable foreign currency translation impact of $20.7 million. Excluding the impact of currency exchange rates, cash and cash equivalents and total current liabilities decreased by $243.6 million and $18.0 million, respectively, while accounts receivable increased by $18.5 million.

The decrease in cash and cash equivalents was due to capital expenditures and share repurchases, offset by cash from operations during the three months ended March 31, 2024. The decrease in total current liabilities was primarily driven by the payout of the 2023 annual incentive plan accrual during the three months ended March 31, 2024. The increase in accounts receivable was due to timing of collections.

Debt and credit facilities – The $0.6 million decrease in total debt at March 31, 2024, as compared to December 31, 2023, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At March 31, 2024, we had no outstanding borrowings under the Credit Facility. At March 31, 2024, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2024, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2023 Annual Report. During the three months ended March 31, 2024, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2024, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2023 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2023 Annual Report.

NEW ACCOUNTING STANDARDS

There were no new accounting standards adopted during the three months ended March 31, 2024, see Note 2, New Accounting Standards.

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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report as well as Part II, section 1A of this quarterly report.

Except as required by law or regulation, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, therefore you should not rely on these forward-looking statements as representing our views as of any date other than today.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2023 Annual Report.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended March 31, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2024	268,892	$349.37	268,892	$467,700,000
February 1 - 29, 2024	235,369	377.73	235,369	378,800,000
March 1 - 31, 2024	225,418	373.17	225,418	294,700,000
Total	729,679	$365.87	729,679	$294,700,000

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

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

Bernard J. Birkett, Senior Vice President, Chief Financial and Operations Officer, entered into a prearranged stock trading arrangement on March 15, 2024. Mr. Birkett’s plan provides for the purchase and sale of an aggregate number of 11,100 shares of the Company's common stock on June 14, 2024. The trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

4.3	Article I and V of our Bylaws, as amended through February 23, 2021 (incorporated by reference from our Form 8-k, filed March 1, 2021).
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Form of 2024 Stock Option Agreement, Performance Stock Unit Agreement and Restricted Stock Unit Agreement, issued pursuant to the 2016 Omnibus Incentive Compensation Plan
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

April 25, 2024