Form 10-Q
period 2024-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2024-07-25
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☑
As of July 22, 2024, there were 72,541,593 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$702.1	$753.8	$1,397.5	$1,470.4
Cost of goods and services sold	472.1	462.4	937.3	907.7
Gross profit	230.0	291.4	460.2	562.7
Research and development	17.5	16.5	35.1	33.6
Selling, general and administrative expenses	83.0	88.4	169.7	174.4
Other expense (income) (Note 14)	3.3	4.0	6.4	16.9
Operating profit	126.2	182.5	249.0	337.8
Interest expense, net	1.5	2.7	3.1	4.9
Interest income	(4.0)	(5.0)	(10.2)	(9.8)
Other nonoperating (income) expense	—	(0.1)	—	(0.1)
Income before income taxes and equity in net income of affiliated companies	128.7	184.9	256.1	342.8
Income tax expense	21.9	34.8	38.3	58.4
Equity in net income of affiliated companies	(4.5)	(5.0)	(8.8)	(10.7)
Net income	$111.3	$155.1	$226.6	$295.1

Net income per share:
Basic	$1.52	$2.08	$3.09	$3.96
Diluted	$1.51	$2.06	$3.06	$3.91

Weighted average shares outstanding:
Basic	73.0	74.3	73.3	74.4
Diluted	73.7	75.4	74.0	75.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$111.3	$155.1	$226.6	$295.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.7, $1.3, $1.7 and $1.5, respectively	(21.7)	(11.3)	(68.0)	4.0
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.1), $(0.3), $(0.1), and $(0.5), respectively	(0.2)	(0.9)	(0.4)	(1.4)
Net loss on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	(0.1)	(0.2)	(0.1)
Net loss on derivatives, net of tax of $0.3, $(1.0), $(0.4) and $(1.1), respectively	(2.6)	(2.8)	(4.5)	(3.0)
Other comprehensive (loss) income, net of tax	(24.6)	(15.1)	(73.1)	(0.5)
Comprehensive income	$86.7	$140.0	$153.5	$294.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$446.2	$853.9
Accounts receivable, net	479.4	512.0
Inventories	419.2	434.7
Other current assets	138.2	135.8
Total current assets	1,483.0	1,936.4
Property, plant and equipment	2,863.6	2,738.0
Less: accumulated depreciation and amortization	1,369.9	1,324.7
Property, plant and equipment, net	1,493.7	1,413.3
Operating lease right-of-use assets	110.3	99.2
Investments in affiliated companies	198.2	210.0
Goodwill	107.3	108.5
Intangible assets, net	12.9	15.1
Deferred income taxes	33.9	25.7
Other noncurrent assets	50.1	21.3
Total Assets	$3,489.4	$3,829.5

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$132.9	$134.0
Accounts payable	211.7	242.4
Accrued salaries, wages and benefits	82.9	105.9
Income taxes payable	16.9	16.6
Operating lease liabilities	20.3	17.7
Other current liabilities	169.0	155.2
Total current liabilities	633.7	671.8
Long-term debt	72.9	72.8
Deferred income taxes	13.7	12.7
Pension and other postretirement benefits	29.1	29.6
Operating lease liabilities	84.6	84.5
Deferred compensation benefits	15.5	18.6
Other long-term liabilities	63.1	58.5
Total Liabilities	912.6	948.5

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: 75.3 million and 75.3 million as of June 30,2024 and December 31, 2023, respectively; shares outstanding: 72.6 million and 73.5 million as of June 30, 2024 and December 31, 2023, respectively	18.8	18.8
Capital in excess of par value	33.5	120.2
Retained earnings	3,720.9	3,523.4
Accumulated other comprehensive loss	(216.9)	(143.8)
Treasury stock, at cost (2.7 million and 1.8 million shares)	(979.5)	(637.6)
Total Equity	2,576.8	2,881.0
Total Liabilities and Equity	$3,489.4	$3,829.5
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$226.6	$295.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72.7	64.3
Amortization	1.8	1.4
Stock-based compensation	9.3	16.0
Loss on disposal of plant	—	11.6
Asset impairments	0.9	3.4
Other non-cash items, net	(7.6)	(12.4)
Changes in assets and liabilities	(20.5)	(72.1)
Net cash provided by operating activities	283.2	307.3

Cash flows from investing activities:
Capital expenditures	(190.8)	(157.5)
Other, net	(1.0)	(6.7)
Net cash used in investing activities	(191.8)	(164.2)

Cash flows from financing activities:
Borrowings of long-term debt	35.0	—
Repayments of long-term debt	(36.1)	(1.1)
Principal repayments on finance leases	(22.9)	—
Dividend payments	(29.3)	(28.2)
Proceeds from stock-based compensation awards	19.9	24.0
Employee stock purchase plan contributions	3.7	3.5
Shares purchased under share repurchase programs	(454.1)	(233.5)
Shares repurchased for employee tax withholdings	(5.5)	(12.5)
Net cash used in financing activities	(489.3)	(247.8)
Effect of exchange rates on cash	(9.8)	6.7
Net decrease in cash and cash equivalents	(407.7)	(98.0)

Cash, including cash equivalents at beginning of period	853.9	894.3
Cash, including cash equivalents at end of period	$446.2	$796.3

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2024, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Standards Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance that seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our financial statements and disclosures. The Company does not expect the adoption to have a material impact on the consolidated financial statements and disclosures.

In December 2023, the FASB issued guidance that seeks to enhance income tax disclosures to provide information to better assess how an entity's operations and related tax risks affect its tax rate and prospects for future cash flows. Within the income tax rate reconciliation, the amendment requires disclosure of additional categories and greater detail about individual reconciling items over a specified threshold. It also requires information pertaining to taxes paid to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions over a specified threshold. This guidance is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our financial statements and disclosures, but we do not expect the adoption to have a material impact on the consolidated financial statements other than the expanded footnote disclosure.

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

The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Biologics	36%	37%	37%	36%
Generics	18%	20%	18%	20%
Pharma	26%	25%	25%	26%
Contract-Manufactured Products	20%	18%	20%	18%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
High-Value Product Components	46%	49%	46%	50%
High-Value Product Delivery Devices	11%	12%	11%	10%
Standard Packaging	23%	21%	23%	22%
Contract-Manufactured Products	20%	18%	20%	18%
	100%	100%	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023 certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	43%	44%	43%	44%
Europe, Middle East, Africa	48%	46%	48%	47%
Asia Pacific	9%	10%	9%	9%
	100%	100%	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2023	$21.5
Contract assets, June 30, 2024	22.6
Change in contract assets - increase (decrease)	$1.1

Deferred income, December 31, 2023	$(53.9)
Deferred income, June 30, 2024	(52.2)
Change in deferred income - decrease (increase)	$1.7

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the six months ended June 30, 2024, $24.2 million of revenue was recognized that was included in deferred income at the beginning of the year.

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year are not material as of June 30, 2024.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$111.3	$155.1	$226.6	$295.1
Weighted average common shares outstanding	73.0	74.3	73.3	74.4
Dilutive effect of equity awards, based on the treasury stock method	0.7	1.1	0.7	1.1
Weighted average shares assuming dilution	73.7	75.4	74.0	75.5

During the three months ended June 30, 2024 and 2023, there were 0.3 million and 0.1 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.3 million and 0.1 million antidilutive shares outstanding during the six months ended June 30, 2024 and 2023, respectively.

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

During the three months ended June 30, 2024, we purchased 509,336 shares of our common stock under the program at a cost of $187.1 million, or an average price of $367.48 per share. During the six months ended June 30, 2024, we purchased 1,239,015 shares of our common stock under the program at a cost of $454.1 million, or an average price of $366.53 per share.

During the three months ended June 30, 2023, we purchased 492,710 shares of our common stock under the program at a cost of $173.4 million, or an average price of $351.82 per share. During the six months ended June 30, 2023, we purchased 676,070 shares of our common stock under the program at a cost of $233.5 million, or an average price of $345.33 per share.

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	June 30, 2024	December 31, 2023
Raw materials	$173.7	$172.3
Work in process	81.1	87.3
Finished goods	164.4	175.1
	$419.2	$434.7

Note 6:  Leases

A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: 1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment); and 2) the customer has the right to control the use of the identified asset. Lease payments included in the measurement of the lease right-of-use assets and lease liabilities are comprised of fixed payments (including in-substance fixed payments), variable payments that depend on an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Operating lease cost	$6.1	$4.8	$11.7	$10.7
Finance lease - amortization of right-of-use (ROU) assets	0.3	—	0.3	—
Short-term lease cost	0.6	1.2	1.1	2.5
Variable lease cost	1.9	1.3	3.8	3.0
Total lease cost	$8.9	$7.3	$16.9	$16.2

The following table summarizes the finance lease amounts in the Consolidated Balance Sheets:

	Finance Leases
($ in millions)	Balance Sheet Classification	June 30, 2024
ROU assets, net	Other noncurrent assets	$31.0
Lease liabilities (current)	Other current liabilities	$0.9
Lease liabilities (noncurrent)	Other long-term liabilities	$2.4

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.0	$5.0	$20.3	$9.9
Financing cash flows from finance leases	$22.9	$—	$22.9	$—
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$29.9	$2.9	$34.1	$3.5
Finance Leases	$24.3	$—	$24.3	$—

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 8.6 years and 9.8 years, respectively. As of June 30, 2024, the weighted average remaining lease term for finance leases was 7.6 years. As of December 31, 2023, finance leases were not material.

As of June 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 3.96% and 3.55%, respectively. As of June 30, 2024, the weighted average discount rate for finance leases was 4.94%. As of December 31, 2023, finance leases were not material.

Maturities of operating lease liabilities were as follows:

($ in millions)	June 30,	December 31,
Year	2024	2023
2024 (remaining period as of)	$12.1	$20.9
2025	22.7	18.7
2026	19.8	15.7
2027	15.3	11.2
2028	13.8	9.5
Thereafter	36.2	42.1
	119.9	118.1
Less: imputed lease interest	(15.0)	(15.9)
Total lease liabilities	$104.9	$102.2

Maturities of finance lease liabilities were as follows:

($ in millions)	June 30,
Year	2024
2024 (remaining period as of)	$0.4
2025	0.9
2026	0.9
2027	0.8
2028	0.5
Thereafter	0.1
3.6
Less: imputed lease interest	(0.3)
Total lease liabilities	$3.3

As of December 31, 2023, finance leases were not material.

Note 7:  Affiliated Companies

At June 30, 2024 and December 31, 2023, the aggregate carrying amount of our investment in affiliated companies that are accounted for under the equity method was $191.0 million and $203.2 million, respectively, and the aggregate carrying amount of our investment in affiliated companies that are not accounted for under the equity method was $7.2 million and $6.8 million, respectively. We have elected to record these investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

Our purchases from, and royalty payments made to, affiliates totaled $24.9 million and $53.5 million, respectively, for the three and six months ended June 30, 2024, as compared to $39.9 million and $84.1 million, respectively, for the same period in 2023. As of June 30, 2024 and December 31, 2023, the payable balance due to affiliates was $20.4 million and $25.9 million, respectively. The majority of these transactions related to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows us to purchase and re-sell Daikyo products.

Sales to affiliates were $4.0 million and $7.2 million, respectively, for the three and six months ended June 30, 2024, as compared to $2.7 million and $6.0 million, respectively, for the same periods in 2023. As of June 30, 2024 and December 31, 2023, the receivable balance due from affiliates was $2.4 million and $1.6 million, respectively.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of June 30, 2024.

($ in millions)	June 30, 2024	December 31, 2023
Term Loan, due December 31, 2024 (8.50%)	$79.9	$81.0
Series B notes, due July 5, 2024 (3.82%)	53.0	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	205.9	207.0
Less: unamortized debt issuance costs	0.1	0.2
Total debt	205.8	206.8
Less: current portion of long-term debt	132.9	134.0
Long-term debt, net	$72.9	$72.8

Credit Facility

At June 30, 2024, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility (the “Credit Facility”), including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

At June 30, 2024, we had $79.9 million in borrowings under the Term Loan, of which $79.9 million was classified as current. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2024, we were in compliance with all of our debt covenants.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both June 30, 2024 and December 31, 2023, the total amount of these forward exchange contracts was Singapore Dollar (“SGD”) 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed at various times throughout 2023 and 2024. As of June 30, 2024, the total amount of these forward exchange contracts was Euro ("EUR") 290.2 million, SGD 98.1 million, $178.3 million, and EUR 23.5 million. As of December 31, 2023, the total amount of these forward exchange contracts was EUR 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of June 30, 2024, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	30.5	33.4	—	—
Yen	5,750.0	27.6	11.2	1.4
SGD	41.1	14.9	14.6	—

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. As of June 30, 2024, the notional amount of the cross-currency swap is ¥8.7 billion ($79.9 million) and the swap termination date is December 31, 2024. Under the cross-currency swap, we receive floating interest rate payments based on USD compounded Secured Overnight Financing Rate ("SOFR") plus a margin, in return for paying floating interest rate payments based on Japanese Yen (“Yen”) Tokyo Overnight Average Rate ("TONAR") plus a margin.

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

From November 2017 through June 2024, we purchased several series of call options for a total of 1,079,145 barrels of crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases.

As of June 30, 2024, we had outstanding contracts to purchase 201,801 barrels of crude oil from June 2024 to December 2025, at a weighted-average strike price of $86.26 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2024 and December 31, 2023.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2024	2023	2024	2023
Fair Value Hedges:
Hedged item (intercompany loan)	$2.9	$7.4	$10.4	$9.9	Other expense (income)
Derivative designated as hedging instrument	(2.9)	(8.2)	(10.4)	(10.7)	Other expense (income)
Amount excluded from effectiveness testing	(1.7)	(0.1)	(3.5)	1.1	Other expense (income)
Total	$(1.7)	$(0.9)	$(3.5)	$0.3

We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The expense recognized in earnings, pre-tax, for forward point components for the three and six months ended June 30, 2024 was $1.7 million and $3.5 million, respectively. The income recognized in earnings, pre-tax, for forward point components for the three and six months ended June 30, 2023 was $0.2 million and $1.4 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Fair Value Hedges
Foreign currency hedge contracts	$0.5	$(2.2)	$(0.7)	$1.9	Other expense (income)
Total	$0.5	$(2.2)	$(0.7)	$1.9
Cash Flow Hedges:
Foreign currency hedge contracts	$—	$(0.8)	$(0.1)	$0.4	Net sales
Foreign currency hedge contracts	(3.7)	(2.6)	1.4	0.4	Cost of goods and services sold
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$(3.7)	$(3.4)	$1.3	$0.9
Net Investment Hedges:
Cross-currency swap	$3.8	$5.5	$—	$—	Other expense (income)
Total	$3.8	$5.5	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Fair Value Hedges
Foreign currency hedge contracts	$0.2	$(2.0)	$(0.7)	$1.9	Other expense (income)
Total	$0.2	$(2.0)	$(0.7)	$1.9
Cash Flow Hedges:
Foreign currency hedge contracts	$0.1	$(0.9)	$(0.2)	$1.1	Net sales
Foreign currency hedge contracts	(6.6)	(3.6)	2.6	0.4	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(6.5)	$(4.5)	$2.5	$1.6
Net Investment Hedges:
Cross-currency swap	$8.4	$7.2	$—	$—	Other expense (income)
Total	$8.4	$7.2	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and six months ended June 30, 2024 and June 30, 2023. The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net sales	$(0.1)	$0.4	$(0.2)	$1.1
Cost of goods and services sold	1.4	0.4	2.6	0.4
Interest expense	—	0.1	0.1	0.1

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2024	2023	2024	2023
Commodity call options	$(0.2)	$(0.4)	$(0.1)	$(1.0)	Other expense (income)
Currency forwards	0.1	(0.2)	0.5	(0.2)	Other expense (income)
Total	$(0.1)	$(0.6)	$0.4	$(1.2)

For the three and six months ended June 30, 2024 and 2023, there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.4	$10.4	$—	$—
Foreign currency contracts	7.4	—	7.4	—
Cross-currency swap	25.7	—	25.7	—
Commodity call options	0.7	—	0.7
	$44.2	$10.4	$33.8	$—
Liabilities:
Contingent consideration	$3.8	$—	$—	$3.8
Deferred compensation liabilities	10.6	10.6	—	—
Foreign currency contracts	14.7	—	14.7	—
	$29.1	$10.6	$14.7	$3.8

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.2	$10.2	$—	$—
Foreign currency contracts	5.0	—	5.0	—
Cross-currency swap	18.4	—	18.4	—
Commodity call options	0.6	—	0.6	—
	$34.2	$10.2	$24.0	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	10.4	10.4	—	—
Foreign currency contracts	2.2	—	2.2	—
	$16.2	$10.4	$2.2	$3.6

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities as of June 30, 2024, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of the cross-currency swap, included within other current assets, is valued using a market approach. Please refer to Note 9, Derivative Financial Instruments, for further discussion of our derivatives. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of the contingent consideration liability, within current and long-term liabilities, related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense (income) in our condensed consolidated statements of income. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities.

Other Financial Instruments

We believe that the carrying amounts of our cash and cash equivalents and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of short-term and long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2024, the estimated fair value of short-term and long-term debt was $203.0 million compared to a carrying amount of $205.8 million. At December 31, 2023, the estimated fair value of short-term and long-term debt was $204.4 million and the carrying amount was $206.8 million.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2024:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2023	$—	$2.3	$(10.1)	$(136.0)	$(143.8)
Other comprehensive (loss) income before reclassifications	(6.3)	(0.2)	—	(68.0)	(74.5)
Amounts reclassified out from accumulated other comprehensive (loss) income	1.8	—	(0.4)	—	1.4
Other comprehensive (loss) income, net of tax	(4.5)	(0.2)	(0.4)	(68.0)	(73.1)
Balance, June 30, 2024	$(4.5)	$2.1	$(10.5)	$(204.0)	$(216.9)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2023:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive (loss) income before reclassifications	(6.5)	(0.1)	(0.5)	4.0	(3.1)
Amounts reclassified out from accumulated other comprehensive (loss) income	3.5	—	(0.9)	—	2.6
Other comprehensive (loss) income, net of tax	(3.0)	(0.1)	(1.4)	4.0	(0.5)
Balance, June 30, 2023	$(2.8)	$1.5	$(10.8)	$(171.4)	$(183.5)

A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
Detail of components	2024	2023	2024	2023
(Losses) gains on derivatives:
Foreign currency contracts	$0.1	$(0.6)	$0.2	$(1.3)	Net sales
Foreign currency contracts	(1.8)	(0.6)	(3.4)	(0.6)	Cost of goods and services sold
Foreign currency contracts	1.0	(2.8)	1.0	(2.8)	Other expense (income)
Forward treasury locks	—	—	(0.1)	(0.1)	Interest expense
Total before tax	(0.7)	(4.0)	(2.3)	(4.8)
Tax benefit	0.1	1.2	0.5	1.3
Net of tax	$(0.6)	$(2.8)	$(1.8)	$(3.5)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.2	$0.4	$0.5	$0.8	(a)
Other	—	0.4	—	0.4
Total before tax	0.2	0.8	0.5	1.2
Tax expense	—	(0.2)	(0.1)	(0.3)
Net of tax	$0.2	$0.6	$0.4	$0.9
Total reclassifications for the period, net of tax	$(0.4)	$(2.2)	$(1.4)	$(2.6)

(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2024:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in millions)
Balance, December 31, 2023	75.3	$18.8	$120.2	1.8	$(637.6)	$3,523.4	$(143.8)	$2,881.0
Net income	—	—	—	—	—	115.3	—	115.3
Activity related to stock-based compensation	—	—	(65.0)	(0.2)	79.4	—	—	14.4
Shares purchased under share repurchase program	—	—	—	0.7	(267.0)	—	—	(267.0)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.6)	—	(14.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.5)	(48.5)
Balance, March 31, 2024	75.3	$18.8	$55.2	2.3	$(825.2)	$3,624.1	$(192.3)	$2,680.6
Net income	—	—	—	—	—	111.3	—	111.3
Activity related to stock-based compensation	—	—	(21.7)	(0.1)	32.8	—	—	11.1
Shares purchased under share repurchase program	—	—	—	0.5	(187.1)	—	—	(187.1)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.5)	—	(14.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24.6)	(24.6)
Balance, June 30, 2024	75.3	$18.8	$33.5	2.7	$(979.5)	$3,720.9	$(216.9)	$2,576.8

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2023:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in millions)
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	(50.8)	(0.3)	61.8	—	—	11.0
Shares purchased under share repurchase program	—	—	—	0.2	(60.1)	—	—	(60.1)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	14.6	14.6
Balance, March 31, 2023	75.3	$18.8	$181.4	1.1	$(369.2)	$3,113.6	$(168.4)	$2,776.2
Net income	—	—	—	—	—	155.1	—	155.1
Activity related to stock-based compensation	—	—	(23.2)	(0.2)	41.2	—	—	18.0
Shares purchased under share repurchase program	—	—	—	0.5	(173.4)	—	—	(173.4)
Dividends declared ($0.19 per share)	—	—	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.1)	(15.1)
Balance, June 30, 2023	75.3	$18.8	$158.2	1.4	$(501.4)	$3,254.6	$(183.5)	$2,746.7

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At June 30, 2024, there were 1,339,458 shares remaining in the 2016 Plan for future grants.

During the six months ended June 30, 2024, we granted 85,263 stock options at a weighted average exercise price of $350.28 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $134.93 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.3%; expected life of 6.0 years based on prior experience; stock volatility of 32.0% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the six months ended June 30, 2024, we granted 32,876 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $350.28 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the six months ended June 30, 2024, we granted 7,019 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $350.65 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $4.3 million and $9.3 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, stock-based compensation expense was $7.5 million and $16.0 million, respectively.

Note 14:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Loss on disposal of plant	$—	$2.2	$—	$11.6
Foreign exchange transaction losses	2.0	0.3	3.2	1.2
Contingent consideration	1.0	0.5	2.0	0.8
Asset impairments	0.3	1.5	0.9	3.4
Restructuring and related charges	—	(0.8)	—	(0.8)
Other items	—	0.3	0.3	0.7
Total other expense (income)	$3.3	$4.0	$6.4	$16.9

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

The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2023	$3.0	$—	$3.0
(Credits) Charges	—	—	—
Cash payments	(0.3)	—	(0.3)
Balance, June 30, 2024	$2.7	$—	$2.7

Note 15:  Income Taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $21.9 million and $34.8 million for the three months ended June 30, 2024 and 2023, respectively, and the effective tax rate was 17.0% and 18.8%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for three months ended June 30, 2024 as compared to the same period in 2023.

The provision for income taxes was $38.3 million and $58.4 million for the six months ended June 30, 2024 and 2023, respectively, and the effective tax rate was 15.0% and 17.0%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for six months ended June 30, 2024, as compared to the same period in 2023.

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

There have been no significant changes to commitments and contingencies since December 31, 2023.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net sales:
Proprietary Products	$559.7	$618.0	$1,119.2	$1,201.1
Contract-Manufactured Products	142.4	135.8	278.3	269.3
Consolidated net sales	$702.1	$753.8	$1,397.5	$1,470.4

The following table provides summarized financial information for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Operating profit (loss):
Proprietary Products	$131.0	$194.2	$257.3	$364.9
Contract-Manufactured Products	17.2	14.9	34.3	32.3
Total business segment operating profit	$148.2	$209.1	$291.6	$397.2
Corporate and Unallocated
Stock-based compensation expense	$(4.3)	$(7.5)	$(9.3)	$(16.0)
Corporate general costs (1)	(17.5)	(16.6)	(32.9)	(31.3)
Unallocated Items:
Amortization of acquisition-related intangible assets (2)	(0.2)	(0.2)	(0.4)	(0.4)
Loss on disposal of plant (3)	—	(2.2)	—	(11.6)
Restructuring and other charges (4)	—	(0.1)	—	(0.1)
Total Corporate and Unallocated	(22.0)	(26.6)	(42.6)	(59.4)
Total consolidated operating profit	$126.2	$182.5	$249.0	$337.8
Interest (income) expense, net and other nonoperating (income) expense, net	(2.5)	(2.4)	(7.1)	(5.0)
Income before income taxes and equity in net income of affiliated companies	$128.7	$184.9	$256.1	$342.8

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

(3) During the three and six months ended June 30, 2023, the Company recorded expense of $2.2 million and $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(4) Restructuring and other charges of $0.1 million for both the three and six months ended June 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan.

Please refer to Note 14, Other Expense (Income), for further discussion of certain unallocated items referenced above.

Note 18:  Subsequent Events

On July 2, 2024, the Company entered into the Third Amendment to the Credit Facility Agreement, which amended the Existing Credit Facility Agreement. Among other changes to the existing credit agreement, the Third Amendment established an incremental term loan in the stated principal amount of $130.0 million (the “New Term Loan”), which was fully drawn at closing and matures on July 2, 2027. The entire stated principal amount of the New Term Loan is due at maturity and there is no scheduled amortization prior to such date. Together with cash on hand, proceeds from the New Term Loan were used to repay an outstanding term loan under the Existing Credit Facility Agreement in the principal amount of $79.9 million and to repay an aggregate principal amount of $53.0 million of the Company’s 3.82% Series B Senior Notes due July 5, 2024 issued under that certain Note Purchase Agreement dated as of July 5, 2012.

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

Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2024:

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2024 GAAP	$126.2	$21.9	$111.3	$1.51
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.2	—	0.7	0.01
Three months ended June 30, 2024 adjusted amounts (non-U.S. GAAP)	$126.4	$21.9	$112.0	$1.52

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2024 GAAP	$249.0	$38.3	$226.6	$3.06
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.4	—	1.4	0.02
Six months ended June 30, 2024 adjusted amounts (non-U.S. GAAP)	$249.4	$38.3	$228.0	$3.08

During the three and six months ended June 30, 2024, we recorded a tax benefit of $5.7 million and $16.6 million, respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2023:

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2023 GAAP	$182.5	$34.8	$155.1	$2.06
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.2	—	0.7	0.01
Loss on disposal of plant (2)	2.2	(0.7)	2.9	0.04
Restructuring and other charges (3)	0.1	(0.3)	0.4	—
Three months ended June 30, 2023 adjusted amounts (non-U.S. GAAP)	$185.0	$33.8	$159.1	$2.11

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2023 GAAP	$337.8	$58.4	$295.1	$3.91
Unallocated items:
Amortization of acquisition-related intangible assets (1)	0.4	—	1.4	0.02
Loss on disposal of plant (2)	11.6	(0.7)	12.3	0.16
Restructuring and other charges (3)	0.1	(0.3)	0.4	—
Six months ended June 30, 2023 adjusted amounts (non-U.S. GAAP)	$349.9	$57.4	$309.2	$4.09

During the three and six months ended June 30, 2023, we recorded a tax benefit of $7.7 million and $19.3 million, respectively, associated with stock-based compensation.

(1)During the three and six months ended June 30, 2024 and 2023, the Company recorded $0.2 million and $0.4 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2024 and 2023, the Company recorded $0.5 million and $1.0 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(2)During the three and six months ended June 30, 2023, the Company recorded expense of $2.2 million and $11.6 million, respectively, within other expense (income), as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(3)Restructuring and other charges of $0.1 million for both the three and six months ended June 30, 2023 represents the net impact of an inventory write down of $0.9 million within cost of goods and services sold and a $0.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percentage Change
($ in millions)	2024	2023	As-Reported	Organic
Proprietary Products	$559.7	$618.0	(9.4)%	(8.4)%
Contract-Manufactured Products	142.4	135.8	4.9%	5.4%
Consolidated net sales	$702.1	$753.8	(6.9)%	(5.9)%

Consolidated net sales decreased by $51.7 million, or 6.9%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $6.1 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $1.1 million, consolidated net sales for the three months ended June 30, 2024 decreased by $44.5 million, or 5.9%, as compared to the same period in 2023.

Proprietary Products – Proprietary Products net sales decreased by $58.3 million, or 9.4%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $5.4 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $1.1 million, net sales for the three months ended June 30, 2024 decreased by $51.8 million, or 8.4%, as compared to the same period in 2023, due to a decline in sales of certain high-value product offerings due to customer inventory management, primarily Westar® components, Daikyo Crystal Zenith® and FluroTec® products. These reductions were partially offset by an increase in sales of self-injection device platforms and Envision® products, as well as increased sales prices.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $6.6 million, or 4.9%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.7 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2024 increased by $7.3 million, or 5.4%, as compared to the same period in 2023, primarily due to an increase in sales of components associated with injection-related devices and sales price increases.

The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Percentage Change
($ in millions)	2024	2023	As-Reported	Organic
Proprietary Products	$1,119.2	$1,201.1	(6.8)%	(6.3)%
Contract-Manufactured Products	278.3	269.3	3.3%	3.4%
Consolidated net sales	$1,397.5	$1,470.4	(5.0)%	(4.5)%

Consolidated net sales decreased by $72.9 million, or 5.0%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $2.7 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $4.3 million, consolidated net sales for the six months ended June 30, 2024 decreased by $65.9 million, or 4.5%, as compared to the same period in 2023.

Proprietary Products – Proprietary Products net sales decreased by $81.9 million, or 6.8%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $2.6 million. Excluding foreign currency translation effects and removal of the 2023 sales impact related to one of our plants that was disposed of in the second quarter of 2023 of $4.3 million, net sales for the six months ended June 30, 2024 decreased by $75.0 million, or 6.3%, as compared to the same period in 2023, due to a decline in sales of certain high-value product offerings due to customer inventory management, primarily Westar® components, FluroTec® products and Daikyo Crystal Zenith®. These reductions were partially offset by an increase in sales of NovaPure® products and self-injection device platforms, as well as increased sales prices.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $9.0 million, or 3.3%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.1 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2024 increased by $9.1 million, or 3.4%, as compared to the same period in 2023, primarily due to an increase in sales of components associated with injection-related devices and sales price increases.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Proprietary Products:
Gross profit	$207.0	$271.4	$414.1	$519.2
Gross profit margin	37.0%	43.9%	37.0%	43.2%
Contract-Manufactured Products:
Gross profit	$23.0	$20.9	$46.1	$44.4
Gross profit margin	16.2%	15.4%	16.6%	16.5%
Unallocated items	$—	$(0.9)	$—	$(0.9)
Consolidated gross profit	$230.0	$291.4	$460.2	$562.7
Consolidated gross profit margin	32.8%	38.7%	32.9%	38.3%

Consolidated gross profit decreased by $61.4 million, or 21.1%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $2.2 million. Consolidated gross profit margin decreased by 5.9 margin points for the three months ended June 30, 2024, as compared to the same period in 2023.

Consolidated gross profit decreased by $102.5 million, or 18.2% for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.9 million. Consolidated gross profit margin decreased by 5.4 margin points for the six months ended June 30, 2024, as compared to the same period in 2023.

Proprietary Products - Proprietary Products gross profit decreased by $64.4 million, or 23.7%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $2.1 million. Proprietary Products gross profit margin decreased by 6.9 margin points for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to lower plant absorption from reduced customer demand and an unfavorable mix of products sold. These headwinds were partially offset by increased sales prices.

Proprietary Products gross profit decreased by $105.1 million, or 20.2%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.9 million. Proprietary Products gross profit margin decreased by 6.2 margin points for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to lower plant absorption from reduced customer demand and an unfavorable mix of products sold. These headwinds were partially offset by increased sales prices.

Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $2.1 million, or 10.0%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.1 million. Contract-Manufactured Products gross profit margin increased by 0.8 margin points for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased sales prices.

Contract-Manufactured Products gross profit increased by $1.7 million, or 3.8%, for the six months ended June 30, 2024, as compared to the same period in 2023. Contract-Manufactured Products gross profit margin increased by 0.1 margin points for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Consolidated R&D costs	$17.5	$16.5	$35.1	$33.6

Consolidated R&D costs increased by $1.0 million, or 6.1%, and $1.5 million, or 4.5% for the three and six months ended June 30, 2024, respectively, as compared to the same period in 2023, due to additional research performed to identify new product opportunities. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumables.

All of the R&D costs incurred the three and six months ended June 30, 2024 and 2023 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Proprietary Products	$56.1	$58.9	$116.8	$115.4
Contract-Manufactured Products	6.2	6.1	12.4	12.1
Corporate and unallocated items	20.7	23.4	40.5	46.9
Consolidated SG&A costs	$83.0	$88.4	$169.7	$174.4
SG&A as a % of net sales	11.8%	11.7%	12.1%	11.9%

Consolidated SG&A costs decreased by $5.4 million, or 6.1%, for the three months ended June 30, 2024, as compared to the same period in 2023, due primarily to a decrease in expense related to stock-based compensation, lower annual incentive compensation and a favorable foreign currency translation impact of $0.4 million, offset by increased compensation costs.

Consolidated SG&A costs decreased by $4.7 million, or 2.7%, for the six months ended June 30, 2024, as compared to the same period in 2023, due primarily to a decrease in expense related to stock-based compensation and a favorable foreign currency translation impact of $0.3 million, offset by increased compensation costs and increased costs related to professional services.

Proprietary Products - Proprietary Products SG&A costs decreased by $2.8 million, or 4.8%, for the three months ended June 30, 2024, as compared to the same period in 2023. Proprietary Products SG&A costs decreased primarily due to lower annual incentive compensation and a favorable foreign currency translation impact of $0.4 million, offset by increased compensation costs.

Proprietary Products SG&A costs increased by $1.4 million, or 1.2%, for the six months ended June 30, 2024, as compared to the same period in 2023. Proprietary Products SG&A costs increased primarily due to increased compensation costs and an increase in costs related to professional services, offset by a favorable foreign currency translation impact of $0.3 million.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $0.1 million, or 1.6% for the three months ended June 30, 2024, as compared to the same period in 2023, and increased by $0.3 million, or 2.5% for the six months ended June 30, 2024, as compared to the same period in 2023.

Corporate and unallocated items - Corporate SG&A costs decreased by $2.7 million, or 11.5%, for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in expense related to stock-based compensation and lower annual incentive compensation, offset by increased compensation costs.

Corporate SG&A costs decreased by $6.4 million, or 13.6%, for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in expense related to stock-based compensation, offset by increased compensation costs.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Proprietary Products	$2.4	$1.8	$4.9	$5.3
Contract-Manufactured Products	(0.4)	(0.1)	(0.6)	—
Corporate and unallocated	1.3	2.3	2.1	11.6
Consolidated other expense (income)	$3.3	$4.0	$6.4	$16.9

Other expense and income items consist of a loss on disposal of plant, asset impairments, foreign exchange transaction gains and losses, contingent consideration and miscellaneous income and charges.

Consolidated other expense (income) changed by $0.7 million for the three months ended June 30, 2024, as compared to the same period in 2023, and changed by $10.5 million for the six months ended June 30, 2024, as compared to the same period in 2023, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $0.6 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased losses on foreign exchange transactions being recorded in the three months ended June 30, 2024, as compared to the same period in 2023. This was offset by an increase in asset impairments recorded in the three months ended June 30, 2023, as compared to the same period in 2024.

Proprietary Products other expense (income) changed by $0.4 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to additional asset impairments being recorded in the six months ended June 30, 2023, as compared to the same period in 2024. This was offset by increased losses on foreign exchange transactions and increased contingent consideration expense being recorded in the six months ended June 30, 2024, as compared to the same period in 2023.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.3 million for the three months ended June 30, 2024, as compared to the same period in 2023 and changed by $0.6 million for the six months ended June 30, 2024, as compared to the same period in 2023.

Corporate and unallocated items - Corporate and unallocated items changed by $1.0 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the Company recording expense of $2.2 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, offset by the Company recording a benefit of $0.8 million for revised estimates associated with its restructuring plans in the three months ended June 30, 2023 that did not repeat in 2024.

Corporate and unallocated items changed by $9.5 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the Company recording expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment, offset by the Company recording a benefit of $0.8 million for revised estimates associated with its restructuring plans in the six months ended June 30, 2023 that did not repeat in 2024.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Proprietary Products	$131.0	$194.2	$257.3	$364.9
Contract-Manufactured Products	17.2	14.9	34.3	32.3
Corporate and unallocated items	(22.0)	(26.6)	(42.6)	(59.4)
Consolidated operating profit	$126.2	$182.5	$249.0	$337.8
Consolidated operating profit margin	18.0%	24.2%	17.8%	23.0%
Unallocated items	0.2	2.5	0.4	12.1
Adjusted consolidated operating profit	$126.4	$185.0	$249.4	$349.9
Adjusted consolidated operating profit margin	18.0%	24.5%	17.8%	23.8%

Consolidated operating profit decreased by $56.3 million, or 30.8%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $1.9 million for the three months ended June 30, 2024, as compared to the same period in 2023.

Consolidated operating profit decreased by $88.8 million, or 26.3%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.6 million for the six months ended June 30, 2024, as compared to the same period in 2023.

Proprietary Products - Proprietary Products operating profit decreased by $63.2 million, or 32.5%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $1.7 million, due to the factors described above, most notably lower gross profit driven by lower sales volume and an unfavorable mix of products sold.

Proprietary Products operating profit decreased by $107.6 million, or 29.5%, for the six months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.6 million, due to the factors described above, most notably lower gross profit driven by lower sales volume and an unfavorable mix of products sold.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $2.3 million, or 15.4%, for the three months ended June 30, 2024, as compared to the same period in 2023, including an unfavorable foreign currency translation impact of $0.2 million, due to the factors described above, most notably the increased sales prices.

Contract-Manufactured Products operating profit increased by $2.0 million, or 6.2%, for the six months ended June 30, 2024, as compared to the same period in 2023, due to the factors described above, most notably the increased sales prices.

Corporate and unallocated - Excluding the unallocated items, Corporate costs decreased by $2.3 million, or 9.5%, for the three months ended June 30, 2024, as compared to the same period in 2023, due to the factors described above, most notably the decrease in expense related to stock-based compensation.

Excluding the unallocated items, Corporate costs decreased by $5.1 million, or 10.8%, for the six months ended June 30, 2024, as compared to the same period in 2023, due to the factors described above, most notably the decrease in expense related to stock-based compensation.

For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, and interest income by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest expense	$3.6	$4.0	$7.2	$7.3
Capitalized interest	(2.1)	(1.3)	(4.1)	(2.4)
Interest expense, net	$1.5	$2.7	$3.1	$4.9

Interest income	$(4.0)	$(5.0)	$(10.2)	$(9.8)
Interest expense, net, decreased by $1.2 million, for the three months ended June 30, 2024, as compared to the same period in 2023, and decreased by $1.8 million, for the six months ended June 30, 2024, as compared to the same period in 2023, due to an increase in capitalized interest.

Interest income decreased by $1.0 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the Company having a lower average cash balance in three months ended June 30, 2024, as compared to the same period in 2023. Interest income increased by $0.4 million for the six months ended June 30, 2024, as compared to the same period in 2023, due primarily from 2024 investments in liquid low-risk money market funds or bank deposits in the U.S., Europe, and South America yielding higher interest rates compared to 2023.

Income Tax Expense
The provision for income taxes was $21.9 million and $34.8 million for the three months ended June 30, 2024 and 2023, respectively, and the effective tax rate was 17.0% and 18.8%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for the three months ended June 30, 2024 as compared to the same period in 2023.

The provision for income taxes was $38.3 million and $58.4 million for the six months ended June 30, 2024 and 2023, respectively, and the effective tax rate was 15.0% and 17.0%, respectively. The decrease in the effective tax rate is primarily due to a shift in the forecasted geographic earnings mix, offset by a decrease in the tax benefit related to stock-based compensation for the for the six months ended June 30, 2024, as compared to the same period in 2023.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies decreased by $0.5 million for the three months ended June 30, 2024, as compared to the same period in 2023, due to less favorable operating results at Daikyo.

Equity in net income of affiliated companies decreased by $1.9 million for the six months ended June 30, 2024, as compared to the same period in 2023, due to less favorable operating results at Daikyo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the six months ended June 30:

($ in millions)	2024	2023
Net cash provided by operating activities	$283.2	$307.3
Net cash used in investing activities	$(191.8)	$(164.2)
Net cash used in financing activities	$(489.3)	$(247.8)

Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $24.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decline in operating results, offset by favorable working capital management.

Net Cash Used in Investing Activities – Net cash used in investing activities increased by $27.6 million for the six months ended June 30, 2024, as compared to the same period in 2023, due to an increase in capital expenditures for additional manufacturing capacity to meet customer demand.

Net Cash Used in Financing Activities – Net cash used in financing activities increased by $241.5 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in purchases under our share repurchase program in 2024, as compared to 2023.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$446.2	$853.9
Accounts receivable, net	$479.4	$512.0
Inventories	$419.2	$434.7
Accounts payable	$211.7	$242.4
Debt	$205.8	$206.8
Equity	$2,576.8	$2,881.0
Working capital	$849.3	$1,264.6

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2024 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2024 included $140.9 million of cash held by subsidiaries within the U.S., and $305.3 million of cash held by subsidiaries outside of the U.S. During the six months ended June 30, 2024, we purchased 1,239,015 shares of our common stock under the share repurchase program at a cost of $454.1 million, or an average price of $366.53 per share.

Working capital – Working capital at June 30, 2024 decreased by $415.3 million, or 32.8%, as compared to December 31, 2023, which includes an unfavorable foreign currently translation impact of $23.1 million. Excluding the impact of currency exchange rates, cash and cash equivalents, accounts receivable and total current liabilities decreased by $398.3 million, $22.7 million and $27.7 million, respectively.

The decrease in cash and cash equivalents was due to capital expenditures and share repurchases, offset by cash from operations during the six months ended June 30, 2024. The decrease in accounts receivable is primarily due to reduced net sales leading up to the June 30, 2024 balance sheet date as compared to the December 31, 2023 balance sheet date. The decrease in total current liabilities was primarily caused by a decline in accounts payable and the payout of the 2023 annual incentive plan accrual during the six months ended June 30, 2024.

Debt and credit facilities – The $1.0 million decrease in total debt at June 30, 2024, as compared to December 31, 2023, resulted from debt repayments under our Term Loan.

Our sources of liquidity include our Credit Facility. At June 30, 2024, we had no outstanding borrowings under the Credit Facility. At June 30, 2024, the borrowing capacity available under the Credit Facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2024, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our Credit Facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2023 Annual Report. During the three months ended June 30, 2024, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2024, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2023 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2023 Annual Report.

NEW ACCOUNTING STANDARDS

There were no new accounting standards adopted during the three months ended June 30, 2024, see Note 2, New Accounting Standards.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended June 30, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2024	244,913	$384.04	244,913	200,600,000
May 1 - 31, 2024	217,672	357.64	217,672	122,800,000
June 1 - 30, 2024	46,751	326.54	46,751	107,500,000
Total	509,336	$367.48	509,336	107,500,000

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Our Amended and Restated Articles of Incorporation, effective April 24, 2024, attached hereto as Exhibit 3.1.
3.2
Our Amended and Restated Bylaws, effective October 23, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended September 30, 2023, filed October 26, 2023).

4.1	Form of stock certificate for common stock (incorporated by reference to Exhibit 4 to the Company's 1998 Form 10-K, filed May 6, 1999).
4.2	Articles 5, 7, 8 and 9 of our Amended and Restated Articles of Incorporation, effective April 24, 2024, attached hereto as Exhibit 3.1.
4.3
Articles I and IV of our Bylaws, as amended through October 23, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended September 30, 2023, filed October 26, 2023).

4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1
Third Amendment and Incremental Facility Amendment, dated as of July 2, 2024, among the Company, as borrower's representative, each of the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference from our Form 8-k, filed July 8, 2024).

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

July 25, 2024