Form 10-K
period 2024-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2025-02-18
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $23.9 billion based on the closing price as reported on the New York Stock Exchange.

As of February 6, 2025, there were 72,303,766 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.	Part III

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

Information in this Form 10-K is current as of February 18, 2025, unless otherwise specified.

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

Proprietary Products Segment

Our Proprietary Products reportable segment offers elastomers & primary containment, drug delivery devices, integrated solutions, and analytical lab services, primarily to biologic, generic, and pharmaceutical drug customers. Our packaging products include stoppers and seals for injectable packaging systems, which are designed to help ensure drug compatibility and stability with active drug products, while also supporting operational efficiency for customers. These packaging products also include syringe and cartridge components, including custom solutions for the specific needs of injectable drug applications, as well as administration systems that can enhance the safe delivery of drugs through advanced reconstitution, mixing and transfer technologies. We also provide films, coatings, washing, vision inspection and sterilization processes and services to enhance the quality of our packaging products and mitigate the risk of contamination and compatibility issues.

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

Contract-Manufactured Products Segment

Our Contract-Manufactured Products reportable segment serves as a fully integrated business, focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customers. These products include a variety of custom contract-manufacturing and assembly solutions, which use technologies such as multi-component molding, in-mold labeling, ultrasonic welding, clean room molding, device assembly, and drug handling capabilities. We manufacture customer-owned components and devices used in surgical, diagnostic, ophthalmic, injectable, and other drug delivery systems, as well as consumer products.

We have vast expertise in product design and development, including in-house mold design, process design and validation and high-speed automated assemblies.

This reportable segment has manufacturing facilities in North America and Europe. Please refer to Item 2, Properties, for additional information on our manufacturing and other sites.

International

We have significant operations outside of the United States (“U.S.”), which are managed through the same business segments as our U.S. operations – Proprietary Products and Contract-Manufactured Products. Sales outside of the U.S. accounted for 57.5% of our net sales in 2024.

Although the general business processes are similar to the domestic business, international operations are exposed to additional risks. These risks include currency fluctuations relative to the U.S. Dollar (“USD”) and multiple tax jurisdictions.

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

Intellectual Property

Our intellectual property, including patents, patent applications, trademarks, copyrights, know-how and trade secrets, is important to our business. We own or license intellectual property rights, including know-how and issued patents and pending patent applications in the U.S. and in other countries, which relate to various aspects of our business. In 2024, more than 170 utility and design patents were issued to West across the globe. Certain key value-added and proprietary products and processes are exclusively licensed from Daikyo. We believe, however, that neither our business nor any business segment is wholly dependent on a single intellectual property asset, license, or technology, by itself.

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

Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations did not require material capital expenditures in 2024 and is not expected to have a material effect on our capital expenditures, results of operations and competitive position in 2025 as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see "Item 1A. Risk Factors." There were no required material capital expenditures for adherence to our government-led regulatory standards in our facilities in 2024 outside the normal course of business, and there are currently no needed or planned material expenditures for 2025.

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

Environmental Regulations

We are subject to various national, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no required material capital expenditures for environmental controls in our facilities in 2024 and there are currently no needed or planned material expenditures for 2025.

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

Our ten largest customers accounted for 43.4% of our consolidated net sales in 2024, and one of these customers, individually accounted for more than 10% of consolidated net sales, at 12.3% or $356.4 million, contributing to net sales in both the Proprietary and Contract Manufacturing reporting segments. Please refer to Note 3, Revenue, and Note 19, Segment Information, for additional information on our consolidated net sales.

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

Human Capital Management

Our People

As of December 31, 2024, we employed approximately 10,600 people, excluding contractors and temporary workers, in our operations throughout the world. During 2024, West hired approximately 1,800 new team members and experienced an attrition rate of approximately 17%. The following table presents the approximate percentage of our employees by region:

North America	44%
Europe	41%
Asia Pacific	12%
South America	3%
Total	100%

As of December 31, 2024, the following table presents the approximate percentage of our employees by business unit:

Global Operations	84%
Corporate	6%
Sales and Marketing	4%
Digital & Technology (D&T)	4%
Research & Development	2%
Total	100%

As of December 31, 2024, we had the following global gender demographics:

	Men	Women
West Global Employees	63%	37%

Training, Compliance and Talent Development

We strongly encourage our team members to engage in continuous learning and provide development opportunities to strengthen individual skills and gain new experiences with the goal to build talent from within. We offer resources such as our tuition reimbursement program and our online learning catalog, with more than 46,000 courses available. We centrally manage and organize on-the-job training, instructor-led trainings and online trainings in many different languages and topics through our global Learning Management System.

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

Our focus on talent acquisition, performance management, resource planning and leadership assessment are strongly aligned with our inclusion, collaboration, and innovation strategies, all of which lead to more opportunities, better access to talent and stronger business performance.

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

Health, Safety and Wellness

The health and safety of our team members has always been both a top priority and a cultural value. West's commitment to the safety of our teams starts at the top and is driven throughout our business by every level of management and by every team member across the globe. West has a Health, Safety, and Environment ("HSE") Governance Council consisting of West Leadership Team members and executive operations leaders to monitor and support our HSE process. West’s global HSE team is also a critical component in leading the safety efforts at our sites. Each manufacturing location has dedicated and trained HSE professionals, responsible for general safety oversight and regulatory compliance at the site. Through our SEE-DO-SAY program, we train, empower, and expect our team members to proactively identify and mitigate risk before an incident occurs. Our HSE and employee well-being can also be seen in our focus on quality implementation of proactive Leading Indicator programs and metrics, and team-member-led Hazard Identification programs that help to drive improved Lagging Indicator performance.

Environmental, Social and Governance (“ESG”) Commitment

West has been committed to ESG topics for many years. During 2024, we continued to increase internal and external awareness of our ESG commitment by expanding our education and communication regarding our ESG program and initiatives and more closely integrating ESG considerations into our business processes. Our ESG program includes a senior-level cross-functional ESG team which has been working with executive leadership, our board and other stakeholders to enhance our ESG framework and ensure alignment with our corporate mission, vision and values. Going forward, the ESG program will have an increased focus on compliance, given the increased regulatory requirements, as well as advancing our long-term strategic priorities. Our long-term strategic priorities include focus on talent attraction, retention and engagement; a climate and greenhouse gas ("GHG") reduction strategy that incorporates renewable energy and reduced absolute and intensity emissions; developing a more sustainable and responsible supply chain; research and development that focuses on issues of sustainability including secondary packaging, beneficial reuse and recyclability; and, reduction of waste and water in our operational processes. These areas of focus are in addition to our commitments to safety, quality, business continuity, as well as business compliance and integrity. Additionally, our philanthropic programs are an essential element of our corporate citizenship especially as we focus on the areas of children’s health; access to healthcare; and science, technology, engineering and math education. We are also expanding our philanthropic scope to include more sustainability related initiatives. We solicit input from a variety of stakeholders including employees, customers, and suppliers on ways to improve in these and other ESG areas and see continued progress in these areas as critical to maintaining an engaged and responsible workforce.

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

In Part III of this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2024 fiscal year. Our 2025 Proxy Statement will be available on our website under the caption Investors - Financial - Annual Reports & Proxy when complete.

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

A significant portion of our net sales and earnings are generated internationally. Sales outside of the U.S. accounted for 57.5% of our consolidated net sales in 2024 and we anticipate that sales from international operations will continue to represent a significant portion of our net sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. and we intend to continue our expansion into emerging and/or faster-growing international markets. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

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

We have manufacturing sites throughout the world. In some instances, however, the manufacturing of certain product lines is concentrated in one or only a few of our plants. The functioning of our manufacturing and distribution assets and systems could be disrupted for reasons either within or beyond our control, including, without limitation: extreme weather, water scarcity and other longer-term climatic changes; natural or man-made disasters; pandemic; war; accidental damage; disruption to the supply of material or services; product quality and safety issues; power outages; systems failure; workforce actions; or environmental matters. There is a risk that incident management systems in place may prove inadequate and that any disruption may materially adversely affect our ability to make and sell products and therefore, materially adversely affect our reputation, performance or financial condition.

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

We expect to continue to seek acquisition opportunities that compliment and expand our existing operations. However, we may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies, and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments; and potentially other unknown risks. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill, additional carrying costs of patent or trademark portfolios, and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

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

A loss of or inability to attract key personnel or highly skilled employees could disrupt our operations.

Our future success depends, in large part, on our ability to attract and retain key employees, including our executive officers and individuals in technical, marketing, sales, and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so on a timely basis could disrupt the operations of the unit affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

We may be unable to increase capacity or efficiency at our own manufacturing facilities, which could adversely affect our business, financial condition, and results of operations.

We must adjust our production capacity in accordance with customer demand changes and remain focused on increasing capacity at various facilities through our capital strategy. If we are unable to increase capacity levels at the rate we expect, or if unforeseen costs or other challenges associated with increasing that capacity arise, we may not be able to achieve our financial targets.

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

Significant developments in U.S. tax policies could have a material adverse effect on our business and/or results of operations.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has implemented the Committee of Sponsoring Organizations (“COSO”) Enterprise Risk Management (“ERM”) Framework, which outlines the process by which an organization can view any risk by way of governance and culture, integration into strategy, risk assessments, reviewing capabilities and practices, and monitoring and reporting. This process would apply to the cybersecurity risk as it would any of the other enterprise risks. We follow the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) with layered security controls to help identify, protect against, detect, respond to, and recover from cyber-attacks. To safeguard our information assets, we have put various procedures and technologies in place. For example, our Cybersecurity Incident Response Plan clearly defines roles and responsibilities for the investigation of and response to information security incidents to minimize disruption of critical computing services and operations and prevent the loss or theft of sensitive or mission-critical information. Our plan covers various cyber incidents like ransomware attacks, cyber-intrusions, data loss, denial of service, insider threats, malware attacks, and others. In a material cybersecurity incident, our D&T team, inclusive of our Chief Information Officer and our VP of Cybersecurity and Infrastructure Support, address the threat via established escalation procedures, roles, responsibilities, and communication. Any cybersecurity incident that is declared as a crisis would follow our global Incident and Crisis Response and Management Procedure, which includes escalation to the West Leadership Team and Board of Directors, as deemed necessary pending the materiality of the incident. We have not encountered cybersecurity challenges that have materially impacted our operations or financial condition. In addition, we retain an external cybersecurity consultancy company to assist when a cybersecurity event arises, as needed and, in addition we maintain appropriate cybersecurity liability insurance.

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

Governance

Our approach to cybersecurity begins with our responsibility for strong governance and controls. Security begins at the top of our organization, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. Our diligence and assessment extend beyond West, as the Company performs a cybersecurity assessment when third-party vendors and service providers are onboarded. Throughout the year, we monitor the effectiveness of our third-party vendors' and service providers' control environment, assessing any impact to our Company.. The cybersecurity program is led by our Chief Information Officer and our VP of Cybersecurity and Infrastructure Support, who provide periodic updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reports to the West Leadership Team about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen cybersecurity effectiveness. Additionally, our ERM program enables a portfolio view of the risks inherent in our business, including cybersecurity. The ERM function monitors and reports on these top risks with periodic updates to the Audit Committee and our Board of Directors, annual updates to the Board of Directors, and regular reporting to the West Leadership Team on risk mitigation and response efforts. Security controls and processes are developed and maintained to protect sensitive and confidential information while ensuring availability and integrity.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 530 Herman O. West Drive, Exton, Pennsylvania 19341.

The following table summarizes our facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Type of Facility/ Country	Location	Segment
Manufacturing:
North America
United States of America	Scottsdale, AZ (1) (2)	Proprietary Products
	Tempe, AZ (2)	Contract Manufactured Products and Proprietary Products
	St. Petersburg, FL (1)	Proprietary Products
	Grand Rapids, MI	Contract Manufactured Products
	Kinston, NC	Proprietary Products
	Kearney, NE	Proprietary Products
	Jersey Shore, PA	Proprietary Products
	Williamsport, PA	Contract Manufactured Products
	Cayey, Puerto Rico	Proprietary Products and Contract Manufactured Products

South America
Brazil	Sao Paulo	Proprietary Products

Europe
Denmark	Horsens	Proprietary Products
England	St. Austell	Proprietary Products
France	Le Nouvion	Proprietary Products
Germany	Eschweiler (1) (2)	Proprietary Products
	Stolberg	Proprietary Products
Ireland	Waterford	Proprietary Products
	Dublin (2)	Contract Manufactured Products
Serbia	Kovin	Proprietary Products

Asia Pacific
China	Qingpu	Proprietary Products
India	Sri City	Proprietary Products
Singapore	Jurong (2)	Proprietary Products

Mold-and-Die Tool Shop:
North America
United States of America	Upper Darby, PA	Proprietary Products

Type of Facility/ Country	Location	Segment
Europe
England	Bodmin	Proprietary Products
Germany	Stolberg	Proprietary Products

Contract Analytical Laboratory:
North America
United States of America	Exton, PA	Proprietary Products

Technology Center:
Asia Pacific
India	Bangalore (2)	Proprietary Products, Contract Manufactured Products

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

Name	Age	Position
Bernard J. Birkett	56	Senior Vice President and Chief Financial Officer since April 2024. Senior Vice President and Chief Financial and Operations Officer from July 2022 to April 2024. Senior Vice President and Chief Financial Officer from June 2018 to July 2022. In addition, Treasurer from June 2018 to December 2019 and Principal Accounting Officer from October 2019 to April 2020. Prior to joining West, he spent more than 20 years at Merit Medical Systems, Inc., a leading manufacturer of disposable medical devices, where he served in a number of senior global leadership roles, including Chief Financial Officer and Treasurer, Controller for Europe, Middle East and Africa (EMEA) and Vice President of International Finance.

Annette F. Favorite	60	Senior Vice President and Chief Human Resources Officer since October 2015. Prior to joining West, she spent more than 25 years at IBM Corporation, an information technology services company, in a number of strategic and global human resources roles, including Vice President, Global Talent Management, Vice President of Human Resources for Worldwide Software Sales, and Human Resources Leader for the company’s Southwest European Region, based out of Spain.

Eric M. Green	55	Chair of the Board since May 2022. Chief Executive Officer since April 2015 and President since December 2015. Prior to joining West, he was Executive Vice President and President of the Research Markets business unit at Sigma-Aldrich Corporation from 2013 to 2015. From 2009 to 2013, he served as Vice President and Managing Director, International, where he was responsible for Asia Pacific and Latin America, and prior thereto, held various commercial and operational roles.

Kimberly Banks MacKay	59
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

Cindy Reiss-Clark	51	Chief Commercial Officer since May 2022. Senior Vice President, Global Markets and Commercial Solutions since November 2019. Vice President and General Manger Biologics Market Unit from September 2018 to November 2019. Prior to joining West, she served as Senior Vice President of Global Marketing at Lonza Pharma and Biotech, a leading Contract Development and Manufacturing Business from October 2017 to July 2018. From January 2016 to September 2017, served as Lonza Pharma and Biotech, Senior Vice President of Global Sales. Prior to Lonza, she served for over 15 years in a variety of Commercial leadership roles at SAFC, a division of Sigma-Aldrich Company.

Chad R. Winters	46	Vice President, Finance & Chief Accounting Officer since February 2024. Vice President, Chief Accounting Officer and Corporate Controller from May 2020 to February 2024. Vice President and Corporate Controller from October 2019 to May 2020. Prior to joining West, he served as Senior Vice President of Finance & Accounting and Controller of Amneal Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to Amneal, he held roles of increasing responsibility at the Chemours Company, UGI Corporation, and PricewaterhouseCoopers LLP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WST.” As of February 6, 2025, we had 523 shareholders of record, which excludes beneficial owners whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.

Dividends

We paid a quarterly dividend of $0.19 per share on our common stock in each of the first three quarters of 2023; $0.20 per share in the fourth quarter of 2023 and each of the first three quarters of 2024; and $0.21 per share in the fourth quarter of 2024. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of our Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:

•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
•such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

The following table shows information with respect to purchases of our common stock made during the three months ended December 31, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - 31, 2024	65,531	$297.81	65,531	$35,700,000
November 1 - 30, 2024	52,917	321.15	52,917	18,700,000
December 1 - 31, 2024	54,798	326.64	54,798	800,000
Total	173,246	$314.06	173,246	$800,000

(1) In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program does not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During the three months ended December 31, 2024, we purchased 173,246 shares of our common stock under the program at a cost of $54.4 million, or an average price of $314.06 per share. During the year ended December 31, 2024, we purchased 1,583,032 shares of our common stock under the program at a cost of $560.9 million, or an average price of $354.30 per share.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor's 500 Health Care Index, for the five years ended December 31, 2024. The performance graph is based on historical data and is not indicative of, or intended to forecast, future performance of our common stock.

Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The cumulative shareholder return on our common stock is based on an investment of $100 on December 31, 2019 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested.
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

Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2024 GAAP	$569.9	$107.5	$492.7	$6.69
Unallocated items:
Restructuring and other charges (1)	2.1	0.4	1.7	0.02
Amortization of acquisition-related intangible assets (2)	0.8	0.1	2.8	0.04
Year ended December 31, 2024 adjusted amounts (non-U.S. GAAP)	$572.8	$108.0	$497.2	$6.75

During 2024, we recorded a tax benefit of $19.5 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2023 GAAP	$676.0	$122.3	$593.4	$7.88
Unallocated items:
Restructuring and other charges (1)	(2.0)	(0.9)	(1.1)	(0.02)
Amortization of acquisition-related intangible assets (2)	0.7	0.1	2.8	0.04
Loss on disposal of plant (3)	11.6	(0.7)	12.3	0.16
Cost investment activity (4)	4.3	—	4.3	0.06
Legal settlement (5)	—	(0.9)	(2.9)	(0.04)
Year ended December 31, 2023 adjusted amounts (non-U.S. GAAP)	$690.6	$119.9	$608.8	$8.08

During 2023, we recorded a tax benefit of $32.0 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2022 GAAP	$734.0	$114.7	$585.9	$7.73
Unallocated items:
Restructuring and other charges (1)	23.8	2.0	21.8	0.29
Amortization of acquisition-related intangible assets (2)	0.7	0.1	2.8	0.04
Cost investment activity (4)	3.5	—	3.5	0.05
Pension settlement (6)	—	20.6	31.6	0.42
Royalty acceleration (7)	—	1.3	(1.3)	(0.02)
Tax law changes (8)	—	(5.7)	5.7	0.07
Year ended December 31, 2022 adjusted amounts (non-U.S. GAAP)	$762.0	$133.0	$650.0	$8.58

During 2022, we recorded a tax benefit of $16.5 million associated with stock-based compensation.

(1)During 2024, the Company recorded expense to restructuring and other charges of $2.1 million. The net expense represents the impact of two items, the first of which is $4.6 million of expense recorded within selling, general and administrative expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries. The expense consists primarily of consulting fees, legal expenses, and other one-time costs directly attributable to this plan. This expense was partially offset by a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold. During 2022, the Company recorded expense to restructuring and other charges of $23.8 million, which primarily included a charge of $8.7 million in net severance and post-employment benefits primarily in connection with our plan to adjust our operating cost base and $15.3 million in asset-related charges associated with this plan.

(2)During 2024, 2023 and 2022, the Company recorded $0.8 million, $0.7 million and $0.7 million, respectively, of amortization expense within operating profit associated with an acquisition of an intangible asset during the second quarter of 2020. Additionally, during 2024, 2023 and 2022, the company recorded $2.1 million of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(3)During 2023, the Company recorded expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(4)During 2023 and 2022, the Company recorded cost investment impairment charges of $4.3 million and $3.5 million, respectively.

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

RESULTS OF OPERATIONS

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations. Such items are referred to as other unallocated items for which further information can be found above in the reconciliation from U.S. GAAP to non-U.S. GAAP financial measures. Discussion of the year-over-year changes for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 and the results of operations and cash flows for the fiscal year ended December 31, 2022 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024, and is incorporated herein by reference.

Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Proprietary Products	$2,334.5	$2,397.3	$2,406.8	(2.6%)	(0.4%)
Contract-Manufactured Products	558.7	552.5	480.4	1.1%	15.0%
Intersegment sales elimination	—	—	(0.3)	—%	(100.0%)
Consolidated net sales	$2,893.2	$2,949.8	$2,886.9	(1.9%)	2.2%

Consolidated net sales decreased by $56.6 million, or 1.9%, in 2024, including an unfavorable foreign currency translation impact of $7.0 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $4.3 million, consolidated net sales decreased by $45.3 million, or 1.5%.

Proprietary Products – Proprietary Products net sales decreased by $62.8 million, or 2.6%, in 2024, including an unfavorable foreign currency translation impact of $6.9 million. Excluding foreign currency translation effects and the impact related to the disposal of one of our plants of $4.3 million, net sales decreased by $51.6 million, or 2.2%, due to a decline in sales of certain High-Value Product ("HVP") offerings due to customer inventory management, primarily FluroTec® products, Westar® components and Daikyo® components. These reductions were partially offset by an increase in sales of self-injection device platforms and increased sales prices, which includes approximately $47 million in customer incentives earned in connection with volumes achieved during 2024, as compared to 2023.

Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $6.2 million, or 1.1%, in 2024, including an unfavorable foreign currency translation impact of $0.1 million. Excluding foreign currency translation effects, net sales increased by $6.3 million, or 1.1%, primarily due to an increase in sales of self-injection devices for obesity and diabetes and sales price increases, offset by a decrease in sales of healthcare diagnostic devices.

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

Gross Profit

The following table presents gross profit and related gross margins, consolidated and by reportable segment and by unallocated:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Proprietary Products:
Gross profit	$900.5	$1,034.0	$1,053.3	(12.9%)	(1.8%)
Gross profit margin	38.6%	43.1%	43.8%
Contract-Manufactured Products:
Gross profit	$98.0	$96.0	$82.9	2.1%	15.8%
Gross profit margin	17.5%	17.4%	17.3%
Unallocated items	$—	$(0.8)	$—
Consolidated gross profit	$998.5	$1,129.2	$1,136.2	(11.6%)	(0.6%)
Consolidated gross profit margin	34.5%	38.3%	39.4%

Consolidated gross profit decreased by $130.7 million, or 11.6%, in 2024, including an unfavorable foreign currency translation impact of $2.1 million. Consolidated gross profit margin decreased by 3.8 margin points in 2024.

Proprietary Products – Proprietary Products gross profit decreased by $133.5 million, or 12.9%, in 2024, including an unfavorable foreign currency translation impact of $2.1 million. Proprietary Products gross profit margin decreased by 4.5 margin points in 2024. The decrease is driven by lower plant absorption from reduced customer demand and an unfavorable shift in mix of products sold from HVP Components to HVP Delivery Devices. These headwinds were partially offset by increased sales prices and approximately $47 million in customer incentives earned in connection with volumes achieved during 2024, as compared to 2023.

Contract-Manufactured Products – Contract-Manufactured Products gross profit increased by $2.0 million, or 2.1%, in 2024. Contract-Manufactured Products gross profit margin increased by 0.1 margin points in 2024, primarily due to increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Consolidated R&D costs	$69.1	$68.4	$58.5	1.0%	16.9%

Consolidated R&D costs increased by $0.7 million, or 1.0%, in 2024, as compared to 2023, due to increased depreciation as a result of recent investments and increased salary and wages, offset by lower annual incentive compensation. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumable.

All of the R&D costs incurred during 2024, 2023 and 2022 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Proprietary Products	$231.5	$240.6	$212.6	(3.8%)	13.2%
Contract-Manufactured Products	26.2	24.4	20.9	7.4%	16.7%
Corporate and unallocated items	80.8	88.4	83.4	(8.6%)	6.0%
Consolidated SG&A costs	$338.5	$353.4	$316.9	(4.2%)	11.5%
SG&A as a % of net sales	11.7%	12.0%	11.0%

Consolidated SG&A costs decreased by $14.9 million, or 4.2%, in 2024, including a favorable foreign currency translation impact of $0.5 million, primarily due to lower annual incentive compensation and a decrease in expense related to stock-based compensation, partially offset by increased salary and wages.

Proprietary Products – Proprietary Products SG&A costs decreased by $9.1 million, or 3.8%, in 2024, including a favorable foreign currency translation impact of $0.5 million. Proprietary Products SG&A costs decreased primarily due to lower annual incentive compensation, partially offset by increased salary and wages.

Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $1.8 million, or 7.4%, in 2024, primarily due to increased salary and wages.

Corporate and unallocated items – Corporate SG&A costs decreased by $7.6 million, or 8.6%, in 2024, due primarily to a decrease in expense related to stock-based compensation, lower annual incentive compensation and decreased fees related to professional services, partially offset by increased salary and wages.

Other Expense (Income)

The following table presents other expense and income items, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Proprietary Products	$22.1	$14.9	$(2.2)
Contract-Manufactured Products	(0.5)	(0.5)	1.6
Corporate and unallocated items	(0.6)	17.0	27.4
Consolidated other expense (income)	$21.0	$31.4	$26.8

Other expense and income items consist of a loss on disposal of plant, asset impairments, foreign exchange transaction gains and losses, contingent consideration and miscellaneous income and charges.

Consolidated other expense (income) changed by $10.4 million in 2024 as compared to 2023, due to the factors described below.

Proprietary Products – Proprietary Products other expense (income) changed by $7.2 million in 2024 as compared to 2023, primarily due to increased losses on foreign exchange transactions and increased expense related to contingent consideration being recorded in 2024, as compared to 2023.

Contract-Manufactured Products – Contract-Manufactured Products other expense (income) remained consistent in 2024 as compared to 2023.

Corporate and unallocated items – Corporate and unallocated items changed by $17.6 million in 2024 as compared to 2023. This is primarily due to the Company recording expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment during 2023, which was not repeated in 2024. Additionally, the Company recorded additional asset impairments related to our cost method investments in 2023, as compared to 2024.

Operating Profit

The following table presents operating profit and adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Proprietary Products	$577.8	$710.1	$784.4	(18.6%)	(9.5%)
Contract-Manufactured Products	72.3	72.1	60.4	0.3%	19.4%
Corporate and unallocated	(80.2)	(106.2)	(110.8)	(24.5%)	(4.2%)
Consolidated operating profit	$569.9	$676.0	$734.0	(15.7%)	(7.9%)
Consolidated operating profit margin	19.7%	22.9%	25.4%
Unallocated items	2.9	14.6	28.0
Adjusted consolidated operating profit	$572.8	$690.6	$762.0	(17.1%)	(9.4%)
Adjusted consolidated operating profit margin	19.8%	23.4%	26.4%

Consolidated operating profit decreased by $106.1 million, or 15.7%, in 2024, including an unfavorable foreign currency translation impact of $1.6 million, due to the factors described above.

Proprietary Products – Proprietary Products operating profit decreased by $132.3 million, or 18.6%, in 2024, including an unfavorable foreign currency translation impact of $1.6 million, due to the factors described above, most notably lower gross profit driven by lower sales volume and an unfavorable mix of products sold.

Contract-Manufactured Products – Contract-Manufactured Products operating profit increased by $0.2 million, or 0.3%, in 2024, due to the factors described above, most notably the increased sales prices.

Corporate and unallocated – Excluding the unallocated items, Corporate costs decreased by $14.3 million, or 15.6%, in 2024, due to the factors described above, most notably the decrease in expense related to stock-based compensation and lower annual incentive compensation.

For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2024	2023	2022	2024/2023	2023/2022
Interest expense	$16.2	$14.8	$11.6	9.5%	27.6%
Capitalized interest	(13.2)	(5.8)	(3.7)	127.6%	56.8%
Interest expense, net	$3.0	$9.0	$7.9	(66.7)%	13.9%

Interest income	$(19.6)	$(28.0)	$(5.1)	(30.0)%	449.0%

Interest expense, net, decreased by $6.0 million, or 66.7%, in 2024, primarily due to an increase in capitalized interest.

Interest income decreased by $8.4 million in 2024, due primarily to the Company having a lower average cash balance during 2024, as compared to the same periods in 2023.

Other Nonoperating Expense (Income)

Other nonoperating expense (income) was $1.0 million, $(3.0) million and $51.3 million for the years 2024, 2023, and 2022, respectively. Other nonoperating expense (income) changed by $4.0 million in 2024, primarily due to a benefit from a favorable legal settlement recorded in 2023 that was not repeated in 2024.

Income Taxes

The provision for income taxes was $107.5 million, $122.3 million, and $114.7 million for the years 2024, 2023, and 2022, respectively, and the effective tax rate was 18.4%, 17.5%, and 16.9%, respectively.

The increase in the effective tax rate in 2024 of 0.9% is primarily due to a decrease in the tax benefit related to stock-based compensation in 2024, as compared to 2023, partially offset by a decrease in our tax liability on unremitted earnings of our Germany subsidiaries due to a tax law change in 2024.

Please refer to Note 17, Income Taxes, for further discussion of our income taxes.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies was $14.7 million, $17.7 million, and $20.7 million for the years 2024, 2023, and 2022, respectively. Equity in net income of affiliated companies decreased by $3.0 million, or 16.9%, in 2024, primarily due to less favorable operating results at Daikyo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the years ended December 31:

($ in millions)	2024	2023	2022
Net cash provided by operating activities	$653.4	$776.5	$724.0
Net cash used in investing activities	$(378.7)	$(368.7)	$(288.2)
Net cash used in financing activities	$(622.6)	$(459.6)	$(293.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $123.1 million in 2024, primarily due to a decline in operating results.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $10.0 million in 2024, due to an increase in capital expenditures for additional manufacturing capacity to meet future customer demand.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $163.0 million in 2024, primarily due to increases in purchases under our share repurchase program, increased principal repayments on finance leases and decreased proceeds from stock-based compensation awards in 2024, as compared to 2023.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$484.6	$853.9
Accounts receivable, net	$552.5	$512.0
Inventories	$377.0	$434.7
Accounts payable	$239.3	$242.4
Debt	$202.6	$206.8
Equity	$2,682.3	$2,881.0
Working capital	$987.7	$1,264.6

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2024 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2024 included $94.4 million of cash held by subsidiaries within the U.S. and $390.2 million of cash held by subsidiaries outside of the U.S. For further information on our position regarding permanent reinvestment of foreign subsidiary earnings and profits refer to Note 17, Income Taxes.

Working capital - Working capital at December 31, 2024 decreased by $276.9 million, or 21.9%, as compared to December 31, 2023, which includes an unfavorable foreign currency translation impact of $41.8 million. Excluding the impact of currency exchange rates, cash and cash equivalents, total current liabilities and inventories decreased by $349.0 million, $103.3 million and $42.0 million, respectively, while accounts receivable increased by $58.8 million. The decrease in cash and cash equivalents was due to capital expenditures and share repurchases in 2024, offset by cash collections driven by positive operating results during the period. The decrease in total current liabilities was primarily due to the Company amending its Credit Facility Agreement during 2024. As part of this amendment, all current notes payable and other current debt amounts were repaid. The decrease in inventories and the increase in accounts receivable were both due to increased net sales leading up to the December 31, 2024 balance sheet date as compared to the December 31, 2023 balance sheet date.

Debt and credit facilities - The $4.2 million decrease in total debt at December 31, 2024, as compared to December 31, 2023, is due to the net activity of debt repayments and borrowings as mentioned in Note 10, Debt.

Our sources of liquidity include our multi-currency revolving credit facility. At December 31, 2024, we had no outstanding borrowings under the multi-currency revolving credit facility. At December 31, 2024, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.4 million, was $497.6 million. We do not expect any significant limitations on our ability to access this source of funds. Please refer to Note 10, Debt, for further discussion of our multi-currency revolving credit facility.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2024, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2025.

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

Commitments and Contractual Obligations

Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods, and include the following material items:

•Our business creates a need to enter into various commitments with suppliers, including for the purchase of raw materials and finished goods. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. At December 31, 2024, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $200.7 million, of which $46.7 million is due to be paid in 2025. These purchase commitments are in the normal course of business. The Company previously entered into a material supply agreement for butyl polymers used as a principal raw material in a broad range of the Company’s polymer-based pharmaceutical packaging products.

•Our long-term debt obligations, net of unamortized debt issuance costs including fixed and variable-rate debt, is further discussed in Note 10, Debt.

•Our lease obligations primarily related to land, buildings, and machinery and equipment, with lease terms through 2269 further discussed in Note 6, Leases.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill is tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. A goodwill impairment charge represents the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Considerable management judgment is necessary to estimate fair value. Amounts and assumptions used in our goodwill impairment test, such as future sales, future cash flows and long-term growth rates, are consistent with internal projections and operating plans. Amounts and assumptions used in our goodwill impairment test are also largely dependent on the continued sale of drug products delivered by injection and the packaging of drug products, as well as our timeliness and success in new-product innovation or the development and commercialization of proprietary multi-component systems. Changes in the estimate of fair value, including the estimate of future cash flows, could have a material impact on our future results of operations and financial position. Accounting guidance also allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the quantitative goodwill impairment test. If, based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount, then it would not be necessary to perform the quantitative goodwill impairment test. We elected to follow this guidance for our annual impairment test. Based upon our assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount and determined that it was not necessary to perform the quantitative goodwill impairment test in the current year.

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

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. Factors that could trigger an impairment review include the following: 1) significant under-performance relative to historical or projected future operating results; 2) significant changes in the manner or use of the acquired assets or the strategy of the overall business; 3) significant negative industry or economic trends; and 4) recognition of goodwill impairment charges. If we determine that the carrying value of identifiable intangibles may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount in which the net carrying amount of the assets exceeds the fair values of the assets.

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

Foreign Currency Exchange Risk

Sales outside of the U.S. accounted for 57.5% of our consolidated net sales in 2024. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward exchange contracts to hedge certain transactions or to manage month-end balance sheet exposures on cross-currency intercompany balances.

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of December 31, 2024 the total amount of these forward exchange contracts was Singapore Dollar ("SGD") 421.9 million and $13.4 million. As of December 31, 2023 the total amount of these forward exchange contracts was SGD 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed at various times throughout 2023 and 2024. As of December 31, 2024, the total amount of these forward exchange contracts was Euro ("EUR") 145.3 million and $47.1 million. As of December 31, 2023, the total amount of these forward exchange contracts was EUR 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of December 31, 2024, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	20.8	22.9	—	—
JPY	6,683.7	28.4	14.8	1.8
SGD	39.8	16.9	12.2	—

In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. This cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of December 31, 2024, the notional amount of the cross-currency swap is Japanese Yen ("JPY") 17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the current cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.

A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2024, while not predictive in nature, indicated that a 10% decrease or increase in the foreign currency exchange rates from their level would increase or decrease the fair value of these contracts by $7.0 million or $5.8 million, respectively, the majority of which relates to our hedges of the movement between the Euro and United States Dollar contracts.

Interest Rate Risk

As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of our Term Loan and Series C notes.

The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2025	2026	2027	2028	2029	Thereafter	Carrying Value	Fair Value
Long-Term Debt:
U.S. dollar denominated			$130.0				$130.0	$130.0
Average interest rate - variable			5.68%
U.S. dollar denominated			$73.0				$73.0	$70.9
Average interest rate - fixed			4.02%

A change of 1.0% in variable interest rates would decrease or increase annual interest expense by $1.3 million based on our outstanding debt as of December 31, 2024.

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

We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of December 31, 2024, we had outstanding contracts to purchase 190,773 barrels of crude oil from December 2024 to June 2026, at a weighted-average strike price of $84.70 per barrel.

During 2024, the loss recorded in other expense (income) related to these options was $0.7 million. During 2023, the loss recorded in other expense (income) related to these options was $1.3 million.

A sensitivity analysis of changes in brent crude oil prices indicated that a 10% decrease or increase in pricing would decrease or increase the fair value of our commodity call options by $0.2 million or $0.4 million, respectively, as of December 31, 2024.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2024, 2023 and 2022
(in millions, except per share data)

	2024	2023	2022
Net sales	$2,893.2	$2,949.8	$2,886.9
Cost of goods and services sold	1,894.7	1,820.6	1,750.7
Gross profit	998.5	1,129.2	1,136.2
Research and development	69.1	68.4	58.5
Selling, general and administrative expenses	338.5	353.4	316.9
Other expense (income) (Note 16)	21.0	31.4	26.8
Operating profit	569.9	676.0	734.0
Interest expense	3.0	9.0	7.9
Interest income	(19.6)	(28.0)	(5.1)
Other nonoperating expense (income)	1.0	(3.0)	51.3
Income before income taxes and equity in net income of affiliated companies	585.5	698.0	679.9
Income tax expense	107.5	122.3	114.7
Equity in net income of affiliated companies	(14.7)	(17.7)	(20.7)
Net income	$492.7	$593.4	$585.9

Net income per share:
Basic	$6.75	$7.98	$7.87
Diluted	$6.69	$7.88	$7.73

Weighted average shares outstanding:
Basic	73.0	74.3	74.4
Diluted	73.7	75.3	75.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
Net income	$492.7	$593.4	$585.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $3.6, $1.0, and $2.2	(112.3)	39.4	(47.3)
Defined benefit pension and other postretirement plans:
Net actuarial gain (loss) arising during period, net of tax of $0.3, $0.4, and $(2.4)	1.1	0.8	(9.3)
Settlement effects arising during period, net of tax of $0.0, $0.0, and $20.3	—	0.1	31.9
Less: amortization of actuarial (gain) loss, net of tax of $(0.2), $(0.4), and $(0.1)	(0.8)	(1.3)	(0.5)
Less: amortization of other, net of tax of $0.0, $(0.1), and $0.1	—	(0.3)	0.3
Net gain (loss) on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, and $0.0	0.2	0.7	0.1
Net (loss) gain on derivatives, net of tax of $(0.9), $0.0, and $0.2	(2.5)	(0.2)	1.4
Other comprehensive (loss) income, net of tax	(114.3)	39.2	(23.4)
Comprehensive income	$378.4	$632.6	$562.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2024 and 2023

(in millions, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$484.6	$853.9
Accounts receivable, net	552.5	512.0
Inventories	377.0	434.7
Other current assets	124.0	135.8
Total current assets	1,538.1	1,936.4
Property, plant and equipment	2,985.8	2,738.0
Less: accumulated depreciation and amortization	1,404.2	1,324.7
Property, plant and equipment, net	1,581.6	1,413.3
Operating lease right-of-use assets	104.5	99.2
Investments in affiliated companies	202.1	210.0
Goodwill	106.0	108.5
Intangible assets, net	10.8	15.1
Deferred income taxes	26.0	25.7
Other noncurrent assets	74.3	21.3
Total Assets	$3,643.4	$3,829.5

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other current debt	$—	$134.0
Accounts payable	239.3	242.4
Accrued salaries, wages and benefits	73.5	105.9
Income taxes payable	31.5	16.6
Operating lease liabilities	17.9	17.7
Other current liabilities	188.2	155.2
Total current liabilities	550.4	671.8
Long-term debt	202.6	72.8
Deferred income taxes	20.5	12.7
Pension and other postretirement benefits	28.2	29.6
Operating lease liabilities	81.8	84.5
Deferred compensation benefits	15.4	18.6
Other long-term liabilities	62.2	58.5
Total Liabilities	961.1	948.5

Commitments and contingencies (Note 18)

Equity:
Preferred stock, 3.0 million shares authorized; 0.0 shares issued and outstanding in 2024 and 2023	—	—
Common stock, par value $0.25 per share; 200 million shares authorized; shares issued: 75.3 million in 2024 and 2023; shares outstanding: 72.3 million and 73.5 million in 2024 and 2023	18.8	18.8
Capital in excess of par value	22.1	120.2
Retained earnings	3,956.6	3,523.4
Accumulated other comprehensive loss	(258.1)	(143.8)
Treasury stock, at cost (3.0 million and 1.8 million shares in 2024 and 2023)	(1,057.1)	(637.6)
Total Equity	2,682.3	2,881.0
Total Liabilities and Equity	$3,643.4	$3,829.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2024, 2023 and 2022
(in millions)

	Common shares issued	Common stock	Capital in excess of par value	Number of treasury shares	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2021	75.3	$18.8	$249.0	1.1	$(229.5)	$2,456.7	$(159.6)	$2,335.4
Net Income	—	—	—	—	—	585.9	—	585.9
Activity related to stock-based compensation	—	—	(16.8)	(0.5)	61.4	—	—	44.6
Shares purchased under share repurchase program	—	—	—	0.6	(202.8)	—	—	(202.8)
Dividends declared ($0.74 per share)	—	—	—	—	—	(54.8)	—	(54.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23.4)	(23.4)
Balance, December 31, 2022	75.3	18.8	232.2	1.2	(370.9)	2,987.8	(183.0)	2,684.9
Net income	—	—	—	—	—	593.4	—	593.4
Activity related to stock-based compensation	—	—	(112.0)	(0.7)	171.6	—	—	59.6
Shares purchased under share repurchase program	—	—	—	1.3	(438.3)	—	—	(438.3)
Dividends declared ($0.78 per share)	—	—	—	—	—	(57.8)	—	(57.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	39.2	39.2
Balance, December 31, 2023	75.3	18.8	120.2	1.8	(637.6)	3,523.4	(143.8)	2,881.0
Net income	—	—	—	—	—	492.7	—	492.7
Activity related to stock-based compensation	—	—	(98.1)	(0.4)	141.4	—	—	43.3
Shares purchased under share repurchase program	—	—	—	1.6	(560.9)	—	—	(560.9)
Dividends declared ($0.82 per share)	—	—	—	—	—	(59.5)	—	(59.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(114.3)	(114.3)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
Cash flows from operating activities:
Net income	$492.7	$593.4	$585.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151.8	133.7	116.9
Amortization	3.6	3.6	3.7
Stock-based compensation	18.7	23.3	23.7
Non-cash restructuring charges	—	—	15.3
Pension settlement charges	—	0.1	52.2
Loss on disposal of plant	—	11.6	—
Asset impairments	7.3	9.6	6.2
Deferred income taxes	(3.5)	37.5	(30.8)
Pension and other retirement plans, net	(2.0)	(2.6)	(14.0)
Equity in undistributed earnings of affiliates, net of dividends	(13.4)	(14.3)	(18.1)
Other, net	(4.7)	1.0	(2.0)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(58.8)	4.0	(35.6)
Decrease (increase) in inventories	42.0	(13.5)	(49.8)
(Increase) decrease in other current assets	(5.8)	(21.3)	18.5
Increase (decrease) in accounts payable	2.9	4.4	(2.8)
Changes in other assets and liabilities	22.6	6.0	54.7
Net cash provided by operating activities	653.4	776.5	724.0
Cash flows from investing activities:
Capital expenditures	(377.0)	(362.0)	(284.6)
Other, net	(1.7)	(6.7)	(3.6)
Net cash used in investing activities	(378.7)	(368.7)	(288.2)
Cash flows from financing activities:
Borrowings of long-term debt	164.7	—	—
Repayments of long-term debt	(169.0)	(2.3)	(44.3)
Debt issuance cost	—	—	(1.2)
Principal repayments on finance leases	(23.3)	(0.1)	—
Dividend payments	(59.1)	(57.0)	(54.1)
Excise tax payments	(2.0)	—	—
Proceeds from stock-based compensation awards	25.5	43.9	20.9
Employee stock purchase plan contributions	7.2	7.1	7.3
Shares purchased under share repurchase programs	(560.9)	(438.3)	(202.8)
Shares repurchased for employee tax withholdings	(5.7)	(12.9)	(19.4)
Net cash used in financing activities	(622.6)	(459.6)	(293.6)
Effect of exchange rates on cash	(21.4)	11.4	(10.5)
Net (decrease) increase in cash and cash equivalents	(369.3)	(40.4)	131.7
Cash, including cash equivalents at beginning of period	853.9	894.3	762.6
Cash, including cash equivalents at end of period	$484.6	$853.9	$894.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$0.5	$6.0	$6.6
Income taxes paid, net	$71.4	$90.8	$109.7
Accrued capital expenditures	$53.0	$53.3	$33.2
Dividends declared, not paid	$15.2	$14.8	$14.1

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

Cash and Cash Equivalents: Cash equivalents include money market funds, time deposits and all highly liquid short-term instruments with maturities of three months or less at the time of purchase.

Accounts Receivable: Our accounts receivable balance was net of an allowance for credit losses of $0.8 million at both December 31, 2024 and 2023. Under the current expected credit loss model, we utilize a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions.

Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company provides for cost adjustments for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The following is a summary of inventories at December 31:

($ in millions)	2024	2023
Raw materials	$166.9	$172.3
Work in process	65.2	87.3
Finished goods	144.9	175.1
	$377.0	$434.7

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

Leases: Lease right-of-use assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Lease right-of-use assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Conversely, lease expense for finance leases is a front loaded expense recognition pattern over the lease term. Lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. Please refer to Note 6, Leases, for additional information.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill is tested for impairment at least annually, following the completion of our annual budget and long-range planning process, or whenever circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which is the same as, or one level below, our operating segments. A goodwill impairment charge represents the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Accounting guidance also allows entities to first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, to determine whether it is necessary to perform the quantitative goodwill impairment test. If, based upon our assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount, then it would not be necessary to perform the quantitative goodwill impairment test. We elected to follow this guidance for our annual impairment test. Based upon our assessment, we determined that it was not more likely than not that the fair value of each of our reporting units was less than its carrying amount and determined that it was not necessary to perform the quantitative goodwill impairment test in the current year.

Valuing identifiable intangible assets requires judgment. For example, for recent identifiable customer relationship intangible asset acquisitions, we applied an excess earnings model, which is a form of the income approach. This approach includes projecting revenues and expenses attributable to the existing customers over the remaining economic life of the customer relationships and then subtracting the required return on net tangible assets and any intangible assets used in the business to estimate any residual excess earnings attributable to the customer relationships. The after-tax excess earnings are then discounted to present value using the respective discount rates. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 3 to 25 years and reviewed for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. Factors that could trigger an impairment review include the following: 1) significant under-performance relative to historical or projected future operating results; 2) significant changes in the manner or use of the acquired assets or the strategy of the overall business; 3) significant negative industry or economic trends; and 4) recognition of goodwill impairment charges. If we determine that the carrying value of identifiable intangibles assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount in which the net carrying amount of the assets exceeds the fair values of the assets.

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

Research and Development: Research and development expenditures are for the creation, engineering and application of new or improved products and processes. Expenditures include salaries and outside services for those directly involved in research and development activities and are primarily expensed as incurred.

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

Note 2:  New Accounting Standards

Recently Adopted Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and enhancement of interim disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company has adopted and implemented the applicable disclosure requirements within this annual report.

Standards Issued Not Yet Adopted

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

In November 2024, the FASB issued guidance that seeks to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each of the Company's relevant expense captions; (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on our financial statements and disclosures.

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

The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year are not material as of December 31, 2024.

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

The following table presents the approximate percentage of our net sales by market group:

	2024	2023	2022
Biologics	39%	37%	41%
Generics	17%	20%	18%
Pharma	25%	24%	24%
Contract-Manufactured Products	19%	19%	17%
	100%	100%	100%

The following table presents the approximate percentage of our net sales by product category:

	2024	2023	2022
High-Value Product Components	45%	50%	55%
High-Value Product Delivery Devices	14%	10%	5%
Standard Packaging	22%	21%	23%
Contract-Manufactured Products	19%	19%	17%
	100%	100%	100%

Due to the Company's reassessment of product categories, beginning in the second quarter of 2023, certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	2024	2023	2022
Americas	45%	45%	48%
Europe, Middle East, Africa	46%	46%	43%
Asia Pacific	9%	9%	9%
	100%	100%	100%

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

The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2023	$21.5
Contract assets, December 31, 2024	23.3
Change in contract assets - increase (decrease)	$1.8

Deferred income, December 31, 2023	$(53.9)
Deferred income, December 31, 2024	(53.2)
Change in deferred income - decrease (increase)	$0.7

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. The decrease in deferred income during 2024 was primarily due to the recognition of current year revenue of $94.8 million and the recognition of $37.7 million of revenue that was included in deferred income at the beginning of the year, offset by additional cash payments of $132.8 million received in advance of satisfying future performance obligations.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

(in millions)	2024	2023	2022
Net income	$492.7	$593.4	$585.9
Weighted average common shares outstanding	73.0	74.3	74.4
Dilutive effect of equity awards, based on the treasury stock method	0.7	1.0	1.4
Weighted average shares assuming dilution	73.7	75.3	75.8

During 2024, 2023 and 2022, there were 0.3 million, 0.2 million and 0.2 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. The share repurchase program did not have an expiration date under which we may repurchase common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. The below table summarizes share repurchases under this program during the years ended December 31:

	2024	2023
Shares repurchased	1,583,032	1,265,661
Total cost of repurchases ($ in millions)	$560.9	$438.3
Average price per repurchased share	$354.30	$346.34

In December 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 550,000 shares of our common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. This share repurchase program is expected to be completed by December 31, 2025.

Note 5: Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2024	2023
Land		$27.9	$33.7
Buildings and improvements	15-35	916.1	771.5
Machinery and equipment	5-12	1,229.0	1,136.5
Molds and dies	4-7	169.5	164.5
Computer hardware and software	3-10	232.5	216.6
Construction in progress		410.8	415.2
		$2,985.8	$2,738.0

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $151.8 million, $133.7 million and $116.9 million, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2024, 2023 and 2022 was $13.2 million, $5.8 million and $3.7 million, respectively.

Note 6: Leases

As of December 31, 2024, we had leases primarily related to land, buildings, and machinery and equipment, with lease terms through 2269. Certain of our leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one year or more. At this time, the Company is not able to assert whether any of these options will be exercised.

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

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Lease payments included in the measurement of the lease right-of-use assets and lease liabilities are comprised of fixed payments (including in-substance fixed payments), variable payments that depend on an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

The components of lease expense were as follows:

($ in millions)	2024	2023	2022
Operating lease cost	$24.2	$20.3	$15.5
Finance lease - amortization of right-of-use (ROU) assets	0.9	—	—
Finance lease - interest on lease liabilities	0.1	—	—
Short-term lease cost	2.5	6.1	1.3
Variable lease cost	9.0	5.5	6.8
Total lease cost	$36.7	$31.9	$23.6

As of December 31, 2023, finance leases were not material. The following table summarizes the finance lease amounts in the consolidated balance sheets as of December 31, 2024:

		December 31,
($ in millions)	Balance Sheet Classification	2024
ROU assets, net	Other noncurrent assets	$29.7
Lease liabilities (current)	Other current liabilities	$0.9
Lease liabilities (noncurrent)	Other long-term liabilities	$2.1

Supplemental information related to leases was as follows:

($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32.5	$19.1	$13.3
Operating cash flows from finance leases	$0.1	$—	$—
Financing cash flows from finance leases	$23.3	$0.1	$—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$41.2	$10.7	$47.6
Finance leases	$24.6	$—	$—

As of December 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 8.3 years and 9.8 years. As of December 31, 2024, the weighted average remaining lease term for finance leases was 6.3 years. As of December 31, 2023, finance leases were not material.

As of December 31, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 3.99% and 3.55%, respectively. As of December 31, 2024, the weighted average discount rate for finance leases was 4.80%. As of December 31, 2023, finance leases were not material.

Maturities of lease liabilities as of December 31, 2024 were as follows:

($ in millions)	Operating	Finance
Year	Leases	Leases
2025	$23.4	$0.9
2026	20.7	0.9
2027	16.3	0.9
2028	14.9	0.5
2029	11.5	0.1
Thereafter	26.3	—
	113.1	3.3
Less: imputed lease interest	(13.4)	(0.3)
Total lease liabilities	$99.7	$3.0

Practical Expedients and Exemptions

We have elected to adopt practical expedients around the combination of lease and non-lease components and the portfolio approach relating to discount rates. These practical expedients were applied consistently to all leases.

We have elected not to recognize lease right-of-use assets and lease liabilities for all short-term leases (leases with an initial lease term of 12 months or less). We recognize the lease payments associated with our short-term leases as an expense over the lease term.

Note 7: Affiliated Companies

At December 31, 2024, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast S.A. de C.V.	Mexico	49%
Pharma Tap S.A. de C.V.	Mexico	49%
Pharma Rubber S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. ("Daikyo")	Japan	49%

The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	December 31,	December 31
($ in millions)	2024	2023
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$194.9	$203.2
Non-equity method affiliates	7.2	6.8
Total investments in affiliated companies	$202.1	$210.0

We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	December 31,	December 31
($ in millions)	2024	2023
Payables due to affiliates	$18.7	$25.9
Receivables due from affiliates	$2.5	$1.6

The following table summarizes the Company's affiliate transactions:

(in millions)	2024	2023	2022
Purchases from (and payments to) affiliates	$110.0	$142.5	$167.6
Sales to affiliates	$15.3	$11.2	$14.2
Unremitted income of affiliates	$161.4	$148.0	$133.6
Dividends received from affiliates	$1.3	$3.4	$2.6
Equity in unrealized (gains) losses of Daikyo's investments & derivatives	$2.4	$2.2	$1.6

The majority of the purchase transactions listed above relate to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.

Note 8: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Proprietary Products	Contract-Manufactured Products	Total
Balance, December 31, 2022	$77.9	$29.4	$107.3
Foreign currency translation	1.0	0.2	1.2
Balance, December 31, 2023	78.9	29.6	108.5
Foreign currency translation	(2.1)	(0.4)	(2.5)
Balance, December 31, 2024	$76.8	$29.2	$106.0

As of December 31, 2024, we had $0.1 million of accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2024			2023
($ in millions)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents and licensing	$24.7	$(23.0)	$1.7	$24.8	$(21.8)	$3.0
Technology	3.3	(2.7)	0.6	3.3	(2.5)	0.8
Trademarks	1.2	(1.2)	—	1.2	(1.2)	—
Customer relationships	38.9	(30.8)	8.1	39.5	(29.0)	10.5
Customer contracts	8.0	(7.6)	0.4	8.0	(7.2)	0.8
	$76.1	$(65.3)	$10.8	$76.8	$(61.7)	$15.1

The cost basis of intangible assets includes a foreign currency translation loss of $0.7 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $3.6 million, $3.6 million and $3.7 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2025 - $2.8 million, 2026 - $2.5 million, 2027 - $2.3 million, 2028 - $1.7 million and 2029 - $0.9 million.

Note 9: Other Current Liabilities

Other current liabilities as of December 31 included the following:

($ in millions)	2024	2023
Deferred income	$49.6	$41.7
Accrued commissions, rebates & royalties	24.6	22.4
Short term derivative instruments	17.4	2.1
Dividends payable	15.2	14.8
Accrued taxes other than income	12.9	9.2
Accrued retirement plans (excl. pension)	12.6	10.9
Accrued professional services	6.8	5.1
International value added tax payable	6.0	5.2
Restructuring and severance related charges	1.6	3.8
Accrued interest	1.6	2.6
Other	39.9	37.4
Total other current liabilities	$188.2	$155.2

Note 10:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities, at December 31. The interest rates shown in parentheses are as of the corresponding balance sheet date reflected in the table below.

($ in millions)	2024	2023
Term Loan, due July 2, 2027 (5.68%)	$130.0	$—
Term Loan, due December 31, 2024 (6.32%)	—	81.0
Series B notes, due July 5, 2024 (3.82%)	—	53.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	207.0
Less: unamortized debt issuance costs for Term Loan and Series notes	0.4	0.2
Total debt	202.6	206.8
Less: current portion of long-term debt	—	134.0
Long-term debt, net	$202.6	$72.8

Multi-Currency Revolving Credit Facility

In March 2022, we amended and extended the existing multi-currency revolving credit facility (entered into in March 2019), which was scheduled to expire in March 2024, from $300.0 million to a $500.0 million senior unsecured revolving credit facility by entering into a Second Amendment and Joinder and Assumption Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires March 2027, contains a senior unsecured, multi-currency revolving credit facility of $500.0 million, with sublimits of up to $50.0 million for swing line loans for Domestic Borrowers in U.S. dollars and a $40.0 million swing line loan for West Pharmaceuticals Services Holding GmbH and up to $50.0 million for the issuance of standby letters of credit. The multi-currency revolving credit facility may be increased from time-to-time by the greater of (a) $929.0 million or (b) EBITDA for the preceding twelve-month period in the aggregate through an increase in the multi-currency revolving credit facility, subject to the satisfaction of certain conditions. Borrowings under the credit facility bear interest, at the Company’s option, at either: (a) the Term Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus an applicable margin; or (b) a base rate defined as the highest of: (i) the Bank of America “prime rate”; (ii) the Federal Funds effective rate plus 0.50%; and (iii) Term SOFR plus 1.00%. The applicable margin is based on the ratio of the Company’s Net Consolidated Debt to its modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for Term SOFR loans. The Amended Credit Agreement contains financial covenants providing that the Company shall not permit the ratio of the Company’s Net Consolidated Debt to its Modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Amended Credit Agreement, upon the occurrence of a Qualified Acquisition for each of the four fiscal quarters of the Company immediately following such Qualified Acquisition, the ratio set forth above shall be increased to 4.0 to 1. The Amended Credit Agreement also contains customary limitations on liens securing indebtedness of the Company and its subsidiaries, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. As of December 31, 2024 and 2023, total unamortized debt issuance costs of $1.0 million and $1.0 million, respectively, were recorded in other current assets and other noncurrent assets and are being amortized as additional interest expense over the term of the multi-currency revolving credit facility.

At December 31, 2024, we had no outstanding borrowings under the multi-currency revolving credit facility. At December 31, 2024, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.4 million, was $497.6 million.

Term Loan

On July 2, 2024, the Company entered into the Third Amendment to the Credit Facility Agreement, which amended the Existing Credit Facility Agreement (entered into in December 2019). Among other changes to the existing credit agreement, the Third Amendment established an incremental term loan in the stated principal amount of $130.0 million (the “New Term Loan”), which was fully drawn at closing and matures on July 2, 2027. The entire stated principal amount of the New Term Loan is due at maturity and there is no scheduled amortization prior to such date. Together with cash on hand, proceeds from the New Term Loan were used to repay an outstanding term loan under the Existing Credit Facility Agreement in the principal amount of $79.9 million prior to its December 31, 2024 maturity date and to repay an aggregate principal amount of $53.0 million of the Company’s 3.82% Series B Senior Notes due July 5, 2024 issued under that certain Note Purchase Agreement dated as of July 5, 2012. Interest accrues on the New Term Loan based on a term secured overnight financing rate (“SOFR”) or a base rate, at the Company’s option, plus a margin ranging from 1.250% to 1.625% for SOFR interest rates and 0.250% to 0.625% for base rates according to the Company’s net leverage ratio as defined in the Amended Credit Agreement. Interest rates based on a term SOFR rate is also subject to a credit spread adjustment of 10 basis points. At closing, the Company elected for the New Term Loan to accrue interest at a 3-month term SOFR rate plus a margin of 1.250%. As of December 31, 2024, there were unamortized debt issuance costs remaining of $0.3 million which are being amortized as additional interest expense over the term of the New Term Loan. As of December 31, 2023, there were unamortized debt issuance costs remaining of $0.1 million, which were amortized as additional interest expense over the term of the Term Loan (entered into in December 2019).

At December 31, 2024, we had $130.0 million in borrowings under the New Term Loan which were classified as long-term. Please refer to Note 11, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.

Private Placement

In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The weighted average of the coupon interest rates on the Notes outstanding as of December 31, 2024 is 3.94%. As of December 31, 2024 and 2023, there were unamortized debt issuance costs remaining of $0.1 million and $0.1 million, respectively, which are being amortized as additional interest expense over the term of the Notes.

Covenants

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2024, we were in compliance with all of our debt covenants.

Interest costs incurred during 2024, 2023 and 2022 were $16.2 million, $14.8 million and $11.6 million, respectively. The aggregate annual maturities of long-term debt, excluding unamortized debt issuance costs, are as follows: $0.0 million in 2025 and 2026, $203.0 million in 2027 and $0.0 million in 2028 and thereafter.

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

Foreign Currency Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of December 31, 2024 the total amount of these forward exchange contracts was Singapore Dollar ("SGD") 421.9 million and $13.4 million. As of December 31, 2023 the total amount of these forward exchange contracts was SGD 601.5 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed at various times throughout 2023 and 2024. As of December 31, 2024, the total amount of these forward exchange contracts was Euro ("EUR") 145.3 million and $47.1 million. As of December 31, 2023, the total amount of these forward exchange contracts was EUR 278.6 million and SGD 94.0 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies.

As of December 31, 2024, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	20.8	22.9	—	—
JPY	6,683.7	28.4	14.8	1.8
SGD	39.8	16.9	12.2	—

In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. This cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of December 31, 2024, the notional amount of the cross-currency swap is Japanese Yen ("JPY") 17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the current cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.

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

We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of December 31, 2024, we had outstanding contracts to purchase 190,773 barrels of crude oil from December 2024 to June 2026, at a weighted-average strike price of $84.70 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 12, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2024 and 2023.

The following table summarizes the effects of derivative instruments designated as fair value hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2024	2023	2022
Fair Value Hedges:
Hedged item (intercompany loan)	$1.6	$(0.3)	$(28.3)	Other expense (income)
Derivative designated as hedging instrument	(1.6)	0.3	28.3	Other expense (income)
Amount excluded from effectiveness testing	(5.9)	(1.4)	5.2	Other expense (income)
Total	$(5.9)	$(1.4)	$5.2

We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The expense recognized in earnings, pre-tax, for forward point components for the years ended December 31, 2024 and 2023 was $5.9 million and $0.2 million, respectively. The income recognized in earnings, pre-tax, for forward point components for the year ended December 31, 2022 was $4.0 million. We expect to recognize an expense of $0.3 million in earnings, pre-tax, for forward point components in 2025.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on OCI and earnings, net of tax, for the years ended December 31:

	Amount of Gain (Loss) Recognized in OCI
($ in millions)	2024	2023	2022
Fair Value Hedges:
Foreign currency hedge contracts	$0.2	$(2.0)	$1.3
Total	$0.2	$(2.0)	$1.3
Cash Flow Hedges:
Foreign currency hedge contracts (hedges of net sales)	$1.1	$(0.8)	$0.3
Foreign currency hedge contracts (hedges of cost of goods and services sold)	(6.9)	(4.0)	(1.1)
Forward treasury locks	—	—	—
Total	$(5.8)	$(4.8)	$(0.8)
Net Investment Hedges:
Cross-currency swap	$6.8	$8.6	$9.1
Total	$6.8	$8.6	$9.1

	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income			Location of (Gain) Loss Reclassified from Accumulated OCI into Income
($ in millions)	2024	2023	2022
Fair Value Hedges:
Foreign currency hedge contracts	$(0.7)	$2.9	$(1.6)	Other expense (income)
Total	$(0.7)	$2.9	$(1.6)
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.5)	$1.3	$(1.2)	Net sales
Foreign currency hedge contracts	4.2	2.2	3.5	Cost of goods and services sold
Forward treasury locks	0.1	0.2	0.2	Interest expense
Total	$3.8	$3.7	$2.5
Net Investment Hedges:
Cross-currency swap	—	—	—	Other expense (income)
Total	$—	$—	$—

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

($ in millions)	2024	2023	2022
Net sales	$(0.5)	$1.3	$(1.2)
Cost of goods and services sold	$4.2	$2.2	$3.5
Interest expense	$0.1	$0.2	$0.2

The following table summarizes the effects of derivative instruments not designated as hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2024	2023	2022
Commodity call options	$(0.7)	$(1.3)	$1.5	Other expense (income)
Currency forwards	(2.5)	0.1	—	Other expense (income)
Total	$(3.2)	$(1.2)	$1.5

During 2024, 2023 and 2022 there was no material ineffectiveness related to our hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.1	$11.1	$—	$—
Money market funds	117.6	117.6	—	—
Time deposits	71.3	—	71.3	—
Foreign currency contracts	17.3	—	17.3	—
Cross-currency swap	23.6	—	23.6	—
Commodity call options	0.3	—	0.3	—
	$241.2	$128.7	$112.5	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	11.2	11.2	—	—
Foreign currency contracts	18.3	—	18.3	—
	$32.5	$11.2	$18.3	$3.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.2	$10.2	$—	$—
Money market funds	404.4	404.4	—	—
Time deposits	47.9	—	47.9	—
Foreign currency contracts	5.0	—	5.0	—
Cross-currency swap	18.4	—	18.4	—
Commodity call options	0.6	—	0.6	—
	$496.7	$424.8	$71.9	$—
Liabilities:
Contingent consideration	$3.6	$—	$—	$3.6
Deferred compensation liabilities	10.4	10.4	—	—
Foreign currency contracts	2.2	—	2.2	—
	$16.2	$10.4	$2.2	$3.6

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. Money market funds are included within cash and cash equivalents and are valued based on quoted market prices in active markets, with no valuation adjustment. Time deposits are included within cash and cash equivalents and are valued using relevant observable market inputs including quoted prices for similar assets and interest rate curves. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of the contingent consideration liability, within current and long-term liabilities, related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of the cross-currency swap, included within other non-current assets as of December 31, 2024 and other current assets as of December 31, 2023, is valued using a market approach. Please refer to Note 11, Derivative Financial Instruments, for further discussion of our derivatives.

Other Financial Instruments

We believe that the carrying amounts of our cash and accounts receivable approximate their fair values due to their near-term maturities.

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At December 31, 2024, the estimated fair value of long-term debt was $200.5 million compared to a carrying amount of $202.6 million. At December 31, 2023, the estimated fair value of short-term and long-term debt was $204.4 million and the carrying amount was $206.8 million. As of December 31, 2024, all debt is long-term.

Note 13: Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Derivatives	Equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2021	$(1.2)	$1.5	$(31.8)	$(128.1)	$(159.6)
Other comprehensive (loss) income before reclassifications	0.5	0.1	(9.3)	(47.3)	(56.0)
Amounts reclassified out	0.9	—	31.7	—	32.6
Other comprehensive (loss) income, net of tax	1.4	0.1	22.4	(47.3)	(23.4)
Balance, December 31, 2022	0.2	1.6	(9.4)	(175.4)	(183.0)
Other comprehensive income (loss) before reclassifications	(6.8)	0.7	0.8	39.4	34.1
Amounts reclassified out	6.6	—	(1.5)	—	5.1
Other comprehensive income (loss), net of tax	(0.2)	0.7	(0.7)	39.4	39.2
Balance, December 31, 2023	—	2.3	(10.1)	(136.0)	(143.8)
Other comprehensive (loss) income before reclassifications	(5.6)	0.2	1.1	(112.3)	(116.6)
Amounts reclassified out	3.1	—	(0.8)	—	2.3
Other comprehensive (loss) income, net of tax	(2.5)	0.2	0.3	(112.3)	(114.3)
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)

A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2024	2023	2022	Location on Statement of Income
Gains (losses) on derivatives:
Foreign currency contracts	$0.5	$(1.5)	$1.4	Net sales
Foreign currency contracts	(5.5)	(3.1)	(4.1)	Cost of goods and services sold
Foreign currency contracts	1.0	(4.2)	2.4	Other expense (income)
Forward treasury locks	(0.1)	(0.3)	(0.3)	Interest expense
Total before tax	(4.1)	(9.1)	(0.6)
Tax benefit (expense)	1.0	2.5	(0.3)
Net of tax	$(3.1)	$(6.6)	$(0.9)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$1.0	$1.7	$0.6	(a)
Settlements	—	(0.1)	(52.2)	(a)
Other	—	0.4	(0.4)	(a)
Total before tax	1.0	2.0	(52.0)
Tax (expense) benefit	(0.2)	(0.5)	20.3
Net of tax	$0.8	$1.5	$(31.7)
Total reclassifications for the period, net of tax	$(2.3)	$(5.1)	$(32.6)

(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 15, Benefit Plans, for additional details.

Note 14:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At December 31, 2024, there were 1.3 million shares remaining in the 2016 Plan for future grants.

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

The following table summarizes our stock-based compensation expense recorded within selling, general and administrative expenses for the years ended December 31:

($ in millions)	2024	2023	2022
Stock option and appreciation rights	$11.0	$11.3	$5.6
Performance share units	2.2	5.9	15.6
Employee stock purchase plan	1.3	1.3	1.3
Deferred compensation plans and restricted share awards	4.2	4.8	1.2
Total stock-based compensation expense	$18.7	$23.3	$23.7

The Company estimates expected forfeitures. The amount of unrecognized compensation expense for all non-vested awards as of December 31, 2024 was $25.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock options granted to employees vest in equal increments. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.

The following table summarizes changes in outstanding options:

(in millions, except per share data)	Stock Options	Weighted Average Exercise Price
Options outstanding, January 1, 2024	1.4	$145.40
Granted	0.1	348.25
Exercised	(0.3)	77.88
Forfeited	0.0	331.97
Options outstanding, December 31, 2024	1.2	$176.37

Options vested and expected to vest, December 31, 2024	1.1	$172.07
Options vested and exercisable, December 31, 2024	0.9	$137.48

As of December 31, 2024, the weighted average remaining contractual life of options outstanding and of options exercisable was 4.6 years and 3.7 years, respectively. As of December 31, 2024, the aggregate intrinsic value of total options outstanding was $182.0 million, of which $178.7 million represented vested options.

The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2024, 2023 and 2022: a risk-free interest rate of 4.3%, 4.1%, and 1.8%, respectively; stock volatility of 32.0%, 29.8%, and 25.1%, respectively; and dividend yields of 0.3%, 0.3%, and 0.2%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6.0 years for 2024, 5.7 years for 2023 and 5.6 years for 2022. The weighted average grant date fair value of options granted in 2024, 2023 and 2022 was $134.25, $108.95 and $96.43, respectively. Stock option expense is recognized over the vesting period, net of forfeitures.

For the years ended December 31, 2024, 2023 and 2022, the intrinsic value of options exercised was $90.5 million, $151.0 million and $60.1 million, respectively. The grant date fair value of options vested during those same periods was $10.8 million, $8.6 million and $8.8 million, respectively.

Performance Awards

In addition to stock options, we grant performance share unit (“PSU”) awards to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock, whereas recipients of cash-settled PSU awards are entitled to receive a payment in cash per unit based on the fair market value of a share of our common stock at the end of the performance period.

The following table summarizes changes in our outstanding stock-settled PSU awards:

	Units	Weighted Average Fair Value
Non-vested stock-settled PSU awards, January 1, 2024	98,441	$334.03
Granted at target level	34,484	348.20
Adjustments above/(below) target	2,523	339.07
Vested and converted	(35,388)	350.18
Forfeited	(6,686)	331.62
Non-vested stock-settled PSU awards, December 31, 2024	93,374	$326.56

Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures. The weighted average grant date fair value of stock-settled PSU awards granted during the years 2024, 2023 and 2022 was $348.20, $306.97 and $362.40, respectively. Including forfeiture and target achievement expectations, we expect that the stock-settled PSU awards, for which the performance period has completed, will convert to 7,946 shares to be issued during 2025.

As described above, certain eligible employees are entitled to cash-settled PSU awards. The fair value of these cash-settled PSU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, cash-settled PSU awards are recorded within other long-term liabilities. The amount of cash-settled PSU awards granted during the years 2024, 2023 and 2022 were immaterial.

Employee Stock Purchase Plan

We also offer an Employee Stock Purchase Plan (“ESPP”), which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee’s base salary, not to exceed $25,000 in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 25,237 shares, 23,955 shares and 27,894 shares for the years 2024, 2023 and 2022, respectively. At December 31, 2024, there were 3.7 million shares available for issuance under the ESPP.

Deferred Compensation Plans and Restricted Share Awards

Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash or stock retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the end of each reporting period. In addition, annual stock awards are granted on the date of our annual meeting and are distributed in shares of common stock at the next annual meeting, unless deferred. In 2024, 2023 and 2022, we granted 6,064, 6,160 and 4,827 deferred stock awards with weighted average grant-date fair values of $386.03, $357.00 and $300.78, respectively.

As of December 31, 2024, the two deferred compensation plans held a total of 332,897 deferred stock units, including 8,851 units to be paid in cash. As of December 31, 2023, the two deferred compensation plans held a total of 352,541 deferred stock units, including 8,931 units to be paid in cash.

During 2024, 2023 and 2022, we granted 9,660, 8,343 and 9,648 stock-settled restricted share unit (“RSU”) awards, respectively, at weighted grant-date fair values of $339.32, $314.06 and $310.52 per share, respectively, to employees under the 2016 Plan. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Note 15:  Benefit Plans

Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $23.2 million for 2024, $22.7 million for 2023 and $22.8 million for 2022.

Pension and Other Retirement Benefits

The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost	$1.2	$1.1	$1.5	$—	$—	$—
Interest cost	2.1	2.4	4.2	0.2	0.2	0.2
Expected return on plan assets	(1.3)	(1.2)	(6.1)	—	—	—
Amortization of actuarial loss (gain)	0.6	0.6	1.3	(1.6)	(2.0)	(1.9)
Settlement loss	—	0.1	52.2	—	—	—
Other	1.0	0.3	1.0	—	0.4	0.4
Net periodic benefit cost	$3.6	$3.3	$54.1	$(1.4)	$(1.4)	$(1.3)
Other changes in plan assets and benefit obligations recognized in OCI, pre-tax:
Net (gain) loss arising during period	$(0.7)	$(1.4)	$16.0	$(0.5)	$(0.5)	$(2.0)
Amortization of actuarial (loss) gain	(0.6)	(0.3)	(1.3)	1.6	2.0	1.9
Settlement loss	—	(0.1)	(52.2)	—	—	—
Foreign currency translation	(0.2)	0.7	(2.3)	—	—	—
Other	—	0.4	—	—	—	(0.4)
Total recognized in OCI	$(1.5)	$(0.7)	$(39.8)	$1.1	$1.5	$(0.5)
Total recognized in net periodic benefit cost and OCI	$2.1	$2.6	$14.3	$(0.3)	$0.1	$(1.8)

Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2024	2023	2022	2024	2023	2022
U.S. plans	$1.1	$0.8	$51.7	$(1.4)	$(1.4)	$(1.3)
International plans	2.5	2.5	2.4	—	—	—
Net periodic benefit cost	$3.6	$3.3	$54.1	$(1.4)	$(1.4)	$(1.3)

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

During 2024 and 2023, we did not contribute to our U.S. pension plan due to the termination of the plan in 2022. During 2022, we contributed $7.1 million to our U.S. pension plan.

The following table presents the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, January 1	$(57.5)	$(55.5)	$(3.7)	$(3.9)
Service cost	(1.2)	(1.1)	—	—
Interest cost	(2.1)	(2.4)	(0.2)	(0.2)
Participants’ contributions	(0.1)	(0.2)	(0.2)	(0.4)
Actuarial gain	2.2	0.7	0.6	0.5
Benefits paid	3.4	2.5	0.3	0.3
Settlement loss	—	0.5	—	—
Foreign currency translation	2.1	(2.0)	—	—
Benefit obligation, December 31	$(53.2)	$(57.5)	$(3.2)	$(3.7)

Change in plan assets:
Fair value of assets, January 1	$32.3	$29.4	$—	$—
Actual return on plan assets	(0.6)	2.4	—	—
Employer contribution	0.7	1.1	0.1	(0.1)
Participants’ contributions	0.1	0.2	0.2	0.4
Benefits paid	(2.5)	(1.8)	(0.3)	(0.3)
Settlement loss	—	(0.5)	—	—
Foreign currency translation	(0.8)	1.5	—	—
Fair value of assets, December 31	$29.2	$32.3	$—	$—

Funded status at end of year	$(24.0)	$(25.2)	$(3.2)	$(3.7)

International pension plan assets, at fair value, included in the preceding table were $29.2 million and $32.3 million at December 31, 2024 and 2023, respectively.

Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2024	2023	2024	2023
Noncurrent assets	$2.9	$2.7	$—	$—
Current liabilities	(1.4)	(1.4)	(0.5)	(0.6)
Noncurrent liabilities	(25.5)	(26.5)	(2.7)	(3.1)
	$(24.0)	$(25.2)	$(3.2)	$(3.7)

The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2024	2023	2024	2023
Net actuarial loss (gain)	$14.4	$15.8	$(2.6)	$(3.6)
Prior service credit	(1.2)	(1.1)	—	—
Total	$13.2	$14.7	$(2.6)	$(3.6)

The accumulated benefit obligation for all defined benefit pension plans was $49.5 million and $53.7 million at December 31, 2024 and 2023, respectively, including $44.0 million and $47.7 million, respectively, for international pension plans.

As of December 31, 2024 and December 31, 2023, our United Kingdom qualified defined benefit pension plan had plan assets in excess of its obligations. As of December 31, 2024 and December 31, 2023, our other defined benefit pension plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets.

Benefit payments expected to be paid under our defined benefit pension and other retirement benefit plans in the next ten years are as follows. The expected benefit payments listed correspond to regular ongoing benefit payments expected to be made by the plans during future years.

($ in millions)	Domestic	International	Total
2025	$1.3	$2.5	$3.8
2026	1.1	3.1	4.2
2027	1.0	3.6	4.6
2028	1.0	3.2	4.2
2029	0.9	4.0	4.9
2030 to 2034	3.6	17.2	20.8
	$8.9	$33.6	$42.5

In 2025, we expect to contribute $0.6 million to pension plans, all of which is in the U.S. In addition, we expect to contribute $0.5 million for other retirement benefits in 2025. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2024	2023	2022	2024	2023	2022
Discount rate	3.95%	4.35%	2.48%	5.20%	5.55%	2.75%
Rate of compensation increase	3.08%	3.09%	2.79%	—	—	—
Expected long-term rate of return on assets	4.01%	4.22%	4.14%	—	—	—

Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2024	2023	2024	2023
Discount rate	4.38%	3.95%	5.60%	5.20%
Rate of compensation increase	3.07%	3.08%	—	—

The discount rate used to determine the benefit obligations for U.S. pension plans was 5.60% and 5.20% as of December 31, 2024 and 2023, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 4.24% and 3.80% as of December 31, 2024 and 2023, respectively. The weighted average rate of compensation increase for all international plans was 3.07% for 2024 and 3.08% for 2023, while there was no rate increase for the U.S. plans since they are frozen. Other retirement benefits were only available to U.S. employees. The expected long-term rate of return for U.S. plans was not applicable for 2024 and 2023, and 3.70% for 2022.

The assumed healthcare cost trend rate used to determine benefit obligations was 6.50% for all participants in 2024, decreasing to 5.00% by 2031. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 6.75% for all participants in 2024, decreasing to 5.00% by 2031.

The defined benefit pension plan benefit obligation decreased for the year ended December 31, 2024, due to actuarial gains and benefit payments during the period, as well as an increase in the discount rate used to calculate the obligation. The net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience, and certain other factors. The other retirement plan benefit obligation decreased due to actuarial gains and benefit payments during the period, as well as an increase in the discount rate used to calculate the obligation.

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

The weighted average interest crediting rating used to determine net periodic benefit cost by geographic location for our pension plans, at December 31, were as follows:

	2024	2023	2022
U.S. plans	4.00%	4.00%	3.31%
International plans	1.13%	1.13%	1.75%

The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2024	2023
Equity securities	21%	16%
Debt securities	75%	80%
Other	4%	4%
	100%	100%

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

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2024	Level 1	Level 2	Level 3
Cash	$0.6	$0.6	$—	$—
Equity securities:
International mutual funds	6.2	—	6.2	—
Fixed income securities:
International mutual funds	21.8	—	21.8	—
Other mutual funds	0.6	—	0.6	—
Pension plan assets in the fair value hierarchy	$29.2	$0.6	$28.6	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$29.2

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2023	Level 1	Level 2	Level 3
Cash	$0.6	$0.6	$—	$—
Equity securities:
International mutual funds	5.3	—	5.3	—
Fixed income securities:
International mutual funds	25.9	—	25.9	—
Other mutual funds	0.5	—	0.5	—
Pension plan assets in the fair value hierarchy	$32.3	$0.6	$31.7	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$32.3

Note 16:  Other Expense (Income)

Other expense (income) consisted of:

($ in millions)	2024	2023	2022
Restructuring and related charges:
Severance and benefits	$(2.5)	$(2.8)	$8.7
Asset-related charges	—	—	15.3
Other charges	—	—	(0.2)
Total restructuring and related charges	$(2.5)	$(2.8)	$23.8
Asset impairments	7.3	9.6	6.2
Foreign exchange transaction losses (gains)	10.2	9.4	(4.1)
Contingent consideration	5.1	2.3	3.0
Loss on disposal of plant	—	11.6	—
Other items	0.9	1.3	(2.1)
Total other expense (income)	$21.0	$31.4	$26.8

Restructuring and Related Charges

In December 2022, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes were implemented over a period of approximately twenty-four months from the date of the approval. The plan provided annualized savings of approximately $17 million. As of December 31, 2024, the Company does not expect additional expenses or payments associated with our 2022 restructuring plan. The following table presents activity related to our restructuring obligations related to our 2022 restructuring plan:

($ in millions)	Severance and benefits	Other charges	Total
Balance, December 31, 2023	$3.0	$—	$3.0
(Credits) charges	(2.5)	—	(2.5)
Cash payments	(0.5)	—	(0.5)
Balance, December 31, 2024	$—	$—	$—

Asset Impairments

The Company's asset impairment expense includes impairment charges to its cost method investments and expense related to fixed assets impaired or taken out of service. During the periods ended December 31, asset impairments consisted of:

($ in millions)	2024	2023	2022
Cost method investment impairment charges	$0.3	$4.3	$3.5
Fixed asset impairment expense	7.0	5.3	2.7
Total asset impairments	$7.3	$9.6	$6.2

Foreign Exchange Transaction Losses (Gains)

During 2024 and 2023, the Company recorded a loss on foreign exchange transactions of $10.2 million and $9.4 million, respectively. During 2024, the increase in losses on foreign exchange transactions was the result of increased expense related to exchange rate activity in Europe, partially offset by a decrease in losses related to Argentina's high inflationary environment year over year. During 2023, the loss on foreign exchange transactions was primarily driven by a highly inflationary environment in Argentina. During 2022, the Company recorded a gain on foreign exchange transactions of $4.1 million.

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

Note 17:  Income Taxes

As a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2024, the statute of limitations for the U.S. federal tax years 2018 through 2024 remain open to examination. For U.S. state and local jurisdictions, tax years 2020 through 2024 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2017 through 2024.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2024	2023	2022
Balance at January 1	$38.8	$36.5	$24.9
Increase due to current year position	5.3	6.4	11.4
Increase (decrease) due to prior year position	0.7	(1.0)	0.6
Reduction for expiration of statute of limitations/audits	(1.2)	(3.1)	(0.4)
Balance at December 31	$43.6	$38.8	$36.5

In addition, we had balances in accrued liabilities for interest and penalties of $6.6 million and $3.8 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $43.6 million of total gross unrecognized tax benefits, which, if recognized, $43.6 million would favorably impact the effective income tax rate. It is reasonably possible that, due to the expiration of statutes and the closing of tax audits, the amount of gross unrecognized tax benefits may be reduced by approximately $3.3 million during the next twelve months, which would favorably impact our effective tax rate.

The components of income before income taxes and equity in net income of affiliated companies are:

($ in millions)	2024	2023	2022
U.S. operations	$243.4	$369.4	$394.4
International operations	342.1	328.6	285.5
Total income before income taxes and equity in net income of affiliated companies	$585.5	$698.0	$679.9
The related provision for income taxes consists of:

($ in millions)	2024	2023	2022
Current:
Federal	$29.8	$30.2	$75.7
State	2.1	(4.2)	8.4
International	79.1	58.8	61.4
Current income tax provision	111.0	84.8	145.5
Deferred:
Federal and state	(18.3)	(11.6)	(20.3)
International	14.8	49.1	(10.5)
Deferred income tax provision	(3.5)	37.5	(30.8)
Income tax expense	$107.5	$122.3	$114.7

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$6.1	$10.0
Tax credit carryforwards	2.1	1.1
Pension and deferred compensation	28.9	22.7
Royalty acceleration	—	15.0
Other	17.9	22.4
Capitalized R&D expenses	30.1	23.9
Leases	21.5	18.6
Valuation allowance	(12.8)	(15.5)
Total deferred tax assets	93.8	98.2
Deferred tax liabilities:
Property, plant, and equipment	60.9	61.7
Tax on undistributed earnings of subsidiaries	0.4	3.8
Leases	22.0	18.1
Other	5.0	1.6
Total deferred tax liabilities	88.3	85.2
Net deferred tax asset	$5.5	$13.0

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes and equity in net income of affiliated companies is as follows:

	2024	2023	2022
U.S. federal corporate tax rate	21.0%	21.0%	21.0%
Tax on international operations other than U.S. tax rate	1.5	1.2	(1.5)
Adjustments to reserves for unrecognized tax benefits	0.8	0.3	2.9
U.S. tax on international earnings, net of foreign tax credits	0.1	0.5	(0.3)
Foreign-Derived Intangible Income Deductions (FDII)	(1.2)	(1.6)	(2.1)
State income taxes, net of federal tax effect	0.3	0.1	1.0
U.S. research and development credits	(0.6)	(0.7)	(0.6)
Excess tax benefits on share-based payments	(3.3)	(4.6)	(2.4)
Royalty acceleration	—	0.5	—
Pension settlement	—	—	(1.2)
Tax on undistributed earnings of subsidiaries	(0.5)	0.3	—
Other	0.3	0.5	0.1
Effective tax rate	18.4%	17.5%	16.9%

During 2024, we recorded a tax benefit of $19.5 million associated with stock-based compensation. The Company recognized a $2.3 million tax benefit related to a reduction in the tax liability on the unremitted earnings of its Germany subsidiaries due to a law change in 2024.

During 2023, we recorded a tax benefit of $32.0 million associated with stock-based compensation. The Company recognized a $3.0 million state tax benefit based on the outcome of a recent court case. In addition, the Company recorded $2.8 million of tax expense due to a change in the permanent reinvestment assertion of its German subsidiaries.

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

State operating loss carryforwards of $98.8 million created a deferred tax asset of $5.4 million, while foreign operating loss carryforwards of $2.3 million created a deferred tax asset of $0.7 million. Management estimates that certain state and foreign operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been appropriately reserved. State loss carryforwards expire as follows: $35.7 million in 2025 and $63.1 million thereafter. Foreign loss carryforwards will begin to expire in 2028, while $0.2 million of the total $2.3 million will not expire.

During 2019, we utilized all of our remaining U.S. federal research and development credit carryforwards. State research and development credit carryforwards of $2.7 million created a deferred tax asset of $2.1 million. As of December 31, 2024, $0.4 million of state research and development credits expire in 2025.

Since 2018, West has reasserted indefinite reinvestment related to all post-2017 unremitted earnings in all of our foreign subsidiaries. Beginning in 2023 and consistent with the approved plan mentioned in Note 4, Net Income Per Share, the Company began repurchasing common stock on the open market. To support the funding for this program, West may continue to repatriate earnings from its German affiliates in the future and has recorded a tax liability of $0.3 million. Accordingly, West will continue to not assert permanent reinvestment related to all of the earnings of its wholly owned German affiliates through 2024. West will continue to assert permanent reinvestment of earnings for all other foreign jurisdictions and intends to only repatriate earnings when the tax impact is de minimis.

Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $651 million of undistributed earnings from foreign subsidiaries (except our German affiliates) to the U.S., as those earnings continue to be permanently reinvested. Further, it is impracticable for us to estimate any future tax costs for any unrecognized deferred tax liabilities associated with our indefinite reinvestment assertion, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when there is a repatriation, sale or liquidation, or other factors.

Note 18:  Commitments and Contingencies

At December 31, 2024, we were obligated under various operating lease agreements. Please refer to Note 6, Leases, for additional details.

At December 31, 2024, we were obligated under debt agreements, net of unamortized debt issuance costs including fixed and variable-rate debt. Please refer to Note 10, Debt, for additional details.

At December 31, 2024, we were obligated under various tax-qualified and non-qualified defined benefit pension plans in the U.S. and other countries that cover employees and former employees who meet eligibility requirements. Please refer to Note 15, Benefit Plans, for additional details.

At December 31, 2024, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $200.7 million, the majority of which is to be paid over the next four years, with $46.7 million due to be paid in 2025.

We have letters of credit totaling $2.4 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $1.6 million at December 31, 2024, of which $0.4 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.

Note 19:  Segment Information

Our business operations are organized into two reportable segments, Proprietary Products and Contract-Manufactured Products. Our Proprietary Products reportable segment offers proprietary packaging, containment solutions and drug delivery products, along with analytical lab services and other integrated services and solutions, primarily to biologic, generic and pharmaceutical drug customers. Our Contract-Manufactured Products reportable segment serves as a fully integrated business, focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customer.

The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM evaluates the performance of our segments based upon, among other things, segment net sales and segment operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that the CODM considers not representative of ongoing operations. Such items are referred to as other unallocated items and generally include restructuring and related charges, certain asset impairments and other specifically-identified income or expense items. The segment operating profit metric is what the CODM uses in evaluating our results of operations and the financial measure that provides a valuable insight into our overall performance and financial position. The CODM considers budget-to-actual variances and variances against prior years within segment operating profit when making decisions about allocating resources to the segments.

The following table presents net sales information about our reportable segments, reconciled to consolidated totals:

($ in millions)	2024	2023	2022
Net sales:
Proprietary Products	$2,334.5	$2,397.3	$2,406.8
Contract-Manufactured Products	558.7	552.5	480.4
Intersegment sales elimination	—	—	(0.3)
Consolidated net sales	$2,893.2	$2,949.8	$2,886.9

The intersegment sales elimination, which is required for the presentation of consolidated net sales, represents the elimination of components sold between our segments.

In 2024, one of our customers individually accounted for more than 10% of consolidated net sales, at 12.3% or $356.4 million, contributing to net sales in both the Proprietary and Contract Manufacturing reportable segments. In 2023, one of our customers individually accounted for more than 10% of consolidated net sales, at 10.9% or $322.1 million, contributing to net sales in both the Proprietary and Contract Manufacturing reportable segments. We did not have any customers accounting for greater than 10% of consolidated net sales in 2022.

The following table presents net sales and long-lived assets, by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales			Long-Lived Assets
($ in millions)	2024	2023	2022	2024	2023
United States	$1,230.8	$1,238.5	$1,286.5	$832.0	$757.1
Germany	372.5	406.1	398.7	191.1	176.0
Ireland	323.2	285.7	240.3	299.6	207.0
France	242.2	282.9	237.9	84.7	78.5
Other European countries	385.5	388.1	359.2	98.1	99.2
Other	339.0	348.5	364.3	210.3	194.7
	$2,893.2	$2,949.8	$2,886.9	$1,715.8	$1,512.5

	2024			2023			2022
($ in millions)	Proprietary Products	Contract Manufacturing	Total	Proprietary Products	Contract Manufacturing	Total	Proprietary Products	Contract Manufacturing	Total
Net sales	$2,334.5	$558.7	$2,893.2	$2,397.3	$552.5	$2,949.8	$2,406.8	$480.4	$2,887.2
Cost of goods and services sold	1,434.0	460.7		1,363.3	456.5		1,353.5	397.5
Research and development	69.1	—		68.4	—		58.5	—
Selling, general and administrative expenses	231.5	26.2		240.6	24.4		212.6	20.9
Other segment expense (income)(6)	22.1	(0.5)		14.9	(0.5)		(2.2)	1.6
Segment operating profit	$577.8	$72.3	$650.1	$710.1	$72.1	$782.2	$784.4	$60.4	$844.8
Reconciliation of profit or loss:
Stock Based Compensation			(18.7)			(23.3)			(23.7)
Corporate general costs(1)			(58.6)			(68.3)			(59.1)
Unallocated items:
Restructuring and related charges(2)			(2.1)			2.0			(23.8)
Amortization of acquisition-related intangible assets(3)			(0.8)			(0.7)			(0.7)
Cost investment activity(4)			—			(4.3)			(3.5)
Loss on disposal of plant(5)			—			(11.6)			—
Total consolidated operating profit			569.9			676.0			734.0
Interest (income) expense and other nonoperating expense (income), net			(15.6)			(22.0)			54.1
Income before income taxes and equity in net income of affiliated companies			$585.5			$698.0			$679.9

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During 2024, the Company recorded expense to restructuring and other charges of $2.1 million. The net expense represents the impact of two items, the first of which is $4.6 million of expense recorded within selling, general and administrative expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries. The expense consists primarily of consulting fees, legal expenses, and other one-time costs directly attributable to this plan. This expense was partially offset by a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold. During 2022, the Company recorded expense to restructuring and other charges of $23.8 million, which primarily included a charge of $8.7 million in net severance and post-employment benefits primarily in connection with our plan to adjust our operating cost base and $15.3 million in asset-related charges associated with this plan.

(3) During 2024, 2023 and 2022, the company recorded $0.8 million, $0.7 million and $0.7 million, respectively, of amortization expense within operating profit associated with an acquisition of an intangible asset during the second quarter of 2020.

(4) During 2023, the Company recorded a cost investment impairment charge of $4.3 million. During 2022, the net cost investment activity was equal to $3.5 million.

(5) During 2023, the Company recorded expense of $11.6 million, as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.

(6) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and asset impairments attributable to the segments during the periods ended December 31, 2024, 2023 and 2022.

Please refer to Note 16, Other Expense (Income), for further discussion of unallocated items.

The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)
Assets	2024	2023
Proprietary Products	$2,621.1	$2,629.1
Contract-Manufactured Products	612.2	527.5
Corporate and Unallocated(1)	410.1	672.9
Total consolidated	$3,643.4	$3,829.5

(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)
Depreciation and Amortization	2024	2023	2022
Proprietary Products	$130.3	$112.9	$96.9
Contract-Manufactured Products	21.3	20.4	19.0
Corporate and Unallocated	3.8	4.0	4.7
Total consolidated	$155.4	$137.3	$120.6

($ in millions)
Capital Expenditures	2024	2023	2022
Proprietary Products	$246.5	$259.1	$237.3
Contract-Manufactured Products	121.0	90.2	34.0
Corporate and Unallocated	9.5	12.7	13.3
Total consolidated	$377.0	$362.0	$284.6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of West Pharmaceutical Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of West Pharmaceutical Services, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Income Taxes

As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated deferred tax assets were $93.8 million, net of a valuation allowance of $12.8 million, as of December 31, 2024, and income tax expense was $107.5 million for the year ended December 31, 2024. As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As disclosed by management, management estimates income taxes payable based upon current domestic and international tax legislation. Deferred income taxes are recognized by applying enacted statutory tax rates to tax loss carryforwards and temporary differences between the tax basis and financial statement carrying values of assets and liabilities. The enacted statutory tax rate applied is based on the rate expected to be applicable at the time of the forecasted utilization of the loss carryforward or reversal of the temporary difference. Valuation allowances on deferred tax assets are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The realizability of deferred tax assets is subject to estimates of future taxable income, generally at the respective subsidiary company and the country level.

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
February 18, 2025

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls
During the fourth quarter ended December 31, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is incorporated by reference from the discussion under the heading Proposal 1 - Election of Directors; Corporate Governance Documents and Policies - West's Code of Conduct; Voting and Other Information - Shareholder Proposals or Nominations; and Board and Director Information and Policies - Committees - Audit Committee in our 2025 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information About Our Executive Officers in Part I of this Form 10-K. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings Director Compensation, Compensation Committee Report, Compensation Discussion and Analysis, and Compensation Tables in our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the discussion under the heading Stock Ownership in our 2025 Proxy Statement.

Equity Compensation Plan Information Table

The following table sets forth information about the grants of stock options, all share units and other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2024. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the West Contract Manufacturing Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a)) (c)
Equity compensation plans approved by security holders	1,493,423	(1)	$176.37	(2)	5,023,907	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,493,423		$176.37		5,023,907

(1)    Includes 1,047,352 outstanding stock options, 93,373 restricted performance share units, 18,468 restricted retention share units, and 110,960 deferred stock-equivalents units under the 2016 Plan. Includes 116,941 outstanding stock options and 89,201 deferred stock-equivalents units under the 2011 Omnibus Incentive Compensation Plan (which was terminated in 2016). Includes 17,128 deferred stock-equivalents under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Excludes cash-settled performance share units, cash-settled restricted retention share units, cash-settled deferred stock-equivalents units and cash-settled stock appreciation rights. The average term of remaining options is 4.6 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 107.64%, 200.00%, and 189.25% in 2024, 2023 and 2022, respectively.

(2)    All restricted performance share units, restricted retention share units, deferred stock-equivalent units and stock appreciation rights are excluded when determining the weighted-average exercise price of outstanding options.

(3)    Represents 3,689,116 shares reserved under the Company’s Employee Stock Purchase Plan and 1,334,791 shares remaining available for issuance under the 2016 Plan. The estimated number of shares that could be issued for 2024 from the Employee Stock Purchase Plan is 150,738. This number of shares is calculated by multiplying the 74 shares per offering period per participant limit by 2,037, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item is incorporated by reference from the discussion under the heading Corporate Governance Documents and Policies - Related Person Transactions and Procedures in our 2025 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance Documents and Policies - Director Independence in our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated by reference from the discussion under the heading Independent Auditors and Fees - Fees Paid to PricewaterhouseCoopers LLP and Independent Auditors and Fees - Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2025 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are included in Part II, Item 8:

Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2024
Allowances deducted from assets:
Deferred tax asset valuation allowance	$15.5	$—	$(2.7)	$12.8
Allowance for credit losses	0.8	0.1	(0.1)	0.8
Total allowances deducted from assets	$16.3	$0.1	$(2.8)	$13.6

For the year ended December 31, 2023
Allowances deducted from assets:
Deferred tax asset valuation allowance	$13.3	$2.2	$—	$15.5
Allowance for credit losses	0.2	2.3	(1.7)	0.8
Total allowances deducted from assets	$13.5	$4.5	$(1.7)	$16.3

For the year ended December 31, 2022
Allowances deducted from assets:
Deferred tax asset valuation allowance	$12.2	$1.1	$—	$13.3
Allowance for credit losses	0.4	0.3	(0.5)	0.2
Total allowances deducted from assets	$12.6	$1.4	$(0.5)	$13.5

(1)Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.

All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.

(a) 3. Exhibits - An index of the exhibits is included in this Form 10-K beginning on page 93.
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
4.2
Articles 5, 8(c) and 9 of our Amended and Restated Articles of Incorporation effective April 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q report for the quarter ended June 30, 2024, filed July 25, 2024).

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

10.10(2)
Employment Agreement dated November 4, 2020, between Kimberly MacKay and us (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K report for the year ended December 31, 2021 filed February 22, 2022).

10.11 (2)
Employment Agreement dated February 8, 2018, between Silji Abraham and us (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K report for the year ended December 31, 2021 filed February 22, 2022).

10.12 (2)	Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to the Company's 2008 Form 10-K report, filed February 27, 2009).
10.13 (2)
Non-Qualified Deferred Compensation Plan for Designated Employees, as amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.14 to the Company's 2023 Form 10-K report, filed February 20, 2024).

10.14 (2)
Deferred Compensation Plan for Outside Directors, as amended and restated effective June 30, 2013 (incorporated by reference to Exhibit 10.26 to the Company's 2013 Form 10-K report, filed February 27, 2014).

10.15 (2)	2016 Omnibus Incentive Compensation Plan, as amended through May 4, 2021 (incorporated by reference from our Form 8-k, filed May 4, 2021).
10.16 (2)	2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 6, 2011).
10.17 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 4, 2007).
10.18 (2)	Form of Executive 2006 Non-Qualified Stock Option Award is incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q report for the quarter ended March 31, 2006, filed May 10, 2006).
10.19 (2)	Form of Director 2006 Non-Qualified Stock Option Award Notice (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q report for the quarter ended June 30, 2006, filed August 7, 2006).
10.20 (2)	Form of Director 2006 Stock Unit Award Notice (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q report for the quarter ended June 30, 2006, filed August 7, 2006).
10.21 (2)
Form of Director 2007 Deferred Stock Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q report for the quarter ended June 30, 2007, filed August 3, 2007).

10.22 (2)
Form of 2008 Non-Qualified Stock Option and Performance-Vesting Share Unit Award, issued pursuant to the 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q report for the quarter ended March 31, 2008, filed May 8, 2008).

10.23 (2)
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

10.38 (4)
Global Master Supply Amendment by and between ExxonMobil Product Solutions Company and us, entered into on November 27, 2023, and effective January 1, 2024 through December 31, 2028 (incorporated by reference to Exhibit 10.40 to the Company's Form 8-K report filed November 30, 2023).

10.39
Third Amendment and Incremental Facility Amendment, dated as of July 2, 2024, among the Company, as borrower's representative, each of the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference from our Form 8-k, filed July 8, 2024).

19
Securities Trading Policy, dated and effective April 15, 2021, and Section 10b5-1 Approved Trading Plan Guidelines, dated and effective February 27, 2023 (incorporated by reference to Exhibit 10.42 to the Company's Form 2024 10-K report filed February 20, 2024)..

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
97
Executive Officer Incentive-based Compensation Recovery Policy, dated and effective October 2, 2023 (incorporated by reference to Exhibit 10.41 to the Company's Form 2024 10-K report filed February 20, 2024).

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

February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric M. Green	President, Chief Executive Officer and Chair of the Board	February 18, 2025
Eric M. Green	(Principal Executive Officer)

/s/ Bernard J. Birkett	Senior Vice President, Chief Financial Officer	February 18, 2025
Bernard J. Birkett	(Principal Financial Officer)

/s/ Chad R. Winters	Vice President, Finance & Chief Accounting Officer	February 18, 2025
Chad R. Winters	(Principal Accounting Officer)

/s/ Mark A. Buthman	Director	February 18, 2025
Mark A. Buthman

/s/ William F. Feehery, Ph.D.	Director	February 18, 2025
William F. Feehery, Ph.D.

/s/ Robert F. Friel	Director	February 18, 2025
Robert F. Friel

/s/ Janet Haugen	Director	February 18, 2025
Janet Haugen

/s/ Thomas W. Hofmann	Director	February 18, 2025
Thomas W. Hofmann

/s/ Molly E. Joseph	Director	February 18, 2025
Molly E. Joseph

/s/ Deborah L.V. Keller	Director	February 18, 2025
Deborah L.V. Keller

/s/ Myla P. Lai-Goldman, M.D.	Director	February 18, 2025
Myla P. Lai-Goldman, M.D.

/s/ Stephen Lockhart, Ph.D.	Director	February 18, 2025
Stephen Lockhart, Ph.D.

/s/ Douglas A. Michels	Director	February 18, 2025
Douglas A. Michels

/s/ Paolo Pucci	Director	February 18, 2025
Paolo Pucci