Form 10-Q
period 2025-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2025-04-24
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☑
As of April 21, 2025, there were 71,845,364 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$698.0	$695.4
Cost of goods and services sold	466.1	465.2
Gross profit	231.9	230.2
Research and development	16.3	17.6
Selling, general and administrative expenses	88.0	86.7
Other expense (income) (Note 14)	20.6	3.1
Operating profit	107.0	122.8
Interest expense, net	0.4	1.6
Interest income	(4.1)	(6.2)
Other nonoperating expense (income)	0.2	—
Income before income taxes and equity in net income of affiliated companies	110.5	127.4
Income tax expense	24.1	16.4
Equity in net income of affiliated companies	(3.4)	(4.3)
Net income	$89.8	$115.3

Net income per share:
Basic	$1.24	$1.57
Diluted	$1.23	$1.55

Weighted average shares outstanding:
Basic	72.5	73.5
Diluted	73.0	74.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$89.8	$115.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(1.1) and $1.0	50.4	(46.3)
Defined benefit pension and other postretirement plan adjustments, net of tax of $(0.1) and $0.0	(0.4)	(0.2)
Net gain (loss) on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0	0.1	(0.1)
Net gain (loss) on derivatives, net of tax of $0.9 and $(0.7)	2.5	(1.9)
Other comprehensive income (loss), net of tax	52.6	(48.5)
Comprehensive income	$142.4	$66.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$404.2	$484.6
Accounts receivable, net	543.6	552.5
Inventories	388.7	377.0
Other current assets	121.0	124.0
Total current assets	1,457.5	1,538.1
Property, plant and equipment	3,005.4	2,985.8
Less: accumulated depreciation and amortization	1,373.7	1,404.2
Property, plant and equipment, net	1,631.7	1,581.6
Operating lease right-of-use assets	103.4	104.5
Investments in affiliated companies	211.9	202.1
Goodwill	107.5	106.0
Intangible assets, net	10.0	10.8
Deferred income taxes	26.0	26.0
Other noncurrent assets	70.2	74.3
Total Assets	$3,618.2	$3,643.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$228.4	$239.3
Accrued salaries, wages and benefits	67.8	73.5
Income taxes payable	22.3	31.5
Operating lease liabilities	21.8	17.9
Other current liabilities	186.4	188.2
Total current liabilities	526.7	550.4
Long-term debt	202.6	202.6
Deferred income taxes	21.3	20.5
Pension and other postretirement benefits	28.6	28.2
Operating lease liabilities	78.8	81.8
Deferred compensation benefits	11.4	15.4
Other long-term liabilities	65.7	62.2
Total Liabilities	935.1	961.1

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: March 31, 2025 - 75.3 million, December 31, 2024 - 75.3 million; shares outstanding: March 31, 2025 - 71.8 million, December 31, 2024 - 72.3 million	18.8	18.8
Capital in excess of par value	1.8	22.1
Retained earnings	4,031.2	3,956.6
Accumulated other comprehensive loss	(205.5)	(258.1)
Treasury stock, at cost (March 31, 2025 - 3.5 million shares, December 31, 2024 - 3.0 million shares)	(1,163.2)	(1,057.1)
Total Equity	2,683.1	2,682.3
Total Liabilities and Equity	$3,618.2	$3,643.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$89.8	$115.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.1	34.7
Amortization	0.9	0.9
Stock-based compensation	1.3	5.0
Non-cash restructuring charges	0.8	—
Asset impairments	0.3	0.6
Other non-cash items, net	(2.9)	(3.7)
Changes in assets and liabilities	0.1	(34.6)
Net cash provided by operating activities	129.4	118.2

Cash flows from investing activities:
Capital expenditures	(71.3)	(90.6)
Net cash used in investing activities	(71.3)	(90.6)

Cash flows from financing activities:
Repayments of long-term debt	—	(0.6)
Principal repayments on finance leases	(0.2)	(0.1)
Dividend payments	(15.2)	(14.7)
Proceeds from stock-based compensation awards	2.5	14.8
Employee stock purchase plan contributions	1.9	2.0
Shares purchased under share repurchase programs	(133.5)	(267.0)
Shares repurchased for employee tax withholdings	(2.5)	(5.4)
Net cash used in financing activities	(147.0)	(271.0)
Effect of exchange rates on cash	8.5	(8.7)
Net decrease in cash and cash equivalents	(80.4)	(252.1)

Cash, including cash equivalents at beginning of period	484.6	853.9
Cash, including cash equivalents at end of period	$404.2	$601.8

Supplemental cash flow information:
Accrued capital expenditures	$37.5	$45.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2025, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.

Note 2:  New Accounting Standards

Recently Adopted Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and enhancement of interim disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company has adopted and implemented the applicable disclosure requirements within this report and the 2024 Annual Report.

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

In November 2024, the FASB issued guidance that seeks to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each of the Company's relevant expense captions; (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on our financial statements and disclosures.

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

The following table presents the approximate percentage of our net sales by market group:

Three Months Ended March 31,
	2025	2024
Biologics	39%	37%
Generics	16%	18%
Pharma	26%	25%
Contract-Manufactured Products	19%	20%
	100%	100%

The following table presents the approximate percentage of our net sales by product category:

Three Months Ended March 31,
	2025	2024
High-Value Product ("HVP") Components	45%	47%
High-Value Product ("HVP") Delivery Devices	14%	11%
Standard Packaging	22%	22%
Contract-Manufactured Products	19%	20%
	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

Three Months Ended March 31,
	2025	2024
Americas	49%	43%
Europe, Middle East, Africa	44%	48%
Asia Pacific	7%	9%
	100%	100%

Contract Assets and Liabilities

The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2024	$23.3
Contract assets, March 31, 2025	25.8
Change in contract assets - increase (decrease)	$2.5

Deferred income, December 31, 2024	$(53.2)
Deferred income, March 31, 2025	(47.8)
Change in deferred income - decrease (increase)	$5.4

Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the three months ended March 31, 2025, $18.3 million of revenue was recognized that was included in deferred income at the beginning of the year.

As of March 31, 2025, performance obligations expected to be satisfied beyond one-year were $3.1 million. The remaining $44.7 million of performance obligations are expected to be satisfied within one year or less.

Note 4:  Net Income Per Share

The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net income	$89.8	$115.3
Weighted average common shares outstanding	72.5	73.5
Dilutive effect of equity awards, based on the treasury stock method	0.5	0.8
Weighted average shares assuming dilution	73.0	74.3

During the three months ended March 31, 2025 and 2024, there were 0.3 million and 0.2 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2023, the Board of Directors approved a share repurchase program under which the Company was able repurchase up to $1.0 billion in shares of common stock. This program was completed during January 2025.

In December 2024, the Board of Directors approved a share repurchase program under which the Company was able to repurchase up to 550,000 shares of common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. This program was completed during April 2025.

The below table summarizes the details of the Company's repurchases of common stock under these programs:

	Three Months Ended March 31,
	2025	2024
Shares repurchased	550,281	729,679
Total cost of repurchases ($ in millions)	$133.5	$267.0
Average price per repurchased share	$242.63	$365.87

Note 5:  Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2025	December 31, 2024
Raw materials	$162.9	$166.9
Work in process	82.9	65.2
Finished goods	142.9	144.9
	$388.7	$377.0

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

The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Operating lease cost	$6.6	$5.6
Finance lease - amortization of right-of-use (ROU) assets	0.3	—
Short-term lease cost	0.8	0.5
Variable lease cost	2.9	1.9
Total lease cost	$10.6	$8.0

The following table summarizes the finance lease amounts in the Consolidated Balance Sheets:

		March 31,	December 31,
($ in millions)	Balance Sheet Classification	2025	2024
ROU assets, net	Other noncurrent assets	$32.0	$29.7
Lease liabilities (current)	Other current liabilities	$1.1	$0.9
Lease liabilities (noncurrent)	Other long-term liabilities	$3.1	$2.1

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.1	$5.3
Financing cash flows from finance leases	$0.2	$0.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4.2	$4.2
Finance leases	$1.3	$—

As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 7.9 years and 8.3 years, respectively. As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term for finance leases was 6.2 years and 6.3 years, respectively.

As of March 31, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.05% and 3.99%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average discount rate for finance leases was 4.45% and 4.80%, respectively.

Maturities of the Company's lease liabilities as of March 31, 2025 were as follows:

($ in millions)
Year	Operating Leases	Finance Leases
2025 (remaining period as of March 31, 2025)	$18.7	$0.9
2026	22.3	1.2
2027	17.5	1.1
2028	16.0	0.7
2029	12.3	0.3
Thereafter	26.9	0.2
	113.7	4.4
Less: imputed lease interest	(13.1)	(0.2)
Total lease liabilities	$100.6	$4.2

Note 7:  Affiliated Companies

The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	March 31,	December 31,
($ in millions)	2025	2024
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$204.7	$194.9
Non-equity method affiliates	7.2	7.2
Total investments in affiliated companies	$211.9	$202.1

We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.

The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	March 31,	December 31,
($ in millions)	2025	2024
Payables due to affiliates	$25.6	$18.7
Receivables due from affiliates	$2.2	$2.5

The following table summarizes the Company's affiliate transactions:

	Three Months Ended March 31,
($ in millions)	2025	2024
Purchases from (and payments to) affiliates	$27.7	$28.6
Sales to affiliates	$3.2	$3.2

The majority of the purchase transactions listed above relate to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows the Company to purchase and re-sell Daikyo products.

Note 8:  Debt

The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2025.

($ in millions)	March 31, 2025	December 31, 2024
Term Loan, due July 2, 2027 (5.65%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.4	0.4
Total debt	202.6	202.6
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.6	$202.6

Term Loan

At March 31, 2025, the Company had $130.0 million in borrowings under the New Term Loan which were classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the New Term Loan.

Multi-Currency Revolving Credit Facility

At March 31, 2025, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2025, we were in compliance with all of our debt covenants.

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

Foreign Exchange Rate Risk

We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both March 31, 2025 and December 31, 2024, the notional amounts of these forward exchange contracts were Singapore Dollar (“SGD”) 421.9 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed at various times throughout 2023 and 2024. As of both March 31, 2025 and December 31, 2024, the total notional amounts of these forward exchange contracts were Euro ("EUR") 145.3 million and $47.1 million.

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2025, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	23.5	25.6	—	—
JPY	6,656.2	27.3	15.6	1.3
SGD	43.4	19.3	12.4	—

In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. The cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of March 31, 2025, the notional amount of the cross-currency swap is ¥17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.

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

We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of March 31, 2025, we had outstanding contracts to purchase 193,786 barrels of crude oil from March 2025 to September 2026, at a weighted-average strike price of $81.81 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations

Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2025 and December 31, 2024.

The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2025	2024
Fair Value Hedges:
Hedged item (intercompany loan)	$3.3	$7.5	Other expense (income)
Derivative designated as hedging instrument	(3.3)	(7.5)	Other expense (income)
Amount excluded from effectiveness testing	(0.4)	(1.8)	Other expense (income)
Total	$(0.4)	$(1.8)

We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The expense recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2025 and March 31, 2024 was $0.4 million and $1.8 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Fair Value Hedges:
Foreign currency hedge contracts	$0.4	$(0.3)	$—	$—	Other expense (income)
Total	$0.4	$(0.3)	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.7)	$0.1	$(0.2)	$(0.1)	Net sales
Foreign currency hedge contracts	2.4	(2.9)	0.6	1.2	Cost of goods and services sold
Forward treasury locks	—	—	—	0.1	Interest expense
Total	$1.7	$(2.8)	$0.4	$1.2
Net Investment Hedges:
Cross-currency swap	$(2.8)	$4.6	$—	$—	Other expense (income)
Total	$(2.8)	$4.6	$—	$—

Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024.

The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in the condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$(0.2)	$(0.1)
Cost of goods and services sold	$0.6	$1.2
Interest expense	$—	$0.1

The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of (Loss) Gain Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2025	2024
Commodity call options	$(0.2)	$0.1	Other expense (income)
Currency Forwards	—	0.4	Other expense (income)
Total	$(0.2)	$0.5

For the three months ended March 31, 2025 and 2024, there was no material ineffectiveness related to these hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.5	$8.5	$—	$—
Money market funds	37.8	37.8	—	—
Time deposits	79.1	—	79.1	—
Foreign currency contracts	11.4	—	11.4	—
Cross-currency swap	19.7	—	19.7	—
Commodity call options	0.4	—	0.4	—
	$156.9	$46.3	$110.6	$—
Liabilities:
Contingent consideration	$2.4	$—	$—	$2.4
Deferred compensation liabilities	8.6	8.6	—	—
Foreign currency contracts	13.2	—	13.2	—
	$24.2	$8.6	$13.2	$2.4

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.1	$11.1	$—	$—
Money market funds	117.6	117.6	—	—
Time deposits	71.3	—	71.3	—
Foreign currency contracts	17.3	—	17.3	—
Cross-currency swap	23.6	—	23.6	—
Commodity call options	0.3	—	0.3	—
	$241.2	$128.7	$112.5	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	11.2	11.2	—	—
Foreign currency contracts	18.3	—	18.3	—
	$32.5	$11.2	$18.3	$3.0

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

The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2025, the estimated fair value of long-term debt was $201.2 million compared to a carrying amount of $202.6 million. At December 31, 2024, the estimated fair value of long-term debt was $200.5 million and the carrying amount was $202.6 million. As of March 31, 2025 and December 31, 2024, all debt is long-term.

Note 11:  Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2025:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)
Other comprehensive income (loss) before reclassifications	2.1	0.1	(0.3)	50.4	52.3
Amounts reclassified out from accumulated other comprehensive income (loss)	0.4	—	(0.1)	—	0.3
Other comprehensive income (loss), net of tax	2.5	0.1	(0.4)	50.4	52.6
Balance, March 31, 2025	$—	$2.6	$(10.2)	$(197.9)	$(205.5)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2024:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2023	$—	$2.3	$(10.1)	$(136.0)	$(143.8)
Other comprehensive (loss) income before reclassifications	(3.1)	(0.1)	—	(46.3)	(49.5)
Amounts reclassified out from accumulated other comprehensive income (loss)	1.2	—	(0.2)	—	1.0
Other comprehensive (loss) income, net of tax	(1.9)	(0.1)	(0.2)	(46.3)	(48.5)
Balance, March 31, 2024	$(1.9)	$2.2	$(10.3)	$(182.3)	$(192.3)

A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,
Detail of components	2025	2024	Location on Statement of Income
(Losses) gains on derivatives:
Foreign currency contracts	$0.2	$0.1	Net sales
Foreign currency contracts	(0.8)	(1.6)	Cost of goods and services sold
Forward treasury locks	—	(0.1)	Interest expense
Total before tax	(0.6)	(1.6)
Tax benefit	0.2	0.4
Net of tax	$(0.4)	$(1.2)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	0.1	0.3	(a)
Total before tax	0.1	0.3
Tax expense	—	(0.1)
Net of tax	$0.1	$0.2
Total reclassifications for the period, net of tax	$(0.3)	$(1.0)

(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2025:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3
Net income	—	—	—	—	—	89.8	—	89.8
Activity related to stock-based compensation	—	—	(20.3)	(0.1)	27.4	—	—	7.1
Shares purchased under share repurchase program	—	—	—	0.6	(133.5)	—	—	(133.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	52.6	52.6
Balance, March 31, 2025	75.3	$18.8	$1.8	3.5	$(1,163.2)	$4,031.2	$(205.5)	$2,683.1

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2024:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2023	75.3	$18.8	$120.2	1.8	$(637.6)	$3,523.4	$(143.8)	$2,881.0
Net income	—	—	—	—	—	115.3	—	115.3
Activity related to stock-based compensation	—	—	(65.0)	(0.2)	79.4	—	—	14.4
Shares purchased under share repurchase program	—	—	—	0.7	(267.0)	—	—	(267.0)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.6)	—	(14.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.5)	(48.5)
Balance, March 31, 2024	75.3	$18.8	$55.2	2.3	$(825.2)	$3,624.1	$(192.3)	$2,680.6

Note 13:  Stock-Based Compensation

The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. At March 31, 2025, there were 1.1 million shares remaining in the 2016 Plan for future grants.

During the three months ended March 31, 2025, the Company granted 53,056 stock options at a weighted average exercise price of $211.00 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $91.28 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.5%; expected life of 6.4 years based on prior experience; stock volatility of 37.0% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.

During the three months ended March 31, 2025, the Company granted 45,921 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $211.00 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.

During the three months ended March 31, 2025, the Company granted 39,671 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $211.00 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

Stock-based compensation expense was $1.3 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively.

Note 14:  Other Expense (Income)

Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2025	2024
Restructuring and related charges	$16.4	$—
Contingent consideration	2.4	1.0
Foreign exchange transaction losses	1.2	1.2
Asset impairments	0.3	0.6
Other items	0.3	0.3
Total other expense (income)	$20.6	$3.1

Restructuring and Related Charges

In January 2025, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of approximately twenty-four to thirty-six months from the date of approval. The plan is expected to require restructuring and related charges of approximately, $30 million to $32 million, with annualized savings in the range of $35 million to $40 million. The following table presents activity related to our restructuring obligations related to our 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2024	$—	$—	$—
Charges (Credits)	15.6	0.8	16.4
Cash payments	(4.5)	—	(4.5)
Non-cash asset write downs	—	(0.8)	(0.8)
Balance, March 31, 2025	$11.1	$—	$11.1

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

The provision for income taxes was $24.1 million and $16.4 million for the three months ended March 31, 2025 and 2024, respectively, and the effective tax rate was 21.8% and 12.9%, respectively. The increase in the effective tax rate is primarily due to a decrease in the tax benefit related to stock-based compensation in the three months ended March 31, 2025 as compared to the same period in 2024.

The Company continues to address the change in tax laws enacted pursuant to the Organization for Economic Cooperation and Development (OECD)’s 15% global minimum tax initiative (Pillar 2). The 2025 forecasted impact of Pillar 2 is not expected to be material to the Company.

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

There have been no significant changes to commitments and contingencies since December 31, 2024.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales:
Proprietary Products	$563.0	$559.5
Contract-Manufactured Products	135.0	135.9
Consolidated net sales	$698.0	$695.4

The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)
Assets	March 31, 2025	December 31, 2024
Proprietary Products	$2,625.1	$2,621.1
Contract-Manufactured Products	627.7	612.2
Corporate and Unallocated(1)	365.4	410.1
Total consolidated	$3,618.2	$3,643.4

(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)	Three Months Ended March 31,
Depreciation and Amortization	2025	2024
Proprietary Products	$32.7	$30.0
Contract-Manufactured Products	6.4	4.7
Corporate and Unallocated	0.9	0.9
Total consolidated	$40.0	$35.6

($ in millions)	Three Months Ended March 31,
Capital Expenditures	2025	2024
Proprietary Products	$51.9	$61.1
Contract-Manufactured Products	18.1	27.6
Corporate and Unallocated	1.3	1.9
Total consolidated	$71.3	$90.6

The following table provides summarized financial information for our segments:

	Three months ended March 31, 2025			Three months ended March 31, 2024
($ in millions)	Proprietary Products	Contract Manufacturing	Total	Proprietary Products	Contract Manufacturing	Total
Net sales	$563.0	$135.0	$698.0	$559.5	$135.9	$695.4
Cost of goods and services sold	352.8	113.3		352.4	112.8
Research and development	16.3	—		17.6	—
Selling, general and administrative expenses	60.3	7.6		60.7	6.2
Other segment expense (income)(4)	3.0	0.6		2.5	(0.2)
Segment operating profit	$130.6	$13.5	$144.1	$126.3	$17.1	$143.4
Reconciliation of profit or loss:
Stock-based compensation			(1.3)			(5.0)
Corporate general costs(1)			(17.8)			(15.4)
Unallocated items:
Restructuring and related charges(2)			(17.8)			—
Amortization of acquisition-related intangible assets(3)			(0.2)			(0.2)
Total consolidated operating profit			107.0			122.8
Interest (income) expense and other nonoperating expense (income), net			(3.5)			(4.6)
Income before income taxes and equity in net income of affiliated companies			$110.5			$127.4

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(2) During the three months ended March 31, 2025, the Company recorded charges of $17.8 million related to restructuring programs. The Company recorded $16.4 million of the charge within other expense (income), related to severance and acceleration of depreciation and lease costs in connection with the Company's 2025 restructuring plan. The remaining $1.4 million of expense, recorded within selling, general and administrative expenses, relates to our plan to optimize the legal structure of the Company and its subsidiaries.

(3) During the three months ended March 31, 2025 and 2024, we recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.

(4) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and asset impairments attributable to the segments during the three months ended March 31, 2025 and 2024.

Please refer to Note 14, Other Expense (Income), for further discussion of these items.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2024 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2024 Annual Report and in Part II, Item 1A of this Form 10-Q.

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

Macroeconomic Factors

In recent months, the U.S. government has imposed additional tariffs and trade restrictions on certain goods produced outside of the United States. In response to these actions, certain jurisdictions, including China, Mexico, Canada and the European Union, have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. We continue to monitor this dynamic situation to assess the impact of these tariffs on our business and actions we can take to minimize their impact. Based on the information available at this time, we do not believe the impact will be material to our 2025 results.

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

Financial Performance Summary

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three months ended March 31, 2025:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended March 31, 2025 GAAP	$107.0	$24.1	$89.8	$1.23
Unallocated items:
Restructuring and other charges (1)	17.8	2.0	15.8	0.21
Amortization of acquisition-related intangible assets (2)	0.2	—	0.6	0.01
Three months ended March 31, 2025 adjusted amounts (non-U.S. GAAP)	$125.0	$26.1	$106.2	$1.45

During the three months ended March 31, 2025, we recorded a tax benefit of $1.7 million associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three months ended March 31, 2024:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended March 31, 2024 GAAP	$122.8	$16.4	$115.3	$1.55
Unallocated items:
Amortization of acquisition-related intangible assets (2)	0.2	—	0.7	0.01
Three months ended March 31, 2024 adjusted amounts (non-U.S. GAAP)	$123.0	$16.4	$116.0	$1.56

During the three months ended March 31, 2024, we recorded a tax benefit of $10.9 million associated with stock-based compensation.

(1)During the three months ended March 31, 2025, the Company recorded charges of $17.8 million related to restructuring programs. The Company recorded $16.4 million of the charge within other expense (income), related to severance and acceleration of depreciation and lease costs in connection with the Company's 2025 restructuring plan. The remaining $1.4 million of expense, recorded within selling, general and administrative expenses, relates to our plan to optimize the legal structure of the Company and its subsidiaries.

(2)During the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and $0.5 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

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

Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.

Net Sales

The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Percentage Change
($ in millions)	2025	2024	As-Reported	Organic
Proprietary Products	$563.0	$559.5	0.6%	2.4%
Contract-Manufactured Products	135.0	135.9	(0.7)%	0.8%
Consolidated net sales	$698.0	$695.4	0.4%	2.1%

Consolidated net sales increased by $2.6 million, or 0.4%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $11.7 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2025 increased by $14.3 million, or 2.1%, as compared to the same period in 2024.

Proprietary Products – Proprietary Products net sales increased by $3.5 million, or 0.6%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $9.7 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2025 increased by $13.2 million, or 2.4%, as compared to the same period in 2024, due primarily to an increase in sales of self-injection device platforms, partially offset by a decline in sales of FluroTec® products.

Contract-Manufactured Products – Contract-Manufactured Products net sales decreased by $0.9 million, or 0.7%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $2.0 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2025 increased by $1.1 million, or 0.8%, as compared to the same period in 2024, due primarily to an increase in sales of self-injection devices for obesity and diabetes, offset by a decrease in sales of healthcare diagnostic devices.

Gross Profit

The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2025	2024
Proprietary Products:
Gross profit	$210.2	$207.1
Gross profit margin	37.3%	37.0%
Contract-Manufactured Products:
Gross profit	$21.7	$23.1
Gross profit margin	16.1%	17.0%
Consolidated gross profit	$231.9	$230.2
Consolidated gross profit margin	33.2%	33.1%

Consolidated gross profit increased by $1.7 million, or 0.7%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $3.6 million for the three months ended March 31, 2025, as compared to the same period in 2024. Consolidated gross profit margin increased by 0.1 margin points for the three months ended March 31, 2025, as compared to the same period in 2024.

Proprietary Products - Proprietary Products gross profit increased by $3.1 million, or 1.5%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $3.3 million. Proprietary Products gross profit margin increased by 0.3 margin points for the three months ended March 31, 2025, as compared to the same periods in 2024, primarily due to higher plant absorption from increased customer demand and sales price increases. These were offset by a shift in sales mix from HVP Components to HVP Delivery Devices, which have lower profitability.

Contract-Manufactured Products - Contract-Manufactured Products gross profit decreased by $1.4 million, or 6.1%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $0.3 million. Contract-Manufactured Products gross profit margin decreased by 0.9 margin points for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to plant spend for additional manufacturing capacity to support the GLP-1 business, offset by increased sales prices.

Research and Development (“R&D”) Costs

The following table presents consolidated R&D costs:

	Three Months Ended March 31,
($ in millions)	2025	2024
Consolidated R&D costs	$16.3	$17.6

Consolidated R&D costs decreased by $1.3 million, or 7.4%, for the three months ended March 31, 2025, as compared to the same period in 2024, due primarily to reduced salary and wages and a decrease in professional services. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumable.

All of the R&D costs incurred in the three months ended March 31, 2025 and 2024 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs

The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2025	2024
Proprietary Products	$60.3	$60.7
Contract-Manufactured Products	7.6	6.2
Corporate and unallocated items	20.1	19.8
Consolidated SG&A costs	$88.0	$86.7
SG&A as a % of net sales	12.6%	12.5%

Consolidated SG&A costs increased by $1.3 million, or 1.5%, for the three months ended March 31, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.9 million, due primarily to increased salary and wages, offset by decreases in expense related to stock-based compensation and professional services.

Proprietary Products - Proprietary Products SG&A costs decreased by $0.4 million, or 0.7%, for the three months ended March 31, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.8 million. Proprietary Products SG&A costs decreased primarily due to decreased costs related to professional services, offset by increased salary and wages.

Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $1.4 million, or 22.6%, for the three months ended March 31, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.1 million, due primarily to increased salary and wages.

Corporate and unallocated items - Corporate SG&A costs increased by $0.3 million, or 1.5%, for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries, offset by a decrease in expense related to stock-based compensation.

Other Expense (Income)

The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2025	2024
Proprietary Products	$3.0	$2.5
Contract-Manufactured Products	0.6	(0.2)
Corporate and unallocated	17.0	0.8
Consolidated other expense (income)	$20.6	$3.1

Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, asset impairments and miscellaneous income and charges.

Consolidated other expense (income) changed by $17.5 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to the factors described below.

Proprietary Products - Proprietary Products other expense (income) changed by $0.5 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to increased contingent consideration expense being recorded in the three months ended March 31, 2025, as compared to the same period in 2024.

Contract-Manufactured Products - Contract-Manufactured Products other expense (income) changed by $0.8 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to increased foreign exchange losses in the three months ended March 31, 2025, as compared to the same period in 2024.

Corporate and unallocated items - Corporate and unallocated items changed by $16.2 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the Company recording restructuring and other charges of $16.4 million in the three months ended March 31, 2025 that did not occur in the same period in 2024.

Operating Profit

The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2025	2024
Proprietary Products	$130.6	$126.3
Contract-Manufactured Products	13.5	17.1
Corporate and unallocated items	(37.1)	(20.6)
Consolidated operating profit	$107.0	$122.8
Consolidated operating profit margin	15.3%	17.7%
Unallocated items	18.0	0.2
Adjusted consolidated operating profit	$125.0	$123.0
Adjusted consolidated operating profit margin	17.9%	17.7%

Consolidated operating profit decreased by $15.8 million, or 12.9%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $2.6 million for the three months ended March 31, 2025, as compared to the same period in 2024.

Proprietary Products - Proprietary Products operating profit increased by $4.3 million, or 3.4%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $2.4 million, due to the factors described above, most notably higher plant absorption from increased customer demand and sales price increases.

Contract-Manufactured Products - Contract-Manufactured Products operating profit decreased by $3.6 million, or 21.1%, for the three months ended March 31, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $0.2 million, due to the factors described above, most notably plant spend for additional manufacturing capacity to support the GLP-1 business.

Corporate and unallocated - Excluding the unallocated items, Corporate costs decreased by $1.3 million, or 6.4%, for the three months ended March 31, 2025, as compared to the same period in 2024, due to the factors described above, most notably the decrease in expense related to stock-based compensation.

For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income

The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2025	2024
Interest expense	$4.2	$3.6
Capitalized interest	(3.8)	(2.0)
Interest expense, net	$0.4	$1.6

Interest income	$(4.1)	$(6.2)
Interest expense, net, decreased by $1.2 million, for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in capitalized interest.

Interest income decreased by $2.1 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to the Company having a lower average cash balance during 2025 and a decline in interest rates in 2025, as compared to the same period in 2024.

Other Nonoperating Expense (Income)

Other nonoperating expense (income) was $0.2 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.

Income Tax Expense

The provision for income taxes was $24.1 million and $16.4 million for the three months ended March 31, 2025 and 2024, respectively, and the effective tax rate was 21.8% and 12.9%, respectively. The increase in the effective tax rate is primarily due to a decrease in the tax benefit related to stock-based compensation in the three months ended March 31, 2025 as compared to the same period in 2024.

Equity in Net Income of Affiliated Companies

Equity in net income of affiliated companies was $3.4 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively. Equity in net income of affiliated companies decreased by $0.9 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to less favorable operating results at Daikyo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents cash flow data for the three months ended March 31:

($ in millions)	2025	2024
Net cash provided by operating activities	$129.4	$118.2
Net cash used in investing activities	$(71.3)	$(90.6)
Net cash used in financing activities	$(147.0)	$(271.0)

Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $11.2 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to favorable working capital management, offset by less favorable operating results.

Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $19.3 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to a decrease in capital expenditures.

Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $124.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in purchases under our share repurchase programs.

Liquidity and Capital Resources

The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$404.2	$484.6
Accounts receivable, net	$543.6	$552.5
Inventories	$388.7	$377.0
Accounts payable	$228.4	$239.3
Debt	$202.6	$202.6
Equity	$2,683.1	$2,682.3
Working capital	$930.8	$987.7

Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2025 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2025 included $44.6 million of cash held by subsidiaries within the U.S., and $359.6 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2025, we purchased 550,281 shares of our common stock under the share repurchase program at a cost of $133.5 million, or an average price of $242.63 per share.

Working capital – Working capital at March 31, 2025 decreased by $56.9 million, or 5.8%, as compared to December 31, 2024, which includes a favorable foreign currency translation impact of $15.3 million. Excluding the impact of currency exchange rates, cash and cash equivalents, total current liabilities and accounts receivable decreased by $89.1 million, $35.2 million and $17.6 million, respectively.

The decrease in cash and cash equivalents was due to share repurchases and capital expenditures, offset by cash from operations during the three months ended March 31, 2025. The decrease in total current liabilities was primarily driven by reductions in accounts payable and income taxes payable, as well as the payout of the 2024 annual incentive plan accrual during the three months ended March 31, 2025 . The decrease in accounts receivable is primarily due to decreased net sales leading up to the March 31, 2025 balance sheet date as compared to the December 31, 2024 balance sheet date.

Debt and credit facilities – The total debt balance of $202.6 million at March 31, 2025 is consistent with the total debt balance at December 31, 2024.

Our sources of liquidity include our multi-currency revolving credit facility. At March 31, 2025, we had no outstanding borrowings under the multi-currency revolving credit facility. At March 31, 2025, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2025, we were in compliance with all of our debt covenants.

We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Commitments and Contractual Obligations

A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2024 Annual Report. During the three months ended March 31, 2025, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2025, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2024 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2024 Annual Report.

NEW ACCOUNTING STANDARDS

For information on new accounting standards see Note 2, New Accounting Standards.

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

This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report as well as Part II, section 1A of this quarterly report.

Except as required by law or regulation, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2024 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended March 31, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2025 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2025	46,069	$336.96	46,069	506,524
February 1 - 28, 2025	43,586	$269.18	43,586	462,938
March 1 - 31, 2025	460,626	$230.68	460,626	2,312
Total	550,281	$242.63	550,281	2,312

(1)In February 2023, the Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. 2,593 shares purchased during the period were under the February 2023 plan, which completed the plan during January 2025. Additionally, during December 2024, the Board of Directors approved a share repurchase program under which the Company may repurchase up to 550,000 shares of common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. 547,688 shares purchased during the three months ended March 31, 2025 were under the December 2024 plan.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

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
4.2
Articles 5, 8(c) and 9 of our Amended and Restated Articles of Incorporation, effective April 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q report for the quarter ended June 30, 2024, filed July 25, 2024).

4.3
Articles I and IV of our Bylaws, as amended through October 23, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended September 30, 2023, filed October 26, 2023).

4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1	Form of 2025 Restricted Stock Unit Agreement, issued pursuant to the 2016 Omnibus Incentive Compensation Plan.
10.2	Form of 2025 Performance Stock Unit Agreement, issued pursuant to the 2016 Omnibus Incentive Compensation Plan.
10.3	Form of 2025 Stock Option Agreement, issued pursuant to the 2016 Omnibus Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

April 24, 2025