Form 10-Q
period 2025-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2025-10-23
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☑
As of October 20, 2025, there were 71,943,412 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$804.6	$746.9	$2,269.1	$2,144.4
Cost of goods and services sold	510.3	482.2	1,469.0	1,419.5
Gross profit	294.3	264.7	800.1	724.9
Research and development	17.1	15.5	52.5	50.6
Selling, general and administrative expenses	102.7	83.5	286.6	253.2
Other expense (income) (Note 14)	6.9	4.4	32.7	10.8
Operating profit	167.6	161.3	428.3	410.3
Interest expense, net	0.2	0.7	0.7	3.8
Interest income	(4.7)	(4.6)	(12.4)	(14.8)
Other nonoperating expense (income)	0.2	0.7	0.6	0.7
Income before income taxes and equity in net income of affiliated companies	171.9	164.5	439.4	420.6
Income tax expense	34.0	32.4	88.3	70.7
Equity in net income of affiliated companies	(2.1)	(3.9)	(10.5)	(12.7)
Net income	$140.0	$136.0	$361.6	$362.6

Net income per share:
Basic	$1.94	$1.87	$5.00	$4.96
Diluted	$1.92	$1.85	$4.97	$4.91

Weighted average shares outstanding:
Basic	72.2	72.8	72.3	73.1
Diluted	72.6	73.4	72.7	73.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$140.0	$136.0	$361.6	$362.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.7 and $(2.5), $(1.4) and $(0.8), respectively	(12.0)	74.7	153.3	6.7
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0 and $(0.2), $(0.3) and $(0.3), respectively	0.1	(0.8)	(1.0)	(1.2)
Net (loss) gain on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0, $0.0 and $0.0, respectively	(0.1)	0.2	0.1	—
Net (loss) gain on derivatives, net of tax of $(0.5) and $1.1, $1.2 and $0.7, respectively	(1.6)	6.5	3.4	2.0
Other comprehensive (loss) income, net of tax	(13.6)	80.6	155.8	7.5
Comprehensive income	$126.4	$216.6	$517.4	$370.1
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$628.5	$484.6
Accounts receivable, net	625.0	552.5
Inventories	438.0	377.0
Other current assets	131.8	124.0
Total current assets	1,823.3	1,538.1
Property, plant and equipment	3,232.9	2,985.8
Less: accumulated depreciation and amortization	1,492.3	1,404.2
Property, plant and equipment, net	1,740.6	1,581.6
Operating lease right-of-use assets	97.8	104.5
Investments in affiliated companies	220.9	202.1
Goodwill	110.6	106.0
Intangible assets, net	8.9	10.8
Deferred income taxes	27.9	26.0
Other noncurrent assets	75.8	74.3
Total Assets	$4,105.8	$3,643.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$255.8	$239.3
Accrued salaries, wages and benefits	111.8	73.5
Income taxes payable	33.3	31.5
Operating lease liabilities	21.4	17.9
Other current liabilities	213.1	188.2
Total current liabilities	635.4	550.4
Long-term debt	202.7	202.6
Deferred income taxes	22.8	20.5
Pension and other postretirement benefits	31.1	28.2
Operating lease liabilities	73.5	81.8
Deferred compensation benefits	13.5	15.4
Other long-term liabilities	75.3	62.2
Total Liabilities	1,054.3	961.1

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: September 30, 2025 - 75.3 million, December 31, 2024 - 75.3 million; shares outstanding: September 30, 2025 - 71.9 million, December 31, 2024 - 72.3 million	18.8	18.8
Capital in excess of par value	—	22.1
Retained earnings	4,262.4	3,956.6
Accumulated other comprehensive loss	(102.3)	(258.1)
Treasury stock, at cost (September 30, 2025 - 3.4 million shares, December 31, 2024 - 3.0 million shares)	(1,127.4)	(1,057.1)
Total Equity	3,051.5	2,682.3
Total Liabilities and Equity	$4,105.8	$3,643.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$361.6	$362.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122.2	112.0
Amortization	2.2	2.7
Stock-based compensation	17.1	14.4
Non-cash restructuring charges	2.5	—
Asset impairments	4.4	1.9
Other non-cash items, net	(4.4)	(9.7)
Changes in assets and liabilities	(1.9)	(20.6)
Net cash provided by operating activities	503.7	463.3

Cash flows from investing activities:
Capital expenditures	(209.8)	(272.1)
Other, net	—	(1.8)
Net cash used in investing activities	(209.8)	(273.9)

Cash flows from financing activities:
Borrowings of long-term debt	—	164.7
Repayments of long-term debt	—	(169.0)
Principal repayments on finance leases	(0.8)	(23.2)
Excise tax payments	(4.2)	—
Dividend payments	(45.4)	(43.8)
Proceeds from stock-based compensation awards	8.2	24.0
Employee stock purchase plan contributions	5.4	5.6
Shares purchased under share repurchase programs	(134.0)	(506.5)
Shares repurchased for employee tax withholdings	(2.6)	(5.5)
Net cash used in financing activities	(173.4)	(553.7)
Effect of exchange rates on cash	23.4	1.3
Net increase (decrease) in cash and cash equivalents	143.9	(363.0)

Cash, including cash equivalents at beginning of period	484.6	853.9
Cash, including cash equivalents at end of period	$628.5	$490.9

Supplemental cash flow information:
Accrued capital expenditures	$38.1	$50.3
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1:  Basis of Presentation
Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2025, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.
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
The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Biologics	41%	40%	39%	38%
Generics	17%	18%	17%	17%
Pharma	22%	23%	25%	25%
Contract-Manufactured Products	20%	19%	19%	20%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
High-Value Product ("HVP") Components	48%	45%	47%	46%
High-Value Product ("HVP") Delivery Devices	12%	16%	13%	12%
Standard Packaging	20%	20%	21%	22%
Contract-Manufactured Products	20%	19%	19%	20%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	47%	48%	47%	44%
Europe, Middle East, Africa	45%	44%	45%	47%
Asia Pacific	8%	8%	8%	9%
	100%	100%	100%	100%

Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2024	$23.3
Contract assets, September 30, 2025	27.5
Change in contract assets - increase (decrease)	$4.2

Deferred income, December 31, 2024	$(53.2)
Deferred income, September 30, 2025	(47.3)
Change in deferred income - decrease (increase)	$5.9
Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the nine months ended September 30, 2025, $39.3 million of revenue was recognized that was included in deferred income at the beginning of the year.
As of September 30, 2025, performance obligations expected to be satisfied beyond one year were $4.3 million. The remaining $43.0 million of performance obligations are expected to be satisfied within one year or less.
Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net income	$140.0	$136.0	$361.6	$362.6
Weighted average common shares outstanding	72.2	72.8	72.3	73.1
Dilutive effect of equity awards, based on the treasury stock method	0.4	0.6	0.4	0.7
Weighted average shares assuming dilution	72.6	73.4	72.7	73.8
During the three months ended September 30, 2025 and 2024, there were 0.4 million and 0.3 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.4 million and 0.3 million antidilutive shares outstanding during the nine months ended September 30, 2025 and 2024, respectively.
In February 2023, the Board of Directors approved a share repurchase program under which the Company was able repurchase up to $1.0 billion in shares of common stock. This program was completed during January 2025.
In December 2024, the Board of Directors approved a share repurchase program under which the Company was able to repurchase up to 550,000 shares of common stock on the open market or in privately-negotiated transactions. The number of shares to be repurchased and the timing of such transactions depended on a variety of factors, including market conditions. This program was completed during April 2025. The Company did not repurchase any shares during the three months ended September 30, 2025.

The below table summarizes the details of the Company's repurchases of common stock under these programs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2025	2024
Shares repurchased	170,771	552,593	1,409,786
Total cost of repurchases ($ in millions)	$52.4	$134.0	$506.5
Average price per repurchased share	$306.34	$242.55	$359.24
Note 5:  Inventories
Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2025	December 31, 2024
Raw materials	$183.0	$166.9
Work in process	97.6	65.2
Finished goods	157.4	144.9
	$438.0	$377.0
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Operating lease cost	$6.9	$6.4	$20.3	$18.1
Finance lease - amortization of right-of-use (ROU) assets	0.5	0.3	1.2	0.6
Finance lease - interest on lease liabilities	—	0.1	0.1	0.1
Short-term lease cost	1.0	0.8	2.5	1.9
Variable lease cost	2.9	2.5	8.3	6.3
Total lease cost	$11.3	$10.1	$32.4	$27.0
The following table summarizes the finance lease amounts in the condensed consolidated balance sheets:

		September 30,	December 31,
($ in millions)	Balance Sheet Classification	2025	2024
ROU assets, net	Other noncurrent assets	$35.2	$29.7
Lease liabilities (current)	Other current liabilities	$1.5	$0.9
Lease liabilities (noncurrent)	Other long-term liabilities	$3.9	$2.1

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.6	$26.3
Operating cash flows from finance leases	$0.1	$—
Financing cash flows from finance leases	$0.8	$23.2
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$9.9	$36.8
Finance leases	$2.9	$24.3
As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 6.1 years and 8.3 years, respectively. As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term for finance leases was 4.6 years and 6.3 years, respectively.
As of September 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.00% and 3.99%, respectively. As of September 30, 2025 and December 31, 2024, the weighted average discount rate for finance leases was 4.16% and 4.80%, respectively.
Maturities of the Company's lease liabilities as of September 30, 2025 were as follows:

($ in millions)
Year	Operating Leases	Finance Leases
2025 (remaining period as of September 30, 2025)	$6.5	$0.4
2026	25.4	1.5
2027	18.4	1.5
2028	16.6	1.1
2029	12.7	0.5
Thereafter	27.3	0.9
	106.9	5.9
Less: imputed lease interest	(12.0)	(0.5)
Total lease liabilities	$94.9	$5.4
Note 7:  Affiliated Companies
The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	September 30,	December 31,
($ in millions)	2025	2024
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$213.6	$194.9
Non-equity method affiliates	7.3	7.2
Total investments in affiliated companies	$220.9	$202.1

We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.
The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	September 30,	December 31,
($ in millions)	2025	2024
Payables due to affiliates	$19.8	$18.7
Receivables due from affiliates	$1.2	$2.5
The following table summarizes the Company's affiliate transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Purchases from (and payments to) affiliates	$25.2	$30.1	$83.1	$83.6
Sales to affiliates	$3.4	$3.5	$9.4	$10.7
The majority of the purchase transactions listed above relate to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows the Company to purchase and re-sell Daikyo products.
Note 8:  Debt
The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2025.

($ in millions)	September 30, 2025	December 31, 2024
Term Loan, due July 2, 2027 (5.35%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.3	0.4
Total debt	202.7	202.6
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.7	$202.6
Term Loan
At September 30, 2025, the Company had $130.0 million in borrowings under the Term Loan which were classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.
Multi-Currency Revolving Credit Facility
At September 30, 2025, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2025, we were in compliance with all of our debt covenants.

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
Foreign Exchange Rate Risk
We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans. As of both September 30, 2025 and December 31, 2024, the notional amounts of these forward exchange contracts were Singapore Dollar (“SGD”) 421.9 million and $13.4 million. We have also entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany demand notes which were executed at various times throughout 2023 and 2024. As of September 30, 2025, the total notional amounts of these forward exchange contracts were Euro ("EUR") 118.3 million and $47.1 million. As of December 31, 2024, the total notional amounts of these forward exchange contracts were EUR 145.3 million and $47.1 million
In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2025, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	28.4	32.5	—	—
JPY	5,388.2	25.0	10.3	1.2
SGD	35.4	16.9	9.3	—
In December 2019, we entered into a cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. The cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of September 30, 2025, the notional amount of the cross-currency swap is ¥17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.
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
We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of September 30, 2025, we had outstanding contracts to purchase 184,895 barrels of crude oil from September 2025 to March 2027, at a weighted-average strike price of $76.26 per barrel.

Effects of Derivative Instruments on Financial Position and Results of Operations
Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2025 and December 31, 2024.
The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2025	2024	2025	2024
Fair Value Hedges:
Hedged item (intercompany loan)	$3.9	$(16.6)	$7.3	$(6.2)	Other expense (income)
Derivative designated as hedging instrument	(3.9)	16.6	(7.3)	6.2	Other expense (income)
Amount excluded from effectiveness testing	(0.4)	(1.8)	(1.3)	(5.3)	Other expense (income)
Total	$(0.4)	$(1.8)	$(1.3)	$(5.3)
We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The expense recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2025 was $0.4 million and $1.3 million, respectively. The expense recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2024 was $1.8 million and $5.3 million, respectively.
The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Fair Value Hedges:
Foreign currency hedge contracts	$0.2	$0.5	$—	$—	Other expense (income)
Total	$0.2	$0.5	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.8	$0.2	$0.3	$—	Net sales
Foreign currency hedge contracts	(2.5)	5.3	(0.5)	0.5	Cost of goods and services sold
Forward treasury locks	—	—	0.1	—	Interest expense
Total	$(1.7)	$5.5	$(0.1)	$0.5
Net Investment Hedges:
Cross-currency swap	$2.4	$(8.1)	$—	$—	Other expense (income)
Total	$2.4	$(8.1)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Fair Value Hedges:
Foreign currency hedge contracts	$1.0	$0.7	$—	$(0.7)	Other expense (income)
Total	$1.0	$0.7	$—	$(0.7)
Cash Flow Hedges:
Foreign currency hedge contracts	$(1.8)	$0.3	$0.4	$(0.2)	Net sales
Foreign currency hedge contracts	4.0	(1.3)	(0.3)	3.1	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$2.2	$(1.0)	$0.2	$3.0
Net Investment Hedges:
Cross-currency swap	$(3.8)	$0.3	$—	$—	Other expense (income)
Total	$(3.8)	$0.3	$—	$—
Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024.
The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net sales	$0.3	$—	$0.4	$(0.2)
Cost of goods and services sold	$(0.5)	$0.5	$(0.3)	$3.1
Interest expense	$0.1	$—	$0.1	$0.1
The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2025	2024	2025	2024
Commodity call options	$(0.1)	$(0.5)	$(0.5)	$(0.6)	Other expense (income)
Currency Forwards	0.3	(3.2)	1.2	(2.7)	Other expense (income)
Total	$0.2	$(3.7)	$0.7	$(3.3)
For the three and nine months ended September 30, 2025 and 2024, there was no material ineffectiveness related to these hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.0	$10.0	$—	$—
Money market funds	176.8	176.8	—	—
Time deposits	45.7	—	45.7	—
Foreign currency contracts	11.9	—	11.9	—
Cross-currency swap	18.3	—	18.3	—
Commodity call options	0.4	—	0.4	—
	$263.1	$186.8	$76.3	$—
Liabilities:
Contingent consideration	$2.8	$—	$—	$2.8
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	27.0	—	27.0	—
	$39.9	$10.1	$27.0	$2.8

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.1	$11.1	$—	$—
Money market funds	117.6	117.6	—	—
Time deposits	71.3	—	71.3	—
Foreign currency contracts	17.3	—	17.3	—
Cross-currency swap	23.6	—	23.6	—
Commodity call options	0.3	—	0.3	—
	$241.2	$128.7	$112.5	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	11.2	11.2	—	—
Foreign currency contracts	18.3	—	18.3	—
	$32.5	$11.2	$18.3	$3.0

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
The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2025, the estimated fair value of long-term debt was $202.1 million compared to a carrying amount of $202.7 million. At December 31, 2024, the estimated fair value of long-term debt was $200.5 million and the carrying amount was $202.6 million. As of September 30, 2025 and December 31, 2024, all debt is long-term.
Note 11:  Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2025:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)
Other comprehensive income (loss) before reclassifications	3.2	0.1	(0.6)	153.3	156.0
Amounts reclassified out from accumulated other comprehensive income (loss)	0.2	—	(0.4)	—	(0.2)
Other comprehensive income (loss), net of tax	3.4	0.1	(1.0)	153.3	155.8
Balance, September 30, 2025	$0.9	$2.6	$(10.8)	$(95.0)	$(102.3)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2024:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2023	$—	$2.3	$(10.1)	$(136.0)	$(143.8)
Other comprehensive income (loss) before reclassifications	(0.3)	—	(0.6)	6.7	5.8
Amounts reclassified out from accumulated other comprehensive income (loss)	2.3	—	(0.6)	—	1.7
Other comprehensive income (loss), net of tax	2.0	—	(1.2)	6.7	7.5
Balance, September 30, 2024	$2.0	$2.3	$(11.3)	$(129.3)	$(136.3)
A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Detail of components	2025	2024	2025	2024	Location on Statement of Income
(Losses) gains on derivatives:
Foreign currency contracts	$(0.4)	$—	$(0.5)	$0.2	Net sales
Foreign currency contracts	0.5	(0.7)	0.2	(4.1)	Cost of goods and services sold
Foreign currency contracts	—	—	—	1.0	Other expense (income)
Forward treasury locks	—	—	(0.1)	(0.1)	Interest expense
Total before tax	0.1	(0.7)	(0.4)	(3.0)
Tax benefit	—	0.2	0.2	0.7
Net of tax	$0.1	$(0.5)	$(0.2)	$(2.3)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.2	$0.3	$0.5	$0.8	(a)
Total before tax	0.2	0.3	0.5	0.8
Tax expense	—	(0.1)	(0.1)	(0.2)
Net of tax	$0.2	$0.2	$0.4	$0.6
Total reclassifications for the period, net of tax	$0.3	$(0.3)	$0.2	$(1.7)
(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2025:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3
Net income	—	—	—	—	—	89.8	—	89.8
Activity related to stock-based compensation	—	—	(20.3)	(0.1)	27.4	—	—	7.1
Shares purchased under share repurchase program	—	—	—	0.6	(133.5)	—	—	(133.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	52.6	52.6
Balance, March 31, 2025	75.3	$18.8	$1.8	3.5	$(1,163.2)	$4,031.2	$(205.5)	$2,683.1
Net income	—	—	—	—	—	131.8	—	131.8
Activity related to stock-based compensation	—	—	(1.8)	(0.1)	23.5	(8.8)	—	12.9
Shares purchased under share repurchase program	—	—	—	—	(0.5)	—	—	(0.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.0)	—	(15.0)
Other comprehensive income, net of tax	—	—	—	—	—	—	116.8	116.8
Balance, June 30, 2025	75.3	$18.8	$—	3.4	$(1,140.2)	$4,139.2	$(88.7)	$2,929.1
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	—	—	12.8	(1.0)	—	11.8
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.8)	—	(15.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.6)	(13.6)
Balance, September 30, 2025	75.3	$18.8	$—	3.4	$(1,127.4)	$4,262.4	$(102.3)	$3,051.5

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2024:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2023	75.3	$18.8	$120.2	1.8	$(637.6)	$3,523.4	$(143.8)	$2,881.0
Net income	—	—	—	—	—	115.3	—	115.3
Activity related to stock-based compensation	—	—	(65.0)	(0.2)	79.4	—	—	14.4
Shares purchased under share repurchase program	—	—	—	0.7	(267.0)	—	—	(267.0)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.6)	—	(14.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.5)	(48.5)
Balance, March 31, 2024	75.3	$18.8	$55.2	2.3	$(825.2)	$3,624.1	$(192.3)	$2,680.6
Net income	—	—	—	—	—	111.3	—	111.3
Activity related to stock-based compensation	—	—	(21.7)	(0.1)	32.8	—	—	11.1
Shares purchased under share repurchase program	—	—	—	0.5	(187.1)	—	—	(187.1)
Dividends declared ($0.20 per share)	—	—	—	—	—	(14.5)	—	(14.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24.6)	(24.6)
Balance, June 30, 2024	75.3	$18.8	$33.5	2.7	$(979.5)	$3,720.9	$(216.9)	$2,576.8
Net income	—	—	—	—	—	136.0	—	136.0
Activity related to stock-based compensation	—	—	(10.2)	(0.1)	21.3	—	—	11.1
Shares purchased under share repurchase program	—	—	—	0.2	(52.4)	—	—	(52.4)
Other comprehensive income, net of tax	—	—	—	—	—	—	80.6	80.6
Balance, September 30, 2024	75.3	$18.8	$23.3	2.8	$(1,010.6)	$3,856.9	$(136.3)	$2,752.1

Note 13:  Stock-Based Compensation
The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. In March 2025, the Board of Directors approved, and our stockholders subsequently approved in May 2025, an amendment to the 2016 Plan ("the Amended and Restated 2016 Plan"), which, among other things, added 2.0 million shares of common stock to the maximum number of shares of common stock as to which awards may be granted. Following the approval of the Amended and Restated 2016 Plan, all stock options or SARs that are not forfeited or cancelled will reduce the number of shares available for issuance under the Amended and Restated 2016 Plan by one share for each share subject to the award. Awards issued following the amendment that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Amended and Restated 2016 Plan by an amount equal to 2.0 times the number of shares subject to the award. The reduction was previously equal to 2.5 times the number of shares subject to the award under the 2016 Plan. At September 30, 2025, there were approximately 3.0 million shares remaining in the Amended and Restated 2016 Plan for future grants.
During the nine months ended September 30, 2025, the Company granted 77,029 stock options at a weighted average exercise price of $218.98 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $93.40 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.3%; expected life of 6.5 years based on prior experience; stock volatility of 36.2% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.
During the nine months ended September 30, 2025, the Company granted 59,106 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $215.98 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.
During the nine months ended September 30, 2025, the Company granted 62,127 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $219.90 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.
Stock-based compensation expense was $8.4 million and $17.1 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, stock-based compensation expense was $5.1 million and $14.4 million, respectively.

Note 14:  Other Expense (Income)
Other expense (income) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Restructuring and related charges	$0.9	$(2.5)	$17.5	$(2.5)
Contingent consideration	2.7	1.2	7.3	3.2
Foreign exchange transaction losses	2.7	4.1	5.6	7.3
Asset impairments	0.3	1.0	1.4	1.9
Other items	0.3	0.6	0.9	0.9
Total other expense (income)	$6.9	$4.4	$32.7	$10.8
Restructuring and Related Charges
In January 2025, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of approximately twenty-four to thirty-six months from the date of approval. The plan is expected to require restructuring and related charges of approximately $30 million to $32 million, with annualized savings in the range of $35 million to $40 million. The following table presents activity related to our restructuring obligations related to our 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2024	$—	$—	$—
Charges (Credits)	15.0	2.5	17.5
Cash payments	(7.6)	—	(7.6)
Non-cash asset write downs	—	(2.5)	(2.5)
Balance, September 30, 2025	$7.4	$—	$7.4
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
The provision for income taxes was $34.0 million and $32.4 million for the three months ended September 30, 2025 and 2024, respectively, and the effective tax rate was 19.8% and 19.7%, respectively.
The provision for income taxes was $88.3 million and $70.7 million for the nine months ended September 30, 2025 and 2024, respectively, and the effective tax rate was 20.1% and 16.8%, respectively. The increase in the effective tax rate is primarily due to a decrease in the tax benefit related to stock-based compensation in the nine months ended September 30, 2025 as compared to the same period in 2024.
The Company continues to address the change in tax laws enacted pursuant to the Organization for Economic Cooperation and Development (OECD)’s 15% global minimum tax initiative (Pillar 2). The 2025 forecasted impact of Pillar 2 is not expected to be material to the Company.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact to the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2025 associated with this legislation is not material.

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
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. The defendants intend to vigorously defend against such allegations. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net sales:
Proprietary Products	$647.5	$601.4	$1,830.3	$1,720.6
Contract-Manufactured Products	157.1	145.5	438.8	423.8
Consolidated net sales	$804.6	$746.9	$2,269.1	$2,144.4

The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)	September 30, 2025	December 31, 2024
Assets
Proprietary Products	$2,989.3	$2,621.1
Contract-Manufactured Products	685.9	612.2
Corporate and Unallocated (1)	430.6	410.1
Total consolidated	$4,105.8	$3,643.4
(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization	2025	2024	2025	2024
Proprietary Products	$35.1	$33.8	$101.5	$96.8
Contract-Manufactured Products	7.1	5.5	20.3	15.1
Corporate and Unallocated	0.8	0.9	2.6	2.8
Total consolidated	$43.0	$40.2	$124.4	$114.7

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures	2025	2024	2025	2024
Proprietary Products	$47.7	$47.8	$148.1	$167.4
Contract-Manufactured Products	13.6	30.0	57.2	96.8
Corporate and Unallocated	2.0	3.5	4.5	7.9
Total consolidated	$63.3	$81.3	$209.8	$272.1

The following table provides summarized financial information for our segments:

	Three months ended September 30, 2025			Three months ended September 30, 2024
($ in millions)	Proprietary Products	Contract-Manufactured Products	Total	Proprietary Products	Contract-Manufactured Products	Total
Net sales	$647.5	$157.1	$804.6	$601.4	$145.5	$746.9
Cost of goods and services sold	383.5	126.8		365.7	116.5
Research and development	17.1	—		15.5	—
Selling, general and administrative expenses	65.6	7.5		56.6	6.7
Other segment expense (income)(4)	6.1	0.5		5.4	0.5
Segment operating profit	$175.2	$22.3	$197.5	$158.2	$21.8	$180.0
Reconciliation of profit or loss:
Stock-based compensation			(8.4)			(5.1)
Corporate general costs(1)			(19.0)			(14.3)
Unallocated items:
Restructuring and related charges(2)			(2.5)			0.9
Amortization of acquisition-related intangible assets(3)			—			(0.2)
Total consolidated operating profit			167.6			161.3
Interest (income) expense and other nonoperating expense (income), net			(4.3)			(3.2)
Income before income taxes and equity in net income of affiliated companies			$171.9			$164.5

	Nine Months Ended September 30, 2025			Nine months ended September 30, 2024
($ in millions)	Proprietary Products	Contract-Manufactured Products	Total	Proprietary Products	Contract-Manufactured Products	Total
Net sales	$1,830.3	$438.8	$2,269.1	$1,720.6	$423.8	$2,144.4
Cost of goods and services sold	1,107.8	361.2		1,070.8	348.7
Research and development	52.5	—		50.6	—
Selling, general and administrative expenses	187.4	22.1		173.4	19.1
Other segment expense (income)(4)	15.1	1.9		10.3	(0.1)
Segment operating profit	$467.5	$53.6	$521.1	$415.5	$56.1	$471.6
Reconciliation of profit or loss:
Stock-based compensation			(17.1)			(14.4)
Corporate general costs(1)			(53.6)			(47.2)
Unallocated items:
Restructuring and related charges(2)			(21.9)			0.9
Amortization of acquisition-related intangible assets(3)			(0.2)			(0.6)
Total consolidated operating profit			428.3			410.3
Interest (income) expense and other nonoperating expense (income), net			(11.1)			(10.3)
Income before income taxes and equity in net income of affiliated companies			$439.4			$420.6

(1) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.
(2) During the three and nine months ended September 30, 2025, the Company recorded charges of $2.5 million and $21.9 million, respectively, related to restructuring programs. The Company recorded $0.9 million and $17.5 million in the three and nine months ended September 30, 2025, respectively, of these charges within other expense (income), related to severance and acceleration of depreciation and lease costs in connection with the Company's 2025 restructuring plan. The remaining $1.6 million and $4.4 million, respectively, of expense, recorded within selling, general and administrative expenses, relates to our plan to optimize the legal structure of the Company and its subsidiaries. Restructuring and other charges were a net benefit of $0.9 million for the three and nine months ended September 30, 2024. The net benefit represented the impact of two items, the first of which is a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. This benefit was partially offset by $1.6 million of expense recorded within selling, general and administrative expenses, related to our plan to optimize the legal structure of the Company and its subsidiaries. Please refer to Note 14, Other Expense (Income), for further discussion of this item.
(3) During the three and nine months ended September 30, 2025 and 2024, we recorded $0.0 million and $0.2 million, and $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020.
(4) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and asset impairments attributable to the segments during the three and nine months ended September 30, 2025 and 2024.

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

Macroeconomic Factors
In recent months, the U.S. government has imposed additional tariffs and trade restrictions on certain goods produced outside of the United States. In response to these actions, certain jurisdictions in which we operate have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. We continue to monitor this dynamic situation to assess the impact of these tariffs on our business and actions we can take to minimize their impact. Based on the information available at this time, we do not believe the impact will be material to our 2025 results.
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
Financial Performance Summary
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2025:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2025 U.S. GAAP	$167.6	$34.0	$140.0	$1.92
Unallocated items:
Restructuring and other charges (1)	2.5	0.6	2.0	0.03
Amortization of acquisition-related intangible assets (2)	—	—	0.4	0.01
Three months ended September 30, 2025 adjusted amounts (non-U.S. GAAP)	$170.1	$34.6	$142.4	$1.96

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2025 U.S. GAAP	$428.3	$88.3	$361.6	$4.97
Unallocated items:
Restructuring and other charges (1)	21.9	3.0	19.0	0.26
Amortization of acquisition-related intangible assets (2)	0.2	—	1.5	0.02
Nine months ended September 30, 2025 adjusted amounts (non-U.S. GAAP)	$450.4	$91.3	$382.1	$5.25
During the three and nine months ended September 30, 2025, we recorded a tax benefit of $1.0 million and $3.9 million respectively, associated with stock-based compensation.

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2024:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2024 U.S. GAAP	$161.3	$32.4	$136.0	$1.85
Unallocated items:
Restructuring and other charges (1)	(0.9)	(0.3)	(0.6)	(0.01)
Amortization of acquisition-related intangible assets (2)	0.2	0.1	0.7	0.01
Three months ended September 30, 2024 adjusted amounts (non-U.S. GAAP)	$160.6	$32.2	$136.1	$1.85

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2024 U.S. GAAP	$410.3	$70.7	$362.6	$4.91
Unallocated items:
Restructuring and other charges (1)	(0.9)	(0.3)	(0.6)	(0.01)
Amortization of acquisition-related intangible assets (2)	0.6	0.1	2.1	0.03
Nine months ended September 30, 2024 adjusted amounts (non-U.S. GAAP)	$410.0	$70.5	$364.1	$4.93
During the three and nine months ended September 30, 2024, we recorded a tax benefit of $2.7 million and $19.3 million, respectively, associated with stock-based compensation.
(1)During the three and nine months ended September 30, 2025, the Company recorded charges of $2.5 million and $21.9 million, respectively, related to restructuring programs. During the three and nine months ended September 30, 2025, the Company recorded $0.9 million and $17.5 million, respectively, of the charges within other expense (income), related to severance and acceleration of depreciation and lease costs in connection with the Company's 2025 restructuring plan. The Company recorded the remaining $1.6 million and $4.4 million, respectively, within selling, general and administrative expenses, related to our plan to optimize the legal structure of the Company and its subsidiaries. Restructuring and other charges were a net benefit of $0.9 million for the three and nine months ended September 30, 2024. The net benefit represented the impact of two items, the first of which is a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. This benefit was partially offset by $1.6 million of expense recorded within selling, general and administrative expenses, related to our plan to optimize the legal structure of the Company and its subsidiaries.
(2)During the nine months ended September 30, 2025, the Company recorded $0.2 million of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2025, the Company recorded $0.4 million and $1.3 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.6 million, respectively, of amortization expense within operating profit associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $1.6 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

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
Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.
Net Sales
The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Percentage Change
($ in millions)	2025	2024	As-Reported	Organic
Proprietary Products	$647.5	$601.4	7.7%	5.1%
Contract-Manufactured Products	157.1	145.5	8.0%	4.9%
Consolidated net sales	$804.6	$746.9	7.7%	5.0%
Consolidated net sales increased by $57.7 million, or 7.7%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $20.1 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended September 30, 2025 increased by $37.6 million, or 5.0%, as compared to the same period in 2024.
Proprietary Products – Proprietary Products net sales increased by $46.1 million, or 7.7%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $15.7 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2025 increased by $30.4 million, or 5.1%, as compared to the same period in 2024, due primarily to an increase in sales of Westar®, Envision® and NovaBrand products. These increases were partially offset by a decline in sales of self-injection device platforms and approximately $19 million in customer incentives received in connection with volumes achieved during the three months ended September 30, 2024 that were not repeated in the same period in 2025.
Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $11.6 million, or 8.0%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $4.4 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2025 increased by $7.2 million, or 4.9%, as compared to the same period in 2024, due primarily to an increase in sales of self-injection devices for obesity and diabetes, partially offset by a decrease in sales of healthcare diagnostic devices.
The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Percentage Change
($ in millions)	2025	2024	As-Reported	Organic
Proprietary Products	$1,830.3	$1,720.6	6.4%	5.3%
Contract-Manufactured Products	438.8	423.8	3.5%	2.1%
Consolidated net sales	$2,269.1	$2,144.4	5.8%	4.7%
Consolidated net sales increased by $124.7 million, or 5.8%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $24.9 million.

Excluding foreign currency translation effects, consolidated net sales for the nine months ended September 30, 2025 increased by $99.8 million, or 4.7%, as compared to the same period in 2024.
Proprietary Products – Proprietary Products net sales increased by $109.7 million, or 6.4%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $18.8 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2025 increased by $90.9 million, or 5.3%, as compared to the same period in 2024, due primarily to an increase in sales of Westar®, NovaBrand and Envision® products. These increases were partially offset by a decline in sales of FluroTec® products and approximately $22 million in customer incentives received in connection with volumes achieved during the nine months ended September 30, 2024 that were not repeated in the same period in 2025.
Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $15.0 million, or 3.5%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $6.1 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2025 increased by $8.9 million, or 2.1%, as compared to the same period in 2024, due primarily to an increase in sales of self-injection devices for obesity and diabetes, partially offset by a decrease in sales of healthcare diagnostic devices.
Gross Profit
The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Proprietary Products:
Gross profit	$264.0	$235.7	$722.5	$649.8
Gross profit margin	40.8%	39.2%	39.5%	37.8%
Contract-Manufactured Products:
Gross profit	$30.3	$29.0	$77.6	$75.1
Gross profit margin	19.3%	19.9%	17.7%	17.7%
Consolidated gross profit	$294.3	$264.7	$800.1	$724.9
Consolidated gross profit margin	36.6%	35.4%	35.3%	33.8%
Consolidated gross profit increased by $29.6 million, or 11.2%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $8.6 million for the three months ended September 30, 2025, as compared to the same period in 2024. Consolidated gross profit margin increased by 1.2 margin points for the three months ended September 30, 2025, as compared to the same period in 2024.
Consolidated gross profit increased by $75.2 million, or 10.4%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $11.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024. Consolidated gross profit margin increased by 1.5 margin points for the nine months ended September 30, 2025, as compared to the same period in 2024.
Proprietary Products - Proprietary Products gross profit increased by $28.3 million, or 12.0%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $7.8 million. Proprietary Products gross profit margin increased by 1.6 margin points for the three months ended September 30, 2025, as compared to the same periods in 2024, due primarily to higher plant absorption from increased customer demand and sales price increases. These increases were partially offset by approximately $19 million in customer incentives received in connection with volumes achieved during the three months ended September 30, 2024 that were not repeated in the same period in 2025.

Proprietary Products gross profit increased by $72.7 million, or 11.2%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $10.7 million. Proprietary Products gross profit margin increased by 1.7 margin points for the nine months ended September 30, 2025, as compared to the same periods in 2024, due primarily to higher plant absorption from increased customer demand and sales price increases. These increases were partially offset by approximately $22 million in customer incentives received in connection with volumes achieved during the nine months ended September 30, 2024 that were not repeated in the same period in 2025.
Contract-Manufactured Products - Contract-Manufactured Products gross profit increased by $1.3 million, or 4.5%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.8 million. Contract-Manufactured Products gross profit margin decreased by 0.6 margin points for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to increased production costs, partially offset by sales price increases.
Contract-Manufactured Products gross profit increased by $2.5 million, or 3.3%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $1.1 million. Contract-Manufactured Products gross profit margin remained flat in the nine months ended September 30, 2025, as compared to the same period in 2024.
Research and Development (“R&D”) Costs
The following table presents consolidated R&D costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Consolidated R&D costs	$17.1	$15.5	$52.5	$50.6
Consolidated R&D costs increased by $1.6 million, or 10.3%, and $1.9 million, or 3.8% for the three and nine months ended September 30, 2025, respectively, as compared to the same period in 2024. Efforts remain focused on the continued investment in elastomeric packaging components, formulation development, drug containment systems, self-injection systems and drug administration consumable.
All of the R&D costs incurred in the three and nine months ended September 30, 2025 and 2024 related to Proprietary Products.
Selling, General and Administrative (“SG&A”) Costs
The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Proprietary Products	$65.6	$56.6	$187.4	$173.4
Contract-Manufactured Products	7.5	6.7	22.1	19.1
Corporate and unallocated items	29.6	20.2	77.1	60.7
Consolidated SG&A costs	$102.7	$83.5	$286.6	$253.2
SG&A as a % of net sales	12.8%	11.2%	12.6%	11.8%
Consolidated SG&A costs increased by $19.2 million, or 23.0%, for the three months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $1.2 million, due primarily to higher annual incentive compensation, increased salary and wages and increased expense related to stock-based compensation.

Consolidated SG&A costs increased by $33.4 million, or 13.2%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $1.3 million, due primarily to higher annual incentive compensation and increased salary and wages, partially offset by decreased costs related to professional services.
Proprietary Products - Proprietary Products SG&A costs increased by $9.0 million, or 15.9%, for the three months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $1.1 million. Proprietary Products SG&A costs increased due primarily to higher annual incentive compensation and increased salary and wages, partially offset by decreased costs related to professional services.
Proprietary Products SG&A costs increased by $14.0 million, or 8.1%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $1.1 million. Proprietary Products SG&A costs increased due primarily to higher annual incentive compensation and increased salary and wages, partially offset by decreased costs related to professional services.
Contract-Manufactured Products - Contract-Manufactured Products SG&A costs increased by $0.8 million, or 11.9%, for the three months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $0.1 million, due primarily to higher annual incentive compensation and increased salary and wages.
Contract-Manufactured Products SG&A costs increased by $3.0 million, or 15.7%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including an unfavorable foreign currency translation impact of $0.2 million, due primarily to increased salary and wages and higher annual incentive compensation.
Corporate and unallocated items - Corporate SG&A costs increased by $9.4 million, or 46.5%, for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to an increase in expense related to stock-based compensation, higher annual incentive compensation and increased salary and wages.
Corporate SG&A costs increased by $16.4 million, or 27.0%, for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries, higher annual incentive compensation, increased expense related to stock-based compensation and increased costs related to professional services.
Other Expense (Income)
The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Proprietary Products	$6.1	$5.4	$15.1	$10.3
Contract-Manufactured Products	0.5	0.5	1.9	(0.1)
Corporate and unallocated	0.3	(1.5)	15.7	0.6
Consolidated other expense (income)	$6.9	$4.4	$32.7	$10.8
Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, asset impairments and miscellaneous income and charges.
Consolidated other expense (income) changed by $2.5 million for the three months ended September 30, 2025, as compared to the same period in 2024, and changed by $21.9 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due to the factors described below.
Proprietary Products - Proprietary Products other expense (income) changed by $0.7 million for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to increased contingent consideration expense being recorded in the three months ended September 30, 2025, as compared to the same period in 2024.

Proprietary Products other expense (income) changed by $4.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to increased contingent consideration expense being recorded in the nine months ended September 30, 2025, as compared to the same period in 2024.
Contract-Manufactured Products - Contract-Manufactured Products other expense (income) remained flat in the three months ended September 30, 2025, as compared to the same period in 2024.
Contract-Manufactured Products other expense (income) changed by $2.0 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to increased foreign exchange losses in the nine months ended September 30, 2025, as compared to the same period in 2024.
Corporate and unallocated items - Corporate and unallocated items changed by $1.8 million for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to the Company recording expense of $0.9 million to related to restructuring and other charges during the three months ended September 30, 2025, as compared to a net benefit of $2.5 million during the same period in 2024.
Corporate and unallocated items changed by $15.1 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to the Company recording expense of $17.5 million related to restructuring and other charges in the nine months ended September 30, 2025, as compared to a net benefit of $2.5 million during the same period in 2024.
Operating Profit
The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Proprietary Products	$175.2	$158.2	$467.5	$415.5
Contract-Manufactured Products	22.3	21.8	53.6	56.1
Corporate and unallocated items	(29.9)	(18.7)	(92.8)	(61.3)
Consolidated operating profit	$167.6	$161.3	$428.3	$410.3
Consolidated operating profit margin	20.8%	21.6%	18.9%	19.1%
Unallocated items	2.5	(0.7)	22.1	(0.3)
Adjusted consolidated operating profit	$170.1	$160.6	$450.4	$410.0
Adjusted consolidated operating profit margin	21.1%	21.5%	19.8%	19.1%
Consolidated operating profit increased by $6.3 million, or 3.9%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $7.3 million for the three months ended September 30, 2025, as compared to the same period in 2024.
Consolidated operating profit increased by $18.0 million, or 4.4%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $10.5 million for the nine months ended September 30, 2025, as compared to the same period in 2024.
Proprietary Products - Proprietary Products operating profit increased by $17.0 million, or 10.7%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $6.6 million, due to the factors described above, most notably higher plant absorption from increased customer demand and sales price increases.
Proprietary Products operating profit increased by $52.0 million, or 12.5%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $9.6 million, due to the factors described above, most notably higher plant absorption from increased customer demand and sales price increases.

Contract-Manufactured Products - Contract-Manufactured Products operating profit increased by $0.5 million, or 2.3%, for the three months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.7 million, due to the factors described above.
Contract-Manufactured Products operating profit decreased by $2.5 million, or 4.5%, for the nine months ended September 30, 2025, as compared to the same period in 2024, including a favorable foreign currency translation impact of $0.9 million, due to the factors described above, most notably increased salary and wages.
Corporate and unallocated - Excluding the unallocated items, Corporate costs increased by $8.0 million, or 41.2%, for the three months ended September 30, 2025, as compared to the same period in 2024, due to the factors described above, most notably the increase in expense related to stock-based compensation.
Excluding the unallocated items, Corporate costs increased by $9.1 million, or 14.8%, for the nine months ended September 30, 2025, as compared to the same period in 2024, due to the factors described above, most notably the higher annual incentive compensation.
For unallocated items, please refer to the Financial Performance Summary section above for details.
Interest Expense, Net and Interest Income
The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest expense	$4.2	$5.0	$12.5	$12.2
Capitalized interest	(4.0)	(4.3)	(11.8)	(8.4)
Interest expense, net	$0.2	$0.7	$0.7	$3.8

Interest income	$(4.7)	$(4.6)	$(12.4)	$(14.8)
Interest expense, net, decreased by $0.5 million, for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to a decline in interest rates in 2025, as compared to the same periods in 2024. Interest expense, net, decreased by $3.1 million, for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to an increase in capitalized interest.
Interest income increased by $0.1 million for the three months ended September 30, 2025, as compared to the same period in 2024. Interest income decreased by $2.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to a decline in interest rates in 2025, as compared to the same periods in 2024.
Other Nonoperating Expense (Income)
Other nonoperating expense (income) was $0.2 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Income Tax Expense
The provision for income taxes was $34.0 million and $32.4 million for the three months ended September 30, 2025 and 2024, respectively, and the effective tax rate was 19.8% and 19.7%, respectively.
The provision for income taxes was $88.3 million and $70.7 million for the nine months ended September 30, 2025 and 2024, respectively, and the effective tax rate was 20.1% and 16.8%, respectively. The increase in the effective tax rate is due primarily to a decrease in the tax benefit related to stock-based compensation in the nine months ended September 30, 2025 as compared to the same period in 2024.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies was $2.1 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. Equity in net income of affiliated companies decreased by $1.8 million for the three months ended September 30, 2025, as compared to the same period in 2024, due primarily to less favorable operating results at Daikyo and the Mexico affiliates.
Equity in net income of affiliated companies was $10.5 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. Equity in net income of affiliated companies decreased by $2.2 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to less favorable operating results at Daikyo, partially offset by more favorable operating results at the Mexico affiliates.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2025	2024
Net cash provided by operating activities	$503.7	$463.3
Net cash used in investing activities	$(209.8)	$(273.9)
Net cash used in financing activities	$(173.4)	$(553.7)
Net Cash Provided by Operating Activities – Net cash provided by operating activities increased by $40.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to favorable working capital management.
Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $64.1 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to a decrease in capital expenditures.
Net Cash Used in Financing Activities – Net cash used in financing activities decreased by $380.3 million for the nine months ended September 30, 2025, as compared to the same period in 2024, due primarily to a decrease in purchases under our share repurchase programs.
Liquidity and Capital Resources
The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$628.5	$484.6
Accounts receivable, net	$625.0	$552.5
Inventories	$438.0	$377.0
Accounts payable	$255.8	$239.3
Debt	$202.7	$202.6
Equity	$3,051.5	$2,682.3
Working capital	$1,187.9	$987.7
Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.
Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2025 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2025 included $96.6 million of cash held by subsidiaries within the U.S., and $531.9 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2025, we purchased 552,593 shares of our common stock under the share repurchase program at a cost of $134.0 million, or an average price of $242.55 per share.

Working capital – Working capital at September 30, 2025 increased by $200.2 million, or 20.3%, as compared to December 31, 2024, which includes a favorable foreign currency translation impact of $48.8 million. Excluding the impact of currency exchange rates, cash and cash equivalents, total current liabilities, accounts receivable and inventories increased by $118.8 million, $53.9 million, $43.4 million and $36.4 million, respectively.
The increase in cash and cash equivalents was due to cash from operations, partially offset by share repurchases and capital expenditures during the nine months ended September 30, 2025. The increase in total current liabilities was driven by increases in our annual incentives and short-term hedge liabilities. The increase in accounts receivable was due to increased net sales leading up to the September 30, 2025 balance sheet date as compared to the December 31, 2024 balance sheet date. The increase in inventories was to ensure we have sufficient inventory on hand to support the needs of our customers.
Debt and credit facilities – The total debt balance of $202.7 million at September 30, 2025 increased $0.1 million from the total debt balance at December 31, 2024.
Our sources of liquidity include our multi-currency revolving credit facility. At September 30, 2025, we had no outstanding borrowings under the multi-currency revolving credit facility. At September 30, 2025, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2025, we were in compliance with all of our debt covenants.
We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.
Commitments and Contractual Obligations
A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2024 Annual Report. During the three months ended September 30, 2025, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2025, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2024 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2024 Annual Report.
NEW ACCOUNTING STANDARDS
For information on new accounting standards see Note 2, New Accounting Standards, within Item 1 of this report.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures are effective.
Changes in Internal Controls
During the quarter ended September 30, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. The defendants intend to vigorously defend against such allegations. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
ITEM 1A.  RISK FACTORS
There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, there were no purchases of our common stock made by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

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

WEST PHARMACEUTICAL SERVICES, INC.
(Registrant)

By: /s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President, Chief Financial Officer

October 23, 2025