Form 10-K
period 2025-12-31
WEST PHARMACEUTICAL SERVICES INC
filed 2026-02-17
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $15.7 billion based on the closing price as reported on the New York Stock Exchange.

As of January 29, 2026, there were 72,021,491 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.	Part III

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
Information in this Form 10-K is current as of February 17, 2026, unless otherwise specified.

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
Proprietary Products Segment
Our Proprietary Products reportable segment offers elastomers & primary containment, drug delivery devices, integrated systems, and analytical lab services, primarily to biologic, generic, and pharmaceutical drug customers. Our packaging products include stoppers and seals for injectable packaging systems, which are designed to help ensure drug compatibility and stability with active drug products, while also supporting operational efficiency for customers. These packaging products also include syringe and cartridge components, including custom solutions for the specific needs of injectable drug applications, as well as administration systems that can enhance the safe delivery of drugs through advanced reconstitution, mixing and transfer technologies. We also provide films, coatings, washing, vision inspection and sterilization processes and services to enhance the quality of our packaging products and mitigate the risk of contamination and compatibility issues.
This segment’s product portfolio also includes drug containment solutions in the form of vials, syringes, plungers and cartridges. These products can provide a high-quality solution to glass incompatibility issues and can stand up to cold storage environments, while reducing the risk of breakage that exists with glass. In addition, we offer a variety of self-injection devices, designed to address the need to provide at-home delivery of injectable therapies. These devices are patient-centric technologies that are easy-to-use and can be combined with connected health technologies that have the potential to increase adherence.
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
This reportable segment has manufacturing facilities in North and South America, Europe, and Asia, with affiliated companies in Japan and Mexico. Please refer to Item 2, Properties, for additional information on our manufacturing and other sites.
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

International
We have significant operations outside of the United States (“U.S.”), which are managed through the same business segments as our U.S. operations – Proprietary Products and Contract-Manufactured Products. Sales outside of the U.S. accounted for 56.7% of our consolidated net sales in 2025.
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
Raw Materials
We use three primary raw materials in the manufacture of our products: elastomers, aluminum and plastic. Elastomers include both synthetic and natural materials. We currently have access to adequate supplies of these raw materials to meet our production needs through robust agreements with suppliers, supported by a dedicated supplier performance and supplier relationship management framework. We are required to carry significant amounts of inventory to meet customer requirements, which is managed using a critical material planning process within supply chain. In addition, some of our supply agreements require us to purchase inventory in bulk orders, which increases inventory levels but decreases the risk of supply interruption.
We employ a supply chain management strategy in our business segments, which involves purchasing from integrated suppliers that control their own sources of supply. Due to quality and regulatory control over our production processes, single source availability, and the quality and regulatory burden required in qualifying suppliers, we rely on single-source suppliers for certain critical raw materials. In such circumstances, we deploy a range of cross-functional resources to manage the existing supplier relationship and to profile and manage the supply disruption risk. We purchase certain raw materials in the open commodities market and therefore the results of our operations may be affected by price fluctuations. This strategy increases the risk that our supply chain may be interrupted in the event of a supplier production or distribution problem. These risks are managed, when and where possible, by selecting suppliers with multiple manufacturing sites, rigorous quality control systems, surplus inventory levels and other methods of maintaining supply in case of an interruption in production or distribution. Heightened inflation may result in unfavorable conditions, inclusive of an increase in raw material cost. To date, we have been able to manage these conditions without significant disruption to our business.
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

Government Regulation
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules, and regulations to healthcare, environmental protection, occupational health and safety, anti-corruption, export control, product safety and efficacy, employment, privacy and other areas. The design, development, manufacturing, marketing and labeling of certain of our products and our customers’ products that incorporate our products are subject to regulation by governmental authorities in the U.S., Europe and other countries, including the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency and the National Medical Products Administration (China). Regulatory authorities, including regulatory review and oversight, can impact on the time and cost associated with the development and continued availability of our products, and they have the authority to take various administrative and legal actions against West. Compliance with existing and forthcoming laws and regulations can be costly and time-consuming, and may require changes to our information technologies, systems and practices.
Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations did not require material capital expenditures in 2025 and is not expected to have a material effect on our capital expenditures, results of operations and competitive position in 2026. For more information on the potential impacts of government regulations affecting our business, see "Item 1A. Risk Factors." There were no required material capital expenditures for adherence to our government-led regulatory standards in our facilities in 2025 outside the normal course of business, and there are currently no needed or planned material expenditures for 2026.
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
Environmental Regulations
We are subject to various national, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our compliance with these laws and regulations has not had a material impact on our financial position, results of operations or cash flows. There were no required material capital expenditures for environmental controls in our facilities in 2025 and there are currently no needed or planned material expenditures for 2026.
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
Our ten largest customers accounted for 47.6% of our consolidated net sales in 2025, and one of these customers individually accounted for more than 10% of consolidated net sales, at 15.8% or $485.9 million, contributing to net sales in both the Proprietary and Contract Manufacturing reporting segments. Please refer to Note 3, Revenue, and Note 19, Segment Information, for additional information on our consolidated net sales.
Competition
With our range of proprietary technologies, we compete with several companies, such as Datwyler and Aptar, across our Proprietary Products product lines. Competition for these components is based primarily on product design and performance, quality, regulatory compliance, and scientific expertise, along with total cost.
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
Our Contract-Manufactured Products business operates in very competitive markets for its products. The competition for device manufacturing varies from smaller regional companies such as SMC Ltd. to large global assembly manufacturers such as Phillips Medisize. Given the cost pressures they face, many of our customers look to reduce costs by sourcing from low-cost locations. We seek to differentiate ourselves by leveraging our global capabilities and reputation and by employing new technologies such as high-speed automated assembly, insert-molding, multi-shot precision molding, expertise with multiple-piece closure systems, and more recently scalable drug packaging and assembly solutions, which expands our competitive set to include CMO’s such as Sharp and PCI Pharma Services.
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
Commercial development of our new products and services for medical and pharmaceutical applications commonly requires several years. New products that we develop may require separate approval as medical devices, and products that are intended to be used in the packaging and delivery of pharmaceutical products are subject to both customer acceptance of our products and regulatory approval of the customers' products following our development period.
We continue to pursue strategic initiatives in drug containment components, integrated drug containment systems, novel drug delivery devices, novel therapeutic experiences and administration systems.
We also continue to seek new innovative opportunities for acquisition, licensing, partnering or development of products, services and technologies.
Human Capital Management
Our People
As of December 31, 2025, we employed approximately 10,800 people, excluding contractors and temporary workers, in our operations throughout the world. The following table presents the approximate percentage of our employees by region:

North America	43%
Europe	42%
Asia Pacific	12%
South America	3%
Total	100%

As of December 31, 2025, the following table presents the approximate percentage of our employees by function:

Proprietary Products	73%
Contract-Manufactured Products	17%
Corporate	10%
Total	100%
As of December 31, 2025, approximately 37% of our full-time employees were female.
Training, Compliance and Talent Development
We strongly encourage our team members to engage in continuous learning and provide development opportunities to strengthen individual skills and gain new experiences with the goal to build talent from within. We offer resources such as our tuition reimbursement program and our online learning catalog, with more than 50,000 courses available. We centrally manage and organize on-the-job training, instructor-led trainings and online trainings in many different languages and topics through our global Learning Management System.
Our team members live our values (Passion for Customer, Leadership in Quality and One West Team) as they work together to support our mission to improve patients' lives. West’s Code of Conduct, available in multiple languages on westpharma.com, provides guidance to our team members on appropriate and ethical conduct.
Our focus on talent acquisition, performance management, resource planning and management development is strongly aligned with our inclusion, collaboration, and innovation strategies, all of which lead to more opportunities, better access to talent and stronger business performance.
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

Corporate Sustainability Commitment
West has been committed to sustainability topics for many years. During 2025, our focus was navigating a dynamic compliance environment, given the increased requirements and uncertainty surrounding regulations such as the EU Deforestation Regulation, and on advancing our long-term strategic priorities. Our sustainability team, which is led by our General Counsel, includes cross-functional collaboration and has been working with executive leadership, our board and other stakeholders to enhance our sustainability framework and ensure alignment with our corporate mission, vision and values. Our long-term strategic priorities include focus on talent attraction, retention and engagement; a climate and greenhouse gas ("GHG") reduction strategy that incorporates renewable energy and reduced absolute emissions; developing a more sustainable and responsible supply chain; research and development that begins to incorporate sustainability; and, reducing waste to landfill and lowering water intensity in our operational processes. These areas of focus are in addition to our commitments to safety, quality, business continuity, and business compliance and integrity. Additionally, our philanthropic programs are an essential element of our corporate citizenship especially as we focus on the areas of children’s health; access to healthcare; and science, technology, engineering and math education. We have expanded our philanthropic scope to include more sustainability related initiatives. We solicit input from a variety of stakeholders including employees, customers, and suppliers on ways to improve in these and other sustainability areas and see continued progress in these areas as critical to maintaining an engaged and responsible workforce.
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
In Part III of this Form 10-K, we incorporate by reference certain information from parts of other documents filed with the SEC and from our Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”), which will be filed with the SEC within 120 days following the end of our 2025 fiscal year. Our 2026 Proxy Statement will be available on our website under the caption Investors - Financial - Annual Reports & Proxy when complete.
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
Our disclosure and analysis in this Form 10-K contains some forward-looking statements that are based on management’s beliefs and assumptions, current expectations, estimates and forecasts. We also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. We have attempted, wherever possible, to identify forward-looking statements by using words such as “estimate,” “expect,” “intend,” “believe,” “plan,” “anticipate” and other words and phrases of similar meaning. In particular, these include statements relating to future actions, business plans and prospects, new products, future performance or results of current or anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, economic effects, the outcome of contingencies, such as legal proceedings, and financial results.
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
Global and Economic Risks
Global economic conditions, including inflation and supply chain disruptions, could adversely affect our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions. Those conditions could negatively affect demand for our products due to customers decreasing their inventories in the near-term or long-term, reduction in sales due to raw material shortages, reduction in research and development efforts, our inability to sufficiently hedge raw material costs, insolvency of suppliers or customers, and exacerbate some of the other risks that affect our business, financial condition and results of operations.
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
We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations and tariffs, as well as political and economic risks.
A significant portion of our net sales and earnings are generated internationally. Sales outside of the U.S. accounted for 56.7% of our consolidated net sales in 2025 and we anticipate that sales from international operations will continue to represent a significant portion of our net sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. and we intend to continue our expansion into emerging and/or faster-growing international markets. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, tariffs or other restrictions imposed on foreign imports by the U.S. and related countermeasures taken by impacted foreign countries, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.
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
In addition, our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures relating to compliance with these laws, our international operations create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities and negatively affect our reputation.
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
Our business depends to a substantial extent on customers’ continued sales and development of products that are delivered by injection, such as GLP-1s. If (i) our customers fail to continue to sell, develop and deploy injectable products and opt for products delivered via alternative means, such as oral GLP-1s; (ii) our customers reconfigure their drug product or develop new drug products requiring less frequent dosing; or (iii) we are unable to develop new products that assist in the delivery of drugs by alternative methods, our sales and profitability may suffer.
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

The medical technology industry is very competitive and customer requests and/or new products in the marketplace could cause a reduction in demand.
The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies, including large medical device companies, some of which have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for diseases that may be delivered via their own, or without, a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may reduce customer demand for our products or render some of our products or proposed products obsolete or less competitive. In addition, any failure or inability to meet increased customer quality expectations or to develop innovative products that address our customers' requests could cause a reduction in demand.
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
We conduct business in most of the major pharmaceutical markets in the world. Our international operations and our ability to implement our overall business strategy (including our plan to continue expanding into emerging and/or faster-growing markets outside of the U.S.) are subject to risks and uncertainties that can vary by country, and include: transportation delays and interruptions; political and economic instability and disruptions; imposition of duties and tariffs; import and export controls; the risks of divergent business expectations or cultural incompatibility inherent in establishing and maintaining operations in foreign countries; difficulties in staffing and managing multi-national operations; labor strikes and/or disputes; and potentially adverse tax consequences. Limitations on our ability to enforce legal rights and remedies with third parties or our joint venture partners outside of the U.S. could also create exposure. In addition, we may not be able to operate in compliance with foreign laws and regulations, or comply with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject, in the event that these laws or regulations change. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products or decreasing the prices at which we can sell our products or otherwise have an adverse effect on our financial condition, results of operations and cash flows.
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
We may not succeed in completing divestitures, acquisitions or other strategic transactions, all of which could have an adverse effect on our business and results of operations.
In the normal course of business, we engage in discussions with third parties relating to possible divestitures, acquisitions and other strategic transactions.
With respect to divestitures or dispositions, we continually assess the strategic fit of our existing businesses and products and may divest or otherwise dispose of businesses or products for strategic, financial or other reasons. As a recent example, the Company entered into a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. While divestitures and other dispositions can be beneficial to the Company and its shareholders, sometimes they can result in financial results that are different than expected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In exiting a business, we may still retain liabilities associated with the support and warranty of that business and other indemnification obligations. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

Meanwhile, we expect to continue to seek acquisition opportunities that complement and expand our existing operations. However, we may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies, and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments; and potentially other unknown risks. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill, additional carrying costs of patent or trademark portfolios, and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.
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
Our future success depends, in large part, on our ability to attract and retain key employees, including our executive officers and individuals in technical, marketing, sales, and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so on a timely basis could disrupt the operations of the unit affected or our overall operations. In addition, because of the complexity of many of our products and programs, we rely on an educated and highly skilled engineering staff as well as a manufacturing workforce that includes employees across all levels of skilled labor. As a result, a shortage of available skilled employees could disrupt our operations.
The concentration of our customer base could adversely affect our financial condition and operating results.
We derive a substantial portion of our revenue from a limited number of customers. The loss of, or a significant reduction in orders from, any of these customers could have a material adverse impact on our business, financial condition and operating results. Our dependence on a concentrated customer base could also expose us to further risks relating to contract negotiations, pricing pressures, and operational disruptions. While we continually strive to meet the needs of all of our customers, any adverse change in our relationships with one or more of our key customers could have a material adverse effect on our business, financial condition and operating results.

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
Legal, Regulatory and Compliance Risks
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002 and continue to enhance our controls. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation or regulations and focus on climate issues that could affect our financial condition, results of operations and cash flows. Foreign, state and local regulatory and legislative bodies, most notably in the European Union, have proposed various legislative and regulatory measures to increase transparency and standardization of reporting and corporate action related to factors that may include climate change, accountability for potential environmental impacts in our supply chain, regulating GHG emissions, energy policies, recycling of plastic materials, waste taxes, and other matters. If additional legislation or regulations were enacted, we could incur increased energy, environmental, administrative and other costs and capital expenditures to comply with the limitations.
Failure to comply with these regulations could result in fines and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and any alleged impact of our operations on climate change.

Many of our customers are subject to the same or related emerging legislation or regulations and, as a result, may request that changes be made to our products, procedures or facilities, as well as other aspects of our business, that increase costs and may require the investment of capital or reduction in profit margins if not offset by price increases, customer investment or other cost savings. Failure to provide climate-friendly products or demonstrate GHG reductions could potentially result in loss of market share. Additionally, the costs of procuring energy, including renewable energy, or offsetting GHG emissions to meet our goals, satisfy government regulations or meet the requests of our customers may increase.
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
The manufacturing of some of our products has involved, and may continue to involve, the use, transportation, storage, and disposal of hazardous or toxic materials and is subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. This has exposed us in the past, and could expose us in the future, to risks of accidental contamination and events of non-compliance with environmental laws. Any such occurrences could result in regulatory enforcement or personal injury and property damage claims or could lead to a shutdown of some of our operations, which could have an adverse effect on our business and results of operations. We currently incur costs to comply with environmental laws and regulations and these costs may become more significant, especially as the laws become more stringent and our use of materials changes. For example, the European Union and some states in the United States have introduced, and are considering more comprehensive updates to, regulations aimed at restricting the use of per and polyfluoroalkyl substances (“PFAS”) in packaging. Such regulations restricting or banning PFAS could adversely affect our business and results of operations in the event of our non-compliance and/or our development and adoption of alternative materials in our products.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the filing of this Form 10-K, there were no unresolved comments from the Staff of the SEC.
ITEM 1C. CYBERSECURITY
Our Cybersecurity Risk Management Governance Strategy
The Company has implemented the Committee of Sponsoring Organizations (“COSO”) Enterprise Risk Management (“ERM”) Framework, which provides a comprehensive view of the risks and opportunities relevant to our business portfolio, confirming that they are appropriately identified, measured, managed, and monitored. The COSO ERM Framework also applies to cybersecurity risk. The cybersecurity program is led by our Vice President of Digital & Transformation (“D&T”), Cybersecurity and Infrastructure and Site Support, who provides regular reports to senior Management, periodic updates to the Audit Committee, and at least annual updates to the Board of Directors.

We follow the National Institute of Standards and Technology Cybersecurity Framework with layered security controls to help identify, protect against, detect, respond to, and recover from cyber attacks. To safeguard our information assets, we have put various procedures and technologies in place. Another example is our Cybersecurity Incident Response Plan. This plan clearly defines roles and responsibilities for the investigation of and response to information security incidents to minimize disruption of critical computing services and operations and prevent the loss or theft of sensitive or mission-critical information. This plan covers various cyber incidents like ransomware attacks, cyber-intrusions, data loss, denial of service, insider threats, malware attacks, and others. In a material cybersecurity incident, our D&T team, inclusive of our Chief Digital Officer and our VP of D&T, Cybersecurity and Infrastructure and Site Support, would address the threat via established escalation procedures, roles, responsibilities and communication. Any cybersecurity incident that is declared as a crisis would follow our global Incident and Crisis Response and Management Procedure, which includes escalation to the West Leadership Team and the Board of Directors. We have not encountered cybersecurity challenges that have materially impacted our operations or financial condition. In addition, we retain an external cybersecurity consultancy company to assist with a cybersecurity event as needed and maintain appropriate cybersecurity liability insurance.
The Company also educates and shares best practices globally with its employees to raise awareness of cybersecurity threats. As part of our onboarding process, we train all new employees on cybersecurity and conduct an annual retraining of all employees on cybersecurity standards. Our cybersecurity defenses also utilize robust technologies to ensure the security of West’s intellectual properties and customer and vendor data. In addition, we have a dedicated 24/7 Security Operations Center to facilitate the monitoring of the Company's cybersecurity landscape and associated applications.

ITEM 2. PROPERTIES
Our corporate headquarters are located at 530 Herman O. West Drive, Exton, Pennsylvania 19341.
The following table summarizes our facilities by segment and geographic region. All facilities shown are owned except where otherwise noted.

Type of Facility/ Country	Location	Segment
Manufacturing:
North America
United States of America	Scottsdale, AZ (1) (2)	Proprietary Products
	Tempe, AZ (2)	Proprietary Products and Contract Manufactured Products
	St. Petersburg, FL (1)	Proprietary Products
	Greenfield, IN (2)	Contract Manufactured Products
	Grand Rapids, MI	Contract Manufactured Products
	Kinston, NC	Proprietary Products
	Kearney, NE	Proprietary Products
	Jersey Shore, PA	Proprietary Products
	Williamsport, PA	Proprietary Products and Contract Manufactured Products
	Cayey, Puerto Rico	Proprietary Products and Contract Manufactured Products

South America
Brazil	Sao Paulo	Proprietary Products

Europe
Denmark	Horsens	Proprietary Products
England	St. Austell	Proprietary Products
France	Le Nouvion	Proprietary Products
Germany	Eschweiler (1) (2)	Proprietary Products
	Stolberg	Proprietary Products
Ireland	Waterford	Proprietary Products
	Dublin (1) (2)	Contract Manufactured Products
Serbia	Kovin	Proprietary Products

Asia Pacific
China	Qingpu	Proprietary Products
India	Sri City	Proprietary Products
Singapore	Jurong (1) (2)	Proprietary Products

Type of Facility/ Country	Location	Segment
Mold-and-Die Tool Shop:
North America
United States of America	Upper Darby, PA	Proprietary Products
Europe
England	Bodmin	Proprietary Products
Germany	Stolberg	Proprietary Products

Contract Analytical Laboratory:
North America
United States of America	Exton, PA	Proprietary Products

Technology Center:
Asia Pacific
India	Bangalore (1) (2)	Proprietary Products and Contract Manufactured Products
(1)This manufacturing facility is also used for research and development activities.
(2)This facility is leased in whole or in part.
Our Proprietary Products reportable segment leases facilities located in Scottsdale, AZ, Radnor, PA, Germany, Israel and Taiwan for research and development, as well as other activities. Sales offices in various locations are leased under contractual arrangements.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various proceedings, lawsuits, disputes and claims arising in the ordinary course of the Company’s business, whether that be matters involving commercial operations, product liability, intellectual property or employment actions, including class action lawsuits. We accrue for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated based on circumstances and assumptions existing at the time. The outcome of such claims cannot be predicted with certainty and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect on our business, financial condition, results of operations or liquidity for the period in which they are resolved.
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The amended complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. On December 18, 2025, the defendants filed their first motion to dismiss the amended complaint. We believe the claims in the amended complaint are without merit and we intend to vigorously defend against such claims. Given the nature of the case, including that the proceedings are in their early stages, we are unable at this time to reasonably estimate losses, if any, or form a judgment that an unfavorable outcome is either probable or remote.

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

Name	Age	Position
Shane A. Campbell	45	Chief Proprietary Segment Officer since May 2025. Prior to joining West, he served as the Chief Commercial Officer of the Construction Materials business at Carlisle Companies Inc., a supplier of construction products. Prior to Carlisle, Mr. Campbell spent 20 years at DuPont, a global chemical company, and served in a number of senior global leadership roles.

Annette F. Favorite	61	Senior Vice President and Chief Human Resources Officer since October 2015. Prior to joining West, she spent more than 25 years at IBM Corporation, an information technology services company, in a number of strategic and global human resources roles, including Vice President, Global Talent Management, Vice President of Human Resources for Worldwide Software Sales, and Human Resources Leader for the company’s Southwest European Region, based out of Spain.

Norman D. Finch Jr.	61	Senior Vice President, General Counsel and Corporate Secretary since December 2025. Prior to joining West, he served as a legal, compliance, investment and HR advisor to start-up healthcare technology companies. Previously, he served as the SVP, General Counsel and Secretary for Illinois Tool Works Inc., overseeing the global legal function and serving as the primary legal advisor to the chief executive officer, the organization’s senior management team, and the Board of Directors. In addition, Mr. Finch held senior legal roles at Sealed Air Corporation as VP, General Counsel, Secretary and Human Resources and Zimmer Holdings, Inc. (now Zimmer Biomet) as VP, Associate General Counsel and Chief Compliance Officer. He began his law career at Fulbright & Jaworski (now Norton Rose Fulbright), serving in the pharmaceutical and medical device practice group.

Eric M. Green	56	Chair of the Board since May 2022. Chief Executive Officer since April 2015 and President since December 2015. Prior to joining West, he was Executive Vice President and President of the Research Markets business unit at Sigma-Aldrich Corporation from 2013 to 2015. From 2009 to 2013, he served as Vice President and Managing Director, International, where he was responsible for Asia Pacific and Latin America, and prior thereto, held various commercial and operational roles. He has also served as an Independent Director at Ecolab, Inc. since 2022.

Robert W. McMahon	56	Senior Vice President & Chief Financial Officer since August 2025. Prior to joining West, he served as the Chief Financial Officer of Agilent Technologies Inc, a provider in application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow. At Agilent, he was responsible for finance, audit, treasury, tax, investor relations, IT and procurement. From 2014 to 2018, Mr. McMahon served as Chief Financial Officer at Hologic, Inc, a developer, manufacturer and supplier of diagnostics products, medical imaging systems, and surgical products. Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson, a biotechnology, medical technology, and pharmaceutical manufacturer, in various executive financial roles of increasing responsibility. He has also served as an Independent Director at OraSure Technologies, Inc. since 2023.

Rudy J. Poussot	48	Senior Vice President, Strategy and Corporate Development since November 2023. Prior to joining West, Mr. Poussot served as the Director of Health Strategy, Business Operations at Google, a technology company, for the last three years. Prior to Google, Mr. Poussot has served for over 20 years in positions of increasing responsibility at a variety of companies including Illumina, Inc., Cardinal Health and McKinsey & Company.

Chad R. Winters	47	Vice President, Finance & Chief Accounting Officer since February 2024. Vice President, Chief Accounting Officer and Corporate Controller from May 2020 to February 2024. Vice President and Corporate Controller from October 2019 to May 2020. Prior to joining West, he served as Senior Vice President of Finance & Accounting and Controller of Amneal Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to Amneal, he held roles of increasing responsibility at the Chemours Company, UGI Corporation, and PricewaterhouseCoopers LLP.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WST.” As of January 29, 2026, we had 468 shareholders of record, which excludes beneficial owners whose shares were held by brokerage firms, depositaries and other institutional firms in “street names” for their customers.
Dividends
We paid a quarterly dividend of $0.20 per share on our common stock in each of the first three quarters of 2024; $0.21 per share in the fourth quarter of 2024 and each of the first three quarters of 2025; and $0.22 per share in the fourth quarter of 2025. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of our Board of Directors. When considering whether to declare a dividend, our Board of Directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions on the payment of dividends by us; and
•such other factors as our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, there were no purchases of our common stock made by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act.
Performance Graph
The following performance graph compares the cumulative total return to holders of our common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor's 500 Health Care Index, for the five years ended December 31, 2025. The performance graph is based on historical data and is not indicative of, or intended to forecast, future performance of our common stock.
Cumulative total return to shareholders is measured by dividing total dividends (assuming dividend reinvestment) plus the per-share price change for the period by the share price at the beginning of the period. The cumulative shareholder return on our common stock is based on an investment of $100 on December 31, 2020 and is compared to the cumulative total return of the S&P indices mentioned above over the period with a like amount invested.

Comparison of Cumulative Five Year Total Return

$350
$300
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
West Pharmaceutical Services, Inc.
S&P 500
S&P 500 Health Care Index

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
Macroeconomic Factors
In recent months, the U.S. government has imposed additional tariffs and trade restrictions on certain goods produced outside of the United States. In response to these actions, certain jurisdictions in which we operate have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. We continue to monitor this dynamic situation to assess the impact of these tariffs on our business and actions we can take to minimize their impact. Based on the information available at this time, the impact was not material to our 2025 results.

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
Financial Performance Summary
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures:

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2025 GAAP	$584.9	$121.6	$493.7	$6.79
Unallocated items:
Restructuring and other charges (1)	23.3	0.9	22.4	0.31
SmartDose® 3.5mL sale (2)	8.4	1.9	6.5	0.09
Cost-method investment activity (3)	4.5	—	4.5	0.06
Amortization of acquisition-related intangible assets (4)	0.2	—	2.0	0.03
Other	1.1	0.3	0.8	0.01
Year ended December 31, 2025 adjusted amounts (non-U.S. GAAP)	$622.4	$124.7	$529.9	$7.29
During 2025, we recorded a tax benefit of $4.5 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2024 GAAP	$569.9	$107.5	$492.7	$6.69
Unallocated items:
Restructuring and other charges (1)	2.1	0.4	1.7	0.02
Amortization of acquisition-related intangible assets (4)	0.8	0.1	2.8	0.04
Year ended December 31, 2024 adjusted amounts (non-U.S. GAAP)	$572.8	$108.0	$497.2	$6.75
During 2024, we recorded a tax benefit of $19.5 million associated with stock-based compensation.

($ in millions)	Operating profit	Income tax expense	Net income	Diluted EPS
Year ended December 31, 2023 GAAP	$676.0	$122.3	$593.4	$7.88
Unallocated items:
Restructuring and other charges (1)	(2.0)	(0.9)	(1.1)	$(0.02)
Cost-method investment activity (3)	4.3	—	4.3	$0.06
Amortization of acquisition-related intangible assets (4)	0.7	$0.1	2.8	$0.04
Loss on disposal of plant (5)	11.6	(0.7)	12.3	$0.16
Legal settlement (6)	—	$(0.9)	(2.9)	$(0.04)
Year ended December 31, 2023 adjusted amounts (non-U.S. GAAP)	$690.6	$119.9	$608.8	$8.08
During 2023, we recorded a tax benefit of $32.0 million associated with stock-based compensation.
(1)During 2025, the Company recorded pre-tax charges of $23.3 million related to our two existing restructuring programs: (i) $18.4 million within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $4.9 million within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded income tax charges of $4.9 million related primarily to withholding tax and capital gains incurred in executing our plan to optimize our legal structure. During 2024, the Company recorded expense to restructuring and other charges of $2.1 million. The net expense represents the impact of two items, the first of which is $4.6 million of expense recorded within selling, general and administrative expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries. The expense consisted primarily of consulting fees, legal expenses, and other one-time costs directly attributable to this plan. This expense was partially offset by a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold.
(2)During 2025, the Company recorded charges of $8.4 million related to the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $6.2 million of the charges within other expense (income), related to severance and lease impairment charges in connection with the sale agreement. The Company recorded the remaining $2.2 million within selling, general and administrative expenses, relating to professional services in connection with the sale agreement.
(3)During 2025, the Company recorded cost-method investment impairment charges of $4.5 million within other expense (income). During 2023, the Company recorded cost-method investment impairment charges of $4.3 million within other expense (income).
(4)During 2025, 2024 and 2023, the Company recorded $0.2 million, $0.8 million and $0.7 million, respectively, of amortization expense within selling, general and administrative expenses associated with an acquisition of an intangible asset during the second quarter of 2020. Additionally, during 2025, 2024 and 2023, the Company recorded $1.8 million, $2.1 million and $2.1 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.

(5)During 2023, the Company recorded expense of $11.6 million within other expense (income) as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment.
(6)During 2023, the Company recorded a benefit of $3.8 million within other nonoperating expense (income) as a result of a favorable legal settlement related to a matter not included in our normal operations.

RESULTS OF OPERATIONS
We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations. Such items are referred to as other unallocated items for which further information can be found above in the reconciliation from U.S. GAAP to non-U.S. GAAP financial measures. Discussion of the year-over-year changes for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 and the results of operations and cash flows for the fiscal year ended December 31, 2023 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 18, 2025, and is incorporated herein by reference.
Percentages in the following tables and throughout this Results of Operations section may reflect rounding adjustments.
Net Sales
The following table presents net sales, consolidated and by reportable segment:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Proprietary Products	$2,492.1	$2,334.5	$2,397.3	6.8%	(2.6%)
Contract-Manufactured Products	582.0	558.7	552.5	4.2%	1.1%
Consolidated net sales	$3,074.1	$2,893.2	$2,949.8	6.3%	(1.9%)
Consolidated net sales increased by $180.9 million, or 6.3%, in 2025, including a favorable foreign currency translation impact of $56.4 million. Excluding foreign currency translation effects, consolidated net sales increased by $124.5 million, or 4.3%.
Proprietary Products – Proprietary Products net sales increased by $157.6 million, or 6.8%, in 2025, including a favorable foreign currency translation impact of $44.7 million. Excluding foreign currency translation effects, net sales increased by $112.9 million, or 4.8%, due primarily to an increase in sales of Westar®, NovaChoice® and Envision® products. These increases were partially offset by approximately $47 million in customer incentives received in connection with volumes achieved during 2024 that were not repeated in 2025.
Contract-Manufactured Products – Contract-Manufactured Products net sales increased by $23.3 million, or 4.2%, in 2025, including a favorable foreign currency translation impact of $11.7 million. Excluding foreign currency translation effects, net sales increased by $11.6 million, or 2.1%, due primarily to an increase in sales of self-injection devices for obesity and diabetes, partially offset by a decrease in sales of healthcare diagnostic devices.

Gross Profit
The following table presents gross profit and related gross margins, consolidated and by reportable segment and by unallocated:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Proprietary Products:
Gross profit	$1,008.2	$900.5	$1,034.0	12.0%	(12.9%)
Gross profit margin	40.5%	38.6%	43.1%
Contract-Manufactured Products:
Gross profit	$95.8	$98.0	$96.0	(2.2%)	2.1%
Gross profit margin	16.5%	17.5%	17.4%
Unallocated items	$—	$—	$(0.8)
Consolidated gross profit	$1,104.0	$998.5	$1,129.2	10.6%	(11.6%)
Consolidated gross profit margin	35.9%	34.5%	38.3%
Consolidated gross profit increased by $105.5 million, or 10.6%, in 2025, including a favorable foreign currency translation impact of $25.5 million. Consolidated gross profit margin increased by 1.4 margin points in 2025.
Proprietary Products – Proprietary Products gross profit increased by $107.7 million, or 12.0%, in 2025, including a favorable foreign currency translation impact of $23.6 million. Proprietary Products gross profit margin increased by 1.9 margin points in 2025. The increase is due to increased customer demand, primarily of high value components, higher plant absorption and sales price increases. These increases were partially offset by approximately $47 million in customer incentives received in connection with volumes achieved during 2024 that were not repeated in the same period in 2025.
Contract-Manufactured Products – Contract-Manufactured Products gross profit decreased by $2.2 million, or 2.2%, in 2025. Contract-Manufactured Products gross profit margin decreased by 1.0 margin points in 2025, due primarily to increased production costs, partially offset by sales price increases.
Research and Development (“R&D”) Costs
The following table presents consolidated R&D costs:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Consolidated R&D costs	$74.3	$69.1	$68.4	7.5%	1.0%
Consolidated R&D costs increased by $5.2 million, or 7.5%, in 2025, as compared to 2024, due primarily to increased investment in integrated systems related to the Company's Synchrony™ Prefillable Syringe (PFS) System, which launched in January 2026, and increased investment in engineered plastics and components ("EP&C"). During 2025, certain elastomer asset impairments also took place. Efforts remain focused on the continued investment in (1) primary injectables in elastomeric components, formulation development & packaging and (2) drug containment systems, self-injection systems, and drug administration consumables.
All of the R&D costs incurred during 2025, 2024 and 2023 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs
The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Proprietary Products	$255.6	$231.5	$240.6	10.4%	(3.8%)
Contract-Manufactured Products	29.9	26.2	24.4	14.1%	7.4%
Corporate and unallocated items	108.1	80.8	88.4	33.8%	(8.6%)
Consolidated SG&A costs	$393.6	$338.5	$353.4	16.3%	(4.2%)
SG&A as a % of net sales	12.8%	11.7%	12.0%
Consolidated SG&A costs increased by $55.1 million, or 16.3%, in 2025, including an unfavorable foreign currency translation impact of $3.0 million, due primarily to higher annual incentive compensation and increased salary and wages, partially offset by decreased costs related to professional services.
Proprietary Products – Proprietary Products SG&A costs increased by $24.1 million, or 10.4%, in 2025, including an unfavorable foreign currency translation impact of $2.5 million. Proprietary Products SG&A costs increased due primarily to higher annual incentive compensation and increased salary and wages, partially offset by decreased costs related to professional services.
Contract-Manufactured Products – Contract-Manufactured Products SG&A costs increased by $3.7 million, or 14.1%, in 2025, including an unfavorable foreign currency translation impact of $0.5 million, due primarily to increased salary and wages and higher annual incentive compensation.
Corporate and unallocated items – Corporate SG&A costs increased by $27.3 million, or 33.8%, in 2025, due primarily to higher annual incentive compensation, increased expense related to stock-based compensation, expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries and increased costs related to professional services.
Other Expense (Income)
The following table presents other expense and income items, consolidated and by reportable segment and corporate and unallocated items:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Proprietary Products	$21.1	$22.1	$14.9
Contract-Manufactured Products	2.5	(0.5)	(0.5)
Corporate and unallocated items	27.6	(0.6)	17.0
Consolidated other expense (income)	$51.2	$21.0	$31.4
Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, asset impairments and miscellaneous income and charges.
Consolidated other expense (income) changed by $30.2 million in 2025 as compared to 2024, due to the factors described below.
Proprietary Products – Proprietary Products other expense (income) changed by $1.0 million in 2025 as compared to 2024, due primarily to a reduction in asset impairments in 2025, as compared to 2024. This reduction was partially offset by increased contingent consideration expense being recorded in 2025, as compared to 2024.
Contract-Manufactured Products – Contract-Manufactured Products other expense (income) changed by $3.0 million in 2025 as compared to 2024, due primarily to increased foreign exchange losses in 2025, as compared to 2024.

Corporate and unallocated items – Corporate and unallocated items changed by $28.2 million in 2025 as compared to 2024. This is due primarily to the Company recording expense of $24.6 million related to restructuring and other charges in 2025, as compared to a net benefit of $2.5 million in 2024. The Company's 2025 restructuring and other charges within other expense (income) were (i) $18.4 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $6.2 million related to severance and lease impairment charges in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie.
Operating Profit
The following table presents operating profit and adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Proprietary Products	$657.2	$577.8	$710.1	13.7%	(18.6%)
Contract-Manufactured Products	63.4	72.3	72.1	(12.3%)	0.3%
Corporate and unallocated	(135.7)	(80.2)	(106.2)	69.2%	(24.5%)
Consolidated operating profit	$584.9	$569.9	$676.0	2.6%	(15.7%)
Consolidated operating profit margin	19.0%	19.7%	22.9%
Unallocated items	37.5	2.9	14.6
Adjusted consolidated operating profit	$622.4	$572.8	$690.6	8.7%	(17.1%)
Adjusted consolidated operating profit margin	20.2%	19.8%	23.4%
Consolidated operating profit increased by $15.0 million, or 2.6%, in 2025, including a favorable foreign currency translation impact of $22.3 million, due to the factors described above.
Proprietary Products – Proprietary Products operating profit increased by $79.4 million, or 13.7%, in 2025, including a favorable foreign currency translation impact of $20.9 million, due to the factors described above, most notably increased customer demand, primarily of high value components, higher plant absorption and sales price increases.
Contract-Manufactured Products – Contract-Manufactured Products operating profit decreased by $8.9 million, or 12.3%, in 2025, including a favorable foreign currency translation impact of $1.4 million, due to the factors described above, most notably increased production costs.
Corporate and unallocated – Excluding the unallocated items, Corporate costs increased by $20.9 million, or 27.0%, in 2025, due to the factors described above, most notably higher annual incentive compensation.
For unallocated items, please refer to the Financial Performance Summary section above for details.
Interest Expense, Net and Interest Income
The following table presents interest expense, net, by significant component:

	Year Ended December 31,			% Change
($ in millions)	2025	2024	2023	2025/2024	2024/2023
Interest expense	$15.1	$16.2	$14.8	(6.8%)	9.5%
Capitalized interest	(14.6)	(13.2)	(5.8)	10.6%	127.6%
Interest expense, net	$0.5	$3.0	$9.0	(83.3)%	(66.7)%

Interest income	$(17.5)	$(19.6)	$(28.0)	(10.7)%	(30.0)%
Interest expense, net, decreased by $2.5 million, or 83.3%, in 2025, due primarily to an increase in capitalized interest in 2025 and interest expense on repayments made on the Company's Series B notes in 2024 that was not repeated in 2025.

Interest income decreased by $2.1 million, or 10.7%, in 2025, due primarily to a decline in interest rates and the Company having a lower average cash balance in 2025, as compared to 2024.
Other Nonoperating Expense (Income)
Other nonoperating expense (income) was $1.0 million, $1.0 million and $(3.0) million for the years 2025, 2024, and 2023, respectively.
Income Taxes
The provision for income taxes was $121.6 million, $107.5 million, and $122.3 million for the years 2025, 2024, and 2023, respectively, and the effective tax rate was 20.2%, 18.4%, and 17.5%, respectively.
The increase in the effective tax rate in 2025 of 1.8% is due primarily to a decrease in the tax benefit related to stock-based compensation in 2025, as compared to 2024.
Please refer to Note 17, Income Taxes, for further discussion of our income taxes.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies was $14.4 million, $14.7 million, and $17.7 million for the years 2025, 2024, and 2023, respectively. Equity in net income of affiliated companies decreased by $0.3 million, or 2.0%, in 2025, due primarily to less favorable operating results at Daikyo and the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents cash flow data for the years ended December 31:

($ in millions)	2025	2024	2023
Net cash provided by operating activities	$754.8	$653.4	$776.5
Net cash used in investing activities	$(285.9)	$(378.7)	$(368.7)
Net cash used in financing activities	$(185.1)	$(622.6)	$(459.6)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $101.4 million in 2025, due primarily to improved operating results and the timing of incentive payments.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $92.8 million in 2025, due primarily to a decrease in capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased by $437.5 million in 2025, due primarily to a decrease in purchases under our share repurchase programs.
Liquidity and Capital Resources
The table below presents selected liquidity and capital measures as of:

($ in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$791.3	$484.6
Accounts receivable, net	$574.4	$552.5
Inventories	$443.9	$377.0
Accounts payable	$253.7	$239.3
Debt	$202.8	$202.6
Equity	$3,176.0	$2,682.3
Working capital	$1,323.3	$987.7
Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.
Cash and cash equivalents – Our cash and cash equivalents balance at December 31, 2025 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at December 31, 2025 included $219.1 million of cash held by subsidiaries within the U.S. and $572.2 million of cash held by subsidiaries outside of the U.S. For further information on our position regarding permanent reinvestment of foreign subsidiary earnings and profits refer to Note 17, Income Taxes.
Working capital - Working capital at December 31, 2025 increased by $335.6 million, or 34.0%, as compared to December 31, 2024, which includes an increase of $49.0 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents, total current liabilities, inventories and other current assets increased by $281.8 million, $75.7 million, $42.3 million and $45.2 million, respectively. The increase in cash and cash equivalents was due to cash from operations, partially offset by share repurchases and capital expenditures in 2025. The increase in total current liabilities was driven by increases in our annual incentives. The increase in inventories was largely in work-in-progress and finished goods inventory in connection with customer demand to ensure we have sufficient inventory on hand to support the needs of our customers. The increase in other current assets was due primarily to held for sale assets being recorded into other current assets. For further information regarding the Company's held for sale assets at December 31, 2025 refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Debt and credit facilities - The total debt balance of $202.8 million at December 31, 2025 increased $0.2 million from the total debt balance at December 31, 2024.
Our sources of liquidity include our multi-currency revolving credit facility. At December 31, 2025, we had no outstanding borrowings under the multi-currency revolving credit facility. At December 31, 2025, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds. Please refer to Note 10, Debt, for further discussion of our multi-currency revolving credit facility.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2025, we were in compliance with all of our debt covenants, and we expect to continue to be in compliance with the terms of these agreements throughout 2026.
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
Commitments and Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods, and include the following material items:
•Our business creates a need to enter into various commitments with suppliers, including for the purchase of raw materials and finished goods. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. At December 31, 2025, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $221.8 million, of which $75.0 million is due to be paid in 2026. These purchase commitments are in the normal course of business.
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
Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and finance lease right-of-use assets, are tested for impairment whenever circumstances, such as a deterioration in general macroeconomic conditions or a change in company strategy, increased competition, declining product demand, plans to dispose of an asset or asset group, or recent financial or legal factors that could impact the expected cash flows, indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. The Company uses estimates that are consistent with its business plans and a market participant view of the assets being evaluated. Once an asset is considered impaired, an impairment loss is recorded within other expense (income) for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs. For further information regarding the Company's held for sale assets at December 31, 2025 refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
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
Foreign Currency Exchange Risk
Sales outside of the U.S. accounted for 56.7% of our consolidated net sales in 2025. Virtually all of these sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We periodically use forward exchange contracts to hedge certain transactions or to manage month-end balance sheet exposures on cross-currency intercompany balances.
We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans in Singapore Dollar ("SGD") and USD and on cross-currency intercompany demand notes in Euro ("EUR") and USD, which were executed at various times throughout 2024 and 2025. The following table summarizes the total amount of the following forward exchange contracts, designated as fair value hedges at December 31:

(in millions)
Forward Exchange Contracts	Currency	2025	2024
Cross-Currency Intercompany Loans	SGD	421.9	421.9
Cross-Currency Intercompany Loans	USD	$—	$13.4
Cross-Currency Intercompany Demand Notes	EUR	23.5	145.3
Cross-Currency Intercompany Demand Notes	USD	$—	$47.1
In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of December 31, 2025, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	27.1	31.6	—	—
JPY	4,921.3	20.4	9.9	3.1
SGD	36.5	17.6	9.5	—
In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. This cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of December 31, 2025, the notional amount of the cross-currency swap is Japanese Yen ("JPY") 17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the current cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.

A sensitivity analysis of changes in fair value of these contracts outstanding as of December 31, 2025, while not predictive in nature, indicated that a 10% decrease or increase in the foreign currency exchange rates from their level would increase or decrease the fair value of these contracts by $0.4 million or $10.2 million, respectively, the majority of which relates to our hedges of the movement between the Euro and United States Dollar contracts.
Interest Rate Risk
As a result of our normal borrowing activities, we have long-term debt with both fixed and variable interest rates. Long-term debt consists of our Term Loan and Series C notes.
The following table summarizes our interest rate risk-sensitive instruments:

($ in millions)	2026	2027	2028	2029	2030	Thereafter	Carrying Value	Fair Value
Long-Term Debt:
U.S. dollar denominated		$130.0					$130.0	$130.0
Average interest rate - variable		5.02%
U.S. dollar denominated		$73.0					$73.0	$72.6
Average interest rate - fixed		4.02%
A change of 1% in variable interest rates would decrease or increase annual interest expense by $1.3 million based on our outstanding debt as of December 31, 2025.
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
We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of December 31, 2025, we had outstanding contracts to purchase 184,075 barrels of crude oil from December 2025 to June 2027, at a weighted-average strike price of $72.94 per barrel.
During 2025 and 2024, the loss recorded in other expense (income) related to these options was $0.7 million.
A sensitivity analysis of changes in brent crude oil prices indicated that a 10% decrease or increase in pricing would decrease or increase the fair value of our commodity call options by $0.1 million or $0.3 million, respectively, as of December 31, 2025.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2025, 2024 and 2023
(in millions, except per share data)

	2025	2024	2023
Net sales	$3,074.1	$2,893.2	$2,949.8
Cost of goods and services sold	1,970.1	1,894.7	1,820.6
Gross profit	1,104.0	998.5	1,129.2
Research and development	74.3	69.1	68.4
Selling, general and administrative expenses	393.6	338.5	353.4
Other expense (income) (Note 16)	51.2	21.0	31.4
Operating profit	584.9	569.9	676.0
Interest expense	0.5	3.0	9.0
Interest income	(17.5)	(19.6)	(28.0)
Other nonoperating expense (income)	1.0	1.0	(3.0)
Income before income taxes and equity in net income of affiliated companies	600.9	585.5	698.0
Income tax expense	121.6	107.5	122.3
Equity in net income of affiliated companies	(14.4)	(14.7)	(17.7)
Net income	$493.7	$492.7	$593.4

Net income per share:
Basic	$6.83	$6.75	$7.98
Diluted	$6.79	$6.69	$7.88

Weighted average shares outstanding:
Basic	72.3	73.0	74.3
Diluted	72.7	73.7	75.3
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
Net income	$493.7	$492.7	$593.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0, $3.6, and $1.0	149.2	(112.3)	39.4
Defined benefit pension and other postretirement plans:
Net actuarial gain arising during period, net of tax of $0.9, $0.3, and $0.4	2.1	1.1	0.8
Settlement effects arising during period, net of tax of $0.0, $0.0, and $0.0	—	—	0.1
Less: amortization of actuarial gain, net of tax of $0.0, $(0.2), and $(0.4)	(0.4)	(0.8)	(1.3)
Less: amortization of other, net of tax of $0.0, $0.0, and $(0.1)	—	—	(0.3)
Net gain on equity affiliate accumulated other comprehensive income, net of tax of $0.0, $0.0, and $0.0	0.7	0.2	0.7
Net gain (loss) on derivatives, net of tax of $0.5, $(0.9), and $0.0	1.0	(2.5)	(0.2)
Other comprehensive income (loss), net of tax	152.6	(114.3)	39.2
Comprehensive income	$646.3	$378.4	$632.6
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
West Pharmaceutical Services, Inc. and Subsidiaries at December 31, 2025 and 2024

(in millions, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$791.3	$484.6
Accounts receivable, net	574.4	552.5
Inventories	443.9	377.0
Other current assets	168.6	124.0
Total current assets	1,978.2	1,538.1
Property, plant and equipment	3,223.4	2,985.8
Less: accumulated depreciation and amortization	1,497.0	1,404.2
Property, plant and equipment, net	1,726.4	1,581.6
Operating lease right-of-use assets	117.0	104.5
Investments in affiliated companies	212.3	202.1
Goodwill	109.9	106.0
Intangible assets, net	7.7	10.8
Deferred income taxes	38.4	26.0
Other noncurrent assets	80.1	74.3
Total Assets	$4,270.0	$3,643.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	253.7	239.3
Accrued salaries, wages and benefits	135.9	73.5
Income taxes payable	28.1	31.5
Operating lease liabilities	22.7	17.9
Other current liabilities	214.5	188.2
Total current liabilities	654.9	550.4
Long-term debt	202.8	202.6
Deferred income taxes	23.0	20.5
Pension and other postretirement benefits	29.0	28.2
Operating lease liabilities	95.6	81.8
Deferred compensation benefits	13.5	15.4
Other long-term liabilities	75.2	62.2
Total Liabilities	1,094.0	961.1

Commitments and contingencies (Note 18)

Equity:
Preferred stock, 3.0 million shares authorized; 0.0 shares issued and outstanding in 2025 and 2024	—	—
Common stock, par value $0.25 per share; 200 million shares authorized; shares issued: 75.3 million in 2025 and 2024; shares outstanding: 72.0 million and 72.3 million in 2025 and 2024	18.8	18.8
Capital in excess of par value	—	22.1
Retained earnings	4,374.9	3,956.6
Accumulated other comprehensive loss	(105.5)	(258.1)
Treasury stock, at cost (3.3 million and 3.0 million shares in 2025 and 2024)	(1,112.2)	(1,057.1)
Total Equity	3,176.0	2,682.3
Total Liabilities and Equity	$4,270.0	$3,643.4
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2025, 2024 and 2023
(in millions)

	Common shares issued	Common stock	Capital in excess of par value	Number of treasury shares	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2022	75.3	$18.8	$232.2	1.2	$(370.9)	$2,987.8	$(183.0)	$2,684.9
Net income	—	—	—	—	—	593.4	—	593.4
Activity related to stock-based compensation	—	—	(112.0)	(0.7)	171.6	—	—	59.6
Shares purchased under share repurchase program	—	—	—	1.3	(438.3)	—	—	(438.3)
Dividends declared ($0.78 per share)	—	—	—	—	—	(57.8)	—	(57.8)
Other comprehensive income, net of tax	—	—	—	—	—	—	39.2	39.2
Balance, December 31, 2023	75.3	18.8	120.2	1.8	(637.6)	3,523.4	(143.8)	2,881.0
Net income	—	—	—	—	—	492.7	—	492.7
Activity related to stock-based compensation	—	—	(98.1)	(0.4)	141.4	—	—	43.3
Share purchased under share repurchase program	—	—	—	1.6	(560.9)	—	—	(560.9)
Dividends declared ($0.82 per share)	—	—	—	—	—	(59.5)	—	(59.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(114.3)	(114.3)
Balance, December 31, 2024	75.3	18.8	22.1	3.0	(1,057.1)	3,956.6	(258.1)	2,682.3
Net income	—	—	—	—	—	493.7	—	493.7
Activity related to stock-based compensation	—	—	(22.1)	(0.3)	78.9	(13.5)	—	43.3
Shares purchased under share repurchase program	—	—	—	0.6	(134.0)	—	—	(134.0)
Dividends declared ($0.86 per share)	—	—	—	—	—	(61.9)	—	(61.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	152.6	152.6
Balance, December 31, 2025	75.3	$18.8	$—	3.3	$(1,112.2)	$4,374.9	$(105.5)	$3,176.0
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
West Pharmaceutical Services, Inc. and Subsidiaries for the years ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$493.7	$492.7	$593.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168.6	151.8	133.7
Amortization	2.8	3.6	3.6
Stock-based compensation	23.8	18.7	23.3
Non-cash restructuring charges	5.4	—	—
Pension settlement charges	—	—	0.1
Loss on disposal of plant	—	—	11.6
Asset impairments	11.7	7.3	9.6
Deferred income taxes	(13.7)	(3.5)	37.5
Pension and other retirement plans, net	0.6	(2.0)	(2.6)
Equity in undistributed earnings of affiliates, net of dividends	(10.5)	(13.4)	(14.3)
Other, net	(7.4)	(4.7)	1.0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6.9	(58.8)	4.0
(Increase) decrease in inventories	(62.8)	42.0	(13.5)
Decrease (increase) in other current assets	9.7	(5.8)	(21.3)
Increase in accounts payable	17.9	2.9	4.4
Changes in other assets and liabilities	108.1	22.6	6.0
Net cash provided by operating activities	754.8	653.4	776.5
Cash flows from investing activities:
Capital expenditures	(285.9)	(377.0)	(362.0)
Other, net	—	(1.7)	(6.7)
Net cash used in investing activities	(285.9)	(378.7)	(368.7)
Cash flows from financing activities:
Borrowings of long-term debt	—	164.7	—
Repayments of long-term debt	—	(169.0)	(2.3)
Principal repayments on finance leases	(1.1)	(23.3)	(0.1)
Dividend payments	(61.2)	(59.1)	(57.0)
Excise tax payments	(4.2)	(2.0)	—
Proceeds from stock-based compensation awards	11.3	25.5	43.9
Employee stock purchase plan contributions	6.9	7.2	7.1
Shares purchased under share repurchase programs	(134.0)	(560.9)	(438.3)
Shares repurchased for employee tax withholdings	(2.8)	(5.7)	(12.9)
Net cash used in financing activities	(185.1)	(622.6)	(459.6)
Effect of exchange rates on cash	22.9	(21.4)	11.4
Net increase (decrease) in cash and cash equivalents	306.7	(369.3)	(40.4)
Cash, including cash equivalents at beginning of period	484.6	853.9	894.3
Cash, including cash equivalents at end of period	$791.3	$484.6	$853.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$0.3	$0.5	$6.0
Income taxes paid, net	$125.2	$71.4	$90.8
Accrued capital expenditures	$37.9	$53.0	$53.3
Dividends declared, not paid	$15.8	$15.2	$14.8
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
Accounts Receivable: Our accounts receivable balance was net of an allowance for credit losses of $1.4 million and $0.8 million for December 31, 2025 and 2024, respectively. Under the current expected credit loss model, we utilize a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions.
Inventories: Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company provides cost adjustments for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The following is a summary of inventories at December 31:

($ in millions)	2025	2024
Raw materials	$163.2	$166.9
Work in process	103.2	65.2
Finished goods	177.5	144.9
	$443.9	$377.0
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
Held for Sale Assets: In December 2025, the Company entered into a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie for approximately $112.5 million, subject to working capital and other adjustments. The definitive agreement, which is subject to certain closing conditions, is expected to close in mid-2026. In relation to this agreement, the carrying values of property, plant and equipment, net, inventories, operating lease right-of-use assets and goodwill of $39.1 million, $20.5 million, $1.2 million and $0.6 million, respectively, were classified as held for sale in our consolidated balance sheets as of December 31, 2025 and recorded within other current assets. There were no liabilities classified as held for sale in relation to this agreement as of December 31, 2025. All assets classified as held for sale as part of the agreement are within our Proprietary Products segment.
Note 2:  New Accounting Standards
Recently Adopted Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, that seeks to enhance income tax disclosures to provide information to better assess how an entity's operations and related tax risks affect its tax rate and prospects for future cash flows. Within the income tax rate reconciliation, the amendment requires disclosure of additional categories and greater detail about individual reconciling items over a specified threshold. It also requires information pertaining to taxes paid to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions over a specified threshold. This guidance is effective for fiscal years beginning after December 15, 2024. The Company has adopted and implemented the applicable disclosure requirements within this annual report on a prospective basis.
Standards Issued Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that seeks to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each of the Company's relevant expense captions; (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on our financial statements and disclosures.
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
The majority of the performance obligations within our contracts are satisfied within one year or less. Performance obligations satisfied beyond one year are not material as of December 31, 2025.
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
The following table presents the approximate percentage of our net sales by market group:

	2025	2024	2023
Biologics	40%	39%	37%
Generics	17%	17%	20%
Pharma	24%	25%	24%
Contract-Manufactured Products	19%	19%	19%
	100%	100%	100%
The following table presents the approximate percentage of our net sales by product category:

	2025	2024	2023
High-Value Product Components	47%	45%	50%
High-Value Product Delivery Devices	13%	14%	10%
Standard Packaging	21%	22%	21%
Contract-Manufactured Products	19%	19%	19%
	100%	100%	100%
Due to the Company's reassessment of product categories, beginning in the second quarter of 2023, certain product types have been moved from High-Value Product Components to High-Value Product Delivery Devices. No adjustments were made to the product categorization prior to and since the second quarter of 2023.

The following table presents the approximate percentage of our net sales by geographic location:

	2025	2024	2023
Americas	46%	45%	45%
Europe, Middle East, Africa	45%	46%	46%
Asia Pacific	9%	9%	9%
	100%	100%	100%
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
The following table summarizes our contract assets and liabilities, excluding amounts included in accounts receivable, net:

($ in millions)
Contract assets, December 31, 2024	$23.3
Contract assets, December 31, 2025	11.9
Change in contract assets - (decrease) increase	$(11.4)

Deferred income, December 31, 2024	$(53.2)
Deferred income, December 31, 2025	(53.7)
Change in deferred income - (increase) decrease	$(0.5)
Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. The decrease in deferred income during 2025 was primarily due to the recognition of current year revenue of $62.0 million and the recognition of $44.0 million of revenue that was included in deferred income at the beginning of the year, offset by additional cash payments of $103.7 million received in advance of satisfying future performance obligations.
As of December 31, 2025, performance obligations expected to be satisfied beyond one year were $1.8 million. The remaining $51.9 million of performance obligations are expected to be satisfied within one year or less.
Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

(in millions)	2025	2024	2023
Net income	$493.7	$492.7	$593.4
Weighted average common shares outstanding	72.3	73.0	74.3
Dilutive effect of equity awards, based on the treasury stock method	0.4	0.7	1.0
Weighted average shares assuming dilution	72.7	73.7	75.3
During 2025, 2024 and 2023, there were 0.4 million, 0.3 million and 0.2 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.

In February 2023, the Company's Board of Directors approved a share repurchase program under which we may repurchase up to $1.0 billion in shares of common stock. This program was completed during January 2025. In December 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to 550,000 shares of our common stock on the open market or in privately-negotiated transactions. This program was completed during April 2025.
The below table summarizes share repurchases under this program during the years ended December 31:

	2025	2024
Shares repurchased	552,593	1,583,032
Total cost of repurchases ($ in millions)	$134.0	$560.9
Average price per repurchased share	$242.55	$354.30
On February 17, 2026, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $1.0 billion of the Company’s common stock in open-market transactions, block transactions, through derivative transactions, privately negotiated transactions, or otherwise, including pursuant to any trading plan entered into by the Company under Rule 10b5-1 of the Exchange Act. The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program will commence as soon as reasonably practical but does not obligate the Company to acquire any particular amount of common stock, has no expiration date and it may be suspended or terminated at any time.
Note 5: Property, Plant and Equipment
A summary of gross property, plant and equipment at December 31 is presented in the following table:

($ in millions)	Expected useful lives (years)	2025	2024
Land		$29.2	$27.9
Buildings and improvements	15-35	1,180.7	916.1
Machinery and equipment	5-12	1,388.8	1,229.0
Molds and dies	4-7	179.4	169.5
Computer hardware and software	3-10	188.6	232.5
Construction in progress		256.7	410.8
		$3,223.4	$2,985.8
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $168.6 million, $151.8 million and $133.7 million, respectively.
We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended December 31, 2025, 2024 and 2023 was $14.6 million, $13.2 million and $5.8 million, respectively.
Note 6: Leases
As of December 31, 2025, we had leases primarily related to land, buildings, and machinery and equipment, with lease terms through 2269. Certain of our leases provide us with an option, exercisable at our sole discretion, to terminate the lease or extend the lease term for one year or more. At this time, the Company is not able to assert whether any of these options will be exercised.

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
The components of lease expense were as follows:

($ in millions)	2025	2024	2023
Operating lease cost	$26.5	$24.2	$20.3
Finance lease - amortization of right-of-use (ROU) assets	1.6	0.9	—
Finance lease - interest on lease liabilities	0.2	0.1	—
Short-term lease cost	3.5	2.5	6.1
Variable lease cost	10.1	9.0	5.5
Total lease cost	$41.9	$36.7	$31.9
The following table summarizes the finance lease amounts in the consolidated balance sheets as of December 31:

($ in millions)	Balance Sheet Classification	2025	2024
ROU assets, net	Other noncurrent assets	$34.7	$29.7
Lease liabilities (current)	Other current liabilities	$1.5	$0.9
Lease liabilities (noncurrent)	Other long-term liabilities	$3.6	$2.1
Supplemental information related to leases was as follows:

($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.5	$32.5	$19.1
Operating cash flows from finance leases	$0.2	$0.1	$—
Financing cash flows from finance leases	$1.1	$23.3	$0.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$39.8	$41.2	$10.7
Finance leases	$2.9	$24.6	$—

The following table shows the weighted average remaining lease terms and discount rates for our operating and finance leases as of December 31:

(in years)	2025	2024
Weighted average remaining lease term:
Operating leases	8.3	8.3
Finance leases	4.4	6.3
Weighted average discount rate:
Operating leases	4.67%	3.99%
Finance leases	4.15%	4.80%
Maturities of lease liabilities as of December 31, 2025 were as follows:

($ in millions)	Operating	Finance
Year	Leases	Leases
2026	$27.4	$1.5
2027	21.0	1.5
2028	20.1	1.1
2029	14.8	0.5
2030	10.3	0.4
Thereafter	52.8	0.5
	146.4	5.5
Less: imputed lease interest	(28.1)	(0.4)
Total lease liabilities	$118.3	$5.1
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
Note 7: Affiliated Companies
At December 31, 2025, the following affiliated companies were accounted for under the equity method:

	Location	Ownership interest
The West Company Mexico, S.A. de C.V.	Mexico	49%
Aluplast, S.A. de C.V.	Mexico	49%
Pharma Tap, S.A. de C.V.	Mexico	49%
Pharma Rubber, S.A. de C.V.	Mexico	49%
Daikyo Seiko, Ltd. ("Daikyo")	Japan	49%

The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method as of December 31:

($ in millions)	2025	2024
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$208.3	$194.9
Non-equity method affiliates	4.0	7.2
Total investments in affiliated companies	$212.3	$202.1
We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.
The following table summarizes the amounts due to and from affiliates in the consolidated balance sheets as of December 31:

($ in millions)	2025	2024
Payables due to affiliates	$26.2	$18.7
Receivables due from affiliates	$2.0	$2.5
The following table summarizes the Company's affiliate transactions:

(in millions)	2025	2024	2023
Purchases from (and payments to) affiliates	$122.6	$110.0	$142.5
Sales to affiliates	$12.7	$15.3	$11.2
Unremitted income of affiliates	$171.9	$161.4	$148.0
Dividends received from affiliates	$3.9	$1.3	$3.4
Equity in unrealized gains of Daikyo's investments & derivatives	$3.0	$2.4	$2.2
The majority of the purchase transactions listed above relate to a distributorship agreement with Daikyo that allows us to purchase and re-sell Daikyo products.
Note 8: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

($ in millions)	Proprietary Products	Contract-Manufactured Products	Total
Balance, December 31, 2023	$78.9	$29.6	$108.5
Foreign currency translation	(2.1)	(0.4)	(2.5)
Balance, December 31, 2024	76.8	29.2	106.0
Foreign currency translation	3.8	0.7	4.5
Adjustment to goodwill related to business classified as held for sale as of December 31, 2025	(0.6)	—	(0.6)
Balance, December 31, 2025	$80.0	$29.9	$109.9
As of December 31, 2025, we had $0.1 million of accumulated goodwill impairment losses.

Intangible assets and accumulated amortization as of December 31 were as follows:

	2025			2024
($ in millions)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents and licensing	$24.7	$(24.1)	$0.6	$24.7	$(23.0)	$1.7
Technology	3.3	(2.9)	0.4	3.3	(2.7)	0.6
Trademarks	1.2	(1.2)	—	1.2	(1.2)	—
Customer relationships	39.0	(32.5)	6.5	38.9	(30.8)	8.1
Customer contracts	8.1	(7.9)	0.2	8.0	(7.6)	0.4
	$76.3	$(68.6)	$7.7	$76.1	$(65.3)	$10.8
The cost basis of intangible assets includes a foreign currency translation gain of $0.2 million and a loss of $0.7 million for the years ended December 31, 2025 and 2024, respectively.
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $2.8 million, $3.6 million and $3.6 million, respectively. Additionally, intangible asset impairment expense for the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $0.0 million and $0.0 million, respectively. Estimated annual amortization expense for the next five years is as follows: 2026 - $2.2 million, 2027 - $2.0 million, 2028 - $1.8 million, 2029 - $1.0 million and 2030 - $0.4 million.
Note 9: Other Current Liabilities
Other current liabilities as of December 31 included the following:

($ in millions)	2025	2024
Deferred income	$51.9	$49.6
Accrued commissions, rebates & royalties	39.2	24.6
Short term derivative instruments	7.5	17.4
Dividends payable	15.8	15.2
Accrued taxes other than income	11.9	12.9
Accrued retirement plans (excl. pension)	12.0	12.6
Accrued professional services	6.1	6.8
International value added tax payable	8.2	6.0
Restructuring and severance related charges	12.6	1.6
Accrued interest	1.3	1.6
Other	48.0	39.9
Total other current liabilities	$214.5	$188.2

Note 10:  Debt
The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities, at December 31. The interest rates shown in parentheses are as of December 31, 2025.

($ in millions)	2025	2024
Term Loan, due July 2, 2027 (5.02%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series notes	0.2	0.4
Total debt	202.8	202.6
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.8	$202.6
Multi-Currency Revolving Credit Facility
In March 2022, we amended and extended the existing multi-currency revolving credit facility (entered into in March 2019), which was scheduled to expire in March 2024, from $300.0 million to a $500.0 million senior unsecured revolving credit facility by entering into a Second Amendment and Joinder and Assumption Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires March 2027, contains a senior unsecured, multi-currency revolving credit facility of $500.0 million, with sublimits of up to $50.0 million for swing line loans for Domestic Borrowers in U.S. dollars and a $40.0 million swing line loan for West Pharmaceuticals Services Holding GmbH and up to $50.0 million for the issuance of standby letters of credit. The multi-currency revolving credit facility may be increased from time-to-time by the greater of (a) $929.0 million or (b) EBITDA for the preceding twelve-month period in the aggregate through an increase in the multi-currency revolving credit facility, subject to the satisfaction of certain conditions. Borrowings under the credit facility bear interest, at the Company’s option, at either: (a) the Term Secured Overnight Financing Rate (“SOFR”) plus 0.10% plus an applicable margin; or (b) a base rate defined as the highest of: (i) the Bank of America “prime rate”; (ii) the Federal Funds effective rate plus 0.50%; and (iii) Term SOFR plus 1.00%. The applicable margin is based on the ratio of the Company’s Net Consolidated Debt to its modified EBITDA, ranging from 0 to 37.5 basis points for base rate loans and 87.5 to 137.5 basis points for Term SOFR loans. The Amended Credit Agreement contains financial covenants providing that the Company shall not permit the ratio of the Company’s Net Consolidated Debt to its Modified EBITDA to be greater than 3.5 to 1; provided that, no more than three times during the term of the Amended Credit Agreement, upon the occurrence of a Qualified Acquisition for each of the four fiscal quarters of the Company immediately following such Qualified Acquisition, the ratio set forth above shall be increased to 4.0 to 1. The Amended Credit Agreement also contains customary limitations on liens securing indebtedness of the Company and its subsidiaries, fundamental changes (mergers, consolidations, liquidations and dissolutions), asset sales, distributions and acquisitions. As of December 31, 2025 and 2024, total unamortized debt issuance costs of $0.6 million and $1.0 million, respectively, were recorded in other current assets and other noncurrent assets and are being amortized as additional interest expense over the term of the multi-currency revolving credit facility.
At December 31, 2025, we had no outstanding borrowings under the multi-currency revolving credit facility. At December 31, 2025, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.

Term Loan
On July 2, 2024, the Company entered into the Third Amendment to the Credit Facility Agreement, which amended the Existing Credit Facility Agreement (entered into in December 2019). Among other changes to the existing credit agreement, the Third Amendment established an incremental term loan in the stated principal amount of $130.0 million (the “New Term Loan”), which was fully drawn at closing and matures on July 2, 2027. The entire stated principal amount of the New Term Loan is due at maturity and there is no scheduled amortization prior to such date. Together with cash on hand, proceeds from the New Term Loan were used to repay an outstanding term loan under the Existing Credit Facility Agreement in the principal amount of $79.9 million prior to its December 31, 2024 maturity date and to repay an aggregate principal amount of $53.0 million of the Company’s 3.82% Series B Senior Notes due July 5, 2024 issued under that certain Note Purchase Agreement dated as of July 5, 2012. Interest accrues on the New Term Loan based on a term secured overnight financing rate (“SOFR”) or a base rate, at the Company’s option, plus a margin ranging from 1.250% to 1.625% for SOFR interest rates and 0.250% to 0.625% for base rates according to the Company’s net leverage ratio as defined in the Amended Credit Agreement. Interest rates based on a term SOFR rate are also subject to a credit spread adjustment of 10 basis points. At closing, the Company elected for the New Term Loan to accrue interest at a 3-month term SOFR rate plus a margin of 1.250%. As of December 31, 2025 and 2024, there were unamortized debt issuance costs remaining of $0.2 million and $0.3 million, respectively, which are being amortized as additional interest expense over the term of the New Term Loan.
At December 31, 2025, we had $130.0 million in borrowings under the New Term Loan which were classified as long-term. Please refer to Note 11, Derivative Financial Instruments, for a discussion of the foreign currency hedge of our net investment in Daikyo associated with the Term Loan.
Private Placement
In 2012, we concluded a private placement issuance of $168.0 million in senior unsecured notes. The total amount of the private placement issuance was divided into three tranches - $42.0 million 3.67% Series A Notes due July 5, 2022, $53.0 million 3.82% Series B Notes due July 5, 2024, and $73.0 million 4.02% Series C Notes due July 5, 2027 (the “Notes”). The Notes rank pari passu with our other senior unsecured debt. The weighted average of the coupon interest rates on the Notes outstanding as of December 31, 2025 is 4.02%. As of December 31, 2025 and 2024, there were unamortized debt issuance costs remaining of less than $0.1 million and $0.1 million, respectively, which are being amortized as additional interest expense over the term of the Notes.
Covenants
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At December 31, 2025, we were in compliance with all of our debt covenants.
Interest costs incurred during 2025, 2024 and 2023 were $15.1 million, $16.2 million and $14.8 million, respectively. The aggregate annual maturities of long-term debt, excluding unamortized debt issuance costs, are as follows: $0.0 million in 2026, $203.0 million in 2027 and $0.0 million in 2028 and thereafter.
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

Foreign Currency Exchange Rate Risk
We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans in Singapore Dollar ("SGD") and USD and on cross-currency intercompany demand notes in Euro ("EUR") and USD, which were executed at various times throughout 2024 and 2025. The following table summarizes the total amount of the following forward exchange contracts, designated as fair value hedges at December 31:

(in millions)
Forward Exchange Contracts	Currency	2025		2024
Cross-Currency Intercompany Loans	SGD	S$	421.9	S$	421.9
Cross-Currency Intercompany Loans	USD		$—		$13.4
Cross-Currency Intercompany Demand Notes	EUR		€23.5		€145.3
Cross-Currency Intercompany Demand Notes	USD		$—		$47.1
In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies.
As of December 31, 2025, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	27.1	31.6	—	—
JPY	4,921.3	20.4	9.9	3.1
SGD	36.5	17.6	9.5	—
In December 2019, we entered into a five-year floating-to-floating forward-starting cross-currency swap for $90 million, which we designated as a hedge of our net investment in Daikyo. This cross-currency swap had an original maturity date of December 31, 2024, but was extinguished in July 2024. In July 2024, we entered into a new cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of December 31, 2025, the notional amount of the cross-currency swap is Japanese Yen ("JPY") 17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the current cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.
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
We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of December 31, 2025, we had outstanding contracts to purchase 184,075 barrels of crude oil from December 2025 to June 2027, at a weighted-average strike price of $72.94 per barrel.
Effects of Derivative Instruments on Financial Position and Results of Operations
Please refer to Note 12, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of December 31, 2025 and 2024.

The following table summarizes the effects of derivative instruments designated as fair value hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2025	2024	2023
Fair Value Hedges:
Hedged item (intercompany loan)	$6.5	$1.6	$(0.3)	Other expense (income)
Derivative designated as hedging instrument	(6.5)	(1.6)	0.3	Other expense (income)
Amount excluded from effectiveness testing	(1.5)	(5.9)	(1.4)	Other expense (income)
Total	$(1.5)	$(5.9)	$(1.4)
We recognize in earnings the initial value of forward point components on a straight-line basis over the life of the fair value hedge. The expense recognized in earnings, pre-tax, for forward point components for the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $5.9 million and $0.2 million, respectively. We expect to recognize an expense of $1.5 million in earnings, pre-tax, for forward point components in 2026.
The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on OCI and earnings, net of tax, for the years ended December 31:

	Amount of Gain (Loss) Recognized in OCI
($ in millions)	2025	2024	2023
Fair Value Hedges:
Foreign currency hedge contracts	$0.4	$0.2	$(2.0)
Total	$0.4	$0.2	$(2.0)
Cash Flow Hedges:
Foreign currency hedge contracts (hedges of net sales)	$(1.8)	$1.1	$(0.8)
Foreign currency hedge contracts (hedges of cost of goods and services sold)	1.8	(6.9)	(4.0)
Forward treasury locks	—	—	—
Total	$—	$(5.8)	$(4.8)
Net Investment Hedges:
Cross-currency swap	$1.1	$6.8	$8.6
Total	$1.1	$6.8	$8.6

	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income			Location of (Gain) Loss Reclassified from Accumulated OCI into Income
($ in millions)	2025	2024	2023
Fair Value Hedges:
Foreign currency hedge contracts	$—	$(0.7)	$2.9	Other expense (income)
Total	$—	$(0.7)	$2.9
Cash Flow Hedges:
Foreign currency hedge contracts	$0.6	$(0.5)	$1.3	Net sales
Foreign currency hedge contracts	(0.1)	4.2	2.2	Cost of goods and services sold
Forward treasury locks	0.1	0.1	0.2	Interest expense
Total	$0.6	$3.8	$3.7
Net Investment Hedges:
Cross-currency swap	—	—	—	Other expense (income)
Total	$—	$—	$—
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

($ in millions)	2025	2024	2023
Net sales	$0.6	$(0.5)	$1.3
Cost of goods and services sold	$(0.1)	$4.2	$2.2
Interest expense	$0.1	$0.1	$0.2
The following table summarizes the effects of derivative instruments not designated as hedges in our consolidated statements of income for the years ended December 31:

	Amount of Gain (Loss) Recognized in Income			Location on Statement of Income
($ in millions)	2025	2024	2023
Commodity call options	$(0.7)	$(0.7)	$(1.3)	Other expense (income)
Currency forwards	1.0	$(2.5)	0.1	Other expense (income)
Total	$0.3	$(3.2)	$(1.2)
During 2025, 2024 and 2023 there was no material ineffectiveness related to our hedges.
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.0	$10.0	$—	$—
Money market funds	443.9	443.9	—	—
Time deposits	41.6	—	41.6	—
Foreign currency contracts	0.2	—	0.2	—
Cross-currency swap	24.7	—	24.7	—
Commodity call options	0.3	—	0.3	—
	$520.7	$453.9	$66.8	$—
Liabilities:
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	7.6	—	7.6	—
	$19.9	$10.1	$7.6	$2.2

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$11.1	$11.1	$—	$—
Money market funds	117.6	117.6	—	—
Time deposits	71.3	—	71.3	—
Foreign currency contracts	17.3	—	17.3	—
Cross-currency swap	23.6	—	23.6	—
Commodity call options	0.3	—	0.3	—
	$241.2	$128.7	$112.5	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	11.2	11.2	—	—
Foreign currency contracts	18.3	—	18.3	—
	$32.5	$11.2	$18.3	$3.0

Deferred compensation assets are included within other noncurrent assets and are valued using a market approach based on quoted market prices in an active market. Money market funds are included within cash and cash equivalents and are valued based on quoted market prices in active markets, with no valuation adjustment. Time deposits are included within cash and cash equivalents and are valued using relevant observable market inputs including quoted prices for similar assets and interest rate curves. The fair value of our foreign currency contracts, included within other current and other noncurrent assets, as well as other current and other long-term liabilities, is valued using an income approach based on quoted forward foreign exchange rates and spot rates at the reporting date. The fair value of our commodity call options, included within other current and other noncurrent assets, is valued using a market approach. The fair value of the contingent consideration liability, within current and long-term liabilities, related to the SmartDose® technology platform (the “SmartDose® contingent consideration”) was initially determined using a probability-weighted income approach, and is revalued at each reporting date or more frequently if circumstances dictate. The fair value of deferred compensation liabilities is based on quoted prices of the underlying employees’ investment selections and is included within other long-term liabilities. The fair value of the cross-currency swap, included within other non-current assets as of December 31, 2025 and December 31, 2024, is valued using a market approach. Please refer to Note 11, Derivative Financial Instruments, for further discussion of our derivatives.
Other Financial Instruments
We believe that the carrying amounts of our cash and accounts receivable approximate their fair values due to their near-term maturities.
The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At December 31, 2025, the estimated fair value of long-term debt was $202.4 million compared to a carrying amount of $202.8 million. At December 31, 2024, the estimated fair value of long-term debt was $200.5 million and the carrying amount was $202.6 million. As of December 31, 2025 and December 31, 2024, all debt is long-term.
Note 13: Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive loss, net of tax:

($ in millions)	Derivatives	Equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2022	$0.2	$1.6	$(9.4)	$(175.4)	$(183.0)
Other comprehensive income (loss) before reclassifications	(6.8)	0.7	0.8	39.4	34.1
Amounts reclassified out	6.6	—	(1.5)	—	5.1
Other comprehensive (loss) income, net of tax	(0.2)	0.7	(0.7)	39.4	39.2
Balance, December 31, 2023	—	2.3	(10.1)	(136.0)	(143.8)
Other comprehensive (loss) income before reclassifications	(5.6)	0.2	1.1	(112.3)	(116.6)
Amounts reclassified out	3.1	—	(0.8)	—	2.3
Other comprehensive (loss) income, net of tax	(2.5)	0.2	0.3	(112.3)	(114.3)
Balance, December 31, 2024	(2.5)	2.5	(9.8)	(248.3)	(258.1)
Other comprehensive income (loss) before reclassifications	0.4	0.7	2.1	149.2	152.4
Amounts reclassified out	0.6	—	(0.4)	—	0.2
Other comprehensive income (loss), net of tax	1.0	0.7	1.7	149.2	152.6
Balance, December 31, 2025	$(1.5)	$3.2	$(8.1)	$(99.1)	$(105.5)
A summary of the reclassifications out of accumulated other comprehensive loss is presented in the following table ($ in millions):

Detail of components	2025	2024	2023	Location on Statement of Income
Gains (losses) on derivatives:
Foreign currency contracts	$(0.7)	$0.5	$(1.5)	Net sales
Foreign currency contracts	(0.1)	(5.5)	(3.1)	Cost of goods and services sold
Foreign currency contracts	—	1.0	(4.2)	Other expense (income)
Forward treasury locks	(0.1)	(0.1)	(0.3)	Interest expense
Total before tax	(0.9)	(4.1)	(9.1)
Tax benefit	0.3	1.0	2.5
Net of tax	$(0.6)	$(3.1)	$(6.6)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.4	$1.0	$1.7	(a)
Settlements	—	—	(0.1)	(a)
Other	—	—	0.4	(a)
Total before tax	0.4	1.0	2.0
Tax expense	—	(0.2)	(0.5)
Net of tax	$0.4	$0.8	$1.5
Total reclassifications for the period, net of tax	$(0.2)	$(2.3)	$(5.1)
(a) These components are included in the computation of net periodic benefit cost. Please refer to Note 15, Benefit Plans, for additional details.
Note 14:  Stock-Based Compensation
The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. In March 2025, the Board of Directors approved, and our stockholders subsequently approved in May 2025, an amendment to the 2016 Plan ("the Amended and Restated 2016 Plan"), which, among other things, added 2.0 million shares of common stock to the maximum number of shares of common stock as to which awards may be granted. Following the approval of the Amended and Restated 2016 Plan, all stock options or SARs that are not forfeited or cancelled will reduce the number of shares available for issuance under the Amended and Restated 2016 Plan by one share for each share subject to the award. Awards issued following the amendment that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Amended and Restated 2016 Plan by an amount equal to 2.0 times the number of shares subject to the award. The reduction was previously equal to 2.5 times the number of shares subject to the award under the 2016 Plan. At December 31, 2025, there were 3.1 million shares remaining in the 2016 Plan for future grants.

The following table summarizes our stock-based compensation expense recorded within selling, general and administrative expenses for the years ended December 31:

($ in millions)	2025	2024	2023
Stock option and appreciation rights	$9.6	$11.0	$11.3
Performance share units	3.9	2.2	5.9
Employee stock purchase plan	1.2	1.3	1.3
Deferred compensation plans and restricted share awards	9.1	4.2	4.8
Total stock-based compensation expense	$23.8	$18.7	$23.3
The Company estimates expected forfeitures. The amount of unrecognized compensation expense for all non-vested awards as of December 31, 2025 was $24.6 million, which is expected to be recognized over a weighted average period of 1.7 years.
Stock Options
Stock options granted to employees vest in equal increments. All awards expire 10 years from the date of grant. Upon the exercise of stock options, shares are issued in exchange for the exercise price of the options.
The following table summarizes changes in outstanding options:

(in millions, except per share data)	Stock Options	Weighted Average Exercise Price
Options outstanding, January 1, 2025	1.2	$176.37
Granted	0.1	219.70
Exercised	(0.2)	75.54
Forfeited	(0.1)	309.03
Options outstanding, December 31, 2025	1.0	$187.07

Options vested and expected to vest, December 31, 2025	1.0	$186.28
Options vested and exercisable, December 31, 2025	0.9	$165.95
As of December 31, 2025, the weighted average remaining contractual life of options outstanding and of options exercisable was 4.0 years and 3.1 years, respectively. As of December 31, 2025, the aggregate intrinsic value of total options outstanding was $107.3 million, of which $103.5 million represented vested options.
The fair value of the options was estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted average assumptions in 2025, 2024 and 2023: a risk-free interest rate of 4.3%, 4.3%, and 4.1%, respectively; stock volatility of 36.2%, 32.0%, and 29.8%, respectively; and dividend yields of 0.4%, 0.3%, and 0.3%, respectively. Stock volatility is estimated based on historical data and the impact from expected future trends. Expected lives, which are based on prior experience, averaged 6.5 years for 2025, 6.0 years for 2024 and 5.7 years for 2023. The weighted average grant date fair value of options granted in 2025, 2024 and 2023 was $93.67, $134.25 and $108.95, respectively. Stock option expense is recognized over the vesting period, net of forfeitures.
For the years ended December 31, 2025, 2024 and 2023, the intrinsic value of options exercised was $28.2 million, $90.5 million and $151.0 million, respectively. The grant date fair value of options vested during those same periods was $11.4 million, $10.8 million and $8.6 million, respectively.

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
The following table summarizes changes in our outstanding stock-settled PSU awards:

	Units	Weighted Average Fair Value
Non-vested stock-settled PSU awards, January 1, 2025	93,374	$326.56
Granted at target level	59,923	216.80
Adjustments above/(below) target	(18,788)	364.76
Vested and converted	(8,351)	211.38
Forfeited	(14,897)	276.40
Non-vested stock-settled PSU awards, December 31, 2025	111,261	$265.21
Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures. The weighted average grant date fair value of stock-settled PSU awards granted during the years 2025, 2024 and 2023 was $216.80, $348.20 and $306.97, respectively. Including forfeiture and target achievement expectations, we expect that the stock-settled PSU awards, for which the performance period has completed, will convert to 12,736 shares to be issued during 2026.
As described above, certain eligible employees are entitled to cash-settled PSU awards. The fair value of these cash-settled PSU awards is also based on the market price of our stock at the grant date. These awards are revalued at the end of each quarter based on changes in our stock price. As a result of the cash settlement feature, cash-settled PSU awards are recorded within other long-term liabilities. The amount of cash-settled PSU awards granted during the years 2025, 2024 and 2023 were immaterial.
Restricted Share Awards
We grant stock settled-restricted share unit (“RSU”) awards to eligible employees. During 2025, 2024 and 2023, we granted 64,350, 9,660 and 8,343 stock-settled restricted share unit (“RSU”) awards, respectively, at weighted grant-date fair values of $222.01, $339.32 and $314.06 per share, respectively, to employees under the 2016 Plan. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.

	Units	Weighted Average Fair Value
Non-vested stock-settled RSU awards, January 1, 2025	18,499	324.50
Granted	64,350	222.01
Vested and converted	(6,308)	230.21
Forfeited	(7,900)	241.19
Non-vested stock-settled RSU awards, December 31, 2025	68,641	$238.53
The amount of cash-settled RSU awards granted during the years 2025, 2024 and 2023 were immaterial.

Employee Stock Purchase Plan
We also offer an Employee Stock Purchase Plan (“ESPP”), which provides for the sale of our common stock to eligible employees at 85% of the current market price on the last trading day of each quarterly offering period. Payroll deductions are limited to 25% of the employee’s base salary, not to exceed $25,000 in any one calendar year. In addition, employees may not buy more than 2,000 shares during any offering period (8,000 shares per year). Purchases under the ESPP were 32,842 shares, 25,237 shares and 23,955 shares for the years 2025, 2024 and 2023, respectively. At December 31, 2025, there were 3.7 million shares available for issuance under the ESPP.
Deferred Compensation Plans
Our deferred compensation plans include a Non-Qualified Deferred Compensation Plan for Non-Employee Directors, under which non-employee directors may defer all or part of their annual cash or stock retainers. The deferred fees may be credited to a stock-equivalent account. Amounts credited to this account are converted into deferred stock units based on the fair market value of one share of our common stock on the last day of the quarter. For deferred stock units ultimately paid in cash, a liability is calculated at an amount determined by multiplying the number of units by the fair market value of our common stock at the end of each reporting period. In addition, annual stock awards are granted on the date of our annual meeting and are distributed in shares of common stock at the next annual meeting, unless deferred. In 2025, 2024 and 2023, we granted 11,781, 6,064 and 6,160 deferred stock awards with weighted average grant-date fair values of $205.36, $386.03 and $357.00, respectively.
As of December 31, 2025, the two deferred compensation plans held a total of 313,371 deferred stock units, including 8,741 units to be paid in cash. As of December 31, 2024, the two deferred compensation plans held a total of 332,897 deferred stock units, including 8,851 units to be paid in cash.
Note 15:  Benefit Plans
Certain of our U.S. and international subsidiaries sponsor defined benefit pension plans. In addition, we pay a portion of healthcare costs for retired U.S. salaried employees and their dependents. We also sponsor a defined contribution plan for certain salaried and hourly U.S. employees. Our 401(k) plan contributions were $24.1 million for 2025, $23.2 million for 2024 and $22.7 million for 2023.

Pension and Other Retirement Benefits
The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost	$1.3	$1.2	$1.1	$—	$—	$—
Interest cost	2.4	2.1	2.4	0.2	0.2	0.2
Expected return on plan assets	(1.2)	(1.3)	(1.2)	—	—	—
Amortization of actuarial loss (gain)	0.9	0.6	0.6	(1.3)	(1.6)	(2.0)
Settlement loss	—	—	0.1	—	—	—
Other	—	1.0	0.3	—	—	0.4
Net periodic benefit cost	$3.4	$3.6	$3.3	$(1.1)	$(1.4)	$(1.4)
Other changes in plan assets and benefit obligations recognized in OCI, pre-tax:
Net (gain) loss arising during period	$(3.4)	$(0.7)	$(1.4)	$(0.3)	$(0.5)	$(0.5)
Amortization of actuarial (loss) gain	(0.9)	(0.6)	(0.3)	1.3	1.6	2.0
Settlement loss	—	—	(0.1)	—	—	—
Foreign currency translation	0.7	(0.2)	0.7	—	—	—
Other	—	—	0.4	—	—	—
Total recognized in OCI	$(3.6)	$(1.5)	$(0.7)	$1.0	$1.1	$1.5
Total recognized in net periodic benefit cost and OCI	$(0.2)	$2.1	$2.6	$(0.1)	$(0.3)	$0.1
Net periodic benefit cost by geographic location is as follows:

	Pension benefits			Other retirement benefits
($ in millions)	2025	2024	2023	2025	2024	2023
U.S. plans	$0.4	$1.1	$0.8	$(1.1)	$(1.4)	$(1.4)
International plans	3.0	2.5	2.5	—	—	—
Net periodic benefit cost	$3.4	$3.6	$3.3	$(1.1)	$(1.4)	$(1.4)
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

The following table presents the changes in the benefit obligation and the fair value of plan assets, as well as the funded status of the plans:

	Pension benefits		Other retirement benefits
($ in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, January 1	$(53.2)	$(57.5)	$(3.2)	$(3.7)
Service cost	(1.3)	(1.2)	—	—
Interest cost	(2.4)	(2.1)	(0.2)	(0.2)
Participants’ contributions	—	(0.1)	(0.2)	(0.2)
Actuarial gain	1.8	2.2	0.3	0.6
Benefits paid	4.1	3.4	0.3	0.3
Foreign currency translation	(5.1)	2.1	—	—
Benefit obligation, December 31	$(56.1)	$(53.2)	$(3.0)	$(3.2)

Change in plan assets:
Fair value of assets, January 1	$29.2	$32.3	$—	$—
Actual return on plan assets	1.6	(0.6)	—	—
Employer contribution	1.2	0.7	0.1	0.1
Participants’ contributions	—	0.1	0.2	0.2
Benefits paid	(2.3)	(2.5)	(0.3)	(0.3)
Foreign currency translation	2.6	(0.8)	—	—
Fair value of assets, December 31	$32.3	$29.2	$—	$—

Funded status at end of year	$(23.8)	$(24.0)	$(3.0)	$(3.2)
International pension plan assets, at fair value, included in the preceding table were $32.3 million and $29.2 million at December 31, 2025 and 2024, respectively.
Amounts recognized in the balance sheet were as follows:

	Pension benefits		Other retirement benefits
($ in millions)	2025	2024	2025	2024
Noncurrent assets	$4.0	$2.9	$—	$—
Current liabilities	(1.4)	(1.4)	(0.4)	(0.5)
Noncurrent liabilities	(26.4)	(25.5)	(2.6)	(2.7)
	$(23.8)	$(24.0)	$(3.0)	$(3.2)
The amounts in accumulated other comprehensive loss, pre-tax, consisted of:

	Pension benefits		Other retirement benefits
($ in millions)	2025	2024	2025	2024
Net actuarial loss (gain)	$10.8	$14.4	$(1.6)	$(2.6)
Prior service credit	(1.2)	(1.2)	—	—
Total	$9.6	$13.2	$(1.6)	$(2.6)
The accumulated benefit obligation for all defined benefit pension plans was $52.5 million and $49.5 million at December 31, 2025 and 2024, respectively, including $47.0 million and $44.0 million, respectively, for international pension plans.
As of December 31, 2025 and December 31, 2024, our United Kingdom qualified defined benefit pension plan had plan assets in excess of its obligations. As of December 31, 2025 and December 31, 2024, our other defined benefit pension plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets.

Benefit payments expected to be paid under our defined benefit pension and other retirement benefit plans in the next ten years are as follows. The expected benefit payments listed correspond to regular ongoing benefit payments expected to be made by the plans during future years.

($ in millions)	Domestic	International	Total
2026	$1.0	$3.1	$4.1
2027	0.9	3.4	4.3
2028	0.9	3.3	4.2
2029	0.9	4.3	5.2
2030	0.8	3.0	3.8
2031 to 2035	3.5	21.1	24.6
	$8.0	$38.2	$46.2
In 2026, we expect to contribute $0.6 million to pension plans, all of which is in the U.S. In addition, we expect to contribute $0.4 million for other retirement benefits in 2026. We periodically consider additional, voluntary contributions depending on the investment returns generated by pension plan assets, changes in benefit obligation projections and other factors.
Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits			Other retirement benefits
	2025	2024	2023	2025	2024	2023
Discount rate	4.38%	3.95%	4.35%	5.60%	5.20%	5.55%
Rate of compensation increase	3.07%	3.08%	3.09%	—	—	—
Expected long-term rate of return on assets	3.77%	4.01%	4.22%	—	—	—
Weighted average assumptions used to determine the benefit obligations were as follows:

	Pension benefits		Other retirement benefits
	2025	2024	2025	2024
Discount rate	4.58%	4.38%	5.30%	5.60%
Rate of compensation increase	2.97%	3.07%	—	—
The discount rate used to determine the benefit obligations for U.S. pension plans was 5.25% and 5.60% as of December 31, 2025 and 2024, respectively. The weighted average discount rate used to determine the benefit obligations for all international plans was 4.51% and 4.24% as of December 31, 2025 and 2024, respectively. The weighted average rate of compensation increase for all international plans was 2.97% for 2025 and 3.07% for 2024, while there was no rate increase for the U.S. plans since they are frozen. Other retirement benefits were only available to U.S. employees.
The assumed healthcare cost trend rate used to determine benefit obligations was 6.50% for all participants in 2025, decreasing to 5.00% by 2032. The assumed healthcare cost trend rate used to determine net periodic benefit cost was 6.50% for all participants in 2025, decreasing to 5.00% by 2031.
The defined benefit pension plan benefit obligation increased for the year ended December 31, 2025, due primarily to foreign currency translation. The plan benefit obligation will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience, and certain other factors. The other retirement plan benefit obligation decreased due to actuarial gains and benefit payments during the period.
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

The weighted average interest crediting rating used to determine net periodic benefit cost by geographic location for our pension plans, at December 31, were as follows:

	2025	2024	2023
U.S. plans	4.00%	4.00%	4.00%
International plans	2.34%	1.13%	1.13%
The weighted average asset allocations by asset category for our pension plans, at December 31, were as follows:

	2025	2024
Equity securities	22%	21%
Debt securities	74%	75%
Other	4%	4%
	100%	100%
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

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2025	Level 1	Level 2	Level 3
Cash	$0.7	$0.7	$—	$—
Equity securities:
International mutual funds	7.1	—	7.1	—
Fixed income securities:
International mutual funds	24.0	—	24.0	—
Other mutual funds	0.5	—	0.5	—
Pension plan assets in the fair value hierarchy	$32.3	$0.7	$31.6	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$32.3

	Balance at
	December 31,	Basis of Fair Value Measurements
($ in millions)	2024	Level 1	Level 2	Level 3
Cash	$0.6	$0.6	$—	$—
Equity securities:
International mutual funds	6.2	—	6.2	—
Fixed income securities:
International mutual funds	21.8	—	21.8	—
Other mutual funds	0.6	—	0.6	—
Pension plan assets in the fair value hierarchy	$29.2	$0.6	$28.6	$—
Pension plan assets measured at NAV	—
Pension plan assets at fair value	$29.2
Note 16:  Other Expense (Income)
Other expense (income) consisted of:

($ in millions)	2025	2024	2023
Restructuring and related charges:
Severance and benefits	$19.2	$(2.5)	$(2.8)
Asset-related charges	5.4	—	—
Total restructuring and related charges	$24.6	$(2.5)	$(2.8)
Asset impairments	8.2	7.3	9.6
Foreign exchange transaction losses	8.4	10.2	9.4
Contingent consideration	8.7	5.1	2.3
Loss on disposal of plant	—	—	11.6
Other items	1.3	0.9	1.3
Total other expense (income)	$51.2	$21.0	$31.4
Restructuring and Related Charges
In January 2025, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of approximately twenty-four to thirty-six months from the date of approval. The plan is expected to require restructuring and related charges of approximately $30 million to $32 million, with annualized savings in the range of $35 million to $40 million. The following table presents activity related to our restructuring obligations related to our January 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2024	$—	$—	$—
Charges (credits)	15.0	3.4	18.4
Cash payments	(8.1)	—	(8.1)
Non-cash asset write downs	—	(3.4)	(3.4)
Balance, December 31, 2025	$6.9	$—	$6.9

In December 2025, the Company approved a restructuring plan related to a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. For further information refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies. These changes are expected to be implemented over approximately twelve to fifteen months from the date of approval. The plan is expected to require restructuring and related charges of $15 million to $20 million, with annualized savings in the range of $15 million to $20 million. The following table presents activity related to our restructuring obligations related to our December 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2024	$—	$—	$—
Charges (credits)	4.2	2.0	6.2
Cash payments	—	—	—
Non-cash asset write downs	—	(2.0)	(2.0)
Balance, December 31, 2025	$4.2	$—	$4.2
Asset Impairments
The Company's asset impairment expense includes impairment charges to its cost-method investments and expense related to fixed assets impaired or taken out of service. During the periods ended December 31, asset impairments consisted of:

($ in millions)	2025	2024	2023
Cost-method investment impairment charges	$4.5	$0.3	$4.3
Fixed asset impairment expense	3.7	7.0	5.3
Total asset impairments	$8.2	$7.3	$9.6
Foreign Exchange Transaction Losses (Gains)
During 2025, 2024 and 2023, the Company recorded a loss on foreign exchange transactions of $8.4 million, $10.2 million and $9.4 million. During 2025, the loss on foreign exchange transactions was primarily driven by the fluctuations of foreign translation activity between the Euro and US Dollar in addition to losses from a highly inflationary environment in Argentina. During 2024, the loss was primarily driven by exchange rate activity in Europe. During 2023, the loss was primarily driven by a highly inflationary environment in Argentina.
Contingent Consideration
Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 12, Fair Value Measurements, for additional details.
Loss on Disposal of Plant
During 2023, the Company recorded expense of $11.6 million as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment during the second quarter of 2023.
Note 17:  Income Taxes
As a global organization, we and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2025, the statute of limitations for the U.S. federal tax years 2022 through 2025 remain open to examination. For U.S. state and local jurisdictions, tax years 2021 through 2025 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2018 through 2025.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

($ in millions)	2025	2024	2023
Balance at January 1	$43.6	$38.8	$36.5
Increase due to current year position	16.4	5.3	6.4
Increase (decrease) due to prior year position	0.5	0.7	(1.0)
Reduction for expiration of statute of limitations/audits	(4.4)	(1.2)	(3.1)
Balance at December 31	$56.1	$43.6	$38.8
In addition, we had balances in accrued liabilities for interest and penalties of $8.9 million and $6.6 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $56.1 million of total gross unrecognized tax benefits, the entirety of which, if recognized, would favorably impact the effective income tax rate.
The components of income before income taxes and equity in net income of affiliated companies are:

($ in millions)	2025	2024	2023
U.S. operations	$228.3	$243.4	$369.4
International operations	372.6	342.1	328.6
Total income before income taxes and equity in net income of affiliated companies	$600.9	$585.5	$698.0
The related provision for income taxes consists of:

($ in millions)	2025	2024	2023
Current:
Federal	$44.3	$29.8	$30.2
State	8.0	2.1	(4.2)
International	83.0	79.1	58.8
Current income tax provision	135.3	111.0	84.8
Deferred:
Federal	(14.2)	(16.6)	(11.8)
State	0.2	(1.7)	0.2
International	0.3	14.8	49.1
Deferred income tax provision	(13.7)	(3.5)	37.5
Income tax expense	$121.6	$107.5	$122.3
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The significant components of our deferred tax assets and liabilities at December 31 are:

($ in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3.2	$6.1
Tax credit carryforwards	7.6	2.1
Pension and deferred compensation	43.9	28.9
Other	17.0	17.9
Capitalized R&D expenses	32.3	30.1
Leases	26.3	21.5
Valuation allowance	(16.2)	(12.8)
Total deferred tax assets	114.1	93.8
Deferred tax liabilities:
Property, plant, and equipment	64.7	60.9
Tax on undistributed earnings of subsidiaries	2.3	0.4
Leases	25.7	22.0
Other	6.0	5.0
Total deferred tax liabilities	98.7	88.3
Net deferred tax asset	$15.4	$5.5

A reconciliation of the U.S. federal corporate tax rate to our effective consolidated tax rate on income before income taxes and equity in net income of affiliated companies is as follows:

	2025
	Amount ($ in millions)	Rate (%)
US federal statutory income tax rate	$126.2	21.0%

State and local income tax, net of federal (national) effect(1)	6.1	1.0

Foreign tax effects:
Germany:
Trade tax	18.4	3.1
Other	(3.9)	(0.7)
Ireland:
Effect of rates different than statutory	(8.8)	(1.5)
Other	3.8	0.7
Other foreign jurisdictions	0.2	—

Effect of cross border taxes:
Foreign-derived intangible income	(15.2)	(2.5)
Other	9.5	1.6

Tax Credits:
Foreign tax credit	(27.9)	(4.6)
Other	(2.9)	(0.5)

Nontaxable and nondeductible items, net	1.3	0.2
Changes in valuation allowances	5.2	0.9
Other adjustments	(2.9)	(0.6)
Changes in unrecognized tax benefits	12.5	2.1
Effective tax rate	$121.6	20.2%
(1) State taxes in Arizona, Illinois, and Pennsylvania, contributed to the majority of the tax effect in this category.

	2024	2023
U.S. federal corporate tax rate	21.0%	21.0%
Tax on international operations other than U.S. tax rate	1.5	1.2
Adjustments to reserves for unrecognized tax benefits	0.8	0.3
U.S. tax on international earnings, net of foreign tax credits	0.1	0.5
Foreign-Derived Intangible Income Deductions (FDII)	(1.2)	(1.6)
State income taxes, net of federal tax effect	0.3	0.1
U.S. research and development credits	(0.6)	(0.7)
Excess tax benefits on share-based payments	(3.3)	(4.6)
Royalty acceleration	—	0.5
Tax on undistributed earnings of subsidiaries	(0.5)	0.3
Other	0.3	0.5
Effective tax rate	18.4%	17.5%
During 2025, we recorded a tax benefit of $4.5 million associated with stock-based compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact to the Company’s income tax expense and effective tax rate for the twelve months ended December 31, 2025 associated with this legislation is not material.
State operating loss carryforwards of $63.1 million created a deferred tax asset of $3.2 million. Management estimates that certain state operating loss carryforwards are unlikely to be utilized and the associated deferred tax assets have been appropriately reserved. State loss carryforwards expire as follows: $19.7 million in 2026 and $43.4 million thereafter.
During 2019, we utilized all of our remaining U.S. federal research and development credit carryforwards. State research and development credit carryforwards of $1.1 million created a deferred tax asset of $0.9 million which expire after 2026. As of December 31, 2025, we have $6.9 million of U.S. foreign tax credit carryforwards, which will begin to expire in 2035. Management estimates that the portion of the U.S. foreign tax credit carryforwards associated with the passive basket are unlikely to be utilized and have been appropriately reserved.
Since 2018, West has reasserted indefinite reinvestment related to all post-2017 unremitted earnings in all of our foreign subsidiaries. To support the funding of share repurchase programs, see Note 4, Net Income Per Share, West may continue to repatriate earnings from its German affiliates in the future and has recorded a tax liability of $2.3 million. Accordingly, West will continue to not assert permanent reinvestment related to all of the earnings of its wholly owned German affiliates through 2025. West will continue to assert permanent reinvestment of earnings for all other foreign jurisdictions and intends to only repatriate earnings when the tax impact is de minimis.
Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $780 million of undistributed earnings from foreign subsidiaries (except our German affiliates) to the U.S., as those earnings continue to be permanently reinvested. Further, it is impracticable for us to estimate any future tax costs for any unrecognized deferred tax liabilities associated with our indefinite reinvestment assertion, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when there is a repatriation, sale or liquidation, or other factors.

Total income taxes paid (net of refunds) consists of:

($ in millions)	2025	2024	2023
Federal	$22.3
State	(1.0)
Foreign:
France	8.6
Germany - Federal	24.5
Germany - Eschweiler	21.8
Ireland	15.8
Other foreign	33.2
Total	$125.2	$71.4	$90.8
Note 18:  Commitments and Contingencies
At December 31, 2025, we were obligated under various operating lease agreements. Please refer to Note 6, Leases, for additional details.
At December 31, 2025, we were obligated under debt agreements, net of unamortized debt issuance costs including fixed and variable-rate debt. Please refer to Note 10, Debt, for additional details.
At December 31, 2025, we were obligated under various tax-qualified and non-qualified defined benefit pension plans in the U.S. and other countries that cover employees and former employees who meet eligibility requirements. Please refer to Note 15, Benefit Plans, for additional details.
At December 31, 2025, our outstanding unconditional contractual commitments, including for the purchase of raw materials and finished goods, amounted to $221.8 million, the majority of which is to be paid over the next three years, with $75.0 million due to be paid in 2026.
We have letters of credit totaling $2.3 million supporting the reimbursement of workers’ compensation and other claims paid on our behalf by insurance carriers. Our accrual for insurance obligations was $2.0 million at December 31, 2025, of which $0.4 million is in excess of our deductible and, therefore, is reimbursable by the insurance company.
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The amended complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. On December 18, 2025, the defendants filed their first motion to dismiss the amended complaint. We believe the claims in the amended complaint are without merit and we intend to vigorously defend against such claims. Given the nature of the case, including that the proceedings are in their early stages, we are unable at this time to reasonably estimate losses, if any, or form a judgment that an unfavorable outcome is either probable or remote.

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
The following table presents net sales information about our reportable segments, reconciled to consolidated totals:

($ in millions)	2025	2024	2023
Net sales:
Proprietary Products	$2,492.1	$2,334.5	$2,397.3
Contract-Manufactured Products	582.0	558.7	552.5
Consolidated net sales	$3,074.1	$2,893.2	$2,949.8
In 2025, one of our customers individually accounted for more than 10% of consolidated net sales, at 15.8% or $485.9 million, contributing to net sales in both the Proprietary and Contract Manufacturing reportable segments.
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
The following table presents net sales and long-lived assets, by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales			Long-Lived Assets
($ in millions)	2025	2024	2023	2025	2024
United States	$1,329.6	$1,230.8	$1,238.5	$834.7	$832.0
Germany	380.3	372.5	406.1	233.2	191.1
Ireland	333.3	323.2	285.7	366.3	299.6
France	226.6	242.2	282.9	113.3	84.7
Other European countries	451.0	385.5	388.1	108.7	98.1
Other	353.3	339.0	348.5	221.9	210.3
	$3,074.1	$2,893.2	$2,949.8	$1,878.1	$1,715.8

	2025			2024			2023
($ in millions)	Proprietary Products	Contract- Manufactured Products	Total	Proprietary Products	Contract- Manufactured Products	Total	Proprietary Products	Contract- Manufactured Products	Total
Net sales	$2,492.1	$582.0	$3,074.1	$2,334.5	$558.7	$2,893.2	$2,397.3	$552.5	$2,949.8
Cost of goods and services sold	1,483.9	486.2		1,434.0	460.7		1,363.3	456.5
Research and development	74.3	—		69.1	—		68.4	—
Selling, general and administrative expenses	255.6	29.9		231.5	26.2		240.6	24.4
Other segment expense (income)(1)	21.1	2.5		22.1	(0.5)		14.9	(0.5)
Segment operating profit	$657.2	$63.4	$720.6	$577.8	$72.3	$650.1	$710.1	$72.1	$782.2
Reconciliation of profit or loss:
Stock-based compensation			(23.8)			(18.7)			(23.3)
Corporate general costs(2)			(74.4)			(58.6)			(68.3)
Unallocated items:
Restructuring and other charges(3)			(23.3)			(2.1)			2.0
SmartDose® 3.5mL sale(4)			(8.4)			—			—
Cost-method investment activity(5)			(4.5)			—			(4.3)
Amortization of acquisition-related intangible assets(6)			(0.2)			(0.8)			(0.7)
Other			(1.1)			—			—
Loss on disposal of plant(7)			—			—			(11.6)
Total corporate and unallocated items			(135.7)			(80.2)			(106.2)
Total consolidated operating profit			584.9			569.9			676.0
Interest (income) expense and other nonoperating expense (income), net			(16.0)			(15.6)			(22.0)
Income before income taxes and equity in net income of affiliated companies			$600.9			$585.5			$698.0
(1) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and asset impairments attributable to the segments during the periods ended December 31, 2025, 2024 and 2023.
(2) Corporate general costs includes executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

(3) During 2025, the Company recorded charges of $23.3 million related to our two existing restructuring programs: (i) $18.4 million of the charges within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $4.9 million within selling, general and administrative expenses, for professional services related to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. During 2024, the Company recorded expense to restructuring and other charges of $2.1 million. The net expense represents the impact of two items, the first of which is $4.6 million of expense recorded within selling, general and administrative expenses in connection with a plan to optimize the legal structure of the Company and its subsidiaries. The expense consists primarily of consulting fees, legal expenses, and other one-time costs directly attributable to this plan. This expense was partially offset by a $2.5 million benefit recorded within other expense (income) related to revised severance estimates in connection with the Company's 2022 restructuring plan. During 2023, the Company recorded a benefit to restructuring and other charges of $2.0 million, which represents the net impact of a $2.8 million benefit within other expense (income) for revised severance estimates in connection with its 2022 restructuring plan and an inventory write down of $0.8 million within cost of goods and services sold.
(4) During 2025, the Company recorded charges of $8.4 million related to the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $6.2 million of the charges within other expense (income), related to severance and lease impairment charges in connection with the sale agreement. The Company recorded the remaining $2.2 million within selling, general and administrative expenses, relating to professional services in connection with the sale agreement.
(5) During 2025, the Company recorded cost-method investment impairment charges of $4.5 million within other expense (income). During 2023, the Company recorded cost-method investment impairment charges of $4.3 million within other expense (income).
(6) During 2025, 2024 and 2023, the company recorded $0.2 million, $0.8 million and $0.7 million, respectively, of amortization expense within selling, general and administrative expenses associated with an acquisition of an intangible asset during the second quarter of 2020.
(7) During 2023, the Company recorded expense of $11.6 million within other expense (income) as a result of the sale of one of the Company’s manufacturing facilities within the Proprietary Products segment. The transaction closed during the second quarter of 2023.
The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)
Assets	2025	2024
Proprietary Products	$2,987.0	$2,621.1
Contract-Manufactured Products	718.1	612.2
Corporate and Unallocated(1)	564.9	410.1
Total consolidated	$4,270.0	$3,643.4
(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)
Depreciation and Amortization	2025	2024	2023
Proprietary Products	$140.2	$130.3	$112.9
Contract-Manufactured Products	27.9	21.3	20.4
Corporate and Unallocated	3.3	3.8	4.0
Total consolidated	$171.4	$155.4	$137.3

($ in millions)
Capital Expenditures	2025	2024	2023
Proprietary Products	$204.3	$246.5	$259.1
Contract-Manufactured Products	75.5	121.0	90.2
Corporate and Unallocated	6.1	9.5	12.7
Total consolidated	$285.9	$377.0	$362.0

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of West Pharmaceutical Services, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of West Pharmaceutical Services, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provision for Income Taxes
As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated deferred tax assets were $114.1 million, net of a valuation allowance of $16.2 million, as of December 31, 2025, and income tax expense was $121.6 million for the year ended December 31, 2025. As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As disclosed by management, management estimates income taxes payable based upon current domestic and international tax legislation. Deferred income taxes are recognized by applying enacted statutory tax rates to tax loss carryforwards and temporary differences between the tax basis and financial statement carrying values of assets and liabilities. The enacted statutory tax rate applied is based on the rate expected to be applicable at the time of the forecasted utilization of the loss carryforward or reversal of the temporary difference. Valuation allowances on deferred tax assets are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The realizability of deferred tax assets is subject to estimates of future taxable income, generally at the respective subsidiary company and the country level. The principal considerations for our determination that performing procedures relating to the provision for income taxes is a critical audit matter are the significant judgment by management in determining the income tax provision due to the Company’s global footprint and complexity in the various tax laws applicable in determining the Company’s effective tax rate. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and in evaluating audit evidence related to the income tax provision. Also, the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the determination of the income tax provision. These procedures also included, among others, (i) testing the income tax provision, including testing the Company’s rate reconciliation, return to provision adjustments, permanent and temporary differences, and financial data used in the income tax provision calculation, and (ii) testing the accuracy of the income tax rates utilized in the provision. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s application of relevant income tax law in certain jurisdictions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 17, 2026

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.
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
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Controls
During the fourth quarter ended December 31, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information is incorporated by reference from the discussion under the heading Proxy Summary - Our Director Nominees, Proposal 1 - Election of Directors; Corporate Governance - Corporate Governance Documents and Policies - West's Code of Conduct and Compliance Program; Other Information - Shareholder Proposals or Nominations; and Corporate Governance - Corporate Governance Documents and Policies - Securities Trading Policy in our 2026 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information About Our Executive Officers in Part I of this Form 10-K. A copy of the Company's Securities Trading Policy is filed as Exhibit 19 to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion under the headings Proxy Summary - Executive Compensation Highlights, Proposal 1 - Election of Directors - 2025, Non-Employee Director Compensation, Compensation Committee Report, Compensation Discussion and Analysis, and Compensation Tables in our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from the discussion under the heading Security Ownership of Certain Beneficial Owners in our 2026 Proxy Statement.
Equity Compensation Plan Information Table
The following table sets forth information about the grants of stock options, all share units and other rights under all of the Company’s equity compensation plans as of the close of business on December 31, 2025. The table does not include information about tax-qualified plans such as the West 401(k) Plan or the West Contract Manufacturing Savings and Retirement Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) (c)
Equity compensation plans approved by security holders	1,430,413	(1)	$187.07	(2)	6,714,712	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,430,413		$187.07		6,714,712
(1)    Includes 1,003,962 outstanding stock options, 111,261 restricted performance share units, 68,641 restricted retention share units, and 107,950 deferred stock-equivalents units under the 2016 Plan. Includes 32,269 outstanding stock options and 89,202 deferred stock-equivalents units under the 2011 Omnibus Incentive Compensation Plan (which was terminated in 2016). Includes 17,128 deferred stock-equivalents under the 2007 Omnibus Incentive Compensation Plan (which was terminated in 2011). Excludes cash-settled performance share units, cash-settled restricted retention share units, cash-settled deferred stock-equivalents units and cash-settled stock appreciation rights. The average term of remaining options is 4.0 years. No future grants or awards may be made under the terminated plans. The total includes restricted performance share units at 100% of grant. The restricted performance share unit payouts were at 30.06%, 107.64%, and 200.00% in 2025, 2024 and 2023, respectively.
(2)    All restricted performance share units, restricted retention share units, deferred stock-equivalent units and stock appreciation rights are excluded when determining the weighted-average exercise price of outstanding options.
(3)    Represents 3,656,274 shares reserved under the Company’s Employee Stock Purchase Plan and 3,058,438 shares remaining available for issuance under the 2016 Plan. The estimated number of shares that could be issued for 2025 from the Employee Stock Purchase Plan is 200,328. This number of shares is calculated by multiplying the 102 shares per offering period per participant limit by 1,964, the number of current participants in the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by this Item is incorporated by reference from the discussion under the heading Corporate Governance - Corporate Governance Documents and Policies - Related Person Transactions and Procedures in our 2026 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Corporate Governance - Director Independence in our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information is incorporated by reference from the discussion under the heading Independent Registered Public Accounting Firm and Fees - Fees Paid to PricewaterhouseCoopers LLP and Independent Registered Public Accounting Firm and Fees - Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services in our 2026 Proxy Statement.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following documents are included in Part II, Item 8:
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

(a) 2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts

($ in millions)	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
For the year ended December 31, 2025
Allowances deducted from assets:
Deferred tax asset valuation allowance	$12.8	$3.4	$—	$16.2
Allowance for credit losses	0.8	0.6	—	1.4
Total allowances deducted from assets	$13.6	$4.0	$—	$17.6

For the year ended December 31, 2024
Allowances deducted from assets:
Deferred tax asset valuation allowance	$15.5	$—	$(2.7)	$12.8
Allowance for credit losses	0.8	0.1	(0.1)	0.8
Total allowances deducted from assets	$16.3	$0.1	$(2.8)	$13.6

For the year ended December 31, 2023
Allowances deducted from assets:
Deferred tax asset valuation allowance	$13.3	$2.2	$—	$15.5
Allowance for credit losses	0.2	2.3	(1.7)	0.8
Total allowances deducted from assets	$13.5	$4.5	$(1.7)	$16.3
(1)Includes accounts receivable written off, the write-off or write-down of valuation allowances, and translation adjustments.
All other schedules are omitted because they are either not applicable, not required or because the information required is contained in the consolidated financial statements or notes thereto.
(a) 3. Exhibits - An index of the exhibits is included in this Form 10-K beginning on page 91.
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

4.1	Articles 5, 8(c) and 9 of our Amended and Restated Articles of Incorporation effective May 6, 2025 (incorporated by reference to Exhibit 5.7 to the Company's Form 8-K, filed May 8, 2025).
4.2
Articles I and IV of our Bylaws, as amended through October 23, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q report for the quarter ended September 30, 2023, filed October 26, 2023).

4.3	Description of Registered Securities.
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries constituting less than 10% of West's total assets have been omitted.
10.1
Credit Agreement, dated as of March 28, 2019, between West, certain of its subsidiaries, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an Issuing Lender; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, MUFG Bank, Ltd., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, National Association, MUFG Bank, Ltd., and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 1, 2019).

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

10.4
First Amendment and Incremental Facility Amendment, dated as of December 30, 2019, between West, each of the lenders party thereto from time to time, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's 2019 10-K, filed February 24, 2020).

10.5	Note Purchase Agreement, dated July 5, 2012, among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 10, 2012).
10.6 (2)	Employment Agreement, dated as of April 13, 2015, between us and Eric M. Green (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 15, 2015).
10.7 (2)	Indemnification Agreement, dated as of April 24, 2015, between us and Eric M. Green (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 30, 2015).
10.8 (2)	Employment Agreement, dated July 11, 2025, between us and Robert W. McMahon (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 21, 2025).
10.9 (2)	Employment Agreement, dated May 29, 2018, between us and Bernard J. Birkett (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 21, 2018).
10.10(2)
Employment Agreement dated November 4, 2020, between Kimberly MacKay and us (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K report for the year ended December 31, 2021 filed February 22, 2022).

10.11(2)	Employment Agreement dated March 31, 2025, between Shane Campbell and us (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 24, 2025).

10.12 (2)	Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to the Company's 2008 Form 10-K report, filed February 27, 2009).
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

10.15 (2)	2016 Amended and Restated Omnibus Incentive Compensation Plan (corrected version of previously filed Exhibit 10.15 from our Form 8-K/A, filed May 12, 2025).
10.16 (2)	2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 6, 2011).
10.17 (2)	2007 Omnibus Incentive Compensation Plan effective as of May 1, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 4, 2007).
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

10.21 (2)
Form of 2014 Long-Term Incentive Plan Award, issued pursuant to the 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q report for the quarter ended March 31, 2014, filed May 8, 2014).

10.22 (2)
Form of 2014 Stock-Settled Restricted Stock Unit Award, issued pursuant to the 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q report for the quarter ended June 30, 2014, filed August 1, 2014).

10.23 (2)
Form of 2019 Performance Stock Unit (PSU) Award issued under the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q report for the quarter ended March 31, 2019, filed May 8, 2019).

10.24 (2)
Form of 2019 Stock Option Award issued under the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q report for the quarter ended March 31, 2019, filed May 8, 2019).

10.25 (2)	Form of 2025 Performance Stock Unit (PSU) Award issued under the 2016 Amended and Restated Omnibus Incentive Compensation Plan.
10.26 (2)	Form of 2025 Stock Option Award issued under the 2016 Amended and Restated Omnibus Incentive Compensation Plan.
10.27 (2)	Form of 2025 Restricted Stock Unit Award issued under the 2016 Amended and Restated Omnibus Incentive Compensation Plan.
10.28	Indemnification agreements between us and each of our directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K report filed January 6, 2009).
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

10.39
Third Amendment and Incremental Facility Amendment, dated as of July 2, 2024, among the Company, as borrower's representative, each of the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 8, 2024).

19
Securities Trading Policy, dated and effective April 15, 2021, and Section 10b5-1 Approved Trading Plan Guidelines, dated and effective February 27, 2023 (incorporated by reference to Exhibit 10.42 to the Company's Form 2024 10-K report filed February 20, 2024).

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
February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of West Pharmaceutical Services, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric M. Green	President, Chief Executive Officer and Chair of the Board	February 17, 2026
Eric M. Green	(Principal Executive Officer)

/s/ Robert W. McMahon	Senior Vice President, Chief Financial Officer	February 17, 2026
Robert W. McMahon	(Principal Financial Officer)

/s/ Chad R. Winters	Vice President, Finance & Chief Accounting Officer	February 17, 2026
Chad R. Winters	(Principal Accounting Officer)

/s/ Mark A. Buthman	Director	February 17, 2026
Mark A. Buthman

/s/ William F. Feehery, Ph.D.	Director	February 17, 2026
William F. Feehery, Ph.D.

/s/ Robert F. Friel	Director	February 17, 2026
Robert F. Friel

/s/ Janet B. Haugen	Director	February 17, 2026
Janet B. Haugen

/s/ Thomas W. Hofmann	Director	February 17, 2026
Thomas W. Hofmann

/s/ Molly E. Joseph	Director	February 17, 2026
Molly E. Joseph

/s/ Deborah L.V. Keller	Director	February 17, 2026
Deborah L.V. Keller

/s/ Myla P. Lai-Goldman, M.D.	Director	February 17, 2026
Myla P. Lai-Goldman, M.D.

/s/ Stephen H. Lockhart, M.D., Ph.D.	Director	February 17, 2026
Stephen H. Lockhart, M.D., Ph.D.

/s/ Douglas A. Michels	Director	February 17, 2026
Douglas A. Michels

/s/ Paolo Pucci	Director	February 17, 2026
Paolo Pucci