Form 10-Q
period 2026-03-31
WEST PHARMACEUTICAL SERVICES INC
filed 2026-04-23
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☑
As of April 20, 2026, there were 70,647,595 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$844.9	$698.0
Cost of goods and services sold	548.5	466.1
Gross profit	296.4	231.9
Research and development	15.8	16.3
Selling, general and administrative expenses	99.5	88.0
Other expense (income) (Note 14)	4.0	20.6
Operating profit	177.1	107.0
Interest expense, net	1.9	0.4
Interest income	(5.1)	(4.1)
Other nonoperating expense (income)	0.2	0.2
Income before income taxes and equity in net income of affiliated companies	180.1	110.5
Income tax expense	44.7	24.1
Equity in net income of affiliated companies	(3.4)	(3.4)
Net income	$138.8	$89.8

Net income per share:
Basic	$1.93	$1.24
Diluted	$1.92	$1.23

Weighted average shares outstanding:
Basic	72.0	72.5
Diluted	72.4	73.0
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$138.8	$89.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.1 and $(1.1)	(19.5)	50.4
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0 and $(0.1)	(0.1)	(0.4)
Net gain on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0	—	0.1
Net (loss) gain on derivatives, net of tax of $0.1 and $0.9	(0.1)	2.5
Other comprehensive (loss) income, net of tax	(19.7)	52.6
Comprehensive income	$119.1	$142.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$521.4	$791.3
Accounts receivable, net	685.6	574.4
Inventories	452.6	443.9
Other current assets	167.2	168.6
Total current assets	1,826.8	1,978.2
Property, plant and equipment	3,223.0	3,223.4
Less: accumulated depreciation and amortization	1,520.8	1,497.0
Property, plant and equipment, net	1,702.2	1,726.4
Operating lease right-of-use assets	110.2	117.0
Investments in affiliated companies	209.2	212.3
Goodwill	109.2	109.9
Intangible assets, net	7.0	7.7
Deferred income taxes	63.9	38.4
Other noncurrent assets	81.3	80.1
Total Assets	$4,109.8	$4,270.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252.3	$253.7
Accrued salaries, wages and benefits	72.6	135.9
Income taxes payable	78.9	28.1
Operating lease liabilities	21.4	22.7
Accrued commissions, rebates and royalties	46.6	39.2
Other current liabilities	202.2	175.3
Total current liabilities	674.0	654.9
Long-term debt	202.8	202.8
Deferred income taxes	22.7	23.0
Pension and other postretirement benefits	28.5	29.0
Operating lease liabilities	92.0	95.6
Deferred compensation benefits	11.8	13.5
Other long-term liabilities	87.6	75.2
Total Liabilities	1,119.4	1,094.0

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: March 31, 2026 - 75.3 million, December 31, 2025 - 75.3 million; shares outstanding: March 31, 2026 - 70.9 million, December 31, 2025 - 72.0 million	18.8	18.8
Capital in excess of par value	—	—
Retained earnings	4,475.9	4,374.9
Accumulated other comprehensive loss	(125.2)	(105.5)
Treasury stock, at cost (March 31, 2026 - 4.4 million shares, December 31, 2025 - 3.3 million shares)	(1,379.1)	(1,112.2)
Total Equity	2,990.4	3,176.0
Total Liabilities and Equity	$4,109.8	$4,270.0
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$138.8	$89.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.6	39.1
Amortization	0.6	0.9
Stock-based compensation	6.6	1.3
Non-cash restructuring charges	0.9	0.8
Asset impairments	0.3	0.3
Other non-cash items, net	1.0	(2.9)
Changes in assets and liabilities	(102.9)	0.1
Net cash provided by operating activities	89.9	129.4

Cash flows from investing activities:
Capital expenditures	(42.7)	(71.3)
Net cash used in investing activities	(42.7)	(71.3)

Cash flows from financing activities:
Principal repayments on finance leases	(0.3)	(0.2)
Dividend payments	(15.8)	(15.2)
Proceeds from stock-based compensation awards	5.5	2.5
Employee stock purchase plan contributions	2.0	1.9
Shares purchased under share repurchase programs	(297.6)	(133.5)
Shares repurchased for employee tax withholdings	(2.5)	(2.5)
Net cash used in financing activities	(308.7)	(147.0)
Effect of exchange rates on cash	(8.4)	8.5
Net decrease in cash and cash equivalents	(269.9)	(80.4)

Cash, including cash equivalents at beginning of period	791.3	484.6
Cash, including cash equivalents at end of period	$521.4	$404.2

Supplemental cash flow information:
Accrued capital expenditures	$26.1	$37.5
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1:  Basis of Presentation
Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three months ended March 31, 2026, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.
West Vantage: Effective in the first quarter of 2026, the Company renamed its "Contract-Manufactured Products" reportable segment to "West Vantage™" to better align with its current strategic focus and offerings. This change in name does not affect the composition of the reportable segment, nor does it impact previously reported segment financial information.
Held for Sale Assets: In December 2025, the Company entered into a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie for approximately $112.5 million, subject to working capital and other adjustments. The definitive agreement, which is subject to certain closing conditions, is expected to close in mid-2026. In relation to this agreement, the carrying values of certain assets were classified as held for sale in our consolidated balance sheets as of March 31, 2026 and December 31, 2025 and recorded within other current assets. There were no liabilities classified as held for sale in relation to this agreement as of March 31, 2026 or December 31, 2025. All assets classified as held for sale as part of the agreement are within our Proprietary Products segment.
The following table presents assets classified as held for sale:

($ in millions)	March 31, 2026	December 31, 2025
Property, plant and equipment, net	$39.1	$39.1
Inventories	17.3	20.5
Operating lease right-of-use assets	1.2	1.2
Goodwill	0.6	0.6
	$58.2	$61.4
Note 2:  New Accounting Standards
Recently Adopted Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, that seeks to enhance income tax disclosures to provide information to better assess how an entity's operations and related tax risks affect its tax rate and prospects for future cash flows. Within the income tax rate reconciliation, the amendment requires disclosure of additional categories and greater detail about individual reconciling items over a specified threshold. It also requires information pertaining to taxes paid to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions over a specified threshold. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted and implemented the applicable disclosure requirements within its Form 10-K filed on February 17, 2026 on a prospective basis.

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
The following table presents the approximate percentage of our net sales by market group:

Three Months Ended March 31,
	2026	2025
Biologics	42%	39%
Generics	15%	16%
Pharma	25%	26%
West Vantage	18%	19%
	100%	100%
The following table presents the approximate percentage of our net sales by product category:

Three Months Ended March 31,
	2026	2025
High-Value Product ("HVP") Components	48%	45%
High-Value Product ("HVP") Delivery Devices	15%	14%
Standard Packaging	19%	22%
West Vantage	18%	19%
	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

Three Months Ended March 31,
	2026	2025
Americas	45%	49%
Europe, Middle East, Africa	47%	44%
Asia Pacific	8%	7%
	100%	100%
Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2025	$11.9
Contract assets, March 31, 2026	15.4
Change in contract assets - increase (decrease)	$3.5

Deferred income, December 31, 2025	$(53.7)
Deferred income, March 31, 2026	(62.2)
Change in deferred income - (increase) decrease	$(8.5)
Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the three months ended March 31, 2026, $23.1 million of revenue was recognized that was included in deferred income at the beginning of the year.
As of March 31, 2026, performance obligations expected to be satisfied beyond one year were $3.8 million. The remaining $58.4 million of performance obligations are expected to be satisfied within one year or less.
Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net income	$138.8	$89.8
Weighted average common shares outstanding	72.0	72.5
Dilutive effect of equity awards, based on the treasury stock method	0.4	0.5
Weighted average shares assuming dilution	72.4	73.0
During the three months ended March 31, 2026 and 2025, there were 0.4 million and 0.3 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive.
In February 2023, the Board of Directors approved a share repurchase program under which the Company was able repurchase up to $1.0 billion in shares of common stock. This program was completed during January 2025.
In December 2024, the Board of Directors approved a share repurchase program under which the Company was able to repurchase up to 550,000 shares of common stock. This program was completed during April 2025.

In February 2026, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $1.0 billion of the Company’s common stock in open-market transactions, block transactions, through derivative transactions, privately negotiated transactions, or otherwise, including pursuant to any trading plan entered into by the Company under Rule 10b5-1 of the Exchange Act. The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. This share repurchase program has no expiration date and it may be suspended or terminated at any time.
The following table summarizes the details of the Company's repurchases of common stock under these programs:

	Three Months Ended March 31,
	2026	2025
Shares repurchased	1,222,019	550,281
Total cost of repurchases ($ in millions)	$297.6	$133.5
Average price per repurchased share	$243.57	$242.63
Note 5:  Inventories
Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	March 31, 2026	December 31, 2025
Raw materials	$172.5	$163.2
Work in process	108.7	103.2
Finished goods	171.4	177.5
	$452.6	$443.9
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
The components of lease expense were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Operating lease cost	$7.2	$6.6
Finance lease - amortization of right-of-use (ROU) assets	0.5	0.3
Finance lease - interest on lease liabilities	0.1	—
Short-term lease cost	0.9	0.8
Variable lease cost	2.5	2.9
Total lease cost	$11.2	$10.6

The following table summarizes the finance lease amounts in the condensed consolidated balance sheets:

		March 31,	December 31,
($ in millions)	Balance Sheet Classification	2026	2025
ROU assets, net	Other noncurrent assets	$34.0	$34.7
Lease liabilities (current)	Other current liabilities	$1.5	$1.5
Lease liabilities (noncurrent)	Other long-term liabilities	$3.3	$3.6
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.4	$6.1
Operating cash flows from finance leases	$0.1	$—
Financing cash flows from finance leases	$0.3	$0.2
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$4.2
Finance leases	$0.2	$1.3
The following table shows the weighted average remaining lease terms and discount rates for our operating and finance leases as of the periods ended:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	8.3	8.3
Finance leases	4.2	4.4
Weighted average discount rate:
Operating leases	4.70%	4.67%
Finance leases	4.10%	4.15%
Maturities of the Company's lease liabilities as of March 31, 2026 were as follows:

($ in millions)
Year	Operating Leases	Finance Leases
2026 (remaining period as of March 31, 2026)	$21.0	$1.1
2027	21.1	1.5
2028	20.2	1.1
2029	15.0	0.6
2030	10.4	0.4
Thereafter	52.6	0.5
	140.3	5.2
Less: imputed lease interest	(26.9)	(0.4)
Total lease liabilities	$113.4	$4.8

Note 7:  Affiliated Companies
The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	March 31,	December 31,
($ in millions)	2026	2025
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$205.1	$208.3
Non-equity method affiliates	4.1	4.0
Total investments in affiliated companies	$209.2	$212.3
We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable.
The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	March 31,	December 31,
($ in millions)	2026	2025
Payables due to affiliates	$27.5	$26.2
Receivables due from affiliates	$2.3	$2.0
The following table summarizes the Company's affiliate transactions:

	Three Months Ended March 31,
($ in millions)	2026	2025
Purchases from (and payments to) affiliates	$34.0	$27.7
Sales to affiliates	$3.2	$3.2
The majority of the purchase transactions listed above relate to a distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that allows the Company to purchase and re-sell Daikyo products.
Note 8:  Debt
The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of March 31, 2026.

($ in millions)	March 31, 2026	December 31, 2025
Term Loan, due July 2, 2027 (5.05%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.2	0.2
Total debt	202.8	202.8
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.8	$202.8

Term Loan
At March 31, 2026, the Company had $130.0 million in borrowings under the Term Loan which were classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.
Multi-Currency Revolving Credit Facility
At March 31, 2026, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2026, we were in compliance with all of our debt covenants.
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
Foreign Exchange Rate Risk
We have entered into forward exchange contracts, designated as fair value hedges, to manage our exposure to fluctuating foreign exchange rates on cross-currency intercompany loans in Singapore Dollar (“SGD”) and on cross-currency intercompany demand notes in Euro ("EUR"), which were executed at various times throughout 2025 and 2026. The following table summarizes the total amount of the following forward exchange contracts as fair value hedges at the following dates:

(in millions)		March 31,		December 31,
Forward Exchange Contracts	Currency	2026		2025
Cross-Currency Intercompany Loans	SGD	SGD	263.3	SGD	421.9
Cross-Currency Intercompany Demand Notes	EUR		€23.5		€23.5
In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of March 31, 2026, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR	SGD
EUR	26.6	31.4	—	—
JPY	5,092.5	19.9	12.7	0.2
SGD	46.1	33.0	3.1	—
In July 2024, we entered into a cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of March 31, 2026, the notional amount of the cross-currency swap is ¥17.0 billion ($130.0 million) and the swap termination date is July 2, 2027. Under the cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.
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
We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of March 31, 2026, we had outstanding contracts to purchase 207,637 barrels of crude oil from March 2026 to September 2027, at a weighted-average strike price of $81.61 per barrel.
Effects of Derivative Instruments on Financial Position and Results of Operations
Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of March 31, 2026 and December 31, 2025.
The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2026	2025
Fair Value Hedges:
Hedged item (intercompany loan)	$(4.5)	$3.3	Other expense (income)
Derivative designated as hedging instrument	4.5	(3.3)	Other expense (income)
Amount excluded from effectiveness testing	(1.2)	(0.4)	Other expense (income)
Total	$(1.2)	$(0.4)
We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The expense recognized in earnings, pre-tax, for forward point components for the three months ended March 31, 2026 and 2025 was $1.2 million and 0.4 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Foreign currency hedge contracts	$0.3	$0.4	$—	$—	Other expense (income)
Total	$0.3	$0.4	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.2	$(0.7)	$0.3	$(0.2)	Net sales
Foreign currency hedge contracts	(1.3)	2.4	0.4	0.6	Cost of goods and services sold
Total	$(1.1)	$1.7	$0.7	$0.4
Net Investment Hedges:
Cross-currency swap	$0.4	$(2.8)	$—	$—	Other expense (income)
Total	$0.4	$(2.8)	$—	$—
Refer to the above table which summarizes the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three months ended March 31, 2026 and March 31, 2025.
The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in the condensed consolidated statements of income:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$0.3	$(0.2)
Cost of goods and services sold	$0.4	$0.6
Interest expense	$—	$—
The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended March 31,		Location on Statement of Income
($ in millions)	2026	2025
Commodity call options	$1.9	$(0.2)	Other expense (income)
Currency Forwards	1.5	—	Other expense (income)
Total	$3.4	$(0.2)
For the three months ended March 31, 2026 and 2025, there was no material ineffectiveness related to these hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	March 31, 2026	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$8.7	$8.7	$—	$—
Money market funds	137.6	137.6	—	—
Time deposits	42.6	—	42.6	—
Foreign currency contracts	0.5	—	0.5	—
Cross-currency swap	25.3	—	25.3	—
Commodity call options	2.4	—	2.4	—
	$217.1	$146.3	$70.8	$—
Liabilities:
Contingent consideration	$3.0	$—	$—	$3.0
Deferred compensation liabilities	8.8	8.8	—	—
Foreign currency contracts	4.8	—	4.8	—
	$16.6	$8.8	$4.8	$3.0

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.0	$10.0	$—	$—
Money market funds	443.9	443.9	—	—
Time deposits	41.6	—	41.6	—
Foreign currency contracts	0.2	—	0.2	—
Cross-currency swap	24.7	—	24.7	—
Commodity call options	0.3	—	0.3	—
	$520.7	$453.9	$66.8	$—
Liabilities:
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	7.6	—	7.6	—
	$19.9	$10.1	$7.6	$2.2

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
The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At March 31, 2026, the estimated fair value of long-term debt was $202.2 million compared to a carrying amount of $202.8 million. At December 31, 2025, the estimated fair value of long-term debt was $202.4 million and the carrying amount was $202.8 million. As of March 31, 2026, and December 31, 2025, all debt is long-term.
Note 11: Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2026:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2025	$(1.5)	$3.2	$(8.1)	$(99.1)	$(105.5)
Other comprehensive income (loss) before reclassifications	(0.8)	—	0.1	(19.5)	(20.2)
Amounts reclassified out from accumulated other comprehensive income (loss)	0.7	—	(0.2)	—	0.5
Other comprehensive income (loss), net of tax	(0.1)	—	(0.1)	(19.5)	(19.7)
Balance, March 31, 2026	$(1.6)	$3.2	$(8.2)	$(118.6)	$(125.2)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the three months ended March 31, 2025:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)
Other comprehensive income (loss) before reclassifications	2.1	0.1	(0.3)	50.4	52.3
Amounts reclassified out from accumulated other comprehensive income (loss)	0.4	—	(0.1)	—	0.3
Other comprehensive income (loss), net of tax	2.5	0.1	(0.4)	50.4	52.6
Balance, March 31, 2025	$—	$2.6	$(10.2)	$(197.9)	$(205.5)
A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended March 31,
Detail of components	2026	2025	Location on Statement of Income
(Losses) gains on derivatives:
Foreign currency contracts	$(0.3)	$0.2	Net sales
Foreign currency contracts	(0.6)	(0.8)	Cost of goods and services sold
Total before tax	(0.9)	(0.6)
Tax benefit	0.2	0.2
Net of tax	$(0.7)	$(0.4)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.1	$0.1	(a)
Other	0.1	—
Total before tax	0.2	0.1
Tax expense	—	—
Net of tax	$0.2	$0.1
Total reclassifications for the period, net of tax	$(0.5)	$(0.3)
(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the three months ended March 31, 2026:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2025	75.3	$18.8	$—	3.3	$(1,112.2)	$4,374.9	$(105.5)	$3,176.0
Net income	—	—	—	—	—	138.8	—	138.8
Activity related to stock-based compensation	—	—	—	(0.1)	30.7	(21.9)	—	8.8
Shares purchased under share repurchase program	—	—	—	1.2	(297.6)	—	—	(297.6)
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19.7)	(19.7)
Balance, March 31, 2026	75.3	$18.8	$—	4.4	$(1,379.1)	$4,475.9	$(125.2)	$2,990.4
The following table presents the changes in shareholders’ equity for the three months ended March 31, 2025:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3
Net income	—	—	—	—	—	89.8	—	89.8
Activity related to stock-based compensation	—	—	(20.3)	(0.1)	27.4	—	—	7.1
Shares purchased under share repurchase program	—	—	—	0.6	(133.5)	—	—	(133.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	52.6	52.6
Balance, March 31, 2025	75.3	$18.8	$1.8	3.5	$(1,163.2)	$4,031.2	$(205.5)	$2,683.1

Note 13:  Stock-Based Compensation
The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. In March 2025, the Board of Directors approved, and our stockholders subsequently approved in May 2025, an amendment to the 2016 Plan ("the Amended and Restated 2016 Plan"), which, among other things, added 2.0 million shares of common stock to the maximum number of shares of common stock as to which awards may be granted. Following the approval of the Amended and Restated 2016 Plan, all stock options or SARs that are not forfeited or cancelled will reduce the number of shares available for issuance under the Amended and Restated 2016 Plan by one share for each share subject to the award. Awards issued following the amendment that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Amended and Restated 2016 Plan by an amount equal to 2.0 times the number of shares subject to the award. The reduction was previously equal to 2.5 times the number of shares subject to the award under the 2016 Plan. At March 31, 2026, there were approximately 2.8 million shares remaining in the Amended and Restated 2016 Plan for future grants.
During the three months ended March 31, 2026, the Company granted 65,030 stock options at a weighted average exercise price of $254.34 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $107.06 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 3.7%; expected life of 6.8 years based on prior experience; stock volatility of 35.5% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.
During the three months ended March 31, 2026, the Company granted 58,042 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $254.34 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.
During the three months ended March 31, 2026, the Company granted 37,363 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $254.34 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.
Stock-based compensation expense was $6.6 million and $1.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Note 14:  Other Expense (Income)
Other expense (income) consists of:

	Three Months Ended March 31,
($ in millions)	2026	2025
Restructuring and related charges	$1.8	$16.4
Contingent consideration	3.0	2.4
Foreign exchange transaction losses	1.1	1.2
(Gain) loss on oil hedges	(1.9)	0.2
Other items	—	0.4
Total other expense (income)	$4.0	$20.6

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

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2025	$6.9	$—	$6.9
Charges (Credits)	—	0.9	0.9
Cash payments	(0.2)	—	(0.2)
Non-cash asset write downs	—	(0.9)	(0.9)
Balance, March 31, 2026	$6.7	$—	$6.7
In December 2025, the Company approved a restructuring plan related to a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. These changes are expected to be implemented over a period of approximately twelve to fifteen months from the date of approval. The plan is expected to require restructuring and related charges of $15 million to $20 million, with annualized savings in the range of $15 million to $20 million. The following table presents activity related to our restructuring obligations related to our December 2025 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2025	$4.2	$4.2
Charges (Credits)	0.9	0.9
Balance, March 31, 2026	$5.1	$5.1
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
The provision for income taxes was $44.7 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively, and the effective tax rate was 24.8% and 21.8%, respectively. The increase in the effective tax rate is due primarily to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026.
The liability for unrecognized tax benefits was $64.7 million and $56.1 million as of March 31, 2026 and December 31, 2025, respectively, and is included within other long-term liabilities.

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
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The amended complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. On December 18, 2025, the defendants filed their first motion to dismiss the amended complaint. Pursuant to the scheduling order entered by the court, the lead plaintiffs’ opposition to the motion to dismiss was filed on February 24, 2026, and the defendants filed their reply on March 31, 2026. We believe the claims in the amended complaint are without merit and we intend to vigorously defend against such claims. Given the nature of the case, including that the proceedings are in their early stages, we are unable at this time to reasonably estimate losses, if any, or form a judgment that an unfavorable outcome is either probable or remote.
There have been no significant changes to commitments and contingencies since December 31, 2025.
Note 17:  Segment Information
Our business operations are organized into two reportable segments, Proprietary Products and West Vantage. Effective in the first quarter of 2026, the Company renamed its "Contract-Manufactured Products" reportable segment to "West Vantage™" to better align with its current strategic focus and offerings. This change in name does not affect the composition of the reportable segment, nor does it impact previously reported segment financial information. Our Proprietary Products reportable segment offers proprietary packaging, containment solutions and drug delivery products, along with analytical lab services and other integrated services and solutions, primarily to biologic, generic and pharmaceutical drug customers. Our West Vantage reportable segment serves as a fully integrated business, focused on the design, manufacture, and automated assembly of complex devices, primarily for pharmaceutical, diagnostic, and medical device customers.
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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales:
Proprietary Products	$694.3	$563.0
West Vantage	150.6	135.0
Consolidated net sales	$844.9	$698.0
The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)	March 31, 2026	December 31, 2025
Assets
Proprietary Products	$2,931.8	$2,987.0
West Vantage	739.6	718.1
Corporate and Unallocated (1)	438.4	564.9
Total consolidated	$4,109.8	$4,270.0
(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)	Three Months Ended March 31,
Depreciation and Amortization	2026	2025
Proprietary Products	$36.4	$32.7
West Vantage	8.0	6.4
Corporate and Unallocated	0.8	0.9
Total consolidated	$45.2	$40.0

($ in millions)	Three Months Ended March 31,
Capital Expenditures	2026	2025
Proprietary Products	$36.5	$51.9
West Vantage	5.6	18.1
Corporate and Unallocated	0.6	1.3
Total consolidated	$42.7	$71.3

The following table provides summarized financial information for our segments:

	Three months ended March 31, 2026			Three months ended March 31, 2025
($ in millions)	Proprietary Products	West Vantage	Total	Proprietary Products	West Vantage	Total
Net sales	$694.3	$150.6	$844.9	$563.0	$135.0	$698.0
Cost of goods and services sold	421.2	127.3		352.8	113.3
Research and development	15.8	—		16.3	—
Selling, general and administrative expenses	65.0	7.8		60.3	7.6
Other segment expense (income)(1)	3.1	(0.1)		3.0	0.6
Segment operating profit	$189.2	$15.6	$204.8	$130.6	$13.5	$144.1
Reconciliation of profit or loss:
Stock-based compensation			(6.6)			(1.3)
Corporate general costs(2)			(17.2)			(17.8)
Unallocated items:
Restructuring and other charges(3)			(1.4)			(17.8)
SmartDose® 3.5mL sale(4)			(1.9)			—
Amortization of acquisition-related intangible assets(5)			—			(0.2)
Other			(0.6)			—
Total consolidated operating profit			177.1			107.0
Interest (income) expense and other nonoperating expense (income), net			(3.0)			(3.5)
Income before income taxes and equity in net income of affiliated companies			$180.1			$110.5
(1) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and (gain) loss on oil hedges attributable to the segments during the three months ended March 31, 2026 and 2025.
(2) Corporate general costs include executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.
(3) During the three months ended March 31, 2026 and 2025, the Company recorded pre-tax charges of $1.4 million and $17.8 million, respectively, related to our two existing restructuring programs: (i) $0.9 million and $16.4 million in the three months ended March 31, 2026 and 2025, respectively, within other expense (income), related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million and $1.4 million in the three months ended March 31, 2026 and 2025, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries.
(4) During the three months ended March 31, 2026, the Company recorded charges of $1.9 million related to the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $0.9 million of the charges within other expense (income), related to employee benefit costs in connection with the sale agreement. The Company recorded the remaining $1.0 million within selling, general and administrative expenses, relating to professional services in connection with the sale agreement.
(5) During the three months ended March 31, 2025, we recorded $0.2 million of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with our condensed consolidated financial statements and accompanying notes elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in our 2025 Annual Report. Our historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks discussed in Part I, Item 1A of our 2025 Annual Report and in Part II, Item 1A of this Form 10-Q.
Throughout this section, references to “Notes” refer to the notes to our condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Form 10-Q, unless otherwise indicated.
Non-U.S. GAAP Financial Measures
For the purpose of aiding the comparison of our year-over-year results, we may refer to net sales and other financial results excluding the effects of changes in foreign currency exchange rates. Organic net sales exclude the impact from acquisitions and/or divestitures and translate the current-period reported sales of subsidiaries whose functional currency is other than USD at the applicable foreign exchange rates in effect during the comparable prior-year period. We may also refer to adjusted consolidated operating profit and adjusted consolidated operating profit margin, which exclude the effects of unallocated items. The unallocated items are not representative of ongoing operations, and generally include restructuring and related charges, certain asset impairments, and other specifically identified income or expense items. The re-measured results excluding effects from currency translation, the impact from acquisitions and/or divestitures, and excluding the effects of unallocated items are not in conformity with U.S. GAAP and should not be used as a substitute for the comparable U.S. GAAP financial measures. The non-U.S. GAAP financial measures are incorporated in our discussion and analysis as management uses them in evaluating our results of operations and believes that this information provides users with a valuable insight into our overall performance and financial position.
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
Our business operations are organized into two global segments, Proprietary Products and West Vantage. Effective in the first quarter of 2026, the Company renamed its "Contract-Manufactured Products" reportable segment to "West Vantage™" to better align with its current strategic focus and offerings. This change in name does not affect the composition of the reportable segment, nor does it impact previously reported segment financial information. Our Proprietary Products reportable segment offers proprietary packaging, containment solutions and drug delivery systems, along with analytical lab services and other integrated services and solutions, primarily to biologic, generic and pharmaceutical drug customers. Our West Vantage reportable segment serves as a fully integrated business, focused on the design, manufacture, and automated assembly of complex devices, as well as combination product assembly and packaging, primarily for pharmaceutical, diagnostic, and medical device customers. We also maintain collaborations to share technologies and market products with affiliates in Japan and Mexico.

Macroeconomic Factors
Beginning in 2025, the U.S. government imposed additional tariffs and trade restrictions on certain goods produced outside of the United States. In response to these actions, certain jurisdictions in which we operate have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. We continue to monitor this dynamic situation to assess the impact of these tariffs on our business and actions we can take to minimize their impact. Based on the information available at this time, we do not believe the impact will be material to our 2026 results.
We continue to monitor the events and macro-economic impacts that the conflict in the Middle East has on our business model. We have raw materials and other costs in our operations that are dependent on petro-chemicals. Based on the current situation in the Middle East, we anticipate future inflationary pressures on these costs, but we do not expect those impacts to have a material impact. Additionally, our Israel-based facilities continue to operate as they had prior to the conflict, and we did not experience any disruption in business during the first quarter of 2026.
Financial Performance Summary
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three months ended March 31, 2026:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended March 31, 2026 U.S. GAAP	$177.1	$44.7	$138.8	$1.92
Unallocated items:
Restructuring and other charges(1)	1.4	(11.6)	13.0	0.18
SmartDose® 3.5mL sale(2)	1.9	0.4	1.5	0.02
Amortization of acquisition-related intangible assets(3)	—	—	0.5	0.01
Other	0.6	0.2	0.5	—
Three months ended March 31, 2026 adjusted amounts (non-U.S. GAAP)	$181.0	$33.7	$154.3	$2.13
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three months ended March 31, 2025:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended March 31, 2025 U.S. GAAP	$107.0	$24.1	$89.8	$1.23
Unallocated items:
Restructuring and other charges(1)	17.8	2.0	15.8	0.21
Amortization of acquisition-related intangible assets(3)	0.2	—	0.6	0.01
Three months ended March 31, 2025 adjusted amounts (non-U.S. GAAP)	$125.0	$26.1	$106.2	$1.45

(1)During the three months ended March 31, 2026, the Company recorded pre-tax charges of $1.4 million related to our two existing restructuring programs: (i) $0.9 million within other expense (income), related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026. During the three months ended March 31, 2025, the Company recorded pre-tax charges of $17.8 million related to our two existing restructuring programs: (i) $16.4 million within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.4 million within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded income tax charges of $2.0 million related primarily to withholding tax and capital gains incurred in executing our plan to optimize our legal structure.
(2)During the three months ended March 31, 2026, the Company recorded charges of $1.9 million related to the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $0.9 million of the charges within other expense (income), related to employee benefit costs in connection with the sale agreement. The Company recorded the remaining $1.0 million within selling, general and administrative expenses, relating to professional services in connection with the sale agreement.
(3)During the three months ended March 31, 2026, and 2025, the Company recorded $0.0 million and $0.2 million, respectively, of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020. During the three months ended March 31, 2026, and 2025, the Company recorded $0.5 million and $0.4 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.
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
Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.
Net Sales
The following table presents net sales, consolidated and by reportable segment, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percentage Change
($ in millions)	2026	2025	As-Reported	Organic
Proprietary Products	$694.3	$563.0	23.3%	17.5%
West Vantage	150.6	135.0	11.6%	6.2%
Consolidated net sales	$844.9	$698.0	21.0%	15.3%
Consolidated net sales increased by $146.9 million, or 21.0%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $40.0 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended March 31, 2026 increased by $106.9 million, or 15.3%, as compared to the same period in 2025.

Proprietary Products – Proprietary Products net sales increased by $131.3 million, or 23.3%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $32.8 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2026 increased by $98.5 million, or 17.5%, as compared to the same period in 2025, due primarily to an increase in sales of Westar®, NovaPure® and FluroTec® products, as well as self-injection device platforms.
West Vantage – West Vantage net sales increased by $15.6 million, or 11.6%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $7.2 million. Excluding foreign currency translation effects, net sales for the three months ended March 31, 2026 increased by $8.4 million, or 6.2%, as compared to the same period in 2025, due primarily to an increase in sales of self-injection devices for obesity and diabetes.
Gross Profit
The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended March 31,
($ in millions)	2026	2025
Proprietary Products:
Gross profit	$273.1	$210.2
Gross profit margin	39.3%	37.3%
West Vantage:
Gross profit	$23.3	$21.7
Gross profit margin	15.5%	16.1%
Consolidated gross profit	$296.4	$231.9
Consolidated gross profit margin	35.1%	33.2%
Consolidated - Consolidated gross profit increased by $64.5 million, or 27.8%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $16.2 million for the three months ended March 31, 2026, as compared to the same period in 2025. Consolidated gross profit margin increased by 1.9 margin points for the three months ended March 31, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products gross profit increased by $62.9 million, or 29.9%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $14.9 million. Proprietary Products gross profit margin increased by 2.0 margin points for the three months ended March 31, 2026, as compared to the same periods in 2025, due primarily to increased customer demand, primarily of high value components, and sales price increases.
West Vantage - West Vantage gross profit increased by $1.6 million, or 7.4%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.3 million. West Vantage gross profit margin decreased by 0.6 margin points for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to increased production costs, partially offset by sales price increases.

Research and Development (“R&D”) Costs
The following table presents consolidated R&D costs:

	Three Months Ended March 31,
($ in millions)	2026	2025
Consolidated R&D costs	$15.8	$16.3
Consolidated R&D costs decreased by $0.5 million, or 3.1%, for the three months ended March 31, 2026, respectively, as compared to the same period in 2025. Efforts remain focused on the continued investment in (1) primary injectables in elastomeric components, formulation development & packaging and (2) drug containment systems, self-injection systems, and drug administration consumables.
All of the R&D costs incurred in the three months ended March 31, 2026 and 2025 related to Proprietary Products.
Selling, General and Administrative (“SG&A”) Costs
The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2026	2025
Proprietary Products	$65.0	$60.3
West Vantage	7.8	7.6
Corporate and unallocated items	26.7	20.1
Consolidated SG&A costs	$99.5	$88.0
SG&A as a % of net sales	11.8%	12.6%
Consolidated - Consolidated SG&A costs increased by $11.5 million, or 13.1%, for the three months ended March 31, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.2 million, due primarily to increased expense related to stock-based compensation and increased salary and wages.
Proprietary Products - Proprietary Products SG&A costs increased by $4.7 million, or 7.8%, for the three months ended March 31, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.0 million, due primarily to increased salary and wages.
West Vantage - West Vantage SG&A costs increased by $0.2 million, or 2.6%, for the three months ended March 31, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.2 million.
Corporate and unallocated items - Corporate SG&A costs increased by $6.6 million, or 32.8%, for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to an increase in expense related to stock-based compensation and increased salary and wages.

Other Expense (Income)
The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended March 31,
($ in millions)	2026	2025
Proprietary Products	$3.1	$3.0
West Vantage	(0.1)	0.6
Corporate and unallocated	1.0	17.0
Consolidated other expense (income)	$4.0	$20.6
Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, gains and losses on oil hedges, asset impairments and miscellaneous income and charges.
Consolidated - Consolidated other expense (income) changed by $16.6 million for the three months ended March 31, 2026, as compared to the same period in 2025, due to the factors described below.
Proprietary Products - Proprietary Products other expense (income) changed by $0.1 million for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to increased contingent consideration expense and foreign exchange losses being recorded in the three months ended March 31, 2026, as compared to the same period in 2025. This was partially offset by gains being recorded on oil hedges in the three months ended March 31, 2026, as compared to losses being recorded in the same period in 2025.
West Vantage - West Vantage other expense (income) changed by $0.7 million for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to foreign exchange gains being recorded in the three months ended March 31, 2026, as compared to foreign exchange losses being recorded in the same period in 2025.
Corporate and unallocated items - Corporate and unallocated items changed by $16.0 million for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to the Company recording restructuring and other charges of $1.8 million within the three months ended March 31, 2026, as compared to $16.4 million being recorded during the same period in 2025. The Company's 2026 restructuring and other charges within other expense (income) were (i) $0.9 million related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.9 million related to employee benefit costs in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company's 2025 restructuring and other charges of $16.4 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan.

Operating Profit
The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended March 31,
($ in millions)	2026	2025
Proprietary Products	$189.2	$130.6
West Vantage	15.6	13.5
Corporate and unallocated items	(27.7)	(37.1)
Consolidated operating profit	$177.1	$107.0
Consolidated operating profit margin	21.0%	15.3%
Unallocated items	3.9	18.0
Adjusted consolidated operating profit	$181.0	$125.0
Adjusted consolidated operating profit margin	21.4%	17.9%
Consolidated - Consolidated operating profit increased by $70.1 million, or 65.5%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $13.4 million for the three months ended March 31, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products operating profit increased by $58.6 million, or 44.9%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $12.4 million, due to the factors described above, most notably increased customer demand, primarily of high value components, and sales price increases.
West Vantage - West Vantage operating profit increased by $2.1 million, or 15.6%, for the three months ended March 31, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.0 million, due to the factors described above, most notably sales price increases and foreign exchange gains, partially offset by increased production costs.
Corporate and unallocated - Excluding the unallocated items, Corporate costs increased by $4.7 million, or 24.6%, for the three months ended March 31, 2026, as compared to the same period in 2025, due to the factors described above, most notably the increase in expense related to stock-based compensation.
Interest Expense, Net and Interest Income
The following table presents interest expense, net, by significant component:

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest expense	$3.7	$4.2
Capitalized interest	(1.8)	(3.8)
Interest expense, net	$1.9	$0.4

Interest income	$(5.1)	$(4.1)
Interest expense, net, increased by $1.5 million, for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to a decline in interest rates on the Company's Term Loan in three months ended March 31, 2026, as compared to the same period in 2025, as well as a decrease in capitalized interest.
Interest income increased by $1.0 million, for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to the Company having a higher average cash balance in three months ended March 31, 2026, as compared to the same period in 2025.

Other Nonoperating Expense (Income)
Other nonoperating expense (income) was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Income Tax Expense
The provision for income taxes was $44.7 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively, and the effective tax rate was 24.8% and 21.8%, respectively. The increase in the effective tax rate is due primarily to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies was $3.4 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents cash flow data for the three months ended March 31:

($ in millions)	2026	2025
Net cash provided by operating activities	$89.9	$129.4
Net cash used in investing activities	$(42.7)	$(71.3)
Net cash used in financing activities	$(308.7)	$(147.0)
Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $39.5 million for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to fluctuations in working capital and increased incentive payments, partially offset by improved operating results.
Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $28.6 million for the three months ended March 31, 2026, as compared to the same period in 2025, due to a decrease in capital expenditures.
Net Cash Used in Financing Activities – Net cash used in financing activities increased by $161.7 million for the three months ended March 31, 2026, as compared to the same period in 2025, due primarily to an increase in purchases under our share repurchase programs.
Liquidity and Capital Resources
The table below presents selected liquidity and capital measures:

($ in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$521.4	$791.3
Accounts receivable, net	$685.6	$574.4
Inventories	$452.6	$443.9
Accounts payable	$252.3	$253.7
Debt	$202.8	$202.8
Equity	$2,990.4	$3,176.0
Working capital	$1,152.8	$1,323.3
Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.

Cash and cash equivalents – Our cash and cash equivalents balance at March 31, 2026 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at March 31, 2026 included $98.4 million of cash held by subsidiaries within the U.S., and $423.0 million of cash held by subsidiaries outside of the U.S. During the three months ended March 31, 2026, we purchased 1,222,019 shares of our common stock under the share repurchase program at a cost of $297.6 million, or an average price of $243.57 per share.
Working capital – Working capital at March 31, 2026 decreased by $170.5 million, or 12.9%, as compared to December 31, 2025, which includes a decrease of $6.5 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $261.4 million, while accounts receivable increased by $115.6 million.
The decrease in cash and cash equivalents was due to share repurchases and capital expenditures during the three months ended March 31, 2026, partially offset by cash from operations. The increase in accounts receivable was due to increased net sales leading up to the March 31, 2026 balance sheet date as compared to the December 31, 2025 balance sheet date.
Debt and credit facilities – The total debt balance of $202.8 million at March 31, 2026 is consistent with the total debt balance at December 31, 2025.
Our sources of liquidity include our multi-currency revolving credit facility. At March 31, 2026, we had no outstanding borrowings under the multi-currency revolving credit facility. At March 31, 2026, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At March 31, 2026, we were in compliance with all of our debt covenants.
We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.
Commitments and Contractual Obligations
A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2025 Annual Report. During the three months ended March 31, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2026, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2025 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2025 Annual Report.
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
•the loss of key personnel or highly skilled employees;
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
This list sets forth many, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all of the factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For further discussion of these and other factors, see the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report as well as Part II, section 1A of this quarterly report.
Except as required by law or regulation, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk or the information provided in Part II, Item 7A of our 2025 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures are effective.
Changes in Internal Controls
During the quarter ended March 31, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action
On May 5, 2025, New England Teamsters Pension Fund filed a class action against us and certain of our current and former officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s investors who purchased or otherwise acquired the Company’s common stock between February 16, 2023 and February 12, 2025. On July 23, 2025, the court appointed lead plaintiffs in the action. On October 15, 2025, the lead plaintiffs filed an amended complaint. The amended complaint alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with 1) various public statements made by the Company and certain current and former officers regarding its business, operations and prospects and 2) certain current and former officers' transactions in the Company's stock. The action seeks unspecified damages, costs and expenses, including attorneys’ fees. On December 18, 2025, the defendants filed their first motion to dismiss the amended complaint. Pursuant to the scheduling order entered by the court, the lead plaintiffs’ opposition to the motion to dismiss was filed on February 24, 2026, and the defendants filed their reply on March 31, 2026. We believe the claims in the amended complaint are without merit and we intend to vigorously defend against such claims. Given the nature of the case, including that the proceedings are in their early stages, we are unable at this time to reasonably estimate losses, if any, or form a judgment that an unfavorable outcome is either probable or remote.
ITEM 1A.  RISK FACTORS
There are no material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows information with respect to purchases of our common stock made during the three months ended March 31, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2026	—	$—	—	$1,000,000,000
February 1 - 28, 2026	261,636	$245.11	261,636	935,900,000
March 1 - 31, 2026	960,383	$243.15	960,383	702,350,000
Total	1,222,019	$243.57	1,222,019	702,350,000
(1)In February 2026, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $1.0 billion of the Company’s common stock in open-market transactions, block transactions, through derivative transactions, privately negotiated transactions, or otherwise, including pursuant to any trading plan entered into by the Company under Rule 10b5-1 of the Exchange Act. This share repurchase program has no expiration date and it may be suspended or terminated at any time.

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report, except as follows:
On March 11, 2026, Eric M. Green, our President and Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to options that will be expiring on February 21, 2027. The Rule 10b5-1 trading arrangement provides for the acquisition by option exercise of 83,616 shares of our common stock on February 4, 2027 and then sold by February 19, 2027, in accordance with the terms specified in the trading arrangement. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
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

4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K report for the year ended December 31, 2025, filed February 17, 2026)
4.4 (1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
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

April 23, 2026