Form 10-Q
period 2026-06-30
WEST PHARMACEUTICAL SERVICES INC
filed 2026-07-23
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☑
As of July 20, 2026, there were 70,375,762 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$872.3	$766.5	$1,717.2	$1,464.5
Cost of goods and services sold	543.1	492.6	1,091.6	958.7
Gross profit	329.2	273.9	625.6	505.8
Research and development	19.7	19.1	35.5	35.4
Selling, general and administrative expenses	117.6	95.9	217.1	183.9
Other expense (income) (Note 14)	12.8	5.2	16.8	25.8
Operating profit	179.1	153.7	356.2	260.7
Interest expense, net	2.6	0.1	4.5	0.5
Interest income	(3.8)	(3.6)	(8.9)	(7.7)
Other nonoperating expense (income)	0.2	0.2	0.4	0.4
Income before income taxes and equity in net income of affiliated companies	180.1	157.0	360.2	267.5
Income tax expense	32.2	30.2	76.9	54.3
Equity in net income of affiliated companies	(6.1)	(5.0)	(9.5)	(8.4)
Net income	$154.0	$131.8	$292.8	$221.6

Net income per share:
Basic	$2.17	$1.82	$4.10	$3.06
Diluted	$2.15	$1.82	$4.07	$3.05

Weighted average shares outstanding:
Basic	70.8	72.2	71.4	72.3
Diluted	71.3	72.5	71.9	72.8
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$154.0	$131.8	$292.8	$221.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.4 and $(1.0), $0.5 and $(2.1), respectively	(14.1)	114.9	(33.6)	165.3
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0 and $(0.2), $0.0 and $(0.3), respectively	(0.1)	(0.7)	(0.2)	(1.1)
Net gain on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0, $0.0 and $0.0, respectively	(0.1)	0.1	(0.1)	0.2
Net (loss) gain on derivatives, net of tax of $(0.3) and $0.8, $(0.2) and $1.7, respectively	(0.9)	2.5	(1.0)	5.0
Other comprehensive (loss) income, net of tax	(15.2)	116.8	(34.9)	169.4
Comprehensive income	$138.8	$248.6	$257.9	$391.0
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$435.8	$791.3
Accounts receivable, net	712.0	574.4
Inventories	447.4	443.9
Other current assets	212.3	168.6
Total current assets	1,807.5	1,978.2
Property, plant and equipment	3,248.6	3,223.4
Less: accumulated depreciation and amortization	1,562.3	1,497.0
Property, plant and equipment, net	1,686.3	1,726.4
Operating lease right-of-use assets	104.7	117.0
Investments in affiliated companies	207.7	212.3
Goodwill	108.7	109.9
Intangible assets, net	6.4	7.7
Deferred income taxes	72.3	38.4
Other noncurrent assets	82.8	80.1
Total Assets	$4,076.4	$4,270.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252.7	$253.7
Accrued salaries, wages and benefits	97.1	135.9
Income taxes payable	64.7	28.1
Operating lease liabilities	20.9	22.7
Accrued commissions, rebates and royalties	34.0	39.2
Other current liabilities	171.1	175.3
Total current liabilities	640.5	654.9
Long-term debt	202.9	202.8
Deferred income taxes	22.4	23.0
Pension and other postretirement benefits	28.3	29.0
Operating lease liabilities	88.3	95.6
Deferred compensation benefits	13.9	13.5
Other long-term liabilities	89.9	75.2
Total Liabilities	1,086.2	1,094.0

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: June 30, 2026 - 75.3 million, December 31, 2025 - 75.3 million; shares outstanding: June 30, 2026 - 70.4 million, December 31, 2025 - 72.0 million	18.8	18.8
Capital in excess of par value	—	—
Retained earnings	4,624.1	4,374.9
Accumulated other comprehensive loss	(140.4)	(105.5)
Treasury stock, at cost (June 30, 2026 - 4.9 million shares, December 31, 2025 - 3.3 million shares)	(1,512.3)	(1,112.2)
Total Equity	2,990.2	3,176.0
Total Liabilities and Equity	$4,076.4	$4,270.0
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$292.8	$221.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90.3	79.9
Amortization	1.1	1.5
Stock-based compensation	17.5	8.7
Non-cash restructuring charges	1.9	1.6
Asset impairments	4.2	4.1
Other non-cash items, net	(5.0)	(6.9)
Changes in assets and liabilities	(188.9)	(4.0)
Net cash provided by operating activities	213.9	306.5

Cash flows from investing activities:
Capital expenditures	(85.9)	(146.5)
Net cash used in investing activities	(85.9)	(146.5)

Cash flows from financing activities:
Borrowings under revolving credit agreements	50.0	—
Repayments under revolving credit agreements	(50.0)	—
Principal repayments on finance leases	(0.7)	(0.5)
Excise tax payments	(0.8)	(4.2)
Dividend payments	(31.5)	(30.3)
Proceeds from stock-based compensation awards	12.4	6.0
Employee stock purchase plan contributions	3.9	3.6
Shares purchased under share repurchase programs	(454.3)	(134.0)
Shares repurchased for employee tax withholdings	(2.5)	(2.5)
Net cash used in financing activities	(473.5)	(161.9)
Effect of exchange rates on cash	(10.0)	27.0
Net (decrease) increase in cash and cash equivalents	(355.5)	25.1

Cash, including cash equivalents at beginning of period	791.3	484.6
Cash, including cash equivalents at end of period	$435.8	$509.7

Supplemental cash flow information:
Accrued capital expenditures	$25.7	$35.4
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1:  Basis of Presentation
Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and six months ended June 30, 2026, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The results of operations for any interim period are not necessarily indicative of results for the full year.
West Vantage: Effective in the first quarter of 2026, the Company renamed its "Contract-Manufactured Products" reportable segment to "West Vantage™" to better align with its current strategic focus and offerings. This change in name does not affect the composition of the reportable segment, nor does it impact previously reported segment financial information.
Sale of SmartDose® 3.5mL On-Body Delivery System: In December 2025, the Company entered a definitive agreement for the sale of all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie for $112.5 million, subject to working capital and other adjustments.
In relation to this agreement, the carrying values of certain assets were classified as held for sale in our consolidated balance sheets as of June 30, 2026 and December 31, 2025 and recorded within other current assets. There were no liabilities classified as held for sale in relation to this agreement as of June 30, 2026 or December 31, 2025. All assets classified as held for sale as part of the agreement are within our Proprietary Products segment.
The following table presents assets classified as held for sale:

($ in millions)	June 30, 2026	December 31, 2025
Property, plant and equipment, net	$42.1	$39.1
Inventories	24.2	20.5
Operating lease right-of-use assets	1.2	1.2
Goodwill	0.6	0.6
	$68.1	$61.4
On July 1, 2026, the Company completed this sale for cash proceeds of approximately $136 million, including an initial working capital adjustment and subject to further working capital adjustments. During the third quarter of 2026, the Company expects to recognize a pre-tax gain on the sale of these assets in a range of $55 million to $60 million. In connection with the sale, we are providing certain transition services to support the business.

Note 2:  New Accounting Standards
Recently Adopted Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, that seeks to enhance income tax disclosures to provide information to better assess how an entity's operations and related tax risks affect its tax rate and prospects for future cash flows. Within the income tax rate reconciliation, the amendment requires disclosure of additional categories and greater detail about individual reconciling items over a specified threshold. It also requires information pertaining to taxes paid to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions over a specified threshold. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted and implemented the applicable disclosure requirements within its 2025 Form 10-K filed on February 17, 2026 on a prospective basis.
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
The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Biologics	43%	38%	42%	38%
Generics	16%	17%	16%	17%
Pharma	24%	26%	24%	26%
West Vantage	17%	19%	18%	19%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
High-Value Product ("HVP") Components	49%	47%	48%	46%
High-Value Product ("HVP") Delivery Devices	15%	13%	15%	13%
Standard Packaging	19%	21%	19%	22%
West Vantage	17%	19%	18%	19%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	44%	45%	45%	47%
Europe, Middle East, Africa	46%	46%	46%	45%
Asia Pacific	10%	9%	9%	8%
	100%	100%	100%	100%
Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2025	$11.9
Contract assets, June 30, 2026	17.2
Change in contract assets - increase (decrease)	$5.3

Deferred income, December 31, 2025	$(53.7)
Deferred income, June 30, 2026	(45.7)
Change in deferred income - decrease (increase)	$8.0
Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the six months ended June 30, 2026, $33.0 million of revenue was recognized that was included in deferred income at the beginning of the year.
As of June 30, 2026, performance obligations expected to be satisfied beyond one year were $3.6 million. The remaining $42.1 million of performance obligations are expected to be satisfied within one year or less.
Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net income	$154.0	$131.8	$292.8	$221.6
Weighted average common shares outstanding	70.8	72.2	71.4	72.3
Dilutive effect of equity awards, based on the treasury stock method	0.5	0.3	0.5	0.5
Weighted average shares assuming dilution	71.3	72.5	71.9	72.8

During the three months ended June 30, 2026 and 2025, there were 0.3 million and 0.4 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.3 million and 0.4 million antidilutive shares outstanding during the six months ended June 30, 2026 and 2025, respectively.
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
The following table summarizes the details of the Company's repurchases of common stock under these programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	538,591	2,312	1,760,610	552,593
Total cost of repurchases ($ in millions)	$156.7	$0.5	$454.3	$134.0
Average price per repurchased share	$290.82	$222.56	$258.03	$242.55
Note 5:  Inventories
Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	June 30, 2026	December 31, 2025
Raw materials	$178.8	$163.2
Work in process	93.8	103.2
Finished goods	174.8	177.5
	$447.4	$443.9

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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Operating lease cost	$7.3	$6.8	$14.5	$13.4
Finance lease - amortization of right-of-use (ROU) assets	0.5	0.4	1.0	0.7
Finance lease - interest on lease liabilities	—	0.1	0.1	0.1
Short-term lease cost	1.1	0.7	2.0	1.5
Variable lease cost	3.0	2.5	5.5	5.4
Total lease cost	$11.9	$10.5	$23.1	$21.1
The following table summarizes the finance lease amounts in the condensed consolidated balance sheets:

		June 30,	December 31,
($ in millions)	Balance Sheet Classification	2026	2025
ROU assets, net	Other noncurrent assets	$33.2	$34.7
Lease liabilities (current)	Other current liabilities	$1.4	$1.5
Lease liabilities (noncurrent)	Other long-term liabilities	$3.0	$3.6
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
($ in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.8	$12.6
Operating cash flows from finance leases	$0.1	$0.1
Financing cash flows from finance leases	$0.7	$0.5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$0.8	$9.1
Finance leases	$0.2	$2.2

The following table shows the weighted average remaining lease terms and discount rates for our operating and finance leases as of the periods ended:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	8.3	8.3
Finance leases	4.1	4.4
Weighted average discount rate:
Operating leases	4.72%	4.67%
Finance leases	4.09%	4.15%
Maturities of the Company's lease liabilities as of June 30, 2026 were as follows:

($ in millions)
Year	Operating Leases	Finance Leases
2026 (remaining period as of June 30, 2026)	$14.0	$0.7
2027	21.4	1.5
2028	20.5	1.1
2029	15.1	0.6
2030	10.4	0.4
Thereafter	53.5	0.4
	134.9	4.7
Less: imputed lease interest	(25.7)	(0.3)
Total lease liabilities	$109.2	$4.4
Note 7:  Affiliated Companies
The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	June 30,	December 31,
($ in millions)	2026	2025
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$207.1	$208.3
Non-equity method affiliates	0.6	4.0
Total investments in affiliated companies	$207.7	$212.3
We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. During the three and six months ended June 30, 2026, we recorded impairment charges of $3.5 million within other expense (income) to one of our cost-method investments, recorded above under non-equity method affiliates.

The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	June 30,	December 31,
($ in millions)	2026	2025
Payables due to affiliates	$27.2	$26.2
Receivables due from affiliates	$2.7	$2.0
The following table summarizes the Company's affiliate transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Purchases from (and payments to) affiliates	$34.3	$30.2	$68.3	$57.9
Sales to affiliates	$4.5	$2.8	$7.7	$6.0
The majority of the purchase transactions listed above relate to the Company's distributorship agreement with Daikyo Seiko, Ltd. ("Daikyo") that authorizes the Company as the exclusive distributor of Daikyo products in all countries other than Japan, subject to certain limited exceptions.
Subsequent Event
On July 14, 2026, the Company and Daikyo, in which the Company maintains a 49% ownership interest, entered into an Amended and Restated Technology Exchange and Crosslicense Agreement and two Distributorship Agreements, each effective July 14, 2026 with a term of ten years. For additional information regarding the agreements, see the Company's Current Report on Form 8-K filed with the SEC on July 14, 2026. The Company determined that no adjustment to the accompanying unaudited condensed consolidated financial statements was required as of June 30, 2026.
Note 8:  Debt
The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of June 30, 2026.

($ in millions)	June 30, 2026	December 31, 2025
Term Loan, due July 2, 2027 (5.08%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.1	0.2
Total debt	202.9	202.8
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.9	$202.8
Term Loan
At June 30, 2026, the Company had $130.0 million in borrowings under the Term Loan which were classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.
Multi-Currency Revolving Credit Facility
At June 30, 2026, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.

Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2026, we were in compliance with all of our debt covenants.
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

(in millions)		June 30,		December 31,
Forward Exchange Contracts	Currency	2026		2025
Cross-Currency Intercompany Loans	SGD	SGD	209.1	SGD	421.9
Cross-Currency Intercompany Demand Notes	EUR		€23.5		€23.5
In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of June 30, 2026, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	27.0	32.2	—
JPY	5,206.2	20.3	12.3
SGD	64.5	47.5	3.5
In July 2024, we entered into a cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of June 30, 2026, the notional amount of the cross-currency swap is ¥17.0 billion ($130.0 million), and the swap termination date is July 2, 2027. Under the cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.
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

We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of June 30, 2026, we had outstanding contracts to purchase 241,018 barrels of crude oil from June 2026 to December 2027, at a weighted-average strike price of $79.86 per barrel.
Effects of Derivative Instruments on Financial Position and Results of Operations
Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of June 30, 2026 and December 31, 2025.
The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Hedged item (intercompany loan)	$(0.4)	$0.1	$(4.9)	$3.4	Other expense (income)
Derivative designated as hedging instrument	0.4	(0.1)	4.9	(3.4)	Other expense (income)
Amount excluded from effectiveness testing	0.3	(0.5)	(0.9)	(0.9)	Other expense (income)
Total	$0.3	$(0.5)	$(0.9)	$(0.9)
We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The income recognized in earnings, pre-tax, for forward point components for the three months ended June 30, 2026 was $0.3 million. The expense recognized in earnings, pre-tax, for forward point components for the six months ended June 30, 2026 was $0.9 million. The expense recognized in earnings, pre-tax, for forward point components for the three and six months ended June 30, 2025 was $0.5 million and $0.9 million, respectively.

The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Foreign currency hedge contracts	$(0.1)	$0.4	$—	$—	Other expense (income)
Total	$(0.1)	$0.4	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.3)	$(1.9)	$0.1	$0.3	Net sales
Foreign currency hedge contracts	(1.3)	4.1	0.7	(0.4)	Cost of goods and services sold
Total	$(1.6)	$2.2	$0.8	$(0.1)
Net Investment Hedges:
Cross-currency swap	$1.4	$(3.5)	$—	$—	Other expense (income)
Total	$1.4	$(3.5)	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Foreign currency hedge contracts	$0.2	$0.8	$—	$—	Other expense (income)
Total	$0.2	$0.8	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$(0.1)	$(2.6)	$0.4	$0.1	Net sales
Foreign currency hedge contracts	(2.6)	6.5	1.1	0.2	Cost of goods and services sold
Forward treasury locks	—	—	—	—	Interest expense
Total	$(2.7)	$3.9	$1.5	$0.3
Net Investment Hedges:
Cross-currency swap	$1.8	$(6.3)	$—	$—	Other expense (income)
Total	$1.8	$(6.3)	$—	$—
Refer to the above tables which summarize the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and six months ended June 30, 2026 and June 30, 2025.

The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net sales	$0.1	$0.3	$0.4	$0.1
Cost of goods and services sold	$0.7	$(0.4)	$1.1	$0.2
Interest expense	$—	$—	$—	$—
The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Income
($ in millions)	2026	2025	2026	2025
Commodity call options	$(0.9)	$(0.2)	$1.0	$(0.4)	Other expense (income)
Currency Forwards	(0.3)	0.8	1.2	0.8	Other expense (income)
Total	$(1.2)	$0.6	$2.2	$0.4
For the three and six months ended June 30, 2026 and 2025, there was no material ineffectiveness related to these hedges.
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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	June 30, 2026	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.9	$9.9	$—	$—
Money market funds	100.7	100.7	—	—
Time deposits	47.0	—	47.0	—
Foreign currency contracts	3.9	—	3.9	—
Cross-currency swap	27.0	—	27.0	—
Commodity call options	1.5	—	1.5	—
	$190.0	$110.6	$79.4	$—
Liabilities:
Contingent consideration	$3.3	$—	$—	$3.3
Deferred compensation liabilities	10.0	10.0	—	—
Foreign currency contracts	5.3	—	5.3	—
	$18.6	$10.0	$5.3	$3.3

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.0	$10.0	$—	$—
Money market funds	443.9	443.9	—	—
Time deposits	41.6	—	41.6	—
Foreign currency contracts	0.2	—	0.2	—
Cross-currency swap	24.7	—	24.7	—
Commodity call options	0.3	—	0.3	—
	$520.7	$453.9	$66.8	$—
Liabilities:
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	7.6	—	7.6	—
	$19.9	$10.1	$7.6	$2.2

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
The estimated fair value of long-term debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At June 30, 2026, the estimated fair value of long-term debt was $202.2 million compared to a carrying amount of $202.9 million. At December 31, 2025, the estimated fair value of long-term debt was $202.4 million and the carrying amount was $202.8 million. As of June 30, 2026, and December 31, 2025, all debt is long-term.
Note 11: Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2026:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2025	$(1.5)	$3.2	$(8.1)	$(99.1)	$(105.5)
Other comprehensive income (loss) before reclassifications	(2.5)	(0.1)	—	(33.6)	(36.2)
Amounts reclassified out from accumulated other comprehensive income (loss)	1.5	—	(0.2)	—	1.3
Other comprehensive income (loss), net of tax	(1.0)	(0.1)	(0.2)	(33.6)	(34.9)
Balance, June 30, 2026	$(2.5)	$3.1	$(8.3)	$(132.7)	$(140.4)

The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the six months ended June 30, 2025:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)
Other comprehensive income (loss) before reclassifications	4.7	0.2	(0.9)	165.3	169.3
Amounts reclassified out from accumulated other comprehensive income (loss)	0.3	—	(0.2)	—	0.1
Other comprehensive income (loss), net of tax	5.0	0.2	(1.1)	165.3	169.4
Balance, June 30, 2025	$2.5	$2.7	$(10.9)	$(83.0)	$(88.7)
A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Detail of components	2026	2025	2026	2025	Location on Statement of Income
(Losses) gains on derivatives:
Foreign currency contracts	$(0.1)	$(0.3)	$(0.4)	$(0.1)	Net sales
Foreign currency contracts	(1.0)	0.5	(1.6)	(0.3)	Cost of goods and services sold
Forward treasury locks	—	(0.1)	—	(0.1)	Interest expense
Total before tax	(1.1)	0.1	(2.0)	(0.5)
Tax benefit	0.3	—	0.5	0.2
Net of tax	$(0.8)	$0.1	$(1.5)	$(0.3)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$—	$0.2	$0.1	$0.3	(a)
Other	—	—	0.1	—
Total before tax	—	0.2	0.2	0.3
Tax expense	—	(0.1)	—	(0.1)
Net of tax	$—	$0.1	$0.2	$0.2
Total reclassifications for the period, net of tax	$(0.8)	$0.2	$(1.3)	$(0.1)
(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2026:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2025	75.3	$18.8	$—	3.3	$(1,112.2)	$4,374.9	$(105.5)	$3,176.0
Net income	—	—	—	—	—	138.8	—	138.8
Activity related to stock-based compensation	—	—	—	(0.1)	30.7	(21.9)	—	8.8
Shares purchased under share repurchase program	—	—	—	1.2	(297.6)	—	—	(297.6)
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19.7)	(19.7)
Balance, March 31, 2026	75.3	$18.8	$—	4.4	$(1,379.1)	$4,475.9	$(125.2)	$2,990.4
Net income	—	—	—	—	—	154.0	—	154.0
Activity related to stock-based compensation	—	—	—	(0.1)	23.5	(5.8)	—	17.7
Shares purchased under share repurchase program	—	—	—	0.6	(156.7)	—	—	(156.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.2)	(15.2)
Balance, June 30, 2026	75.3	$18.8	$—	4.9	$(1,512.3)	$4,624.1	$(140.4)	$2,990.2

The following table presents the changes in shareholders’ equity for the six months ended June 30, 2025:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3
Net income	—	—	—	—	—	89.8	—	89.8
Activity related to stock-based compensation	—	—	(20.3)	(0.1)	27.4	—	—	7.1
Shares purchased under share repurchase program	—	—	—	0.6	(133.5)	—	—	(133.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	52.6	52.6
Balance, March 31, 2025	75.3	$18.8	$1.8	3.5	$(1,163.2)	$4,031.2	$(205.5)	$2,683.1
Net income	—	—	—	—	—	131.8	—	131.8
Activity related to stock-based compensation	—	—	(1.8)	(0.1)	23.5	(8.8)	—	12.9
Shares purchased under share repurchase program	—	—	—	—	(0.5)	—	—	(0.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.0)	—	(15.0)
Other comprehensive income, net of tax	—	—	—	—	—	—	116.8	116.8
Balance, June 30, 2025	75.3	$18.8	$—	3.4	$(1,140.2)	$4,139.2	$(88.7)	$2,929.1

Note 13:  Stock-Based Compensation
The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. In March 2025, the Board of Directors approved, and our stockholders subsequently approved in May 2025, an amendment to the 2016 Plan ("the Amended and Restated 2016 Plan"), which, among other things, added 2.0 million shares of common stock to the maximum number of shares of common stock as to which awards may be granted. Following the approval of the Amended and Restated 2016 Plan, all stock options or SARs that are not forfeited or cancelled will reduce the number of shares available for issuance under the Amended and Restated 2016 Plan by one share for each share subject to the award. Awards issued following the amendment that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Amended and Restated 2016 Plan by an amount equal to 2.0 times the number of shares subject to the award. The reduction was previously equal to 2.5 times the number of shares subject to the award under the 2016 Plan. At June 30, 2026, there were approximately 2.8 million shares remaining in the Amended and Restated 2016 Plan for future grants.
During the six months ended June 30, 2026, the Company granted 65,653 stock options at a weighted average exercise price of $254.78 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $107.29 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 3.7%; expected life of 6.8 years based on prior experience; stock volatility of 35.5% based on historical data; and a dividend yield of 0.4%. Stock option expense is recognized over the vesting period, net of forfeitures.
During the six months ended June 30, 2026, the Company granted 58,605 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $254.79 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.
During the six months ended June 30, 2026, the Company granted 38,299 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $255.47 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.
Stock-based compensation expense was $10.9 million and $17.5 million for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, stock-based compensation expense was $7.4 million and $8.7 million, respectively.
Note 14:  Other Expense (Income)
Other expense (income) consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Restructuring and related charges	$2.3	$0.2	$4.1	$16.6
Contingent consideration	3.2	2.2	6.2	4.6
Asset impairments	3.9	0.8	4.2	1.1
Foreign exchange transaction losses	1.9	1.7	3.0	2.9
(Gain) loss on oil hedges	1.0	0.2	(0.9)	0.4
Other items	0.5	0.1	0.2	0.2
Total other expense (income)	$12.8	$5.2	$16.8	$25.8

Restructuring and Related Charges
In January 2025, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes are expected to be implemented over a period of approximately twenty-four to thirty-six months from the date of approval. The plan is expected to require restructuring and related charges of approximately $28 million to $30 million, with annualized savings in the range of $35 million to $40 million. The following table presents activity related to our restructuring obligations related to our January 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2025	$6.9	$—	$6.9
Charges (Credits)	—	1.9	1.9
Cash payments	(0.2)	—	(0.2)
Non-cash asset write downs	—	(1.9)	(1.9)
Balance, June 30, 2026	$6.7	$—	$6.7
In December 2025, the Company approved a restructuring plan related to a definitive agreement to sell all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. These changes are expected to be implemented over a period of approximately twelve to fifteen months from the date of approval. The plan is expected to require restructuring and related charges of $12 million to $16 million, with annualized savings in the range of $15 million to $20 million. The following table presents activity related to our restructuring obligations related to our December 2025 restructuring plan:

($ in millions)	Severance and benefits	Total
Balance, December 31, 2025	$4.2	$4.2
Charges (Credits)	2.2	2.2
Balance, June 30, 2026	$6.4	$6.4
Contingent Consideration
Contingent consideration represents changes in the fair value of the SmartDose® contingent consideration. Please refer to Note 10, Fair Value Measurements, for additional details.
Asset Impairments
The Company's asset impairment expense includes impairment charges to its cost-method investments and expense related to fixed assets impaired or taken out of service. During the periods ended June 30, asset impairments consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cost-method investment impairment charges	$3.5	$—	$3.5	$—
Fixed asset impairment expense	0.4	0.8	0.7	1.1
Total asset impairments	$3.9	$0.8	$4.2	$1.1
Note 15:  Income Taxes
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.
The provision for income taxes was $32.2 million and $30.2 million for the three months ended June 30, 2026 and 2025, respectively, and the effective tax rate was 17.9% and 19.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026, as compared to the same period in 2025, primarily reflects the impact of favorable changes in our geographic mix of earnings.

The provision for income taxes was $76.9 million and $54.3 million for the six months ended June 30, 2026 and 2025, respectively, and the effective tax rate was 21.3% and 20.3%, respectively. The increase in the effective tax rate for the six months ended June 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
The liability for unrecognized tax benefits was $67.5 million and $56.1 million as of June 30, 2026 and December 31, 2025, respectively, and is included within other long-term liabilities.
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
The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net sales:
Proprietary Products	$722.6	$619.8	$1,416.9	$1,182.8
West Vantage	149.7	146.7	300.3	281.7
Consolidated net sales	$872.3	$766.5	$1,717.2	$1,464.5
The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)	June 30, 2026	December 31, 2025
Assets
Proprietary Products	$2,909.2	$2,987.0
West Vantage	717.7	718.1
Corporate and Unallocated (1)	449.5	564.9
Total consolidated	$4,076.4	$4,270.0
(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization	2026	2025	2026	2025
Proprietary Products	$36.3	$33.7	$72.7	$66.4
West Vantage	9.2	6.8	17.2	13.2
Corporate and Unallocated	0.7	0.9	1.5	1.8
Total consolidated	$46.2	$41.4	$91.4	$81.4

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures	2026	2025	2026	2025
Proprietary Products	$35.4	$48.5	$71.9	$100.4
West Vantage	5.1	25.5	10.7	43.6
Corporate and Unallocated	2.7	1.2	3.3	2.5
Total consolidated	$43.2	$75.2	$85.9	$146.5

The following table provides summarized financial information for our segments:

	Three months ended June 30, 2026			Three months ended June 30, 2025
($ in millions)	Proprietary Products	West Vantage	Total	Proprietary Products	West Vantage	Total
Net sales	$722.6	$149.7	$872.3	$619.8	$146.7	$766.5
Cost of goods and services sold	414.6	128.5		371.5	121.1
Research and development	19.7	—		19.1	—
Selling, general and administrative expenses	69.5	8.3		61.5	7.0
Other segment expense (income)(1)	6.9	—		6.0	0.8
Segment operating profit	$211.9	$12.9	$224.8	$161.7	$17.8	$179.5
Reconciliation of profit or loss:
Stock-based compensation			(10.9)			(7.4)
Corporate general costs(2)			(16.5)			(16.8)
Unallocated items:
Restructuring and other charges(3)			(1.5)			(1.6)
M&A activities, including SmartDose® 3.5mL sale(4)			(6.4)			—
Cost-method investment activity(5)			(3.5)			—
Other(7)			(6.9)			—
Total consolidated operating profit			179.1			153.7
Interest (income) expense and other nonoperating expense (income), net			(1.0)			(3.3)
Income before income taxes and equity in net income of affiliated companies			$180.1			$157.0

	Six Months June 30, 2026			Six months ended June 30, 2025
($ in millions)	Proprietary Products	West Vantage	Total	Proprietary Products	West Vantage	Total
Net sales	$1,416.9	$300.3	$1,717.2	$1,182.8	$281.7	$1,464.5
Cost of goods and services sold	835.8	255.8		724.3	234.4
Research and development	35.5	—		35.4	—
Selling, general and administrative expenses	134.5	16.1		121.8	14.6
Other segment expense (income)(1)	10.0	(0.1)		9.0	1.4
Segment operating profit	$401.1	$28.5	$429.6	$292.3	$31.3	$323.6
Reconciliation of profit or loss:
Stock-based compensation			(17.5)			(8.7)
Corporate general costs(2)			(33.7)			(34.6)
Unallocated items:
Restructuring and related charges(3)			(2.9)			(19.4)
M&A activities, including SmartDose® 3.5mL sale(4)			(8.3)			—
Cost-method investment activity(5)			(3.5)			—
Amortization of acquisition-related intangible assets(6)			—			(0.2)
Other(7)			(7.5)			—
Total consolidated operating profit			356.2			260.7
Interest (income) expense and other nonoperating expense (income), net			(4.0)			(6.8)
Income before income taxes and equity in net income of affiliated companies			$360.2			$267.5

(1) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and (gain) loss on oil hedges attributable to the segments during the three and six months ended June 30, 2026 and 2025.
(2) Corporate general costs include executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.
(3) During the three and six months ended June 30, 2026, the Company recorded pre-tax charges of $1.5 million and $2.9 million, respectively, related to our two existing restructuring programs: (i) $1.0 million and $1.9 million, respectively, within other expense (income), related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million and $1.0 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. During the three and six months ended June 30, 2025, the Company recorded pre-tax charges of $1.6 million and $19.4 million, respectively, related to our two existing restructuring programs: (i) $0.2 million and $16.6 million, respectively, within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.4 million and $2.8 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries.
(4) During the three and six months ended June 30, 2026, the Company recorded pre-tax charges of $6.4 million and $8.3 million, respectively, related to M&A activities, including the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $1.3 million and $2.2 million, respectively, of the charges within other expense (income), related to employee benefit costs in connection with the sale agreement. The Company recorded the remaining $5.1 million and $6.1 million, respectively, within selling, general and administrative expenses, relating to professional services in connection with the sale agreement and other M&A activities.
(5) During the three and six months ended June 30, 2026, the Company recorded cost-method investment impairment charges of $3.5 million within other expense (income).
(6) During the three and six months ended June 30, 2025, we recorded $0.0 million and $0.2 million, respectively, of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020.
(7) Other includes nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026. These charges are recorded within selling, general and administrative expenses.

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

Macroeconomic Factors
Beginning in 2025, the U.S. government imposed additional tariffs and trade restrictions on certain goods produced outside of the United States, and certain jurisdictions in which we operate have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs imposed under the International Emergency Economics Power Act (“IEEPA”) were unauthorized. During the second quarter of 2026, the Company began applying for and receiving certain refunds for tariffs previously collected under the IEEPA. We continue to monitor this dynamic trade-policy environment, including the potential impact of existing or future tariffs, trade restrictions, retaliatory measures, available refund processes and mitigation actions. Based on information currently available, we do not expect these matters to have a material impact on our 2026 results.
We continue to monitor the conflict in the Middle East and related macroeconomic developments, including potential impacts on our operations, supply chain, transportation costs, energy costs and petroleum-based raw material inputs. While escalation or prolongation of the conflict could contribute to volatility or inflationary pressure in certain of these costs, based on information currently available and our corresponding mitigation efforts, we do not expect these matters to have a material impact on our results of operations, financial condition or liquidity. During the first six months of 2026, our Israel-based facilities continued to operate without material disruption.
Financial Performance Summary
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2026:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2026 U.S. GAAP	$179.1	$32.2	$154.0	$2.15
Unallocated items:
Restructuring and other charges(1)	1.5	0.3	1.2	0.02
M&A activities, including SmartDose® 3.5mL sale(2)	6.4	1.5	4.9	0.07
Cost-method investment activity(3)	3.5	—	3.5	0.05
Amortization of acquisition-related intangible assets(4)	—	—	0.4	—
Other(5)	6.9	1.4	5.4	0.08
Three months ended June 30, 2026 adjusted amounts (non-U.S. GAAP)	$197.4	$35.4	$169.4	$2.37

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2026 U.S. GAAP	$356.2	$76.9	$292.8	$4.07
Unallocated items:
Restructuring and other charges(1)	2.9	(11.3)	14.2	0.20
M&A activities, including SmartDose® 3.5mL sale(2)	8.3	1.9	6.4	0.09
Cost-method investment activity(3)	3.5	—	3.5	0.05
Amortization of acquisition-related intangible assets(4)	—	—	0.9	0.01
Other(5)	7.5	1.6	5.9	0.08
Six months ended June 30, 2026 adjusted amounts (non-U.S. GAAP)	$378.4	$69.1	$323.7	$4.50

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and six months ended June 30, 2025:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended June 30, 2025 U.S. GAAP	$153.7	$30.2	$131.8	$1.82
Unallocated items:
Restructuring and other charges(1)	1.6	0.4	1.2	0.02
Amortization of acquisition-related intangible assets(4)	—	—	0.5	—
Three months ended June 30, 2025 adjusted amounts (non-U.S. GAAP)	$155.3	$30.6	$133.5	$1.84

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Six months ended June 30, 2025 U.S. GAAP	$260.7	$54.3	$221.6	$3.05
Unallocated items:
Restructuring and other charges(1)	19.4	2.4	17.0	0.23
Amortization of acquisition-related intangible assets(4)	0.2	—	1.1	0.01
Six months ended June 30, 2025 adjusted amounts (non-U.S. GAAP)	$280.3	$56.7	$239.7	$3.29
(1)During the three and six months ended June 30, 2026, the Company recorded pre-tax charges of $1.5 million and $2.9 million, respectively, related to our two existing restructuring programs: (i) $1.0 million and $1.9 million, respectively, within other expense (income), related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million and $1.0 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026. During the three and six months ended June 30, 2025, the Company recorded pre-tax charges of $1.6 million and $19.4 million, respectively, related to our two existing restructuring programs: (i) $0.2 million and $16.6 million, respectively, within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.4 million and $2.8 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded income tax charges of $2.0 million in the first quarter of 2025, related primarily to withholding tax and capital gains incurred in executing our plan to optimize our legal structure.
(2)During the three and six months ended June 30, 2026, the Company recorded pre-tax charges of $6.4 million and $8.3 million, respectively, related to M&A activities, including the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company recorded $1.3 million and $2.2 million, respectively, of the charges within other expense (income), related to employee benefit costs in connection with the sale agreement. The Company recorded the remaining $5.1 million and $6.1 million, respectively, within selling, general and administrative expenses, relating to professional services in connection with the sale agreement and other M&A activities.
(3)During the three and six months ended June 30, 2026, the Company recorded cost-method investment impairment charges of $3.5 million within other expense (income).

(4)During the three and six months ended June 30, 2026, the Company recorded $0.4 million and $0.9 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and six months ended June 30, 2025, the Company recorded $0.0 million and $0.2 million, respectively, of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020. During the three and six months ended June 30, 2025, the Company recorded $0.5 million and $0.9 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.
(5)Other includes nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026. These charges are recorded within selling, general and administrative expenses.
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
Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.
Net Sales
The following table presents net sales, consolidated and by reportable segment, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Percentage Change
($ in millions)	2026	2025	As-Reported	Organic
Proprietary Products	$722.6	$619.8	16.6%	15.5%
West Vantage	149.7	146.7	2.0%	0.8%
Consolidated net sales	$872.3	$766.5	13.8%	12.7%
Consolidated net sales increased by $105.8 million, or 13.8%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $8.5 million. Excluding foreign currency translation effects, consolidated net sales for the three months ended June 30, 2026 increased by $97.3 million, or 12.7%, as compared to the same period in 2025. Volume and mix and sales price increases contributed $67.0 million and $30.3 million, respectively, of growth in the three months ended June 30, 2026.
Proprietary Products – Proprietary Products net sales increased by $102.8 million, or 16.6%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $6.7 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2026 increased by $96.1 million, or 15.5%, as compared to the same period in 2025. Increased sales of HVP components and HVP delivery devices products contributed approximately 11 percentage points and 5 percentage points, respectively, of organic sales growth. Sales of HVP components increased $65.5 million, or 18.4%, excluding foreign currency translation effects. This increase in HVP components sales was driven by continued strong customer demand for both Biologics and GLP-1 products as well as sales price increases. Sales of HVP delivery devices increased $29.5 million, or 29.2%, excluding foreign currency translation effects. The increase in HVP delivery devices was driven primarily by customer demand for our self-injection devices, in particular SmartDose 3.5mL in advance of the July 2026 transaction closing, and sales price increases. Sales of Standard Products increased by $1.1 million, or 0.7%, excluding foreign currency translation adjustments.

West Vantage – West Vantage net sales increased by $3.0 million, or 2.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.8 million. Excluding foreign currency translation effects, net sales for the three months ended June 30, 2026 increased by $1.2 million, or 0.8%, as compared to the same period in 2025. The increase was driven by sales price increases and increased production volumes at certain West Vantage sites. These increases were partially offset by our revenue growth being negatively impacted by approximately $7 million from production downtime associated with the Company’s May 2026 cyber incident.
The following table presents net sales, consolidated and by reportable segment, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Percentage Change
($ in millions)	2026	2025	As-Reported	Organic
Proprietary Products	$1,416.9	$1,182.8	19.8%	16.5%
West Vantage	300.3	281.7	6.6%	3.4%
Consolidated net sales	$1,717.2	$1,464.5	17.3%	13.9%
Consolidated net sales increased by $252.7 million, or 17.3%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $48.5 million. Excluding foreign currency translation effects, consolidated net sales for the six months ended June 30, 2026 increased by $204.2 million, or 13.9%, as compared to the same period in 2025. Volume and mix and sales price increases contributed $149.7 million and $54.5 million, respectively, of growth in the six months ended June 30, 2026.
Proprietary Products – Proprietary Products net sales increased by $234.1 million, or 19.8%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $39.5 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2026 increased by $194.6 million, or 16.5%, as compared to the same period in 2025. Sales of HVP components increased $136.9 million, or 20.4%, excluding foreign currency translation effects. The increase in HVP components sales was driven by continued strong customer demand for Biologics products and GLP-1 products as well as sales price increases. Sales of HVP delivery devices increased $55.8 million, or 28.3%, excluding foreign currency translation effects. The increase in HVP delivery devices was driven by higher market demand for self-injection devices and sales price increases. Sales of Standard Products increased by $1.9 million, or 0.6%, excluding foreign currency translation adjustments.
West Vantage – West Vantage net sales increased by $18.6 million, or 6.6%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $9.0 million. Excluding foreign currency translation effects, net sales for the six months ended June 30, 2026 increased by $9.6 million, or 3.4%, as compared to the same period in 2025. The increase was driven by sales price increases, partially offset by our revenue growth being negatively impacted by approximately $7 million from production downtime associated with the Company’s May 2026 cyber incident.

Gross Profit
The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products:
Gross profit	$308.0	$248.3	$581.1	$458.5
Gross profit margin	42.6%	40.1%	41.0%	38.8%
West Vantage:
Gross profit	$21.2	$25.6	$44.5	$47.3
Gross profit margin	14.2%	17.5%	14.8%	16.8%
Consolidated gross profit	$329.2	$273.9	$625.6	$505.8
Consolidated gross profit margin	37.7%	35.7%	36.4%	34.5%
Consolidated - Consolidated gross profit increased by $55.3 million, or 20.2%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $2.9 million for the three months ended June 30, 2026, as compared to the same period in 2025. Consolidated gross profit margin increased by 2.0 percentage points for the three months ended June 30, 2026, as compared to the same period in 2025.
Consolidated gross profit increased by $119.8 million, or 23.7%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $19.1 million for the six months ended June 30, 2026, as compared to the same period in 2025. Consolidated gross profit margin increased by 1.9 percentage points for the six months ended June 30, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products gross profit increased by $59.7 million, or 24.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $2.8 million. Proprietary Products gross profit margin increased by 2.5 percentage points for the three months ended June 30, 2026, as compared to the same periods in 2025, due primarily to favorable sales mix of HVP components, including GLP-1 products, as well as sales price increases. These were partially offset by inflationary pressures and plant costs.
Proprietary Products gross profit increased by $122.6 million, or 26.7%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $17.7 million. Proprietary Products gross profit margin increased by 2.2 percentage points for the six months ended June 30, 2026, as compared to the same periods in 2025, due primarily to favorable sales mix of HVP, including GLP-1 products, and sales price increases.
West Vantage - West Vantage gross profit decreased by $4.4 million, or 17.2%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $0.1 million. West Vantage gross profit margin decreased by 3.3 percentage points for the three months ended June 30, 2026, as compared to the same period in 2025, due to inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend, partially offset by sales price increases.
West Vantage gross profit decreased by $2.8 million, or 5.9%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.4 million. West Vantage gross profit margin decreased by 2.0 percentage points for the six months ended June 30, 2026, as compared to the same period in 2025, due to inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend, partially offset by sales price increases.

Research and Development (“R&D”) Costs
The following table presents consolidated R&D costs:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Consolidated R&D costs	$19.7	$19.1	$35.5	$35.4
Consolidated R&D costs increased by $0.6 million, or 3.1%, and $0.1 million, or 0.3%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increase in R&D spend is associated with our investment in (1) primary injectables in elastomeric components, formulation development & packaging and (2) drug containment systems, self-injection systems, and drug administration consumables.
All of the R&D costs incurred in the three and six months ended June 30, 2026 and 2025 related to Proprietary Products.
Selling, General and Administrative (“SG&A”) Costs
The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$69.5	$61.5	$134.5	$121.8
West Vantage	8.3	7.0	16.1	14.6
Corporate and unallocated items	39.8	27.4	66.5	47.5
Consolidated SG&A costs	$117.6	$95.9	$217.1	$183.9
SG&A as a % of net sales	13.5%	12.5%	12.6%	12.6%
Consolidated - Consolidated SG&A costs increased by $21.7 million, or 22.6%, for the three months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.6 million.
Consolidated SG&A costs increased by $33.2 million, or 18.1%, for the six months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.8 million.
Proprietary Products - Proprietary Products SG&A costs increased by $8.0 million, or 13.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.6 million, due primarily to increased salary and wages due to headcount increases and annual inflationary increases, higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025 and increased software license and IT costs, which contributed approximately 7%, 4% and 2%, respectively, of the SG&A cost increases.
Proprietary Products SG&A costs increased by $12.7 million, or 10.4%, for the six months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.6 million. Proprietary Products SG&A costs increased due primarily to increased salary and wages due to headcount increases and annual inflationary increases and higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025, which contributed approximately 6% and 3%, respectively, of the SG&A cost increases.
West Vantage - West Vantage SG&A costs increased by $1.3 million, or 18.6%, for the three months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of less than $0.1 million, due primarily to higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025, increased charges related to computer hardware and increased salary and wages due to annual inflationary increases.

West Vantage SG&A costs increased by $1.5 million, or 10.3%, for the six months ended June 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.2 million, due primarily to higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025 and increased salary and wages due to annual inflationary increases.
Corporate and unallocated items - Corporate and unallocated SG&A costs increased by $12.4 million, or 45.3%, for the three months ended June 30, 2026, as compared to the same period in 2025. During the three months ended June 30, 2026, the Company recorded expense within SG&A on the following unallocated items: (i) expense of $6.9 million related to nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026 and (ii) expense of $5.1 million relating to professional services in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and other M&A activities, which were not recorded during the same period in 2025. Additionally, the Company recorded additional charges related to stock-based compensation in the three months ended June 30, 2026, as compared to the same period in 2025, of approximately $3.5 million related to improved financial performance metrics and increased mark to market charges. See the Financial Performance Summary section above for further details.
Corporate and unallocated SG&A costs increased by $19.0 million, or 40.0%, for the six months ended June 30, 2026, as compared to the same period in 2025. During the six months ended June 30, 2026, the Company recorded expense within SG&A on the following unallocated items: (i) expense of $7.5 million related to nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026 and (ii) expense of $6.1 million relating to professional services in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and other M&A activities, which were not recorded during the same period 2025. Additionally, the Company recorded additional charges related to stock-based compensation in the six months ended June 30, 2026, as compared to the same period in 2025, of approximately $9 million related to improved financial performance metrics and increased mark to market charges. See the Financial Performance Summary section above for further details.
Other Expense (Income)
The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$6.9	$6.0	$10.0	$9.0
West Vantage	—	0.8	(0.1)	1.4
Corporate and unallocated	5.9	(1.6)	6.9	15.4
Consolidated other expense (income)	$12.8	$5.2	$16.8	$25.8
Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, gains and losses on oil hedges, asset impairments and miscellaneous income and charges.
Consolidated - Consolidated other expense (income) changed by $7.6 million for the three months ended June 30, 2026, as compared to the same period in 2025, due to the factors described below.
Consolidated other expense (income) changed by $9.0 million for the six months ended June 30, 2026, as compared to the same period in 2025, due to the factors described below.
Proprietary Products - Proprietary Products other expense (income) changed by $0.9 million for the three months ended June 30, 2026, as compared to the same period in 2025, due primarily to increased contingent consideration expense and increased losses on oil hedges recorded in the three months ended June 30, 2026, as compared to the same period in 2025.

Proprietary Products other expense (income) changed by $1.0 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to increased contingent consideration expense in the six months ended June 30, 2026, as compared to the same period in 2025, partially offset by gains on oil hedges being recorded in the six months ended June 30, 2026, as compared losses on oil hedges being recorded in the same period in 2025.
West Vantage - West Vantage other expense (income) changed by $0.8 million for the three months ended June 30, 2026, as compared to the same period in 2025, due primarily to foreign exchange gains being recorded in the three months ended June 30, 2026, as compared to foreign exchange losses being recorded in the same period in 2025.
West Vantage other expense (income) changed by $1.5 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to foreign exchange gains being recorded in the six months ended June 30, 2026, as compared to foreign exchange losses being recorded in the same period in 2025.
Corporate and unallocated items - Corporate and unallocated items changed by $7.5 million for the three months ended June 30, 2026, as compared to the same period in 2025, due primarily to the Company recording restructuring and other charges of $2.3 million within the three months ended June 30, 2026, as compared to $0.2 million being recorded during the same period in 2025. The Company's 2026 restructuring and other charges within other expense (income) were (i) $1.0 million related to acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.3 million related to employee benefit costs in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company's 2025 restructuring and other charges within other expense (income) were $0.2 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan. Additionally, the Company recorded cost-method investment impairment charges of $3.5 million during the three months ended June 30, 2026 that did not occur in the same period in 2025.
Corporate and unallocated items changed by $8.5 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to the decrease of recorded restructuring and other charges within other expense. The Company's 2025 restructuring and other charges within other expense (income) were $16.6 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan. The Company's 2026 restructuring and other charges within other expense (income) were (i) $1.9 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $2.2 million related to employee benefit costs in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The decrease in restructuring and other charges was partially offset by the Company recording cost-method investment impairment charges of $3.5 million during the six months ended June 30, 2026 that did not occur in the same period in 2025.

Operating Profit
The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$211.9	$161.7	$401.1	$292.3
West Vantage	12.9	17.8	28.5	31.3
Corporate and unallocated items	(45.7)	(25.8)	(73.4)	(62.9)
Consolidated operating profit	$179.1	$153.7	$356.2	$260.7
Consolidated operating profit margin	20.5%	20.1%	20.7%	17.8%
Unallocated items	18.3	1.6	22.2	19.6
Adjusted consolidated operating profit	$197.4	$155.3	$378.4	$280.3
Adjusted consolidated operating profit margin	22.6%	20.3%	22.0%	19.1%
Consolidated - Consolidated operating profit increased by $25.4 million, or 16.5%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $2.1 million for the three months ended June 30, 2026, as compared to the same period in 2025.
Consolidated operating profit increased by $95.5 million, or 36.6%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $15.5 million for the six months ended June 30, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products operating profit increased by $50.2 million, or 31.0%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $2.0 million, due to the factors described above, most notably favorable sales mix of HVP components, including GLP-1 products.
Proprietary Products operating profit increased by $108.8 million, or 37.2%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $14.4 million, due to the factors described above, most notably favorable sales mix of HVP components, including GLP-1 products.
West Vantage - West Vantage operating profit decreased by $4.9 million, or 27.5%, for the three months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $0.1 million, due to the factors described above, most notably inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend.
West Vantage operating profit decreased by $2.8 million, or 8.9%, for the six months ended June 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.1 million, due to the factors described above, most notably inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend.
Corporate and unallocated - Excluding the unallocated items, Corporate costs increased by $3.2 million, or 13.2%, for the three months ended June 30, 2026, as compared to the same period in 2025, due to the factors described above, most notably the increase in expense related to stock-based compensation.
Excluding the unallocated items, Corporate costs increased by $7.9 million, or 18.2%, for the six months ended June 30, 2026, as compared to the same period in 2025, due to the factors described above, most notably the increase in expense related to stock-based compensation.
For unallocated items, please refer to the Financial Performance Summary section above for details.

Interest Expense, Net and Interest Income
The following table presents interest expense, net, by significant component:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest expense	$3.8	$4.1	$7.5	$8.3
Capitalized interest	(1.2)	(4.0)	(3.0)	(7.8)
Interest expense, net	$2.6	$0.1	$4.5	$0.5

Interest income	$(3.8)	$(3.6)	$(8.9)	$(7.7)
Interest expense, net, increased by $2.5 million and $4.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due primarily to a decrease in capitalized interest, partially offset by a decline in interest rates on the Company's Term Loan in the three and six months ended June 30, 2026, as compared to the same periods in 2025.
Interest income increased by $0.2 million and $1.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due primarily to the Company having a higher average cash balance in three and six months ended June 30, 2026, as compared to the same periods in 2025.
Other Nonoperating Expense (Income)
Other nonoperating expense (income) was $0.2 million and $0.4 million for the three and six months ended June 30, 2026 and 2025, respectively.
Income Tax Expense
The provision for income taxes was $32.2 million and $30.2 million for the three months ended June 30, 2026 and 2025, respectively, and the effective tax rate was 17.9% and 19.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026, as compared to the same period in 2025, primarily reflects the impact of favorable changes in our geographic mix of earnings.
The provision for income taxes was $76.9 million and $54.3 million for the six months ended June 30, 2026 and 2025, respectively, and the effective tax rate was 21.3% and 20.3%, respectively. The increase in the effective tax rate for the six months ended June 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies was $6.1 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. Equity in net income of affiliated companies increased by $1.1 million for the three months ended June 30, 2026, as compared to the same period in 2025, due primarily to favorable operating results at Daikyo, partially offset by unfavorable operating results at the Mexico affiliates.
Equity in net income of affiliated companies was $9.5 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively. Equity in net income of affiliated companies increased by $1.1 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to favorable operating results at Daikyo, partially offset by unfavorable operating results at the Mexico affiliates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents cash flow data for the six months ended June 30:

($ in millions)	2026	2025
Net cash provided by operating activities	$213.9	$306.5
Net cash used in investing activities	$(85.9)	$(146.5)
Net cash used in financing activities	$(473.5)	$(161.9)
Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $92.6 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to fluctuations in working capital and increased incentive payments, partially offset by improved operating results.
Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $60.6 million for the six months ended June 30, 2026, as compared to the same period in 2025, due to a decrease in capital expenditures.
Net Cash Used in Financing Activities – Net cash used in financing activities increased by $311.6 million for the six months ended June 30, 2026, as compared to the same period in 2025, due primarily to an increase in purchases under our share repurchase programs.
Liquidity and Capital Resources
The table below presents selected liquidity and capital measures:

($ in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$435.8	$791.3
Accounts receivable, net	$712.0	$574.4
Inventories	$447.4	$443.9
Accounts payable	$252.7	$253.7
Debt	$202.9	$202.8
Equity	$2,990.2	$3,176.0
Working capital	$1,167.0	$1,323.3
Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.
Cash and cash equivalents – Our cash and cash equivalents balance at June 30, 2026 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at June 30, 2026 included $73.9 million of cash held by subsidiaries within the U.S., and $361.9 million of cash held by subsidiaries outside of the U.S. During the six months ended June 30, 2026, we purchased 1,760,610 shares of our common stock under the share repurchase program at a cost of $454.3 million, or an average price of $258.03 per share.
Working capital – Working capital at June 30, 2026 decreased by $156.3 million, or 11.8%, as compared to December 31, 2025, which includes a decrease of $7.2 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $345.6 million, while accounts receivable increased by $144.5 million.
The decrease in cash and cash equivalents was due to share repurchases and capital expenditures during the six months ended June 30, 2026, partially offset by cash from operations. The increase in accounts receivable was due to increased net sales leading up to the June 30, 2026 balance sheet date as compared to the December 31, 2025 balance sheet date.
Debt and credit facilities – The total debt balance of $202.9 million at June 30, 2026 is consistent with the total debt balance of $202.8 million at December 31, 2025.

Our sources of liquidity include our multi-currency revolving credit facility. At June 30, 2026, we had no outstanding borrowings under the multi-currency revolving credit facility. At June 30, 2026, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At June 30, 2026, we were in compliance with all of our debt covenants.
We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.
Commitments and Contractual Obligations
A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2025 Annual Report. During the three months ended June 30, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2026, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2025 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures are effective.
Changes in Internal Controls
During the quarter ended June 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
Other than the risk factor listed below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report.
Unauthorized access to our or our customers’ information and systems could negatively impact our business.
Our systems and networks, as well as those of our customers, suppliers, service providers, and banks, have been, or may in the future become the target of cyberattacks or information security breaches which, in turn, could result in the unauthorized release and misuse of confidential or proprietary information about our company, our employees or our customers, as well as disrupt our operations or damage our facilities or those of third parties. Attacks on information systems and networks are increasing in their frequency, levels of persistence, sophistication, and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals, including state-sponsored organizations, with a wide range of motives and expertise.
For example, in May 2026, we experienced a material cybersecurity attack in which certain data was exfiltrated by an unauthorized party and certain systems were encrypted. Upon initial detection of an intrusion, we promptly activated our incident response protocols (including proactively taking systems offline globally for containment purposes), notified law enforcement, and engaged external cyber-forensic experts. The incident and our response temporarily disrupted our global operations. We have taken steps intended to mitigate the risk of dissemination of the exfiltrated data. This incident has been contained and our operations have fully recovered.
Techniques used to gain unauthorized access to or to acquire data and systems, disable or degrade service, or sabotage systems, are constantly evolving (including through the use of artificial intelligence), and we are unable to anticipate all techniques or comprehensively avoid unauthorized access, acquisition of, or other adverse impacts to our data or our systems or the networks and systems of third parties upon which we rely. We may not discover all such incidents or activities or be able to respond or otherwise address them promptly, in sufficient respects or at all.

Additionally, our systems are subject to regulations to preserve the privacy of certain data held on those systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems, in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in financial or information losses and/or reputational harm. If we cannot comply with regulations or prevent the unauthorized access, release and/or corruption of our or our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.
An adverse impact to the availability, integrity, or confidentiality of our information technology systems or data, or the information technology systems or data of third parties upon which we rely, could require us to incur additional costs to modify or enhance our systems, or to try to prevent or remediate any such attacks. Modifying or enhancing our systems may result in unanticipated or prolonged disruption events, which could have a material adverse effect on our business and/or results of operations.
The costs of mitigating data security risks could be significant and are likely to increase in the future. Although we carry cybersecurity insurance, there can be no assurance that our limits are sufficient to cover us against all potential losses for damages or fines in an amount exceeding our policy limits, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows information with respect to purchases of our common stock made during the three months ended June 30, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2026	273,854	$269.93	273,854	$630,070,000
May 1 - 31, 2026	134,771	$309.50	134,771	588,360,000
June 1 - 30, 2026	129,966	$328.13	129,966	545,720,000
Total	538,591	$290.82	538,591	545,720,000
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
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report, except as follows:
On June 2, 2026, Annette F. Favorite, our Senior Vice President & Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for the exercise of vested stock options and the sale of up to an aggregate of 15,659 shares of our common stock, subject to the terms and conditions specified in the arrangement. Transactions under the arrangement may occur beginning September 8, 2026 and the arrangement is scheduled to terminate on October 29, 2027, unless earlier terminated in accordance with its terms. Any transactions under the arrangement will be disclosed publicly in filings with the SEC to the extent required by applicable securities laws, rules and regulations.

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
10.1
Executive Employment Agreement between West Pharmaceutical Services, Inc. and Michel Lagarde, dated May 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2026).

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

July 23, 2026