Form 10-Q
period 2026-09-30
WEST PHARMACEUTICAL SERVICES INC
filed 2026-10-29
CIK 105770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☑
As of October 21, 2026, there were 69,661,036 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$874.5	$804.6	$2,591.7	$2,269.1
Cost of goods and services sold	527.1	510.3	1,618.7	1,469.0
Gross profit	347.4	294.3	973.0	800.1
Research and development	18.3	17.1	53.8	52.5
Selling, general and administrative expenses	112.9	102.7	330.0	286.6
Other expense (income) (Note 14)	(51.2)	6.9	(34.4)	32.7
Operating profit	267.4	167.6	623.6	428.3
Interest expense, net	3.8	0.2	8.3	0.7
Interest income	(4.3)	(4.7)	(13.2)	(12.4)
Other nonoperating expense (income)	0.2	0.2	0.6	0.6
Income before income taxes and equity in net income of affiliated companies	267.7	171.9	627.9	439.4
Income tax expense	58.0	34.0	134.9	88.3
Equity in net income of affiliated companies	(4.3)	(2.1)	(13.8)	(10.5)
Net income	$214.0	$140.0	$506.8	$361.6

Net income per share:
Basic	$3.04	$1.94	$7.13	$5.00
Diluted	$3.02	$1.92	$7.09	$4.97

Weighted average shares outstanding:
Basic	70.4	72.2	71.1	72.3
Diluted	70.8	72.6	71.5	72.7
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$214.0	$140.0	$506.8	$361.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(0.9) and $0.7, $(0.4) and $(1.4), respectively	1.5	(12.0)	(32.1)	153.3
Defined benefit pension and other postretirement plan adjustments, net of tax of $0.0 and $0.0, $0.0 and $(0.3), respectively	(0.1)	0.1	(0.3)	(1.0)
Net gain (loss) on equity affiliate accumulated other comprehensive income, net of tax of $0.0 and $0.0, $0.0 and $0.0, respectively	0.1	(0.1)	—	0.1
Net gain (loss) on derivatives, net of tax of $0.6 and $(0.5), $0.4 and $1.2, respectively	1.9	(1.6)	0.9	3.4
Other comprehensive income (loss), net of tax	3.4	(13.6)	(31.5)	155.8
Comprehensive income	$217.4	$126.4	$475.3	$517.4
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$464.1	$791.3
Accounts receivable, net	748.2	574.4
Inventories	464.7	443.9
Other current assets	139.5	168.6
Total current assets	1,816.5	1,978.2
Property, plant and equipment	3,266.1	3,223.4
Less: accumulated depreciation and amortization	1,594.1	1,497.0
Property, plant and equipment, net	1,672.0	1,726.4
Operating lease right-of-use assets	98.4	117.0
Investments in affiliated companies	215.8	212.3
Goodwill	108.7	109.9
Intangible assets, net	6.2	7.7
Deferred income taxes	60.2	38.4
Other noncurrent assets	82.9	80.1
Total Assets	$4,060.7	$4,270.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249.4	$253.7
Accrued salaries, wages and benefits	124.3	135.9
Income taxes payable	56.2	28.1
Operating lease liabilities	19.5	22.7
Accrued commissions, rebates and royalties	38.6	39.2
Other current liabilities	156.3	175.3
Total current liabilities	644.3	654.9
Long-term debt	202.9	202.8
Deferred income taxes	23.0	23.0
Pension and other postretirement benefits	28.6	29.0
Operating lease liabilities	82.6	95.6
Deferred compensation benefits	14.0	13.5
Other long-term liabilities	97.1	75.2
Total Liabilities	1,092.5	1,094.0

Commitments and contingencies (Note 16)

Equity:
Preferred stock, 3.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.25 per share; 200.0 million shares authorized; shares issued: September 30, 2026 - 75.3 million, December 31, 2025 - 75.3 million; shares outstanding: September 30, 2026 - 69.8 million, December 31, 2025 - 72.0 million	18.8	18.8
Capital in excess of par value	—	—
Retained earnings	4,816.8	4,374.9
Accumulated other comprehensive loss	(137.0)	(105.5)
Treasury stock, at cost (September 30, 2026 - 5.5 million shares, December 31, 2025 - 3.3 million shares)	(1,730.4)	(1,112.2)
Total Equity	2,968.2	3,176.0
Total Liabilities and Equity	$4,060.7	$4,270.0
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
West Pharmaceutical Services, Inc. and Subsidiaries
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$506.8	$361.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136.0	122.2
Amortization	1.3	2.2
Stock-based compensation	21.8	17.1
Gain on sale of SmartDose® 3.5mL On-Body Delivery System	(55.7)	—
Non-cash restructuring charges	3.8	2.5
Asset impairments	4.6	4.4
Other non-cash items, net	(7.0)	(4.4)
Changes in assets and liabilities	(208.2)	(1.9)
Net cash provided by operating activities	403.4	503.7

Cash flows from investing activities:
Capital expenditures	(125.0)	(209.8)
Proceeds from sale of assets	126.9	—
Disbursement associated with the sale of assets	(8.9)	—
Net cash used in investing activities	(7.0)	(209.8)

Cash flows from financing activities:
Borrowings under revolving credit agreements	50.0	—
Repayments under revolving credit agreements	(50.0)	—
Principal repayments on finance leases	(1.2)	(0.8)
Excise tax payments	(0.8)	(4.2)
Dividend payments	(47.0)	(45.4)
Proceeds from stock-based compensation awards	17.0	8.2
Employee stock purchase plan contributions	5.8	5.4
Shares purchased under share repurchase programs	(685.3)	(134.0)
Shares repurchased for employee tax withholdings	(3.8)	(2.6)
Net cash used in financing activities	(715.3)	(173.4)
Effect of exchange rates on cash	(8.3)	23.4
Net (decrease) increase in cash and cash equivalents	(327.2)	143.9

Cash, including cash equivalents at beginning of period	791.3	484.6
Cash, including cash equivalents at end of period	$464.1	$628.5

Supplemental cash flow information:
Accrued capital expenditures	$28.3	$38.1
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1:  Basis of Presentation
Basis of Presentation: The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and U.S. Securities and Exchange Commission (“SEC”) regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented. The condensed consolidated financial statements for the three and nine months ended September 30, 2026, should be read in conjunction with the consolidated financial statements and notes thereto of West Pharmaceutical Services, Inc. and its majority-owned subsidiaries (which may be referred to as “West”, the “Company”, “we”, “us” or “our”) appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The results of operations for any interim period are not necessarily indicative of the results for the full year.
West Vantage: Effective in the first quarter of 2026, the Company renamed its "Contract-Manufactured Products" reportable segment to "West Vantage™" to better align with its current strategic focus and offerings. This change in name does not affect the composition of the reportable segment, nor does it impact previously reported segment financial information.
Sale of SmartDose® 3.5mL On-Body Delivery System: On July 1, 2026, the Company completed the sale of all manufacturing and supply rights for the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie for $126.9 million cash, inclusive of working capital adjustments. We recognized a $55.7 million pre-tax gain on this transaction within other expense (income) in our Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2026.
In relation to this agreement, the carrying values of certain assets (Inventories - $20.5 million, Property, plant and equipment, net - $39.1 million, Operating lease right-of-use assets - $1.2 million, and Goodwill - $0.6 million) were classified as held for sale in our consolidated balance sheets as of December 31, 2025 and recorded in other current assets within our Proprietary Products segment.
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
The following table presents the approximate percentage of our net sales by market group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Biologics	43%	41%	43%	39%
Generics	15%	17%	15%	17%
Pharma	25%	22%	25%	25%
West Vantage	17%	20%	17%	19%
	100%	100%	100%	100%
The following table presents the approximate percentage of our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
High-Value Product ("HVP") Components	53%	48%	50%	47%
High-Value Product ("HVP") Delivery Devices	11%	12%	14%	13%
Standard Packaging	19%	20%	19%	21%
West Vantage	17%	20%	17%	19%
	100%	100%	100%	100%

The following table presents the approximate percentage of our net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	46%	47%	45%	47%
Europe, Middle East, Africa	43%	45%	45%	45%
Asia Pacific	11%	8%	10%	8%
	100%	100%	100%	100%
Contract Assets and Liabilities
The following table summarizes our contract assets and liabilities:

($ in millions)
Contract assets, December 31, 2025	$11.9
Contract assets, September 30, 2026	15.1
Change in contract assets - increase (decrease)	$3.2

Deferred income, December 31, 2025	$(53.7)
Deferred income, September 30, 2026	(43.7)
Change in deferred income - decrease (increase)	$10.0
Contract assets are included within other current assets and deferred income is included within other current liabilities and other long-term liabilities. During the nine months ended September 30, 2026, $37.4 million of revenue was recognized that was included in deferred income at the beginning of the year.
As of September 30, 2026, performance obligations expected to be satisfied beyond one year were $3.6 million. The remaining $40.1 million of performance obligations are expected to be satisfied within one year or less.
Note 4:  Net Income Per Share
The following table reconciles the shares used in the calculation of basic net income per share to those used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net income	$214.0	$140.0	$506.8	$361.6
Weighted average common shares outstanding	70.4	72.2	71.1	72.3
Dilutive effect of equity awards, based on the treasury stock method	0.4	0.4	0.4	0.4
Weighted average shares assuming dilution	70.8	72.6	71.5	72.7
During the three months ended September 30, 2026 and 2025, there were 0.1 million and 0.4 million shares, respectively, from stock-based compensation plans not included in the computation of diluted net income per share because their impact was antidilutive. There were 0.3 million and 0.4 million antidilutive shares outstanding during the nine months ended September 30, 2026 and 2025, respectively.
In February 2023, the Board of Directors approved a share repurchase program under which the Company was able to repurchase up to $1.0 billion in shares of common stock. This program was completed during January 2025.
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
The following table summarizes the details of the Company's repurchases of common stock under these programs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025
Shares repurchased	663,511	2,424,121	552,593
Total cost of repurchases ($ in millions)	$231.0	$685.3	$134.0
Average price per repurchased share	$348.11	$282.68	$242.55
Note 5:  Inventories
Inventories are valued at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory balances were as follows:

($ in millions)	September 30, 2026	December 31, 2025
Raw materials	$170.1	$163.2
Work in process	95.4	103.2
Finished goods	199.2	177.5
	$464.7	$443.9
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Operating lease cost	$8.0	$6.9	$22.5	$20.3
Finance lease - amortization of right-of-use (ROU) assets	0.4	0.5	1.4	1.2
Finance lease - interest on lease liabilities	0.1	—	0.2	0.1
Short-term lease cost	1.2	1.0	3.2	2.5
Variable lease cost	2.3	2.9	7.8	8.3
Total lease cost	$12.0	$11.3	$35.1	$32.4

The following table summarizes the finance lease amounts in the condensed consolidated balance sheets:

		September 30,	December 31,
($ in millions)	Balance Sheet Classification	2026	2025
ROU assets, net	Other noncurrent assets	$37.5	$34.7
Lease liabilities (current)	Other current liabilities	$1.4	$1.5
Lease liabilities (noncurrent)	Other long-term liabilities	$7.5	$3.6
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.3	$19.6
Operating cash flows from finance leases	$0.2	$0.1
Financing cash flows from finance leases	$1.2	$0.8
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4.3	$9.9
Finance leases	$5.2	$2.9
The following table shows the weighted average remaining lease terms and discount rates for our operating and finance leases as of the periods ended:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	8.2	8.3
Finance leases	3.9	4.4
Weighted average discount rate:
Operating leases	4.82%	4.67%
Finance leases	4.76%	4.15%
Maturities of the Company's lease liabilities as of September 30, 2026 were as follows:

($ in millions)
Year	Operating Leases	Finance Leases
2026 (remaining period as of September 30, 2026)	$6.9	$0.4
2027	23.1	1.5
2028	21.0	1.3
2029	15.5	0.8
2030	8.3	5.7
Thereafter	51.6	0.5
	126.4	10.2
Less: imputed lease interest	(24.3)	(1.3)
Total lease liabilities	$102.1	$8.9

Note 7:  Affiliated Companies
The following table summarizes the aggregate carrying amounts of our investments in affiliated companies that are accounted for under the equity method and our investments in affiliated companies that are not accounted for under the equity method:

	September 30,	December 31,
($ in millions)	2026	2025
Aggregate carrying value of investments in affiliated companies:
Equity method affiliates	$215.2	$208.3
Non-equity method affiliates	0.6	4.0
Total investments in affiliated companies	$215.8	$212.3
We have elected to record non-equity method investments, for which fair value was not readily determinable, at cost, less impairment, adjusted for subsequent observable price changes. We test these investments for impairment whenever circumstances indicate that the carrying value of the investments may not be recoverable. During the nine months ended September 30, 2026, we recorded impairment charges of $3.5 million within other expense (income) to one of our cost-method investments, recorded above under non-equity method affiliates.
The following table summarizes the amounts due to and from affiliates in the condensed consolidated balance sheets:

	September 30,	December 31,
($ in millions)	2026	2025
Payables due to affiliates	$34.2	$26.2
Receivables due from affiliates	$3.6	$2.0
The following table summarizes the Company's affiliate transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Purchases from (and payments to) affiliates	$38.0	$25.2	$106.3	$83.1
Sales to affiliates	$5.9	$3.4	$13.6	$9.4
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

Note 8:  Debt
The following table summarizes our long-term debt obligations, net of unamortized debt issuance costs and current maturities. The interest rates shown in parentheses are as of September 30, 2026.

($ in millions)	September 30, 2026	December 31, 2025
Term Loan, due July 2, 2027 (5.25%)	$130.0	$130.0
Series C notes, due July 5, 2027 (4.02%)	73.0	73.0
	203.0	203.0
Less: unamortized debt issuance costs for Term Loan and Series Notes	0.1	0.2
Total debt	202.9	202.8
Less: current portion of long-term debt	—	—
Long-term debt, net	$202.9	$202.8
Term Loan
At September 30, 2026, the Company had $130.0 million in borrowings under the Term Loan which were classified as long-term. Please refer to Note 9, Derivative Financial Instruments, for a discussion of the foreign currency hedge associated with the Term Loan.
Multi-Currency Revolving Credit Facility
At September 30, 2026, the borrowing capacity available under our $500.0 million multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and to not exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2026, we were in compliance with all of our debt covenants.
In accordance with ASC 470-10-45-14 and ASC 855, the Term Loan (due July 2, 2027) and the Series C Notes (due July 5, 2027) are classified as long-term debt in the accompanying balance sheet as of September 30, 2026, as the refinancing was completed prior to the issuance of these financial statements as described below.
Subsequent Event — Debt Refinancing
Entry into New Credit Agreement
On October 26, 2026, the Company completed a refinancing of its senior unsecured credit facilities by entering into a new senior unsecured credit agreement with Bank of America, N.A., as administrative agent, swing line lender and an issuing lender, and the other lenders from time to time party thereto (as amended, restated, extended, supplemented or otherwise modified from time to time, the "New Credit Agreement").
The New Credit Agreement (i) has a maturity date of October 26, 2031 (subject to certain extension mechanics therein by which the Company may request maturity date extensions of the revolving credit facility), (ii) provides for revolving advances up to an aggregate principal amount of $750 million at any one time outstanding (subject to satisfaction of certain conditions at the time advances are made) and (iii) provides for a term loan advance on the closing date in an aggregate principal amount of $200 million (which shall have quarterly amortization payments starting in March 31, 2028 ranging from $1.25 million to $2.5 million per quarter as set forth in the New Credit Agreement with the balance due at maturity) (such term loan, the "New Term Loan A").

Revolving advances are available under the New Credit Agreement in U.S. dollars and certain optional currencies. The applicable margin used in connection with interest rates and the commitment fee is based on the Company’s net leverage ratio. The applicable margin for revolving advances that are term Secured Overnight Financing Rate loans and optional currency loans and for letter of credit fees ranges from 1.000% to 1.500%, and the applicable margin for revolving advances that are base rate loans ranges from 0.000% to 0.500%. The applicable margin for term loans that are term Secured Overnight Financing Rate loans ranges from 1.125% to 1.750%, and the applicable margin for term loans that are base rate loans ranges from 0.125% to 0.750%. The Company will also pay a commitment fee based on its net leverage ratio on the actual daily unused amount of the aggregate revolving commitments ranging from 0.125% to 0.225%.
The New Credit Agreement contains a financial covenant limiting, as of the last day of each fiscal quarter, the Company's net leverage ratio, measured for the preceding four fiscal quarters, to not more than 3.50 to 1.0 (or 4.00 to 1.0 during material acquisition periods, subject to certain limitations), all as calculated in accordance with the terms of the New Credit Agreement.
The New Term Loan A advance of $200 million refinanced and replaced the Company's existing $130.0 million Term Loan A, which was due July 2, 2027.
Unamortized debt issuance costs associated with the prior term loan were written off in connection with the extinguishment and new debt issuance costs will be capitalized and amortized over the life of the New Term Loan A.
Extinguishment of Series C Senior Notes: The Company has delivered a notice to noteholders to repay and extinguish its outstanding Series C senior notes in an outstanding principal amount of $73.0 million, with an expected repayment date to occur on or about November 2, 2026, using, among other available cash, proceeds from the New Term Loan A. The Series C senior notes bore interest at 4.02% and were originally due July 5, 2027. No prepayment make-whole premium is incurred in connection with the extinguishment.
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

(in millions)		September 30,		December 31,
Forward Exchange Contracts	Currency	2026		2025
Cross-Currency Intercompany Loans	SGD	SGD	209.1	SGD	421.9
Cross-Currency Intercompany Demand Notes	EUR		€23.5		€23.5

In addition, we have entered into several foreign currency contracts, designated as cash flow hedges, for periods of up to eighteen months, intended to hedge the currency risk associated with a portion of our forecasted transactions denominated in foreign currencies. As of September 30, 2026, we had outstanding foreign currency contracts to purchase and sell certain pairs of currencies, as follows:

(in millions)		Sell
Currency	Purchase	USD	EUR
EUR	30.3	35.8	—
JPY	4,943.4	19.1	11.2
SGD	66.2	46.1	5.9
In July 2024, we entered into a cross-currency swap for $130 million, which we designated as a hedge of our net investment in Daikyo. As of September 30, 2026, the notional amount of the cross-currency swap is ¥17.0 billion ($130.0 million), and the swap termination date is July 2, 2027. Under the cross-currency swap, we receive fixed USD interest rate payments in return for paying fixed JPY interest rate payments.
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
We regularly purchase call options on crude oil to mitigate our exposure to such oil-based surcharges and protect operating cash flows with regard to a portion of our forecasted elastomer purchases. As of September 30, 2026, we had outstanding contracts to purchase 227,960 barrels of crude oil from September 2026 to March 2028, at a weighted-average strike price of $83.16 per barrel.
Effects of Derivative Instruments on Financial Position and Results of Operations
Please refer to Note 10, Fair Value Measurements, for the balance sheet location and fair values of our derivative instruments as of September 30, 2026 and December 31, 2025.
The following table summarizes the effects of derivative instruments designated as fair value hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Hedged item (intercompany loan)	$(3.3)	$3.9	$(8.2)	$7.3	Other expense (income)
Derivative designated as hedging instrument	3.3	(3.9)	8.2	(7.3)	Other expense (income)
Amount excluded from effectiveness testing	0.4	(0.4)	(0.5)	(1.3)	Other expense (income)
Total	$0.4	$(0.4)	$(0.5)	$(1.3)

We recognize in earnings the initial value of forward point components for hedges of intercompany loans on a straight-line basis over the life of the fair value hedge. The value of forward point components for hedges of intercompany demand notes is recognized currently in earnings using a market approach. The income recognized in earnings, pre-tax, for forward point components for the three months ended September 30, 2026 was $0.4 million. The expense recognized in earnings, pre-tax, for forward point components for the nine months ended September 30, 2026 was $0.5 million. The expense recognized in earnings, pre-tax, for forward point components for the three and nine months ended September 30, 2025 was $0.4 million and $1.3 million, respectively.
The following tables summarize the effects of derivative instruments designated as fair value, cash flow, and net investment hedges on other comprehensive income (“OCI”) and earnings, net of tax:

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Foreign currency hedge contracts	$(0.2)	$0.2	$—	$—	Other expense (income)
Total	$(0.2)	$0.2	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.8	$0.8	$(0.1)	$0.3	Net sales
Foreign currency hedge contracts	0.2	(2.5)	1.1	(0.5)	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$1.0	$(1.7)	$1.1	$(0.1)
Net Investment Hedges:
Cross-currency swap	$(3.0)	$2.4	$—	$—	Other expense (income)
Total	$(3.0)	$2.4	$—	$—

	Amount of Gain (Loss) Recognized in OCI for the		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income for the		Location of (Gain) Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Fair Value Hedges:
Foreign currency hedge contracts	$—	$1.0	$—	$—	Other expense (income)
Total	$—	$1.0	$—	$—
Cash Flow Hedges:
Foreign currency hedge contracts	$0.7	$(1.8)	$0.3	$0.4	Net sales
Foreign currency hedge contracts	(2.4)	4.0	2.2	(0.3)	Cost of goods and services sold
Forward treasury locks	—	—	0.1	0.1	Interest expense
Total	$(1.7)	$2.2	$2.6	$0.2
Net Investment Hedges:
Cross-currency swap	$(1.2)	$(3.8)	$—	$—	Other expense (income)
Total	$(1.2)	$(3.8)	$—	$—
Refer to the above tables which summarize the effects of derivative instruments designated as fair value hedges within the other expense (income) line in our condensed consolidated statements of income for the three and nine months ended September 30, 2026 and September 30, 2025.
The following table summarizes the effects of derivative instruments designated as cash flow and net investment hedges by line item in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net sales	$(0.1)	$0.3	$0.3	$0.4
Cost of goods and services sold	$1.1	$(0.5)	$2.2	$(0.3)
Interest expense	$0.1	$0.1	$0.1	$0.1
The following table summarizes the effects of derivative instruments not designated as hedges on the condensed consolidated statements of income:

	Amount of Gain (Loss) Recognized in Income for the		Amount of Gain (Loss) Recognized in Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Income
($ in millions)	2026	2025	2026	2025
Commodity call options	$1.9	$(0.1)	$2.9	$(0.5)	Other expense (income)
Currency Forwards	0.1	0.3	1.3	1.2	Other expense (income)
Total	$2.0	$0.2	$4.2	$0.7
For the three and nine months ended September 30, 2026 and 2025, there was no material ineffectiveness related to these hedges.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Basis of Fair Value Measurements
($ in millions)	September 30, 2026	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$9.9	$9.9	$—	$—
Money market funds	144.2	144.2	—	—
Time deposits	53.7	—	53.7	—
Foreign currency contracts	7.3	—	7.3	—
Cross-currency swap	23.2	—	23.2	—
Commodity call options	3.1	—	3.1	—
	$241.4	$154.1	$87.3	$—
Liabilities:
Contingent consideration	$0.9	$—	$—	$0.9
Deferred compensation liabilities	10.0	10.0	—	—
Foreign currency contracts	3.1	—	3.1	—
	$14.0	$10.0	$3.1	$0.9

	Balance at	Basis of Fair Value Measurements
($ in millions)	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets	$10.0	$10.0	$—	$—
Money market funds	443.9	443.9	—	—
Time deposits	41.6	—	41.6	—
Foreign currency contracts	0.2	—	0.2	—
Cross-currency swap	24.7	—	24.7	—
Commodity call options	0.3	—	0.3	—
	$520.7	$453.9	$66.8	$—
Liabilities:
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation liabilities	10.1	10.1	—	—
Foreign currency contracts	7.6	—	7.6	—
	$19.9	$10.1	$7.6	$2.2

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
The estimated fair value of debt is based on quoted market prices for debt issuances with similar terms and maturities and is classified as Level 2 within the fair value hierarchy. At September 30, 2026, the estimated fair value of long-term debt was $202.1 million compared to a carrying amount of $202.9 million. At December 31, 2025, the estimated fair value of the Company's debt was $202.4 million and the carrying amount was $202.8 million. As of September 30, 2026 and December 31, 2025 all debt is classified as long-term.
Note 11: Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2026:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2025	$(1.5)	$3.2	$(8.1)	$(99.1)	$(105.5)
Other comprehensive income (loss) before reclassifications	(1.7)	—	—	(32.1)	(33.8)
Amounts reclassified out from accumulated other comprehensive income (loss)	2.6	—	(0.3)	—	2.3
Other comprehensive income (loss), net of tax	0.9	—	(0.3)	(32.1)	(31.5)
Balance, September 30, 2026	$(0.6)	$3.2	$(8.4)	$(131.2)	$(137.0)
The following table presents the changes in the components of accumulated other comprehensive income ("AOCI") (loss), net of tax, for the nine months ended September 30, 2025:

($ in millions)	Derivatives	Change in equity affiliate investment AOCI	Defined benefit pension and other postretirement plans	Foreign currency translation	Total
Balance, December 31, 2024	$(2.5)	$2.5	$(9.8)	$(248.3)	$(258.1)
Other comprehensive income (loss) before reclassifications	3.2	0.1	(0.6)	153.3	156.0
Amounts reclassified out from accumulated other comprehensive income (loss)	0.2	—	(0.4)	—	(0.2)
Other comprehensive income (loss), net of tax	3.4	0.1	(1.0)	153.3	155.8
Balance, September 30, 2025	$0.9	$2.6	$(10.8)	$(95.0)	$(102.3)

A summary of the reclassifications out from accumulated other comprehensive loss is presented in the following table:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Detail of components	2026	2025	2026	2025	Location on Statement of Income
(Losses) gains on derivatives:
Foreign currency contracts	$—	$(0.4)	$(0.4)	$(0.5)	Net sales
Foreign currency contracts	(1.3)	0.5	(2.9)	0.2	Cost of goods and services sold
Forward treasury locks	(0.1)	—	(0.1)	(0.1)	Interest expense
Total before tax	(1.4)	0.1	(3.4)	(0.4)
Tax benefit	0.3	—	0.8	0.2
Net of tax	$(1.1)	$0.1	$(2.6)	$(0.2)
Amortization of defined benefit pension and other postretirement plans:
Actuarial gains	$0.1	$0.2	$0.2	$0.5	(a)
Other	0.1	—	0.2	—
Total before tax	0.2	0.2	0.4	0.5
Tax expense	(0.1)	—	(0.1)	(0.1)
Net of tax	$0.1	$0.2	$0.3	$0.4
Total reclassifications for the period, net of tax	$(1.0)	$0.3	$(2.3)	$0.2
(a) This component is included in the computation of net periodic benefit cost.

Note 12: Shareholders’ Equity

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2026:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2025	75.3	$18.8	$—	3.3	$(1,112.2)	$4,374.9	$(105.5)	$3,176.0
Net income	—	—	—	—	—	138.8	—	138.8
Activity related to stock-based compensation	—	—	—	(0.1)	30.7	(21.9)	—	8.8
Shares purchased under share repurchase program	—	—	—	1.2	(297.6)	—	—	(297.6)
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.9)	—	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19.7)	(19.7)
Balance, March 31, 2026	75.3	$18.8	$—	4.4	$(1,379.1)	$4,475.9	$(125.2)	$2,990.4
Net income	—	—	—	—	—	154.0	—	154.0
Activity related to stock-based compensation	—	—	—	(0.1)	23.5	(5.8)	—	17.7
Shares purchased under share repurchase program	—	—	—	0.6	(156.7)	—	—	(156.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15.2)	(15.2)
Balance, June 30, 2026	75.3	$18.8	$—	4.9	$(1,512.3)	$4,624.1	$(140.4)	$2,990.2
Net income	—	—	—	—	—	214.0	—	214.0
Activity related to stock-based compensation	—	—	—	—	12.9	(6.1)	—	6.8
Shares purchased under share repurchase program	—	—	—	0.6	(231.0)	—	—	(231.0)
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	3.4	3.4
Balance, September 30, 2026	75.3	$18.8	$—	5.5	$(1,730.4)	$4,816.8	$(137.0)	$2,968.2

The following table presents the changes in shareholders’ equity for the nine months ended September 30, 2025:

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Number of Treasury Shares	Treasury Stock	Retained earnings	Accumulated other comprehensive loss	Total
(in millions)
Balance, December 31, 2024	75.3	$18.8	$22.1	3.0	$(1,057.1)	$3,956.6	$(258.1)	$2,682.3
Net income	—	—	—	—	—	89.8	—	89.8
Activity related to stock-based compensation	—	—	(20.3)	(0.1)	27.4	—	—	7.1
Shares purchased under share repurchase program	—	—	—	0.6	(133.5)	—	—	(133.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.2)	—	(15.2)
Other comprehensive income, net of tax	—	—	—	—	—	—	52.6	52.6
Balance, March 31, 2025	75.3	$18.8	$1.8	3.5	$(1,163.2)	$4,031.2	$(205.5)	$2,683.1
Net income	—	—	—	—	—	131.8	—	131.8
Activity related to stock-based compensation	—	—	(1.8)	(0.1)	23.5	(8.8)	—	12.9
Shares purchased under share repurchase program	—	—	—	—	(0.5)	—	—	(0.5)
Dividends declared ($0.21 per share)	—	—	—	—	—	(15.0)	—	(15.0)
Other comprehensive income, net of tax	—	—	—	—	—	—	116.8	116.8
Balance, June 30, 2025	75.3	$18.8	$—	3.4	$(1,140.2)	$4,139.2	$(88.7)	$2,929.1
Net income	—	—	—	—	—	140.0	—	140.0
Activity related to stock-based compensation	—	—	—	—	12.8	(1.0)	—	11.8
Dividends declared ($0.22 per share)	—	—	—	—	—	(15.8)	—	(15.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13.6)	(13.6)
Balance, September 30, 2025	75.3	$18.8	$—	3.4	$(1,127.4)	$4,262.4	$(102.3)	$3,051.5

Note 13:  Stock-Based Compensation
The West Pharmaceutical Services, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock awards and performance awards to employees and non-employee directors. A committee of the Board of Directors determines the terms and conditions of awards to be granted. Vesting requirements vary by award. In March 2025, the Board of Directors approved, and our stockholders subsequently approved in May 2025, an amendment to the 2016 Plan ("the Amended and Restated 2016 Plan"), which, among other things, added 2.0 million shares of common stock to the maximum number of shares of common stock as to which awards may be granted. Following the approval of the Amended and Restated 2016 Plan, all stock options or SARs that are not forfeited or cancelled will reduce the number of shares available for issuance under the Amended and Restated 2016 Plan by one share for each share subject to the award. Awards issued following the amendment that are payable in common stock (other than stock options or SARs) will reduce the total number of shares available for grant under the Amended and Restated 2016 Plan by an amount equal to 2.0 times the number of shares subject to the award. The reduction was previously equal to 2.5 times the number of shares subject to the award under the 2016 Plan. At September 30, 2026, there were approximately 2.7 million shares remaining in the Amended and Restated 2016 Plan for future grants.
During the nine months ended September 30, 2026, the Company granted 104,187 stock options at a weighted average exercise price of $285.51 per share based on the grant-date fair value of our stock to employees under the 2016 Plan. The weighted average grant date fair value of options granted was $123.37 per share as determined by the Black-Scholes option valuation model using the following weighted average assumptions: a risk-free interest rate of 4.1%; expected life of 6.9 years based on prior experience; stock volatility of 35.1% based on historical data; and a dividend yield of 0.3%. Stock option expense is recognized over the vesting period, net of forfeitures.
During the nine months ended September 30, 2026, the Company granted 81,450 stock-settled performance share unit (“PSU”) awards at a weighted average grant-date fair value of $278.08 per share to eligible employees. These awards are earned based on the Company’s performance against pre-established targets, including annual growth rate of revenue and return on invested capital, over a specified performance period. Depending on the achievement of the targets, recipients of stock-settled PSU awards are entitled to receive a certain number of shares of common stock. Shares earned under PSU awards may vary from 0% to 200% of an employee’s targeted award. The fair value of stock-settled PSU awards is based on the market price of our stock at the grant date and is recognized as expense over the performance period, adjusted for estimated target outcomes and net of forfeitures.
During the nine months ended September 30, 2026, the Company granted 54,154 stock-settled restricted share unit (“RSU”) awards at a weighted average grant-date fair value of $279.63 per share to eligible employees. These awards are earned over a specified performance period. The fair value of stock-settled RSU awards is based on the market price of our stock at the grant date and is recognized as expense over the vesting period, net of forfeitures.
Stock-based compensation expense was $4.3 million and $21.8 million for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, stock-based compensation expense was $8.4 million and $17.1 million, respectively.

Note 14:  Other Expense (Income)
Other expense (income) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Restructuring and related charges	$3.9	$0.9	$8.0	$17.5
Gain on sale of SmartDose® 3.5mL, net	(55.7)	—	(55.7)	—
Contingent consideration	0.9	2.7	7.1	7.3
Asset impairments	0.4	0.3	4.6	1.4
Foreign exchange transaction losses	0.9	2.7	3.9	5.6
(Gain) loss on oil hedges	(2.0)	0.1	(2.9)	0.5
Other items	0.4	0.2	0.6	0.4
Total other expense (income)	$(51.2)	$6.9	$(34.4)	$32.7
Restructuring and Related Charges
In January 2025, the Company approved a restructuring plan to adjust our operating cost base to better respond to the macroeconomic factors influencing our business. These changes were expected to be implemented over a period of approximately twenty-four to thirty-six months from the date of approval. In September 2026, the Company expanded the scope of the originally approved January 2025 plan to include additional manufacturing site consolidation., which is expected to require an incremental charge of $20 million, primarily representing additional accelerated depreciation and lease amortization charges. The new total charge for this plan is now $48 million to $50 million, approximately $26 million of which the Company has recognized through September 30, 2026. Annualized savings are in the range of $35 million to $40 million. The following table presents activity related to our restructuring obligations related to our January 2025 restructuring plan:

($ in millions)	Severance and benefits	Asset-related charges	Total
Balance, December 31, 2025	$6.9	$—	$6.9
Charges (Credits)	3.8	3.8	7.6
Cash payments	(0.2)	—	(0.2)
Non-cash asset write downs	—	(3.8)	(3.8)
Balance, September 30, 2026	$10.5	$—	$10.5

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

($ in millions)	Severance and benefits	Total
Balance, December 31, 2025	$4.2	$4.2
Charges (Credits)	0.4	0.4
Cash payments	(2.7)	(2.7)
Balance, September 30, 2026	$1.9	$1.9
Asset Impairments
The Company's asset impairment expense includes impairment charges to its cost-method investments and expense related to fixed assets impaired or taken out of service. During the periods ended September 30, asset impairments consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost-method investment impairment charges	$—	$—	$3.5	$—
Fixed asset impairment expense	0.4	0.3	1.1	1.4
Total asset impairments	$0.4	$0.3	$4.6	$1.4
Note 15:  Income Taxes
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.
The provision for income taxes was $58.0 million and $34.0 million for the three months ended September 30, 2026 and 2025, respectively, and the effective tax rate was 21.7% and 19.8%, respectively. The increase in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $22.4 million associated with the sale of SmartDose® 3.5mL On-Body Delivery System which occurred in the third quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
The provision for income taxes was $134.9 million and $88.3 million for the nine months ended September 30, 2026 and 2025, respectively, and the effective tax rate was 21.5% and 20.1%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026, in addition to a one-time cost of $22.4 million associated with the sale of SmartDose® 3.5mL On-Body Delivery System which occurred in the third quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
The liability for unrecognized tax benefits was $70.6 million and $56.1 million as of September 30, 2026 and December 31, 2025, respectively, and is included within other long-term liabilities.

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

The following table presents information about our reportable segments, reconciled to consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net sales:
Proprietary Products	$728.8	$647.5	$2,145.7	$1,830.3
West Vantage	145.7	157.1	446.0	438.8
Consolidated net sales	$874.5	$804.6	$2,591.7	$2,269.1
The following tables provide summarized financial information for our two reportable segments and corporate and unallocated:

($ in millions)	September 30, 2026	December 31, 2025
Assets
Proprietary Products	$2,925.2	$2,987.0
West Vantage	696.8	718.1
Corporate and Unallocated (1)	438.7	564.9
Total consolidated	$4,060.7	$4,270.0
(1) Corporate and unallocated assets primarily include investments in affiliated companies, cash and cash equivalents, property, plant and equipment used in our corporate operations and deferred income taxes.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization	2026	2025	2026	2025
Proprietary Products	$37.6	$35.1	$110.3	$101.5
West Vantage	7.5	7.1	24.7	20.3
Corporate and Unallocated	0.8	0.8	2.3	2.6
Total consolidated	$45.9	$43.0	$137.3	$124.4

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures	2026	2025	2026	2025
Proprietary Products	$28.6	$47.7	$100.5	$148.1
West Vantage	8.2	13.6	18.9	57.2
Corporate and Unallocated	2.3	2.0	5.6	4.5
Total consolidated	$39.1	$63.3	$125.0	$209.8

The following table provides summarized financial information for our segments:

	Three months ended September 30, 2026			Three months ended September 30, 2025
($ in millions)	Proprietary Products	West Vantage	Total	Proprietary Products	West Vantage	Total
Net sales	$728.8	$145.7	$874.5	$647.5	$157.1	$804.6
Cost of goods and services sold	405.4	121.7		383.5	126.8
Research and development	18.3	—		17.1	—
Selling, general and administrative expenses	74.5	8.1		65.6	7.5
Other segment expense (income)(1)	—	0.4		6.1	0.5
Segment operating profit	$230.6	$15.5	$246.1	$175.2	$22.3	$197.5
Reconciliation of profit or loss:
Stock-based compensation			(4.3)			(8.4)
Corporate general costs(2)			(20.3)			(19.0)
Unallocated items:
Restructuring and other charges(3)			(6.3)			(2.5)
M&A activities, including SmartDose® 3.5mL sale(4)			54.0			—
Other(7)			(1.8)			—
Total consolidated operating profit			267.4			167.6
Interest (income) expense and other nonoperating expense (income), net			(0.3)			(4.3)
Income before income taxes and equity in net income of affiliated companies			$267.7			$171.9

	Nine Months ended September 30, 2026			Nine months ended September 30, 2025
($ in millions)	Proprietary Products	West Vantage	Total	Proprietary Products	West Vantage	Total
Net sales	$2,145.7	$446.0	$2,591.7	$1,830.3	$438.8	$2,269.1
Cost of goods and services sold	1,241.2	377.5		1,107.8	361.2
Research and development	53.8	—		52.5	—
Selling, general and administrative expenses	209.0	24.2		187.4	22.1
Other segment expense (income)(1)	10.0	0.3		15.1	1.9
Segment operating profit	$631.7	$44.0	$675.7	$467.5	$53.6	$521.1
Reconciliation of profit or loss:
Stock-based compensation			(21.8)			(17.1)
Corporate general costs(2)			(54.0)			(53.6)
Unallocated items:
Restructuring and other charges(3)			(9.3)			(21.9)
M&A activities, including SmartDose® 3.5mL sale(4)			45.7			—
Cost-method investment activity(5)			(3.5)			—
Amortization of acquisition-related intangible assets(6)			—			(0.2)
Other(7)			(9.2)			—
Total consolidated operating profit			623.6			428.3
Interest (income) expense and other nonoperating expense (income), net			(4.3)			(11.1)
Income before income taxes and equity in net income of affiliated companies			$627.9			$439.4

(1) Other segment expense (income) primarily includes foreign exchange transaction gains and losses, adjustments to contingent consideration and (gain) loss on oil hedges attributable to the segments during the three and nine months ended September 30, 2026 and 2025.
(2) Corporate general costs include executive and director compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.
(3) During the three and nine months ended September 30, 2026, the Company recorded pre-tax charges of $6.3 million and $9.3 million, respectively, related to our two existing restructuring programs: (i) $5.8 million and $7.7 million, respectively, within other expense (income), related to severance and retention benefit charges and the acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million and $1.6 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. During the three and nine months ended September 30, 2025, the Company recorded pre-tax charges of $2.5 million and $21.9 million, respectively, related to our two existing restructuring programs: (i) $0.9 million and $17.5 million, respectively, within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.6 million and $4.4 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries.
(4) During the three and nine months ended September 30, 2026, the Company recorded a pre-tax benefit of $54.0 million and $45.7 million, respectively, related to M&A activities, including the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The net benefit is composed of a net gain on the sale of its SmartDose® 3.5mL On-Body Delivery System assets of $55.7 million for the three and nine months ended September 30, 2026 within other expense (income). The Company recorded a net benefit of $1.9 million and net charges of $0.3 million, respectively, within other expense (income), related to employee benefit costs in connection with the sale agreement. The Company recorded the remaining $3.6 million and $9.7 million, respectively, within selling, general and administrative expenses, relating to professional services in connection with the sale agreement and other M&A activities.
(5) During the nine months ended September 30, 2026, the Company recorded cost-method investment impairment charges of $3.5 million within other expense (income).
(6) During the three and nine months ended September 30, 2025, we recorded $0.0 million and $0.2 million, respectively, of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020.
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

Macroeconomic Factors
Beginning in 2025, the U.S. government imposed additional tariffs and trade restrictions on certain goods produced outside of the United States, and certain jurisdictions in which we operate have imposed or are considering imposing tariffs and restrictions on certain goods produced in the United States. In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs imposed under the International Emergency Economic Power Act (“IEEPA”) were unauthorized. During the second quarter of 2026, the Company began applying for and receiving certain refunds for tariffs previously collected under the IEEPA. We continue to monitor this dynamic trade-policy environment, including the potential impact of existing or future tariffs, trade restrictions, retaliatory measures, available refund processes and mitigation actions. Based on information currently available, we do not expect these matters to have a material impact on our 2026 results.
We continue to monitor the conflict in the Middle East and related macroeconomic developments, including potential impacts on our operations, supply chain, transportation costs, energy costs and petroleum-based raw material inputs. While escalation or prolongation of the conflict could contribute to volatility or inflationary pressure in certain of these costs, based on information currently available and our corresponding mitigation efforts, we do not expect these matters to have a material impact on our results of operations, financial condition or liquidity. During the first nine months of 2026, our Israel-based facilities continued to operate without material disruption.
Financial Performance Summary
The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2026:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2026 U.S. GAAP	$267.4	$58.0	$214.0	$3.02
Unallocated items:
Restructuring and other charges(1)	6.3	1.4	4.9	0.06
M&A activities, including SmartDose® 3.5mL sale(2)	(54.0)	(22.0)	(31.9)	(0.45)
Amortization of acquisition-related intangible assets(4)	—	—	0.5	0.01
Other(5)	1.8	0.4	1.3	0.02
Three months ended September 30, 2026 adjusted amounts (non-U.S. GAAP)	$221.5	$37.8	$188.8	$2.66

($ in millions, except per share data)	Operating profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2026 U.S. GAAP	$623.6	$134.9	$506.8	$7.09
Unallocated items:
Restructuring and other charges(1)	9.3	(9.9)	19.1	0.26
M&A activities, including SmartDose® 3.5mL sale(2)	(45.7)	(20.2)	(25.5)	(0.36)
Cost-method investment activity(3)	3.5	—	3.5	0.05
Amortization of acquisition-related intangible assets(4)	—	—	1.4	0.02
Other(5)	9.2	2.1	7.2	0.10
Nine months ended September 30, 2026 adjusted amounts (non-U.S. GAAP)	$599.9	$106.9	$512.5	$7.16

The following tables present a reconciliation from U.S. GAAP to non-U.S. GAAP financial measures for the three and nine months ended September 30, 2025:

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Three months ended September 30, 2025 U.S. GAAP	$167.6	$34.0	$140.0	$1.92
Unallocated items:
Restructuring and other charges(1)	2.5	0.6	2.0	0.03
Amortization of acquisition-related intangible assets(4)	—	—	0.4	0.01
Three months ended September 30, 2025 adjusted amounts (non-U.S. GAAP)	$170.1	$34.6	$142.4	$1.96

($ in millions, except per share data)	Operating Profit	Income tax expense	Net income	Diluted EPS
Nine months ended September 30, 2025 U.S. GAAP	$428.3	$88.3	$361.6	$4.97
Unallocated items:
Restructuring and other charges(1)	21.9	3.0	19.0	0.26
Amortization of acquisition-related intangible assets(4)	0.2	—	1.5	0.02
Nine months ended September 30, 2025 adjusted amounts (non-U.S. GAAP)	$450.4	$91.3	$382.1	$5.25
(1)During the three and nine months ended September 30, 2026, the Company recorded pre-tax charges of $6.3 million and $9.3 million, respectively, related to our two existing restructuring programs: (i) $5.8 million and $7.7 million, respectively, within other expense (income), related to severance and retention benefit charges and the acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.5 million and $1.6 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026. During the three and nine months ended September 30, 2025, the Company recorded pre-tax charges of $2.5 million and $21.9 million, respectively, related to our two existing restructuring programs: (i) $0.9 million and $17.5 million, respectively, within other expense (income), related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $1.6 million and $4.4 million, respectively, within selling, general and administrative expenses, for professional services relating to our 2024 plan to optimize the legal structure of the Company and its subsidiaries. In addition, we recorded income tax charges of $2.0 million in the first quarter of 2025, related primarily to withholding tax and capital gains incurred in executing our plan to optimize our legal structure.
(2)During the three and nine months ended September 30, 2026, the Company recorded pre-tax benefit of $54.0 million and $45.7 million, respectively, related to M&A activities, primarily related to the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The net benefit is composed of a net gain on the sale of its SmartDose® 3.5mL On-Body Delivery System assets of $55.7 million for the three and nine months ended September 30, 2026 within other expense (income). The Company recorded a one-time tax cost of $22.4 million associated with the gain on the sale of SmartDose® 3.5mL On-Body Delivery System. The Company recorded a net benefit of $1.9 million and net charges of $0.3 million, respectively, within other expense (income), related to employee benefits in connection with the sale agreement. The Company recorded the remaining $3.6 million and $9.7 million, respectively, within selling, general and administrative expenses, relating to professional services in connection with other M&A activities.

(3)During the nine months ended September 30, 2026, the Company recorded cost-method investment impairment charges of $3.5 million within other expense (income).
(4)During the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $1.4 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo. During the three and nine months ended September 30, 2025, the Company recorded $0.0 million and $0.2 million, respectively, of amortization expense within selling, general and administrative expenses associated with an intangible asset acquired during the second quarter of 2020. During the three and nine months ended September 30, 2025, the Company recorded $0.4 million and $1.3 million, respectively, of amortization expense in association with an acquisition of increased ownership interest in Daikyo.
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
Percentages in the following tables and throughout the Results of Operations section may reflect rounding adjustments.
Net Sales
The following table presents net sales, consolidated and by reportable segment, for the three months ended September 30, 2026 and 2025:

Consolidated Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$874.5	$804.6	$69.9	8.7%
Less: Foreign exchange	(4.0)	—	(4.0)
SmartDose® 3.5mL transaction	(11.8)	(29.8)	18.0
Organic net sales	$866.7	$774.8	$91.9	11.9%

Proprietary Products Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$728.8	$647.5	$81.3	12.6%
Less: Foreign exchange	(3.0)	—	(3.0)
SmartDose® 3.5mL transaction	(11.8)	(29.8)	18.0
Organic net sales	$720.0	$617.7	$102.3	16.6%

West Vantage Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$145.7	$157.1	$(11.4)	(7.3)%
Less: Foreign exchange	(1.0)	—	(1.0)
Organic net sales	$146.7	$157.1	$(10.4)	(6.6)%

Consolidated net sales increased by $69.9 million, or 8.7%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $4.0 million and a reduction in SmartDose® 3.5mL product revenue of $18.0 million due to our sale of the product line to AbbVie on July 1, 2026. Excluding foreign currency translation effects and the impact of SmartDose® 3.5mL, consolidated net sales for the three months ended September 30, 2026 organically increased by $91.9 million, or 11.9%, as compared to the same period in 2025. Volume and mix contributed $58.3 million of growth in the three months ended September 30, 2026, while sales price increases contributed $33.6 million.
Proprietary Products – Proprietary Products net sales increased by $81.3 million, or 12.6%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $3.0 million. Excluding foreign currency translation effects and SmartDose® 3.5mL product revenue reduction of $18.0 million, net sales for the three months ended September 30, 2026 increased by $102.3 million, or 16.6%, as compared to the same period in 2025. Increased sales of HVP components contributed approximately 13 percentage points of organic sales growth and sales of HVP delivery devices contributed a further 3 percentage points. Sales of HVP components increased $79.1 million, or 20.3%, excluding foreign currency translation effects. This increase in HVP components sales was driven by continued strong customer demand for both Biologics and GLP-1 products as well as sales price increases. Sales of HVP delivery devices increased $18.3 million, or 26.4%, excluding foreign currency translation effects and the impact of SmartDose® 3.5mL. The increase in HVP delivery devices was driven primarily by customer demand for Daikyo Crystal Zenith® and Administration Systems. Sales of Standard Products increased by $4.9 million, or 3.1%, excluding foreign currency translation adjustments.
West Vantage – West Vantage net sales decreased by $11.4 million, or 7.3%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $1.0 million. Excluding foreign currency translation effects, net sales for the three months ended September 30, 2026 decreased by $10.4 million, or 6.6%, as compared to the same period in 2025. The decrease was driven by the planned expiration of a continuous glucose monitoring customer contract at one of our facilities, offset by sales price increases and increases in sales of self-injection devices for diabetes and obesity and device components.
The following table presents net sales, consolidated and by reportable segment, for the nine months ended September 30, 2026 and 2025:

Consolidated Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$2,591.7	$2,269.1	$322.6	14.2%
Less: Foreign exchange	44.5	—	44.5
SmartDose® 3.5mL transaction	(11.8)	(29.8)	18.0
Organic net sales	$2,535.4	$2,239.3	$296.1	13.2%

Proprietary Products Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$2,145.7	$1,830.3	$315.4	17.2%
Less: Foreign exchange	36.5	—	36.5
SmartDose® 3.5mL transaction	(11.8)	(29.8)	18.0
Organic net sales	$2,097.4	$1,800.5	$296.9	16.5%

West Vantage Net Sales	2026	2025	Change	Percentage Change
Reported net sales	$446.0	$438.8	$7.2	1.6%
Less: Foreign exchange	8.0	—	8.0
Organic net sales	$438.0	$438.8	$(0.8)	(0.2)%

Consolidated net sales increased by $322.6 million, or 14.2%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $44.5 million. Excluding foreign currency translation effects and the reduction in SmartDose® 3.5mL product revenue of $18.0 million for the three months ended September 30, 2026 due to our sale of the product line to AbbVie on July 1, 2026, consolidated net sales for the nine months ended September 30, 2026 increased by $296.1 million, or 13.2%, as compared to the same period in 2025. Volume and mix contributed $208.0 million of growth in the nine months ended September 30, 2026, while sales price increases contributed $88.1 million.
Proprietary Products – Proprietary Products net sales increased by $315.4 million, or 17.2%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $36.5 million. Excluding foreign currency translation effects and the reduction in SmartDose® 3.5mL product revenue, net sales for the nine months ended September 30, 2026 increased by $296.9 million, or 16.5%, as compared to the same period in 2025. Sales of HVP components increased $216.0 million, or 20.4%, excluding foreign currency translation effects. The increase in HVP components sales was driven by continued strong customer demand for Biologics products and GLP-1 products as well as sales price increases. Sales of HVP delivery devices increased $74.3 million, or 27.9%, excluding foreign currency translation effects and excluding the reduction in SmartDose® 3.5mL product revenue. The increase in HVP delivery devices was driven by higher market demand for self-injection devices in the first half of 2026, higher sales of Daikyo Crystal Zenith®, and sales price increases. Sales of Standard Products increased by $6.6 million, or 1.4%, excluding foreign currency translation adjustments.
West Vantage – West Vantage net sales increased by $7.2 million, or 1.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $8.0 million. Excluding foreign currency translation effects, net sales for the nine months ended September 30, 2026 decreased by $0.8 million, or 0.2%, as compared to the same period in 2025. The decrease was primarily driven by the planned expiration of a continuous glucose monitoring customer contract at one of our facilities in June, offset by sales price increases and an increase in sales of self-injection devices for diabetes and obesity and device components.
Gross Profit
The following table presents gross profit and related gross profit margins, consolidated and by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products:
Gross profit	$323.4	$264.0	$904.5	$722.5
Gross profit margin	44.4%	40.8%	42.2%	39.5%
West Vantage:
Gross profit	$24.0	$30.3	$68.5	$77.6
Gross profit margin	16.5%	19.3%	15.4%	17.7%
Consolidated gross profit	$347.4	$294.3	$973.0	$800.1
Consolidated gross profit margin	39.7%	36.6%	37.5%	35.3%
Consolidated - Consolidated gross profit increased by $53.1 million, or 18.0%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.5 million for the three months ended September 30, 2026, as compared to the same period in 2025. Consolidated gross profit margin increased by 3.1 percentage points for the three months ended September 30, 2026, as compared to the same period in 2025.

Consolidated gross profit increased by $172.9 million, or 21.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $16.5 million for the nine months ended September 30, 2026, as compared to the same period in 2025. Consolidated gross profit margin increased by 2.2 percentage points for the nine months ended September 30, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products gross profit increased by $59.4 million, or 22.5%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.4 million. Proprietary Products gross profit margin increased by 3.6 percentage points for the three months ended September 30, 2026, as compared to the same periods in 2025, due primarily to favorable sales mix of HVP components, including GLP-1 products, as well as sales price increases. These were partially offset by inflationary pressures and plant costs.
Proprietary Products gross profit increased by $182.0 million, or 25.2%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $15.2 million. Proprietary Products gross profit margin increased by 2.7 percentage points for the nine months ended September 30, 2026, as compared to the same periods in 2025, due primarily to favorable sales mix of HVP components, including GLP-1 products, and sales price increases. These were offset by inflationary pressures on our cost base and plant performance.
West Vantage - West Vantage gross profit decreased by $6.3 million, or 20.8%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.1 million. West Vantage gross profit margin decreased by 2.8 percentage points for the three months ended September 30, 2026, as compared to the same period in 2025, due to product mix, inflationary pressures on our plant spend, and plant ramp up costs related to our drug handling programs, partially offset by sales price increases.
West Vantage gross profit decreased by $9.1 million, or 11.7%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.3 million. West Vantage gross profit margin decreased by 2.3 percentage points for the nine months ended September 30, 2026, as compared to the same period in 2025, due to inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend, partially offset by sales price increases.
Research and Development (“R&D”) Costs
The following table presents consolidated R&D costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Consolidated R&D costs	$18.3	$17.1	$53.8	$52.5
Consolidated R&D costs increased by $1.2 million, or 7.0%, and $1.3 million, or 2.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increase in R&D spend is associated with our investment in (1) primary injectables in elastomeric components, formulation development & packaging and (2) drug containment systems, self-injection systems, and drug administration consumables.
All of the R&D costs incurred in the three and nine months ended September 30, 2026 and 2025 related to Proprietary Products.

Selling, General and Administrative (“SG&A”) Costs
The following table presents SG&A costs, consolidated and by reportable segment and corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$74.5	$65.6	$209.0	$187.4
West Vantage	8.1	7.5	24.2	22.1
Corporate and unallocated items	30.3	29.6	96.8	77.1
Consolidated SG&A costs	$112.9	$102.7	$330.0	$286.6
SG&A as a % of net sales	12.9%	12.8%	12.7%	12.6%
Consolidated - Consolidated SG&A costs increased by $10.2 million, or 9.9%, for the three months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $0.1 million.
Consolidated SG&A costs increased by $43.4 million, or 15.1%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.7 million.
Proprietary Products - Proprietary Products SG&A costs increased by $8.9 million, or 13.6%, for the three months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $0.1 million, due primarily to higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025, increased salaries and wages due to headcount increases and increased professional fees, which contributed approximately 6%, 4% and 2%, respectively, to the SG&A cost increases.
Proprietary Products SG&A costs increased by $21.6 million, or 11.5%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.5 million. Proprietary Products SG&A costs increased due primarily to higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025 and increased salaries and wages due to headcount increases, each of which contributed approximately 4% of the SG&A cost increases.
West Vantage - West Vantage SG&A costs increased by $0.6 million, or 8.0%, for the three months ended September 30, 2026, as compared to the same period in 2025, due primarily to increased salary and wages due to annual inflationary increases.
West Vantage SG&A costs increased by $2.1 million, or 9.5%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.2 million, due primarily to increased salary and wages due to annual inflationary increases and higher annual incentive compensation from a higher projected incentive payout compared to the same period in 2025.
Corporate and unallocated items - Corporate and unallocated SG&A costs increased by $0.7 million, or 2.4%, for the three months ended September 30, 2026, as compared to the same period in 2025. During the three months ended September 30, 2026, the Company recorded expense within SG&A on the following unallocated items: (i) expense of $1.8 million related to nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026 and (ii) expense of $3.6 million relating to professional services in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and other M&A activities, which were not recorded during the same period in 2025. These increases were partially offset by a decrease in charges related to stock-based compensation in the three months ended September 30, 2026, as compared to the same period in 2025, of approximately $4 million, and decreased general corporate costs. See the Financial Performance Summary section above for further details.

Corporate and unallocated SG&A costs increased by $19.7 million, or 25.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025. During the nine months ended September 30, 2026, the Company recorded expense within SG&A on the following unallocated items: (i) expense of $9.2 million related to nonrecurring professional fees associated with various items including certain legal matters and our cybersecurity incident from May 2026 and (ii) expense of $9.7 million relating to professional services in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and other M&A activities, which were not recorded during the same period in 2025. Additionally, the Company recorded additional charges related to stock-based compensation in the nine months ended September 30, 2026, as compared to the same period in 2025, of approximately $5 million related to improved financial performance metrics and increased mark-to-market charges. These increases were partially offset by decreased general corporate costs. See the Financial Performance Summary section above for further details.
Other Expense (Income)
The following table presents other income and expense items, consolidated and by reportable segment, corporate and unallocated items:

Expense (Income)	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$—	$6.1	$10.0	$15.1
West Vantage	0.4	0.5	0.3	1.9
Corporate and unallocated	(51.6)	0.3	(44.7)	15.7
Consolidated other expense (income)	$(51.2)	$6.9	$(34.4)	$32.7
Other expense and income items consist of restructuring and related charges, foreign exchange transaction gains and losses, contingent consideration, gains and losses on oil hedges, asset impairments and miscellaneous income and charges.
Consolidated - Consolidated other expense (income) changed by $58.1 million for the three months ended September 30, 2026, as compared to the same period in 2025, due to the factors described below.
Consolidated other expense (income) changed by $67.1 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due to the factors described below.
Proprietary Products - Proprietary Products other expense (income) changed by $6.1 million for the three months ended September 30, 2026, as compared to the same period in 2025, due primarily to decreased contingent consideration expense and increased gains on oil hedges recorded in the three months ended September 30, 2026, as compared to the same period in 2025.
Proprietary Products other expense (income) changed by $5.1 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to increased gains on oil hedges and decreased contingent consideration expense in the nine months ended September 30, 2026, as compared to the same period in 2025.
West Vantage - West Vantage other expense (income) changed by $0.1 million for the three months ended September 30, 2026, as compared to the same period in 2025, due primarily to foreign exchange gains being recorded in the three months ended September 30, 2026, as compared to foreign exchange losses being recorded in the same period in 2025.
West Vantage other expense (income) changed by $1.6 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to foreign exchange gains being recorded in the nine months ended September 30, 2026, as compared to foreign exchange losses being recorded in the same period in 2025.

Corporate and unallocated items - Corporate and unallocated items changed by $51.9 million for the three months ended September 30, 2026, as compared to the same period in 2025, due primarily to the Company recording a net gain on the sale of its SmartDose® 3.5mL On-Body Delivery System assets of $55.7 million. The gain on sale was partially offset by restructuring and other charges of $3.9 million within the three months ended September 30, 2026, as compared to $0.9 million being recorded during the same period in 2025. The Company's 2026 restructuring and other charges within other expense (income) were (i) $5.8 million related to the acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) a net benefit of $1.9 million related to employee benefit costs in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The Company's 2025 restructuring and other charges within other expense (income) were $0.9 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan.
Corporate and unallocated items changed by $60.4 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to the Company recording a net gain on the sale of its SmartDose® 3.5mL On-Body Delivery System assets of $55.7 million. Additionally, the Company recorded restructuring and other charges during 2025 within other expense (income) of $17.5 million related to severance and retention benefits and acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan. The Company's 2026 restructuring and other charges within other expense (income) were (i) $7.7 million related to severance, acceleration of depreciation and lease costs in connection with the Company's January 2025 restructuring plan and (ii) $0.3 million related to employee benefit costs in connection with the Company's agreement to sell its SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The decrease in restructuring and other charges was partially offset by the Company recording cost-method investment impairment charges of $3.5 million during the nine months ended September 30, 2026 that did not occur in the same period in 2025.
Operating Profit
The following table presents adjusted operating profit, consolidated and by reportable segment, corporate and unallocated items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Proprietary Products	$230.6	$175.2	$631.7	$467.5
West Vantage	15.5	22.3	44.0	53.6
Corporate and unallocated items	21.3	(29.9)	(52.1)	(92.8)
Consolidated operating profit	$267.4	$167.6	$623.6	$428.3
Consolidated operating profit margin	30.6%	20.8%	24.1%	18.9%
Unallocated items	(45.9)	2.5	(23.7)	22.1
Adjusted consolidated operating profit	$221.5	$170.1	$599.9	$450.4
Adjusted consolidated operating profit margin	25.3%	21.1%	23.1%	19.8%
Consolidated - Consolidated operating profit increased by $99.8 million, or 59.5%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.3 million for the three months ended September 30, 2026, as compared to the same period in 2025.
Consolidated operating profit increased by $195.3 million, or 45.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $13.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025.
Proprietary Products - Proprietary Products operating profit increased by $55.4 million, or 31.6%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $2.2 million, due to the factors described above, most notably favorable sales mix of HVP components, including GLP-1 products.

Proprietary Products operating profit increased by $164.2 million, or 35.1%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $12.2 million, due to the factors described above, most notably favorable sales mix of HVP components, including GLP-1 products.
West Vantage - West Vantage operating profit decreased by $6.8 million, or 30.5%, for the three months ended September 30, 2026, as compared to the same period in 2025, including an unfavorable foreign currency translation impact of $0.1 million, due to the factors described above, most notably inefficiencies associated with production, as well as inflationary pressures on our plant spend.
West Vantage operating profit decreased by $9.6 million, or 17.9%, for the nine months ended September 30, 2026, as compared to the same period in 2025, including a favorable foreign currency translation impact of $1.1 million, due to the factors described above, most notably inefficiencies associated with production downtime related to the Company’s May 2026 cyber incident, as well as inflationary pressures on our plant spend.
Corporate and unallocated - Excluding the unallocated items, Corporate costs decreased by $2.8 million, or 10.2%, for the three months ended September 30, 2026, as compared to the same period in 2025, due to the factors described above, most notably the decrease in expense related to stock-based compensation.
Excluding the unallocated items, Corporate costs increased by $5.1 million, or 7.2%, for the nine months ended September 30, 2026, as compared to the same period in 2025, due to the factors described above, most notably the increase in expense related to stock-based compensation.
For unallocated items, please refer to the Financial Performance Summary section above for details.
Interest Expense, Net and Interest Income
The following table presents interest expense, net, by significant component:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest expense	$4.4	$4.2	$11.9	$12.5
Capitalized interest	(0.6)	(4.0)	(3.6)	(11.8)
Interest expense, net	$3.8	$0.2	$8.3	$0.7

Interest income	$(4.3)	$(4.7)	$(13.2)	$(12.4)
Interest expense, net, increased by $3.6 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due primarily to a decrease in capitalized interest, partially offset by a decline in interest rates on the Company's Term Loan in the three and nine months ended September 30, 2026, as compared to the same periods in 2025.
Interest income decreased by $0.4 million and increased by $0.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due primarily to the Company having a lower average cash balance in the three months ended September 30, 2026 and a higher average cash balance in the nine months ended September 30, 2026, as compared to the same periods in 2025.
Other Nonoperating Expense (Income)
Other nonoperating expense (income) was $0.2 million and $0.6 million for both the three and nine months ended September 30, 2026 and 2025, respectively.

Income Tax Expense
The provision for income taxes was $58.0 million and $34.0 million for the three months ended September 30, 2026 and 2025, respectively, and the effective tax rate was 21.7% and 19.8%, respectively. The increase in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $22.4 million associated with the sale of SmartDose® 3.5mL On-Body Delivery System which occurred in the third quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
The provision for income taxes was $134.9 million and $88.3 million for the nine months ended September 30, 2026 and 2025, respectively, and the effective tax rate was 21.5% and 20.1%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, is primarily due to a one-time tax cost of $12.0 million associated with an internal legal entity restructuring which occurred in the first quarter of 2026, in addition to a one-time cost of $22.4 million associated with the sale of SmartDose® 3.5mL On-Body Delivery System which occurred in the third quarter of 2026, partially offset by the impact of favorable changes in our geographic mix of earnings.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies was $4.3 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. Equity in net income of affiliated companies increased by $2.2 million for the three months ended September 30, 2026, as compared to the same period in 2025, due primarily to favorable operating results at Daikyo and the Mexico affiliates.
Equity in net income of affiliated companies was $13.8 million and $10.5 million for the nine months ended September 30, 2026 and 2025, respectively. Equity in net income of affiliated companies increased by $3.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to favorable operating results at Daikyo, partially offset by unfavorable operating results at the Mexico affiliates.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents cash flow data for the nine months ended September 30:

($ in millions)	2026	2025
Net cash provided by operating activities	$403.4	$503.7
Net cash used in investing activities	$(7.0)	$(209.8)
Net cash used in financing activities	$(715.3)	$(173.4)
Net Cash Provided by Operating Activities – Net cash provided by operating activities decreased by $100.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to increases in customer accounts receivable and timing of collections as well as increased inventory levels to support our operations.
Net Cash Used in Investing Activities – Net cash used in investing activities decreased by $202.8 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to the proceeds from the sale of assets of the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie and a reduction in capital expenditures.
Net Cash Used in Financing Activities – Net cash used in financing activities increased by $541.9 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due primarily to an increase in purchases under our share repurchase programs.

Liquidity and Capital Resources
The table below presents selected liquidity and capital measures:

($ in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$464.1	$791.3
Accounts receivable, net	$748.2	$574.4
Inventories	$464.7	$443.9
Accounts payable	$249.4	$253.7
Debt	$202.9	$202.8
Equity	$2,968.2	$3,176.0
Working capital	$1,172.2	$1,323.3
Cash and cash equivalents include all instruments that have maturities of ninety days or less when purchased. Working capital is defined as current assets less current liabilities.
Cash and cash equivalents – Our cash and cash equivalents balance at September 30, 2026 consisted of cash held in depository accounts with banks around the world and cash invested in high-quality, short-term investments. The cash and cash equivalents balance at September 30, 2026 included $84.7 million of cash held by subsidiaries within the U.S., and $379.4 million of cash held by subsidiaries outside of the U.S. During the nine months ended September 30, 2026, we purchased 2,424,121 shares of our common stock under the share repurchase program at a cost of $685.3 million, or an average price of $282.68 per share.
Working capital – Working capital at September 30, 2026 decreased by $151.1 million, or 11.4%, as compared to December 31, 2025, which includes a decrease of $3.4 million due to foreign currency translation. Excluding the impact of currency exchange rates, cash and cash equivalents decreased by $318.9 million, while accounts receivable increased by $182.2 million.
The decrease in cash and cash equivalents was due to share repurchases and capital expenditures during the nine months ended September 30, 2026, partially offset by cash from operations and proceeds from the sale of assets of the SmartDose® 3.5mL On-Body Delivery System and associated facilities to AbbVie. The increase in accounts receivable was due to timing of sales within the third quarter of 2026 as compared to the fourth quarter of 2025, as well as timing of customer collections.
Debt and credit facilities – The total debt balance of $202.9 million at September 30, 2026 is consistent with the total debt balance of $202.8 million at December 31, 2025.
Our sources of liquidity include our multi-currency revolving credit facility. At September 30, 2026, we had no outstanding borrowings under the multi-currency revolving credit facility. At September 30, 2026, the borrowing capacity available under the multi-currency revolving credit facility, including outstanding letters of credit of $2.3 million, was $497.7 million. We do not expect any significant limitations on our ability to access this source of funds.
Pursuant to the financial covenants in our debt agreements, we are required to maintain established interest coverage ratios and not to exceed established leverage ratios. In addition, the agreements contain other customary covenants, none of which we consider restrictive to our operations. At September 30, 2026, we were in compliance with all of our debt covenants.
We believe that cash on hand and cash generated from operations, together with availability under our multi-currency revolving credit facility, will be adequate to address our foreseeable liquidity needs based on our current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.
Additionally, on October 26, 2026, the Company completed a refinancing of its senior unsecured credit facilities. See Note 8, Debt, within Item 1 of this report.

Commitments and Contractual Obligations
A summary of future material cash payments resulting from commitments and contractual obligations was provided in our 2025 Annual Report. During the three months ended September 30, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2026, we had no off-balance sheet financing arrangements other than unconditional purchase obligations incurred in the ordinary course of business and outstanding letters of credit related to various insurance programs, as noted in our 2025 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to the Critical Accounting Policies and Estimates disclosed in Part II, Item 7 of our 2025 Annual Report.
NEW ACCOUNTING STANDARDS
For information on new accounting standards, see Note 2, New Accounting Standards, within Item 1 of this report.
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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures are effective.
Changes in Internal Controls
During the quarter ended September 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2026 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2026	185,521	$339.09	185,521	$482,810,000
August 1 - 31, 2026	323,689	$349.61	323,689	369,640,000
September 1 - 30, 2026	154,301	$355.79	154,301	314,740,000
Total	663,511	$348.11	663,511	314,740,000
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
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

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

4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K report for the year ended December 31, 2025, filed February 17, 2026)
4.4(1)	Instruments defining the rights of holders of long-term debt securities of West and its subsidiaries have been omitted.
10.1(2)(3)	Amended and Restated Technology Exchange and CrossLicense Agreement, dated and effective July 14, 2026, between Daikyo Seiko, Ltd. and us.
10.2(2)(3)	Distributorship Agreement, dated and effective July 14, 2026, between Daikyo Seiko, Ltd. and us.
10.3(2)(3)	Distributorship Agreement, dated and effective July 14, 2026, between us and Daikyo Seiko, Ltd.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
(1) We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.
(2) Certain information has been excluded from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential.
(3) Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
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

October 29, 2026